Form 10-Q
period 1994-03-31
TEREX CORP
filed 1994-05-16
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                               F O R M   10 - Q

(Mark One)

   (x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____


                        Commission file number 1-10702


                               Terex Corporation
            (Exact name of registrant as specified in its charter)

         Delaware                                       34-1531521
 (State of Incorporation)                   (IRS Employer Identification No.)


          500 Post Road East, Suite 320, Westport, Connecticut 06880
                   (Address of principal executive offices)


                                (203) 222-7170
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES  ( )             NO (X)

Number of outstanding shares of common stock:  10,303,067 as of March 31, 1994.


The Exhibit Index appears on page 29.




                                     INDEX

                      TEREX CORPORATION AND SUBSIDIARIES


                                                                    Page No.

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

Terex Corporation (the "Company") has not yet filed its Annual Report on Form 10-K for the year ended December 31, 1993. The Company's auditors, Price Waterhouse, and former auditors, Deloitte & Touche, have advised the Company that they are unable to issue accountant's reports on the Company's financial statements for 1991, 1992 and 1993, which are required to be included in the Company's Annual Report on Form 10-K, until consideration has been completed of certain items which may affect the financial statements of Fruehauf Trailer Corporation ("Fruehauf"), the Company's former subsidiary, and, as a result,
may also affect the financial statements of the Company.   The accompanying
condensed consolidated financial statements of Terex Corporation and Subsidiaries as of March 31, 1994 and for the three months ended March 31, 1994 and and December 31, 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, the accompanying condensed consolidated financial statements include certain additional disclosures as of December 31, 1993 which management believes to be useful for a complete understanding of the financial statements.

          Condensed Consolidated Statement of Operations --
            Three months ended March 31, 1994 and 1993                    3

          Condensed Consolidated Balance Sheet --
            March 31, 1994 and December 31, 1993                          4

          Condensed Consolidated Statement of Cash Flows --
            Three months ended March 31, 1994 and 1993                    5

          Notes to Condensed Consolidated Financial Statements --
            March 31, 1994                                                6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          21


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                              27

Item 6    Exhibits and Reports on Form 8-K                               27


SIGNATURE                                                                28





                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                                   For the Three Months
                                                     Ended March 31,

                                                   1994           1993

Net sales                                      $   168,038    $   183,197

Cost of goods sold                                 153,953        165,598

     Gross profit                                   14,085         17,599

Engineering, selling and
 administrative expenses:
     Third parties                                  19,110         19,941
     Related parties                                 2,245            875

     Total engineering, selling and
      administrative expenses                       21,355         20,816

          Loss from operations                     (7,270)        (3,217)

Other income (expense):
     Interest income                                   191            410
     Interest expense                              (7,551)        (7,625)
     Equity in net loss of Fruehauf                    ---          (496)
     Gain on sale of Fruehauf stock                  4,620            ---
     Gain (loss) on sale of property,
      plant and equipment                             (60)            214
     Amortization of debt issuance costs             (620)          (908)
     Amortization of goodwill and
      other intangibles                              (189)          (963)
     Other income (expense)                             73            406

     Loss before income taxes                     (10,806)       (12,179)

Provision for income taxes                            (18)          (220)

     Net loss                                  $  (10,824)    $  (12,399)

Net loss per common and common
 equivalent share                              $    (1.05)    $   (1.25)

Weighted average common shares outstanding
     including dilutive options and warrants
     (See Exhibit 11.1)                             10,303          9,950


  The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                March 31,      December 31,
                                                   1994           1993
ASSETS

Current assets
     Cash and cash equivalents                 $     3,882    $     9,183
     Restricted cash                                 4,087          6,263
     Trade receivables (less allowance of
      $6,722 in 1994 and $7,478 in 1993)            78,948         74,326
     Net inventories                               159,225        164,343
     Other current assets                            4,080          4,016

          Total current assets                     250,222        258,131

Property, plant and equipment - net                100,709         97,537

Debt issuance costs and intangible assets           11,884         12,645

Investment in Fruehauf (Note B)                     39,053            ---

Other assets                                        22,831         23,192

Total assets                                   $   424,699    $   391,505

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
     Notes payable                             $     1,506    $     2,909
     Current portion of long-term debt              24,327         19,799
     Trade accounts payable                         81,328         82,270
     Accrued compensation and benefits               8,087          8,162
     Accrued warranties and product liability       27,258         27,226
     Accrued interest                                5,005         10,698
     Accrued income taxes                            1,537          1,415
     Accrued costs to consolidate operations         7,441          8,384
     Other current liabilities                      26,701         23,837

          Total current liabilities                183,190        184,700

Long-term debt less current portion                198,709        195,331
Accrued warranties and product
 liability - long-term                              34,811         33,959
Accrued pension                                     21,207         20,270
Other long-term liabilities                          5,174          5,217

Redeemable convertible preferred stock              11,860         10,480

Commitments and contingencies (Note K)

Stockholders' investment
     Warrants to purchase common stock              16,851         16,851
     Common stock, $.01 par value -
      authorized 30,000,000 shares;
      issued and outstanding
      10,303 at March 31, 1994 and
      10,303 at December 31, 1993                      103            103
     Additional paid-in capital                     40,127         40,127
     Accumulated deficit                         (111,248)       (99,044)
     Pension liability adjustment                  (4,173)        (4,173)
     Unrealized holding gain
      on equity securities                          39,053            ---
     Cumulative translation adjustment            (10,965)       (12,316)

          Total stockholders' investment          (30,252)       (58,452)

Total liabilities and
 stockholders' investment                      $   424,699    $   391,505

The accompanying notes are an integral part of these financial statements.

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                   For the Three Months
                                                     Ended March 31,

                                                   1994           1993

OPERATING ACTIVITIES
     Net loss                                  $  (10,824)    $  (12,399)
     Adjustments to reconcile net loss to
      cash flows from operating activities:
          Depreciation                               3,839          3,782
          Amortization                                 944          1,946
          (Gain) loss on sale of property,
           plant and equipment                          60          (214)
          Equity in net loss of Fruehauf               ---            496
          Gain on sale of Fruehauf stock           (4,620)            ---
          Other                                       (48)             18
          Changes in operating assets
           and liabilities:
               Restricted cash                       2,176          3,022
               Trade receivables                   (4,620)          1,640
               Net inventories                       5,694         11,463
               Trade accounts payable                (201)            117
               Accrued compensation
                and benefits                         (170)          1,674
               Accrued warranties and
                product liability                    1,164          (509)
               Accrued interest                    (5,693)        (6,591)
               Accrued income taxes                    132          (412)
               Accrued costs to consolidate
                operations                           (998)        (7,615)
               Other                                   496          1,059

               Net cash used in operating
                activities                        (12,669)        (2,523)

INVESTING ACTIVITIES
     Capital expenditures, net of dispositions     (5,117)        (3,302)
     Proceeds from sale of property,
      plant and equipment                              106            340
     Proceeds from refinancing note receivable       1,000            ---
     Advances to Fruehauf                              ---          (436)
     Proceeds from sale of Fruehauf stock            5,175            ---
     Other                                              25          (100)

          Net cash from (used in)
           investing activities                      1,189        (3,498)

FINANCING ACTIVITIES
     Net borrowings under revolving line
      of credit agreements                           5,764            303
     Other                                             354            817

          Net cash from financing activities         6,118          1,120

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                   61           (97)

NET DECREASE IN CASH AND CASH EQUIVALENTS          (5,301)        (4,998)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                 9,183         25,671

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $     3,882    $    20,673



  The accompanying notes are an integral part of these financial statements.



                      TEREX  CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise denoted)
                                March 31, 1994


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and Subsidiaries as of March 31, 1994 and December 31, 1993 and for the three months ended March 31, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, the accompanying condensed consolidated financial statements include certain additional disclosures as of December 31, 1993, which have been derived from the unaudited consolidated financial statements as of that date, which management believes to be useful for a complete understanding of the financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature, except for the impact of the accounting changes discussed in Note B -- "Accounting Changes." Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%. The cost method or fair value method as discussed in Note B -- "Accounting Changes" is used to account for investments in affiliates in which the Company has an ownership interest of less than 20%.

Business Segment Information.  The Company operates in two industry segments:
Heavy Equipment and Material Handling. Through its Material Handling Segment, the Company is engaged in designing, manufacturing and marketing a complete line of internal combustion and electric lift trucks, electric walkies, automated pallet trucks, industrial tow tractors and related replacement parts. Material Handling Segment products are used in material handling applications in a broad array of manufacturing, distribution and transportation industries. Through its Heavy Equipment Segment, the Company designs, manufactures and markets heavy-duty, off-highway earthmoving, construction, lifting, material handling and aerial lift equipment, and related components and replacement parts. Products include haulers, scrapers, loaders, crawlers, cranes, excavators, draglines and aerial lifts. Such products are used primarily by construction, mining, logging, industrial and government customers in the building of roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel; and the handling of materials in the scrap, refuse and lumber industries.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Restricted Cash. The Company has classified as restricted certain cash and cash equivalents that are not fully available for use in its operations. The Company deposits funds in cash collateral accounts to collateralize certain letters of credit issued by banks for use in the ordinary course of the Company's business or to guarantee the Company's performance under certain contracts. The restricted cash balances will be made available to the Company as the underlying letters of credit expire.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out ("LIFO") method for certain domestic inventories and by the first-in, first-out ("FIFO") method for inventories of international subsidiaries and certain domestic inventories. Approximately 50% of consolidated inventories are accounted for under the LIFO method.

Debt Issuance Costs.   Debt issuance costs represent costs associated with
securing the Company's financing arrangements which are capitalized and amortized over the life of the respective debt agreement. Capitalized debt issuance costs related to debt that is retired are charged to expense at the time of retirement.

Intangible Assets. Intangible assets include the excess of purchase price over the fair value of identifiable net assets of acquired companies, which is being amortized on a straight-line basis over 15 years, and costs allocated to patents, trademarks and other specifically identifiable assets arising from business combinations, which are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Plant and equipment are depreciated over the estimated useful lives of the assets under the straight-line method of depreciation for financial reporting purposes and both straight-line and other methods for tax purposes.

Accrued Warranties and Product Liability. The Company records accruals for potential warranty and product liability claims based on the Company's claim experience. Warranty costs are accrued at the time revenue is recognized. The Company provides self-insurance reserves for estimated product liability experience costs for known claims and for claims anticipated to have been incurred which have not yet been reported. Certain of the Company's product liability accruals, principally related to the forklift business acquired during 1992, are presented on a discounted basis. The related discount, computed using an 8.0% discount rate, is recorded as a direct reduction of gross product liability claims and is amortized using the effective interest rate method. The remainder of the Company's product liability accruals are presented on a gross settlement basis.

Non Pension Postretirement Benefits. The Company records an accrual of the obligation to provide future benefits to employees during the years that the employees provide service, pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits. The Company has elected the delayed recognition method for the obligation measured as of the date of adoption of SFAS No. 106.

Revenue Recognition.   Revenue and costs are generally recorded when products
are shipped and invoiced to either independently owned and operated dealers or
to customers.   Certain new units may be invoiced  prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time (generally within two weeks) specified by the customer at the time the customer is notified that the unit is completed or specified in the sales agreement. In such cases, the units are invoiced under the Company's customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company's inventory and identified as belonging to the customer and the Company has no further obligations under the order.

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at period-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the period. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Investment. Gains or losses resulting from foreign currency transactions are included in Other income (expense) -- net.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses.

Income Taxes. The Company follows the liability method of accounting for income taxes which provides that deferred tax assets and liabilities be recorded based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes."
SFAS No. 109 further requires that the Company record a valuation allowance for deferred tax assets if realization of such assets is dependent on future taxable income.

Issuance of Stock by a Subsidiary. The Company accounts for increases and decreases in its proportionate share of a subsidiary's equity arising from the issuance of stock by the subsidiary and related transactions as gains and losses in the Consolidated Statement of Operations.

Net Income (Loss) Per Share. Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. The dilutive effect of common stock equivalents (if applicable) is calculated assuming the conversion of convertible securities at the beginning of the period and using the treasury stock method for options and warrants.


NOTE B -- ACCOUNTING CHANGES

Employers' Accounting for Postemployment Benefits

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," on January 1, 1994. This statement establishes accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment but before retirement. The Company already accounts for substantially all of such benefits on an accrual basis and the effect of adoption of the new standard was not material to the Company's financial statements.

Accounting for Certain Investments in Debt and Equity Securities

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. This statement requires the use of fair value accounting for investments in certain debt and equity securities, with changes in fair value recorded in income or as a separate component of stockholders' investment depending on whether the securities are considered trading securities or securities available for sale. The statement does not apply to investments in equity securities accounted for under the equity method of accounting.

During 1993, the Company accounted for its investment in Fruehauf Trailer Corporation ("Fruehauf") using the equity method. Subsequent to the Company's February 1994 sale of 1,000,000 shares of Fruehauf common stock, the Company's remaining ownership interest in Fruehauf was 19.1% and management concluded, after consultation with the Company's auditors, that use of the equity method was no longer appropriate for the Company's investment in Fruehauf. All of the shares of Fruehauf common stock held by the Company, which had a carrying value of zero as of December 31, 1993, are classified as securities available for sale under SFAS No. 115. Accordingly, as of February 28, 1994, the Company recorded an initial increase in stockholders' investment of approximately $36,360 to adjust the carrying value of such shares of Fruehauf common stock to fair value upon initial application of SFAS No. 115. Subsequent unrealized holding gains and losses are recorded as adjustments to stockholders' investment.


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                                March 31,     December 31,
                                                   1994           1993

          New machines                         $    23,979    $      26,317
          Used machines                              1,209            1,345
          Replacement parts                         64,348           62,150
          Work-in-process                           12,303           14,351
          Raw materials and supplies                61,660           65,165

                                                   163,499          169,328

          Less: Excess of FIFO inventory
           value over LIFO cost                    (4,274)          (4,985)

          Net inventories                      $   159,225    $     164,343



NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                March 31,     December 31,
                                                   1994           1993

Property                                       $    12,515    $      12,157
Plant                                               45,596           43,749
Equipment                                           76,479           71,705

                                                   134,590          127,611
Less: Accumulated depreciation                    (33,881)         (30,074)

  Net property, plant and equipment            $   100,709    $      97,537



NOTE E -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:
                                                March 31,      December 31,
                                                   1994           1993

Senior Secured Notes bearing interest
 at 13%, due August 1, 1996
 ("Senior Secured Notes")                      $   154,240    $     154,173
Secured Senior Subordinated Notes
 bearing interest at 13.5%,
  due July 1, 1997 ("Subordinated Notes")           32,772           32,702
Secured promissory note bearing interest
 at prime rate, due July 31, 1994                    6,090            6,090
Lending Facility maturing August 24, 1995           17,344           10,165
Secured term note bearing interest
 at 9.0% payable in equal semiannual
 installments from August 1994
 to February 1998                                      742              740
Capital lease obligations and other                 11,848           11,260

  Total long-term debt                             223,036          215,130
  Current portion of long-term debt                 24,327           19,799

  Long-term debt, less current portion         $   198,709    $     195,331



Senior Secured Notes and Subordinated Notes

The Senior Secured Notes were issued in July 1992 for a total of $160,000 in conjunction with the acquisition of Clark Material Handling Company and certain affiliated companies (the "Clark Acquisition") and a refinancing of the Company's bank debt. Proceeds from the issuance of the Senior Secured Notes were used for the cash portion of the Clark Acquisition purchase price ($85,000), for the settlement of all amounts outstanding under its previous credit facility ($58,000), and for working capital and transaction costs. Interest on the Senior Secured Notes is due semiannually on February 1 and August 1. In December 1993, the Company repurchased in the open market $5,000 principal amount of Senior Secured Notes. Senior Secured Notes totalling $155,000 principal amount were outstanding at March 31, 1994 and December 31, 1993.

As a result of the sale of 1,000,000 shares of Fruehauf common stock in December 1993, the Company has made an offer to repurchase $3,000 principal amount of Senior Secured Notes in May 1994 in accordance with the terms of the indentures for the Senior Secured Notes and Subordinated Notes. As a result of the sale of 1,000,000 shares of Fruehauf common stock in February 1994, the Company will make a similar offer to repurchase $4,620 principal amount of the Senior Secured Notes in the third quarter of 1994. Accordingly, $7,620 is classified as current portion of long-term debt in the March 31, 1994 Consolidated Balance Sheet.

The provisions of the Senior Secured Notes registration rights agreement required that the Company file a registration statement to register the Senior Secured Notes, or to effect an exchange offer of registered notes for such notes, with the Securities and Exchange Commission by November 30, 1992, which registration was to become effective no later than March 1, 1993. The registration has not become effective and, as a result, Terex is incurring liquidated damages of $16 per week until such registration becomes effective.

The Subordinated Notes totalling $33,333 principal amount at March 31, 1994 and December 31, 1993 were initially issued as unsecured subordinated notes for a total amount of $50,000. Interest on the Subordinated Notes is due semiannually on January 2 and July 1. The Subordinated Notes have annual sinking fund requirements of $8,333 due July 1 which commenced in 1992 and mature in 1997. The Company has notified the trustee for the Subordinated Notes that it intends to satisfy the July 1, 1994 sinking fund payment by delivering $8,333 principal amount of the Subordinated Notes which the Company has made arrangements to purchase in the marketplace.

The Senior Secured Notes are secured by substantially all of the Company's inventory and property, plant and equipment, as well as the Company's investment in Fruehauf common stock. The Subordinated Notes are secured by a secondary secured position in substantially the same assets. Certain non-financial covenants of the indentures governing the Senior Secured Notes and Subordinated Notes (together, the "Notes") limit, among other things, Terex's ability to incur additional indebtedness, consummate mergers and acquisitions, pay dividends, sell business segments and enter into transactions with affiliates, and also place limitations on change of control.

The financial covenants of the indentures require, among other things, that the Company maintain certain levels of tangible net worth (the "Net Worth Covenants") and collateral coverage (the "Collateral Covenant"). In the event that the Company's net worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus accrued interest, 20% of the outstanding principal
amount of the Notes.    In the event the Company is not in compliance with the
Collateral Covenant at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16,000 principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenant.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenant at December 31, 1993. The Company continued to sustain losses from operations during the first quarter of 1994 and the Company's tangible net worth at March 31, 1994 was less than the $15,000 required under the Net Worth Covenants. In addition, unless the Company returns to profitability, realizes additional gains from sales of assets and/or raises additional equity during the second quarter of 1994, it will have a tangible net worth at June 30, 1994 of less than the $15,000 required under the Net Worth Covenants. If any offer to repurchase Notes were required to be made as a result of noncompliance with the Net Worth Covenants at June 30, 1994 or otherwise, it is likely that the Company would require additional funding to complete the offer, and if such funding were unavailable to it, the Company would be unable to comply with the terms of the Notes and the maturity of the Notes might be accelerated. Such circumstances could result in a material adverse impact on the Company and its financial position. As described in Note M -- "Liquidity and Refinancing Plans," the Company has taken, and plans to take, actions to maintain compliance with the Net Worth Covenants and Collateral Covenant, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets.

Lending Facility

In 1993, Terex entered into an agreement with a lender which provides for up to $20,000 of cash advances and guarantees of bank letters of credit and is secured by substantially all the Company's domestic receivables and proceeds thereof (the "Lending Facility"). Interest on the Lending Facility is payable monthly at 2.75% above the Reference Rate, as such term is defined in such agreement. Borrowings under the Lending Facility mature in two years from the August 24, 1993 effective date. Accordingly, all such borrowings are classified as Long Term Debt in the accompanying Balance Sheet.

TEL Facility

In 1993, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "TEL Facility") which provides up to pd28,000 ($42,000) including up to pd13,000 $(19,500) non-recourse discounting of account receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The TEL Facility is collateralized by the related accounts receivable and currency exchange contracts. The TEL Facility requires no performance covenants although payments of cash dividends are restricted. Proceeds from the TEL Facility will primarily be used for working capital purposes.


Secured Term Note

A portion of the Clark Acquisition was financed through a note to the seller in the amount of $6,090 due July 31, 1994. Interest accrues at prime rate and is payable quarterly. The seller note is secured by certain property, plant and equipment.


Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1993 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note F -- "Lease Commitments":


1994                                                        $ 17,528
1995                                                          18,687
1996                                                         160,513
1997                                                           8,523
1998                                                              78
Thereafter                                                       130

  Total                                                     $205,459


NOTE F -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $5,011 at December 31, 1993, net of accumulated amortization of $3,352.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1993 are as follows:

                                                 Capital       Operating
                                                  Leases         Leases

1994                                           $     3,414    $       5,249
1995                                                 2,871            4,239
1996                                                 2,401            3,669
1997                                                 2,220            2,891
1998                                                 1,623            1,784
Thereafter                                             897            1,128

  Total minimum obligations                         13,426    $      18,960

Less amount representing interest                    2,296

  Present value of net minimum obligations          11,130
Less current portion                                 2,366

  Long-term obligations                        $     8,764


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease.

The Company's Material Handling Segment also routinely enters into sale-leaseback arrangements for certain equipment, which is later sold to third-party customers under sales-type lease agreements. The Company maintains a net investment in these leases, represented by the present value of payments due under the leases of $6,930 of which $1,295 is current at December 31, 1993.

In connection with the original sale-leaseback arrangements underlying the customer leasing program, the Company has an outstanding rental installment obligation which is recorded based on the present value of minimum payments due under the leases.


NOTE G -- INCOME TAXES

At December 31, 1993, the Company had domestic federal tax basis net operating loss and tax credit carryforwards of $244,012 and $300, respectively. Approximately $93,000 of the remaining net operating loss carryforwards and all of the tax credit carryforwards are subject to special limitations under the Internal Revenue Code.

The tax basis net operating loss and tax credit carryforwards expire as follows:
                                               Tax Basis Net
                                              Operating Loss      Tax
                                              Carryforwards     Credits
1994                                           $       ---    $         140
1995                                                24,041               63
1996                                                45,231               29
1997                                                 8,004               38
1998                                                11,908               17
1999                                                   ---               13
2000                                                 4,581              ---
2006                                                20,689              ---
2007                                                35,661              ---
2008                                                93,897              ---

       Total                                   $   244,012    $         300

The Company has an alternative minimum tax credit carryforward of $580 available to offset future regular income taxes. This credit has no expiration date.

The Company also has various state net operating loss and tax credit carryforwards expiring at various dates through 2008 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $56,275 of tax basis loss carryforwards which may be available to offset future foreign taxable income, $3,507 expiring in the years 1994 through 1998, and the remainder generally remaining available without expiration dates.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. In accordance with SFAS No. 109, a valuation allowance has been recognized to the extent that realization of deferred tax assets is dependent on future taxable income. The tax effects of the basis differences and net operating loss carryforwards as of December 31, 1993 are summarized below for major balance sheet captions:

     Net inventories                               $  (4,343)
     Fixed assets                                     (9,933)

          Total deferred tax liabilities             (14,276)

     Receivables                                        2,136
     Intangibles                                        2,008
     Warranties and product liability                  20,709
     Pension                                            3,174
     All other items                                    4,914
     Benefit of net operating loss carryforward       114,109

          Total deferred tax assets                   147,050

     Deferred tax assets valuation allowance        (132,774)

          Net deferred tax liabilities             $        0


NOTE H -- PREFERRED STOCK

The Company's certificate of incorporation was amended in October 1993 to authorize 10,000,000 shares of preferred stock, $.01 par value per share. As of March 31, 1994 and December 31, 1993, 1,200,000 shares of preferred stock are issued and outstanding as described below under "Series A Cumulative Redeemable Convertible Preferred Stock." None of the remaining 8,800,000 shares of authorized preferred stock are issued or outstanding.

Series A Cumulative Redeemable Convertible Preferred Stock

The Company has 1,200,000 issued and outstanding shares of Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). These shares were issued as part of a private placement on December 20, 1993 which also included the issuance of 1,300,000 Common Stock Purchase Warrants (the "Warrants," see Note I -- "Stockholders' Investment"). The Series A Preferred Stock has a par value of $.01 per share and an initial liquidation preference of $25.00 per share (the "Liquidation Preference"). During the period from the issue date and ending at the Accretion Termination Date (as defined below), the Liquidation Preference will accrete at the rate of 13% per year until December 20, 1998, and 18% per year thereafter. After the Accretion Termination Date, the holders of the Series A Preferred Stock are entitled to cumulative dividends, payable quarterly, as described below. Each share of Series A Preferred Stock is convertible into 2.25 shares of the Company's common stock (subject to adjustment in certain circumstances), and is redeemable at the option of the Company on or after December 31, 1994 at a price equal to the Liquidation Preference plus unpaid dividends provided that a concurrent redemption of all outstanding Warrants is made. The Series A Preferred Stock is subject to a mandatory redemption requirement on or before December 31, 2000 at a per share redemption price equal to the Liquidation Preference on the date of redemption plus accrued but unpaid dividends. The Series A Preferred Stock has no voting rights except when and if dividends are in arrears as described below.

Commencing three months prior to the date the Company's current indentures and loan agreements allow the Company to declare and pay cash dividends on the Series A Preferred Stock ("the Accretion Termination Date"), dividends will begin to accrue at the rate of 13% per year through December 20, 1998, and at the rate of 18% per year thereafter. After the Accretion Termination Date the holders of the Series A Preferred Stock will be entitled to elect one additional director of the Company if the Company fails to declare and pay the full amount of dividends payable on any two dividend payment dates. Such holders will have a right to elect two additional directors of the Company if the Company misses four dividend payment dates.

The provisions of a preferred stock registration rights agreement among the Company and the initial purchasers of the Series A Preferred Stock require that the Company file a registration statement to register the Series A Preferred Stock and the common stock into which it is convertible by February 18, 1994, which registration was to become effective no later than May 19, 1994. Such registration statement was filed March 17, 1994 but has not yet become effective. If the registration statement is not declared effective by May 19, 1994, the accretion rate and/or dividend rate on the Series A Preferred Stock will be increased by 0.25% per annum for the period after May 19, 1994 until such registration statement is declared effective.

The aggregate net proceeds to the Company for the Series A Preferred Stock and the Warrants issued on December 20, 1993 were $27,179. The Company has allocated $10,328 and $16,851 of this amount to the Series A Preferred Stock and the Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance, using information provided by the Company's investment bankers. The difference between the initially recorded amount and the redemption amount will be accreted to the carrying value of the Series A Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2000. In addition, the carrying value of the Series A Preferred Stock will be further adjusted for increases in the Liquidation Preference prior to the Accretion Termination Date as described above.


NOTE I -- STOCKHOLDERS' INVESTMENT

Common Stock. The Company's certificate of incorporation was amended in October 1993 to increase the number of authorized shares of common stock, par value $.01 (the "Common Stock"), to 30,000,000. As of March 31, 1994 and December 31, 1993, there were 10,303,067 shares issued and outstanding. Of the 19,696,933 unissued shares at that date, 6,708,228 shares were reserved for issuance as follows:

     Conversion of Series A Preferred Stock (Note H)     2,700,000
     Exercise of  Warrants                               3,900,000
     Exercise of Stock Options                             108,228

     Total reserved for issuance                         6,708,228

Warrants. In connection with the private placement of the Series A Preferred Stock (see Note H -- "Preferred Stock"), the Company issued 1,300,000 Warrants. Each Warrant may be exercised, in whole or in part, at the option of the holder, commencing at the opening of business on the day following a date, which must be before December 20, 1994, designated by the Board of Directors or otherwise determined under the provisions of the Warrants (the "Warrant Ratio Determination Date"), until 5:00 p.m. New York time on December 31, 2000 (the "Expiration Date"), and is redeemable by the Company under certain circumstances. The exercise price for the Warrants is $.01 for each share of Common Stock issuable as described below.

Upon the exercise or redemption of a Warrant, the holder thereof shall be entitled to receive the number of shares of Common Stock (the "Warrant Ratio") equal to (a) 3.0 shares of Common Stock if the average of the daily closing prices with respect to the Common Stock for the 30 consecutive trading days (the "Current Market Price") of a share of Common Stock on the Warrant Ratio Determination Date is $5.00 or less; (b) a number of shares of Common Stock which decreases from 3.0 shares to 1.0 share with the increase in such Current Market Price per share from $5.00 to $18.00, if such Current Market Price per share is greater than $5.00 but less than $18.00 on the Warrant Ratio Determination Date; and (c) 1.0 share of Common Stock if such Current Market Price per share is $18.00 or more on the Warrant Ration Determination Date. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

The provisions of the warrant agreement for the Warrants and a warrant registration rights agreement among the Company and the initial purchasers of the Warrants require that the Company file a registration statement to register the Warrants and the Common Stock into which it is exchangeable by January 19, 1994, which registration was to become effective no later than March 20, 1994. Such registration statement was filed February 17, 1994 but has not yet become effective and, as a result, the Warrant Ratio, determined as described above, will be increased by 0.5% for each 30 day period after March 20, 1994 until such registration statement is declared effective.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO stock option is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of common stock, commencing one year after grant. ISO options expire after ten years. At March 31, 1994, 75,916 stock options were outstanding under the plan, of which 46,750 were currently exercisable, and 32,312 stock options were available for grant under the plan.

Stock Appreciation Rights. In connection with the sale of the Senior Secured Notes and obtaining the consent of the holders of the Company's existing Subordinated Notes to modify the Subordinated Notes, the Company issued 658,409 common stock appreciation rights ("SAR's"). As of March 31, 1994, there were 624,794 SAR's outstanding. Of the outstanding SAR's, 552,000 may be exercised at the option of the holder thereof at any time through July 31, 1996. The remaining 72,794 SAR's may be exercised through July 1, 1997. The SAR's entitle the holder to receive the market appreciation in the Company's Common Stock between $11.00 per share, subject to adjustment, and the average price per share for the 30 consecutive trading days prior to the date of exercise.
At March 31, 1994, there was no reserve requirement necessary because the Company's Common Stock price was below $11.00 per share.

Dividends. As discussed in Note E -- "Long-Term Obligations," certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. Under the most restrictive of these agreements, no retained earnings were available for dividends at March 31, 1994.


NOTE  J -- RETIREMENT PLANS

Pension Plans

The Company maintains several defined benefit pension plans covering most domestic employees. The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund these plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

The following table sets forth the plans' funded status and the amounts recognized in the Company's financial statements at December 31, 1993:

                                                Overfunded    Underfunded
                                                  Plans          Plans
Actuarial present value of:
     Vested benefits                            $    9,252    $      22,450

     Accumulated benefits                       $    9,509    $      22,657

     Projected benefits                         $    9,509    $      22,657
Fair value of plan assets                            9,711           14,641

Projected benefit obligation (in excess of)
     less than plan assets                             202          (8,016)
Unrecognized net loss from past
     experience different than assumed               3,691            4,173
Unrecognized prior service cost                        503              ---
Adjustment to recognize minimum liability              ---          (4,173)
     Pension asset (liability) recognized
     in the balance sheet                       $    4,396    $     (8,016)

The expected long-term rate of return on plan assets was 9% and the discount rate assumption was 7.0% for 1993. The assumption for the rate of compensation increase, if applicable per plan provisions, was 5.5% until May 7, 1993. Participation in the plan for salaried employees was frozen as of May 7, 1993, and no participants will be credited with service following such date except that participants not fully vested will be credited with service for purposes of determining vesting only.

In accordance with the provisions of the SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an adjustment of $4,173 to recognize a minimum pension liability at December 31, 1993. This liability is offset by a direct reduction of stockholders' investment of $4,173.

TEL maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its employees. This plan is fully funded.

The employees of the Company's German subsidiary, Clark Material Handling GmbH, are also covered by a defined benefit pension plan as required by German law. At December 31, 1993, the Company has accrued approximately $11,968 related to the benefits earned by active and retired participants as of that date. The plan is unfunded.

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company can, but is not obligated to, contribute to certain of these plans.

Other Postretirement Benefits

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service. The Company provides postretirement benefits to certain former salaried and hourly employees.

Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4,476. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants. The liability of the Company, as of December 31, 1993, was as follows:

Actuarial present value of accumulated
     postretirement benefit obligation:
          Retirees                                           $  4,522
          Active participants                                     ---
     Total accumulated postretirement benefit obligation        4,522
Unamortized transition obligation                             (4,103)

     Liability recognized in the balance sheet               $    419

Health care trend rates used in the actuarial assumptions range from 12.3% to 13.5%. These rates decrease to 6.75% over a period of 9 to 11 years. The effect of a one percentage-point change in the health care cost trend rates would change the accumulated postretirement benefit obligation approximately 5%. The discount rate used in determining the accumulated postretirement benefit obligation is 8.25%.


NOTE K -- LITIGATION AND CONTINGENCIES

General

In December 1992, a Class Action complaint was filed against Fruehauf, the Company and certain of Fruehauf's present and former officers, directors and investment bankers, in the United States District Court for the Eastern District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages. A motion to dismiss the action filed by the defendants has been denied and discovery has begun. This action is at a very early stage; however, the Company believes that meritorious defenses exist to the claims made. The Company has not recorded any loss provision for this litigation.

In the Company's lines of business, but primarily in the Material Handling Segment, numerous suits have been filed alleging damages for injuries or deaths from accidents involving the Company's products that have arisen in the normal course of operations. As part of the acquisition of Clark Material Handling Company and certain affiliated companies ("Clark"), the Company and Clark assumed both the outstanding and future product liability exposures related to such operations. As of December 31, 1993, Clark had approximately 120 lawsuits outstanding alleging damages for injuries or deaths arising from accidents involving Clark products. Most of the foregoing suits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. In the aggregate, these claims could be material to the Company. However, all pending cases do not reach final disposition in any one year, and damages actually awarded, if any, are generally less than the amount of damages sought. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability, based in part upon actuarial determinations, in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company is contingently liable as a guarantor for certain customers' floor plan obligations with financial institutions. As a guarantor, the Company is obligated to purchase equipment which has been repossessed by the financial institution based upon the unamortized principal balance outstanding. The Company records the repossessed inventory as used equipment at its estimated net realizable value. Any resultant losses are charged against related reserves. The guarantee under such floor plans aggregated $8,317 at December 31, 1993. The Company has recorded reserves based on management's estimates of potential losses arising from these guarantees. Losses under these arrangements have not been material in the past.

Clark has also given guarantees to financial institutions relating to capital loans, residual guarantees and other dealer and customer obligations arising out of the ordinary conduct of its business. Such guarantees approximated $22,900 at December 31, 1993. Potential losses on such guarantees are accrued as a component of the Allowance for Doubtful Accounts.

To enhance its marketing effort and ensure continuity of its dealer network, Clark has also agreed as part of its dealer sales agreements to repurchase certain new and unused products and parts inventory and certain products used as dealer rental assets in the event of a dealer termination. Repurchase agreements included in operating agreements with an independent financial institution have been patterned after those included in the dealer sales agreements. Dealer inventory and rental asset financing of approximately $206,100 at December 31, 1993 are covered by those operating agreements. Under these agreements, when dealer terminations do occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Historically, Clark has incurred only immaterial losses relating to these arrangements. During 1993, one dealer was terminated and the related losses were not material.

Terex's outstanding letters of credit totaled $6,466 at December 31, 1993, a substantial portion of which are cash collateralized (see Note A -- "Significant Accounting Policies - Restricted Cash"). The letters of credit serve as collateral for certain liabilities included in the Consolidated Balance Sheet or guaranteeing the Company's performance under certain contracts.

The Internal Revenue Service is currently in various stages of examination of the Company's federal tax returns for the years 1987 through 1989. Liability, if any, resulting from the examinations cannot be determined at present. The Company believes that its positions for issues raised in these audits are correct and that it would prevail if the taxing authorities were to propose adjustments. In any event, management believes that the outcome of these examinations will not have a material impact on the consolidated financial statements because the Company has significant net operating loss carryovers. No accruals have been made for any taxes which might result from these examinations.

Terex has agreed to indemnify certain outside parties for losses related to Fruehauf's worker compensation obligations. Some of the claims for which Terex is contingently obligated are also covered by bonds issued by an insurance company. Terex has recognized liabilities for these contingent obligations in the aggregate amount of $3,000, representing management's estimate of the maximum potential losses which the Company might incur.

The Company generates hazardous and nonhazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis.

Fruehauf is contingently liable for portions of remedial costs at numerous off-site waste disposal sites including those previously used by operations of Fruehauf's predecessor. Fruehauf has received notice that it is considered a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation, and Liability Act or other similar state laws at approximately 23 Superfund sites and has also identified environmental exposures at approximately 36 other sites not designated as Superfund sites. The Company believes that it could have contingent responsibility for certain of Fruehauf's liabilities with respect to Fruehauf's environmental matters if Fruehauf fails to discharge its obligations, to the extent that such liabilities arose during the time period during which Terex was the controlling stockholder of Fruehauf. The Company believes that Fruehauf's significant environmental liabilities predate Terex's acquisition of Fruehauf, and therefore any contingent responsibility of the Company is not expected to have a material adverse effect on the Company.


NOTE L -- RELATED PARTY TRANSACTIONS

Under a contract dated July 1, 1987, as amended, KCS Industries, L.P., a Connecticut limited partnership ("KCS"), principally owned by Randolph W. Lenz, Chairman of the Board and Chief Executive Officer of the Company, provided administrative, financial, marketing, technical, real estate and legal services to the Company and its subsidiaries until December 31, 1993. KCS also provided assistance in the evaluation, negotiation and consummation of potential acquisitions of other companies, products and processes, as well as the development of new areas of business for the Company. For the services of KCS, the Company paid KCS an annual fee plus the reimbursement for all out-of-pocket expenses incurred by KCS in fulfilling the contract, including travel and similar expenses and fees for professional and other services provided by third parties. Each year the contract was in effect, the annual fee increased by the greater of 10% or the increase in the Consumer Price Index, subject to limitations imposed by the Company's debt agreements.

During 1993, the Board of Directors of the Company concluded that it would be in the Company's best interest to terminate the Company's contract with KCS and integrate the management services of KCS directly into the Company. Pursuant to an agreement between the Company and KCS, the contract between the Company and KCS was suspended as of the close of business on December 31, 1993, with the contract to be terminated upon the consent of the Company's stockholders to a proposed issuance of securities to certain executives of KCS, as discussed below. David J. Langevin and Marvin B. Rosenberg, employees of KCS, became salaried employees of the Company effective January 1, 1994, with the titles of Executive Vice President and Senior Vice President, respectively. In addition, in consideration of the proposed termination of the contract, the Company has agreed, subject to the approval of the stockholders of the Company, to issue 89,800 shares of the Company's Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and 89,800 common stock purchase warrants to certain executives of KCS, the terms of which will be substantially similar to the terms of the Series A Preferred Stock and the Warrants, respectively. Of such amounts, Messrs. Langevin and Rosenberg would each receive 25,500 shares of preferred stock and warrants and Mr. Lenz would receive 38,800 shares of preferred stock and warrants. Upon stockholder approval, the contract will terminate and such securities will be issued to Messrs. Langevin, Rosenberg and Lenz. Absent such stockholder approval, the suspension will terminate and the contract will be restored in full force and effect, although the Company will continue to endeavor to achieve an alternate agreement with KCS to terminate the contract at a date prior to the date it would be cancellable under its terms. In recognition of the termination agreement, the Company recorded a charge of $2,245 in the first quarter of 1994 for the value, at $25 per "unit" of one share of Series B Preferred Stock and one Warrant, of the securities to be so issued.

The Company, certain directors and executives of the Company, and KCS are named parties in various legal proceedings. The Company pays legal fees and expenses on behalf of the Company, directors and executives of the Company, and KCS named in the lawsuits.

At the time of the Fruehauf restructuring and refinancing in August 1993, the Company entered into an agreement with IBJ Schroder Bank & Trust Company ("IBJ Schroder"), on behalf of a group of commercial bank lenders, pursuant to which the Company is obligated to pay a fee of $1,000 on or before December 31, 1994 in consideration of the assistance of the banks in evaluating the feasibility of Fruehauf's proposed Turnaround Plan and to induce the banks to consent to certain requests by the Company. Mr. Lenz pledged certain of his shares of Common Stock to IBJ Schroder, as agent for such lenders, as security for the payment of such amount by the Company.

David A. Sachs, a director of the Company, is affiliated with The Airlie Group L.P. ("Airlie"), a limited partnership which owns approximately 9.29% of the Company's Common Stock (including Common Stock issuable upon conversion of Series A Preferred Stock) and 40,000 Warrants. Mr. Sachs is an employee of TMT-FW, Inc. which is one of two general partners of the general partner of Airlie. Airlie receives all director fees to which Mr. Sachs is entitled by reason of his service as a director of the Company. On December 20, 1993, Airlie purchased 40,000 Warrants and 40,000 shares of Series A Preferred Stock from the Company as part of the Company's private placement.

Bruce I. Raben, a director of the Company, is an employee and officer of Jefferies & Company, Inc. ("Jefferies"), the investment banking firm which acted as placement agent for the Company's December 1993 sale of the Series A Preferred Stock and Warrants. Jefferies was also the agent for the Company for certain sales by the Company of its common stock of Fruehauf in 1993.
Jefferies purchased 250,000 Warrants and 180,000 shares of Series A Preferred Stock from the Company in connection with the Company's private placement on December 20, 1993.

G. Chris Andersen, a director of the Company, is an executive with PaineWebber Incorporated ("PaineWebber"). During 1993, Fruehauf retained PaineWebber as a financial advisor to explore opportunities to maximize stockholder value in Fruehauf.

The Company requires that all transactions with affiliates be on terms no less favorable to the Company than could be obtained in comparable transactions with an unrelated person. The Board is advised in advance of any such proposed transaction or agreement and utilizes such procedures in evaluating their terms and provisions as are appropriate in light of the Board's fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of outside directors. One of the responsibilities of the Audit Committee is to review related party transactions.


NOTE M - LIQUIDITY AND REFINANCING PLANS

As a result of significant operating losses, which have continued into the first quarter of 1994, and cash flow constraints, the Company has taken significant actions to reduce its overall cost structure and improve liquidity.

During 1993, the Company experienced liquidity constraints, primarily because of continuing operating losses. Payables to a significant number of vendors were aged 60 days or more and certain vendors required COD or advance cash payments before shipping materials. As a result, the Company's manufacturing facilities operated at less than optimal levels, and the availability of inventory for parts sales, on which the Company generally realizes higher gross margins, was adversely affected.

In May 1993, Terex entered into the Lending Facility, which presently provides for up to $20,000 of cash advances and guarantees of bank letters of credit and is secured by substantially all of the Company's domestic cash and receivables. In addition to the Lending Facility, the Company has arranged similar financing for TEL, in the form of the pd28,000 ($42,000) TEL Facility, including up to pd13,000 ($19,500) nonrecourse discounting of TEL accounts receivable which meet certain credit criteria plus additional facilities for tender and performance bonds and foreign exchange contracts.

In December 1993, in order to provide additional liquidity to the Company, the Company completed the private placement of 1,200,000 shares of the Series A Preferred Stock and 1,300,000 Warrants for aggregate net proceeds to the Company of $27,179. The proceeds of such private placement are being used by the Company for additional working capital. Concurrent with the infusion of working capital from the private placement, Clark entered into agreements with approximately 225 of its vendors to freeze the balances due such vendors as of November 1993 (totalling approximately $13,900) and establish normal credit terms for new purchases. Clark will pay the frozen balances in twelve monthly installments of approximately $1,150 each from December 1993 through November 1994, but may prepay the remaining balance to any or all of the vendors at any time. In December 1994, Clark will make an additional payment to each vendor equivalent to 1/12 of the frozen balance, but only to such vendors as are not prepaid.

The Company is also generating cash by reducing receivables and inventories, selling certain real estate and other assets including the sale of its Drexel subsidiary and the sale of Fruehauf common stock as described below, and continuing corporate wide cost containment efforts. Management believes that the Lending Facility together with these additional financing and cash generating activities will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis which will improve the Company's ability to take advantage of improved market conditions, especially in the Material Handling Segment.

In December 1993, the Company repurchased $5,000 principal amount of the Secured Notes for $4,544 including accrued interest. In addition, the Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of $3,009 in December 1993 and 1,000,000 shares of Fruehauf common stock for aggregate proceeds of $4,620 in February 1994. The Company has offered to repurchase $3,000 of the Senior Secured Notes in May 1994 and will offer to repurchase $4,620 of the Senior Secured Notes in the third quarter of 1994, pursuant to the indenture for the Senior Secured Notes. In addition to such offers to repurchase, the Company's principal repayment requirements for 1994 include approximately $8,333 in July 1994 for a required sinking fund payment on the Subordinated Notes and $6,090 in July 1994 for the maturity of the note issued to the seller in connection with the Clark Acquisition. The Company has notified the trustee for the Subordinated Notes that it intends to satisfy the July 1, 1994 sinking fund payment by delivering $8,333 principal amount of the Subordinated Notes which the Company has made arrangements to purchase in the marketplace. The Company's interest payment requirements in 1994 include approximately $27,600 of interest on the Senior Secured Notes, Subordinated Notes and the Lending Facility, of which amount approximately $13,500 has been paid as of May 1, 1994. Management believes that selling certain excess real estate and other non-strategic assets (including Drexel, see Note N -- "Subsequent Events") and other cash generating activities discussed above will allow the Company to meet its scheduled interest and principal repayment requirements as they come due.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenant at December 31, 1993. The Company continued to sustain losses from operations during the first quarter of 1994 and, the Company's tangible net worth at March 31, 1994 was less than the $15,000 required under the Net Worth Covenants. In addition, unless the Company returns to profitability, realizes additional gains from sales of assets and/or raises additional equity during the second quarter of 1994, it will have a tangible net worth at June 30, 1994 of less than the $15,000 required under the Net Worth Covenants. If any offer to repurchase Notes were required to be made as a result of noncompliance with the Net Worth Covenant at June 30, 1994 or otherwise, it is likely that the Company would require additional funding to complete the offer, and if such funding were unavailable to it, the Company would be unable to comply with the terms of the Notes and the maturity of the Notes might be accelerated. Such circumstances could result in a material adverse impact on the Company and its financial position. Management believes that the Company will be able to maintain compliance with the Net Worth Covenants and Collateral Covenant until the Company returns to profitability by selling certain non-strategic assets, including without limitation the Company's investment in Fruehauf common stock. In February 1994, the Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of approximately $4,600 and recognized a gain for that amount. At March 31, 1994 the Company continued to hold 5,386,622 shares of Fruehauf common stock. Subsequent to March 31, 1994 the Company sold additional assets as described below in Note N -- "Subsequent Events."


NOTE N - SUBSEQUENT EVENTS

On April 15, 1994, the Company completed the sale of 100% of the stock of Drexel Industries, Inc. ("Drexel"), pursuant to an agreement to sell entered into in March 1994, for total proceeds of $12,521, of which $12,197 was in cash and $324 was in the form of a note due December 15, 1994 and bearing interest at 6%. The Company retained certain past-due receivables and certain obligations of Drexel, including environmental cleanup costs at Drexel's facility in Horsham, Pennsylvania and state and federal income taxes related to the sale, and will recognize a gain of approximately $4,000 as a result of the sale. Pursuant to the terms of the indentures for the Company's Senior Secured Notes, the Company is required to reinvest the net proceeds of the sale, estimated to be approximately $10,900, in certain categories of assets within 180 days, and will be required to make an offer to repurchase Senior Secured Notes after such 180 day period in the principal amount equivalent to the amount of net proceeds not so reinvested. Drexel operated in the Material Handling Segment and manufactures very narrow-aisle lift trucks. Drexel's net sales and income from operations totaled $4,325 and $35, respectively, in the first quarter of 1994.



  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 31, 1994

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses and income (loss) from operations, by segment, for the three months ended March 31, 1994 and 1993.


                                     Three Months Ended March 31,  Increase
                                         1994           1993      (Decrease)
                                            (in millions of dollars)

     NET SALES
          Material Handling          $  90.8        $ 118.7      $ (27.9)
          Heavy Equipment               78.0           64.5         13.5
          Eliminations                  (0.8)          ---          (0.8)

               Total                 $ 168.0        $ 183.2      $ (15.2)

     GROSS PROFIT
          Material Handling          $   3.3        $  10.8      $  (7.5)
          Heavy Equipment               10.8            6.8          4.0
               Total                 $  14.1        $  17.6      $  (3.5)

     ENGINEERING, SELLING AND
      ADMINISTRATIVE EXPENSES
          Material Handling          $  12.3        $  12.4      $  (0.1)
          Heavy Equipment                7.0            8.2         (1.2)
          General/Corporate              2.1            0.2          1.9

               Total                 $  21.4        $  20.8      $   0.6

     INCOME (LOSS) FROM OPERATIONS
          Material Handling          $  (9.0)       $  (1.6)     $  (7.4)
          Heavy Equipment                3.8           (1.4)         5.2
          General/Corporate             (2.1)           (.2)        (1.9)

               Total                 $  (7.3)       $  (3.2)     $  (4.1)


  Net Sales

Sales decreased $15.2 million, or approximately 8%, for the three months ended March 31, 1994 over the comparable 1993 period.

Material Handling Segment sales were $90.8 million for the three months ended March 31, 1994, a decrease of $27.9 million from $118.7 million in the year earlier period. Machine sales decreased $20.0 million and parts sales decreased $7.9 million. Machine sales were adversely affected by lack of supplies and materials necessary to restore full production and meet increased industry demand. The lack of production supplies and materials resulted from a deterioration in supplier relations that occurred during the last half on 1993 because of liquidity constraints, as well as from capacity shortages at several suppliers due to increased industry demand for their products. As a result of the working capital infusion in December 1993 discussed below under "Liquidity and Capital Resources," management was able to normalize relations and schedule payment terms with its key suppliers. Management is negotiating with critical suppliers to move production of Material Handling Segment parts and supplies to a higher priority and is developing alternate suppliers where necessary to keep up with production demands. Parts sales were affected by difficulties in assimilating the Material Handling Segments parts business into the Terex Parts Distribution Center and by decreased parts availability compared to the quarter ended March 31, 1993.

Material Handling Segment bookings for the three months ended March 31, 1994 were $106.6 million, an increase of $11.2 million, or 12%, from the year earlier period, as customer demand, especially in North America, increased. Bookings for parts sales for the three months ended March 31, 1994, from which the Company generally realized higher margins than machine sales, decreased $4.4 million or 16% from the year earlier period. Machine order bookings for the three months ended March 31, 1994 increased $15.6 million or 23% from the year earlier period. Material Handling Segment backlog was $168.3 million at March 31, 1994 compared to $152.7 million at December 31, 1993 and $59.9 million at March 31, 1993. This increase reflects the increased customer demand as well as reduced first quarter sales resulting from the lack of production supplies and materials and decreased parts availability levels discussed above. Management expects that the backlog of both machines orders and parts orders will be reduced during the remainder of 1994 as the Company restores full production in the Material Handling Segment U. S. operations and as parts availability is restored to historical levels.

Heavy Equipment Segment sales increased $13.5 million for the three months ended March 31, 1994 from the three months ended March 31, 1993. Machines and contract sales increased $15.6 million, partially offset by a parts sales decrease of $2.1 million. The sales mix changed from approximately 39% parts for the three months ended March 31, 1993 to 30% parts for the three months ended March 31, 1994. Machine sales increased at all of the Heavy Equipment Segment divisions, but primarily in the Terex Business, which consists of the Company's Terex Division and TEL and which serves the heavy construction industry, reflecting general improvement in the economy, industry demand and the favorable effects of low interest rates. The Terex Business experienced an increase in machine sales of $11.2 million to $29.4 million for the three months ended March 31, 1994 compared to the comparable period in 1993. Heavy Equipment Segment parts sales decreased $2.1 million for the three months ended March 31, 1994 versus the year earlier period. Sales have been adversely impacted by lower parts availability and the assimilation of the Material Handling Segment's parts business into the Company's Southaven, Mississippi Parts Distribution Center.

Heavy Equipment Segment bookings for the three months ended March 31, 1994 were $64.2 million, a decrease of $21.8 million, or 25%, from the year earlier period, but consistent with the bookings levels for the last two quarters of 1993. Bookings for parts sales, from which the Company realizes higher margins than machine sales, decreased $1.0 million or 4.0% from the three months ended March 31, 1993. Machine and contract bookings for the three months ended March 31, 1994 decreased $20.8 million or 35% from the prior year period, reflecting decreases due to consolidation of model offerings at the Company's Koehring Cranes & Excavators Division ("Koehring") and decreases at the Company's Unit Rig Division due to continued softness in the mining industry, as well as more aggressive pricing and financing by the Company's competitors. The slow recovery in the construction industry has also made the Koehring and Terex Business distributor networks more cautious in their acquisition of new equipment, especially for machines to be used in the rental market. Heavy Equipment Segment backlog was $67.0 million at March 31, 1994 compared to $80.9 million at December 31, 1993 and $106.9 million at March 31, 1993, reflecting the decrease in bookings and increases in first quarter 1994 sales. Parts backlog was $11.2 million at March 31, 1994 compared to $10.4 million at December 31, 1993 and $7.0 million at March 31, 1993. This increase resulted from decreased parts availability due to liquidity constraints experienced during 1993. As a result of the working capital infusion discussed below under "Liquidity and Capital Resources," the inventory availability for parts sales trended upwards during the quarter and management expects that the backlog of parts orders will be reduced as working capital continues to be applied towards purchase of parts inventory.


  Gross Profit

Gross profit for the three months ended March 31, 1994 decreased $3.5 million compared to the three months ended March 31, 1993.

The Material Handling Segment's gross profit decreased $7.5 million to $3.3 million for the three months ended March 31, 1994 compared to $10.8 million for the prior year's period. The gross profit percentage in the Material Handling Segment decreased to 4.0% for the three months ended March 31, 1994 from 9.0% for the the prior year's period. The decrease in gross profit percentage reflects comparatively lower sales and decreased manufacturing efficiency due to shortages in manufacturing supplies and materials, somewhat offset by cost reduction initiatives.

The Heavy Equipment Segment's gross profit increased $4.0 million to $10.8 million for the three months ended March 31, 1994 compared to $6.8 million for the prior year's period. Improved gross profit from machines and contract sales accounted for substantially all of the increase, reflecting the increase in sales and continuing effects of cost reduction initiatives implemented during 1992 and 1993. The gross profit percentage in the Heavy Equipment Segment increased to 13.8% for the three months ended March 31, 1994 from 10.6% for the three months ended March 31, 1993, reflecting improved manufacturing efficiency and increased absorption of fixed costs due to higher levels of production.


  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $21.4 million for the three months ended March 31, 1994 from $20.8 million for the three months ended March 31, 1994. Material Handling Segment engineering, selling and administrative expenses totaled $12.3 million for for the three months ended March 31, 1994 compared to $12.4 million for the prior year's period. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $7.0 million for the three months ended March 31, 1994 from $8.2 million for the prior year's period as a result of cost reduction initiatives. Corporate administrative expense includes a charge of $2.2 million in connection with the proposed termination of the Company's management contract with KCS.


  Income (Loss) from Operations

The Material Handling Segment incurred a loss from operations of $9.0 million for the three months ended March 31, 1994, compared to a loss of $1.6 million for the three months ending March 31, 1993. As discussed above, the decreases in sales and gross profit in 1994 reflect the difficulties in restoring full production due to supplier problems. Management expects that the Material Handling Segment will continue to make improvements in the level of production during the second quarter of 1994.

Heavy Equipment Segment income (loss) from operations improved by $5.2 million to $3.8 million of net income for the three months ended March 31, 1994 from a $1.4 million loss in the prior year's period. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses. All of the businesses comprising the Heavy Equipment Segment reported income from operations for the three months ended March 31, 1994. The losses at Koehring have been reversed as a result of continuing cost reductions, improvements in inventory management and consolidation of model offerings, and the Company continues to consider additional actions necessary to maintain consistent profitability, including a continuing evaluation of facilities, products and inventories.

On a consolidated basis, the Company experienced an operating loss of $7.3 million for the three months ended March 31, 1993, compared to an operating loss of $3.2 million for the prior year's period.


  Other Income (Expense)

The Company recognized equity in the net loss of Fruehauf of $0.5 million for the three months ended March 31, 1993. As described in Note B -- "Accounting Changes" in the Notes to the Condensed Consolidated Financial Statements, the Company presently accounts for its investment in Fruehauf in accordance with the provisions of SFAS 115 and the Company does not expect to recognize any significant additional gains or losses with respect to its investment in Fruehauf except as realized on transactions in Fruehauf common stock. In February 1994, the Company sold 1,000,000 shares of Fruehauf common stock and realized a gain of $4.6 million.

The provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $12.7 million was used in operating activities during the three months ended March 31, 1994, principally to fund operating losses and interest payments.

Net cash provided by investing activities of $1.2 million during the three months ended March 31, 1994 principally resulted from the sale of Fruehauf common stock, offset by cash used to finance capital expenditures. Proceeds from the sale of Fruehauf common stock were approximately $5.2 million including the sale of 1,000,000 shares in February 1994 for approximately $4.6 million, and the settlement of a December 1993 trade in January 1994 for approximately $0.6 million. Proceeds from refinancing a note receivable were $1.0 million. Capital expenditures in the three months ended March 31, 1994 were $5.1 million.

Net cash provided by financing activities during the three months ended March 31, 1994 was $6.1 million. As described below, the Company entered into new lending facilities during 1993. The balances outstanding under these facilities were approximately $17.3 million as of March 31, 1994.

Actions taken to address liquidity constraints

During 1993, the Company experienced liquidity constraints, primarily because of continuing operating losses. During this period, payables to a significant number of vendors were aged 60 days or more and certain vendors required COD or advance cash payments before shipping materials. As a result, the Company's manufacturing facilities operated at less than optimal levels, and the availability of inventory for parts sales, on which the Company generally realizes higher gross margins, was adversely affected. During 1993, the Company took a number of steps to address these liquidity constraints, as discussed below.

In May 1993, Terex entered into the Lending Facility, which presently provides for up to $20.0 million of cash advances and guarantees of bank letters of credit and is secured by substantially all of the Company's domestic receivables and proceeds thereof. The balance outstanding under the Lending Facility was $17.3 million as of March 31, 1994, and the additional amount the Company could have borrowed was $2.4 million as of that date.

The Company arranged similar financing for TEL during 1993, in the form of a pd28.0 million ($42.0 million) credit facility, including up to pd13.0 million ($19.5 million) nonrecourse discounting of TEL accounts receivable which meet certain credit criteria plus additional facilities for tender and performance bonds and foreign exchange contracts. The balance discounted under the credit facility was $1.5 million at March 31, 1994, and the additional amount the Company could have discounted was $0.3 million as of that date.

In September 1993, the Company sold certain excess real estate in Germany for net proceeds of approximately $9.7 million.

In December 1993, the Company completed the private placement of 1,200,000 shares of the Series A Preferred Stock and 1,300,000 Warrants for aggregate net proceeds to the Company of $27.2 million. The proceeds of such private placement are being used by the Company for additional working capital.

Debt covenants and other liquidity restrictions

The indentures governing the Senior Secured Notes and Subordinated Notes require, among other things, that the Company comply with the Net Worth
Covenants and the Collateral Covenant.   In the event that the Company's net
worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus
accrued interest, 20% of the outstanding principal amount of the Notes.    In
the event the Company is not in compliance with the Collateral Covenant at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16.0 million principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenant.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenant at December 31, 1993. The Company continued to sustain losses from operations during the first quarter of 1994 and the Company's tangible net worth at March 31, 1994 was less than the $15.0 million required under the Net Worth Covenants. In addition, unless the Company returns to profitability, realizes additional gains from sales of assets and/or raises additional equity during the second quarter of 1994, it will have a tangible net worth at June 30, 1994 of less than the $15.0 million required under the Net Worth Covenants. If any offer to repurchase Notes were required to be made as a result of noncompliance with the Net Worth Covenant at June 30, 1994 or otherwise, it is likely that the Company would require additional funding to complete the offer, and if such funding were unavailable to it, the Company would be unable to comply with the terms of the Notes and the maturity of the Notes might be accelerated. Such circumstances could result in a material adverse impact on the Company and its financial position. As explained below, the Company has taken, and plans to take, actions to maintain compliance with the Net Worth Covenant and Collateral Covenant, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets.

In addition to the financial covenants discussed above, the indentures governing the Notes limit, among other things, Terex's ability to incur additional indebtedness, consummate mergers and acquisitions, pay dividends, sell business segments and enter into transactions with affiliates, and place limitations on change in control of Terex.

As of March 31, 1994, the Company was in compliance with the tangible net worth covenant under the Lending Facility. The Company believes, based on management's current estimates, that it will be in compliance with the covenant over the next twelve months.

Terex currently owns approximately 19.1% of the outstanding common stock of Fruehauf. By the terms of debt agreements of both companies, neither company may participate in the debt service of the other. Generally, funds cannot be transferred between the companies.

Cash and cash equivalents totaled $3.9 million and $9.2 million at March 31, 1994 and December 31, 1993, respectively. Restricted cash represents amount required to cash collateralize letters of credit issued for various business purposes. At March 31, 1994 and December 31, 1993 the unexpired letters of credit were cash collateralized by a total of $4.1 million and $6.3 million in cash collateral accounts. These cash balances will be made available to the Company as the underlying letters of credit expire.

Liquidity requirements and actions to be taken in 1994

Concurrent with the infusion of working capital from the Company's private placement in December 1993, Clark entered into agreements with approximately 225 of its vendors to freeze the balances due such vendors as of November 1993 (totaling approximately $13.9 million) and to reestablish normal credit terms for new purchases. Clark is paying the frozen balances in twelve monthly installments of approximately $1.2 million each from December 1993 through November 1994, but may prepay the remaining balance to any or all of the vendors at any time. In December 1994, Clark will make an additional payment to each vendor equivalent to 1/12 of the frozen balance, but only to such vendors as are not prepaid.

The Company's interest payment requirements for 1994 total approximately $27.6 million on the Senior Secured Notes, the Subordinated Notes and the Lending Facility, of which amount approximately $13.5 million has been paid as of May 1, 1994. The Company's principal repayment requirements for 1994 include approximately $8.3 million in July 1994 for a required sinking fund payment on the Subordinated Notes and $6.1 million in July 1994 for the maturity of a note issued to the seller in connection with the Clark Acquisition. The Company has notified the trustee for the Subordinated Notes that it intends to satisfy the July 1, 1994 sinking fund payment by delivering $8.3 million principal amount of the Subordinated Notes which the Company has made arrangements to purchase in the marketplace. The Company also has offered to repurchase $3.0 million of the Senior Secured Notes in May 1994 and will offer to repurchase approximately $4.6 million of the Senior Secured Notes in the third quarter of 1994, pursuant to the indenture for the Senior Secured Notes, as a result of the sale of 1,000,000 shares of Fruehauf common stock in December 1993 and the sale of 1,000,000 shares of Fruehauf common stock in February 1994, respectively.

Management believes that the Lending Facility, together with other financing and cash generating activities, will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis, which will improve the Company's ability to take advantage of improved market conditions, especially in the Material Handling Segment. Management expects to continue the Company's efforts to reduce receivables and inventory during 1994. In particular, management believes that required inventory levels in the Material Handling Segment have been reduced as a result of transfer of certain production to the United States and Germany from Korea during 1993 because the Company will no longer experience the significant lead times associated with the shipping of product from Korea.

Additionally, management believes that selling certain excess real estate and other non-strategic assets and other cash generating activities discussed above will allow the Company to meet its scheduled interest and principal repayment requirements as they come due and to maintain compliance with the Net Worth Covenants and the Collateral Covenant until the Company returns to profitability. In February 1994, as noted above, the Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of approximately $4.6 million. In April 1994, the Company sold 100% of the stock of Drexel, a subsidiary in the Material Handling Segment which manufactures very narrow-aisle lift trucks, for net proceeds of approximately $10.9 million.


CONTINGENCIES AND UNCERTAINTIES

The Company has not yet filed its Annual Report on Form 10-K for the year ended December 31, 1993. The Company's auditors, Price Waterhouse, and former auditors, Deloitte & Touche, have advised the Company that they are unable to issue accountant's reports on the Company's financial statements for 1991, 1992 and 1993, which are required to be included in the Company's Annual Report on Form 10-K, until consideration has been completed of certain items which may affect the financial statements of Fruehauf and, as a result, may also affect the financial statements of the Company. In their opinion on the Company's Consolidated Financial Statements for December 31, 1992, Price Waterhouse, the Company's independent accountants, indicated that there are matters, including recurring losses from operations and a net capital deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. As of this date, Price Waterhouse has not issued an opinion on the Company's 1993 Financial Statements. As described above under "Liquidity and Capital Resources," the Company has entered into the Lending Facility which provides up to $20.0 million in revolving credit loans and guarantees of letters of credit, and has arranged similar financing for TEL. The Company also completed the private placement of Series A Preferred Stock and Warrants, which provided aggregate net proceeds to the Company of $27.2 million for working capital.
The Company is also generating cash by reducing receivables and inventories, selling certain real estate and other assets and continuing corporate wide cost containment efforts. In April 1994, the Company sold Drexel for net proceeds of approximately $10.9 million. Management believes that the Lending Facility and other financing and cash generating activities will allow the Company to meet its obligations on a timely basis.

The Company generates hazardous and nonhazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis.

Fruehauf is contingently liable for portions of remedial costs at numerous off-site waste disposal sites including those previously used by operations of Fruehauf's predecessor. Fruehauf has received notice that it is considered a "Potentially Responsible Party" under the Comprehensive Environmental Response, Compensation, and Liability Act or other similar state laws at approximately 23 Superfund sites and has also identified environmental exposures at approximately 36 other sites not designated as Superfund sites. The Company believes that it could have contingent responsibility for certain of Fruehauf's liabilities with respect to Fruehauf's environmental matters if Fruehauf fails to discharge its obligations, to the extent that such liabilities arose during the time period during which Terex was the controlling stockholder of Fruehauf. The Company believes that Fruehauf's significant environmental liabilities predate Terex's acquisition of Fruehauf, and therefore any contingent responsibility of the Company is not expected to have a material adverse effect on the Company.



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

In October 1992, a Class Action complaint was filed, purportedly on behalf of all persons who purchased Terex Common Stock during the period from January 2, 1990 through October 5, 1992, against the Company and its Chairman. This suit sought unspecified compensatory and punitive damages. A motion to dismiss the action filed by the Company was granted in September 1993. The plaintiff was granted an extension of time to file an amended complaint; however, the plaintiff did not do so. As a result, this action has been dismissed.

In December 1992, a Class Action complaint was filed, purportedly on behalf of all persons who purchased Fruehauf common stock during the period from June 28, 1991 through December 4, 1992, against Fruehauf, the Company, certain of Fruehauf's present and former officers and directors, namely, Randolph W. Lenz, Marvin B. Rosenberg, Arthur E. Rowe, G. Chris Andersen and Raymond J. Dempsey, and certain of the underwriters of the Fruehauf IPO, namely, PaineWebber Incorporated, Alex. Brown & Sons, Incorporated and Wertheim Schroeder & Co., Incorporated, in the United States District Court for the Eastern District of Michigan, Southern Division, seeking unspecified compensatory and punitive damages. The complaint alleges, among other things, that, in connection with and following the Fruehauf IPO, the defendants misrepresented Fruehauf's liquidity situation, the status of compliance with Fruehauf's credit facilities at the time of the Fruehauf IPO, and the nature and extent of Fruehauf's ongoing participation in the high-margin retail parts and service business. A motion to dismiss the action filed by the defendants has been denied and discovery in this case has begun. This action is at a very early stage, however the Company believes that meritorious defenses exist to the claims made. The Company has not recorded any loss provision for this litigation.

As described in Note K -- "Litigation and Contingencies" in the Notes to the Condensed Consolidated Financial Statements, the Company is involved in other various legal proceedings, including product liability and workers' compensation liability matters, which have arisen in the normal course of its operations. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.


Item 6.      Exhibits and Reports on Form 8-K

       (a)   The following exhibits have been filed as part of this Form 10-Q:

          Exhibit No.

            10.1 Amended and Restated Stock Purchase Agreement by and between CMH Acquisition Corp. and DAC Acquisition Corp. with respect to the sale of the outstanding stock of Drexel Industries, Inc., dated as of April 15, 1994

            11.1    Computation of earnings per share

       (b)   Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1994.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TEREX CORPORATION
                                             (Registrant)



Date      May 16, 1994             /s/  RALPH T. BRANDIFINO

                                   Ralph T. Brandifino,
                                   Senior Vice President and
                                    Chief Financial Officer
                                   (Principal Financial Officer)



Date      May 16, 1994             /s/  RICHARD L. EVANS

                                   Richard L. Evans, Controller
                                   (Principal Accounting Officer)




                                 EXHIBIT INDEX


     Exhibit No.

         10.1 Amended and Restated Stock Purchase Agreement by and between CMH Acquisition Corp. and DAC Acquisition Corp. with respect to the sale of the outstanding stock of Drexel Industries, Inc. dated as of April 15, 1994

         11.1       Computation of earnings per share