Form 10-Q
period 1994-06-30
TEREX CORP
filed 1994-08-15
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                               F O R M   10 - Q

(Mark One)

  x        Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1994

  o       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____


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

                           YES               NO   X

Number of outstanding shares of common stock:  10,303,067 as of June 30, 1994.


The Exhibit Index appears on page 21.


                                     INDEX

                      TEREX CORPORATION AND SUBSIDIARIES


                                                         Page No.

PART I FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

Terex Corporation (the "Company") has not yet filed its Annual Report on Form 10-K for the year ended December 31, 1993. The Company's auditors, Price Waterhouse, have advised the Company that they are unable to issue an accountants' report on the Company's consolidated financial statements for inclusion in such Form 10-K until Deloitte & Touche, the Company's former auditors, are able to reissue their accountants' reports on the consolidated financial statements of Fruehauf Trailer Corporation ("Fruehauf", formerly a consolidated subsidiary of the Company) and the Company for the year ended December 31, 1991. Deloitte & Touche have advised the Company that they will be unable to reissue such reports until they have completed their reconsideration of certain items affecting the 1991 financial statements of Fruehauf which, in turn, also affects the financial statements of the Company for the year ended December 31, 1991. The accompanying condensed consolidated financial statements of Terex Corporation and Subsidiaries as of June 30, 1994 and for the three and six month periods ended June 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, the Company's report on Form 10-Q for the quarter ended March 31, 1994 includes certain additional disclosures as of December 31, 1993 which management believes to be useful for a complete understanding of the financial statements.

      Condensed Consolidated Statement
         of Operations -- Three months and
         six months ended June 30, 1994 and 1993               3

      Condensed Consolidated Balance Sheet --
         June 30, 1994 and December 31, 1993                   4

      Condensed Consolidated Statement of Cash Flows --
         Six months ended June 30, 1994 and 1993               5

      Notes to Condensed Consolidated Financial
         Statements -- June 30, 1994                           6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  10


PART II  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                     19


SIGNATURE                                                     20


                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,

                                   1994        1993        1994        1993

Net sales                      $ 198,249   $  172,261  $  366,287  $  355,458
Cost of goods sold               177,945      157,940     330,697     323,538

   Gross profit                   20,304       14,321      35,590      31,920
Engineering, selling and
 administrative expenses:
   Third parties                  17,516       20,795      37,827      40,736
   Related parties                   ---          875       2,245       1,750

 Total engineering, selling
   and administrative expenses    17,516       21,670      40,072      42,486
 Severance charge                  4,549          ---       4,549         ---

   Loss from operations          (1,761)      (7,349)     (9,031)    (10,566)
Other income (expense):
   Interest income                   126          265         317         675
   Interest expense              (7,892)      (8,223)    (15,443)    (15,848)
   Equity in net loss of
    Fruehauf                         ---        (181)         ---       (677)
   Gain on sale of Fruehauf
   stock                          15,486          ---      20,106         ---
   Gain on sale of Drexel
     business                      4,244          ---       4,244         ---
   Gain (loss) on sale of
     property, plant and
     equipment                        10           42        (50)         256
   Amortization of debt
     issuance costs                (617)        (489)     (1,237)     (1,823)
   Amortization of goodwill and
     other intangibles             (190)        (860)       (379)     (1,326)
   Other income (expense)          1,664        1,006       1,737       1,341

       Income (loss) before income
       taxes and extraordinary
       items                      11,070     (15,789)         264    (27,968)
Income tax (provision) benefit     (816)          142       (834)        (78)

   Income (loss) before
     extraordinary items       $  10,254   $ (15,647)  $    (570)  $ (28,046)
   Extraordinary losses on
     retirement of debt            (233)      (2,003)       (233)     (2,003)

   NET INCOME (LOSS)              10,021     (17,650)       (803)    (30,049)

Less preferred stock accretion   (1,444)          ---     (2,824)         ---

Income (loss) applicable to
 common stock                  $   8,577   $ (17,650)  $  (3,627)  $ (30,049)

Earnings (loss) on common stock
 Primary:
   Before extraordinary items  $    0.64   $   (1.57)  $   (0.33)  $   (2.82)
   Extraordinary items            (0.02)       (0.20)      (0.02)      (0.20)

        Total                  $    0.62   $   (1.77)  $   (0.35)  $   (3.02)


 Fully diluted:
   Before extraordinary items  $    0.60   $   (1.57)  $   (0.33)  $   (2.82)
   Extraordinary items            (0.01)       (0.20)  $   (0.02)
(0.20)

        Total                  $    0.59   $   (1.77)  $   (0.35)  $   (3.02)


Weighted average common shares
   outstanding including
   dilutive securities
   See Exhibit 11.1)
     Primary                      13,839        9,953      10,303       9,952
     Fully diluted                16,961        9,953      10,303       9,952

The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                               June 30,   December 31,
                                                 1994        1993

ASSETS

Current assets
  Cash and cash equivalents                 $   1,449     $     9,183
  Cash securing letters of credit               7,961           6,263
  Trade receivables (less allowance of
    $5,644 in 1994 and $6,335 in 1993          83,608          74,326
  Net inventories                             163,415         164,343
  Other current assets                         14,584           4,016


          Total current assets                271,017         258,131

Property, plant and equipment - net            98,831          97,537

Debt issuance costs and intangible assets      10,944          12,645

Investment in Fruehauf (Note B)                 8,443             ---

Other assets                                   22,391          23,192


Total assets                                $ 411,626     $   391,505


LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Notes payable                             $   3,322     $     2,909
  Current portion of long-term debt            27,370          19,799
  Trade accounts payable                       95,497          82,270
  Accrued compensation and benefits             9,842           8,162
  Accrued warranties and product liability     27,918          27,226
  Accrued interest                             10,519          10,698
  Accrued income taxes                          1,835           1,415
  Accrued costs to consolidate operations       9,154           8,384
  Other current liabilities                    23,412          23,837


          Total current liabilities           208,869         184,700

Long-term debt less current portion           177,381         195,331
Accrued warranties and
  product liability - long-term                35,054          33,959
Accrued pension                                21,712          20,270
Other long-term liabilities                     4,175           5,217

Redeemable convertible preferred stock         13,304          10,480

Commitments and contingencies (Note F)

Stockholders' investment
  Warrants to purchase common stock            16,851          16,851
  Common stock, $.01 par value -
    authorized 30,000 shares;
    issued and outstanding 10,303 at
    June 30, 1994 and 10,303 at
    December 31, 1993                             103             103
  Additional paid-in capital                   40,127          40,127
  Accumulated deficit                       (102,671)        (99,044)
  Pension liability adjustment                (4,173)         (4,173)
  Unrealized holding gain on equity
    securities                                  8,443             ---
  Cumulative translation adjustment           (7,549)        (12,316)


          Total stockholders' investment     (48,869)        (58,452)


Total liabilities and stockholders'
  investment                                $ 411,626     $   391,505


The accompanying notes are an integral part of these financial statements.


                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                               For the Six Months
                                                  Ended June 30,

                                                1994           1993

OPERATING ACTIVITIES
  Net loss                                  $   (803)      $  30,049)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                6,452           7,895
    Amortization                                1,902           5,449
    (Gain) loss on sale of property,
        plant and equipment                        50           (256)
    Equity in net loss of Fruehauf                ---             677
    Gain on sale of Fruehauf stock           (20,106)             ---
    Gain on sale of Drexel business           (4,244)             ---
    Other                                          62             148
    Changes in operating assets and
    liabilities:
      Restricted cash                         (1,698)           (344)
      Trade receivables                      (10,052)           4,577
      Net inventories                            (32)          13,783
      Trade accounts payable                   13,446             519
      Accrued compensation and benefits         1,531           (244)
      Accrued warranties and product
        liability                               2,011         (2,419)
      Accrued interest                          (179)           (427)
      Accrued income taxes                        429           (596)
      Accrued costs to consolidate
        operations                                454        (13,585)
      Other                                   (1,504)           3,660


      Net cash used in operating
        activities                           (12,281)        (11,212)

INVESTING ACTIVITIES
  Capital expenditures, net of
    dispositions                              (7,021)         (5,989)
  Proceeds from sale of property, plant
    and equipment                                 106             256
  Proceeds from refinancing note
    receivable                                  1,000             ---
  Advances to Fruehauf                                     ---
(622)
  Proceeds from sale of Fruehauf stock         11,349             ---
  Proceeds from sale of Drexel business        10,289             ---
  Other                                             5             556

      Net cash from (used in) investing
        activities                             15,728         (5,799)

FINANCING ACTIVITIES
  Net borrowings under revolving line of
    credit agreements                          11,508          14,979
  Principal repayments of long-term debt     (22,281)         (8,175)
  Other                                         (380)             373


      Net cash from (used in) financing
        activities                           (11,153)           7,177

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                           (28)           (358)


NET DECREASE IN CASH AND CASH EQUIVALENTS     (7,734)        (10,192)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD                                        9,183          25,671


CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   1,449      $   15,479





The accompanying notes are an integral part of these financial statements.



                      TEREX  CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise denoted)
                                 June 30, 1994


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and Subsidiaries as of June 30, 1994 and December 31, 1993 and for the three and six months ended June 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 1993, has been derived from the unaudited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company").
All intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%. The cost method or fair value method as discussed in Note B -- "Accounting Changes" is used to account for investments in affiliates in which the Company has an ownership interest of less than 20%.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature, except for the impact of the accounting changes discussed in Note B -- "Accounting Changes." Operating results for the three months and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's report on Form 10-Q for the quarter ended March 31, 1994.


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

During 1993, the Company accounted for its investment in Fruehauf Trailer Corporation ("Fruehauf") using the equity method. Subsequent to the Company's February 1994 sale of 1,000,000 shares of Fruehauf common stock, the Company's remaining ownership interest in Fruehauf was 19.1% and management concluded, after consultation with the Company's auditors, that use of the equity method was no longer appropriate for the Company's investment in Fruehauf. All of the shares of Fruehauf common stock held by the Company, which had a carrying value of zero as of December 31, 1993, are classified as securities available for sale under SFAS No. 115. Accordingly, as of February 28, 1994, the Company recorded an initial increase in stockholders' investment of approximately $36,360 to adjust the carrying value of such shares of Fruehauf common stock to fair value upon initial application of SFAS No. 115. Subsequent unrealized holding gains and losses are recorded as adjustments to stockholders' investment. As a result of the sale of an aggregate of 3,400,000 shares of Fruehauf common stock in May and June 1994, the Company's remaining ownership interest in Fruehauf is 1,986,622 shares of common stock or approximately 6.5% of Fruehauf's outstanding common stock.


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                            June 30,       December 31,
                                              1994            1993

  New machines                              $  17,805      $   26,317
  Used machines                                 1,019           1,345
  Replacement parts                            64,704          62,150
  Work-in-process                              13,787          14,351
  Raw materials and supplies                   70,374          65,165

                                              167,689         169,328

  Less: Excess of FIFO inventory value
    over LIFO cost                            (4,274)         (4,985)

  Net inventories                           $ 163,415     $   164,343


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                            June 30,      December 31,
                                            19941993

    Property                                $  10,304     $    10,119
    Plant                                      41,120          38,398
    Equipment                                  84,074          79,270

                                              135,498         127,787
    Less: Accumulated depreciation           (36,667)        (30,250)

      Net property, plant and equipment     $  98,831     $    97,537


NOTE E -- LONG-TERM OBLIGATIONS

Senior Secured Notes and Subordinated Notes

The financial covenants of the indentures governing the Company's 13% Senior Secured Notes due August 1, 1996 (the "Senior Secured Notes") and 13.5% Secured Senior Subordinated Notes due July 1, 1997 (the "Subordinated Notes") (together, the "Notes") require, among other things, that the Company maintain certain levels of tangible net worth (the "Net Worth Covenants") and collateral coverage (the "Collateral Covenants"). In the event that the Company's net worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus
accrued interest, 20% of the outstanding principal amount of the Notes.    In
the event the Company is not in compliance with the Collateral Covenants at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16,000 principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenants. If the Company were not to be in compliance with such covenants, there could result a material adverse impact on the Company and its financial position.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at June 30, 1994. The Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months. As described in Note G -- "Liquidity and Financing," the Company has taken actions to maintain compliance with the Net Worth Covenants and Collateral Covenants, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets, and plans to take additional actions, if needed, to continue in compliance.

Lending Facility

In 1993, Terex entered into an agreement with a lender which provides for up to $20,000 of cash advances and guarantees of bank letters of credit and is secured by substantially all the Company's domestic receivables and proceeds thereof (the "Lending Facility"). Interest on the Lending Facility is payable monthly at 2.75% above the Reference Rate, as such term is defined in such agreement. In June 1994, the agreement was amended to provide for up to $25,000 of cash advances and guarantees through July 31, 1994 and in August 1994, the agreement was further amended to extend the $25,000 limit until October 31, 1994, at which time the limit will revert to $20,000. The agreement was also amended in July 1994 to extend the maturity date from August 24, 1995 to August 24, 1997. Accordingly, up to $20,000 of such borrowings are classified as Long Term Debt in the accompanying Balance Sheet. The balance outstanding under the Lending Facility at June 30, 1994 was $21,296.

Secured Term Note

A portion of the acquisition of Clark Material Handling Company and certain affiliated companies (together, "CMH") in July 1992, (the "CMH Acquisition") was financed through a note to the seller in the amount of $6,090 due July 31, 1994. The seller note was secured by certain property, plant and equipment. This note was paid by the Company in May 1994 and the Seller's security interest in the underlying collateral was released. A security interest in this property was granted to the holders of the Senior Secured Notes and Subordinated Notes as additional collateral.


NOTE F -- LITIGATION AND CONTINGENCIES

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

The Company is subject to a number of contingencies and uncertainties including product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, management does not believe that these contingencies and uncertainties will, in the aggregate, have a material effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

Fruehauf is contingently liable for portions of remedial costs at numerous off-site waste disposal sites, including those previously used by operations of Fruehauf's predecessor, and is directly liable for remedial costs at a number of other locations. If Fruehauf fails to discharge its environmental obligations, to the extent that such liabilities arose during the time period during which Terex was the controlling stockholder of Fruehauf, Terex might be contingently liable for such obligations. The Company believes, however, that Fruehauf's significant environmental liabilities predate Terex's acquisition of Fruehauf, and therefore any contingent responsibility of the Company is not expected to have a material adverse effect on the Company.


NOTE G - LIQUIDITY AND FINANCING

The Company experienced significant operating losses in the first quarter of 1994. Results have improved in the second quarter of 1994 and the Company has taken significant actions to reduce its overall cost structure and improve liquidity, which will improve the Company's ability to take advantage of improved market conditions, especially in the Company's Material Handling Segment. Management believes that the Company's lending facilities, together with the additional financing and cash generating activities described below, will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis and to meet its scheduled interest and principal repayment requirements as they come due. The Company is also generating cash by selling certain real estate and other assets and continuing corporate wide cost containment efforts.

In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees in the Material Handling Segment's North American and European operations, of which approximately 39% were effective in July 1994 with the remainder to be effective before the end of 1994. The Company will also reorganize certain marketing activities and close several of its regional sales offices in the United States. The Company recorded a $4.5 million charge in the second quarter of 1994 for severance costs associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $9 million annually.

On April 15, 1994, the Company completed the sale of 100% of the stock of Drexel Industries, Inc. ("Drexel"), pursuant to an agreement to sell entered into in March 1994, for total proceeds of $12,521, of which $12,197 was in cash and $324 was in the form of a note due December 15, 1994 and bearing interest at 6%. The Company retained certain past-due receivables and certain obligations of Drexel, including environmental cleanup costs at Drexel's facility in Horsham, Pennsylvania and state and federal income taxes, and recognized a gain of approximately $4,244 as a result of the sale. Drexel operated in the Material Handling Segment and manufactures very narrow-aisle lift trucks. Drexel's net sales and income from operations totaled $4,325 and
$35, respectively, in the first quarter of 1994.   Pursuant to the terms of the
indentures for the Company's Senior Secured Notes, the Company intends to reinvest the net proceeds of the sale of Drexel in the Company's business.

The Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of $3,009 in December 1993 and 4,400,000 shares of Fruehauf common
stock for aggregate proceeds of $20,106 during the first half of 1994.   The
Company repurchased $3,000 of the Senior Secured Notes in May 1994 and $4,806 of the Senior Secured Notes in June 1994, pursuant to the indenture for the Senior Secured Notes, and will make similar offers to repurchase a total of $15,287 of the Senior Secured Notes in the third and fourth quarters of 1994.

In addition to such offers to repurchase, the Company repaid approximately $8,333 in May 1994 for a required sinking fund payment on the Subordinated Notes and $6,090 in May 1994 for the maturity of the note issued to the seller in connection with the CMH Acquisition. The Company's interest payment requirements in 1994 include approximately $27,600 of interest on the Senior Secured Notes, Subordinated Notes and the Lending Facility, of which amount approximately $26,300 has been paid as of August 1, 1994.

Concurrent with the infusion of working capital into the Company from its private placement of preferred stock and warrants to purchase common stock in December 1993, CMH entered into agreements with approximately 225 of its vendors to freeze the balances due such vendors as of November 1993 (totaling approximately $12,900) and establish normal credit terms for new purchases.
CMH agreed to pay the frozen balances in monthly installments for periods of up to twelve months from December 1993 through November 1994, but may prepay the remaining balance to any or all of the vendors at any time. In December 1994, CMH will make an additional payment to each vendor equivalent to 1/12 of the frozen balance, but only to such vendors that have not been prepaid. Through June 30, 1994, CMH paid approximately $8,000 to vendors under these agreements, and the Company expects to fund the remaining payments from operations.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants with respect to the Senior Secured Notes and Subordinated Notes at June 30, 1994. Noncompliance with these covenants could result in a material adverse impact on the Company and its financial position.
Management believes that the Company will be able to maintain compliance with the Net Worth Covenants and Collateral Covenants by selling certain non-strategic assets, including without limitation the Company's investment in Fruehauf common stock, and by achieving consistent profitability. As described above, the Company sold a total of 4,400,000 shares of Fruehauf common stock during the first six months of 1994 for aggregate proceeds of approximately $20,106 and recognized a gain of that amount. At June 30, 1994 the Company continued to hold 1,986,622 shares of Fruehauf common stock. The Company believes that, based on management's current estimates, it will be in compliance with the Net Worth Covenants and the Collateral Covenants over the next twelve months.


NOTE H -- LONG-TERM INCENTIVE PLAN

In June 1994, the Company's board of directors approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's common stock available to be awarded under the Plan is 750,000, subject to certain adjustments. In June 1994, options to purchase a total of 308,800 shares of common stock at $5.50 per share and a total of 129,400 shares of restricted common stock were granted to employees and outside directors. The Plan, and the options and restricted stock granted thereunder, are subject to approval by the Company's shareholders. Accordingly, these shares and options are not considered to be outstanding and are not included in calculations of earnings per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

Quarter Ended June 30, 1994

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance charge and income (loss) from operations, by segment, for the three months ended June 30, 1994 and 1993.


                                        Three Months Ended June 30,   Increase
                                             1994         1993        Decrease)
                                                (in millions of dollars)

  NET SALES
    Material Handling  		              $  116.6  $ 102.3    $   14.3
    Heavy Equipment      	                  82.4     70.0        12.4
    Eliminations            					               (0.8)      ---   	   (0.8)

  Total         		              $  198.2  $ 172.3	   $   25.9


  GROSS PROFIT
    Material Handling                         $    8.4    $ 6.2     $   2.2
    Heavy Equipment                               11.9      8.1         3.8

      Total                                   $   20.3    $ 14.3    $   6.0


  ENGINEERING, SELLING AND
      ADMINISTRATIVE EXPENSES
    Material Handling                         $   11.1    $ 13.2    $   (2.1)
    Heavy Equipment                                6.6      7.3         (0.7)
    General/Corporate                             (0.2)     1.2         (1.4)

      Total                                   $   17.5    $ 21.7    $   (4.2)


  SEVERANCE CHARGE
    Material Handling                         $    4.3    $ ---     $   4.3
    Heavy Equipment                                0.2      ---         0.2

      Total                                   $    4.5    $ ---     $   4.5


  INCOME (LOSS) FROM OPERATIONS
    Material Handling                         $   (7.0)   $ (7.0)   $   ---
    Heavy Equipment                                5.1      0.8         4.3
    General/Corporate                              0.2      (1.2)       1.4

      Total                                   $   (1.7)   $ (7.4)   $   5.7


  Net Sales

Sales increased $25.9 million, or approximately 15%, for the three months ended June 30, 1994 over the comparable 1993 period.

Material Handling Segment sales were $116.6 million for the three months ended June 30, 1994, an increase of $14.3 million from $102.3 million in the year earlier period. Machine sales increased $12.1 million and parts sales increased $2.2 million due to increased industry demand and the easing of capital constraints and the resultant problems caused by lack of production supplies and materials that occurred during the last half of 1993 and the opening months of 1994. Production improved because a working capital infusion in December 1993 from the proceeds of the issuance of preferred stock and warrants to purchase common stock allowed management to improve relations and
schedule payment terms with its key suppliers.   Management is continuing
negotiations with critical suppliers to move production of Material Handling Segment parts and supplies to a higher priority and is developing alternate suppliers where necessary to keep up with production demands. Parts sales improved as difficulties in assimilating the Material Handling Segment's parts business into the Terex Parts Distribution Center were resolved and parts availability continued to increase.

Material Handling Segment bookings for the three months ended June 30, 1994 were $104.1 million, a decrease of $20.9 million, or 16%, from the year earlier period. Bookings for parts sales for the three months ended June 30, 1994, from which the Company generally realizes higher margins than machine sales, decreased $5.3 million, or 20%, from the year earlier period. Machine order bookings for the three months ended June 30, 1994 decreased $15.7 million, or 16%, from the year earlier period. Material Handling Segment backlog was $141.1 million at June 30, 1994 compared to $168.3 million at March 31, 1994 and $82.6 million at June 30, 1993. This change reflects the improved second quarter sales resulting from the increases in production levels discussed above. Management expects that the backlog of both machines orders and parts orders will be reduced during the remainder of 1994 as the Company restores full production in the Material Handling Segment United States operations and as parts availability is restored to historical levels.

Heavy Equipment Segment sales increased $12.4 million for the three months ended June 30, 1994 from the three months ended June 30, 1993. Machines and contract sales increased $11.9 million and parts sales increased by $0.5 million. Machine sales increased at all of the Heavy Equipment Segment divisions, reflecting general improvement in the United States economy, increased industry demand and the success of new business initiatives outside the United States.

Heavy Equipment Segment bookings for the three months ended June 30, 1994 were $92.7 million, an increase of $30.2 million, or 48%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, decreased $5.5 million, or 19%, from the three months ended June 30, 1993. Machine and contract bookings for the three months ended June 30, 1994 increased $37.2 million, or 116%, from the prior year period, reflecting sharp increases at the Company's Koehring Cranes and Excavators ("Koehring") and Unit Rig divisions. Heavy Equipment Segment backlog was $77.4 million at June 30, 1994 compared to $67.0 million at March 31, 1994 and $106.9 million at June 30, 1993, reflecting the increases in second quarter 1994 sales. Parts backlog was $7.9 million at June 30, 1994 compared to $11.2 million at March 31, 1994 and $9.9 million at June 30, 1993. As a result of the working capital infusion in December 1993, the inventory availability for parts sales continued to increase during the quarter and management expects that the backlog of parts orders will be reduced as working capital continues to be applied to build parts inventory.


  Gross Profit

Gross profit for the three months ended June 30, 1994 increased $6.0 million compared to the three months ended June 30, 1993.

The Material Handling Segment's gross profit increased $2.2 million to $8.4 million for the three months ended June 30, 1994 compared to $6.2 million for the prior year's period. The gross profit percentage in the Material Handling Segment increased to 7.2% for the three months ended June 30, 1994 from 6.0% for the prior year's period. The increase in gross profit percentage reflects comparatively higher sales and increased manufacturing efficiency due to improvements in the flow of manufacturing supplies and materials as well as cost reduction initiatives.

The Heavy Equipment Segment's gross profit increased $3.4 million to $11.9 million for the three months ended June 30, 1994 compared to $8.1 million for the prior year's period. Improved gross profit from machines and contract sales accounted for substantially all of the increase, reflecting the increase in sales and continuing effects of cost reduction initiatives implemented during 1992 and 1993. The gross profit percentage in the Heavy Equipment Segment increased to 14.4% for the three months ended June 30, 1994 from 11.6% for the three months ended June 30, 1993, reflecting improved manufacturing efficiency and increased absorption of fixed costs due to higher levels of production.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $17.5 million for the three months ended June 30, 1994 from $21.6 million for the three months ended June 30, 1993. Material Handling Segment engineering, selling and administrative expenses totaled $11.1 million for the three months ended June 30, 1994 compared to $13.2 million for the prior year's period. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $6.6 million for the three months ended June 30, 1994 from $7.3 million for the prior year's period as a result of cost reduction initiatives.


  Severance Charge

During the second quarter of 1994, the Company recorded a charge of $4.5 million principally related to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees, of which approximately 39% were effective in July 1994 with the remainder to be effective before the end of 1994. The Company will also reorganize certain marketing activities and close several of its regional sales offices in the United States. The $4.5 million charge represents severance costs associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $9 million annually.


  Income (Loss) from Operations

The Material Handling Segment incurred a loss from operations of $2.7 million, excluding the severance charge discussed above, for the three months ended June 30, 1994 ($7.0 million including the severance charge) compared to a loss of $7.0 million for the three months ending June 30, 1993. Management expects that the Material Handling Segment will continue to make improvements in the level of production during the second half of 1994. Because of the production improvements and the reduced operating expenses resulting from the restructuring actions described above, management expects substantial improvement in the Material Handling Segment's income from operations in the second half of 1994.

Heavy Equipment Segment income from operations improved by $4.3 million to $5.1 million for the three months ended June 30, 1994 from $0.8 million in the prior year's period. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses. The losses at Koehring experienced during 1993 have been reversed as a result of continuing cost reductions, improvements in inventory management and consolidation of model offerings.

On a consolidated basis, the Company experienced operating income of $2.8 million, excluding the severance charge of $4.5 million discussed above, for the three months ended June 30, 1994 (operating loss of $1.7 million including the severance charge) compared to an operating loss of $7.4 million for the prior year's period.


  Other Income (Expense)

As described in Note B -- "Accounting Changes" in the Notes to the Condensed Consolidated Financial Statements, the Company presently accounts for its investment in Fruehauf in accordance with the provisions of SFAS 115 and the Company does not expect to recognize any significant additional gains or losses with respect to its investment in Fruehauf except as realized on transactions
in Fruehauf common stock.   The Company recognized a loss on its investment in
Fruehauf of $0.2 million for the three months ended June 30, 1993. In May and June of 1994, the Company sold an aggregate of 3,400,000 shares of Fruehauf common stock and realized a gain totaling $15.5 million in the three months ended June 30, 1994.

As described in Note G -- "Liquidity and Financing," in April 1994 the Company sold 100% of the stock of Drexel Industries, Inc. The Company realized a gain on the transaction of $4.2 million in the second quarter of 1994.

The provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.


Six Months Ended June 30, 1994

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance charge and income (loss) from operations, by segment, for the six months ended June 30, 1994 and 1993.


                                          Six Months Ended June 30,  Increase
                                              1994          1993     (Decrease)
                                                (in millions of dollars)

  NET SALES
    Material Handling                      $  207.5      $   221.0     $ (13.5)
    Heavy Equipment                           160.4          134.5        25.9
    Eliminations                               (1.6)          ---         (1.6)

  Total                                    $  366.3      $   355.5    $   10.8


  GROSS PROFIT
    Material Handling                      $   12.9      $    17.0    $   (4.1)
    Heavy Equipment                            22.7           14.9         7.8

      Total                                $   35.6      $    31.9    $    3.7


  ENGINEERING, SELLING AND
      ADMINISTRATIVE EXPENSES
    Material Handling                      $   24.6      $    25.6    $   (1.0)
    Heavy Equipment                            13.6           15.5        (1.9)
    General/Corporate                           1.9            1.4         0.5

      Total                                $   40.1      $    42.5    $   (2.4)


  SEVERANCE CHARGE
    Material Handling                      $    4.3      $    ---     $    4.3
    Heavy Equipment                             0.2           ---          0.2

      Total                                     4.5      $    ---     $    4.5


  INCOME (LOSS) FROM OPERATIONS
    Material Handling                      $  (16.0)     $    (8.6)   $   (7.4)
    Heavy Equipment                             8.9           (0.6)        9.5
    General/Corporate                          (1.9)          (1.4)       (0.5)

      Total                                $   (9.0)     $   (10.6)   $    1.6


  Net Sales

Sales increased $10.8 million, or approximately 3%, for the six months ended June 30, 1994 over the comparable 1993 period.

Material Handling Segment sales were $207.5 million for the six months ended June 30, 1994, a decrease of $13.5 million from $221.0 million in the year earlier period. Machine sales decreased $7.8 million and parts sales decreased $5.7 million. Machine sales were adversely affected by lack of supplies and materials necessary to restore full production and meet increased industry demand. The lack of production supplies and materials resulted from a deterioration in supplier relations that occurred during the last half of 1993 because of liquidity constraints, as well as from capacity shortages at several suppliers due to increased industry demand for their products. As a result of the working capital infusion in December 1993, management was able to improve relations and schedule payment terms with its key suppliers. Management is negotiating with critical suppliers to move production of Material Handling Segment parts and supplies to a higher priority and is developing alternate suppliers where necessary to keep up with production demands. Parts sales were affected by the cash difficulties previously discussed and by difficulties in assimilating the Material Handling Segment's parts business into the Terex Parts Distribution Center leading to decreased parts availability compared to the six months ended June 30, 1993.

Material Handling Segment bookings for the six months ended June 30, 1994 were $210.7 million, a decrease of $9.7 million, or 4%, from the year earlier period. Bookings for parts sales for the six months ended June 30, 1994, from which the Company generally realizes higher margins than machine sales, decreased $9.6 million, or 18%, from the year earlier period. Machine order bookings for the six months ended June 30, 1994 of $166.9 million were comparable to $167.0 million in the year earlier period. Material Handling Segment backlog was $141.1 million at June 30, 1994 compared to $152.7 million at December 31, 1993 and $82.6 million at June 30, 1993. This change reflects the improvement in second quarter sales resulting from the upward trend in production supplies and materials and parts availability levels. Management expects that the backlog of both machines orders and parts orders will be reduced during the remainder of 1994 as the Company restores full production in the Material Handling Segment United States operations and as parts availability is restored to historical levels.

Heavy Equipment Segment sales increased $25.9 million, or 19%, for the six months ended June 30, 1994 from the six months ended June 30, 1993. Machines and contract sales increased $27.7 million, partially offset by a parts sales decrease of $1.5 million. Machine sales increased at all of the Heavy Equipment Segment divisions, reflecting general improvement in the United States economy, increased industry demand and the success of new business initiatives outside the United States Heavy Equipment Segment parts sales decreased $1.5 million for the six months ended June 30, 1994 from the year earlier period. Sales were adversely impacted by lower parts availability and the assimilation of the Material Handling Segment's parts business into the Company's Southaven, Mississippi Parts Distribution Center.

Heavy Equipment Segment bookings for the six months ended June 30, 1994 were $156.9 million, an increase from bookings levels of $147.1 for the comparable 1993 period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, decreased $6.6 million, or 12.2%, from the six months ended June 30, 1993. Machine and contract bookings for the six months ended June 30, 1994 increased $16.4 million, or 17.6%, from the prior year period, reflecting the factors discussed above. Heavy Equipment Segment backlog was $77.4 million at June 30, 1994 compared to $80.9 million at December 31, 1993 and $98.1 million at June 30, 1993, reflecting the increases in first half 1994 sales. Parts backlog was $8.0 million at June 30, 1994 compared to $10.0 million at December 31, 1993 and $9.9 million at June 30, 1993. This decrease resulted from the decrease in bookings and from increased parts availability during 1994. As a result of the working capital infusion in December 1993, the inventory availability for parts sales increased during the first half of 1994 and management expects that the backlog of parts orders will continue to be reduced as working capital continues to be applied to build parts inventory.


  Gross Profit

Gross profit for the six months ended June 30, 1994 increased $3.7 million compared to the six months ended June 30, 1993.

The Material Handling Segment's gross profit decreased $4.1 million to $12.9 million for the six months ended June 30, 1994 compared to $17.0 million for the prior year's period. The gross profit percentage in the Material Handling Segment decreased to 6.2% for the six months ended June 30, 1994 from 7.7% for the prior year's period, reflecting comparatively lower sales and decreased manufacturing efficiency due to shortages in manufacturing supplies and materials during the first quarter of the year, somewhat offset by cost reduction initiatives and production improvements in the second quarter of 1994.

The Heavy Equipment Segment's gross profit increased $7.8 million to $22.7 million for the six months ended June 30, 1994 compared to $14.9 million for the prior year's period. Improved gross profit from machines and contract sales accounted for substantially all of the increase, reflecting the increase in sales and continuing effects of cost reduction initiatives implemented during 1992 and 1993. The gross profit percentage in the Heavy Equipment Segment increased to 14.2% for the six months ended June 30, 1994 from 11.1% for the six months ended June 30, 1993, reflecting improved manufacturing efficiency and increased absorption of fixed costs due to higher levels of production.


  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $40.1 million for the six months ended June 30, 1994 from $42.5 million for the six months ended June 30, 1994. Material Handling Segment engineering, selling and administrative expenses totaled $24.6 million for the six months ended June 30, 1994 compared to $25.6 million for the prior year's period. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $13.6 million for the six months ended June 30, 1994 from $15.5 million for the prior year's period as a result of cost reduction initiatives. Corporate administrative expense in 1994 includes a charge of $2.2 million in connection with the proposed termination of the Company's management contract with KCS Industries, L.P. ("KCS"), a Connecticut limited partnership principally owned by certain officers of the Company. Charges under such contract would have totaled approximately $1.8 million for the six months ended June 30, 1994, and would have continued at such rate until at least June 30, 1995.

  Severance Charge

During the second quarter of 1994, the Company recorded a charge of $4.5 million principally related to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees, of which approximately 39% were effective in July 1994 with the remainder to be effective before the end of 1994. The Company will also reorganize certain marketing activities and close several of its regional sales offices in the United States. The $4.5 million charge represents severance costs associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $9 million annually.


  Income (Loss) from Operations

The Material Handling Segment incurred a loss from operations of $11.7 million, excluding the severance charge discussed above, for the six months ended June 30, 1994 ($16.0 million including the severance charge) compared to a loss of $8.6 million for the six months ending June 30, 1993. As discussed above, the decreases in sales and gross profit in 1994 reflect the difficulties in restoring full production due to supplier problems. Management expects that the Material Handling Segment will continue the improvements in the level of production made during the second quarter for the remainder of 1994. Because of the production improvements and the reduced operating expenses resulting from the restructuring actions described above, management expects substantial improvement in the Material Handling Segment's income from operations in the second half of 1994.

Heavy Equipment Segment income (loss) from operations improved by $9.5 million to $8.9 million of net income for the six months ended June 30, 1994 from a $0.6 million loss in the prior year's period. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses. All of the businesses comprising the Heavy Equipment Segment reported income from operations for the six months ended June 30, 1994. The losses at Koehring experienced during 1993 have been reversed as a result of continuing cost reductions, improvements in inventory management and consolidation of model offerings.

On a consolidated basis, the Company experienced an operating loss of $4.5 million, excluding the severance charge discussed above, for the six months ended June 30, 1994 ($9.0 million including the severance charge) compared to an operating loss of $10.6 million for the prior year's period.


  Other Income (Expense)

As described in Note B -- "Accounting Changes" in the Notes to the Condensed Consolidated Financial Statements, the Company presently accounts for its investment in Fruehauf in accordance with the provisions of SFAS 115 and the Company does not expect to recognize any significant additional gains or losses with respect to its investment in Fruehauf except as realized on transactions
in Fruehauf common stock.   The Company recognized a loss on its investment in
Fruehauf of $0.7 million for the three months ended June 30, 1993. In the first half of 1994, the Company sold an aggregate of 4,400,000 shares of Fruehauf common stock and realized a gain totaling $20.1 million in the six months ended June 30, 1994.

As described in Note G -- "Liquidity and Financing," in April 1994 the Company sold 100% of the stock of Drexel Industries, Inc. The Company realized a gain on the transaction of $4.2 million in the second quarter of 1994.

The provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.


Liquidity and Capital Resources

Net cash of $12.3 million was used in operating activities during the six months ended June 30, 1994, principally to fund operating losses and interest payments.

Net cash provided by investing activities of $15.7 million during the six months ended June 30, 1994 principally resulted from the sale of Fruehauf common stock and proceeds from the sale of the Drexel business, offset by cash used to finance capital expenditures. Proceeds from the sale of Fruehauf common stock were approximately $11.3 million, reflecting sales of 4,400,000 shares in February through June 1994 for approximately $20.1 million (less $9.3 million that settled in July 1994) and the settlement of a December 1993 trade in January 1994 for approximately $0.6 million. Proceeds from refinancing a note receivable were $1.0 million. Capital expenditures in the six months ended June 30, 1994 were $7.0 million.

Net cash used by financing activities of $11.2 million during the six months ended June 30, 1994 resulted from the principal repayment of debt offset by borrowings of $11.5 million under the Lending Facility entered into during
1993.    Payments of debt during the six months ended June 30, 1994 included
$7.8 million for repurchases of Senior Secured Notes, an $8.3 million sinking fund payment of Subordinated Notes, and the repayment of a $6.1 million note due in July 1994.

The balance outstanding under the Lending Facility was $21.3 million as of June 30, 1994, and the additional amount the Company could have borrowed was $2.5 million as of that date. The balance discounted under the credit facility of the Company's Terex Equipment Limited ("TEL") subsidiary was $3.0 million at June 30, 1994, and the additional amount TEL could have discounted was $8.6 million as of that date.


Debt covenants and other liquidity restrictions

The indentures governing the Senior Secured Notes and Subordinated Notes require, among other things, that the Company comply with the Net Worth
Covenants and the Collateral Covenants.   In the event that the Company's net
worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus
accrued interest, 20% of the outstanding principal amount of the Notes.    In
the event the Company is not in compliance with the Collateral Covenants at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16.0 million principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenants. If the Company were not to be in compliance with such covenants, there could result a material adverse impact on the Company and its financial position.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at June 30, 1994. The Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months. As described below, the Company has taken actions to maintain compliance with the Net Worth Covenants and Collateral Covenants, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets, and plans to take additional actions, if needed, to continue in compliance.

In addition to the financial covenants discussed above, the indentures governing the Notes limit, among other things, Terex's ability to incur additional indebtedness, consummate mergers and acquisitions, pay dividends, sell business segments and enter into transactions with affiliates, and place limitations on change in control of Terex.

Cash and cash equivalents totaled $1.4 million and $9.2 million at June 30, 1994 and December 31, 1993, respectively. Cash securing letters of credit represents the amount required to cash collateralize letters of credit and performance bonds issued for various business purposes and is not fully available for use in the Company's operations. At June 30, 1994 and December 31, 1993 the unexpired letters of credit were cash collateralized by a total of $8.0 million and $6.3 million in cash collateral accounts. These cash balances will be made available to the Company as the underlying letters of credit expire.


Liquidity requirements and actions taken and to be taken in 1994

The Company experienced significant operating losses in the first quarter of 1994. Results have improved in the second quarter of 1994 and the Company has taken significant actions to reduce its overall cost structure and improve liquidity, which will improve the Company's ability to take advantage of improved market conditions, especially in its Material Handling Segment. Management believes that the Company's lending facilities, together with the additional financing and cash generating activities described below, will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis and to meet its scheduled interest and principal repayment requirements as they come due.

In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees in the Material Handling Segment's North American and European operations, of which approximately 39% were effective in July 1994 with the remainder to be effective before the end of 1994. The Company will also reorganize certain marketing activities and close several of its regional sales offices in the United States The Company recorded a $4.5 million charge in the second quarter of 1994 for severance costs associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $9 million annually. The Company is also generating cash by selling certain real estate and other assets and continuing corporate wide cost containment efforts.

On April 15, 1994, the Company completed the sale of 100% of the stock of Drexel, pursuant to an agreement to sell entered into in March 1994, for total proceeds of $12.5 million, of which $12.2 million was in cash and $0.3 million was in the form of a note due December 15, 1994 and bearing interest at 6%. The Company retained certain past-due receivables and certain obligations of Drexel, including environmental cleanup costs at Drexel's facility in Horsham, Pennsylvania and state and federal income taxes, and recognized a gain of approximately $4.2 million as a result of the sale. Pursuant to the terms of the indentures for the Company's Senior Secured Notes, the Company intends to reinvest the net proceeds of the sale of Drexel in the Company's business.

The Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of $3.0 million in December 1993 and 4,400,000 shares of Fruehauf common stock for aggregate proceeds of $20.1 million during the first half of
1994.   The Company repurchased $3.0 million of the Senior Secured Notes in May
1994 and $4.8 million of the Senior Secured Notes in June 1994, pursuant to the indenture for the Senior Secured Notes, and will make similar offers to repurchase a total of $15.3 million of the Senior Secured Notes in the third and fourth quarters of 1994.

In addition to such offers to repurchase, the Company repaid approximately $8.3 million in May 1994 for a required sinking fund payment on the Subordinated Notes and $6.1 million in May 1994 for the maturity of the note issued to the seller in connection with the CMH Acquisition. The Company's interest payment requirements in 1994 include approximately $27.6 million of interest on the Senior Secured Notes, Subordinated Notes and the Lending Facility, of which amount approximately $26.3 million has been paid as of August 1, 1994.

Concurrent with the infusion of working capital into the Company from its private placement of preferred stock and warrants to purchase common stock in December 1993, CMH entered into agreements with approximately 225 of its vendors to freeze the balances due such vendors as of November 1993 (totaling approximately $12.9 million) and establish normal credit terms for new purchases. CMH agreed to pay the frozen balances in monthly installments for periods of up to twelve months from December 1993 through November 1994, but may prepay the remaining balance to any or all of the vendors at any time. In December 1994, CMH will make an additional payment to each vendor equivalent to 1/12 of the frozen balance, but only to such vendors that have not been prepaid. Through June 30, 1994, CMH paid approximately $8.0 million to vendors under these agreements, and the Company expects to fund the remaining payments from operations.


Contingencies and Uncertainties

The Company has not yet filed its Annual Report on Form 10-K for the year ended December 31, 1993. The Company's auditors, Price Waterhouse, have advised the Company that they are unable to issue an accountants' report on the Company's consolidated financial statements for inclusion in Form 10-K until Deloitte & Touche, the Company's former auditors, are able to reissue their accountants' reports on the consolidated financial statements of Fruehauf Trailer Corporation ("Fruehauf", formerly a consolidated subsidiary of the Company) and the Company for the year ended December 31, 1991. Deloitte & Touche have advised the Company that they are unable to reissue such reports until they have completed their reconsideration of certain items affecting the 1991 financial statements of Fruehauf which, in turn, also affects the financial statements of the Company for the year ended December 31, 1991. In their previously issued opinion on the Company's consolidated financial statements for December 31, 1992, Price Waterhouse indicated that there are matters, including recurring losses from operations and a net capital deficiency, which raise substantial doubt about the Company's ability to continue as a going concern. During 1993, the Company entered into the Lending Facility, which currently provides up to $25.0 million in revolving credit loans and guarantees of letters of credit, and has arranged similar financing for TEL. The Company also completed a private placement of preferred stock and warrants to purchase common stock in December 1993, which provided aggregate net proceeds to the Company of $27.2 million for working capital. The Company is also generating cash by selling certain real estate and other assets and continuing corporate wide cost containment efforts. In April 1994, the Company sold Drexel for net proceeds of approximately $10.9 million. Management believes that the Lending Facility and other financing and cash generating activities will allow the Company to meet its obligations on a timely basis.

As a result of the introduction of the Material Handling Segment's new line of internal combustion lift trucks, planned for the fourth quarter of 1994, the Material Handling Segment's subsidiary in Korea will no longer be strategic to the Company's business. Management is evaluating a number of alternatives with respect to the Korean operations, including sale or discontinuance of the operations, and the Company may realize a loss as a result of such actions.
The amount of such loss, if any, cannot presently be estimated because the course of action has not been determined.

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

Fruehauf is contingently liable for portions of remedial costs at numerous off-site waste disposal sites, including those previously used by operations of Fruehauf's predecessor, and is directly liable for remedial costs at a number of other locations. If Fruehauf fails to discharge its environmental obligations, to the extent that such liabilities arose during the time period during which Terex was the controlling stockholder of Fruehauf, Terex might be contingently liable for such obligations. The Company believes, however, that Fruehauf's significant environmental liabilities predate Terex's acquisition of Fruehauf, and therefore any contingent responsibility of the Company is not expected to have a material adverse effect on the Company.


PART II
OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

       (a)   The following exhibits have been filed as part of this Form 10-Q:

          Exhibit No.

             11.1     Computation of earnings per share


       (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TEREX CORPORATION
                                       (Registrant)



Date       August 12, 1994           /s/  RALPH T. BRANDIFINO


                                    Ralph T. Brandifino
                                    Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)



Date       August 12, 1994           /s/  RICHARD L. EVANS


                                    Richard L. Evans, Controller
                                    (Principal Accounting Officer)



EXHIBIT INDEX


          Exhibit No.                                     Page No.

             11.1     Computation of earnings per share         22



                                                         EXHIBIT 11.1
                                                        (Page 1 of 2)
TEREX CORPORATION AND SUBSIDIARIES
Computation of Earnings per Common Share
In Thousands except per share amounts

                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                          1994      1993      1994      1993

PRIMARY:

Income (loss) before
   extraordinary item                   10,254  (15,647)     (570)  (28,046)
   Less: Accretion of Preferred
     Stock                             (1,444)         0   (2,824)         0

Income (loss) before extraordinary
   item applicable to common stock       8,810  (15,647)   (3,394)  (28,046)

Extraordinary gain (loss) on retirement
   of debt                               (233)	 (2,003)     (233)   (2,003)

Net income applicable to common stock    8,577  (17,650)   (3,627)  (30,049)


Weighted average shares outstanding
   during the period                    10,303     9,953    10,303     9,952

Assumed exercise of warrants at
   ratio determined as of
   June 30, 1994                           3,536      0(b)      0(a)       0(b)

Assumed exercise of stock options           0(a)      0(a)      0(a)       0(a)

Primary shares outstanding              13,839    9,953     10,303     9,952


Primary Income per common share
   Income before extraordinary item   $  0.64   ($1.57)    ($0.33)   ($2.82)
   Extraordinary gain (loss)            (0.02)   (0.20)     (0.02)    (0.20)

     Net income                       $  0.62   ($1.77)    ($0.35)   ($3.02)


(a) Excluded from the computation because the effect is anti-dilutive.
(b) Not issued or outstanding during these periods.



                                                         EXHIBIT 11.1
                                                        (Page 2 of 2)
                      TEREX CORPORATION AND SUBSIDIARIES
                   Computation of Earnings per Common Share
                     In Thousands except per share amounts


                                      Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                          1994      1993      1994      1993

FULLY DILUTED:

Income (loss) before extraordinary
   item                                 10,254 (15,647)      (570)  (28,046)
   Less: Accretion of Preferred
     Stock  								                   (1,444)     0						 (2,824)      0

Income (loss) before extraordinary
   item applicable to common stock       8,810 (15,647)    (3,394)  (28,046)
Add: Accretion of Preferred stock
   assumed converted at beginning of
   period                                1,444    0(b)       0(a)      0(b)

                                        10,254 (15,647)    (3,394)  (28,046)

Extraordinary gain (loss) on
   retirement of debt                    (233)  (2,003)      (233)   (2,003)

Net income (loss) applicable to
   common stock                         10,021 (17,650)    (3,627)  (30,049)

Weighted average shares outstanding
   during the period                    10,303    9,953     10,303     9,952

Assumed exercise of warrants at
   ratio reflecting maximum dilution     3,958     0(b)       0(a)      0(b)

Assumed conversion of Preferred Stock    2,700     0(b)       0(a)      0(b)

Assumed exercise of stock options         0(a)     0(a)       0(a)      0(a)

Fully diluted shares outstanding        16,961    9,953     10,303     9,952

Fully Diluted Income per common share
   Income before extraordinary item     $0.60   ($1.57)    ($0.33)   ($2.82)
   Extraordinary gain (loss)            (0.01)   (0.20)     (0.02)    (0.20)

     Net Income                         $0.59   ($1.77)    ($0.35)   ($3.02)


(a) Excluded from the computation because the effect is anti-dilutive.
(b) Not issued or outstanding during these periods.