Form 10-Q/A
period 1994-03-31
TEREX CORP
filed 1994-08-31
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                              F O R M   10 - Q/A

                                AMENDMENT NO. 1

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


The Exhibit Index appears on page 28.



The Registrant, Terex Corporation ("Terex" or the "Company"), hereby amends the following Items of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 as set forth on the following pages. The amendments principally relate to the computation of earnings per share and the reclassification, for consistency, of certain costs incurred in the first quarter of 1994 from cost of sales to engineering, selling and administrative expense. The information set forth herein is as of May 16, 1994 and is subject to updating and supplement as provided in the Company's periodic reports filed with the Securities and Exchange Commission on Form 10-Q subsequent to such date.
.

                                                         Page No.

PART I   FINANCIAL INFORMATION

Item 1    Financial Statements                                3

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations           22


EXHIBITS

Exhibit 11     Amended Computation of Earnings per Share     29






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             TEREX CORPORATION
                                             (Registrant)

Date:  August 30, 1994                       By:  /s/ RALPH T. BRANDIFINO
                                             Ralph T. Brandifino
                                             (Principal Accounting Officer,
                                              Senior Vice President and
                                              Chief Financial Officer)

Date:  August 30, 1994                       By:  /s/ RICHARD L. EVANS
                                             Richard L. Evans, Controller
                                             (Principal Accounting Officer and
                                              Authorized Officer)



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

      Condensed Consolidated Statement of Operations --
         Three months ended March 31, 1994 and 1993                   4

      Condensed Consolidated Balance Sheet --
         March 31, 1994 and December 31, 1993                         5

      Condensed Consolidated Statement of Cash Flows --
         Three months ended March 31, 1994 and 1993                   6

      Notes to Condensed Consolidated Financial Statements --
         March 31, 1994                                               7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         22



                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                                   For the Three Months
                                                     Ended March 31,

                                                   1994           1993

Net sales                                    $   168,038      $ 183,197

Cost of goods sold                               152,752        165,598

  Gross profit                                    15,286         17,599

Engineering, selling and administrative expenses:
 Third parties                                    20,311         19,941
 Related parties                                   2,245            875

 Total engineering, selling and
   administrative expenses                        22,556         20,816

  Loss from operations                           (7,270)        (3,217)

Other income (expense):
  Interest income                                    191            410
  Interest expense                               (7,551)        (7,625)
  Equity in net loss of Fruehauf                     ---          (496)
  Gain on sale of Fruehauf stock                   4,620            ---
  Gain (loss) on sale of property, plant
    and equipment                                   (60)            214
  Amortization of debt issuance costs              (620)          (908)
  Amortization of goodwill and other
    intangibles                                    (189)          (963)
  Other income (expense)                              73            406

        Loss before income taxes                (10,806)       (12,179)

Provision for income taxes                          (18)          (220)

  NET LOSS                                   $  (10,824)    $  (12,399)

Less preferred stock accretion                   (1,380)            ---
Loss applicable to common stock              $  (12,204)    $  (12,399)

Net loss per common and common
 equivalent share                            $    (1.18)    $    (1.25)


Weighted average common shares outstanding
 including dilutive securities
 (See Exhibit 11.1)                               10,303          9,950



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



                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                   For the Three Months
                                                     Ended March 31,

                                                    1994           1993

OPERATING ACTIVITIES
  Net loss                                     $  (10,824)    $  (12,399)
  Adjustments to reconcile net loss to
    cash flows from operating activities:
    Depreciation                                     3,242          3,782
    Amortization                                       944          1,946
    (Gain) loss on sale of property, plant
     and equipment                                      60          (214)
    Equity in net loss of Fruehauf                     ---            496
    Gain on sale of Fruehauf stock                 (4,620)            ---
    Other                                             (48)             18
    Changes in operating assets and liabilities:
     Restricted cash                                 2,176          3,022
     Trade receivables                             (4,620)          1,640
     Net inventories                                 5,694         11,463
     Trade accounts payable                          (201)            117
     Accrued compensation and benefits               (170)          1,674
     Accrued warranties and product liability        1,164          (509)
     Accrued interest                              (5,693)        (6,591)
     Accrued income taxes                              132          (412)
     Accrued costs to consolidate operations         (998)        (7,615)
     Other                                           1,093          1,059

     Net cash used in operating activities        (12,669)        (2,523)

INVESTING ACTIVITIES
  Capital expenditures, net of dispositions        (5,117)        (3,302)
  Proceeds from sale of property, plant
   and equipment                                       106            340
  Proceeds from refinancing note receivable          1,000            ---
  Advances to Fruehauf                                 ---          (436)
  Proceeds from sale of Fruehauf stock               5,175            ---
  Other                                                 25          (100)

     Net cash from (used in) investing
      activities                                     1,189        (3,498)

FINANCING ACTIVITIES
  Net borrowings under revolving line of
   credit agreements                                 5,764            303
  Other                                                354            817

     Net cash from financing activities              6,118          1,120

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                      61           (97)

NET DECREASE IN CASH AND CASH EQUIVALENTS          (5,301)        (4,998)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           9,183         25,671

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $     3,882    $    20,673



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


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                                March 31,     December 31,
                                                   1994           1993

       New machines                          $    23,979    $    26,317
       Used machines                               1,209          1,345
       Replacement parts                          64,348         62,150
       Work-in-process                            12,303         14,351
       Raw materials and supplies                 61,660         65,165

                                                 163,499        169,328

       Less: Excess of FIFO inventory
        value over LIFO cost                     (4,274)        (4,985)

       Net inventories                       $   159,225    $   164,343



NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                March 31,     December 31,
                                                   1994           1993

Property                                     $    10,472    $    10,119
Plant                                             40,232         38,398
Equipment                                         84,048         79,270

                                                 134,752        127,787
Less: Accumulated depreciation                  (34,043)       (30,250)

  Net property, plant and equipment          $   100,709    $    97,537


NOTE E -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:
                                                March 31,     December 31,
                                                   1994           1993

Senior Secured Notes bearing interest
 at 13%, due August 1, 1996
 ("Senior Secured Notes")                    $   154,240    $   154,173
Secured Senior Subordinated Notes
 bearing interest at 13.5%,
 due July 1, 1997 ("Subordinated Notes")          32,772         32,702
Secured promissory note bearing interest
 at prime rate, due July 31, 1994                  6,090          6,090
Lending Facility maturing August 24, 1995         17,344         10,165
Secured term note bearing interest at
 9.0% payable in equal semiannual
 installments from August 1994 to
 February 1998                                       742            740
Capital lease obligations and other               11,848         11,260

  Total long-term debt                           223,036        215,130
  Current portion of long-term debt               24,327         19,799

  Long-term debt, less current portion       $   198,709    $   195,331



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

TEL Facility

In 1993, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "TEL Facility") which provides up to lb.28,000 ($42,000) including up to lb.13,000 $(19,500) non-
recourse discounting of account receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The TEL Facility is collateralized by the related accounts receivable and currency exchange contracts. The TEL Facility requires no performance covenants although payments of cash dividends are restricted. Proceeds from the TEL Facility will primarily be used for working capital purposes.


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

The tax basis net operating loss and tax credit carryforwards expire as follows:
                                                  Tax Basis Net
                                                 Operating Loss  Tax
                                                 Carryforwards Credits
1994                                               $     ---    $140
1995                                                  24,041      63
1996                                                  45,231      29
1997                                                   8,004      38
1998                                                  11,908      17
1999                                                     ---      13
2000                                                   4,581     ---
2006                                                  20,689     ---
2007                                                  35,661     ---
2008                                                  93,897     ---

       Total                                       $ 244,012    $300

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

The following table sets forth the plans' funded status and the amounts recognized in the Company's financial statements at December 31, 1993:

                                              Overfunded         Underfunded
                                                Plans               Plans
Actuarial present value of:
  Vested benefits                            $  9,252            $ 22,450
  Accumulated benefits                       $  9,509            $ 22,657

  Projected benefits                         $  9,509            $ 22,657
Fair value of plan assets                       9,711              14,641

Projected benefit obligation (in excess of)
  less than plan assets                           202             (8,016)
Unrecognized net loss from past
  experience different than assumed             3,691               4,173
Unrecognized prior service cost                   503                 ---
Adjustment to recognize minimum liability         ---             (4,173)
     Pension asset (liability) recognized
     in the balance sheet                    $  4,396            $(8,016)

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

In May 1993, Terex entered into the Lending Facility, which presently provides for up to $20,000 of cash advances and guarantees of bank letters of credit and is secured by substantially all of the Company's domestic cash and receivables. In addition to the Lending Facility, the Company has arranged similar financing for TEL, in the form of the lb.28,000 ($42,000) TEL Facility, including up to lb.13,000 ($19,500) nonrecourse discounting of TEL accounts receivable which meet certain credit criteria plus additional facilities for tender and performance bonds and foreign exchange contracts.

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

The Company is also generating cash by reducing receivables and inventories, selling certain real estate and other assets, including the sale of its Drexel subsidiary and the sale of Fruehauf common stock as described below, and continuing corporate wide cost containment efforts. Management believes that the Lending Facility together with these additional financing and cash generating activities will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis which will improve the Company's ability to take advantage of improved market conditions, especially in the Material Handling Segment.

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


                                      Three Months Ended March 31, Increase
                                         1994           1993      (Decrease)
                                              (in millions of dollars)

  NET SALES
     Material Handling               $  90.8           $ 118.7     $ (27.9)
     Heavy Equipment                    78.0              64.5        13.5
     Eliminations                       (0.8)             ---         (0.8)
  Total                              $ 168.0           $ 183.2     $ (15.2)

  GROSS PROFIT
     Material Handling               $   4.5           $  10.8     $  (6.3)
     Heavy Equipment                    10.8               6.8         4.0
        Total                        $  15.3           $  17.6     $  (2.3)

  ENGINEERING, SELLING AND ADMINISTRATIVE
        EXPENSES
     Material Handling               $  13.5           $  12.4     $  (1.1)
     Heavy Equipment                     7.0               8.2        (1.2)
     General/Corporate                   2.1               0.2         1.9
        Total                        $  22.6           $  20.8     $   1.8

  INCOME (LOSS) FROM OPERATIONS
     Material Handling               $  (9.0)          $  (1.6)    $  (7.4)
     Heavy Equipment                     3.8              (1.4)        5.2
     General/Corporate                  (2.1)              (.2)       (1.9)
        Total                        $  (7.3)          $  (3.2)    $  (4.1)


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


  Gross Profit

Gross profit for the three months ended March 31, 1994 decreased $2.3 million compared to the three months ended March 31, 1993.

The Material Handling Segment's gross profit decreased $6.3 million to $4.5 million for the three months ended March 31, 1994 compared to $10.8 million for the prior year's period. The gross profit percentage in the Material Handling Segment decreased to 5.0% for the three months ended March 31, 1994 from 9.0% for the the prior year's period. The decrease in gross profit percentage reflects comparatively lower sales and decreased manufacturing efficiency due to shortages in manufacturing supplies and materials, somewhat offset by cost reduction initiatives.

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


  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $22.6 million for the three months ended March 31, 1994 from $20.8 million for the three months ended March 31, 1994. Material Handling Segment engineering, selling and administrative expenses increased to $13.5 million for for the three months ended March 31, 1994 from to $12.4 million for the prior year's period due to difficulties encountered in restoring full production during the first quarter of 1994. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $7.0 million for the three months ended March 31, 1994 from $8.2 million for the prior year's period as a result of cost reduction initiatives. Corporate administrative expense includes a charge of $2.2 million in connection with the proposed termination of the Company's management contract with KCS.


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


Liquidity and Capital Resources

The information set forth herein is as of May 16, 1994 and is subject to updating and supplement as provided in the Company's periodic reports filed with the Securities and Exchange Commission on Form 10-Q subsequent to such date.

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

The Company arranged similar financing for TEL during 1993, in the form of a lb.28.0 million ($42.0 million) credit facility, including up to lb.13.0 million ($19.5 million) nonrecourse discounting of TEL accounts receivable which meet certain credit criteria plus additional facilities for tender and performance bonds and foreign exchange contracts. The balance discounted under the credit facility was $1.5 million at March 31, 1994, and the additional amount the Company could have discounted was $0.3 million as of that date.

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


                                 EXHIBIT INDEX


          Exhibit No.

             11.1     Amended Computation of Earnings per Share