Form 10-Q
period 1994-09-30
TEREX CORP
filed 1994-11-10
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                               F O R M   10 - Q

(Mark One)

   [x]           Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1994

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____


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

                 YES  [ ]                                NO  [X]

Number of outstanding shares of common stock: 10,303,067 as of September 30, 1994.


The Exhibit Index appears on page 22.


- - - ------------------------------------------------------------------------------


                                     INDEX

                      TEREX CORPORATION AND SUBSIDIARIES


                                                                   Page No.

PART I FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements of Terex Corporation and Subsidiaries as of September 30, 1994 and for the three and nine month periods ended September 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. However, the Company's report on Form 10-Q for the quarter ended March 31, 1994 includes certain additional disclosures as of December 31, 1993 which management believes to be useful for a complete understanding of the financial statements. Terex Corporation (the "Company") has not yet filed its Annual Report on Form 10-K for the year ended December 31, 1993. The Company's auditors, Price Waterhouse LLP, have advised the Company that they are unable to issue an accountants' report on the Company's consolidated financial statements for inclusion in such Form 10-K until an accountants' report on the consolidated financial statements of the Company and its subsidiaries is reissued for the year ended December 31, 1991. Deloitte & Touche LLP are the auditors of record for such year. As a result of the anticipated restatement of the financial statements of Fruehauf Trailer Corporation ("Fruehauf"), formerly a consolidated subsidiary of the Company, the Company expects that its consolidated financial statements for the year ended December 31, 1991 will be required to be restated to reflect any changes necessitated by the restatement of the Fruehauf financial statements. Deloitte & Touche has not agreed to report on Terex's 1991 restated financial statements. The Company is endeavoring to have Deloitte & Touche reissue its report on any such restated financial statements for the year. However, the Company cannot predict whether its efforts with Deloitte & Touche will be successful or whether it will be able to issue audited restated 1991 financial statements in the near future.

     Condensed Consolidated Statement of Operations --
          Three months and nine months ended September 30, 1994 and 1993   3

     Condensed Consolidated Balance Sheet --
          September 30, 1994 and December 31, 1993                         4

     Condensed Consolidated Statement of Cash Flows --
          Nine months ended September 30, 1994 and 1993                    5

     Notes to Condensed Consolidated Financial Statements --
          September 30, 1994                                               6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11


PART II   OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                20


SIGNATURE                                                                 21




                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                               For the Three Months     For the Nine Months
                                Ended September 30,     Ended September 30,

                                  1994      1993           1994      1993

Net sales                    $ 207,063 $ 164,052      $ 573,350  $519,510
Cost of goods sold             183,363   151,713        514,060   475,251
  Gross profit                  23,700    12,339         59,290    44,259
Engineering, selling
 and administrative expenses:
 Third parties                  17,576    19,577         55,403    60,313
 Related parties                   ---       564          2,245     2,314
 Total engineering,
  selling and
  administrative expenses       17,576    20,141         57,648    62,627
 Severance charge                  ---       ---          4,549       ---
  Income (loss) from
   operations                    6,124   (7,802)        (2,907)  (18,368)
Other income (expense):
  Interest income                   83       270            400       945
  Interest expense             (7,855)   (8,001)       (23,298)  (23,849)
  Equity in net loss
   of Fruehauf                     ---       ---            ---     (677)
  Gain on sale of
   Fruehauf stock                4,255       ---         24,361       ---
  Gain on sale of Drexel
   business                        ---       ---          4,742       ---
  Gain (loss) on sale
   of property, plant
   and equipment                   (1)      1773           (51)     2,029
  Amortization of debt
   issuance costs                (598)     (622)        (1,835)   (2,445)
  Amortization of goodwill
   and other intangibles         (190)     (368)          (569)   (1,105)
  Other income (expense)         (627)     (181)            612       571
   Income (loss) before
    income taxes and
    extraordinary items          1,191  (14,931)          1,455  (42,899)
Income tax (provision)
 benefit                            18     (115)          (816)     (193)
  Income (loss) before
   extraordinary items       $   1,209 $(15,046)      $     639 $(43,092)
  Extraordinary losses
   on retirement of debt         (164)       ---          (397)   (2,003)

  NET INCOME (LOSS)              1,045  (15,046)            242  (45,095)

Less preferred stock
 accretion                     (1,517)       ---        (4,341)       ---
Income (loss) applicable
 to common stock             $   (472) $(15,046)      $ (4,099) $(45,095)

Earnings (loss) on common stock, per share:
 Primary:
  Before extraordinary
   items                      $  (0.03) $  (1.51)      $  (0.36) $  (4.33)
  Extraordinary items            (0.02)      ---          (0.04)    (0.20)
       Total                  $  (0.05) $  (1.51)      $  (0.40) $  (4.53)
 Fully diluted:
  Before extraordinary
   items                      $  (0.03) $  (1.51)      $  (0.36) $  (4.33)
  Extraordinary items            (0.02)      ---       $  (0.04)    (0.20)
       Total                  $  (0.05) $  (1.51)      $  (0.40) $  (4.53)

Weighted average common shares outstanding
 including dilutive securities (See Exhibit 11.1)
  Primary                       10,303     9,953         10,303     9,952
  Fully diluted                 10,303     9,953         10,303     9,952

  The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                            September 30,         December 31,
                                                 1994                1993
ASSETS

Current assets
  Cash and cash equivalents                   $    2,755          $    9,183
  Cash securing letters of credit                  7,042               6,263
  Trade receivables (less allowance of
   $5,725 in 1994 and $7,478 in 1993)             92,023              74,326
  Net inventories                                165,746             164,343
  Other current assets                             5,464               4,016

          Total current assets                   273,030             258,131

Property, plant and equipment - net               98,991              97,537

Debt issuance costs and intangible assets         10,051              12,645

Investment in Fruehauf (Note B)                    5,180                 ---

Other assets                                      22,343              23,192

Total assets                                  $  409,595          $  391,505

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Notes payable                               $    3,492          $    2,909
  Current portion of long-term debt               24,241              19,799
  Trade accounts payable                          98,181              82,270
  Accrued compensation and benefits                9,915               8,162
  Accrued warranties and product liability        28,329              27,226
  Accrued interest                                 4,856              10,698
  Accrued income taxes                             1,667               1,415
  Accrued costs to consolidate operations          6,433               8,384
  Other current liabilities                       31,594              23,837

          Total current liabilities              208,708             184,700

Long-term debt less current portion              175,303             195,331
Accrued warranties and product
 liability - long-term                            35,998              33,959
Accrued pension                                   21,244              20,270
Other long-term liabilities                        4,237               5,217

Redeemable convertible preferred stock            14,821              10,480

Commitments and contingencies (Note F)

Stockholders' investment
  Warrants to purchase common stock               16,851              16,851
  Common stock, $.01 par value - authorized
    30,000 shares; issued and outstanding
    10,303 at September 30, 1994 and
   10,303 at December 31, 1993                       103                 103
  Additional paid-in capital                      40,127              40,127
  Accumulated deficit                          (103,143)            (99,044)
  Pension liability adjustment                   (4,173)             (4,173)
  Unrealized holding gain on
   equity securities                               5,180                 ---
  Cumulative translation adjustment              (5,661)            (12,316)

          Total stockholders' investment        (50,716)            (58,452)

Total liabilities and
 stockholders' investment                     $  409,595          $  391,505

  The accompanying notes are an integral part of these financial statements.




                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                   For the Nine Months
                                                   Ended September 30,
                                                    1994          1993

OPERATING ACTIVITIES
  Net income (loss)                            $     242      $ (45,095)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                  10,053         11,615
    Amortization                                   3,207          5,979
    (Gain) loss on sale of property,
     plant and equipment                           (115)        (2,029)
    Equity in net loss of Fruehauf                   ---            677
    Gain on sale of Fruehauf stock              (24,361)            ---
    Gain on sale of Drexel business              (4,742)            ---
    Other                                          (647)          (221)
    Changes in operating assets and liabilities:
     Restricted cash                               (781)          6,846
     Trade receivables                          (18,201)          (782)
     Net inventories                             (1,043)         28,223
     Trade accounts payable                       15,488        (8,340)
     Accrued compensation and benefits             1,616          (229)
     Accrued warranties and product
      liability                                    3,251        (3,835)
     Accrued interest                            (5,842)        (7,008)
     Accrued income taxes                            242          (441)
     Accrued costs to consolidate operations     (2,276)       (16,503)
     Other                                         6,159          3,135
     Net cash used in operating activities      (17,750)       (28,008)

INVESTING ACTIVITIES
  Capital expenditures, net of dispositions      (9,853)        (8,529)
  Proceeds from sale of property,
   plant and equipment                               483         10,377
  Proceeds from refinancing note receivable        1,000            ---
  Advances to Fruehauf                               ---          (622)
  Proceeds from sale of Fruehauf stock            24,916            ---
  Proceeds from sale of Drexel business           10,289            ---
  Other                                              535          (337)
     Net cash from (used in) investing
      activities                                  27,370            889

FINANCING ACTIVITIES
  Net borrowings under revolving line of
   credit and term loan agreements                11,916         19,324
  Principal repayments of long-term debt        (28,275)        (8,175)
  Other                                            (124)          (443)

     Net cash from (used in)
      financing activities                      (16,483)         10,706

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                   435          (371)

NET DECREASE IN CASH AND CASH EQUIVALENTS        (6,428)       (16,784)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               9,183         25,671

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   2,755      $   8,887




  The accompanying notes are an integral part of these financial statements.




                      TEREX  CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise denoted)
                              September 30, 1994


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and Subsidiaries as of September 30, 1994 and December 31, 1993 and for the three and nine months ended September 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 1993, has been derived from the unaudited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company").
All intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%. The cost method or fair value method as discussed in Note B -- "Accounting for Investment in Fruehauf" is used to account for investments in affiliates in which the Company has an ownership interest of less than 20%.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature, except for the impact of the accounting changes discussed in Note B -- "Accounting for Investment in Fruehauf." Operating results for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's report on Form 10-Q for the quarter ended March 31, 1994.


NOTE B -- ACCOUNTING FOR INVESTMENT IN FRUEHAUF

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

During 1993, the Company accounted for its investment in Fruehauf Trailer Corporation ("Fruehauf") using the equity method. Subsequent to the Company's February 1994 sale of 1,000,000 shares of Fruehauf common stock, the Company's remaining ownership interest in Fruehauf was 19.1% and management concluded, after consultation with the Company's auditors, that use of the equity method was no longer appropriate for the Company's investment in Fruehauf. All of the shares of Fruehauf common stock held by the Company, which had a carrying value of zero as of December 31, 1993, are classified as securities available for sale under SFAS No. 115. Accordingly, as of February 28, 1994, the Company recorded an initial increase in stockholders' investment of approximately $36,360 to adjust the carrying value of such shares of Fruehauf common stock to fair value upon initial application of SFAS No. 115. Subsequent unrealized holding gains and losses are recorded as adjustments to stockholders' investment. As a result of the sale of an aggregate of 4,400,000 shares of Fruehauf common stock in May, June and September 1994, the Company's remaining ownership interest in Fruehauf is 986,622 shares of common stock or approximately 3.2% of Fruehauf's outstanding common stock.


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                              September 30,   December 31,
                                                   1994           1993

       New machines                            $  21,840      $  26,317
       Used machines                                 181          1,345
       Replacement parts                          66,234         62,150
       Work-in-process                            17,536         14,351
       Raw materials and supplies                 64,229         65,165

                                                 170,020        169,328

       Less: Excess of FIFO inventory
        value over LIFO cost                     (4,274)        (4,985)

       Net inventories                         $ 165,746      $ 164,343



NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                              September 30,   December 31,
                                                   1994           1993

       Property                                $  12,718      $  12,157
       Plant                                      45,776         41,711
       Equipment                                  80,392         73,919

                                                 138,886        127,787
       Less: Accumulated depreciation           (39,895)       (30,250)

         Net property, plant and equipment     $  98,991      $  97,537


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

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at September 30, 1994. The Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months. As described in Note G -- "Liquidity and Financing," the Company has taken actions to maintain compliance with the Net Worth Covenants and Collateral Covenants, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets, and plans to take additional actions, if needed, to continue in compliance.

Lending Facility

In 1993, Terex entered into an agreement with a lender which provided for up to $20,000 of cash advances and guarantees of bank letters of credit and is secured by substantially all the Company's domestic receivables and proceeds thereof (the "Lending Facility"). Interest on the Lending Facility is payable monthly at 2.75% above the Reference Rate, as such term is defined in such agreement. During 1994, the agreement was amended to provide for up to $25,000 of cash advances and guarantees and to extend the maturity date from August 24, 1995 to August 24, 1997. Accordingly, all outstanding borrowings are classified as Long Term Debt in the accompanying Balance Sheet. The balance outstanding under the Lending Facility at September 30, 1994 was $21,612.


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


NOTE G - LIQUIDITY AND FINANCING

The Company experienced significant operating losses in the first quarter of 1994. Results have improved in the second and third quarters of 1994 and the Company has taken significant actions to reduce its overall cost structure and improve liquidity. Management believes that the Company's lending facilities, together with the additional financing and cash generating activities described below, will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis and to meet its scheduled interest and principal repayment requirements as they come due. The Company is also generating cash by selling certain real estate and other assets and continuing corporate wide cost containment efforts.

On April 15, 1994, the Company completed the sale of 100% of the stock of its subsidiary, Drexel Industries, Inc. ("Drexel"), a non-strategic business, pursuant to an agreement to sell entered into in March 1994, for total proceeds of $12,521, of which $12,197 was in cash and $324 was in the form of a note due December 15, 1994 and bearing interest at 6%. The Company retained certain past-due receivables and certain obligations of Drexel, including environmental cleanup costs at Drexel's facility in Horsham, Pennsylvania and state and federal income taxes, and recognized a gain of approximately $4,244, net of taxes, as a result of the sale. Drexel operated in the Material Handling Segment and manufactures very narrow-aisle lift trucks. Drexel's net sales and income from operations totaled $4,325 and $35, respectively, in the first quarter of 1994. The Company has reinvested the net proceeds of the sale of Drexel in the Company's business.

The Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of $3,009 in December 1993 and 5,400,000 shares of Fruehauf common stock for aggregate proceeds of $24,361 during the first nine months of 1994. The Company repurchased $3,000 of the Senior Secured Notes in May 1994, $4,806 of the Senior Secured Notes in June 1994, and $5,961 of the Senior Secured Notes in September 1994, pursuant to the indenture for the Senior Secured Notes, and has made a similar offer to repurchase a total of $13,560 of the Senior Secured Notes in the fourth quarter of 1994.

In addition to such offers to repurchase, the Company repaid approximately $8,333 in May 1994 for a required sinking fund payment on the Subordinated Notes and paid $6,090 in May 1994 on the maturity of the note issued to the seller in connection with the CMH Acquisition. The Company has also paid approximately $27,200 of interest on the Senior Secured Notes, Subordinated Notes and the Lending Facility as of November 1, 1994. Interest payment requirements for the remainder of 1994 are approximately $600.

Concurrent with the infusion of working capital into the Company from its private placement of preferred stock and warrants to purchase common stock in December 1993, CMH entered into agreements with approximately 225 of its vendors to freeze the balances due such vendors as of November 1993 (totaling approximately $12,900) and establish normal credit terms for new purchases.
CMH agreed to pay the frozen balances in monthly installments for periods of up to twelve months from December 1993 through November 1994 and to make an additional payment equivalent to 1/12 of the frozen balance to certain vendors
in December 1994.   Through November 1, 1994, CMH paid approximately $12,000 to vendors under these agreements, and the Company expects to fund the remaining payments (approximately $1,900 including the additional payment) in the ordinary course of business.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants with respect to the Senior Secured Notes and Subordinated Notes at September 30, 1994. Noncompliance with these covenants could result in a material adverse impact on the Company and its financial position. Management believes that the Company will be able to maintain compliance with the Net Worth Covenants and Collateral Covenants by selling certain non-strategic assets, including without limitation the Company's investment in Fruehauf common stock, and by achieving consistent profitability. As described above, the Company sold a total of 5,400,000 shares of Fruehauf common stock during the first nine months of 1994 for aggregate proceeds of approximately $24,361 and recognized a gain of that amount. At September 30, 1994 the Company continued to hold 986,622 shares of Fruehauf common stock. The Company believes that, based on management's current estimates, it will be in compliance with the Net Worth Covenants and the Collateral Covenants over the next twelve months.


NOTE H -- LONG-TERM INCENTIVE PLAN

In June 1994, the Company's board of directors approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's common stock available to be awarded under the Plan is 750,000, subject to certain adjustments. In June 1994, options to purchase a total of 308,800 shares of common stock at $5.50 per share and a total of 129,400 shares of restricted common stock were granted to employees and outside directors. Because the Plan, and the options and restricted stock granted thereunder, are subject to approval by the Company's shareholders and such approval has not yet been obtained, these shares and options are not considered to be outstanding and are not included in calculations of earnings per share.


NOTE I  SUBSEQUENT EVENTS

On October 19, 1994, the Company announced plans for the sale of its Koehring Cranes and Mark Industries divisions (collectively, "Koehring") to a new venture. Koehring's net sales and income from operations totaled $66,900 and $5,500, respectively, for the nine months ended September 30, 1994. Upon closing, Terex will receive $30,000 in cash for Koehring. The Company expects to use the $30,000 cash proceeds from the sale to reduce the level of long term debt.

It is anticipated the new venture will also purchase the worldwide mobile crane and container stacker businesses from Legris Industries, S.A. The purchase of the Legris businesses and Koehring by the new venture is expected to be completed in December 1994 subject to the new venture obtaining regulatory
approvals.    Financing for the new venture is expected to be provided from a variety of sources outside of Terex. After completion of this transaction the Company will own, through a subsidiary, a 40% equity participation in the new venture. The Company will have an option to increase its holdings to become a majority shareholder at a future date. The Company expects to account for its 40% participation in the results of the new venture on the equity method.

On November 2, 1994, the Company closed a sale-leaseback transaction for the Material Handling Segment's parts distribution center in Germany. The Company received proceeds of 16,500 German marks ($11,000) and will lease the facility under the terms of a five year lease for a total rental of 2,900 German marks ($1,900) per year. The Company realized a gain of approximately 10,000 German marks ($6,700) which will be deferred and amortized as a reduction of rental expense over the term of the lease. This property was collateral for the Senior Secured Notes and the Subordinated Notes and, pursuant to the indenture for the Senior Secured Notes, the Company will make an offer to repurchase approximately $11,000 of the Senior Secured Notes in the second quarter of 1995.


              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended September 30, 1994

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance charge and income (loss) from operations, by segment, for the three months ended September 30, 1994 and 1993.



                                          Three Months Ended
                                            September 30,          Increase
                                            1994        1993      (Decrease)
                                              (in millions of dollars)

          NET SALES
            Material Handling           $ 128.2     $  93.0      $  35.2
            Heavy Equipment                79.6        71.6          8.0
            Eliminations                   (0.7)       (0.5)        (0.2)
               Total                    $ 207.1     $ 164.1      $  43.0

          GROSS PROFIT
            Material Handling           $  11.7     $   2.6      $   9.1
            Heavy Equipment                12.0         9.7          2.3
               Total                    $  23.7     $  12.3      $  11.4

          ENGINEERING, SELLING AND
               ADMINISTRATIVE EXPENSES
            Material Handling           $  10.7     $  11.9      $  (1.2)
            Heavy Equipment                 6.7         7.0         (0.3)
            General/Corporate               0.2         1.2         (1.0)
               Total                    $  17.6     $  20.1      $  (2.5)

          INCOME (LOSS) FROM OPERATIONS
            Material Handling           $   1.0     $  (9.3)     $  10.3
            Heavy Equipment                 5.3         2.7          2.6
            General/Corporate              (0.2)       (1.2)         1.0
               Total                    $   6.1     $  (7.8)     $  13.9


  Net Sales

Sales increased $43.0 million, or approximately 26%, for the three months ended September 30, 1994 over the comparable 1993 period.

Material Handling Segment sales were $128.2 million for the three months ended September 30, 1994, an increase of $35.2 million from $93.0 million in the year earlier period. Machine sales increased $34.3 million and parts sales increased $0.9 million due to increased industry demand and the easing of capital constraints and the resultant problems caused by lack of production supplies and materials that occurred during the last half of 1993 and the first half of 1994. Production improved because of reorganization of work flows and other actions taken by manufacturing management as well as improved delivery of materials and supplies. Parts sales improved as difficulties in assimilating the Material Handling Segment's parts business into the Terex Parts Distribution Center were resolved and parts availability continued to increase.

Material Handling Segment bookings for the three months ended September 30, 1994 were $106.9 million, a decrease of $30.4 million, or 22%, from the year earlier period. Bookings for parts sales for the three months ended September 30, 1994, from which the Company generally realizes higher margins than machine sales, decreased $2.3 million, or 9.4%, from the year earlier period. Machine order bookings for the three months ended September 30, 1994 decreased $28.1 million, or 24.9%, from the year earlier period. The Company has announced the introduction of a new line of "Genesis" internal combustion lift trucks in the fourth quarter, but as of September 30, 1994 it had not yet begun accepting orders for these new models, affecting the rate of orders in the third quarter. Material Handling Segment backlog was $119.7 million at September 30, 1994 compared to $141.1 million at June 30, 1994 and $127.0 million at September 30, 1993. This change reflects the improved third quarter sales resulting from the increases in production levels discussed above. Management expects that the backlog of both machines orders and parts orders will be reduced during the fourth quarter of 1994 as the Company restores full production in the Material Handling Segment United States operations and as parts availability is restored to normalized levels.

Heavy Equipment Segment sales for the three months ended September 30, 1994 were $79.6 million, an increase of $8.0 million from the three months ended September 30, 1993. Machines and contract sales for the three months ended September 30, 1994 increased $4.7 million and parts sales increased by $3.3 million over the comparable prior year period. Machine sales increased at all of the Heavy Equipment Segment divisions, reflecting general improvement in the United States economy, increased industry demand and the success of new business initiatives outside the United States.

Heavy Equipment Segment bookings for the three months ended September 30, 1994 were $62.3 million comparable to $62.5 million from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased $5.3 million, or 21%, from the three months ended September 30, 1993. Machine and contract bookings for the three months ended September 30, 1994 decreased $5.5 million, or 15%, from the prior year period, reflecting sharp decreases at the Company's Unit Rig division because of continuing weakness in the worldwide mining industry which this unit serves. Heavy Equipment Segment backlog was $60.1 million at September 30, 1994 compared to $77.4 million at June 3, 1994 and $89.0 million at September 30, 1993, reflecting the increases in third quarter 1994 sales. Machine backlog was $51.9 million at September 30, 1994, but the Company received $30.6 million in new orders during October. Parts backlog was $8.2 million at September 30, 1994 compared to $7.9 million at June 30, 1994 and $10.2 million at September 30, 1993. As a result of the working capital infusion in December 1993, the inventory availability for parts sales continued to increase during the quarter and management expects that the backlog of parts orders will be reduced as working capital continues to be applied to improve parts inventory availability.


  Gross Profit

Gross profit for the three months ended September 30, 1994 increased $11.4 million compared to the three months ended September 30, 1993.

The Material Handling Segment's gross profit increased $9.1 million to $11.7 million for the three months ended September 30, 1994 compared to $2.6 million for the prior year's period. The gross profit percentage in the Material Handling Segment increased to 9.1% for the three months ended September 30, 1994 from 2.8% for the prior year's period, reflecting comparatively higher sales and increased manufacturing efficiency due to improvements in the flow of manufacturing supplies and materials as well as cost reduction initiatives.

The Heavy Equipment Segment's gross profit increased $2.3 million to $12.0 million for the three months ended September 30, 1994 compared to $9.7 million for the prior year's period. Improved gross profit from machines and contract sales accounted for substantially all of the increase. The gross profit percentage in the Heavy Equipment Segment increased to 15.1% for the three months ended September 30, 1994 from 13.5% for the three months ended September 30, 1993, reflecting improved manufacturing efficiency and increased absorption of fixed costs due to higher levels of production resulting from increased sales.


  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $17.6 million for the three months ended September 30, 1994 from $20.1 million for the three months ended September 30, 1993 as a result of cost reduction initiatives throughout the Company. Material Handling Segment engineering, selling and administrative expenses totaled $10.7 million for the three months ended September 30, 1994 compared to $11.9 million for the prior year's period.
Heavy Equipment Segment engineering, selling and administrative expenses decreased to $6.7 million for the three months ended September 30, 1994 from $7.0 million for the prior year's period.


  Income (Loss) from Operations

The Material Handling Segment generated income from operations of $1.0 million for the three months ended September 30, 1994 compared to a loss of $9.3 million for the three months ending September 30, 1993. Management expects that the Material Handling Segment will continue to make improvements in the level of production during the fourth quarter of 1994. Because of the production improvements and the reduced operating expenses resulting from the restructuring actions described above, management expects continuing improvement in the Material Handling Segment's income from operations in the fourth quarter of 1994.

Heavy Equipment Segment income from operations improved by $2.6 million to $5.3 million for the three months ended September 30, 1994 from $2.7 million in the prior year's period. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses. The losses at Koehring experienced during 1993 have been reversed as a result of continuing cost reductions, improvements in inventory management and consolidation of model offerings.

On a consolidated basis, the Company generated operating income of $6.1 million for the three months ended September 30, 1994 compared to an operating loss of $7.8 million for the prior year's period.


  Other Income (Expense)

As described in Note B -- "Accounting for Investment in Fruehauf" in the Notes to the Condensed Consolidated Financial Statements, the Company presently accounts for its investment in Fruehauf in accordance with the provisions of SFAS 115 and the Company does not expect to recognize any significant additional gains or losses with respect to its investment in Fruehauf except as
realized on transactions in Fruehauf common stock.   In September of 1994, the
Company sold 1,000,000 shares of Fruehauf common stock and realized a gain of $4.3 million.

The provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.



Nine Months Ended September 30, 1994

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance charge and income (loss) from operations, by segment, for the nine months ended September 30, 1994 and 1993.


                                          Nine Months Ended
                                            September 30,          Increase
                                            1994      1993        (Decrease)
                                              (in millions of dollars)

          NET SALES
            Material Handling           $ 335.7   $ 314.0        $  21.7
            Heavy Equipment               240.0     206.0           34.0
            Eliminations                   (2.4)     (0.5)          (1.9)
               Total                    $ 573.3   $ 519.5        $  53.8

          GROSS PROFIT
            Material Handling           $  24.6   $  19.6        $   5.0
            Heavy Equipment                34.6      24.7            9.9
               Total                    $  59.2   $  44.3        $  14.9

          ENGINEERING, SELLING AND
               ADMINISTRATIVE EXPENSES
            Material Handling           $  35.3   $  37.5        $  (2.2)
            Heavy Equipment                20.2      22.5           (2.3)
            General/Corporate               2.1       2.6           (0.5)
               Total                    $  57.6   $  62.6        $  (5.0)

          SEVERANCE CHARGE
            Material Handling           $   4.3   $    ---       $   4.3
            Heavy Equipment                 0.2        ---           0.2
               Total                    $   4.5   $    ---       $   4.5


          INCOME (LOSS) FROM OPERATIONS
            Material Handling           $ (15.0)  $ (17.9)       $   2.9
            Heavy Equipment                14.2       2.2           12.0
            General/Corporate              (2.1)     (2.6)           0.5
               Total                    $  (2.9)  $ (18.3)       $  15.4


  Net Sales

Sales increased $53.8 million, or approximately 10%, for the nine months ended September 30, 1994 over the comparable 1993 period.

Material Handling Segment sales were $335.7 million for the nine months ended September 30, 1994, an increase of $21.7 million from $314.0 million in the year earlier period. Machine sales increased $26.5 million and parts sales decreased $4.8 million. Machine sales improved due to increased industry demand and the easing of capital constraints and the resultant problems caused by lack of production supplies and materials that occurred during the last half of 1993 and the opening months of 1994. Production improved because of reorganization of work flows and other actions taken by manufacturing management and because a working capital infusion in December 1993 from the proceeds of the issuance of preferred stock and warrants to purchase common stock allowed management to improve relations and schedule payment terms with its key suppliers. Parts sales were affected by the cash difficulties previously discussed and by difficulties in assimilating the Material Handling Segment's parts business into the Terex Parts Distribution Center during the first half of 1994 leading to decreased parts availability. Parts sales improved during the September 1994 quarter as these difficulties were resolved.

Material Handling Segment bookings for the nine months ended September 30, 1994 were $317.6 million, a decrease of $40.1 million, or 11%, from the year earlier period. Bookings for parts sales for the nine months ended September 30, 1994, from which the Company generally realizes higher margins than machine sales, decreased $11.9 million, or 15%, from the year earlier period. Machine order bookings for the nine months ended September 30, 1994 of $242.9 million decreased $28.2 million or 10% compared to $280.0 million in the year earlier period. Material Handling Segment backlog was $119.7 million at September 30, 1994 compared to $152.7 million at December 31, 1993 and $127.0 million at September 30, 1993. This change reflects the improvement in second and third quarter sales resulting from the upward trend in production supplies and materials and parts availability levels. Management expects that the backlog of both machines orders and parts orders will be reduced during the remainder of 1994 as the Company restores full production in the Material Handling Segment United States operations and as parts availability is restored to normalized levels.

Heavy Equipment Segment sales increased $34.0 million, or 17%, for the nine months ended September 30, 1994 from the nine months ended September 30, 1993. Machines and contract sales increased $32.9 million and parts sales increased $1.1 million. Machine sales increased at all of the Heavy Equipment Segment divisions, reflecting general improvement in the United States economy, increased industry demand and the success of new business initiatives outside the United States Heavy Equipment Segment parts sales increased $1.5 million for the nine months ended September 30, 1994 from the year earlier period.

Heavy Equipment Segment bookings for the nine months ended September 30, 1994 were $219.3 million, an increase from bookings levels of $209.6 for the comparable 1993 period. Bookings for parts sales of $77.4 million, from which the Company generally realizes higher margins than machine sales, was comparable to bookings for the nine months ended September 30, 1993. Machine and contract bookings for the nine months ended September 30, 1994 increased $11.0 million, or 8.4%, from the prior year period, reflecting the factors discussed above. Heavy Equipment Segment backlog was $60.1 million at September 30, 1994 compared to $80.9 million at December 31, 1993 and $89.0 million at September 30, 1993, reflecting the increases in first nine months of 1994 sales. Parts backlog was $8.2 million at September 30, 1994 compared to $10.0 million at December 31, 1993 and $10.2 million at September 30, 1993. This decrease resulted from the decrease in bookings and from increased parts availability during 1994. As a result of the working capital infusion in December 1993, the inventory availability for parts sales increased during the first nine months of 1994 and management expects that the backlog of parts orders will continue to be reduced as working capital continues to be applied to improve parts inventory availability.


  Gross Profit

Gross profit for the nine months ended September 30, 1994 increased $14.9 million compared to the nine months ended September 30, 1993.

The Material Handling Segment's gross profit increased $5.0 million to $24.6 million for the nine months ended September 30, 1994 compared to $19.6 million for the prior year's period. The gross profit percentage in the Material Handling Segment increased to 7.3% for the nine months ended September 30, 1994 from 6.2% for the prior year's period, reflecting cost reduction initiatives and production improvements in the second and third quarters of 1994, somewhat offset by comparatively lower sales and decreased manufacturing efficiency due to shortages in manufacturing supplies and materials during the first quarter of the year.

The Heavy Equipment Segment's gross profit increased $9.9 million to $34.6 million for the nine months ended September 30, 1994 compared to $24.7 million for the prior year's period. Improved gross profit from machines and contract sales accounted for substantially all of the increase. The gross profit percentage in the Heavy Equipment Segment increased to 14.4% for the nine months ended September 30, 1994 from 12.0% for the nine months ended September 30, 1993, reflecting the continuing effects of cost reduction initiatives implemented during 1992 and 1993 and improved manufacturing efficiency and increased absorption of fixed costs due to higher levels of production as a result of increased sales.


  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $57.6 million for the nine months ended September 30, 1994 from $62.6 million for the nine months ended September 30, 1994 as a result of cost reduction initiatives throughout the Company. Material Handling Segment engineering, selling and administrative expenses totaled $35.3 million for the nine months ended September 30, 1994 compared to $37.5 million for the prior year's period. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $20.2 million for the nine months ended September 30, 1994 from $22.5 million for the prior year's period. Corporate administrative expense in 1994 includes a charge of $2.2 million in connection with the termination of the Company's management contract with KCS Industries, L.P. ("KCS"), a Connecticut limited partnership principally owned by certain officers of the Company. Charges under such contract would have totaled approximately $2.7 million for the nine months ended September 30, 1994, and would have continued at such rate until at least June 30, 1995.


  Severance Charge

During the second quarter of 1994, the Company recorded a charge of $4.5 million principally related to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees, of which approximately 39% were effective in July 1994 with the remainder to be effective before the end of 1994. The Company is also reorganizing certain marketing activities and closing several of its regional sales offices in the United States. The $4.5 million charge represents severance costs associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $9 million annually.


  Income (Loss) from Operations

The Material Handling Segment incurred a loss from operations of $10.7 million, excluding the severance charge discussed above, for the nine months ended September 30, 1994 ($15.0 million including the severance charge) compared to a loss of $17.9 million for the nine months ending September 30, 1993. As discussed above, the decreases in sales and gross profit in the opening months of 1994 reflect the difficulties in restoring full production due to supplier problems. Management expects that the Material Handling Segment will continue the improvements in the level of production made during the second and third quarters for the remainder of 1994. Because of the production improvements and the reduced operating expenses resulting from the restructuring actions described above, management expects continued improvement in the Material Handling Segment's income from operations for the remainder of 1994.

Heavy Equipment Segment income from operations improved by $12.0 million to $14.2 million of net income for the nine months ended September 30, 1994 compared to $2.2 million income in the prior year's period. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses. All of the businesses comprising the Heavy Equipment Segment reported income from operations for the nine months ended September 30, 1994. The losses at Koehring experienced during 1993 have been reversed as a result of continuing cost reductions, improvements in inventory management and consolidation of model offerings.

On a consolidated basis, the Company experienced operating income of $1.6 million, excluding the severance charge discussed above, for the nine months ended September 30, 1994 ($2.9 million loss including the severance charge) compared to an operating loss of $18.3 million for the prior year's period.


  Other Income (Expense)

As described in Note B -- "Accounting for Investement in Fruehauf" in the Notes to the Condensed Consolidated Financial Statements, the Company presently accounts for its investment in Fruehauf in accordance with the provisions of SFAS 115 and the Company does not expect to recognize any significant additional gains or losses with respect to its investment in Fruehauf except as
realized on transactions in Fruehauf common stock.   The Company recognized a
loss on its investment in Fruehauf of $0.7 million for the nine months ended September 30, 1993. In the first nine months of 1994, the Company sold an aggregate of 5,400,000 shares of Fruehauf common stock and realized a gain totaling $24.4 million in the nine months ended September 30, 1994.

As described in Note G -- "Liquidity and Financing," in April 1994 the Company sold 100% of the stock of Drexel Industries, Inc. ("Drexel"). The Company realized a gain on the transaction of $4.7 million ($4.2 million net of taxes) in the second quarter of 1994.

The provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items. The provision in 1994 also includes $0.5 million provision for state taxes on the sale of Drexel.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by investing activities of $27.4 million during the nine months ended September 30, 1994 principally resulted from the sale of Fruehauf common stock and proceeds from the sale of the Drexel business, offset by cash used to finance capital expenditures. Proceeds from the sale of Fruehauf common stock were approximately $25.0 million, reflecting sales of 5,400,000 shares in February through September 1994 for approximately $24.4 million and the settlement of a December 1993 trade in January 1994 for approximately $0.6 million. Proceeds from refinancing a note receivable were $1.0 million. Capital expenditures in the nine months ended September 30, 1994 were $9.9 million.

Net cash of $17.8 million was used in operating activities during the nine months ended September 30, 1994, principally to fund operating losses and interest payments.

Net cash used by financing activities of $16.5 million during the nine months ended September 30, 1994 resulted from the principal repayment of debt offset by borrowings of $11.9 million under the Lending Facility entered into during 1993. Payments of debt during the nine months ended September 30, 1994 included $13.8 million for repurchases of Senior Secured Notes, an $8.3 million sinking fund payment of Subordinated Notes, and the repayment of a $6.1 million note due in July 1994.

The balance outstanding under the Lending Facility was $21.6 million as of September 30, 1994, and the additional amount the Company could have borrowed was $1.4 million as of that date. The balance discounted under the credit facility of the Company's primary overseas manufacturing operations was $16.2 million at September 30, 1994, the maximum amount that could have been discounted as of that date.


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

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at September 30, 1994. The Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months. As described below, the Company has taken actions to maintain compliance with the Net Worth Covenants and Collateral Covenants, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets, and plans to take additional actions, if needed, to continue in compliance.

In addition to the financial covenants discussed above, the indentures governing the Notes limit, among other things, Terex's ability to incur additional indebtedness, consummate mergers and acquisitions, pay dividends, sell business segments and enter into transactions with affiliates, and place limitations on change in control of Terex.

Cash and cash equivalents totaled $2.8 million and $9.2 million at September 30, 1994 and December 31, 1993, respectively. Cash securing letters of credit represents the amount required to cash collateralize letters of credit and performance bonds issued for various business purposes and is not fully available for use in the Company's operations. At September 30, 1994 and December 31, 1993 the unexpired letters of credit were cash collateralized by a total of $7.0 million and $6.3 million in cash collateral accounts. These cash balances will be made available to the Company as the underlying letters of credit expire.


Liquidity requirements and actions taken and to be taken in 1994

The Company experienced significant operating losses in the first quarter of 1994. Results have improved in the second and third quarters of 1994 and the Company has taken significant actions to reduce its overall cost structure and improve liquidity. Management believes that the Company's lending facilities, together with the additional financing and cash generating activities described below, will allow the Company to meet its operating payment obligations, including payments to vendors, on a timely basis and to meet its scheduled interest and principal repayment requirements as they come due.

The Company sold 1,000,000 shares of Fruehauf common stock for aggregate proceeds of $3.0 million in December 1993 and 5,400,000 shares of Fruehauf common stock for aggregate proceeds of $24.4 million during the first nine
months of 1994.   The Company repurchased $3.0 million of the Senior Secured
Notes in May 1994, $4.8 million of the Senior Secured Notes in June 1994 and $6.0 million of the Senior Secured Notes in September 1994, pursuant to the indenture for the Senior Secured Notes, and has made a similar offer to repurchase a total of $13.6 million of the Senior Secured Notes in the fourth quarter of 1994.

In addition to such offers to repurchase, the Company repaid approximately $8.3 million in May 1994 for a required sinking fund payment on the Subordinated Notes and paid $6.1 million in May 1994 on the maturity of the note issued to the seller in connection with the CMH Acquisition. The Company has also paid approximately $27.2 million of interest on the Senior Secured Notes, Subordinated Notes and the Lending Facility as of November 1, 1994. Interest payment requirements for the remainder of 1994 are approximately $0.6 million.

Concurrent with the infusion of working capital into the Company from its private placement of preferred stock and warrants to purchase common stock in December 1993, CMH entered into agreements with approximately 225 of its vendors to freeze the balances due such vendors as of November 1993 (totaling approximately $12.9 million) and establish normal credit terms for new purchases. CMH agreed to pay the frozen balances in monthly installments for periods of up to twelve months from December 1993 through November 1994 and to make an additional payment equivalent to 1/12 of the frozen balance to certain
vendors in December 1994.   Through November 1, 1994, CMH paid approximately
$12.0 million to vendors under these agreements, and the Company expects to fund the remaining payments (approximately $1.9 million including the additional payment) in the ordinary course of business.

On April 15, 1994, the Company completed the sale of 100% of the stock of its Drexel subsidiary, a non-strategic business, pursuant to an agreement to sell entered into in March 1994, for total proceeds of $12.5 million, of which $12.2 million was in cash and $0.3 million was in the form of a note due December 15, 1994 and bearing interest at 6%. The Company retained certain past-due receivables and certain obligations of Drexel, including environmental cleanup costs at Drexel's facility in Horsham, Pennsylvania and state and federal income taxes, and recognized a gain of approximately $4.2 million, net of taxes, as a result of the sale. The Company has reinvested the net proceeds of the sale of Drexel in the Company's business.

In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees in the Material Handling Segment's North American and European operations, of which approximately 39% were effective in July 1994 with the remainder to be effective before the end of 1994. The Company is also reorganizing certain marketing activities and closing several of its regional sales offices in the United States The Company recorded a $4.5 million charge in the second quarter of 1994 for severance costs associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $9 million annually. The Company is also generating cash by selling certain real estate and other assets and continuing corporate wide cost containment efforts.

On October 19, 1994, the Company announced plans for the sale of its Koehring Cranes and Mark Industries divisions (collectively, "Koehring") to a new venture (see Note I - Subsequent Events). Koehring's net sales and income from operations totaled $66.9 million and $5.5 million, respectively, for the nine months ended September 30, 1994. Upon closing, Terex will receive $30 million in cash for the Koehring. The Company expects to use the $30 million cash proceeds from the sale to reduce the level of long term debt. This reduction in long term debt would result in a corresponding $4 million annual reduction of interest expense. Management expects that the lower level of debt will also greatly assist in refinancing the Company's long-term debt during 1995.

It is anticipated the new venture will also purchase the worldwide mobile crane and container stacker businesses from Legris Industries, S.A. The purchase of the Legris businesses and Koehring by the new venture is expected to be completed in December 1994 subject to the new venture obtaining regulatory approvals. Financing for the new venture is expected to be provided from a variety of sources outside of Terex. After completion of this transaction the Company will own, through a subsidiary, a 40% equity participation in the new venture. The Company will have an option to increase its holdings to become a majority shareholder at a future date. The Company expects to account for its 40% participation in the results of the new venture on the equity method.

On November 2, 1994, the Company closed a sale-leaseback transaction for the Material Handling Segment's parts distribution center in Germany. The Company received proceeds of 16.5 million German marks ($11.0 million) and will lease the facility under the terms of a five year lease for a total rental of 2.9 million German marks ($1.9 million) per year. This property was collateral for the Senior Secured Notes and the Subordinated Notes and, pursuant to the indenture for the Senior Secured Notes, the Company will make an offer to repurchase approximately $11 million of the Senior Secured Notes in the second quarter of 1995, resulting in a $1.4 million additional annual reduction of interest expense.


CONTINGENCIES AND UNCERTAINTIES

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

As a result of the introduction of the Material Handling Segment's new line of internal combustion lift trucks, planned for the fourth quarter of 1994, the Material Handling Segment's subsidiary in Korea will no longer be strategic to the Company's business. Management is evaluating a number of alternatives with respect to the Korean operations, including sale or discontinuance of the operations, and the Company may realize a loss as a result of such actions.
The amount of such loss cannot presently be estimated because the course of action has not been determined.

The Company has not yet filed its Annual Report on Form 10-K for the year ended December 31, 1993. The Company's auditors, Price Waterhouse LLP, have advised the Company that they are unable to issue an accountants' report on the Company's consolidated financial statements for inclusion in Form 10-K until an accountants' report on the Company's consolidated financial statements for inclusion in such Form 10-K an accountants' report on the consolidated financial statements of the Company and its subsidiaries is reissued for the year ended December 31, 1991. Deloitte & Touche LLP are the auditors of record for such year. As a result of the anticipated restatement of the financial statements of Fruehauf, formerly a consolidated subsidiary of the Company, the Company expects that its consolidated financial statements for the year ended December 31, 1991 will be required to be restated to reflect any changes necessitated by the restatement of the Fruehauf financial statements. Deloitte & Touche has not agreed to report on Terex's 1991 restated financial statements. The Company is endeavoring to have Deloitte & Touche reissue its report on any such restated financial statements for the year. However, the Company cannot predict whether its efforts with Deloitte & Touche will be successful or whether it will be able to issue audited restated 1991 financial statements in the near future. In their previously issued opinion on the Company's consolidated financial statements for December 31, 1992, Price Waterhouse indicated that there are matters, including recurring losses from operations and a net capital deficiency, which raised substantial doubt about the Company's ability to continue as a going concern. During 1993, the Company entered into the Lending Facility, which currently provides up to $25.0 million in revolving credit loans and guarantees of letters of credit, and has arranged similar financing for overseas operations. The Company also completed a private placement of preferred stock and warrants to purchase common stock in December 1993, which provided aggregate net proceeds to the Company of $27.2 million for working capital. The Company is also generating cash by selling certain real estate and other assets and continuing corporate wide cost containment efforts. In April 1994, the Company sold Drexel for net proceeds of approximately $10.9 million. The Company also sold 5,400,000 shares of Fruehauf common stock for aggregate proceeds of $24.4 million during the first nine months of 1994. Management believes that the Lending Facility and other financing and cash generating activities will allow the Company to meet its obligations on a timely basis.


PART II   OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

       (a)   The following exhibits have been filed as part of this Form 10-Q:

          Exhibit No.

             11.1     Computation of earnings per share


       (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1994.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TEREX CORPORATION
                                       (Registrant)



Date       November 10, 1994       /s/ Ralph T. Brandifino

                                    Ralph T. Brandifino
                                    Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)



Date       November 10, 1994       /s/ Richard L. Evans

                                    Richard L. Evans, Controller
                                    (Principal Accounting Officer)



                                 EXHIBIT INDEX


          Exhibit No.                                         Page No.

             11.1     Computation of earnings per share         23

             27       Financial data schedule