Form 10-K405
TEREX CORP
filed 1995-03-31
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
[x                                      ]
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the Fiscal Year Ended December 31, 1994

                                      or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
[ ] OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to __________.

                        Commission File Number 1-10702


                               TEREX CORPORATION
              (Exact Name of Registrant as Specified in Charter)

            Delaware                                         34-1531521
    (State of incorporation)                              (I.R.S. Employer
                                                        Identification No.)

500 Post Road East, Suite 320, Westport, Connecticut 06880      (203) 222-7170
        (Address of principal executive offices)             (Telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

                            New York Stock Exchange
                    (Name of Exchange on which Registered)

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           YES [ ]              NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $27.1 million based on the last sale price on March 1, 1995.

     The number of shares of the Registrant's Common Stock outstanding was
                        10,314,217 as of March 1, 1995.


                     DOCUMENTS INCORPORATED BY REFERENCE:
 Portions of the 1995 Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.



                      TEREX CORPORATION AND SUBSIDIARIES
                     Index to Annual Report on Form 10-K
                     For the Year Ended December 31, 1994

                                                                   Page
PART I

Item 1    Business                                                 3
Item 2    Properties                                               9
Item 3    Legal Proceedings                                       10
Item 4    Submission of Matters to a Vote of Security Holders     10

PART II

Item 5    Market for Registrant's Common Stock
           and Related Stockholder Matters                        11
Item 6    Selected Financial Data                                 12
Item 7    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          12
Item 8    Financial Statements and Supplementary Data             22
Item 9    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosures                23

PART III

Item 10        Directors and Executive Officers of the Registrant
*
Item 11        Executive Compensation                              *
Item 12        Security Ownership of Certain Beneficial
           Owners and Management                                   *
Item 13        Certain Relationships and Related Transactions      *

PART IV
Item 14        Exhibits, Financial Statement Schedule
           and Reports on Form 8-K                                24



*  Incorporated by reference from Terex Corporation Proxy Statement.




                                    PART I

Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as "Terex," the "Registrant," or the "Company."


ITEM 1. BUSINESS


General

Terex is a global provider of capital goods and equipment used in the manufacturing, distribution, mining, construction and infrastructure industries.

The Company's operations began in 1983 with the purchase of Northwest Engineering Company, the Company's original business and name. Since 1983, management has expanded the Company's business through a series of nine acquisitions. In 1988, Northwest Engineering Company merged into a subsidiary acquired in 1986 named Terex Corporation, with Terex Corporation as the surviving corporation. For the year ended December 31, 1994, consolidated revenues of the Company amounted to $787 million. The Company's operations are divided into two principal segments: Material Handling and Heavy Equipment.

The Material Handling Segment designs, manufactures and markets a complete line of internal combustion ("IC") and electric lift trucks, electric walkies, automated pallet trucks, industrial tow tractors and related replacement parts. These products are used in material handling applications in a broad array of manufacturing, distribution and transportation industries. The Material Handling Segment consists of Clark Material Handling Company ("CMHC") and certain affiliated companies (together with CMHC, "CMH") which were acquired by the Company on July 31, 1992 from Clark Equipment Company (the "CMH Acquisition").

The Heavy Equipment Segment designs, manufactures and markets heavy-duty, off-highway earthmoving, construction, lifting, material handling and aerial lift equipment, and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel; and handling materials in the scrap, refuse and lumber industries. The Heavy Equipment Segment consists of three operating businesses: (i) the Terex Business, which manufactures off-highway rigid and articulated haulers, scrapers and wheel loaders, (ii) the Unit Rig division, which manufactures electric rear and bottom dump haulers, as well as mechanical drive haulers and wheel loaders principally sold to the mining industry and (iii) the Koehring Cranes and Excavators and Mark division, which manufactures, among other products, mobile cranes under the brand name LORAIN and aerial lift equipment under the brand name MARKLIFT.

For financial information about the Company's industry and geographic segments, see Note N -- "Business Segment Information" in the Notes to the Consolidated Financial Statements as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's long-term strategy has been, and continues to be, to seek out acquisitions in the capital goods industry where aggressive management can achieve substantial improvements in profitability and cash flow. See "Recent Developments."


Material Handling Segment

CMH is a leading North American and European designer, manufacturer and marketer of a complete line of IC and electric lift trucks, electric walkies, automated pallet trucks, industrial tow tractors and related replacement parts. CMH's products are distributed through an established global dealer network which includes more than 440 locations. Management believes CMH has the largest installed fleet in North America, with over 250,000 units, and that over 320,000 CMH trucks are presently in operation worldwide. Historically, approximately 80% of CMH's revenues have been derived from new product sales and approximately 20% of revenues have been derived from the sale of replacement parts. CMH and its independent dealers sell to a diversified base of customers in a variety of industries. CMH's headquarters and U.S. manufacturing facilities are located in Lexington, Kentucky. CMH's international manufacturing facilities are located in Mulheim-Ruhr, Germany. CMH also owns a training and research center in Lexington, Kentucky.

The Company acquired CMH on July 31, 1992. Following the acquisition, CMH began implementing initiatives intended to reduce its manufacturing and operating costs. These initiatives have included consolidation of engineering,
manufacturing and parts facilities.   In December 1993, CMH transferred its
parts supply operations to the Company's parts distribution center in Southaven, Mississippi. During 1994, CMH completed the transfer of its light IC lift truck chassis production from Korea to Lexington, Kentucky, closed its manufacturing facility in Danville, Kentucky and closed its axle manufacturing facility in Korea. In April 1994, the Company sold 100% of the stock of its Drexel Industries, Inc. subsidiary ("Drexel"). Drexel, which is located in Horsham, Pennsylvania, manufactures very narrow-aisle lift trucks.

CMH currently offers 116 basic truck designs within six major product lines: light IC trucks (1.0 to 5.0 tons), heavy IC trucks (5.5 to 47.5 tons), narrow-aisle trucks, electric counterbalanced trucks (1.3 to 6.0 tons), electric walkies and tow tractors.

Light IC trucks are used for general warehousing needs and are generally powered by liquid propane and well suited for manufacturing and distribution applications which require a high degree of maneuverability. Heavy IC trucks are specialty products designed for use in more demanding situations such as heavy manufacturing or container handling applications. Narrow-aisle trucks provide solutions for high density storage needs and operate in six-to-eight foot aisles and reach heights of more than 30 feet. Electric counterbalanced trucks are designed for indoor use in warehousing, manufacturing, distribution and other applications and are powered by a rechargeable electric battery. For environmental reasons, electric trucks are becoming more popular. Electric walkies are generally used in transporting and order-selecting. Tow tractors are units designed to pull one or more trailers, with the largest market for tow tractors being airport baggage handling.

CMH is a leading manufacturer of lift trucks in North America, although the brand names of Hyster and Yale combined, both owned by Nacco Industries, Inc., account for production of more lift trucks annually. Other major North American competitors include Toyota, Mitsubishi, Caterpillar and Komatsu in both IC and electric riders, and Crown and Raymond in electric riders alone.
In Europe, CMH competes with the Linde Group, the European market leader, as well as Hyster-Yale, Toyota and Jungheinreich. CMH also competes with a number of specialty firms.


Heavy Equipment Segment

The Company is recognized as a significant competitor in the market for large capacity haulers, scrapers, cranes and aerial lift equipment. However, the Company is not a dominant manufacturer in the heavy equipment industry, which is dominated in most segments by large, diversified firms, such as Caterpillar, Dresser Industries and Komatsu, that have broader product lines and greater financial resources. The Company also competes in this industry with a number of specialty firms, whose products generally compete directly with one or more of the Company's product lines.

Terex Business

The Company acquired the Terex Division in December 1986 and acquired Terex Equipment Limited ("TEL"), a subsidiary of the Company located in Scotland, in June 1987. The Terex Division and TEL are jointly hereinafter referred to as the "Terex Business," which is headquartered in Motherwell, Scotland. Terex Division's marketing efforts in the United States serve the needs of North, Central and South America, while TEL serves the remainder of the international market. TEL manufactures the products of the Terex Business at its facility in Motherwell, Scotland.

The Terex Business has two principal product lines: off-highway rigid and articulated haulers and scrapers. A "hauler" is an off-road dump truck with a capacity in excess of 25 tons. Haulers produced by the Terex Business have capacities ranging from 25 to 85 tons. A "scraper" is an off-road vehicle, commonly referred to as an "earth mover," that loads, moves and unloads large quantities of soil for site preparations, including roadbeds. The Terex Business product line also includes wheel loaders although these are not presently being manufactured. A "wheel loader" is a vehicle that loads materials onto trucks, conveyors and similar equipment. The Terex Business products perform a wide range of earthmoving functions in quarry and open pit mining and in many types of heavy construction, including highway, dam and waterway construction; commercial and industrial site preparation; general land improvement and real estate development; and structural renovation and replacement. The Terex Business's main competitors are Caterpillar, VME Group, Komatsu and Dresser.

In 1987, TEL entered into a joint venture agreement with Second Inner Mongolia Machinery Company for the production of haulers in China. The joint venture company, North Hauler Limited Liability Company, manufactures heavy trucks, principally used in mining, at a facility in Baotou, Inner Mongolia, People's Republic of China.

Unit Rig

In July 1988, the Company purchased certain domestic and foreign assets and operations of the business that now operates as the Unit Rig Division ("Unit Rig"). Unit Rig is headquartered in Tulsa, Oklahoma.

Unit Rig's predecessor pioneered the development of the diesel electric drive, rear dump hauling truck for use in open pit mining operations. The truck is powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current LECTRA HAUL product line consists of a series of rear dump hauler trucks with payload capacities ranging from 100 to 260 tons, and bottom dump haulers with capacities ranging from 180 to 270 tons.

Unit Rig also produces the Dart line of wheel loaders and mechanical drive haulers. This product line consists of the Dart 600C mechanical drive wheel loader with a bucket capacity up to 23 cubic yards and rear dump trucks ranging in capacity from 85 to 130 tons. The Dart line also includes a tractor-trailer bottom dump hauler with capacities from 120 to 160 tons.

The present principal markets for Unit Rig products are copper, gold, coal and iron mines. Unit Rig's major customers are mining companies in North and South America, Asia, Africa and Australia. Approximately 70% of Unit Rig's sales are export sales. Unit Rig's largest competitors are Caterpillar, Komatsu and Dresser.

Koehring Cranes & Excavators and Mark Industries

In January 1987, the Company purchased certain assets and operations of the business that now operates as the Koehring Cranes & Excavators Division ("Koehring"). Koehring, headquartered in Waverly, Iowa, designs, manufactures and markets a broad line of hydraulic excavators and hydraulic telescoping cranes sold under the well recognized trade names of KOEHRING and LORAIN. In 1994 the Company discontinued manufacturing hydraulic excavators except for large scrap handlers where the Company maintains a meaningful market share. Hydraulic telescoping cranes are primarily used for construction and industrial applications. Koehring's largest competitors in the hydraulic excavator market are Komatsu and Caterpillar. Koehring has two principal competitors in the hydraulic crane market: Grove Manufacturing and PPM Cranes. See "Recent Developments."

In December 1991, the Company acquired substantially all operating assets of the business that now operates as the Mark Industries Division ("Mark"). Mark relocated to the Koehring facilities in Waverly, Iowa during 1992 in order to more effectively utilize existing capabilities and manufacturing facilities at the Waverly location. Mark is engaged in the manufacture and sale of aerial lift equipment, including scissor lifts, boom lifts and a full line of replacement parts. Scissor lifts and boom lifts are used for the repair, maintenance and construction of buildings, manufacturing facilities and equipment. These lifts are used in a wide variety of industrial applications, such as installing and repairing electrical and plumbing fixtures; installing drywall and ceilings; cleaning, repairing and painting production equipment; maintaining refineries, chemical plants and aircraft; and performing common construction tasks such as siding, insulation and structural member installation. In 1993, the Company began to market Mark's products through the Terex and CMH dealer networks to expand distribution opportunities. Mark's largest competitor in the aerial lift industry is JLG Industries.

Northwest Engineering Company and BCP Construction Products

The Company currently manages the Northwest Engineering and BCP Construction Products ("BCP," acquired in 1985) businesses from Koehring's location in Waverly, Iowa. Northwest Engineering's products are "duty-cycle" machines, designed and constructed for constant heavy-duty operation under demanding conditions in applications such as scrap processing, material handling, dredging and aggregate mining. Northwest Engineering's competitors include Link Belt, American and Manitowoc. BCP's products include the DYNAHOE backhoe/loader as well as replacement parts for a variety of construction machinery produced by BCP's predecessor, Bucyrus-Erie Company. BCP's competitors include J. I. Case Company, John Deere and Caterpillar. The sale of replacement parts for Northwest Engineering and BCP products constitutes the most important part of these businesses.

Fruehauf Trailer Corporation ("Fruehauf")

In July 1989, the Company acquired certain assets and assumed certain liabilities related to the trailer and maritime businesses of Fruehauf Corporation. Fruehauf is a U.S. manufacturer and marketer of truck trailers and related parts and has an international presence through its foreign license arrangements and export sales.

Until July 1991, Fruehauf was wholly-owned and was included in the Company's consolidated financial statements. In July 1991, Fruehauf completed a recapitalization and consummated an initial public offering of 4,000,000 shares of Fruehauf common stock (the "Fruehauf IPO"). Following the Fruehauf IPO and as of December 31, 1991, the Company's ownership decreased to approximately 42% of the outstanding Fruehauf common stock. Because of the existence of a voting trust among Terex and certain individuals, the Company continued to have voting control of Fruehauf and, accordingly, continued to account for Fruehauf as a consolidated subsidiary in 1991. The voting trust terminated during 1992 and, accordingly, the Company accounted for its ownership interest in Fruehauf using the equity method in 1992 and 1993.

The Company's remaining ownership interest following the Fruehauf IPO was further reduced during 1993 and 1994 as a result of Fruehauf equity issuances and the sale of certain shares of Fruehauf common stock held by the Company.
As of December 31, 1994 the Company owned 486,622 shares, representing 1.6% of outstanding Fruehauf common stock. During January 1995 the Company's ownership was reduced to zero following the sale of the remaining shares.

Environmental Considerations

The Company generates hazardous and nonhazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, that
(i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis.

Research and Development

The Company maintains engineering staffs at several of its locations which design new products and improvements in existing product lines. Such costs incurred in the development of new products or significant improvements to existing products amounted to $10.5 million, $11.8 million and $6.7 million in 1994, 1993 and 1992, respectively.

Materials

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, electric controls and motors, and a variety of other fabricated or manufactured items. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. During the first half of 1994, certain of CMH's suppliers experienced difficulties in meeting CMH's production schedules. Such difficulties, while not eliminated, were substantially alleviated in the second half of 1994. Electric wheel motors and controls used in the Unit Rig product line are currently supplied exclusively by General Electric Company.

Seasonal Factors

The Company markets a large portion of its products in North America and Europe, and its sales of heavy equipment during the fourth quarter of each year (i.e., October through December) to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year because of the normal winter slowdown of construction activity. However, sales of heavy equipment to the mining industry, as well as sales of lift trucks, are generally less affected by such seasonal factors.

Distribution

CMH markets original equipment and repair parts through a worldwide dealer network. CMH currently has 94 independent North American dealers who operate approximately 233 outlets, with all such dealer outlets providing both sales and service. CMH's European distribution network consists of approximately 85 independent dealers and three company-owned dealers operating in 29 countries. CMH dealers generally market the full CMH product line and maintain comprehensive service capabilities. CMH operates a dealer service organization designed to coordinate sales and promotional activities, provide ongoing dealer training and facilitate dealer communications.

CMH products are sold through a system which enables customers to specify a truck which meets their particular materials handling needs. Customers can add attachments such as container handlers, side shifters, roll clamps, block handlers, carton clamps, push-pulls (slip-sheet) and fork positioners. CMH and its dealers sell to a diversified customer base with no single customer accounting for more than 4% of CMH's revenues.

The Heavy Equipment Segment, other than Unit Rig, markets original equipment and repair parts through worldwide dealership networks. Unit Rig distributes its products and services directly to customers primarily through its own distribution system. The Company's heavy equipment dealers are independent businesses which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of the Company's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. The Company employs sales representatives who service these dealers from offices located throughout the world.

Backlog

The Company's backlog as of December 31, 1994 and 1993 was as follows:

                                                  December 31,
                                                 1994      1993
                                            (in millions of dollars)
            Material Handling                 $135.9     $152.7
            Heavy Equipment                     79.5       80.9
                 Total                        $215.4     $233.6

As described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations," CMH experienced liquidity constraints during 1993 which adversely affected CMH's ability to maintain production and sales levels. Order bookings remained strong because of improved demand in the North American forklift industry and, as a result, the Material Handling Segment backlog increased to $152.7 million at December 31, 1993. The backlog decreased during 1994 as CMH returned to full production.

Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis, although parts orders backlog was also higher in 1993 as a result of liquidity constraints as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Patents, Licenses and Trademarks

Several of the trademarks and trade names of the Company, in particular the TEREX, CLARK, KOEHRING, LORAIN, UNIT RIG, MARKLIFT, DYNAHOE and POWRWORKER
trademarks, are important to the business of the Company.   The Company owns
and maintains trademark and patent registrations in countries where it conducts business, and monitors the status of its trademark and patent registrations to maintain them in force and renews them as required. The Company also takes steps, including legal action, to protect its trademark, trade name and patent rights when circumstances warrant such action.

Employees

As of December 31, 1994, the Company had approximately 2,850 employees. Approximately 40% of the Company's employees are represented by labor unions which have entered into various separate collective bargaining agreements with the Company. Although the Company has experienced labor strikes in the past, the Company considers its relations with its personnel to be good. The Company is currently experiencing a strike at its distribution center in Southaven, Mississippi, which has approximately 120 union employees. The Company is in negotiation with the union and the facility is currently operating at full capacity staffed with management and replacement workers. The strike is not expected to have a material adverse impact on the Company's operations.

Financial Information about Industry and Geographic Segments, Export Sales and Major Customers

Information regarding foreign and domestic operations, export sales, segment information and major customers is included in Note N -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Recent Developments

The Company has announced its plans to acquire, through a newly formed wholly owned subsidiary of the Company ("Terex Cranes"), (i) substantially all of the capital stock of P.P.M., S.A. ("PPM Europe") which is engaged in the mobile crane and container stacker business in Europe primarily under the PPM brand name, and (ii) all of the capital stock of Legris Industries, Inc. ("PPM North America"), which is currently engaged in the mobile crane and container stacker business in the United States, Singapore and Australia primarily under the P&H brand name ("PPM North America" and, together with PPM Europe, "PPM"), from Legris Industries, S.A. Simultaneously with the closing of the acquisition, the Company will contribute to Terex Cranes substantially all of the assets, subject to all of the liabilities, of Koehring and Mark.

The aggregate purchase price for PPM (including debt to be repaid immediately after the acquisition and debt expected to remain outstanding) is approximately
577.0 French Francs (approximately $115.4 million). A portion of the purchase price is payable by issuance of a redeemable non-interest bearing promissory note of Terex Cranes in the amount of 8.0 million French Francs (approximately $1.6 million) and 119.0 million French Francs (approximately $23.8 million) in aggregate liquidation preference of preferred stock of Terex Cranes, bearing no dividends. The note matures in seven years and may be paid in cash or, at the option of Terex Cranes, in common stock of Terex Cranes. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit to be conducted following the consummation of the acquisition.

The Company intends to finance the cash portion of the purchase price through the sale to institutional investors of a new series of secured notes. Proceeds from the sale of such notes will also provide funds to permit the Company to redeem all of its existing Senior Secured Notes and Subordinated Notes. The Company is also endeavoring to obtain expanded working capital lending facilities. There is no assurance that the Company will be able to conclude any of such financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Liquidity."


ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

Entity                  Facility Location       Type and Size of Facility

Terex
 (Corporate
  Offices)               Westport, Connecticut (1)     Office  14,898 sq. ft.
Terex
 (Distribution Center)   Southaven, Mississippi(1)     Warehouse and light
                                                        manufacturing
                                                        505,000 sq. ft. (2)

                           Material Handling Segment

CMHC                     Lexington, Kentucky (1)       Manufacturing,
                                                        warehouse and office
                                                        372,600 sq. ft.
CMHC                     Lexington, Kentucky           Training and research
                                                        and development
                                                        43,000 sq. ft.
CMHC                     Lexington, Kentucky (1)       Office 64,600 sq. ft.
CMHC                     Lexington, Kentucky (1)       Manufacturing, warehouse
                                                        and test facility
                                                        59,500 sq. ft.
CMHC                     Chicago, Illinois (1)         Office 9,100 sq. ft.
CMH Germany              Mulheim-Ruhr, Germany         Manufacturing,
                                                        engineering, power
                                                        generation, maintenance
                                                        and office
                                                        241,350 sq. ft.
CMH Germany              Mulheim-Ruhr, Germany (1)     Office 61,360 sq. ft.
CMH Germany              Saarn, Germany (1)            Warehouse 150,700 sq.ft.

                            Heavy Equipment Segment

Unit Rig                 Tulsa, Oklahoma               Manufacturing and office
                                                        325,000 sq. ft.
Koehring                 Waverly, Iowa                 Manufacturing,
warehouse\                                              and office
                                                        383,000 sq. ft.
TEL                      Motherwell, Scotland          Manufacturing, warehouse
                                                        and office
                                                        714,000 sq. ft. (3)
______________________________
(1) These facilities are either leased or subleased by the indicated entity.
(2) Includes 239,400 sq. ft. of warehouse space currently leased to others.
(3) Includes 148,500 sq. ft. of manufacturing space currently leased to others.

CMH also operates seven sales and service branch locations, all of which are leased. The branch facilities consist of office and service space and generally range in size from 1,500 to 3,100 square feet per facility. CMH also owns manufacturing and office facilities in Seoul and Banwael, Korea which were closed in the fourth quarter of 1994 and are presently held for sale.

Unit Rig also has 10 owned or leased locations for parts distribution and rebuilding of components, of which two are in the United States, two are in Canada and six are abroad. Koehring also owns a 66,000 square foot facility in Waterloo, Iowa which is currently leased to others.

The properties listed above are suitable and adequate for the Company's use. The Company has determined that certain of its properties exceed its requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list.


ITEM 3. LEGAL PROCEEDINGS

In December 1992, a Class Action complaint was filed, purportedly on behalf of all persons who purchased Fruehauf common stock during the period from June 28, 1991 through December 4, 1992, against Fruehauf, the Company, certain of Fruehauf's then officers and directors, including Randolph W. Lenz, Marvin B. Rosenberg and G. Chris Andersen, and certain of the underwriters of the Fruehauf IPO, namely, PaineWebber Incorporated, Alex. Brown & Sons, Incorporated and Wertheim Schroder & Co., Incorporated, in the United States District Court for the Eastern District of Michigan, Southern Division, seeking unspecified compensatory and punitive damages. The complaint alleges, among other things, that, in connection with and following the Fruehauf IPO, the defendants misrepresented Fruehauf's liquidity and the status of compliance with Fruehauf's credit facilities at the time of the Fruehauf IPO, and in certain other documents publicly disseminated by Fruehauf subsequent to the initial public offering. The plaintiffs then amended their complaint to include claims based on the restatement of Fruehauf's 1989 and 1990 financial statements. The defendants filed answers to the amended complaint denying its material allegations, and asserting various affirmative defenses. A motion for partial summary judgment against the defendants on the restatement claims is currently pending. The Company has not recorded any loss provision for this litigation. The Company has been participating in settlement discussions and, based on an agreement in principal reached with the plaintiffs, believes that this litigation will be resolved without any material adverse impact to the Company.

As described in Note L -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various other legal proceedings, including product liability and workers' compensation liability matters, which have arisen in the normal course of its operations. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock is listed on the New York Stock Exchange under the symbol "TEX."

Quarterly Market Prices

                         1994                               1993
             Fourth Third   Second First        Fourth Third   Second First

High         $8.75  $7.38   $8.00  $9.88        $9.25   $8.13 $10.75  $11.88
Low           6.00   4.25    5.13   6.13         6.38    6.25   6.63    9.13


No dividends were declared or paid in 1993 or 1994. As discussed in Note F -- "Long-Term Obligations" in the Notes to the Consolidated Financial Statements, certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. Under the most restrictive of these agreements, no retained earnings were available for dividends at December 31, 1994. The terms of the Company's outstanding Series A Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") and Series B Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") also restrict the Company's ability to pay cash dividends on the Common Stock. The Company intends generally to retain earnings, if any, to fund the development and growth of its business. The Company does not plan on paying dividends on the Common Stock in the forseeable future. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 1, 1995, there were 837 stockholders of record of the Company's Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

(in thousands except per share amounts and employees)

                                        Year Ended December 31,

                             1994       1993       1992        1991       1990

Summary of Operations
   Net Sales              $786,781   $670,309   $523,355   $784,194 $1,023,283
   Income (loss)
    from operations          3,361   (29,178)    (4,125)   (70,706)     12,193
   Income (loss) before
    extraordinary
    items                    1,170   (65,080)      2,915   (42,731)   (39,243)
   Net income (loss)           461   (66,544)      2,915   (42,731)   (42,837)
   Net income (loss)
    applicable
    to common              (5,468)   (66,696)      2,915   (42,731)   (42,837)
Per Common and
 Common Equivalent Share:
   Income (loss) before
    extraordinary
    items                   (0.46)     (6.55)      0.29       (4.31)     (3.97)
   Net income (loss)        (0.53)     (6.70)      0.29       (4.31)     (4.33)
Working Capital
   Current assets         $278,152   $257,328   $319,235   $360,378   $421,170
   Current
    liabilities            221,578    187,780    222,014    234,752    169,053
   Working capital          56,574     69,548     97,221    125,626    252,117
Property, Plant and Equipment
   Net property, plant
    and equipment          $86,160    $97,537   $116,279    $70,295    $73,061
   Capital
    expenditures            12,717     11,549      5,382      4,098      8,707
   Depreciation             13,709     12,139      7,074      7,477      7,323
Total Assets              $401,616   $390,702   $477,356   $506,713   $584,352
Capitalization
   Long-term debt and
    notes payable,
    including current
    maturities            $190,871   $218,039   $217,605   $223,051   $269,186
   Redeemable convertible
    preferred stock         17,262     10,480        ---        ---        ---
   Stockholders'
    investment            (55,738)   (62,261)    (9,075)    (4,141)     44,885
   Book value
    per share               $(5.41)    $(6.04)   $(0.91)     $(0.42)     $4.54
   Dividends per share
    of Common Stock           $---        ---        ---      $0.06      $0.05
   Shares of Common
    Stock outstanding
    at year-end             10,303     10,303      9,949      9,923      9,893
Employees                    2,851      2,930      3,056      6,980      8,000

The Selected Financial Data include the results of operations of CMH and Mark from the dates of their acquisitions, July 31, 1992 and December 31, 1991, respectively, and reflect the deconsolidation of Fruehauf as of January 1, 1992. The Selected Financial Data also give effect to Fruehauf's restatement, in 1994, of its financial statements for the years 1989 through 1992 and Terex's restatement, in 1994, of its financial statements for 1993. See a further discussion of these matters in Note A -- "Significant Accounting Policies -- Restatements and Reclassifications," Note B -- "Acquisitions" and Note C -- "Investment in Fruehauf Trailer Corporation" in the Notes to the Consolidated Financial Statements. Income (loss) before extraordinary items and net income (loss) in 1992 include a $36.5 million gain on deconsolidation of Fruehauf and in 1991 include a $56.0 million gain as a result of the Fruehauf IPO. The Selected Financial Data for the years 1991 and 1990 are derived from unaudited financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company operates in two industry segments: Material Handling and Heavy Equipment. Prior to 1992, the Company operated in two industry segments:
Heavy Equipment and Trailer (Fruehauf). The Material Handling Segment principally represents the operations of CMH, acquired on July 31, 1992 from Clark Equipment Company. The CMH Acquisition was accounted for using the purchase method; therefore, the CMH operating results have been included in the Company's consolidated results of operations since August 1, 1992. As described in Item 1. "Business - Fruehauf Trailer Corporation" and Note C -- "Investment in Fruehauf Trailer Corporation" in the Notes to the Consolidated Financial Statements, the Company accounted for its investment in Fruehauf using the equity method in 1992 and 1993 and at fair value in 1994.


Results of Operations

1994 Compared with 1993

The table below is a comparison of net sales, gross profit, engineering, selling, and administrative expenses, severance charges and income (loss) from operations, by segment, for the years ended December 31, 1994 and 1993. As described in Note A -- "Significant Accounting Policies -- Restatements and Reclassifications," the 1993 amounts have been restated.

                                              Year Ended
                                             December 31           Increase
                                            1994      1993        (Decrease)
                                              (in millions of dollars)
          NET SALES
            Material Handling            $ 472.7   $ 395.6         $  77.1
            Heavy Equipment                317.2     275.2            42.0
            Eliminations                    (3.1)     (0.5)           (2.6)
               Total                     $ 786.8   $ 670.3         $ 116.5

          GROSS PROFIT
            Material Handling            $  35.2   $  16.0         $  19.2
            Heavy Equipment                 48.0      32.5            15.5
                Total                    $  83.2   $  48.5         $  34.7

          ENGINEERING, SELLING AND
            ADMINISTRATIVE EXPENSES
            Material Handling            $  42.4   $  44.6         $  (2.2)
            Heavy Equipment                 28.4      29.6            (1.2)
            General/Corporate                1.7       3.5            (1.8)
               Total                     $  72.5   $  77.7         $  (5.2)

          SEVERANCE CHARGES
            Material Handling            $   6.7   $   ---         $   6.7
            Heavy Equipment                  0.6       ---             0.6
               Total                     $   7.3   $   ---         $   7.3

          INCOME (LOSS) FROM OPERATIONS
            Material Handling            $ (13.9)  $ (28.6)        $  14.7
            Heavy Equipment                 19.0       2.9            16.1
            General/Corporate               (1.7)     (3.5)            1.8
               Total                     $   3.4   $ (29.2)        $  32.6

  Net Sales

Sales in 1994 increased $116.5 million, or approximately 17%, over 1993.

Material Handling Segment sales were $472.7 million for 1994, an increase of $77.1 million, or 19%, from $395.6 million for the prior year. Machine sales increased $81.0 million and parts sales decreased $3.9 million. As a result, the sales mix was approximately 19% parts in 1994 compared to 24% parts in 1993. Machine sales improved due to increased industry demand and increased output resulting from production improvements and the easing of capital constraints. Cash constraints in the second half of 1993 resulted in production problems caused by a lack of supplies and materials during the last half of 1993 and the opening months of 1994. Production improved in 1994 because of reorganization of work flows and other actions taken by manufacturing management and because a working capital infusion in December 1993 allowed management to improve relations and schedule payment terms with its key suppliers. Parts sales were affected by the cash constraints previously discussed and by difficulties in assimilating the Material Handling Segment's parts business into the Terex Parts Distribution Center during the first half of 1994, leading to decreased parts availability. Parts sales improved during the last half of 1994 as these difficulties were mitigated.

Material Handling Segment bookings for 1994 were $470.6 million, an increase of $5.6 million from 1993. Machine order bookings for the year ended December
31, 1994 of $381.2 million increased $17.3 million or 5% compared to $364.0 million in the year earlier period. Bookings for parts sales for 1994, from which the Company generally realizes higher margins than machine sales, decreased $11.6 million, or 12%, from the year earlier period, primarily because of decreased parts availability as discussed above. Material Handling Segment backlog was $135.9 million at December 31, 1994 compared to $152.7 million at December 31, 1993. This change reflects the improvement in second through fourth quarter sales resulting from the upward trend in production and improved parts availability levels. As the Company maintains full production in the Material Handling Segment United States operations and as parts availability returns to normal levels, management expects that the backlog of both machines orders and parts orders will be reduced during 1995.

In December 1994 CMHC introduced the Genesis 2- to 4-ton I.C. truck. The light I.C. market, in which this product competes, represents approximately 60% of the rider lift truck industry. Management believes this product is superior to competitors' products in performance, reliability and operator comfort, and is designed to achieve reduced production costs.

Heavy Equipment Segment sales increased $42.0 million, or 15%, to 317.2 million in 1994 from $275.2 million in 1993. Machine sales increased $39.9 million and parts sales increased $2.1 million. The sales mix was approximately 33% parts in 1994 compared to 37% parts in 1993. Machine sales increased at all of the Heavy Equipment Segment divisions, reflecting increased market share at Koehring in a flat crane market, increased domestic construction industry demand and improved sales volume outside the United States.

Heavy Equipment Segment bookings for 1994 were $315.8 million, an increase of $45.2 million, or 17%, from 1993. Bookings for parts sales of $101.7 million, from which the Company generally realizes higher margins than machine sales, were comparable to bookings for 1993. Machine bookings for 1994 increased $44.5 million, or 26%, from 1993, reflecting the factors discussed above.
Heavy Equipment Segment backlog was $79.5 million at December 31, 1994 compared to $80.9 million at December 31, 1993, reflecting the improved shipments in 1994. Parts backlog was $7.9 million at December 31, 1994 compared to $10.0 million at December 31, 1993. This decrease resulted from increased parts availability during 1994. As a result of the working capital infusion in December 1993, the inventory availability for parts sales increased during 1994 and management expects that the backlog of parts orders will continue to be reduced as working capital continues to be applied to improve parts inventory availability.

  Gross Profit

Gross profit for  1994 increased $34.7 million compared to 1993.

The Material Handling Segment's gross profit increased $19.2 million to $35.2 million for 1994 compared to $16.0 million for 1993. The gross profit percentage in the Material Handling Segment increased to 7.4% for 1994 from 4.0% for 1993, reflecting cost reduction initiatives and production improvements in the second through fourth quarters of 1994, somewhat offset by comparatively lower sales and decreased manufacturing efficiency due to shortages in manufacturing supplies and materials during the first quarter of the year and the decrease in sales of replacement parts.

The Heavy Equipment Segment's gross profit increased $15.5 million to $48.0 million for 1994 compared to $32.5 million for 1993. Improved gross profit from machine sales accounted for substantially all of the increase. The gross profit percentage in the Heavy Equipment Segment increased to 15.1% for 1994 from 11.8% for 1993, reflecting the continuing effects of cost reduction initiatives and improved manufacturing efficiency and increased absorption of fixed costs due to higher levels of production as a result of increased sales.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $72.5 million for 1994 from $77.7 million for 1993 as a result of cost reduction initiatives throughout the Company. Material Handling Segment engineering, selling and administrative expenses totaled $42.4 million for 1994 compared to $44.6 million for the prior year. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $28.4 million for 1994 from $29.6 million for the prior year. Corporate administrative expense in 1994 includes a charge of $2.2 million in connection with the termination, as of January 1, 1994, of the Company's management contract with KCS Industries, L.P. ("KCS"), a Connecticut limited partnership principally owned by certain officers of the Company, offset by allocations to operating segments. Charges under the KCS contract would have totaled approximately $2.7 million for the year ended December 31, 1994 if it had not been terminated, and would have continued at such rate until at least June 30, 1995. See Note M -- "Related Party Transactions" in the Notes to the Consolidated Financial Statements for further information.

  Severance Charges

During the second quarter of 1994, the Company recorded a charge of $4.5 million related principally to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees. The Company also reorganized certain marketing activities and closed several of its regional sales offices in the United States. In December 1994, the Company announced additional personnel reductions totalling approximately 90 employees in conjunction with the closing of the Material Handling Segment's Korean plant and certain branch sales offices in France. An additional $2.8 million charge was recorded for costs, principally severance costs, associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $10 million annually.

  Income (Loss) from Operations

The Material Handling Segment incurred a loss from operations of $7.2 million for 1994, excluding the severance charge discussed above ($13.9 million including the severance charge), compared to a loss of $28.6 million for 1993. As discussed above, the decreases in sales and gross profit in the opening months of 1994 reflected the difficulties in restoring full production due to supplier problems. Income from operations was $3.5 million in the fourth quarter of 1994, excluding the severance charge ($1.1 million including the severance charge), compared to a loss of $10.7 million in the fourth quarter of 1993. Because of the production improvements achieved during 1994 and the reduced operating expenses resulting from the actions described above, management expects continued improvement in the Material Handling Segment's income from operations during 1995.

Heavy Equipment Segment income from operations improved by $16.1 million to $19.0 million for 1994 compared to $2.9 million in the prior year. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses described above. As a result of cost reductions, improvements in inventory management and consolidation of model offerings, Koehring was profitable in 1994 after several years of losses.

On a consolidated basis, the Company achieved operating income of $10.7 million, excluding the severance charge discussed above, for 1994 ($3.4 million income including the severance charge) compared to an operating loss of $29.2 million for the prior year.

  Other Income (Expense)

Interest expense on a consolidated basis was $30.5 million for 1994 compared to $31.2 million for 1993. The decrease in interest expense is primarily the result of repayments of senior and subordinated debt partially offset by increased borrowings under the Company's lending facilities.

The Company recognized equity in the net loss of Fruehauf of $0.7 million in 1993. As described in Note C -- "Investment in Fruehauf Trailer Corporation" in the Notes to the Consolidated Financial Statements, the Company's carrying value for its investment in Fruehauf was reduced to zero during 1992 and the Company did not recognize any significant additional gains or losses with respect to its investment in Fruehauf except as realized on transactions in Fruehauf common stock. In December 1993, the Company sold 1,000,000 shares of Fruehauf common stock and realized a gain of $3.0 million. During 1994 the Company sold a total of 5,900,000 shares of Fruehauf common stock and realized a gain of $26.0 million.

As a result of changing Mark's product offerings and distribution, the Company recognized a charge to income of $4.7 million in the fourth quarter of 1993 to write-off the remaining unamortized goodwill from the acquisition of Mark.

In 1994, the Company recorded a provision for state income taxes of $0.5 million in connection with the sale of Drexel. The balance of the provision for income taxes generally represents taxes withheld on foreign royalties and dividends. As such, any fluctuation in the provision for income tax is due to fluctuations in these items.

  Extraordinary Items

During 1994, the Company repurchased a total of $27.3 million of Senior Secured Notes. The Company recognized extraordinary losses totalling $0.7 million from these transactions to write off unamortized discount and debt issuance costs.

In connection with terminating its previous bank lending agreement, the Company recognized a charge of approximately $2.0 million in the second quarter of 1993 to write off unamortized debt issuance costs.

In December 1993, the Company repurchased $5.0 million of Senior Secured Notes for approximately $4.5 million, including accrued interest. The Company recognized an extraordinary gain on this transaction of approximately $0.5 million, net of write-off of unamortized discount and debt issuance costs.


1993 Compared with 1992

The table below is a comparison of net sales, gross profit, engineering, selling, and administrative expenses and income (loss) from operations, by segment, for the years ended December 31, 1993 and 1992. As described in Note A -- "Significant Accounting Policies -- Restatements and Reclassifications," the 1993 amounts have been restated. Amounts shown for the Material Handling Segment for 1992 represent activity for the five months subsequent to the CMH Acquisition.


                                              Year Ended
                                             December 31           Increase
                                            1993      1992        (Decrease)
                                              (in millions of dollars)
          NET SALES
            Material Handling            $ 395.6   $ 241.0         $ 154.6
            Heavy Equipment                275.2     282.4            (7.2)
            Eliminations                    (0.5)      ---            (0.5)
               Total                     $ 670.3   $ 523.4         $ 146.9

          GROSS PROFIT
            Material Handling            $  16.0   $  22.5         $  (6.5)
            Heavy Equipment                 32.5      29.6             2.9
                Total                    $  48.5   $  52.1         $  (3.6)

          ENGINEERING, SELLING AND
            ADMINISTRATIVE EXPENSES
            Material Handling            $  44.6   $  20.3         $  24.3
            Heavy Equipment                 29.6      35.6            (6.0)
            General/Corporate                3.5       0.3             3.2
               Total                     $  77.7   $  56.2         $  21.5

          INCOME (LOSS) FROM OPERATIONS
            Material Handling            $ (28.6)  $   2.2         $ (30.8)
            Heavy Equipment                  2.9      (6.0)            8.9
            General/Corporate               (3.5)     (0.3)           (3.2)
               Total                     $ (29.2)  $  (4.1)        $ (25.1)


  Net Sales

Sales in 1993 increased $146.9 million, or approximately 28%, over 1992.

Material Handling Segment sales were $395.6 million for 1993 compared to $241.0 million for the last five months of 1992, an increase of $154.6 million. On a pro forma basis, giving effect to the CMH Acquisition as of January 1, 1992, sales decreased $133.9 million for 1993 from $529.5 million for 1992. Material Handling Segment sales in the first quarter of 1993 were significantly lower than in the fourth quarter of 1992. Management believes that Material Handling Segment dealers increased orders during the fourth quarter of 1992 to ensure adequate inventory levels during the first quarter of 1993 while the Company transferred certain light IC lift truck production from Korea to the U.S. and Germany. In addition, the Material Handling Segment operations in the U. S. experienced working capital constraints during 1993 which limited the Company's ability to obtain materials and maintain production, adversely affecting sales
for 1993.   Bookings remained strong because of improved demand in the North
American forklift industry. As a result of these factors, the Material Handling Segment backlog was $152.7 million at December 31, 1993 compared to $83.2 million at December 31, 1992 and $80.8 million at the July 31, 1992 CMH Acquisition date.

Heavy Equipment Segment sales decreased $7.2 million in 1993 from 1992. Machines and contract sales represented $3.3 million of the decrease and parts sales represented $3.9 million of the decrease, as the sales mix remained relatively consistent at approximately 37% and 38% parts in 1993 and 1992, respectively. Unit Rig, the Heavy Equipment Segment division that principally serves the mining industry, experienced a decrease in sales of $5.0 million to $69.1 million in 1993 from $74.2 million in 1992. Unit Rig equipment sales decreased $7.4 million, partially offset by a $2.4 million increase in parts sales. The decrease in equipment sales reflects continuing low activity in the mining industry as well as more aggressive pricing and financing by competitors. Koehring, which serves the construction market, experienced a decrease in sales of $16.3 million to $71.4 million for 1993 from $87.7 million in 1992. Koehring machine and contract sales decreased $13.3 million and parts sales decreased $3.0 million. Koehring sales in 1992 were higher due to sales of slow moving inventory and product lines at low margins to reduce inventory and more effectively utilize working capital. The decreased sales at Koehring and Unit Rig were partially offset by a $11.3 million increase in sales by the Terex Business to $132.7 million for 1993. Terex Business machine sales increased $16.0 million, partially offset by a $4.7 million decrease in parts sales.

Heavy Equipment Segment bookings in 1993 were $270.6 million, a decrease of $45.2 million, or 14%, from 1992. Bookings for parts sales, from which the Company realizes higher margins than machine sales, decreased $0.6 million or 0.6% in 1993. Machine and contract bookings decreased $44.6 million or 21%, reflecting continuing weakness in the Heavy Equipment Segment's principal markets during the first half of 1993 as well as more aggressive pricing and financing by the Company's competitors. The slow recovery in the construction industry has also made the Koehring and Terex Business distributor networks more cautious in their acquisition of new equipment, especially for machines to be used in the rental market. Heavy Equipment Segment backlog was $80.9 million at December 31, 1993 compared to $85.4 million at December 31, 1992, reflecting the decrease in bookings. Parts backlog was $10.4 million at December 31, 1993 compared to $7.2 million at December 31, 1992. This increase resulted primarily from liquidity constraints experienced during 1993 which resulted in decreased parts inventory availability.

  Gross Profit

Gross profit for 1993 decreased $3.6 million compared to 1992.

The Material Handling Segment's gross profit decreased $6.5 million to $16.0 million for 1993 compared to $22.5 million for the last five months of 1992 and compared to $40.1 million on a pro forma basis for 1992. The gross profit percentage in the Material Handling Segment decreased to 4.0% for 1993 compared to 9.3% for the last five months of 1992. The decrease in gross profit percentage reflects comparatively lower 1993 sales (compared to annualized 1992 sales) and decreased manufacturing efficiency due to working capital constraints, somewhat offset by cost reduction initiatives.

The Heavy Equipment Segment's gross profit increased $2.9 million to $32.5 million for 1993 compared to $29.6 million for 1992. Improved gross profit from machines and contract sales accounted for substantially all of the increase, reflecting the positive effects of cost reduction initiatives implemented in 1992 and throughout 1993. Gross profit for the 1993 period included a $2.2 million provision for write-down of certain inventory at Koehring in connection with management's decision to consolidate model offerings. The gross profit percentage in the Heavy Equipment Segment increased to 11.8% for 1993 compared to 10.5% for 1992, reflecting improved manufacturing efficiency.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $77.7 million for 1993 from $56.2 million for 1992. Material Handling Segment engineering, selling and administrative expenses totaled $44.6 million for 1993 compared to $20.3 million for the last five months of 1992 and compared to $48.2 million on a pro forma basis for 1992. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $29.6 million for 1993 from $35.6 million for 1992 as a result of cost reduction initiatives, including headcount reductions and the consolidation of certain administrative functions into the Heavy Equipment Segment's administrative offices in Tulsa, Oklahoma. Corporate expenses increased $3.2 million primarily as a result of increased legal and accounting expenses which were not fully allocated to operating segments.

  Income (Loss) from Operations

The Material Handling Segment incurred a loss from operations of $28.6 million for 1993, compared to operating income of $2.2 million for the last five months of 1992 and compared to an operating loss of $8.2 million on a pro forma basis for 1992, primarily as a result of decreased sales. As discussed above, sales and gross profit in 1993 reflect the effects of the Company's working capital constraints.

Heavy Equipment Segment income (loss) from operations improved by $8.9 million to $2.9 million income in 1993 from a $6.0 million loss in 1992, a favorable change of 148%. This improvement resulted from the increase in gross profit and the decrease in engineering, selling and administrative expenses. Except for the Koehring division, the businesses comprising the Heavy Equipment Segment reported income from operations for 1993. The losses at Koehring were reduced as a result of continuing cost reductions, improvements in inventory management and consolidation of model offerings.

On a consolidated basis, the Company experienced an operating loss of $29.2 million for 1993, compared to an operating loss of $4.1 million for 1992.

  Other Income (Expense)

Interest expense on a consolidated basis was $31.2 million for 1993 compared to $23.3 million for 1992. Terex sold $160 million principal amount of its 13% senior secured notes due August 1, 1996 (the "Senior Secured Notes") on July 31, 1992. The proceeds of the Senior Secured Notes were used for the cash portion of the CMH Acquisition ($85 million), the payment of all amounts outstanding under Terex's previous credit and letter of credit agreement ($58 million), and for working capital and transaction costs. The increase in Terex interest expense for 1993 over 1992 is primarily the result of incremental borrowings to finance the CMH Acquisition (incremental interest expense of approximately $6.7 million) and higher interest rates on new borrowings used to refinance the previous credit and letter of credit agreement, as well as additional costs related to establishing and utilizing a new credit and letter of credit agreement.

The Company recognized equity in the net loss of Fruehauf of $0.7 million in 1993 compared to a gain from deconsolidation of Fruehauf of $32.8 million in 1992. As described in Note C -- "Investment in Fruehauf Trailer Corporation" in the Notes to the Consolidated Financial Statements, the Company's carrying value for its investment in Fruehauf has been reduced to zero and the Company does not expect to recognize any significant additional gains or losses with respect to its investment in Fruehauf except as realized on transactions in Fruehauf common stock. In December 1993, the Company sold 1,000,000 shares of Fruehauf common stock and realized a gain of $3.0 million.

As a result of changing Mark's product offerings and distribution, the Company recognized a charge to income of $4.7 million in the fourth quarter of 1993 to write-off the remaining unamortized goodwill from the acquisition of Mark.

The provision for income taxes generally represents taxes withheld on foreign royalties and dividends. As such, any fluctuation in the provision for income tax is due to fluctuations in these items. The Company adopted SFAS No. 109, "Accounting for Income Taxes" on January 1, 1993. The new pronouncement retains the basic concepts of SFAS No. 96, but generally simplifies its application. The adoption of this new pronouncement did not have a material impact on the Company's financial statements.

  Extraordinary Items

In connection with terminating its previous bank lending agreement, the Company recognized a charge of approximately $2.0 million in the second quarter of 1993 to write off unamortized debt issuance costs.

In December 1993, the Company repurchased $5.0 million of Senior Secured Notes for approximately $4.5 million, including accrued interest. The Company recognized an extraordinary gain on this transaction of approximately $0.5 million.


Liquidity and Capital Resources

General

The Company's businesses are capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior and subordinated debt as well as an annual sinking fund requirement on subordinated debt.

During 1994, the Company improved its inventory management practices and lowered its percentage of past due receivables. The Company also extended the term of its receivables-backed lending facility by two years through August, 1997 and increased the maximum borrowing amount through maturity to $25 million ($30 million through April 30, 1995).

The Company's sources of funds include funds provided by operations, borrowings under a long term lending facility, a receivable discounting facility, and the sale of certain of its non-strategic assets. The balance outstanding under its U.S. Lending Facility was $24.1 million as of December 31, 1994, and the additional amount the Company could have borrowed was $5.0 million as of that date. The balance discounted under the credit facility of the Company's primary overseas manufacturing operations was $11.9 million at December 31, 1994, the maximum amount that could have been discounted as of that date.

Cash and cash equivalents totaled $9.7 million and $9.2 million at December 31, 1994 and December 31, 1993, respectively. Cash securing letters of credit represents balances collateralizing letters of credit and performance bonds issued for various business purposes and is not fully available for use in the Company's operations. At December 31, 1994 and December 31, 1993 the unexpired letters of credit were collateralized by a total of $6.7 million and $6.3 million in cash collateral accounts. These cash balances will be made available to the Company as the underlying letters of credit expire.

Investing activities and asset sales

Net cash provided by investing activities of $36.8 million during the year ended December 31, 1994 principally resulted from the sale of Fruehauf common stock, proceeds from the sale of the Drexel business and proceeds from the sale and leaseback of the Saarn property, offset by cash used to finance capital expenditures.

Proceeds from the sale of Fruehauf common stock received during 1994 were
approximately $24.9  million.   An additional $2.7 million of proceeds was
received in January and February 1995 from the sale of the Company's remaining Fruehauf common stock. The Fruehauf common stock is collateral for the Senior Secured Notes and the Subordinated Notes and, if the Company does not refinance the Senior Secured Notes as described in "Business -- Recent Developments," the Company intends to make offers to repurchase Senior Secured Notes with the proceeds, pursuant to the Indenture for the Senior Secured Notes, as described below.

In April 1994, the Company completed the sale of 100% of the stock of its Drexel subsidiary, a non-strategic business, for $12.5 million. Net proceeds were $10.3 million in cash and $0.3 million in the form of a note due December
15, 1994 and bearing interest at 6%.   The Company  recognized a gain of
approximately $4.7 million on the sale.    The Company has reinvested the net
proceeds of the sale of Drexel in the Company's business.

In November 1994, the Company closed a sale-leaseback transaction for the Saarn property, the Material Handling Segment's parts distribution center in Germany. The Company received net proceeds of 16.1 million German marks (approximately $10.0 million) and will lease the facility under the terms of a five year lease for a total rental of 2.9 million German marks (approximately $1.9 million) per year. In December 1994, the Company sold a closed facility in Danville, Kentucky for net proceeds of $2.6 million (approximately book value). The German and Danville properties were collateral for the Senior Secured Notes and the Subordinated Notes and, if the Company does not refinance the Senior Secured Notes as described in "Business -- Recent Developments," the Company intends to make an offer to repurchase Senior Secured Notes, pursuant to the indenture for the Senior Secured Notes, as described below.

Capital expenditures in the year ended December 31, 1994 were $12.7 million compared with $11.5 million in 1993. Management estimates that capital
expenditures will be approximately $12 million in 1995.   Capital expenditures
as in the past will continue to be for new product development and upgrades of existing plants.

Operating activities

Net cash of $9.2 million was used in operating activities during the year ended December 31, 1994, principally to fund operating losses and interest payments. The cash used by operations decreased compared to 1993 as the effects of cost reductions and the reduction in interest expense were realized. During 1994, CMHC paid a total of approximately $13.9 million to certain vendors under agreements to freeze the balances due such vendors as of November 1993 (totaling approximately $12.9 million) for payment in monthly installments and to establish normal credit terms for new purchases in 1994.

Financing activities

Net cash used by financing activities of $28.3 million during the year ended December 31, 1994 resulted from the principal repayment of debt offset by borrowings of $12.9 million under the Lending Facility entered into during 1993.

During 1994, as a result of sales of Fruehauf common stock, the Company repurchased $27.3 million of the Senior Secured Notes, pursuant to the indenture for the Senior Secured Notes. In addition to such offers to repurchase, the Company made a scheduled sinking fund payment on the Subordinated Notes of $8.4 million in May 1994 and paid $6.1 million in May 1994 on the maturity of the note issued to the seller in connection with the CMH Acquisition.

Debt covenants and other liquidity restrictions

The indentures governing the Senior Secured Notes and Subordinated Notes require, among other things, that the Company maintain certain levels of tangible net worth (the "Net Worth Covenants") and collateral (the "Collateral
Covenants").   In the event that the Company's net worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus accrued interest,
20% of the outstanding principal amount of the Notes.    In the event the
Company is not in compliance with the Collateral Covenants at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16.0 million principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenants. If any offer to repurchase Notes were required to be made as a result of noncompliance with the Covenants it is likely that the Company would require additional funding to complete the offer, and if such funding were unavailable to it, the Company would be unable to comply with the terms of the Notes and the maturity of the Notes may be accelerated. Such circumstances could result in a material adverse impact on the Company.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at December 31, 1994 and throughout 1994. As discussed below, the Company is seeking to refinance the Senior Secured Notes and the Subordinated Notes during 1995. Even if the Company is not successful in such refinancing, the Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months.

In addition to the financial covenants discussed above, the indentures governing the Notes limit, among other things, Terex's ability to incur additional indebtedness, consummate mergers and acquisitions, pay dividends, sell business segments and enter into transactions with affiliates, and place limitations on change in control of Terex.

Factors affecting future liquidity

The Company experienced significant operating losses in the first quarter of 1994. Results improved in the second through fourth quarters of 1994 and the Company generated income from operations of $3.4 million for the year and $6.3 million for the quarter ended December 31, 1994.

During 1994 the Company took significant actions to reduce its overall cost structure and improved liquidity by selling non-strategic assets to repay debt
and lower interest costs.   During 1994, the Company repaid $35.7 million of
its Senior Secured Notes and Subordinated Notes, which will result in interest expense savings of $4.7 million on an annual basis. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees in the Material Handling Segment's North American and European operations. The Company also reorganized certain marketing activities and closed several of its regional sales offices in the United States. The Company recorded a $4.5 million charge in the second quarter of 1994 for severance costs associated with these actions. In December 1994, the Company announced additional personnel reductions totaling approximately 90 employees in conjunction with the closing of the Material Handling Segment's Korean plant and certain branch sales offices in France. An additional $2.8 million charge was recorded for costs, principally severance costs, associated with these actions. When fully implemented, the Company expects that these actions will reduce operating expenses in the Material Handling Segment by approximately $10 million on an annual basis.

The Company's interest payment requirements for 1995 total approximately $23.2 million on the Senior Secured Notes, the Subordinated Notes and the Lending Facility, of which amount approximately $10.9 million has been paid as of March 1, 1995. The Company's principal repayment requirements for 1995 include approximately $8.3 million in June 1995 for a scheduled sinking fund payment on the Subordinated Notes. In addition, as a result of the sale of certain real estate collateral in November and December 1994, 500,000 shares of Fruehauf common stock in December 1994 and the remaining 486,622 shares of Fruehauf common stock in January 1995 as described above, pursuant to the indenture for the Senior Secured Notes, the Company intends to offer to repurchase approximately $16.0 million of the Senior Secured Notes in the second quarter of 1995.

The Senior Secured Notes mature on August 1, 1996 and the Subordinated Notes mature on July 1, 1997. The Company is currently seeking to refinance the Senior Secured Notes and Subordinated Notes during 1995; however, there is no assurance that it will be successful in this regard. See "Business -- Recent Developments." If the refinancing is not completed, management intends to pursue alternative refinancing opportunities, including replacement or additional working capital based lending facilities; however, management has not identified any specific sources of such alternative financing.

If the Company does not refinance the Senior Secured Notes and Subordinated Notes and does not arrange additional financing before the principal repayments of Senior Secured Notes and Subordinated Notes discussed above are due, the Company intends to fund such repayments from operations. The need to use funds from operations for $24.3 million of debt repayments in the second quarter of 1995 could adversely affect the Company's operations by affecting its ability to meet its operating payment obligations, including payments to vendors, on a timely basis in the second quarter, although management believes that continued improvement in cash flow from operations would allow the Company to return to normal payment terms during the second half of 1995.


Contingencies and Uncertainties

The Internal Revenue Service is currently examining the Company's Federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 million plus interest and penalties. If the Company were required to pay a significant amount to resolve such assessment, it would have a material adverse impact on the Company and could exceed the Company's resources. The Company is preparing its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to significant legal and factual issues. If the Company's positions are upheld, management believes that the amounts due would not exceed amounts previously paid or provided; however, the Company's NOL's could be reduced. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties and the ultimate outcome cannot presently be determined.

The Securities and Exchange Commission (the "Commission") in March of 1994 initiated a private investigation, which included the Company, to determine whether violations of certain aspects of the Federal securities laws have taken place. The Company is cooperating with the Commission in its investigation and it is not possible at this time to determine the outcome of the Commission's investigation.

The Company generates hazardous and nonhazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, that
(i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis. The Company may also have contingent responsibility for liabilities of certain of its present and former subsidiaries with respect to environmental matters if such subsidiaries were to fail to discharge their obligations to the extent that such liabilities arose during the period in which the Company was a controlling shareholder.


INTERNATIONAL OPERATIONS

The Material Handling Segment operates its Clark Material Handling GmbH subsidiary in Mulheim, Germany which manufactures forklifts for sale in the European market. During the fourth quarter of 1994, the Company closed its facility in Seoul, Korea which primarily manufactured light IC transaxles that were then shipped to the Lexington, Kentucky facility to be included in the light IC trucks.

The Heavy Equipment Segment of the Company operates its TEL subsidiary in Motherwell, Scotland. Equipment manufactured by TEL is distributed in the United States and around the world. Unit Rig maintains eight owned or leased locations outside of the United States for parts distribution.

Export sales from the Company's domestic operations were $89.6 million, $82.4 million, and $92.3 million in 1994, 1993 and 1992, respectively. See Note N -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.


ITEM 8.                                             FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 1994 and 1993 are as follows (in thousands, except per share amounts):

                                                 1994

                                 Fourth    Third     Second    First


Net sales                     $213,431  $207,062  $198,250  $168,038
Gross profit                    25,698    22,782    19,502    15,177
Income (loss) before
  extraordinary items              531     1,209    10,254  (10,824)
Net income (loss)                  219     1,045    10,021  (10,824)
Net income (loss) to
  applicable common            (1,369)     (472)     8,577  (12,204)
Per share:
  Primary
    Income (loss) before
      extraordinary items     $  (0.10) $  (0.03) $   0.64  $  (1.18)
    Net income (loss)            (0.13)    (0.05)     0.62     (1.18)
  Fully diluted
    Income (loss) before
      extraordinary items     $  (0.10) $  (0.03) $   0.60  $  (1.18)
    Net income (loss)            (0.13)    (0.05)     0.59     (1.18)


                                                 1993

                                 Fourth    Third     Second    First

Net sales                     $150,799  $164,052  $172,261  $183,197
Gross profit                    25,698    11,545    13,257    16,192
Income (loss) before
  extraordinary items         (21,988)  (15,046)  (15,647)  (12,399)
Net income (loss)             (21,449)  (15,046)  (17,650)  (12,399)
Net income (loss) to
  applicable common           (21,601)  (15,046)  (17,650)  (12,399)
Per share:
  Primary
    Income (loss) before
      extraordinary items     $ (2.22)  $  (1.51) $  (1.57) $  (1.25)
    Net income (loss)           (2.17)     (1.51)    (1.77)    (1.25)
  Fully diluted
    Income (loss) before
      extraordinary items     $ (2.22)  $  (1.51) $  (1.57) $  (1.25)
    Net income (loss)           (2.17)     (1.51)    (1.77)    (1.25)


The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-K and Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

In 1994, the Company recognized gains of $4.6 million in the first quarter, $15.5 million in the second quarter, $4.3 million in the third quarter and $1.6 million in the fourth quarter as a result of the sale of a total of 5,900,000 shares of Fruehauf common stock. The Company recognized a gain of $4.7 million from the sale of Drexel in the second quarter of 1994. The Company recorded severance charges of $4.5 million in the second quarter of 1994 and $2.8 million in the fourth quarter of 1994, and a related pension curtailment gain of $0.9 million in the fourth quarter of 1994.

As a result of changing Mark's product offerings and distribution, the Company recognized a charge to income of $4.7 million in the fourth quarter of 1993 to write-off the remaining unamortized goodwill from the acquisition of Mark. The Company recognized a gain of $3.0 million in the fourth quarter of 1993 as a result of the sale of 1,000,000 shares of Fruehauf common stock.

Net income (loss) has been reduced by Preferred Stock accretion for purposes of calculating earnings per share amounts. See Note I - "Preferred Stock."

As described in Note A -- "Significant Accounting Policies -- Reclassifications and Restatements," the financial statements for the fourth quarter 1993 have been restated. The quarterly data shown above reflects the restatement. The following is a reconciliation of originally reported results to restated results:

                                         1993 Fourth Quarter
                                       Net Loss       Per Share

             As originally reported  $(17,566)      $  (1.78)
             Restatement               (3,883)         (0.39)

             Restated                $(21,449)      $  (2.17)

See Item 14 - "Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10 through 13 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  Financial Statements and Financial Statement Schedules.

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on Page F-1.

  (3) Exhibits

See "Index to Exhibits" on Page E-1.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1994.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                 March 31, 1995
  Ronald M. DeFeo,
  President and
  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                             Title                           Date

/s/ Randolph W. Lenz     Chairman of the Board              March 31, 1995
Randolph W. Lenz             and Director

/s/ Ronald M. DeFeo      President, Chief Executive         March 31, 1995
Ronald M. DeFeo              Officer and Director
                             (Principal Executive Officer)

/s/ Ralph T. Brandifino  Senior Vice President and          March 31, 1995
Ralph T. Brandifino          Chief Financial Officer
                             (Principal Financial Officer)

/s/ Richard L. Evans     Controller                         March 31, 1995
Richard L. Evans             (Principal Accounting Officer)

/s/ Marvin B. Rosenberg  Senior Vice President,             March 31, 1995
Marvin B. Rosenberg          General Counsel, Secretary
                             and Director

/s/ G. Chris Andersen    Director                           March 31, 1995
G. Chris Andersen

/s/ Bruce I. Raben       Director                           March 31, 1995
Bruce I. Raben

/s/ David A. Sachs       Director                           March 31, 1995
David A. Sachs

/s/ Adam E. Wolf         Director                           March 31, 1995
Adam E. Wolf



------------------------------------------------------------------------------



                      TEREX CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                Page

Terex Corporation and Subsidiaries


  Report of Independent Accountants                              F-2
  Consolidated Statement of Operations                           F-3
  Consolidated Balance Sheet                                     F-4
  Consolidated Statement of Stockholders' Investment             F-5
  Consolidated Statement of Cash Flows                           F-6
  Notes to Consolidated Financial Statements                     F-7

  Schedule II-- Valuation and Qualifying Accounts               F-30


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1 and referred to under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note O to the consolidated financial statements, the Company is required to make significant principal repayments during 1995 and is currently seeking to refinance its long term debt obligations.

As discussed in Notes A and C to the consolidated financial statements, the 1993 and 1992 financial statements have been restated.



PRICE WATERHOUSE LLP
Stamford, Connecticut
March 28, 1995



                      TEREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (in thousands except per share amounts)

                                              Year Ended December 31,
                                               1994     1993     1992

NET SALES                                $  786,781   $ 670,309   $  523,355

COST OF GOODS SOLD                          703,622     621,816      471,242

  Gross profit                               83,159      48,493       52,113

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
  Third parties                              70,200      74,793       53,390
  Related parties                             2,245       2,878        2,848

                                             72,445      77,671       56,238

SEVERANCE CHARGES                             7,353         ---          ---

  Income (loss) from operations               3,361    (29,178)      (4,125)

OTHER INCOME (EXPENSE)
  Interest income                               587       1,149        1,666
  Interest expense                         (30,492)    (31,246)     (23,320)
  Amortization of debt issuance costs       (2,300)     (3,369)      (1,694)
  Gain on sale of Fruehauf stock             26,043       3,009          ---
  Equity in net loss of Fruehauf                ---       (677)      (3,714)
  Gain from deconsolidation of Fruehauf         ---         ---       36,518
  Gain on sale of Drexel business             4,742         ---          ---
  Gain on sale of property,
   plant and equipment                          260       2,601          363
  Write-off of Mark goodwill                    ---     (4,718)          ---
  Other income (expense) - net                (245)     (2,493)      (2,712)

  INCOME (LOSS) BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEMS                1,956    (64,922)        2,982

PROVISION  FOR INCOME TAXES                   (786)       (158)         (67)

  INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEMS                        1,170    (65,080)        2,915

EXTRAORDINARY LOSS ON
 RETIREMENT OF DEBT                           (709)     (1,464)          ---

  NET INCOME (LOSS)                             461    (66,544)        2,915

LESS PREFERRED STOCK ACCRETION              (5,929)       (152)          ---

  INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                          $  (5,468)   $(66,696)   $    2,915

PER COMMON AND COMMON EQUIVALENT SHARE:
  Loss before extraordinary items        $   (0.46)   $   (6.55)  $     .29
  Extraordinary loss on
   retirement of debt                        (0.07)       (0.15)      ---

  Net income (loss)                      $   (0.53)   $   (6.70)  $     .29

AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  IN PER SHARE CALCULATION                   10,303       9,953        9,945

  The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                    (in thousands except per share amounts)

                                    ASSETS


                                                       December 31,

                                                    1994           1993

CURRENT ASSETS
  Cash and cash equivalents                    $   9,727      $   9,183
  Cash securing letters of credit                  6,688          6,263
  Trade receivables (less allowance
   of $6,114 in 1994 and $7,478 in 1993)          91,717         74,028
  Net inventories                                164,245        163,838
  Other current assets                             5,775          4,016

         Total Current Assets                    278,152        257,328

LONG-TERM ASSETS
  Property, plant and equipment - net             86,160         97,537
  Debt issuance costs and
   intangible assets - net                         8,604         12,645
  Other assets                                    28,700         23,192

TOTAL ASSETS                                   $ 401,616      $ 390,702

LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Notes payable                                $   2,078      $   2,909
  Current portion of long-term debt               25,806         19,799
  Trade accounts payable                         112,213         85,350
  Accrued compensation and benefits               10,823          8,162
  Accrued warranties and product liability        27,629         27,226
  Accrued interest                                 8,969         10,698
  Accrued income taxes                             1,328          1,415
  Other current liabilities                       32,732         32,221

         Total Current Liabilities               221,578        187,780

NON CURRENT LIABILITIES
  Long-term debt, less current portion           162,987        195,331
  Accrued warranties and product liability        31,846         33,959
  Accrued pension                                 16,456         20,270
  Other                                            7,225          5,143

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  Liquidation preference $36,578 in 1994
     and $30,108 in 1993                          17,262         10,480

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' INVESTMENT
  Warrants to purchase common stock               17,564         16,851
  Common Stock, $0.01 par value--
    authorized 30,000 shares;
    issued and outstanding 10,303
   in 1994 and 1993                                  103            103
  Additional paid-in capital                      40,127         40,127
  Accumulated deficit                          (108,395)      (102,927)
  Pension liability adjustment                   (1,778)        (4,173)
  Unrealized holding gain on
   equity securities                               1,825            ---
  Cumulative translation adjustment              (5,184)       (12,242)

         Total Stockholders' Investment         (55,738)       (62,261)

TOTAL LIABILITIES
 AND STOCKHOLDERS' INVESTMENT                  $ 401,616      $ 390,702

  The accompanying notes are an integral part of these financial statements.




                      TEREX CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' INVESTMENT

                                (in thousands)

                                                                Cumu-
                           Addi-             Pension   Unre-    lative
                           tional  Accumu-    Liabi-   alized   Trans-
                   Common Paid-in   lated      lity   Holding   lation
          Warrants Stock  Capital  Deficit  Adjustment  Gain  Adjustment Total


BALANCE AT
DECEMBER 31,
1991        $ ---    $ 99 $37,496 $(39,146)  $(8,233)   $ ---   $5,643 $(4,141)

Exercise
of stock
options       ---     ---     274       ---       ---     ---      ---      274

Net income    ---     ---     ---     2,915       ---     ---      ---    2,915

Pension
liability
adjustment    ---     ---     ---       ---     3,781     ---      ---    3,781

Translation
adjustment    ---     ---     ---       ---       ---     --- (11,904) (11,904)

BALANCE AT
DECEMBER 31,
1992          ---      99  37,770  (36,231)   (4,452)     ---  (6,261)  (9,075)

Exercise
of stock
options       ---     ---      38       ---       ---     ---      ---       38

Issuance of
Warrants
(Note I)   16,851     ---     ---       ---       ---     ---      ---   16,851

Pension
Contribution
(Note J)      ---       4   2,319       ---       ---     ---      ---    2,323

Net loss      ---     ---     ---  (66,544)       ---     ---      --- (66,544)

Accretion
of carrying
value of
redeemable
preferred
stock to
redemption
value
(Note I)      ---     ---     ---     (152)       ---     ---      ---    (152)

Pension
liability
adjustment    ---     ---     ---       ---       279     ---      ---      279

Translation
adjustment    ---     ---     ---       ---       ---     ---  (5,981)  (5,981)


BALANCE AT
DECEMBER 31,
1993       16,851     103  40,127 (102,927)   (4,173)     --- (12,242) (62,261)

Issuance
of Warrants
(Note I)      713     ---     ---       ---       ---     ---      ---      713

Net income    ---     ---     ---       461       ---     ---      ---      461

Accretion
of carrying
value of
redeemable
preferred
stock to
redemption
value
(Note I)      ---     ---     ---   (5,929)       ---     ---      ---  (5,929)

Pension
liability
adjustment    ---     ---     ---       ---     2,395     ---      ---    2,395

Unrealized
holding
gain on
equity
securities
(Note C)      ---     ---     ---       ---       ---   1,825      ---    1,825

Translation
adjustment    ---     ---     ---       ---       ---     ---    7,058    7,058


BALANCE AT
DECEMBER 31,
1994      $17,564    $103 $40,127$(108,395)  $(1,778)   $1,825$(5,184)$(55,738)




  The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                                Year Ended December 31,
                                               1994        1993        1992
OPERATING ACTIVITIES
   Net income (loss)                    $       461 $  (66,544)  $     2,915
   Adjustments to reconcile net income
    (loss) to net cash from (used in)
    operating activities:
     Depreciation                            13,709      12,139        7,074
     Amortization and write-off of
      debt issuance costs, goodwill
      and other intangibles                   3,388      10,261        2,746
     Extraordinary loss on
      retirement of debt                        709       1,464          ---
     Gain on sale of Fruehauf stock        (26,043)     (3,009)          ---
     Equity in net loss of Fruehauf             ---         677        3,714
     Gain from deconsolidation
        of Fruehauf                             ---         ---     (36,518)
     Gain on sale of Drexel business        (4,742)         ---          ---
     Gain on sale of property,
      plant and equipment                     (260)     (2,601)        (363)
     Other noncash charges                    (804)          99        1,796
     Increase (decrease) in cash
      due to changes in operating
      assets and liabilities net of
      the effects of acquisitions
      of businesses:
       Cash securing letters of credit        (425)       5,216     (11,479)
       Trade receivables                   (17,564)       1,708       18,806
       Net inventories                           77      30,312       49,176
       Other current assets                     143       2,061        (512)
       Trade accounts payable                24,379     (5,141)        7,187
       Accrued compensation
        and benefits                          3,277     (3,567)      (6,821)
       Accrued warranties and
        product liabilities                     296     (3,356)        4,590
       Accrued interest                     (1,729)     (1,121)        7,763
       Accrued income taxes                    (78)       (604)          940
       Other assets                           (306)       (123)      (7,928)
       Other liabilities                    (3,728)    (24,075)     (21,318)
          Net cash from (used in)
           operating activities             (9,240)    (46,204)       21,768

INVESTING ACTIVITIES
   Acquisitions of businesses,
    net of cash acquired                        ---         ---     (86,544)
   Capital expenditures                    (12,717)    (11,549)      (5,382)
   Advances to Fruehauf                         ---       (677)      (3,714)
   Proceeds from sale of excess assets        3,295      11,306        1,513
   Proceeds from sale of Fruehauf stock      24,943       2,464          ---
   Proceeds from sale of Drexel business     10,289         ---          ---
   Proceeds from sale-leaseback of
    Saarn property                            9,981         ---          ---
   Other - net                                1,000       1,823          248

          Net cash from (used in)
           investing activities              36,791       3,367     (93,879)

FINANCING ACTIVITIES
   Net borrowings (repayments) under
    revolving line of credit agreements      12,947      11,931     (55,753)
   Principal repayments of long-term debt  (41,524)    (12,450)      (9,109)
   Proceeds from issuance of
    preferred stock and warrants                ---      27,179          ---
   Proceeds from issuance of
    long-term debt                              ---         ---      151,890
   Other - net                                  249          44        2,258

          Net cash from (used in)
           financing activities            (28,328)      26,704       89,286

   Effect of exchange rate changes on
    cash and cash equivalents                 1,321       (355)      (2,396)

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           544    (16,488)       14,779

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                         9,183      25,671       10,892

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                         $     9,727 $    9,183   $    25,671


  The accompanying notes are an integral part of these financial statements.



-------------------------------------------------------------------------------



                      TEREX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994
(dollar amounts in thousands, unless otherwise noted, except per share amounts)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%. Investments in affiliates in which the Company has an ownership interest of less than 20% are accounted for on the cost method or at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Cash Securing Letters of Credit. The Company has certain cash and cash equivalents that are not fully available for use in its operations. Certain international operations collateralize letters of credit and performance bonds with cash deposits. In addition, certain provisions of the Company's previous lending agreement with a commercial bank required that amounts be deposited in a cash collateral account to collateralize letters of credit issued by that bank. Although Terex has entered into a new lending facility which replaced the previous lending arrangement, Terex will continue to utilize letters of credit issued under the previous lending arrangement until their expiration. These cash balances will be made available to the Company as the underlying bonds and letters of credit expire.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out ("LIFO") method for certain domestic inventories and by the first-in, first-out ("FIFO") method for inventories of international subsidiaries and certain domestic inventories. Approximately 50% and 49% of consolidated inventories at December 31, 1994 and 1993, respectively, are accounted for under the LIFO method.

Debt Issuance Costs.   Debt issuance costs associated with securing the
Company's financing arrangements are capitalized and amortized over the life of the respective debt agreement. Capitalized debt issuance costs related to debt that is retired early are charged to expense at the time of retirement. Unamortized debt issuance costs totaled $3,271 and $6,283 at December 31, 1994 and 1993, respectively. During 1994, 1993 and 1992, the Company amortized $2,300, $3,369 and $1,694, respectively, of capitalized debt issuance costs; in addition, $601 and $2,162 of such costs were charged to extraordinary loss on retirement of debt in 1994 and 1993, respectively.

Intangible Assets. Intangible assets include the excess of purchase price over the fair value of identifiable net assets of acquired companies, which is being amortized on a straight-line basis over 15 years, and costs allocated to patents, trademarks and other specifically identifiable assets arising from business combinations, which are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years. Unamortized intangible assets totaled $5,222 and $6,362 at December 31, 1994 and 1993, respectively, net of accumulated amortization of $2,388 and $1,377 at December 31, 1994 and 1993, respectively. Amortization of intangible assets of $1,140, $1,612 and $599 in 1994, 1993 and 1992, respectively, is included in Engineering, Selling and Administrative Expenses. Intangible assets are periodically assessed for impariment of value and any loss is recognized upon impairment.

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

Revenue Recognition.   Revenue and costs are generally recorded when products
are shipped and invoiced to either independently owned and operated dealers or
to customers.   Certain new units may be invoiced  prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time specified by the customer in the sales documents. In such cases, the units are invoiced under the Company's customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company's inventory and identified as belonging to the customer and the Company has no further obligations under the order.

Accrued Warranties and Product Liability. The Company records accruals for potential warranty and product liability claims based on the Company's claim experience. Warranty costs are accrued at the time revenue is recognized. The Company provides self-insurance accruals for estimated product liability experience on known claims and for claims anticipated to have been incurred which have not yet been reported. Certain of the Company's product liability accruals, principally related to the forklift business acquired during 1992 (see Note B -- "Acquisitions"), are presented on a discounted basis. The related discount of approximately $8,100 at each of December 31, 1994 and 1993, computed using an 8.0% discount rate, is recorded as a direct reduction of gross product liability claims and is amortized using the effective interest rate method. Interest expense attributable to the amortization of the discount aggregated approximately $3,200, $4,000 and $1,300 in 1994, 1993 and 1992,
respectively. The remainder of the Company's product liability accruals are presented on a gross settlement basis. Product liability payments, including expenses, are estimated to approximate $10,000 per year.

Non Pension Postretirement Benefits. The Company adopted SFAS No. 106 "Employers Accounting for Postretirement Benefits other than Pensions" on January 1, 1993. The statement requires accrual of the obligation to provide future benefits to employees during the years that the employees provide service. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits. The Company elected the delayed recognition method of adoption, and the effect of adoption of the new standard was not material to the Company's financial statements. (See Note K -- "Retirement Plans.")

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Investment. Gains or losses resulting from foreign currency transactions are included in Other income (expense) -- net. Net foreign exchange losses were $235, $825 and $2,413 in 1994, 1993 and 1992, respectively.

Foreign Exchange Contracts. The Company uses foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1994 and 1993, the Company had no outstanding foreign exchange contracts.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts are not material at December 31, 1994 and 1993.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses and amounted to $10,462 in 1994, $11,822 in 1993 and $6,741 in 1992.

Issuance of Stock by a Subsidiary. The Company accounts for increases and decreases in its proportionate share of a subsidiary's equity arising from the issuance of stock by the subsidiary and related transactions as gains and losses in the Consolidated Statement of Operations.

Income Taxes. The Company adopted SFAS No. 109, "Accounting for Income Taxes" on January 1, 1993. SFAS No. 109 retains the basic concepts of SFAS No. 96, the Company's former method of accounting for income taxes, which requires the Company to follow the liability method. The liability method provides that deferred tax assets and liabilities be recorded based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. SFAS No. 109 further requires that the Company record a valuation allowance for deferred tax assets if realization of such assets is dependent on future taxable income. The effect of adoption of the new standard was not material to the Company's financial statements. (See Note H -- "Income Taxes.")

Net Income (Loss) Per Share. Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year. The dilutive effect of common stock equivalents (if applicable) is calculated using the treasury stock method.

Restatements and Reclassifications. The consolidated financial statements for the year ended December 31, 1992 have been restated as a result of Fruehauf Trailer Corporation's ("Fruehauf") restatement of its financial statements as described in Note C -- "Investment in Fruehauf Trailer Corporation." The consolidated financial statements for the year ended December 31, 1993 have been restated to reflect the correction of various vendor accounts, resulting from the resolution of unreconciled items, at the Material Handling Segment.

The accompanying consolidated financial statements reflect the effects of the restatements as follows:

                                        As
                                    Previously    Restatement         As
                                     Reported        Effect        Restated

Stockholders' Investment,
 December 31, 1991
  (cumulative effect of
   restatements for 1989
   through 1991)                     $  59,881   $(64,022)      $ (4,141)
Net income (loss), year ended
  December 31, 1992                   (57,175)      60,090          2,915
Change in translation adjustment,
  year ended December 31, 1992        (12,929)       1,025       (11,904)
Stockholders' Investment,
  December 31, 1992                    (6,168)     (2,907)        (9,075)

Net income (loss), year ended
  December 31, 1993                   (62,661)     (3,883)       (66,544)
Change in translation adjustment,
  year ended December 31, 1993         (8,962)       2,981        (5,981)
Stockholders investment,
  December 31, 1993                  $(58,452)   $ (3,809)      $(62,261)

Net income (loss) per share:
  Year ended December 31, 1992       $  (5.75)   $    6.04      $    0.29
  Year ended December 31, 1993       $  (6.31)   $   (0.39)     $   (6.70)

Certain amounts shown for 1992 and 1993 have been reclassified to conform to the 1994 presentation.


NOTE B -- ACQUISITIONS

Clark Material Handling Company - On July 31, 1992, the Company acquired Clark Material Handling Company ("CMHC") and certain affiliate companies (together with CMHC, "CMH") from Clark Equipment Company (the "CMH Acquisition"). CMH is engaged in the design, manufacture and marketing of internal combustion ("IC") and electric forklift and lift trucks and related parts and equipment. The purchase price of the CMH Acquisition was $91,090, which was funded by $85,000 of cash and a $6,090 note to the seller.

The acquisition was accounted for using the purchase method with the purchase price of the acquisition allocated to assets acquired and liabilities assumed based upon their respective estimated fair value at the date of the acquisition. Purchase price allocations were based on evaluations, estimations, appraisals, actuarial studies and other studies performed by the Company. The excess of purchase price over the net assets acquired ($4,009) is included in Debt Issuance Costs and Intangible Assets and is being amortized on a straight-line basis over 15 years.

The operating results of CMH have been included in the Company's consolidated results of operations since August 1, 1992. The following unaudited pro forma summary presents the consolidated results of operations as though the Company completed the CMH Acquisition on January 1, 1992, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, increased depreciation resulting from the revaluation of property, plant and equipment, interest expense and amortization of debt issuance costs on the acquisition debt, and reduced operating costs related to recurring cost savings which are directly attributable to the CMH Acquisition.

                                 Unaudited Pro Forma
                                  For the Year Ended
                                   December 31,1992

      Net sales                        $811,859
      Loss from operations             (14,452)
      Net loss                         (16,423)
      Net loss per common share        $ (1.65)

The unaudited pro forma consolidated results do not represent actual operating results. The Company is actively reorganizing the operations of CMH by consolidating manufacturing and distribution operations. Consequently, the pro forma results are not necessarily indicative of the Company's future operations.

Mark Industries - In December 1991, the Company purchased substantially all operating assets of Mark Industries ("Mark"), a manufacturer of aerial lift equipment, for $5,865. The acquisition of Mark was accounted for using the purchase method, with the purchase price of the acquisition allocated to assets acquired and liabilities assumed based upon their respective estimated fair value at the date of the acquisition. Purchase price allocations were based on evaluations, estimations and other studies performed by the Company. The Mark purchase price allocation was completed in 1992. The excess of the purchase price over the fair value of the net assets acquired totaled $5,550 and was originally being amortized on a straight-line basis over 12 years. In late 1993 the Company introduced several new aerial lift models under the CMH brand name and began to market these products through the Terex and CMH dealer networks. Management made a determination that the goodwill related to the December 1991 acquisition, primarily associated with the Mark name and dealer network, had been impaired as a result of the above factors and, accordingly, the Company wrote off the remaining balance of $4,718 in 1993.


NOTE C-- INVESTMENT IN FRUEHAUF TRAILER CORPORATION

Accounting for Investment

Prior to an initial public offering of 4,000,000 shares of Fruehauf common stock in July of 1991 (the "Fruehauf IPO"), Fruehauf was a wholly-owned subsidiary of the Company. Following the IPO and as of December 31, 1992, the Company owned approximately 42% of the outstanding common stock of Fruehauf. Pending the consummation of certain exchange transactions, Terex's principal shareholder and certain other individuals placed 956,000 shares of Fruehauf common stock in a voting trust to enable the Company to retain voting control of more than 50% of Fruehauf's outstanding common stock. Because the voting trust allowed the Company to retain a controlling financial interest in Fruehauf, the Company included Fruehauf in its consolidated financial statements in 1991. The voting trust terminated during 1992 and, accordingly, the Company accounted for its ownership interest in Fruehauf using the equity method in 1992 and 1993.

In August 1993, Fruehauf entered into agreements with its existing lenders, a new lender and a number of investors which resulted in a restructuring of existing debt and provided for a new $25,000 credit facility and $20,500 of new equity (the "Fruehauf Restructuring"). As a result of the Fruehauf Restructuring the Company's ownership of Fruehauf decreased to approximately 26% in August 1993. As part of the Fruehauf Restructuring, Terex confirmed its agreement with Fruehauf to accept 2,251,167 shares of Fruehauf common stock in payment of $13,507 of intercompany indebtedness which Fruehauf owed to Terex. These shares were received by Terex in December 1993.

Because Fruehauf had experienced significant losses since 1990 and continued to have a stockholders' deficit after the new equity investment described above under "Fruehauf Restructuring," Terex's carrying value for its investment in Fruehauf was reduced to zero. Terex also recognized a contingent obligation of approximately $3,000 with respect to guaranties by Terex of certain obligations of Fruehauf. This amount was reduced to $2,000 in 1994 as a result of the expiration of certain of the guarantees.

In December 1993, the Company sold 1,000,000 shares of Fruehauf common stock and realized a gain and aggregate proceeds of $3,009, reducing its ownership to approximately 22.6% (6,386,622 shares) at December 31, 1993. In February 1994 the Company sold an additional 1,000,000 shares of Fruehauf common stock for $4,620, reducing its remaining ownership interest in Fruehauf to 19.1%.
Because the Company's ownership interest was below 20% and because the Company intended to sell the remaining shares, management concluded that use of the equity method was no longer appropriate for the Company's investment in Fruehauf and classified the Company's remaining shares of Fruehauf common stock as shares available for sale under SFAS No. 115. During the remainder of 1994 the Company sold an additional 4,900,000 shares of Fruehauf common stock for $21,423 and the Company's remaining ownership interest in Fruehauf at December 31, 1994 was 486,622 shares of common stock or approximately 1.6% of Fruehauf's outstanding common stock. As required by SFAS 115 for assets held for sale, the investment was valued at $1,825 at December 31, 1994, with an equivalent amount presented as a component of stockholders' investment. The Company sold the remaining shares of Fruehauf common stock in January 1995 for $796.

Restatement of Fruehauf Financial Statements

In March 1994, Fruehauf announced that it would revise the allocation of the purchase price paid by Terex in its 1989 acquisition of Fruehauf. In March 1995, Fruehauf restated its financial statements for 1989 through 1992 for revisions in the accounting treatment for Fruehauf's maritime operations, certain liabilities included in the opening purchase price allocation and the valuation of certain assets in the opening purchase price allocation. Because Fruehauf was included as a consolidated subsidiary in the Company's consolidated financial statements for 1989 through 1991 and was accounted for on the equity method for 1992 and 1993, the restatements by Fruehauf also resulted in the restatement of Terex's consolidated financial statements for 1989 through 1992. There was no significant effect on Terex's 1993 financial statements because Terex's investment in Fruehauf had been reduced to zero during 1992 and use of the equity method had been suspended. See Note A -- "Significant Accounting Policies -- Restatements and Reclassifications."


NOTE D -- INVENTORIES

Inventories consist of the following:

                                               December 31,

                                            1994           1993

Finished equipment                      $ 26,812       $  27,157
Replacement parts                         69,932          62,150
Work-in-process                           13,520          14,351
Raw materials and supplies                57,894          65,165

                                         167,158         168,823
Less:  Excess of FIFO inventory value
 over LIFO cost                          (2,913)         (4,985)

  Net inventories                       $164,245       $ 163,838

In 1994 and 1993, certain inventory quantities were reduced, resulting in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effects of such liquidations were to decrease cost of goods sold by $2,072 in 1994 and $167 in 1993.


NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               December 31,

                                            1994           1993

Property                                $   8,335      $  12,157
Plant                                      32,249         41,711
Equipment                                  83,419         73,918

                                          124,003        127,786
Less: Accumulated depreciation           (37,843)       (30,249)
  Net property, plant and equipment     $  86,160      $  97,537


NOTE F -- LONG-TERM OBLIGATIONS

                                               December 31,
                                            1994           1993
Long-term debt is summarized as follows:
Senior Secured Notes bearing interest
 at 13%, due August 1, 1996
 ("Senior Secured Notes")               $  127,219     $  154,173
Secured Senior Subordinated Notes
 bearing interest at 13.5%,
 due July 1, 1997 ("Subordinated
 Notes")                                    24,546         32,702
Lending Facility maturing
 August 24, 1997                            24,064         10,165
Secured promissory note bearing
 interest at prime rate,
 due July 31, 1994                             ---          6,090
Secured term note bearing interest
 at 9.0% payable in equal semiannual
 installments from August 1994
 to February 1998                              587            740
Capital lease obligations (Note G)          12,377         11,130
Other                                          ---            130

  Total long-term debt                     188,793        215,130
  Current portion of long-term debt         25,806         19,799

  Long-term debt, less current portion  $  162,987     $  195,331


Senior Secured Notes and Subordinated Notes

The Senior Secured Notes, totaling $127,673 principal amount outstanding at December 31, 1994, were issued during July 1992 for a total of $160,000 in conjunction with the CMH Acquisition and a refinancing of the Company's bank debt. Proceeds from the issuance of the Senior Secured Notes were used for the cash portion of the CMH Acquisition purchase price ($85,000), for the settlement of all amounts outstanding under its previous credit facility ($58,000), and for working capital and transaction costs. Interest on the Senior Secured Notes is due semiannually on February 1 and August 1.

The indenture for the Senior Secured Notes requires that proceeds from the sale of collateral must be used to make an offer to repurchase, at par, an
equivalent amount of Senior Secured Notes.   During 1994, as a result of sales
of 5,400,000 shares of Fruehauf common stock during 1994 and 1,000,000 shares in the last quarter of 1993, the Company repurchased $27,327 principal amount
of the Senior Secured Notes.   The Company realized an extraordinary loss of
$709 on the repurchases in conjunction with the accelerated write off of related discount and debt issuance costs.

In December 1993, the Company repurchased in the open market $5,000 principal amount of Senior Secured Notes for approximately $4,544, including accrued interest, and had such notes cancelled as of December 31, 1993. The Company realized an extraordinary gain from the early extinguishment of debt of $539, net of unamortized debt discount and debt issuance costs.

The provisions of the Senior Secured Notes registration rights agreement required that the Company file a registration statement to register the Senior Secured Notes, or to effect an exchange offer of registered notes for such notes, with the Securities and Exchange Commission by November 30, 1992, which registration was to become effective no later than March 1, 1993. The registration has not become effective and, as a result, Terex is incurring liquidated damages until such filing becomes effective. Terex incurred such liquidated damages in the amount of $715 and $768 during 1994 and 1993, respectively, which are included in interest expense.

The Subordinated Notes, totalling $24,915 principal amount outstanding at December 31, 1994, were initially issued as unsecured subordinated notes for a total amount of $50,000. The notes have annual sinking fund requirements of $8,333 due July 1 which commenced in 1992, and mature in 1997. Interest on the Subordinated Notes is due semiannually on January 2 and July 1. In 1992, in conjunction with the issuance of the Senior Secured Notes, the holders of Subordinated Notes were granted a secondary security interest in certain of the Company's assets.

The Senior Secured Notes are secured by substantially all of the Company's inventory and property, plant and equipment, and were secured by the Company's investment in Fruehauf common stock. The Subordinated Notes are secured by a secondary secured position in substantially the same assets. Certain non-financial covenants of the indentures governing the Senior Secured Notes and Subordinated Notes limit, among other things, Terex's ability to incur additional indebtedness, consummate mergers and acquisitions, pay dividends, sell business segments and enter into transactions with affiliates, and also place limitations on change of control. The Company's principal shareholder has pledged shares of the Common Stock owned by him as collateral for loans.
If such loans are not paid when due, the pledgee may have the right to sell the shares of the Common Stock pledged to it in satisfaction of such obligations. The sale of a significant amount of such pledged shares could result in a change of control of the Company and may require the Company to make an offer to repurchase the Senior Secured Notes and the Subordinated Notes.

The financial covenants of the indentures require, among other things, that the
Company comply with the Net Worth Covenants and the Collateral Covenants.   In
the event that the Company's net worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus accrued interest, 20% of the outstanding principal amount of the Notes. In the event the Company is not in compliance with the Collateral Covenants at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16.0 million principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenants. If the Company were not to be in compliance with such covenants, there could result a material adverse impact on the Company.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at December 31, 1994 and throughout 1994. As discussed in Note O -- "Liquidity, Financing and Severance Actions," the Company is seeking to refinance the Senior Secured Notes and the Subordinated Notes during 1995. Even if the Company is not successful in such refinancing, the Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months.

Lending Facility

In May 1993, Terex entered into an agreement with a new lender which initially provided short-term financing and currently provides long term financing (the "Lending Facility"). The Lending Facility is secured by substantially all the
Company's domestic receivables and proceeds thereof.   Interest on Lending
Facility borrowings is payable monthly at variable rates generally equal to 2.75% above the prime rate. During 1994, the agreement was amended to extend the maturity date from August 24, 1995 to August 24, 1997. The agreement currently provides for up to $30,000 of cash advances and guarantees through April 30, 1995, and $25,000 thereafter through the extended maturity date. The balance outstanding under the Lending Facility at December 31, 1994 was
$24,064.   Accordingly, all outstanding borrowings are classified as Long Term
Debt in the accompanying Balance Sheet.

In conjunction with entering into the Lending Facility, the Company terminated a former bank lending agreement and recognized, as an extraordinary item, a charge of $2,003 to write off the unamortized debt issuance costs.

TEL Facility

In 1993, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "TEL Facility") which provides up to pd 28,000 ($42,000) including up to pd 13,000 ($19,500) non-recourse discounting of accounts receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The TEL Facility is collateralized primarily by the related accounts receivable. The TEL Facility requires no performance covenants. Proceeds from the TEL Facility are primarily used for working capital purposes. Amounts discounted under facility were $11,900 and zero at December 31, 1994 and 1993, respectively.

Secured Promissory Note

A portion of the CMH Acquisition was financed through a note to the seller in the amount of $6,090 due July 31, 1994. Interest accrued at prime rate and was payable quarterly. The seller note was secured by certain property, plant and equipment. The note was paid in May 1994.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1994 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note G -- "Lease Commitments":

1995                                                     $    23,360
1996                                                         121,237
1997                                                          32,571
1998                                                              71
1999                                                             ---
Thereafter                                                       ---

  Total                                                  $   177,239

Based on quoted market values, the Company believes that the fair value of the Senior Secured Notes and Subordinated Notes is approximately $121,289 and $23,171, respectively, as of December 31, 1994. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $32,221, $31,805 and $15,602 of interest in 1994, 1993 and 1992, respectively.

The weighted average interest rate on short term borrowings outstanding was 10.2% at December 31, 1994 and 9.3% at December 31, 1993.


NOTE G -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $5,919 and $5,011 at December 31, 1994 and 1993, respectively, net of accumulated amortization of $2,856 and $3,352 at December 31, 1994 and 1993, respectively.

The Company's Material Handling Segment also routinely enters into sale-leaseback arrangements for certain equipment, which is later sold to third-party customers under sales-type lease agreements. The Company maintains a net investment in these leases, represented by the present value of payments due under the leases of $8,014 of which $1,549 is current at December 31, 1994.

In connection with the original sale-leaseback arrangements underlying the customer leasing program, the Company has an outstanding rental installment obligation which is recorded based on the present value of minimum payments due under the leases.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1994 are as follows:
                                                 Capital   Operating
                                                  Leases     Leases

1995                                               3,621     6,775
1996                                               3,059     5,910
1997                                               2,998     4,963
1998                                               2,542     3,333
1999                                               1,778     2,482
Thereafter                                           139     1,128

       Total minimum obligations                  14,137    24,591

Less amount representing interest                  1,760

       Present value of net minimum obligations   12,377
Less current portion                               2,445

       Long-term obligations                   $   9,932

Noncash investing and financing activities include net capital lease obligations of $1,144, $4,156 and $2,150 incurred in 1994, 1993 and 1992, respectively, when the Company entered into leases for new equipment.

Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $7,405, $6,294 and $6,601 in 1994, 1993, and 1992, respectively.

In November 1994, the Company entered into a sale-leaseback transaction for CMH's parts distribution center in Germany. The Company received net proceeds of 16,500 German marks ($11,000) and will lease the facility under the terms of a five year lease for a total rental of 2,900 German marks ($1,900) per year. The Company realized a gain of 6,244 German marks ($4,029) which was deferred and will be amortized as a reduction of rental expense over the lease term ($774 per year).


NOTE H -- INCOME TAXES

The components of Income (Loss) Before Income Taxes and Extraordinary Items are as follows:

                                             Year ended December 31,

                                             1994         1993      1992

United States                            $  12,355  $(67,455)  $     169
Foreign                                    (10,399)     2,533      2,813

  Income (loss) before income taxes
   and extraordinary items               $   1,956  $(64,922)  $   2,982


The major components of the Company's provision for income taxes are summarized below:

                                             Year ended December 31,
                                             1994         1993      1992

Current:
  Federal                                 $     --- $     --- $     ---
  State                                         498       ---       ---
  Foreign                                     2,132     1,336       167
  Utilization of foreign net operating
   loss ("NOL") carryforward                (1,844)   (1,178)       ---

       Current income tax provision             786       158       167

Deferred:
  Deferred federal income tax benefit           ---       ---     (100)

  Total provision for income taxes        $     786 $     158 $      67

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a valuation allowance has been recognized. The tax effects of the basis differences and net operating loss carryforward as of December 31, 1994 and 1993 are summarized below for major balance sheet captions:

                                                       1994      1993

       Net inventories                              $ (7,118) $ (4,343)
       Fixed assets                                   (9,564)   (9,933)
       Other                                            (485)     (202)

            Total deferred tax liabilities           (17,167)  (14,478)

       Receivables                                      1,376     2,136
       Warranties and product liability                20,756    20,709
       Investments                                        957     9,692
       All other items                                  6,098     4,914
       Benefit of net operating loss carryforward     126,573   114,109

            Total deferred tax assets                 155,760   151,560

       Deferred tax assets valuation allowance      (138,593) (137,082)

            Net deferred tax liabilities            $     ---       ---


The valuation allowance for deferred tax assets as of January 1, 1993 was $112,708. The net change in the total valuation allowance for the years ended December 31, 1993 and 1994 were increases of $24,374 and $1,511, respectively.

The Company's Provision for Income Taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's Loss Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                 Year ended December 31,

                                              1994         1993        1992

Statutory federal income tax rate         $     685    $(22,723)   $   1,014
Recognition of previously
 unrecognized tax assets                    (4,333)         ---          ---
NOL with no current benefit                     ---      21,641          ---
Foreign tax differential on
 income/losses of foreign subsidiaries        3,698       (627)        (856)
Goodwill write-off                              ---       1,793          ---
State tax                                       498         ---          ---
Other                                           238          74         (91)

  Total provision for income taxes        $     786    $    158    $      67

The Company has not provided for U.S. federal and foreign withholding taxes on $10,625 of foreign subsidiaries' undistributed earnings as of December 31, 1994, because such earnings are intended to be reinvested indefinitely. Any income tax liability that would result had such earnings actually been repatriated would likely be offset by utilization of NOL's. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $1,900.

At December 31, 1994, the Company had domestic federal net operating loss carryforwards of $272,501. Approximately $93,765 of the remaining net operating loss carryforwards are subject to special limitations under the Internal Revenue Code, and the NOL's may be affected by the current IRS examination discussed below.

The tax basis net operating loss carryforwards expire as follows:

                                                      Tax Basis Net
                                                     Operating Loss
                                                     Carryforwards

1995                                                      24,041
1996                                                      45,231
1997                                                       8,004
1998                                                      11,908
1999                                                         ---
2000                                                        4,581
2006                                                      20,689
2007                                                      35,661
2008                                                     101,896
2009                                                      20,490

       Total                                           $ 272,501

The Company also has various state net operating loss and tax credit carryforwards expiring at various dates through 2009 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $60,586 of loss carryforwards, $33,475 in Germany, $17,748 in U.K. and $9,363 in other countries, which are available to offset future foreign taxable income. The loss carryforwards in Germany and U.K. are available without expiration. The loss carryforwards in other countries of $7,271 are available without expiration, with the remaining $2,092 expiring in the years 1995 through 2000.

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 million plus interest and penalties. If the Company were required to pay a significant amount to resolve such assessment, it would have a material adverse impact on the Company and could exceed the Company's resources. The Company is preparing its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to significant legal and factual issues. If the Company's positions are upheld, management believes that the amounts due would not exceed amounts previously paid or provided; however, the Company's NOL's could be reduced. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties and the ultimate outcome cannot presently be determined.

The Company made income tax payments of $790, $58 and $66 in 1994, 1993 and 1992, respectively.


NOTE I -- PREFERRED STOCK

The Company's certificate of incorporation was amended in October 1993 to authorize 10,000,000 shares of preferred stock, $.01 par value per share. As of December 31, 1994, a total of 1,289,800 shares of preferred stock are issued and outstanding as described below.

Series A Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1994, the Company has 1,200,000 issued and outstanding shares of Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). These shares were issued as part of a private placement on December 20, 1993 which also included the issuance of 1,300,000 Common Stock Purchase Warrants (the "Series A Warrants," see Note J -- "Stockholders' Investment"). The Series A Preferred Stock has a par value of $.01 per share and an initial liquidation preference of $25.00 per share (the "Liquidation Preference"). During the period from the issue date and ending at the Accretion Termination Date (as defined below), the Liquidation Preference will accrete at the rate of 13% per year until December 20, 1998, and 18% per year thereafter. The Liquidation Preference totaled $34,321 at December 31, 1994.

After the Accretion Termination Date, the holders of the Series A Preferred Stock are entitled to cumulative dividends, payable quarterly, as described below. Each share of Series A Preferred Stock is convertible into 2.25 shares of the Company's common stock (subject to adjustment in certain circumstances), and is redeemable at the option of the Company on or after December 31, 1994 at a price equal to the Liquidation Preference plus unpaid dividends provided that a concurrent redemption of all outstanding Series A Warrants is made. The Series A Preferred Stock is subject to a mandatory redemption requirement on or before December 31, 2000 at a per share redemption price equal to the Liquidation Preference on the date of redemption plus accrued but unpaid dividends. The Series A Preferred Stock has no voting rights except when and if dividends are in arrears as described below.

Commencing three months prior to the date the Company's indentures and loan agreements allow the Company to declare and pay cash dividends on the Series A Preferred Stock ("the Accretion Termination Date"), dividends will begin to accrue at the rate of 13% per year through December 20, 1998, and at the rate of 18% per year thereafter. After the Accretion Termination Date the holders of the Series A Preferred Stock will be entitled to elect one additional director of the Company if the Company fails to declare and pay the full amount of dividends payable on any two dividend payment dates. Such holders will have a right to elect two additional directors of the Company if the Company misses four dividend payment dates.

The aggregate net proceeds to the Company for the Series A Preferred Stock and the Series A Warrants issued on December 20, 1993 were $27,179. The Company has allocated $10,328 and $16,851 of this amount to the Series A Preferred Stock and the Series A Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance, using information provided by the Company's investment bankers. The difference between the initially recorded amount and the redemption amount will be accreted to the carrying value of the Series A Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2000. In addition, the carrying value of the Series A Preferred Stock will be further adjusted for increases in the Liquidation Preference prior to the Accretion Termination Date as described above. The total accretion recorded in 1994 and 1993 was $5,912 and $152, respectively.

Series B Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1994, the Company has 89,800 issued and outstanding shares of Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"). These shares were issued to certain individuals on December 9, 1994 in consideration for the early termination of a contract between the Company and KCS Industries, Inc., a Connecticut limited partnership ("KCS"), a related party (see Note M -- "Related Party Transactions"). The transaction also included the issuance of 106,950 Common Stock Purchase Warrants (the "Series B Warrants," see Note J -- "Stockholders' Investment"). The Series B Preferred Stock has a par value of $.01 per share and an initial liquidation preference of $25.00 per share (the "Liquidation Preference"). During the period from the issue date and ending at the Accretion Termination Date (as defined below), the Liquidation Preference will accrete at the rate of 13% per year until December 20, 1999, and 18% per year thereafter. The Liquidation Preference totaled $2,257 at December 31, 1994.

After the Accretion Termination Date, the holders of the Series B Preferred Stock are entitled to cumulative dividends, payable quarterly, as described below. Each share of Series B Preferred Stock is convertible into 2.25 shares of the Company's common stock (subject to adjustment in certain circumstances), and is redeemable at the option of the Company on or after December 31, 1995 at a price equal to the Liquidation Preference plus unpaid dividends provided that a concurrent redemption of all outstanding Series B Warrants is made. The Series B Preferred Stock is subject to a mandatory redemption requirement on or before December 31, 2001 at a per share redemption price equal to the Liquidation Preference on the date of redemption plus accrued but unpaid dividends. The Series B Preferred Stock has no voting rights except when and if dividends are in arrears as described below.

Commencing three months prior to the date the Company's indentures and loan agreements allow the Company to declare and pay cash dividends on the Series B Preferred Stock ("the Accretion Termination Date"), dividends will begin to accrue at the rate of 13% per year through December 20, 1999, and at the rate of 18% per year thereafter.

The Company has allocated $853 and $713 to the Series B Preferred Stock and the Series B Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance (equivalent to the allocation used for the Series A Preferred Stock and Series A Warrants). The difference between the initially recorded amount and the redemption amount will be accreted to the carrying value of the Series B Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2001. In addition, the carrying value of the Series B Preferred Stock will be further adjusted for increases in the Liquidation Preference prior to the Accretion Termination Date as described above. The total accretion recorded in 1994 was $17.


NOTE J -- STOCKHOLDERS' INVESTMENT

Common Stock. The Company's certificate of incorporation was amended in October 1993 to increase the number of authorized shares of common stock, par value $.01 (the "Common Stock"), to 30,000,000. As of December 31, 1994, there were 10,303,067 shares issued and outstanding. Of the 19,696,933 unissued shares at that date, 6,016,228 shares were reserved for issuance as follows:

     Conversion of Series A Preferred Stock (Note I)     2,700,000
     Conversion of Series B Preferred Stock (Note I)       202,050
     Exercise of  Series A and Series B Warrants         3,005,950
     Exercise of Stock Options                             108,228

       Total reserved for issuance                       6,016,228

In December 1993, the Company issued 350,000 shares of Common Stock as a contribution to two of the Company's pension plans. The Company valued these shares at $2,323, based on 96.5% of the market price of the Common Stock on the date of issuance.

Series A Warrants. In connection with the private placement of the Series A Preferred Stock (see Note I -- "Series A Preferred Stock"), the Company issued 1,300,000 Series A Warrants. Each Series A Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2000 and is redeemable by the Company under certain circumstances. Upon the exercise or redemption of a Warrant, the holder thereof shall be entitled to receive 2.23 shares of Common Stock. The exercise price for the Warrants is $.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Series B Warrants. In connection with the private placement of the Series B Preferred Stock (see Note I -- "Series B Preferred Stock"), the Company issued 106,950 Series B Warrants. Each Series B Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2001 and is redeemable by the Company under certain circumstances. Upon the exercise or redemption of a Warrant, the holder thereof shall be entitled to receive one share of Common Stock. The exercise price for the Warrants is $.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO stock option is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of common stock, commencing one year after grant. ISO options expire after ten years. At December 31, 1994, 26,062 stock options were available for grant under the plan.

The following table is a summary of stock options:
                                           Number          Exercise Price
                                         of Options         per Option

  Outstanding at December 31, 1991        78,583          $    6.40 to 14.80
     Granted                              20,000                       13.25
     Exercised                          (25,917)               6.40 to 14.80
     Canceled or expired                (13,000)              10.20 to 14.80

  Outstanding at December 31, 1992        59,666          $    6.40 to 14.80
     Granted                              23,750               7.13 to 10.50
     Exercised                           (3,750)                       10.20
     Canceled or expired                 (3,750)                       14.80

  Outstanding at December 31, 1993        75,916          $    6.40 to 14.80
     Granted                              10,000                        6.63
     Exercised                               ---
     Canceled or expired                 (3,750)                       14.80

  Outstanding at December 31, 1994        82,166          $    6.40 to 14.80

  Exercisable at December 31, 1994        54,251          $    6.40 to 14.80


Long-Term Incentive Plan. In June 1994, the Company's board of directors approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's common stock available to be awarded under the Plan is 750,000, subject to certain adjustments. In June 1994, options to purchase a total of 308,800 shares of common stock at $5.50 per share and a total of 129,400 shares of restricted common stock were granted to employees and outside directors. The Plan, and the options and restricted stock granted thereunder, are subject to approval by the Company's shareholders. Accordingly, these shares and options are not considered to be outstanding and are not included in calculations of earnings per share.

Stock Appreciation Rights. In connection with the sale of the Senior Secured Notes and obtaining the consent of the holders of the Company's existing Subordinated Notes to modify the Subordinated Notes, the Company issued 658,409 common stock appreciation rights ("SAR"). As of December 31, 1994, there were 624,794 SAR's outstanding. Of the outstanding SAR's, 552,000 may be exercised at the option of the holder thereof at any time through July 31, 1996. The remaining 72,794 SAR's may be exercised through July 1, 1997. The SAR's entitle the holder to receive the market appreciation in the Company's Common Stock between $11.00 per share, subject to adjustment, and the average price per share for the 30 consecutive trading days prior to the date of exercise.
At December 31, 1994, there was no reserve requirement necessary because the Company's Common Stock price was below $11.00 per share.

Dividends. No dividends were declared or paid in 1994, 1993 or 1992. As discussed in Note F -- "Long-Term Obligations," certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. Under the most restrictive of these agreements, no retained earnings were available for dividends at December 31, 1994. The terms of the Company's outstanding Series A Preferred Stock and Series B Convertible Preferred Stock also restrict the Company's ability to pay cash dividends on the Common Stock.


NOTE K -- RETIREMENT PLANS

Pension Plans

US Plans

The Company maintains four defined benefit pension plans covering certain domestic employees. The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen as of May 7, 1993, and no participants will be credited with service following such date except that participants not fully vested will be credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund these plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

Pension expense includes the following components for 1994, 1993 and 1992:

                                                Year Ended December 31,
                                               1994        1993        1992

  Service cost for benefits
   earned during period                   $     183    $    449    $     499
  Interest cost on projected
   benefit obligation                         2,176       2,368        2,378
  Actual (return) loss on plan assets         (355)     (2,128)      (3,052)
  Net amortization and deferral             (1,150)         872        1,870
  Curtailment (gain) loss                       ---       (284)           58

             Net pension expense          $     854    $  1,277    $   1,753


The following table sets forth the US plans' funded status and the amounts recognized in the Company's financial statements at December 31:

                             1994                     1993                1992
                      OverfundedUnderfunded  Overfunded  UnderfundedUnderfunded
                        Plans      Plans       Plans        Plans        Plans

Actuarial present value of:

  Vested benefits   $  7,952    $  19,041    $  9,252    $  22,450    $  27,249

  Accumulated
   benefits         $  8,145    $  19,119    $  9,509    $  22,657    $  27,637

  Projected
   benefits         $  8,145    $  19,119    $  9,509    $  22,657    $  29,602
Fair value of
 plan assets           9,268       14,723       9,711       14,641       19,929

Projected benefit
 obligation
 (in excess of)
 less than
 plan assets           1,123      (4,396)         202      (8,016)      (9,673)
Unrecognized net
 loss from past
 experience different
 than assumed          2,488        1,778       3,691        4,173        6,328
Unrecognized prior
 service cost            470          ---         503          ---          920
Unrecognized
 transition (asset)      ---          ---         ---          ---        (324)
Adjustment to
 recognize minimum
 liability               ---      (1,778)         ---      (4,173)      (4,988)

  Pension asset
   (liability)
   recognized in the
   balance sheet    $  4,081    $ (4,396)    $  4,396    $ (8,016)    $ (7,737)


The expected long-term rate of return on plan assets was 9% for the periods presented. The discount rate assumption was 8.5% for 1994, 7.0% for 1993 and 8.25% for 1992. The assumption for the rate of compensation increase, if applicable per plan provisions, was 5.5% for 1992 and until May 7, 1993.

In accordance with the provisions of the SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an adjustment of $1,778 and $4,173 to recognize a minimum pension liability at December 31, 1994 and 1993, respectively. This liability is offset by a direct reduction of stockholders' investment of $1,778 and $4,173 at December 31, 1994 and 1993, respectively.

Assets of Terex's pension plans were combined with assets of Fruehauf's pension plans into a master trust (the "Master Trust") effective January 1, 1992. In 1993, the Master Trust acquired Terex Common Stock to be held in designated accounts for the benefit of Fruehauf retirees. The fair value of the Terex Common Stock held for the benefit of the Fruehauf retirees totaled approximately $3.3 million at December 31, 1993. The Master Trust disposed of this investment in Terex Common Stock in March 1994 for approximately $3.9 million.

In December 1993, Terex contributed 350,000 shares of Terex Common Stock, par value $.01, to the Master Trust for the benefit of two of the Terex plans, which were valued by Terex at $2,323 based upon 96.5% of the market value of Terex Common Stock as quoted on the New York Stock Exchange on the day of contribution. The market value of this investment was $2,450 at December 31, 1994.

In addition, the Master Trust held 6,000 Terex Common Stock Appreciation Rights ("Terex SAR's"), valued at $1.00 per right (total value of $6) at December 31, 1994 and 12,000 Terex SAR's, valued at $1.25 per right ($15 total) at December 31, 1993.

As of December 31, 1993 the Master Trust maintained a participation in Fruehauf's Credit Facility with a market value of $1,954 (cost of $2,299). The rights of the Master Trust were equivalent to those of the other lenders and investors.

Effective September 1, 1994, the Fruehauf Trailer Corporation Master Retirement Trust was created, and those investments held by the Master Trust allocable to the Fruehauf pension plans were transferred to the Fruehauf Trailer Corporation Master Retirement Plan Trust, including the investment in Fruehauf's Bank Credit Facility. The investments in Terex Common Stock and Terex SAR's remained in the Master Trust for the benefit of participants in Terex's pension plans.

International Plans

TEL maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. This plan is fully funded. Pension expense relating to this plan was approximately $260, $228 and $208 for the years ended December 31, 1994, 1993 and 1992, respectively.

Certain of CMH's German employees are covered by noncontributory defined benefit pension plans. The Company retained responsibility for such plans after the Acquisition. CMH also maintains separate pension benefit plans for certain German executive employees and for other staff. The executive pension plans are based on final pay and service, and, in some cases, are dependent on social security pensions while the other staff plans are based on fixed amounts applied to the number of years service rendered. The plans are unfunded.

The components of consolidated pension expense for each of the reporting periods covered by these financial statements is as follows:

                                                                 Five months
                                    Year Ended     Year Ended       ended
                                   December 31,   December 31,   December 31,
                                       1994           1993           1992

Current service cost                $   174        $   201        $   103
Interest cost                           877            862            339
Net amortization and deferrals        (820)             84             37

Defined benefit pension expense     $   231        $ 1,147        $   479


The following table reconciles the funded status of the Company's defined benefit pension plans to the amounts recognized on the Company's Consolidated Balance Sheet:

                                                  December 31,
                                              1994           1993

Accumulated benefit obligation,
 including nonvested benefits
 of $207 and $819 at
 December 31, 1994 and 1993               $  11,095      $  12,220

Projected benefit obligation              $  11,152      $  13,143
Unrecognized net gain/(loss)                  1,902          (893)
Unrecognized transition
 asset (liability)                            (665)          (814)
Adjustment required to recognize
 minimum liability                              ---            785

Accrued pension cost                      $  12,389      $  12,221


Discount rates of 7.5% in 1994 and 7% in 1993 were used to determine the projected benefit obligation. During 1994, the Company significantly reduced its German work force in connection with restructuring of its operations. As a result, the Company realized a curtailment gain with respect to these plans, which was recognized as a reduction of the unrecognized transition liability in accordance with the provisions of SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits." The Company changed certain assumptions used in the actuarial valuation of the plans: the assumed rate of compensation increases is 0% through 1999 and 2% thereafter (4% for all periods in the 1993 valuation); and the assumed rate of cost of living adjustments of pensions in payment is 0% through 1999 and 2% thereafter (3.5% for all periods in the 1993 valuation). These changes in assumptions reflect the reductions in personnel and other changes in the Company's operations, including changes in compensation arrangements, implemented during 1994. These changes resulted in an actuarial gain of $2,724. The gain in excess of 10% of the projected benefit obligation is being amortized over 2 years; $908 was amortized as a reduction of pension cost in 1994 and was recorded in the fourth quarter of 1994.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company can, but is not obligated to, contribute to certain of these plans.

Other Postretirement Benefits

The Company provides postretirement health and life insurance benefits to certain former salaried and hourly employees of Koehring. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service.

Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4,476. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants. The liability of the Company, as of December 31, was as follows:


                                              1994           1993
Actuarial present value of accumulated
  postretirement benefit obligation:
     Retirees                             $   4,604      $   4,522
     Active participants                        ---            ---
  Total accumulated postretirement
   benefit obligation                         4,604          4,522
Unamortized transition obligation           (3,730)        (4,103)

  Liability recognized in the
   balance sheet                          $     874      $     419


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

Net periodic postretirement benefit expense includes the following components for 1994 and 1993:

                                      Year Ended December 31,
                                           1994      1993

               Service Cost             $   ---   $   ---
               Interest cost                369       369
               Net amortization             373       373

                    Total                   742       742

The Company's postretirement benefit obligations are not funded. Net periodic postretirement benefit expense for the year ended December 31, 1994 and 1993 was approximately $455 and $419 greater on the accrual basis than it would have been on the cash basis.

Retiree health payments totaled $235 for the year ended December 31, 1992.


NOTE L -- LITIGATION AND CONTINGENCIES

In December 1992, a Class Action complaint was filed, purportedly on behalf of all persons who purchased Fruehauf common stock during the period from June 28, 1991 through December 4, 1992, against Fruehauf, the Company, certain of Fruehauf's then officers and directors, including Randolph W. Lenz, Marvin B. Rosenberg and G. Chris Andersen, and certain of the underwriters of the initial public offering of Fruehauf, namely, PaineWebber Incorporated, Alex. Brown & Sons, Incorporated and Wertheim Schroder & Co., Incorporated, in the United States District Court for the Eastern District of Michigan, Southern Division, seeking unspecified compensatory and punitive damages. The complaint alleges, among other things, that, in connection with and following the initial public offering of Fruehauf, the defendants misrepresented Fruehauf's liquidity and the status of compliance with Fruehauf's credit facilities at the time of the Fruehauf IPO, and in certain other documents publicly disseminated by Fruehauf subsequent to the initial public offering. The plaintiffs then amended their complaint to include claims based on the April 1993 restatement of Fruehauf's 1989 and 1990 financial statements. The defendants filed answers to the complaint denying material allegations of the complaint, as amended, and asserting various affirmative defenses. A motion for partial summary judgment against the defendants on the restatement claims is currently pending. The Company has not recorded any loss provision for this litigation. The Company has been participating in settlement discussions and, based on an agreement in principal reached with the plaintiffs, believes that an agreement to settle this litigation will be resolved without any material adverse impact to the Company.

In the Company's lines of business, but primarily in the Material Handling Segment, numerous suits have been filed alleging damages for injuries or deaths from accidents involving the Company's products that have arisen in the normal course of operations. As part of the acquisition of CMH, the Company and CMH assumed both the outstanding and future product liability exposures related to such operations. As of December 31, 1994, CMH had approximately 120 lawsuits outstanding alleging damages for injuries or deaths arising from accidents involving CMH products. Most of the foregoing suits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability, based in part upon actuarial determinations, in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company is contingently liable as a guarantor for certain customers' floor plan obligations with financial institutions. As a guarantor, the Company is obligated to purchase equipment which has been repossessed by the financial institution based upon the unamortized principal balance outstanding. The Company records the repossessed inventory as used equipment at its estimated net realizable value. Any resultant losses are charged against related reserves. The guarantee under such floor plans aggregated $7,031 at December 31, 1994. The Company has recorded reserves based on management's estimates of potential losses arising from these guarantees. Historically, the Company has incurred only immaterial losses relating to these arrangements.

CMH has also given guarantees to financial institutions relating to capital loans, residual guarantees and other dealer and customer obligations arising out of the ordinary conduct of its business. Such guarantees approximated $6,400 at December 31, 1994. Potential losses on such guarantees are accrued as a component of the Allowance for Doubtful Accounts.

To enhance its marketing effort and ensure continuity of its dealer network, CMH has also agreed as part of its dealer sales agreements to repurchase certain new and unused products and parts inventory and certain products used as dealer rental assets in the event of a dealer termination. Repurchase agreements included in operating agreements with an independent financial institution have been patterned after those included in the dealer sales agreements, and provide for repurchase of inventory in certain circumstances of dealer default on financing provided by the financial institution to the dealer. Dealer inventory and rental asset financing of approximately $206,000 at December 31, 1994 were covered by those operating agreements. Under these agreements, when dealer terminations do occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Historically, CMH has incurred only immaterial losses relating to these arrangements.

Terex's outstanding letters of credit totaled $6,687 which are cash collateralized. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

As described in Note H -- "Income Taxes," the Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989.

Terex has agreed to indemnify certain outside parties for losses related to Fruehauf's worker compensation obligations. Some of the claims for which Terex is contingently obligated are also covered by bonds issued by an insurance company. As of December 31, 1994 Terex has recognized liabilities for these contingent obligations in the aggregate amount of $2,000, representing management's estimate of the maximum potential losses which the Company might incur.


NOTE M -- RELATED PARTY TRANSACTIONS

Under a contract dated July 1, 1987, as amended, KCS Industries, L.P., a Connecticut limited partnership ("KCS"), principally owned by Randolph W. Lenz, Chairman of the Board and a principal stockholder of the Company, provided administrative, financial, marketing, technical, real estate and legal services to the Company and its subsidiaries until December 31, 1993. KCS also provided assistance in the evaluation, negotiation and consummation of potential acquisitions of other companies, products and processes, as well as the development of new areas of business for the Company.

For the services of KCS, the Company paid KCS an annual fee plus the reimbursement for all out-of-pocket expenses incurred by KCS in fulfilling the contract, including travel and similar expenses and fees for professional and other services provided by third parties. Each year the contract was in effect, the annual fee increased by the greater of 10% or the increase in the Consumer Price Index, subject to limitations imposed by the Company's debt agreements. During 1993 and 1992, the Company made payments to KCS for fees of $2,878 and $2,848, respectively.

During 1993, the Board of Directors of the Company concluded that it would be in the Company's best interest to terminate the Company's contract with KCS and integrate the management services of KCS directly into the Company. Pursuant to an agreement between the Company and KCS, the contract between the Company and KCS was terminated as of the close of business on December 31, 1993. David
J. Langevin and Marvin B. Rosenberg, employees of KCS, became salaried employees of the Company effective January 1, 1994, with the titles of Executive Vice President and Senior Vice President, respectively. In consideration of the termination of the contract, the Company issued 89,800 shares of the Company's Series B Cumulative Redeemable Convertible Preferred Stock (valued at $853) and 106,950 Series B Warrants (valued at $713), the terms of which are substantially similar to the terms of the Company's outstanding Series A Preferred Stock and Series A Warrants, respectively. Of such amounts, Mr. Lenz received 38,800 shares of preferred stock and warrants exercisable for 15,700 shares of Terex Common Stock and Messrs. Langevin and Rosenberg received 25,500 shares of preferred stock and warrants exercisable for 45,625 shares of Terex Common Stock. In addition, Messrs. Lenz, Langevin and Rosenberg received cash payments of $515, $82 and $82, respectively.

The Company, certain directors and executives of the Company, and KCS are named parties in various legal proceedings. During 1994, 1993 and 1992, the Company incurred $319, $351 and $59 of legal fees and expenses on behalf of the Company, directors and executives of the Company, and KCS named in the lawsuits.

On January 25, 1993, Terex entered into an agreement whereby KCS borrowed $1,683 from Terex (the "KCS/Terex Note"). The KCS/Terex Note bore interest at prime. The loan represented by the KCS/Terex Note may have constituted a default under the Senior Secured Notes, the Subordinated Notes and the Bank Lending Agreement. The entire balance was repaid to Terex on February 1, 1993, six days after the initial borrowing, thereby curing any default which may have occurred.

In conjunction with the CMH Acquisition, the Company financed the acquisition and refinanced a major component of its previously outstanding bank debt through a private placement of Secured Notes and SAR's, and the establishment
of the Bank Lending Agreement.   Mr. Raben, a director of the Company, is an
employee and officer of Jefferies & Company, Inc. ("Jefferies"), the investment banking firm which acted as an exclusive placement agent for the Company in the offering of the Senior Secured Notes and SAR's. Jefferies was paid fees of $6,500 in 1992 for services performed as placement agent. Jefferies was also the Company's placement agent for the December 1993 sale of the Series A Preferred Stock and Series A Warrants for which Jefferies received fees totalling $2,500 in 1993. Jefferies was also the agent for the Company for certain sales by the Company of its common stock of Fruehauf in 1993.
Jefferies purchased 250,000 Series A Warrants and 180,000 shares of Series A Preferred Stock from the Company in connection with the Company's private placement on December 20, 1993.

David A. Sachs, a director of the Company, was affiliated with the Airlie Group L.P. ("Airlie"), a limited partnership which owns approximately 9% of the Company's Common Stock (including Common Stock issuable upon conversion of Series A Preferred Stock) and 40,000 Warrants. Until May 1994, Mr. Sachs was an employee of the investment firm of TMT-FW, Inc. which is one of two general partners of the general partner of Airlie. During the time Mr. Sachs was affiliated with Airlie, Airlie received all director fees to which Mr. Sachs was entitled by reason of his service as a director of the Company ($6 in 1994 and $24 in 1993). On December 20, 1993, Airlie purchased 40,000 Warrants and 40,000 shares of Series A Preferred Stock from the Company as part of the Company's private placement.

In 1992, the Board approved a program to consolidate Fruehauf's parts warehousing and administration functions with the Company. During the fourth quarter of 1992, Fruehauf announced its intention to close its parts warehouse in Westerville, Ohio and transfer its replacement parts inventory to the Terex distribution center in Southaven Mississippi. In November 1992, in contemplation of the parts consolidation, Terex had transferred $2.0 million to Fruehauf. As a result of a debt restructuring of Fruehauf, the proposed arrangement was not effectuated and, in May 1993, Terex entered into an agreement with an operating unit of Fruehauf, whereby such operating unit was to provide products and manufacturing services to Terex. This agreement required Terex to make a $2.0 million payment to such operating unit, which Terex effected on May 11, 1993 by instructing Fruehauf to transfer the $2.0 million Fruehauf owed to Terex directly to such operating unit. The operating unit of the Fruehauf unit in question subsequently ceased operations. The Company is in discussions with Fruehauf concerning the satisfaction of Fruehauf's obligations under the May 1993 agreement.

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


NOTE N-- BUSINESS SEGMENT INFORMATION

The Company operates in two industry segments: Material Handling and Heavy Equipment.

The Material Handling Segment, which was acquired during 1992 (see Note B -- "Acquisitions"), designs, manufactures and markets a complete line of internal combustion and electric lift trucks, electric walkies, automated pallet trucks, industrial tow tractors and related replacement parts. Material Handling Segment products are used in material handling applications in a broad array of manufacturing, distribution and transportation industries.

The Heavy Equipment Segment designs, manufactures and markets heavy-duty, off-highway earthmoving, construction, lifting, material handling and aerial lift equipment, and related components and replacement parts. Products include haulers, scrapers, wheel loaders, crawlers, mobile cranes, excavators and aerial lifts. Such products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel; and handling materials in the scrap, refuse and lumber industries.

Industry segment information is presented below:

                                  1994           1993           1992

   Sales
    Material Handling         $   472,652    $   395,625    $   240,940
    Heavy Equipment               317,168        275,164        282,415
    Eliminations                  (3,039)          (480)            ---

     Total                    $   786,781    $   670,309    $   523,355

   Income (Loss) From Operations
    Material Handling         $  (13,983)    $  (28,573)    $     2,177
    Heavy Equipment                18,952          2,922        (5,929)
    General/Corporate             (1,608)        (3,527)          (373)

     Total                    $     3,361    $  (29,178)    $   (4,125)

   Depreciation and Amortization
    Material Handling         $    11,024    $     9,733    $     4,068
    Heavy Equipment                 3,169          8,707          3,564
    General/Corporate               2,904          3,960          2,188

     Total                    $    17,097    $    22,400    $     9,820

   Capital Expenditures
    Material Handling         $     7,860    $     8,882    $     3,129
    Heavy Equipment                 4,565          2,620          2,238
    General/Corporate                 292             47             15

     Total                    $    12,717    $    11,549    $     5,382

   Identifiable Assets
    Material Handling         $   194,985    $   205,581    $   247,813
    Heavy Equipment               187,710        168,236        229,042
    General/Corporate              18,921         16,885            501

     Total                    $   401,616    $   390,702    $   477,356


   Geographic segment information is presented below:
                                  1994           1993           1992


   Sales
    North America             $   557,114    $   466,927    $   369,394
    Europe                        240,670        211,726        149,970
    All other                      33,994         19,338         30,780
    Eliminations                 (44,997)       (27,682)       (26,789)

     Total                    $   786,781    $   670,309    $   523,355

   Income (Loss) From Operations
    North America             $     6,255    $  (32,004)    $  (11,968)
    Europe                        (4,449)          (722)          5,453
    All other                         374          2,320          1,351
    Eliminations                    1,181          1,228          1,039

     Total                    $     3,361    $  (29,178)    $   (4,125)

   Identifiable Assets
    North America             $   250,559    $   241,564    $   363,252
    Europe                        167,538        150,006        122,877
    All other                       8,766         10,785          8,664
    Eliminations                 (25,247)       (11,653)       (17,437)

     Total                    $   401,616    $   390,702    $   477,356


Sales between segments and geographic areas are generally priced to recover costs plus a reasonable markup for profit. Operating income equals net sales less direct and allocated operating expenses, excluding interest and other nonoperating items. Corporate assets are principally cash, marketable securities and administration facilities.

The Material Handling Segment operations market their product primarily through independent dealers and distributors. The Heavy Equipment Segment operations market their products through independent dealers and distributors and directly to the end user.

The Company is not dependent upon any single customer. No single customer accounted for more than 10% of 1994, 1993 or 1992 consolidated net sales.

Export sales from U.S. operations were as follows:

                                                 Year ended December 31,
                                              1994         1993        1992

North and South America                   $  34,873    $ 28,838    $  31,845
Europe, Africa and Middle East               15,122      20,689       38,191
Asia and Australia                           39,574      32,837       22,311

                                          $  89,569    $ 82,364    $  92,347


NOTE O -- LIQUIDITY, FINANCING AND SEVERANCE ACTIONS

The Company experienced significant operating losses in the first quarter of 1994. Results improved in the second through fourth quarters of 1994 and the Company generated income from operations of $3,361 for the year and $6,268 for the quarter ended December 31, 1994. During 1994 the Company has taken significant actions to reduce its overall cost structure and improved liquidity by selling non-strategic assets to repay debt and lower interest costs.
During 1994, the Company repaid $35,744 of high interest rate debt, which will result in interest expense savings of approximately $4,700 on an annual basis.

In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees in the Material Handling Segment's North American and European operations. The Company also reorganized certain marketing activities and closed several of its regional sales offices in the United States. The Company recorded a $4,549 charge in the second quarter of 1994 for severance costs associated with these actions. In December 1994, the Company announced additional personnel reductions totaling approximately 90 employees in conjunction with the closing of the Material Handling Segment's Korean plant and certain branch sales offices in France. An additional $2,804 charge was recorded for costs, principally severance costs, associated with these actions.

The indentures governing the Senior Secured Notes and Subordinated Notes require, among other things, that the Company maintain certain levels of tangible net worth (the "Net Worth Covenants") and collateral (the "Collateral
Covenants").   In the event that the Company's net worth is not in excess of the amount required under the Net Worth Covenants for any two consecutive quarters, the Company must offer to repurchase, at par plus accrued interest,
20% of the outstanding principal amount of the Notes.    In the event the
Company is not in compliance with the Collateral Covenants at the end of any calendar quarter, the Company must offer to repurchase, at par plus accrued interest, $16,000 principal amount of the Senior Secured Notes or such greater amount as would be necessary to bring the Company into compliance with the Collateral Covenants. If any offer to repurchase Notes were required to be made as a result of noncompliance with the Covenants it is likely that the Company would require additional funding to complete the offer, and if such funding were unavailable to it, the Company would be unable to comply with the terms of the Notes and the maturity of the Notes may be accelerated. Such circumstances could result in a material adverse impact on the Company.

The Company was in compliance with the Net Worth Covenants and the Collateral Covenants at December 31, 1994 and throughout 1994. During 1994, the Company has taken actions to maintain compliance with the Net Worth Covenants and Collateral Covenants, including the sale of its Drexel subsidiary, shares of Fruehauf common stock and other assets, and plans to take additional actions, if needed, to continue in compliance. As discussed below, the Company is seeking to refinance the Senior Secured Notes and the Subordinated Notes during 1995. In the event that the Company is not successful in such refinancing, the Company believes that, based on management's current estimates, it will be in compliance with its covenants with respect to the Senior Secured Notes and Subordinated Notes over the next twelve months.

The Company's interest payment requirements for 1995 total approximately $23,200 on the Senior Secured Notes, the Subordinated Notes and the Lending Facility, of which amount approximately $10,900 has been paid as of March 1, 1995. The Company's principal repayment requirements for 1995 include approximately $8,247 in June 1995 for a required sinking fund payment on the Subordinated Notes. In addition, as a result of the sale of certain real estate collateral in November and December 1994, 500,000 shares of Fruehauf common stock in December 1994 and the remaining 486,622 shares of Fruehauf common stock in January 1995, pursuant to the indenture for the Senior Secured Notes, the Company also intends to offer to repurchase approximately $15,923 of the Senior Secured Notes in the second quarter of 1995.

The Senior Secured Notes mature on August 1, 1996 and the Subordinated Notes mature on July 1, 1997. As discussed below, the Company is currently seeking to refinance the Senior Secured Notes and Subordinated Notes during 1995; however, there is no assurance that it will be successful in this regard. If the refinancing is not completed, management intends to pursue alternative refinancing opportunities, including replacement or additional working capital based lending facilities; however, management has not identified any specific sources of such alternative financing.

If the Company does not refinance the Senior Secured Notes and Subordinated Notes and does not arrange additional financing before the principal repayments of Senior Secured Notes and Subordinated Notes discussed above are due, the Company intends to fund such repayments from operations. The need to use funds from operations for $24,300 of debt repayments in the second quarter of 1995 could adversely affect the Company's operations by affecting its ability to meet its operating payment obligations, including payments to vendors, on a timely basis in the second quarter, although management believes that continued improvement in cash flow from operations would allow the Company to return to normal payment terms during the second half of 1995.

The Company has announced its plans to acquire, through a newly formed wholly owned subsidiary of the Company ("Terex Cranes"), (i) substantially all of the capital stock of P.P.M., S.A. ("PPM Europe") which is engaged in the mobile crane and container stacker business in Europe primarily under the PPM brand name, and (ii) all of the capital stock of Legris Industries, Inc. ("PPM North America"), which is currently engaged in the mobile crane and container stacker business in the United States, Singapore and Australia primarily under the P&H brand name ("PPM North America" and, together with PPM Europe, "PPM"), from Legris Industries, S.A. Simultaneously with the closing of the acquisition, the Company will contribute to Terex Cranes, substantially all of the assets, subject to all of the liabilities of its Koehring and Mark divisions.

The aggregate purchase price for PPM (including debt to be repaid immediately after the acquisition and debt expected to remain outstanding) is approximately 577,000 French Francs (approximately $115,400). A portion of the purchase price is payable by issuance of a redeemable non-interest bearing promissory note of Terex Cranes in the amount of 8,000 French Francs (approximately $1,600) and 119,000 French Francs (approximately $23,800) in aggregate liquidation preference of preferred stock of Terex Cranes, bearing no dividends. The note matures in seven years and may be paid in cash or, at the option of Terex Cranes, in common stock of Terex Cranes. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit to be conducted following the consummation of the acquisition.

The Company intends to finance the cash portion of the purchase price through the sale to institutional investors of a new series of secured notes. Proceeds from the sale of such notes will also provide funds to permit the Company to redeem all of its existing Senior Secured Notes and Senior Subordinated Notes. The Company is also endeavoring to obtain expanded working capital lending facilities. There is no assurance that the Company will be able to conclude any of such financings.



-----------------------------------------------------------------------------



                      TEREX CORPORATION AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (Amounts in thousands)

                   Balance           Additions
                  Beginning    Charges to                          Balance End
                   of Year      Earnings     Other    Deductions(1)  of Year

Year ended
December 31, 1994:

Deducted from
 asset accounts:
 Allowance for
  doubtful
  accounts       $   7,478    $  1,018    $     ---    $(2,382)    $   6,114
 Reserve for
  excess and
  obsolete
  inventory         20,670       7,561          ---     (7,154)       21,077

     Totals      $  28,148    $  8,579    $     ---    $(9,536)    $  27,191


Year ended
December 31, 1993:

Deducted from
 asset accounts:
 Allowance for
  doubtful
  accounts       $   6,348    $  1,713    $     ---    $  (583)    $   7,478
 Reserve for
  excess and
  obsolete
  inventory         22,364       7,478          ---     (9,172)       20,670

     Totals      $  28,712    $  9,191    $     ---    $(9,755)    $  28,148


Year ended
December 31, 1992:

Deducted from
 asset accounts:
 Allowance for
  doubtful
  accounts       $   1,932    $    642    $  4,462 (2) $  (688)    $   6,348
 Reserve for
  excess and
  obsolete
  inventory         20,135       2,545         691 (3)  (1,007)       22,364

     Totals      $  22,067    $  3,187    $   5,153   $ (1,695)    $  28,712


   (1)  Utilization of established reserves, net of recoveries.
   (2)  Added with the acquisition of businesses.
   (3)  Includes balances reclassified to other accounts.


-------------------------------------------------------------------------------



                               INDEX TO EXHIBITS

    3.1 Restated Certificate of Incorporation of Terex Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    3.2 Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.2 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    3.3 Certificate of Designation of Preferences and Rights of Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock") of Terex Corporation.*

    4.1 Indenture dated as of June 30, 1987 regarding Terex Corporation, as Obligor, and Northwest Engineering Company, as Guarantor, with respect to Terex Corporation's 13-1/2% Senior Subordinated Notes due July 1, 1997 (incorporated by reference to Exhibit 4.2 to the Form 8-K dated June 30, 1987 of Northwest Engineering Company, Commission File No. 0-572).

    4.2 First Supplemental Indenture dated as of August 24, 1988 relating to Terex Corporation's 13-1/2% Senior Subordinated Notes due July 1, 1997 (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Form S-2 Registration Statement of Terex Corporation, Registration No. 33-23832).

    4.3 Second Supplemental Indenture dated as of July 31, 1992 relating to Terex Corporation's 13-1/2% Senior Subordinated Notes due July 1, 1997 (incorporated by reference to Exhibit 4.28 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.4 Third Supplemental Indenture dated as of April 20, 1993 relating to Terex Corporation's 13-1/2% Senior Subordinated Notes due July 1, 1997 (incorporated by reference to Exhibit 4.4 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.5 Fourth Supplemental Indenture dated as of August 25, 1993 relating to Terex Corporation's 13-1/2% Senior Subordinated Notes due July 1, 1997 (incorporated by reference to Exhibit 4.5 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.6 Indenture dated as of July 31, 1992 between Terex Corporation, as Obligor, and United States Trust Company of New York, as Trustee, with respect to the 13% Senior Secured Notes due 1996 (incorporated by reference to Exhibit 4.16 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.7 First Supplemental Indenture dated as of November 1, 1992 relating to the 13% Senior Secured Notes due 1996 (incorporated by reference to Exhibit 4.27 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.8 Second Supplemental Indenture dated as of April 20, 1993 relating to the 13% Senior Secured Notes due 1996 (incorporated by reference to Exhibit 4.8 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.9 Security and Pledge Agreement dated as of July 31, 1992 between Terex Corporation and United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 10.38 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.10 Bond and Floating Charge, dated as of July 31, 1992, executed by Terex Corporation in favor of United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.11 Guarantee and Bond and Floating Charge, dated July 31, 1992, executed by Terex Equipment Limited in favor of United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 4.19 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.12 Bond and Floating Charge, dated as of July 31, 1992, executed by Terex Corporation in favor of Continental Bank, N.A. (incorporated by reference to Exhibit 4.29 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.13 Guarantee and Bond and Floating Charge dated July 31, 1992, executed by Terex Equipment Limited in favor of Continental Bank, N.A. (incorporated by reference to Exhibit 4.30 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.14 Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of United States Trust Company of New York, as collateral agent, affecting Koehring Machinery Center, Waterloo, Iowa (incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.15 Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of United States Trust Company of New York, as collateral agent, affecting Unit Rig, Tulsa, Oklahoma (incorporated by reference to Exhibit 4.21 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.16 Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of United States Trust Company of New York, as collateral agent, affecting Unit Rig Parts Depot, Gillette, Wyoming (incorporated by reference to Exhibit 4.22 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.17 Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Clark Material Handling Company in favor of United States Trust Company of New York, as collateral agent, affecting Danville Plant, Danville, Kentucky, Engineering and Training Center, Lexington, Kentucky and Lees Town Plant, Lexington, Kentucky (incorporated by reference to Exhibit 4.23 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.18 Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Drexel Industries, Inc. in favor of United States Trust Company of New York, as collateral agent, affecting Drexel Plant, Horsham, Pennsylvania (incorporated by reference to Exhibit 4.24 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.19 Gesellschaft (mortgage) dated as of July 31, 1992 from Clark Equipment GmbH in favor of United States Trust Company of New York and Continental Bank, N.A. as collateral agents, affecting Mulheim-Ruhr, Germany (incorporated by reference to Exhibit 4.25 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.20 Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of United States Trust Company of New York, as collateral agent, affecting Distribution Center, Southaven, Mississippi (incorporated by reference to Exhibit 4.26 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.21 Junior Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of Continental Bank, N.A., as collateral agent, affecting Koehring Machinery Center, Waterloo, Iowa (incorporated by reference to Exhibit 4.31 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.22 Junior Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of Continental Bank, N.A., as collateral agent, affecting Unit Rig, Tulsa, Oklahoma (incorporated by reference to Exhibit 4.32 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.23 Junior Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of Continental Bank, N.A., as collateral agent, affecting Unit Rig Parts Depot, Gillette, Wyoming (incorporated by reference to Exhibit 4.33 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.24 Junior Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Clark Material Handling Company in favor of Continental Bank, N.A., as collateral agent, affecting Danville Plant, Danville, Kentucky, Engineering and Training Center, Lexington, Kentucky and Lees Town Plant, Lexington, Kentucky (incorporated by reference to Exhibit 4.34 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.25 Junior Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Drexel Industries, Inc. in favor of Continental Bank, N.A., as collateral agent, affecting Drexel Plant, Horsham, Pennsylvania (incorporated by reference to Exhibit 4.35 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.26 Junior Mortgage, Assignment of Rents and Fixture Filing dated as of July 31, 1992 from Terex Corporation in favor of Continental Bank, N.A., as collateral agent, affecting Distribution Center, Southaven, Mississippi (incorporated by reference to Exhibit 4.36 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.27 Security Agreement dated as of July 31, 1992 between Clark Material Handling Company and United States Trust Company of New York, as collateral agent (incorporated by reference to Exhibit 10.39 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.28 Security Agreement dated as of July 31, 1992 between Clark Lift of Western Michigan, Inc. and United States Trust Company of New York, as collateral agent (incorporated by reference to Exhibit 10.40 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.29 Security Agreement dated as of July 31, 1992 between Clark Components International, Inc. and the United States Trust Company of New York, as collateral agent (incorporated by reference to Exhibit 10.41 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.30 Security Agreement dated as of July 31, 1992 between Drexel Industries, Inc. and United States Trust Company of New York, as collateral agent (incorporated by reference to Exhibit 10.45 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.31 Security and Pledge Agreement dated as of July 31, 1992 between Terex Corporation and Continental Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.42 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.32 Security Agreement dated as of July 31, 1992 between Clark Material Handling Company and Continental Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.43 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.33 Security Agreement dated as of July 31, 1992 between Drexel Industries, Inc. and Continental Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.44 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.34 Security Agreement dated as of July 31, 1992 between Clark Lift of Western Michigan, Inc. and Continental Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.46 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.35 Security Agreement dated as of July 31, 1992 between Clark Components International, Inc. and Continental Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.47 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

    4.36 First Amendment, dated as of January 1, 1993, to Security Agreement between Clark Material Handling Company and United States Trust Company of New York, as Collateral Agent, dated as of July 31, 1992 (incorporated by reference to Exhibit 4.36 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.37 First Amendment, dated as of January 1, 1993, to Security Agreement between Clark Lift of Western Michigan, Inc. and United States Trust Company of New York, as Collateral Agent, dated as of July 31, 1992 (incorporated by reference to Exhibit 4.37 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.38 First Amendment, dated as of January 1, 1993, to Security Agreement between Clark Components International, Inc. and United States Trust Company of New York, as Collateral Agent, dated as of July 31, 1992 (incorporated by reference to Exhibit 4.38 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.39 First Amendment, dated as of January 1, 1993, to Security Agreement between Drexel Industries, Inc. and United States Trust Company of New York, as Collateral Agent, dated as of July 31, 1992 (incorporated by reference to Exhibit 4.39 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.40 Warrant Agreement dated as of December 20, 1993 between Terex Corporation and Mellon Securities Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.40 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.41       Form of Series A Warrant (incorporated by reference to Exhibit
4.41 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

    4.42 Form of Series A Preferred Stock certificate (incorporated by reference to Exhibit 4.42 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

    4.43       Form of Series B Warrant.*

    4.44       Form of Series B Preferred Stock Certificate.*

   10.1 Terex Corporation Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement of Terex Corporation, Registration No. 33-21483).

   10.2        1994 Terex Corporation Long Term Incentive Plan.*

   10.3        Terex Corporation Employee Stock Purchase Plan.*

   10.4 Purchase Agreement dated June 30, 1987, with respect to Terex Corporation's 13-1/2% Senior Subordinated Notes due July 1, 1997 between Terex Corporation and the original purchasers of the Notes (incorporated by reference to Exhibit 4.2 to the Form S-4 Registration Statement of Terex Corporation, Registration No. 33-20737).

   10.5 Purchase Agreement dated July 31, 1992 between Terex Corporation and the original purchasers of the Notes with respect to Terex Corporation's 13% Senior Secured Notes due 1996 (incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

   10.6 Debt Registration Rights Agreement dated as of July 31, 1992 between Terex Corporation and the purchasers who are signatories thereto (incorporated by reference to Exhibit 4.17 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.7 Common Stock Appreciation Rights Agreement dated as of July 31, 1992 between Terex Corporation and United States Trust Company of New York, as SAR Agent (incorporated by reference to Exhibit 10.36 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

   10.8 SAR Registration Rights Agreement dated as of July 31, 1992 between Terex Corporation and the purchasers who are signatories thereto (incorporated by reference to Exhibit 10.37 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

   10.9 Stock Purchase Agreement dated as of May 27, 1992 between Clark Equipment Company and Terex Corporation (incorporated by reference to Exhibit
10.27 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.10 First Amendment to Stock Purchase Agreement dated as of July 31, 1992 between Terex Corporation and Clark Equipment Company (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.11 Promissory Note dated as of July 31, 1992 executed by Terex Corporation in favor of Clark Equipment Company (incorporated by reference to Exhibit 10.29 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.12 Tax Agreement dated as of July 31, 1992 between Terex Corporation in favor of Clark Equipment Company (incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.13 Trademark Assignment Agreement dated as of July 31, 1992 between Clark Equipment Company and Clark Material Handling Company (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.14 Trademark Assignment dated as of July 31, 1992 executed by Clark Equipment Company in favor of Clark Material Handling Company (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.15 License Agreement dated as of July 31, 1992 between Clark Equipment Company and Clark Material Handling Company (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.16 Mortgage dated as of July 31, 1992 by Clark Equipment GmbH for the benefit of Clark Equipment Company (incorporated by reference to Exhibit
10.34 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

   10.17 Loan and Security Agreement dated as of May 20, 1993 between Foothill Capital Corporation and Terex Corporation (incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement of Terex Corporation Registration No. 33-56924).

   10.18 Loan and Security Agreement dated as of May 20, 1993 between Foothill Capital Corporation and Clark Material Handling Company (incorporated by reference to Exhibit 10.2 to the Form S-3 Registration Statement of Terex Corporation, Registration No. 33-56924).

   10.19 Continuing Guaranty dated as of May 20, 1993 of Terex Corporation (incorporated by reference to Exhibit 10.3 to the Form S-3 Registration Statement of Terex Corporation, Registration No. 33-56924).

   10.20 Continuing Guaranty dated as of May 20, 1993 of Clark Material Handling Company (incorporated by reference to Exhibit 10.4 to the Form S-3 Registration Statement of Terex Corporation, Registration No. 33-56924).

   10.21 Amendment Number One dated as of August 24, 1993 to Loan and Security Agreement dated as of May 20, 1993 between Foothill Capital Corporation and Terex Corporation (incorporated by reference to Exhibit 10.19 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.22 Amendment Number One dated as of August 24, 1993 to Loan and Security Agreement dated as of May 20, 1993 between Foothill Capital Corporation and Clark Material Handling Company (incorporated by reference to
Exhibit 10.20 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.23 Termination, General Release and Waiver Agreement, dated as of June 29, 1993, between Clark Material Handling Company and Gary D. Bello (incorporated by reference to Exhibit 10.21 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.24 Form of Purchase Agreement dated as of December 20, 1993 between Terex Corporation and the purchasers of Series A Warrants and shares of Series A Preferred Stock of Terex Corporation (incorporated by reference to Exhibit
10.22 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.25 Registration Rights Agreement dated as of December 20, 1993 between Terex Corporation and the purchasers of Series A Warrants (incorporated by reference to Exhibit 10.23 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.26 Registration Rights Agreement dated as of December 20, 1993 between Terex, Corporation and the purchasers of shares of Series A Preferred Stock of Terex Corporation (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.27       Series B Preferred Stock Registration Rights Agreement.*

   10.28 Agreement dated July 1, 1987, between KCS Industries, Inc. and Northwest Engineering Company (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement of Terex Corporation, Registration No. 33-20737).

   10.29 Management Agreement Amendment, dated January 1, 1993, between KCS Industries, Inc. and Terex Corporation (incorporated by reference to
Exhibit 10.26 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.30 Management Agreement Termination Agreement, dated January 1, 1994, between KCS Industries, L.P. and Terex Corporation (incorporated by reference to Exhibit 10.27 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.31 Amendment to Management Agreement Termination Agreement, dated October 17, 1994, between KCS Industries , L.P. and Terex Corporation.*

   10.32 Credit Facility, dated December 23, 1993, among Terex Equipment Limited, Terex Corporation and Standard Chartered Bank (incorporated by reference to Exhibit 10.28 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   10.33 Amended and Restated Stock Purchase Agreement by and between CMH Acquisition Corp. and DAC Acquisition Corp. with respect to the sale of the outstanding stock of Drexel Industries dated as of April 15, 1994. *

   11.1        Computation of per share earnings.*

   21.1        Subsidiaries of Terex Corporation (incorporated by reference to
Exhibit 21.1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

   23.1 Independent Accountants' Consent of Price Waterhouse LLP - Stamford, Connecticut to Incorporation by Reference in Form S-8. *

As permitted by Securities and Exchange Commission regulations, copies of the exhibits are not included in the Annual Report on Form 10-K furnished to stockholders, except as otherwise indicated. Copies of such exhibits are available to stockholders upon written request to the Company.

____________________
*  Filed herewith.