Form 10-Q
period 1995-03-31
TEREX CORP
filed 1995-05-15
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                               F O R M   10 - Q

(Mark One)

  [x]            Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

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

                      YES [X]                        NO [ ]

Number of outstanding shares of common stock:  10,314,217 as of March 31, 1995.


The Exhibit Index appears on page 15.




                                     INDEX

                      TEREX CORPORATION AND SUBSIDIARIES

                                                                      Page No.

PART I   FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations --
            Three months ended March 31, 1995 and 1994                     3

          Condensed Consolidated Balance Sheets --
            March 31, 1995 and December 31, 1994                           4

          Condensed Consolidated Statements of Cash Flows --
            Three months ended March 31, 1995 and 1994                     5

          Notes to Condensed Consolidated Financial Statements --
            March 31, 1995                                                 6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9


PART II  OTHER INFORMATION

Item 1    Legal Proceedings                                               13

Item 6    Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                14




                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                   For the Three Months
                                                      Ended March 31,
                                                   1995           1994

Net sales                                     $  214,076     $  168,038

Cost of goods sold                               192,864        152,860

  Gross profit                                    21,212         15,178

Engineering, selling and
 administrative expenses:
 Third parties                                    15,210         20,203
 Related parties                                     ---          2,245

 Total engineering, selling and
  administrative expenses                         15,210         22,448

  Income (loss) from operations                    6,002        (7,270)

Other income (expense):
  Interest income                                    331            191
  Interest expense                               (7,000)        (7,551)
  Gain on sale of Fruehauf stock                   1,032          4,620
  Gain (loss) on sale of property,
   plant and equipment                                46           (60)
  Amortization of debt issuance costs              (477)          (620)
  Other income (expense)                         (1,769)          (116)

        Loss before income taxes                 (1,835)       (10,806)

Provision for income taxes                          (50)           (18)

  Net Loss                                    $  (1,885)     $ (10,824)

Less preferred stock accretion                   (1,729)        (1,380)

Loss applicable to common stock               $  (3,614)     $ (12,204)

Net loss per common and common
  equivalent share                            $  (0.35)      $  (1.18)

Weighted average common shares outstanding
 including dilutive securities
 (See Exhibit 11.1)                               10,310         10,303


  The accompanying notes are an integral part of these financial statements.




                      TEREX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                March 31,     December 31,
                                                   1995           1994
ASSETS

Current assets
  Cash and cash equivalents                   $   11,699     $    9,727
  Cash securing letters of credit                  4,199          6,688
  Trade receivables (less allowance of
     $5,704 at March 31 and
     $6,114 at December 31)                       85,898         91,717
  Net inventories                                181,716        164,245
  Other current assets                             4,128          5,775
          Total current assets                   287,640        278,152

Property, plant and equipment - net               88,991         86,160
Debt issuance costs and
 intangible assets - net                           8,347          8,604
Other assets                                      27,304         28,700
Total assets                                  $  412,282     $  401,616

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Notes payable                               $    1,091     $    2,078
  Current portion of long-term debt               25,899         25,806
  Trade accounts payable                         127,075        112,213
  Accrued compensation and benefits               10,672         10,823
  Accrued warranties and product liability        28,598         27,629
  Accrued interest                                 3,836          8,969
  Accrued income taxes                             1,145          1,328
  Other current liabilities                       27,399         32,732
          Total current liabilities              225,715        221,578

Long-term debt less current portion              165,096        162,987
Accrued warranties and
 product liability - long-term                    33,211         31,846
Accrued pension                                   18,362         16,456
Other long-term liabilities                        7,536          7,225

Redeemable convertible preferred stock
 (liquidation preference $37,810 at March 31
  and $36,578 at December 31)                     18,991         17,262

Commitments and contingencies (Note E)

Stockholders' investment
  Warrants to purchase common stock               17,495         17,564
  Common stock, $.01 par value -
   authorized 30,000,000 shares;
   issued and outstanding 10,314 at March 31
   and 10,303 at December 31                         103            103
  Additional paid-in capital                      40,197         40,127
  Accumulated deficit                          (112,009)      (108,395)
  Pension liability adjustment                   (1,778)        (1,778)
  Unrealized holding gain on
   equity securities                                 ---          1,825
  Cumulative translation adjustment                (637)        (5,184)

          Total stockholders' investment        (56,629)       (55,738)

Total liabilities and
   stockholders' investment                   $  412,282     $  401,616

The accompanying notes are an integral part of these financial statements.




                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                   For the Three Months
                                                     Ended March 31,
                                                   1995           1994
OPERATING ACTIVITIES
  Net loss                                    $  (1,885)     $ (10,824)
  Adjustments to reconcile net loss to
    cash flows from operating activities:
    Depreciation                                   3,926          3,242
    Amortization                                     791            944
    (Gain) loss on sale of property,
     plant and equipment                            (46)             60
    Gain on sale of Fruehauf stock               (1,032)        (4,620)
    Other                                            277           (48)
    Changes in operating assets and liabilities:
     Restricted cash                               2,489          2,176
     Trade receivables                             7,463        (4,620)
     Net inventories                            (16,279)          5,694
     Trade accounts payable                       12,791          (201)
     Accrued interest                            (4,851)        (5,693)
     Other                                       (4,131)          1,221

     Net cash used in operating activities         (487)       (12,669)

INVESTING ACTIVITIES
  Capital expenditures, net of dispositions      (1,885)        (5,117)
  Proceeds from sale of property,
   plant and equipment                               463            106
  Proceeds from sale of Fruehauf stock             2,714          5,175
  Other                                            (115)          1,025

     Net cash from (used in)
      investing activities                         1,177          1,189

FINANCING ACTIVITIES
  Net borrowings under revolving line
   of credit agreements                              508          5,764
  Other                                            (633)            354
     Net cash from financing activities            (125)          6,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                 1,407             61

NET DECREASE IN CASH AND CASH EQUIVALENTS          1,972        (5,301)

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                            9,727          9,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   11,699     $    3,882


  The accompanying notes are an integral part of these financial statements.




                      TEREX  CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise denoted)
                                March 31, 1995


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 1994, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company").
All material intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%.
Investments in affiliates in which the Company has an ownership interest of less than 20% are accounted for on the cost method or at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B -- SUBSEQUENT EVENTS - REFINANCING AND ACQUISITION

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes"), a newly formed subsidiary, completed the acquisition of substantially all of the outstanding stock of P.P.M., S.A and Legris Industries, Inc. (together, "PPM") (the "Acquisition"). The Refinancing included the private placement to institutional investors of $250 million of 13.25% Senior Secured Notes due May 15, 2002 (the "New Senior Secured Notes"), repayment of the Company's existing Senior Secured Notes and Senior Subordinated Notes, totaling approximately $152.6 million principal amount, and entry into a New Credit Facility to replace the Company's existing lending facility in the U. S. In connection with the issuance of the New Senior Secured Notes, the Company issued 1,000,000 stock appreciation rights ("SAR") entitling the holders to receive cash or Terex Corporation common stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

Approximately $92.6 million of the proceeds of the New Senior Secured Notes was used for the Acquisition of PPM. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 million French francs (approximately $25.9 million), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western Europe. PPM had sales of approximately $153 million in 1994.

The Company's New Credit Facility provides that the Company will be able to borrow (in the form of revolving loans and up to $15 million in outstanding letters of credit) up to $100 million, subject to borrowing base limitations and subject to participation commitments to be obtained from additional lenders. The New Credit Facility will be secured by substantially all of the Company's domestic receivables and inventory (including PPM). The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses other than Clark Material Handling Company ("CMHC"), plus (ii) 70% of the net amount of CMHC eligible receivables, plus (iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory, less (iv) any availability reserves established by the lenders. The New Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans bearing interest at the rate of 1.75% per annum in excess of the prime rate and eurodollar rate loans bearing interest at the rate of 3.75% per annum in excess of the adjusted eurodollar rate.

The Company's long-term debt as of March 31, 1995 and pro forma long-term debt giving effect to the Refinancing is summarized as follows:

                                                               Pro forma
                                                March 31,      March 31,
                                                   1995           1995
Senior Secured Notes bearing interest
 at 13 1/4% due May 15, 2002
 ($250,000 principal amount)                  $      ---     $  246,800
Lending facility maturing May 9, 1998                ---         43,034
Senior Secured Notes bearing interest
 at 13%, due August 1, 1996                      127,281            ---
Secured Senior Subordinated Notes
 bearing interest at 13.5% due July 1, 1997       24,605            ---
Lending Facility maturing August 24, 1997         25,674            ---
Secured term note bearing interest
 at 9.0% payable in equal semiannual
 installments from August 1994 to
 February 1998                                       608            608
Capital lease obligations and other               12,827         12,827
  Total long-term debt                           190,995        303,269
  Current portion of long-term debt               25,899          2,711
  Long-term debt, less current portion        $  165,096     $  300,558


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                                March 31,     December 31,
                                                   1995           1994
Finished Equipment                            $   30,913     $   26,812
Replacement parts                                 73,474         68,932
Work-in-process                                   15,143         13,520
Raw materials and supplies                        65,099         57,894
                                                 184,629        167,158

Less: Excess of FIFO inventory value
 over LIFO cost                                  (2,913)        (2,913)

Net inventories                               $  181,716     $  164,245


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                March 31,     December 31,
                                                   1995           1994
Property                                      $    9,305     $    8,335
Plant                                             34,147         32,249
Equipment                                         86,948         83,419

                                                 130,400        124,003
Less: Accumulated depreciation                  (41,409)       (37,843)

  Net property, plant and equipment           $   88,991     $   86,160


NOTE E -- LITIGATION AND CONTINGENCIES

In December 1992, a Class Action complaint was filed against Fruehauf Trailer Corporation ("Fruehauf," a former subsidiary of the Company), the Company, certain of Fruehauf's then officers and directors and certain of the underwriters of the initial public offering of Fruehauf, in the United States District Court for the Eastern District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages.
The Company has reached an agreement in principle with the plaintiffs to settle this litigation, and has recorded a provision of $250 in the quarter ended March 31, 1995.

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

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 million plus interest and penalties. If the Company were required to pay a significant amount to resolve such assessment, it would have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to significant legal and factual issues. If the Company's positions are upheld, management believes that the amounts due would not exceed amounts previously paid or provided; however, the Company's NOL's could be reduced. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties and the ultimate outcome cannot presently be determined.


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarter Ended March 31, 1995

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses and income (loss) from operations, by segment, for the three months ended March 31, 1995 and 1994.


                                           Three Months Ended
                                               March 31,           Increase
                                           1995        1994       (Decrease)
                                              (in millions of dollars)

          NET SALES
           Material Handling            $ 133.9    $  90.9       $  43.0
           Heavy Equipment                 80.7       78.0           2.7
           Eliminations                    (0.5)      (0.9)          0.4

          Total                         $ 214.1    $ 168.0       $  46.1

          GROSS PROFIT
           Material Handling            $   9.2    $   4.0       $   5.2
           Heavy Equipment                 12.0       11.2           0.8

               Total                    $  21.2    $  15.2       $   6.0

          ENGINEERING, SELLING
           AND ADMINISTRATIVE EXPENSES
           Material Handling            $   8.5    $  13.0       $  (4.5)
           Heavy Equipment                  6.9        7.4          (0.5)
           General/Corporate               (0.2)       2.1          (2.3)

               Total                    $  15.2    $  22.5       $  (7.3)

          INCOME (LOSS) FROM OPERATIONS
           Material Handling            $   0.7    $  (9.0)      $   9.7
           Heavy Equipment                  5.1        3.8           1.3
           General/Corporate                0.2       (2.1)          2.3

               Total                    $   6.0    $  (7.3)      $  13.3


  Net Sales

Sales increased $46.1 million, or approximately 27%, for the three months ended March 31, 1995 over the comparable 1994 period.

Material Handling Segment sales were $133.9 million for the three months ended March 31, 1995, an increase of $43.0 million from $90.9 million in the year earlier period. The sales mix was approximately 17% parts in the three months ended March 31, 1995 compared to 21% in the comparable 1994 period. Machine sales increased 56%, primarily because of increased output resulting from reorganization of work flows and other actions taken by management during 1994 and continued strong industry demand. Machine sales in the first quarter of 1994 were adversely affected by lack of supplies and materials caused primarily by liquidity constraints. Parts sales increased 15% because of improved parts inventory availability, but were adversely affected by a labor strike at the Company's parts distribution center. During January and February, above average absenteeism and below average productivity resulted in lower shipment rates. During March, the Company staffed the parts distribution center with replacement workers and March sales volume reached normal levels. Management believes that the strike will not have a material continuing effect on parts sales.

Material Handling Segment bookings for the three months ended March 31, 1995 were $140.0 million, an increase of $33.4 million, or 31%, from the year earlier period, as customer demand, especially in North America, continued to be strong. Bookings for parts sales for the three months ended March 31, 1995, from which the Company generally realized higher margins than machine sales, decreased 2% from the year earlier period. Machine order bookings for the three months ended March 31, 1995 increased 40% from the year earlier period, reflecting the favorable acceptance of the Company's new Genesis line of IC trucks, introduced in December 1994. Material Handling Segment backlog was $141.9 million at March 31, 1995 compared to $135.9 million at December 31, 1994 and $168.3 million at March 31, 1994.

Heavy Equipment Segment sales increased $2.7 million for the three months ended March 31, 1995 from the three months ended March 31, 1994. Machines sales decreased 1%, offset by a parts sales increase of 17%. The sales mix was approximately 34% parts for the three months ended March 31, 1995 compared to 30% parts for the comparable 1994 period. Heavy Equipment Segment parts sales were also adversely affected by the strike at the parts distribution center, to a lesser degree than the Material Handling Segment.

Heavy Equipment Segment bookings for the three months ended March 31, 1995 were $65.2 million, an increase of $1.1 million, or 2%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased 21% from the three months ended March 31, 1994. Machine bookings for the three months ended March 31, 1995 decreased 10% from the comparable 1994 period. Heavy Equipment Segment backlog was $64.2 million at March 31, 1995 compared to $79.5 million at December 31, 1994 and $67.0 million at March 31, 1994.


  Gross Profit

Gross profit for the three months ended March 31, 1995 increased $6.0 million compared to the three months ended March 31, 1994.

The Material Handling Segment's gross profit increased $5.2 million to $9.2 million for the three months ended March 31, 1994 compared to $4.0 million for the prior year's period. The gross profit percentage in the Material Handling Segment increased to 6.9% for the three months ended March 31, 1995 from 4.4% for the comparable 1994 period reflecting increased efficiencies due to higher production and sales volumes and the effects of severance actions taken by management during the second half of 1994 to reduce costs. However, this was partially offset by additional costs associated with the start-up of production of the new Genesis product line. In January, the Company completed the retooling of the IC production line in Lexington and began full scale production of the Genesis models; production returned to normal levels during February. The Company incurred greater than normal overtime costs during this start-up period.

The Heavy Equipment Segment's gross profit increased $0.8 million to $12.0 million for the three months ended March 31, 1995 compared to $11.2 million for the comparable 1994 period. The gross profit percentage in the Heavy Equipment Segment increased to 14.9% for the three months ended March 31, 1995 from 14.4% for the three months ended March 31, 1994, reflecting continuing improvements in manufacturing efficiency.


  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $15.2 million for the three months ended March 31, 1995 from $22.5 million for the three months ended March 31, 1994. Material Handling Segment engineering, selling and administrative expenses decreased to $8.5 million for the three months ended March 31, 1995 from to $13.0 million for the comparable 1994 period, primarily as a result of severance actions taken by management during the second half of 1994. Heavy Equipment Segment engineering, selling and administrative expenses decreased to $6.9 million for the three months ended March 31, 1995 from $7.4 million for the comparable 1994 period. Corporate administrative expenses in 1994 included a charge of $2.2 million in connection with the proposed termination of the Company's management contract with KCS Industries, a related party.


  Income (Loss) from Operations

The Material Handling Segment income from operations of $0.7 million for the three months ended March 31, 1995 represents a $9.7 million improvement over
the $9.0 million loss in the comparable 1994 period.   As discussed above,
increased sales and reduced costs contributed to the improvement in income from operations for the three months ended March 31, 1995.

Heavy Equipment Segment income from operations improved by $1.3 million to $5.1 million for the three months ended March 31, 1995 from $3.8 million in the comparable 1994 period, primarily as a result of reduced costs. All of the businesses comprising the Heavy Equipment Segment reported income from operations for the three months ended March 31, 1995.

On a consolidated basis, the Company realized operating income of $6.0 million for the three months ended March 31, 1995, compared to an operating loss of $7.3 million for the comparable 1994 period.


  Other Income (Expense)

Interest expense decreased to $7.0 million for the three months ended March 31, 1995 from $7.6 million in the comparable 1994 period as a result of repayments of senior and subordinated debt during 1994. The Company realized gains of $1.0 million and $4.6 million in the three months ended March 31, 1995 and 1994, respectively, from the sale of shares of Fruehauf common stock. The Company no longer owns any Fruehauf common stock. Foreign currency transaction losses were $1.4 million in the three months ended March 31, 1995 compared to gains of $0.1 million in the comparable 1994 period. The Company recorded a provision of $0.25 million in the three months ended March 31, 1995 for the proposed settlement of litigation as described in Part II -- Item 1 -- "Legal Proceedings." The provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $0.5 million was used in operating activities during the three months ended March 31, 1995. Net cash provided by investing activities was $1.2 million during the three months ended March 31, 1995. Proceeds from the sale of the Company's remaining shares of Fruehauf common stock were $2.7 million. Capital expenditures were $1.9 million. Net cash used in financing activities during the three months ended March 31, 1995 was $0.1 million. The balance outstanding under the Company's domestic lending facility was approximately $25.7 million as of March 31, 1995, and the additional amount the Company could have borrowed was approximately $3.4 million at that date. Cash and cash equivalents totaled $11.7 million at March 31, 1995.


  Refinancing and Acquisition

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes"), a newly formed subsidiary, completed the acquisition of substantially all of the outstanding stock of P.P.M., S.A and Legris Industries, Inc. (together, "PPM") (the "Acquisition"). The Refinancing included the private placement to institutional investors of $250 million of 13.25% Senior Secured Notes due May 15, 2002 (the "New Senior Secured Notes"), repayment of the Company's existing Senior Secured Notes and Senior Subordinated Notes, totaling approximately $152.6 million principal amount, and entry into a New Credit Facility to replace the Company's existing lending facility in the U. S. In connection with the issuance of the New Senior Secured Notes, the Company issued 1,000,000 stock appreciation rights ("SAR") entitling the holders to receive cash or Terex Corporation common stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

Approximately $92.6 million of the proceeds of the New Senior Secured Notes was used for the Acquisition of PPM. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 million French francs (approximately $25.9 million), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. PPM had sales of approximately $153 million in 1994.

The Company's New Credit Facility provides that the Company will be able to borrow (in the form of revolving loans and up to $15 million in outstanding letters of credit) up to $100 million, subject to borrowing base limitations and subject to participation commitments to be obtained from additional lenders. The New Credit Facility will be secured by substantially all of the Company's domestic receivables and inventory (including PPM). The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses other than Clark Material Handling Company ("CMHC"), plus (ii) 70% of the net amount of CMHC eligible receivables, plus (iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory less (iv) any availability reserves established by the lenders. The New Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans bearing interest at the rate of 1.75% per annum in excess of the prime rate and eurodollar rate loans bearing interest at the rate of 3.75% per annum in excess of the adjusted eurodollar rate.

Management believes that, together with cash generated from operations, the Refinancing will provide the Company sufficient liquidity to meet the Company's operating and debt service requirements for the foreseeable future. Management intends, however, to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 million plus interest and penalties. If the Company were required to pay a significant amount to resolve such assessment, it would have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to significant legal and factual issues. If the Company's positions are upheld, management believes that the amounts due would not exceed amounts previously paid or provided; however, the Company's NOL's could be reduced. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties and the ultimate outcome cannot presently be determined.

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



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

In December 1992, a Class Action complaint was filed against Fruehauf Trailer Corporation ("Fruehauf," a former subsidiary of the Company), the Company, certain of Fruehauf's then officers and directors and certain of the underwriters of the initial public offering of Fruehauf, in the United States District Court for the Eastern District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages.
The Company has reached an agreement in principle with the plaintiffs to settle this litigation, and has recorded a provision of $250,000 in the quarter ended March 31, 1995.


Item 6.      Exhibits and Reports on Form 8-K

       (a)   The following exhibits have been filed as part of this Form 10-Q:

          Exhibit No.

             11.1     Computation of earnings per share
             27
Financial data schedule


       (b)   Reports on Form 8-K.


No reports on Form 8-K were filed during the quarter ended March 31, 1995.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TEREX CORPORATION
                                       (Registrant)



Date  May 15, 1995                  /s/ Ralph T. Brandifino

                                    Ralph T. Brandifino
                                    Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)



Date  May 15, 1995                  /s/ Richard L. Evans

                                    Richard L. Evans, Controller
                                    (Principal Accounting Officer)




                                 EXHIBIT INDEX


             Exhibit No.

                 11.1     Amended Computation of Earnings per Share

                 27       Financial Data Schedule