Form 10-Q
period 1995-06-30
TEREX CORP
filed 1995-08-15
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                               F O R M   10 - Q

(Mark One)

  [x]            Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1995

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

                 YES [ ]                            NO [X]

Number of outstanding shares of common stock:  10,358,817 as of June 30, 1995.


                     The Exhibit Index appears on page 20.





                                     INDEX

                      TEREX CORPORATION AND SUBSIDIARIES


                                                                      Page No.

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations --
               Three months and six months ended June 30, 1995 and 1994      3

          Condensed Consolidated Balance Sheets --
               June 30, 1995 and December 31, 1994                           4

          Condensed Consolidated Statements of Cash Flows --
               Three months and six months ended June 30, 1995 and 1994      5

          Notes to Condensed Consolidated Financial Statements --
               June 30, 1995                                                 6

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                 18

Item 4    Submission of Matters to a Vote of Security Holders               18

Item 6    Exhibits and Reports on Form 8-K                                  18


SIGNATURES                                                                  19



                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                               For the Three Months        For the Six Months
                                  Ended June 30,             Ended June 30,

                               1995           1994         1995           1994



Net sales                 $  269,409     $  198,249   $ 483,485      $ 366,287
Cost of goods sold           245,175        178,748     438,039        331,608
  Gross profit                24,234         19,501      45,446         34,679
Engineering, selling and
 administrative expenses:
 Third parties                23,190         16,713      38,400         36,916
 Related parties                 ---            ---         ---          2,245
 Total engineering,
  selling and
  administrative expenses     23,190         16,713      38,400         39,161
 Severance and exit costs      3,478          4,549       3,478          4,549
  Income (loss) from
   operations                (2,434)        (1,761)       3,568        (9,031)
Other income (expense):
  Interest income                168            126         499            317
  Interest expense           (9,582)        (7,892)    (16,582)       (15,443)
  Gain on sale of
   Fruehauf stock                ---         15,486       1,032         20,106
  Gain on sale of
   Drexel business               ---          4,244         ---          4,244
  Property impairment
   charge                    (3,000)            ---     (3,000)            ---
  Gain (loss) on sale of
   property, plant and
   equipment                     127             10         173           (50)
  Amortization of debt
   issuance costs              (576)          (617)     (1,053)        (1,237)
  Other income (expense)     (1,054)          1,474     (2,823)          1,358
   Income (loss) before
    income taxes and
    extraordinary items     (16,351)         11,070    (18,186)            264
Income tax provision            (65)          (816)       (115)          (834)
  Income (loss) before
   extraordinary items      (16,416)         10,254    (18,301)          (570)
  Extraordinary losses
   on retirement of debt     (7,452)          (233)     (7,452)          (233)

  NET INCOME (LOSS)         (23,868)         10,021    (25,753)          (803)

Less preferred stock
  accretion                  (1,789)        (1,444)     (3,518)        (2,824)
Income (loss) applicable
  to common stock         $ (25,657)     $    8,577   $(29,271)      $ (3,627)

PER COMMON AND COMMON EQUIVALENT SHARE:
 Primary:
  Income (loss) before
   extraordinary items    $   (1.76)     $    0.64    $   (2.12)     $   (0.33)
  Extraordinary items         (0.72)         (0.02)       (0.72)         (0.02)
       Net income (loss)  $   (2.48)     $    0.62    $   (2.84)     $   (0.35)
 Fully diluted:
  Income (loss) before
   extraordinary items    $   (1.76)     $    0.60    $   (2.12)     $   (0.33)
  Extraordinary items         (0.72)         (0.01)       (0.72)     $   (0.02)
       Net income (loss)  $   (2.48)     $    0.59    $   (2.84)     $   (0.35)
Weighted average common
  shares outstanding
  including dilutive
  securities
  (See Exhibit 11.1)
  Primary                     10,322         13,839      10,316         10,303
  Fully diluted               10,322         16,961      10,316         10,303

The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                               June 30,          December 31,
                                                 1995                1994
ASSETS

Current assets
  Cash and cash equivalents                 $  13,323            $    9,727
  Cash securing letters of credit               4,538                 6,688
  Trade receivables (less allowance of
     $8,616 at June 30 and $6,114 at
     December 31)                             132,090                91,717
  Net inventories                             257,005               164,245
  Other current assets                         18,732                 5,775
          Total current assets                425,688               278,152

Property, plant and equipment - net           109,917                86,160
Goodwill - net                                 69,762                 5,222
Debt issuance costs - net                      15,376                 3,382
Other assets                                   21,136                28,700

Total assets                                $ 641,879            $  401,616

LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Notes payable                             $   6,711            $    2,078
  Current portion of long-term debt            15,996                25,806
  Trade accounts payable                      160,567               112,213
  Accrued compensation and benefits            16,957                10,823
  Accrued warranties and product liability     38,465                27,629
  Accrued interest                              5,102                 8,969
  Accrued income taxes                          3,398                 1,328
  Other current liabilities                    53,171                32,732
          Total current liabilities           300,367               221,578

Long-term debt less current portion           326,269               162,987
Accrued warranties and product
  liability - long-term                        35,031                31,846
Accrued pension                                19,460                16,456
Other long-term liabilities                    12,959                 7,225

          Total liabilities                   694,086               440,092

Minority interest, including
  redeemable preferred stock of a
  subsidiary (liquidation preference
  $26,051, subject to adjustment)
  (Note B)                                      9,684                   ---

Redeemable convertible preferred stock
  (liquidation preference $39,083 at
  June 30 and $36,578 at December 31)          20,780                17,262

Commitments and contingencies (Note E)

Stockholders' investment
  Warrants to purchase common stock            17,240                17,564
  Common stock, $.01 par value -
    authorized 30,000,000 shares;
    issued and outstanding 10,359 at
    June 30 and 10,303 at December 31             103                   103
  Additional paid-in capital                   40,451                40,127
  Accumulated deficit                       (137,889)             (108,395)
  Pension liability adjustment                (1,778)               (1,778)
  Unrealized holding gain on
    equity securities                             844                 1,825
  Cumulative translation adjustment           (1,642)               (5,184)

          Total stockholders' investment     (82,671)              (55,738)

Total liabilities and stockholders'
  investment                                $ 641,879            $  401,616

The accompanying notes are an integral part of these financial statements.




                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                  For the Six Months
                                                    Ended June 30,

                                                 1995                1994
OPERATING ACTIVITIES
  Net loss                                  $(25,753)            $    (803)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                8,440                 6,452
    Amortization                                5,858                 1,902
    (Gain) loss on sale of property,
     plant and equipment                        (173)                    50
    Gain on sale of Fruehauf stock            (1,032)              (20,106)
    Gain on sale of Drexel business               ---               (4,244)
    Property impairment charge                  3,000                   ---
    Other                                         337                    62
    Changes in operating assets
     and liabilities:
          Restricted cash                       2,150               (1,698)
          Trade receivables                     (384)              (10,052)
          Net inventories                    (12,937)                  (32)
          Trade accounts payable              (6,450)                13,446
          Accrued compensation and benefits     5,597                 1,531
          Accrued warranties and
           product liability                    2,252                 2,011
          Accrued interest                    (3,753)                 (179)
          Accrued income taxes                    108                   429
          Other                               (1,372)               (1,050)

          Net cash used in operating
           activities                        (24,112)              (12,281)

INVESTING ACTIVITIES
  Acquisition of businesses,
   net of cash acquired                      (92,429)                   ---
  Capital expenditures                        (3,598)               (7,021)
  Proceeds from sale of property, plant
   and equipment                                  836                   106
  Proceeds from refinancing note receivable       ---                 1,000
  Proceeds from sale of Fruehauf stock          2,714                11,349
  Proceeds from sale of Drexel business           ---                10,289
  Other                                           185                     5

          Net cash from (used in)
           investing activities              (92,292)                15,728

FINANCING ACTIVITIES
  Net borrowings under revolving line of
   credit agreements                           35,171                11,508
  Principal repayments of long-term debt    (153,947)              (22,281)
  Issuance of long-term debt,
   net of issuance costs                      239,800                   ---
  Other                                         (446)                 (380)

          Net cash from (used in)
           financing activities               120,578              (11,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                         (578)                  (28)

NET DECREASE IN CASH AND CASH EQUIVALENTS       3,596               (7,734)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            9,727                 9,183

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $  13,323            $    1,449


The accompanying notes are an integral part of these financial statements.

                      TEREX  CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise denoted)
                                 June 30, 1995


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and subsidiaries as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 1994, has been derived from the audited consolidated balance sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B -- REFINANCING AND ACQUISITION

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes"), a newly formed subsidiary, completed the acquisition of substantially all of the outstanding stock of PPM, S.A and Legris Industries, Inc. (together, "PPM") (the "PPM Acquisition"). PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western Europe.

The Refinancing included the private placement to institutional investors of $250,000 of 13.25% Senior Secured Notes due May 15, 2002 (the "New Senior Secured Notes"), repayment of the Company's old senior secured notes and senior subordinated notes, totaling approximately $152,600 principal amount, and entry into a new Credit Facility to replace the Company's existing lending facility in the U. S. Until such time as the Company completes an exchange of the New Senior Secured Notes for an equivalent issue of registered notes, or a shelf registration statement for the New Senior Secured Notes is effective, the interest rate on the New Senior Secured Notes will be 13.75%. The Indenture for the New Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates. In connection with the issuance of the New Senior Secured Notes, the Company issued 1,000,000 stock appreciation rights ("SAR") entitling the holders to receive cash or Terex Corporation common stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

The Company's new Credit Facility provides that the Company will be able to borrow (in the form of revolving loans and up to $15,000 in outstanding letters of credit) up to $100,000, subject to borrowing base limitations. The Credit Facility is secured by substantially all of the Company's domestic receivables and inventory. The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses other than Clark Material Handling Company ("CMHC"), plus (ii) 70% of the net amount of CMHC eligible receivables, plus
(iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory, less (iv) any availability reserves established by the lenders. The new Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans bearing interest at the rate of 1.75% per annum in excess of the prime rate and eurodollar rate loans bearing interest at the rate of 3.75% per annum in excess of the adjusted eurodollar rate.

Approximately $92,612 of the proceeds of the New Senior Secured Notes was used for the PPM Acquisition, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. In addition, the Company estimates that the acquisition costs incurred will total approximately $3,000. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 million French francs (approximately $26,051), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $8,840 (discounted at 15%). The Company has not yet reached agreement with the sellers about the amount of purchase price adjustment but, based on work performed, the Company believes that the amount of the preferred stock could ultimately be reduced.

The PPM Acquisition is being accounted for using the purchase method, with the purchase price allocated to the assets acquired and liabilities assumed based
upon their respective estimated fair values at the date of acquisition.   The
excess of purchase price over the net assets acquired (approximately $63,864) is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired in the PPM Acquisition are summarized as follows:

     Cash                                   $     974
     Accounts receivable                       33,816
     Inventories                               69,107
     Other current assets                      11,866
     Property, plant and equipment             20,516
     Other assets                                 268
     Goodwill                                  63,864
     Accounts payable and other
      current liabilities                    (84,458)
     Other liabilities                       (11,501)

                                            $ 104,452

The Company is in the process of obtaining certain evaluations, estimations, appraisals and actuarial and other studies for purposes of determining certain values. The Company has also estimated costs related to plans to integrate the activities of PPM into the Company, including plans to terminate excess employees, exit certain activities and consolidate and restructure certain
functions.   The Company may revise the estimates as additional information is obtained.

The operating results of PPM are included in the Company's consolidated results of operations since May 9, 1995. The following pro forma summary presents the consolidated results of operations as though the Company completed the PPM Acquisition on January 1, 1994, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs on the debt issued in the Refinancing:

                                               Pro Forma for the
                                      Six months ended       Year ended
                                       June 30, 1995     December 31, 1994

     Net sales                             $548,325            $966,476
     Loss from operations                  (13,384)            (12,904)
     Loss before extraordinary items       (43,808)            (19,321)
     Loss before extraordinary items,
          per share                       $(4.59)             $(2.45)

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                               June 30,          December 31,
                                                 1995                1994

Finished Equipment                          $  50,148           $  26,812
Replacement parts                              87,189              68,932
Work-in-process                                29,421              13,520
Raw materials and supplies                     93,160              57,894

                                              259,918             167,158

Less: Excess of FIFO inventory value
 over LIFO cost                               (2,913)             (2,913)

Net inventories                             $ 257,005           $ 164,245


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                               June 30,          December 31,
                                                 1995                1994

Property                                    $  10,495           $   8,335
Plant                                          43,538              32,249
Equipment                                     100,893              83,419

                                              154,926             124,003
Less: Accumulated depreciation               (45,009)            (37,843)

  Net property, plant and equipment         $ 109,917           $  86,160



NOTE E -- LITIGATION AND CONTINGENCIES

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

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56,000 plus interest and penalties. If the Company were required to pay a significant amount to resolve such assessment, it would have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to significant legal and factual issues. If the Company's positions are upheld, management believes that the amounts due would not exceed amounts previously paid or provided; however, the Company's NOL's could be reduced. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56,000 plus interest and penalties and the ultimate outcome cannot presently be determined.



     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

Prior to the PPM Acquisition on May 9, 1995, the Company operated in two industry segments during the periods presented herein: material handling and
heavy equipment.   The addition of the PPM business to the Company's existing crane and aerial lift business ("Koehring") has created combined mobile crane operations sufficient in size to constitute a third industry segment referred to herein as "Mobile Cranes." The comparisons presented below have been restated to a three segment basis for consistency with the post PPM Acquisition presentation. The Mobile Cranes segment results for periods prior to June 30, 1995 consist solely of Koehring's operations which were formerly included in the results of the Heavy Equipment Segment.


Quarter Ended June 30, 1995

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance and exit costs and income (loss) from operations, by segment, for the three months ended June 30, 1995 and 1994.


                                             Three Months
                                                Ended
                                               June 30,    Increase
                                             1995    1994 (Decrease)

                                             (in millions of dollars)

          NET SALES
           Material Handling                $136.1 $116.6  $19.5
           Heavy Equipment                   68.2    57.6   10.6
           Mobile Cranes                     65.4    24.8   40.6
           Eliminations                      (0.3)   (0.8)   0.5

               Total                        $269.4 $198.2  $71.2

          GROSS PROFIT
           Material Handling                $ 6.6  $  7.6  $(1.0)
           Heavy Equipment                    8.6     8.2    0.4
           Mobile Cranes                      9.0     3.7    5.3

               Total                        $24.2  $ 19.5  $ 4.7

          ENGINEERING, SELLING AND ADMINISTRATIVE
               EXPENSES
           Material Handling                $ 8.5  $ 10.3  $(1.8)
           Heavy Equipment                    6.1     5.0    1.1
           Mobile Cranes                      7.8     1.6    6.2
           General/Corporate                  0.8    (0.2)   1.0

               Total                        $23.2  $ 16.7  $ 6.5

          SEVERANCE AND EXIT COSTS
           Material Handling                $ 3.5  $  4.3  $(0.8)
           Heavy Equipment                    ---     0.2   (0.2)

               Total                        $ 3.5  $  4.5  $(1.0)

          INCOME (LOSS) FROM OPERATIONS
           Material Handling                $(5.4) $ (7.0) $ 1.6
           Heavy Equipment                    2.5     3.0   (0.5)
           Mobile Cranes                      1.2     2.1   (0.9)
           General/Corporate                 (0.8)    0.2   (1.0)

               Total                        $(2.5) $ (1.7) $(0.8)



  Net Sales

Sales increased $71.2 million, or approximately 36%, for the three months ended June 30, 1995 over the comparable 1994 period.

Material Handling Segment sales were $136.1 million for the three months ended June 30, 1995, an increase of $19.5 from $116.6 million in the year earlier period. The sales mix was approximately 18% parts in the three months ended June 30, 1995 compared to 20% in the comparable 1994 period. Machine sales increased 17%, primarily because of increased output resulting from reorganization of work flows and other actions taken by management during 1994 and continued strong industry demand. Parts sales increased 4% because of improved parts inventory availability, but were adversely affected by a labor strike at the Company's parts distribution center. Management believes that the strike will not have a material continuing effect on parts sales.

Material Handling Segment bookings for the three months ended June 30, 1995 were $111.9 million, an increase of $10.7 million, or 11%, from the year earlier period, as customer demand, especially in North America, continued to be strong. Bookings for parts sales for the three months ended June 30, 1995, from which the Company generally realized higher margins than machine sales, increased 14% from the year earlier period. Machine order bookings for the three months ended June 30, 1995 increased 10% from the year earlier period, reflecting the favorable acceptance of the Company's new Genesis line of internal combustion ("IC") trucks, introduced in December 1994. Material Handling Segment backlog was $123.6 million at June 30, 1995 compared to $135.9 million at December 31, 1994 and $141.1 million at June 30, 1994.

Heavy Equipment Segment sales increased $10.6 million for the three months ended June 30, 1995 from the three months ended June 30, 1994. Machines sales increased 27%, and parts sales increased 3%. The sales mix was approximately 31% parts for the three months ended June 30, 1995 compared to 36% parts for the comparable 1994 period.

Heavy Equipment Segment bookings for the three months ended June 30, 1995 were $49.4 million, a decrease of $21.6 million, or 30%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased 19% from the three months ended June 30, 1994. Machine bookings for the three months ended June 30, 1995 decreased 46% from the comparable 1994 period reflecting continuing weak demand in the mining industry served by the Company's Unit Rig business. Heavy Equipment Segment backlog was $32.5 million at June 30, 1995 compared to $67.8 million at December 31, 1994 and $66.6 million at June 30, 1994.

Mobile Crane Segment sales were $65.4 million for the three months ended June 30, 1995, an increase of $40.6 million from $24.8 million in the year earlier period reflecting two months operations of the PPM businesses acquired in May 1995. Mobile Crane Segment backlog was $60.2 million at June 30, 1995, reflecting the additional PPM backlog acquired, compared to $11.7 million at December 31, 1994 and $10.8 million at June 30, 1994.

  Gross Profit

Gross profit for the three months ended June 30, 1995 increased $4.7 million compared to the three months ended June 30, 1994.

The Material Handling Segment's gross profit decreased $1.0 million to $6.6 million for the three months ended June 30, 1994 compared to $7.6 million for the prior year's period. The gross profit percentage in the Material Handling Segment decreased to 5% for the three months ended June 30, 1995 from 7% for the comparable 1994 period. The decrease is due to lower overall margins caused by increased material prices, manufacturing inefficiencies related to vendors' continuing inability to meet demand, and the price pressures on certain of the electric line models.

The Heavy Equipment Segment's gross profit increased $0.4 million to $8.6 million for the three months ended June 30, 1995 compared to $8.2 million for the comparable 1994 period. The gross profit percentage in the Heavy Equipment Segment decreased to 13% for the three months ended June 30, 1995 from 14% for the three months ended June 30, 1994, reflecting continuing improvements in manufacturing efficiency, offset by a decrease in the sales mix of higher margin parts sales during the three months ended June 30, 1995.

Mobile Crane Segment's gross profit increased $5.3 million to $9.0 million for the three months ended June 30, 1995, compared to $3.7 million for the prior year's period, reflecting the PPM Acquisition and improved performance at Koehring.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $23.2 million for the three months ended June 30, 1995 from $16.7 million for the three months ended June 30, 1994, reflecting the PPM Acquisition in May 1995. Material Handling Segment engineering, selling and administrative expenses decreased to $8.5 million for the three months ended June 30, 1995 from $10.3 million for the comparable 1994 period, primarily as a result of severance actions taken by management during the second half of 1994. Heavy Equipment Segment engineering, selling and administrative expenses increased to $6.1 million for the three months ended June 30, 1995 from $5.0 million for the comparable 1994 period primarily due to costs associated with the start up of a new parts sales office. Mobile Crane Segment engineering, selling and administrative expenses increased to $7.8 million for the three months ended June 30, 1995 from $1.6 million for the comparable 1994 period, reflecting the PPM Acquisition in May 1995.

  Severance and Exit Costs

The Company announced personnel reductions totaling approximately 134 employees in the Material Handling Segment's North American operations during the second quarter of 1995 as a continuation of the Company's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Company recorded a combined charge of $3.5 million in the second quarter of 1995 for severance costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities.

During the second quarter of 1994, the Company recorded a charge of $4.5 million principally related to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees. The $4.5 million charge represents severance costs associated with these actions.

  Income (Loss) from Operations

The Material Handling Segment loss from operations of $5.4 million for the three months ended June 30, 1995 represents a $1.6 million improvement over the
$7.0 million loss in the comparable 1994 period.   As discussed above,
increased sales and reduced costs contributed to the reduction in loss from operations for the three months ended June 30, 1995.

Heavy Equipment Segment income from operations decreased by $0.5 million to $2.5 million for the three months ended June 30, 1995 from $3.0 million in the comparable 1994 period, primarily due to costs associated with the start up of a new parts service business.

Mobile Crane Segment income from operations of $1.2 million for the three months ended June 30, 1995 decreased by $0.9 million over the comparable 1994 period, primarily due to losses of the PPM businesses acquired in May 1995.

On a consolidated basis, the Company realized an operating loss of $2.5 million for the three months ended June 30, 1995, compared to an operating loss of $1.7 million for the comparable 1994 period.

  Other Income (Expense)

Interest expense increased to $9.6 million for the three months ended June 30, 1995 from $7.9 million in the comparable 1994 period as a result of incremental borrowings associated with the PPM Acquisition in May 1995. The Company realized gains in the three months ended June 30, 1994 of $15.5 million from the sale of shares of Fruehauf common stock and of $4.2 million from the sale of its subsidiary, Drexel Industries, Inc. ("Drexel"). The Company owns 250,000 shares of Fruehauf common stock which it received in settlement of certain obligations of Fruehauf. Foreign currency transaction losses were $0.6 million in the three months ended June 30, 1995 compared to gains of $0.1 million in the comparable 1994 period. The Company recorded a charge of $3.0 million in the three months ended June 30, 1995 to recognize the impairment in value of certain properties held for sale.

In the three months ended June 30, 1994, the Company recorded a provision for state income taxes of $0.5 million in connection with the sale of Drexel. The balance of the provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.


Six Months Ended June 30, 1995

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance and exit costs, and income (loss) from operations, by segment, for the six months ended June 30, 1995 and 1994.


                                              Six Months
                                                Ended
                                               June 30,    Increase
                                             1995    1994 (Decrease)

                                           (in millions of dollars)

          NET SALES
           Material Handling                $270.0 $207.5  $62.5
           Heavy Equipment                  125.7   115.9    9.8
           Mobile Cranes                     88.6    44.5   44.1
           Eliminations                      (0.8)   (1.7)   0.9

               Total                        $483.5 $366.2  $117.3


          GROSS PROFIT
           Material Handling                $15.9  $ 11.6  $ 4.3
           Heavy Equipment                   17.2    16.5    0.7
           Mobile Cranes                     12.3     6.6    5.7

               Total                        $45.4  $ 34.7  $10.7

          ENGINEERING, SELLING AND ADMINISTRATIVE
               EXPENSES
           Material Handling                $17.1  $ 23.3  $(6.2)
           Heavy Equipment                   11.4    10.7    0.7
           Mobile Cranes                      9.3     3.3    6.0
           General/Corporate                  0.6     1.9   (1.3)

               Total                        $38.4  $ 39.2  $(0.8)


          SEVERANCE AND EXIT COSTS
           Material Handling                $ 3.5  $  4.3  $(0.8)
           Heavy Equipment                    ---     0.2   (0.2)

               Total                        $ 3.5  $  4.5  $(1.0)


          INCOME (LOSS) FROM OPERATIONS
           Material Handling                $(4.7) $(16.0) $11.3
           Heavy Equipment                    5.8     5.6    0.2
           Mobile Cranes                      3.0     3.3   (0.3)
           General/Corporate                 (0.6)   (1.9)   1.3

               Total                        $ 3.5  $ (9.0) $12.5



  Net Sales

Sales increased $117.3 million, or approximately 32%, for the six months ended June 30, 1995 over the comparable 1994 period.

Material Handling Segment sales were $270.0 million for the six months ended June 30, 1995, an increase of $62.5 from $207.5 million in the year earlier period. The sales mix was approximately 17% parts in the six months ended June 30, 1995 compared to 21% in the comparable 1994 period. Machine sales increased 34%, primarily because of increased output resulting from reorganization of work flows and other actions taken by management during 1994 and continued strong industry demand especially for the new Genesis line. Machine sales in the first quarter of 1994 were adversely affected by lack of supplies and materials caused primarily by liquidity constraints. Parts sales increased 9% because of improved parts inventory availability partially offset by the adverse effects of a labor strike at the Company's parts distribution center. During January and February, above average absenteeism and below average productivity resulted in lower shipment rates. During March, the Company staffed the parts distribution center with replacement workers and sales volume reached normal levels. Management believes that the strike will not have a material continuing effect on parts sales.

Material Handling Segment bookings for the six months ended June 30, 1995 were $247.4 million, an increase of $42.3 million, or 21%, from the year earlier period, as customer demand, especially in North America, continued to be strong. Bookings for parts sales for the six months ended June 30, 1995, from which the Company generally realized higher margins than machine sales, increased 6% from the year earlier period. Machine order bookings for the six months ended June 30, 1995 increased 25% from the year earlier period, reflecting the favorable acceptance of the Company's new Genesis line of IC trucks, introduced in December 1994. Material Handling Segment backlog was $123.6 million at June 30, 1995 compared to $135.9 million at December 31, 1994 and $141.1 million at June 30, 1994.

Heavy Equipment Segment sales increased $9.8 million for the six months ended June 30, 1995 from the six months ended June 30, 1994. Machines sales increased 6%, and parts sales increased 13%. The sales mix was approximately 34% parts for the six months ended June 30, 1995 compared to 33% parts for the comparable 1994 period. Heavy Equipment Segment parts sales were also adversely affected by the strike at the parts distribution center, to a lesser degree than the Material Handling Segment.

Heavy Equipment Segment bookings for the six months ended June 30, 1995 were $90.3 million, a decrease of $29.8 million, or 25%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased 25% from the six months ended June 30, 1994. Machine bookings for the six months ended June 30, 1995 decreased 46% from the comparable 1994 period, reflecting continuing weak demand in the mining industry served by the Company's Unit Rig business. Heavy Equipment Segment backlog was $32.5 million at June 30, 1995 compared to $67.8 million at December 31, 1994 and $66.6 million at June 30, 1994.

Mobile Crane segment sales were $88.6 million for the six months ended June 30, 1995, an increase of $44.1 million from $44.5 million in the year earlier period due to the PPM Acquisition in May 1995. Mobile Crane Segment backlog was $60.2 million at June 30, 1995, reflecting the additional PPM backlog acquired, compared to $11.7 million at December 31, 1994 and $10.8 million at June 30, 1994.

  Gross Profit

Gross profit for the six months ended June 30, 1995 increased $10.7 million compared to the six months ended March 31, 1994.

The Material Handling Segment's gross profit increased $4.3 million to $15.9 million for the six months ended June 30, 1995 compared to $11.6 million for the prior year's period. The gross profit percentage in the Material Handling Segment was 6% for the six months ended June 30, 1995 and for the comparable 1994 period. Favorable efficiencies due to higher production and sales volumes and the effects of 1994 severance actions were offset by additional costs associated with the start-up of production of the new Genesis product line and manufacturing inefficiencies related to vendors' continuing inability to meet demand.

The Heavy Equipment Segment's gross profit increased $0.7 million to $17.2 million for the six months ended June 30, 1995 compared to $16.5 million for the comparable 1994 period. The gross profit percentage in the Heavy Equipment Segment was 14% for the six months ended June 30, 1995 and for the six months ended June 30, 1994.

Mobile Crane Segment's gross profit increased $5.7 million to $12.3 million for the six months ended June 30, 1995, compared to $6.6 million for the prior year's period reflecting the addition of the May and June 1995 results of the PPM businesses.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $38.4 million for the six months ended June 30, 1995 from $39.2 million for the six months ended June 30, 1994. Material Handling Segment engineering, selling and administrative expenses decreased to $17.1 million for the six months ended June 30, 1995 from to $23.3 million for the comparable 1994 period, primarily as a result of severance actions taken by management during the second half of 1994. Heavy Equipment Segment engineering, selling and administrative expenses increased to $11.4 million for the six months ended June 30, 1995 from $10.7 million for the comparable 1994 period as a result of costs associated with the start up of a new parts service business. Mobile Crane Segment engineering, selling and administrative expenses increased to $9.3 million for the six months ended June 30, 1995 from $3.3 for the comparable 1994 period reflecting the PPM business acquired in May 1995. The Company recorded a charge of $3.0 million in the three months ended June 30, 1995 to recognize the impairment in value of certain properties held for sale. Corporate administrative expenses in 1994 included a charge of $2.2 million in connection with the termination of a management contract with a related party.

  Severance and Exit Costs

The Company announced personnel reductions totaling approximately 134 employees in the Material Handling Segment's North American operations during the second quarter of 1995 as a continuation of the Company's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Company recorded a combined charge of $3.5 million in the second quarter of 1995 for severance costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities.

During the second quarter of 1994, the Company recorded a charge of $4.5 million principally related to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees. The $4.5 million charge represents severance costs associated with these actions.

  Income (Loss) from Operations

The Material Handling Segment loss from operations of $4.7 million for the six months ended June 30, 1995 represents a $11.3 million improvement over the
$16.0 million loss in the comparable 1994 period.   As discussed above,
increased sales and reduced costs contributed to the improvement in income from operations for the six months ended June 30, 1995.

Heavy Equipment Segment income from operations improved by $0.2 million to $5.8 million for the six months ended June 30, 1995 from $5.6 million in the comparable 1994 period, primarily as a result of reduced costs, offset by costs associated with the start up of a new parts service business.

Mobile Crane Segment income from operations of $3.0 million for the six months ended June 30, 1995 decreased by $0.3 million over the comparable 1994 period, primarily due to losses of the PPM businesses acquired in May 1995.

On a consolidated basis, the Company realized operating income of $3.5 million for the six months ended June 30, 1995, compared to an operating loss of $9.0 million for the comparable 1994 period.

  Other Income (Expense)

Interest expense increased to $16.6 million for the six months ended June 30, 1995 from $15.4 million in the comparable 1994 period as a result of incremental borrowings associated with the PPM Acquisition in May 1995. The Company realized gains of $1.0 million and $20.1 million in the six months ended June 30, 1995 and 1994, respectively, from the sale of shares of Fruehauf common stock and a gain of $4.2 million in 1994 from the sale of Drexel. The Company owns 250,000 shares of Fruehauf common stock which it received in settlement of certain obligations of Fruehauf. Foreign currency transaction losses were $1.9 million in the six months ended June 30, 1995 compared to gains of $0.3 million in the comparable 1994 period.

The Company recorded a charge of $3.0 million in the three months ended June 30, 1995 to recognize the impairment in value of certain properties held for sale. The balance of the provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.



LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt.

Net cash of $24.1 million was used in operating activities during the six months ended June 30, 1995. Net cash used by investing activities was $92.3 million during the six months ended June 30, 1995 principally due to the PPM Acquisition as described below. Net cash provided by financing activities during the six months ended June 30, 1995 was $120.6 million, primarily from the Refinancing discussed below. Cash and cash equivalents totaled $13.3 million at June 30, 1995.

Factors affecting future liquidity

The Company announced personnel reductions totaling approximately 134 employees in the Material Handling Segment's North American operations during the second quarter of 1995 as a continuation of the Company's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Company recorded a combined charge of $3.5 million in the second quarter of 1995 for severance costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities.

As discussed below, the Company has refinanced its senior and subordinated debt, established new credit facilities and borrowed additional funds to complete the PPM Acquisition which will impact future operating results, sources of liquidity and debt service requirements.

Refinancing and PPM Acquisition

On May 9, 1995, the Company completed the Refinancing and the PPM Acquisition. The Refinancing included the private placement to institutional investors of $250 million of 13.25% Senior Secured Notes due May 15, 2002 (the "New Senior Secured Notes"), repayment of the Company's old senior secured notes and senior subordinated notes, totaling approximately $152.6 million principal amount, and entry into a new Credit Facility to replace the Company's existing lending facility in the U.S. Until such time as the Company completes an exchange of the New Senior Secured Notes for an equivalent issue of registered notes, or a shelf registration statement for the New Senior Secured Notes is effective, the interest rate on the New Senior Secured Notes will be 13.75%. The Indenture for the New Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates. In connection with the issuance of the New Senior Secured Notes, the Company issued 1,000,000 stock appreciation rights ("SAR") entitling the holders to receive cash or Common Stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

Approximately $92.6 million of the proceeds of the New Senior Secured Notes was used for the PPM Acquisition, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. In addition, the Company estimates that the acquisition costs incurred will total approximately $3.0 million. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 million French francs (approximately $26.1 million), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $8.8 million (discounted at 15%). The Company has not yet reached agreement with the sellers about the amount of purchase price adjustment but, based on work performed, the Company believes that the amount of the preferred stock could ultimately be reduced.

The Company's Credit Facility provides that the Company will be able to borrow (in the form of revolving loans and up to $15 million in outstanding letters of credit) up to $100 million. The Credit Facility is secured by substantially all of the Company's domestic receivables and inventory (including PPM). The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses other than CMHC, plus (ii) 70% of the net amount of CMHC eligible receivables, plus (iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory less (iv) any availability reserves established by the lenders. The Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans initially bearing interest at the rate of 1.75% per annum in excess of the prime rate and eurodollar rate loans initially bearing interest at the rate of 3.75% per annum in excess of the adjusted eurodollar rate.

The Company's debt service obligations for the remainder of 1995 include an interest payment of $18.1 million on November 15, 1995 for the New Senior Secured Notes, as well as interest payments of approximately $0.6 million monthly for the Credit Facility. Management believes that, together with cash generated from operations, the Refinancing provides the Company with additional liquidity to meet the Company's operating and debt service requirements. The balance outstanding under the Credit Facility as of July 31, 1995 was $62.8 million, and the additional amount the Company could have borrowed was $23.8 million as of that date. During August, the borrowing availability has continued to increase. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide, but there can be no assurances whether, or under what terms, such additional facilities can be obtained.


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

The Securities and Exchange Commission (the "Commission") in March of 1994 initiated a private investigation, which included the Company and certain of its affiliates, to determine whether violations of certain aspects of the Federal securities laws have taken place. The Company is cooperating with the Commission in its investigation and it is not possible at this time to determine the outcome of the Commission's investigation.

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



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

In December 1992, a Class Action complaint was filed against Fruehauf Trailer Corporation ("Fruehauf," a former subsidiary of the Company), the Company, certain of Fruehauf's then officers and directors and certain of the underwriters of the initial public offering of Fruehauf, in the United States District Court for the Eastern District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages.
The Company has reached an agreement with the plaintiffs to settle this litigation, which is subject to court approval, and has recorded a provision of $0.25 million in the quarter ended March 31, 1995.

For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held June 23, 1995, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on May 22, 1995 voted to approve each of the three proposals included in the Company's proxy statement as follows:
                                                                         Broker
                                Affirmative    Negative  Abstentions  Non Votes
  Proposal 1:
     to elect eight
     directors to hold
     office for one year
     or until their
     successors are duly
     elected and qualified
     (all directors stood
     for reelection):

     Randolph W. Lenz             8,445,011     343,743
     Ronald M. DeFeo              8,470,207     318,547
     Marvin B. Rosenberg          8,469,155     319,599
     G. Chris Andersen            8,463,345     325,409
     William H. Fike              8,474,021     314,733
     Bruce I. Raben               8,469,815     318,939
     David A. Sachs               8,473,805     314,949
     Adam E. Wolf                 8,463,009     325,745

  Proposal 2:
     to ratify the
     selection of Price
     Waterhouse as
     independent
     accountants of the
     Company for 1994
     and 1995:                    8,748,432      28,791     11,531            0

  Proposal 3:
     to ratify the 1994
     Terex Corporation
     Long-Term Incentive
     Plan and the initial
     awards granted
     thereunder:                  6,864,890     444,969     29,604    1,449,291


Item 6.      Exhibits and Reports on Form 8-K

       (a)   The following exhibits have been filed as part of this Form 10-Q:

          Exhibit No.
             11.1     Computation of earnings per share
             27       Financial data schedule

       (b)   Reports on Form 8-K.

          A report on Form 8-K dated May 9, 1995 was filed May 24, 1995 reporting the acquisition of 99.18% of the shares of PPM S.A. and 100% of the capital stock of Legris Industries, Inc. Financial statements and pro forma financial information required to be filed in connection with this acquisition will be filed by amendment to the Form 8-K.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TEREX CORPORATION
                                       (Registrant)



Date  August 15, 1995              /s/ Ralph T. Brandifino

                                    Ralph T. Brandifino
                                    Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)



Date  August 15, 1995               /s/ Richard L. Evans

                                    Richard L. Evans, Controller
                                    (Principal Accounting Officer)



                                 EXHIBIT INDEX


             Exhibit No.

                 11.1     Computation of Earnings per Share

                 27       Financial Data Schedule