Form 10-Q
period 1995-09-30
TEREX CORP
filed 1995-11-15
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                               F O R M   10 - Q

(Mark One)

   [X]           Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995

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

                          YES    [X]          NO    [ ]

Number of outstanding shares of common stock:   10.3 million as of September
30, 1995.


The Exhibit Index appears on page 20.



                                     INDEX

                      TEREX CORPORATION AND SUBSIDIARIES


                                                                       Page No.

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations --
               Three months and nine months ended
               September 30, 1995 and 1994                                 3

          Condensed Consolidated Balance Sheets --
               September 30, 1995 and December 31, 1994                    4

          Condensed Consolidated Statements of Cash Flows --
               Nine months ended September 30, 1995 and 1994               5

          Notes to Condensed Consolidated Financial Statements --
               September 30, 1995                                          6

Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                               18

Item 5    Other Information                                               18

Item 6    Exhibits and Reports on Form 8-K                                18


SIGNATURES                                                                19




                        PART 1.  FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                               For the Three Months     For the Nine Months
                                Ended September 30,     Ended September 30,

                                  1995      1994           1995      1994

Net sales                    $ 283,304 $ 207,063      $ 766,789 $ 573,350
Cost of goods sold             252,490   184,282        690,529   515,889
  Gross profit                  30,814    22,781         76,260    57,461
Engineering, selling and
 administrative expenses:
  Third parties                 23,001    16,657         61,401    53,574
  Related parties                  ---       ---            ---     2,245
  Total engineering, selling
    and administrative
    expenses                    23,001    16,657         61,401    55,819
  Severance and exit costs         ---       ---          3,478     4,549
    Income (loss)
     from operations             7,813     6,124         11,381   (2,907)
Other income (expense):
  Interest income                  574        83          1,073       400
  Interest expense            (11,834)   (7,855)       (28,416)  (23,298)
  Gain on sale of
    Fruehauf stock                 ---     4,255          1,032    24,361
  Gain on sale of
    Drexel business                ---       ---            ---     4,742
  Property impairment charge       ---       ---        (3,000)       ---
  Amortization of debt
    issuance costs               (619)     (598)        (1,672)   (1,835)
  Other income (expense)
    - other                    (3,702)     (818)        (6,352)       (8)
     Income (loss) before
      income taxes and
      extraordinary items      (7,768)     1,191       (25,954)     1,455
Income tax provision              (18)        18          (133)     (816)
  Income (loss) before
     extraordinary items       (7,786)     1,209       (26,087)       639
  Extraordinary losses on
     retirement of debt            ---     (164)        (7,452)     (397)

    NET INCOME (LOSS)          (7,786)     1,045       (33,539)       242

Less preferred stock
  accretion                    (1,853)   (1,517)        (5,200)   (4,341)
Income (loss) applicable
  to common stock            $ (9,639) $   (472)      $(38,739) $ (4,099)

PER COMMON AND
 COMMON EQUIVALENT SHARE:

  Primary:
    Income (loss) before
     extraordinary items      $  (0.93) $  (0.03)      $  (3.02) $  (0.36)
    Extraordinary items            ---     (0.02)         (0.73)    (0.04)
     Net income (loss)        $  (0.93) $  (0.05)      $  (3.75) $  (0.40)

  Fully diluted:
    Income (loss) before
     extraordinary items      $  (0.93) $  (0.03)      $  (3.02) $  (0.36)
    Extraordinary items            ---     (0.02)         (0.73) $  (0.04)
     Net income (loss)        $  (0.93) $  (0.05)      $  (3.75) $  (0.40)

Weighted average common
 shares outstanding including
 dilutive securities
 (See Exhibit 11.1)

  Primary  (in millions)         10.3      10.3           10.3      10.3
  Fully diluted  (in millions)   10.3      10.3           10.3      10.3



  The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                         September 30,   December 31,
                                              1995           1994
ASSETS

Current assets
  Cash and cash equivalents                 $  12,482   $    9,727
  Cash securing letters of credit               3,695        6,688
  Trade receivables (less allowance
    of $9,486 at September 30 and
    $6,114 at December 31)                    147,210       91,717
  Net inventories                             248,666      164,245
  Other current assets                         18,279        5,775
     Total current assets                     430,332      278,152

Property, plant and equipment - net           111,817       86,160
Goodwill - net                                 70,343        5,222
Debt issuance costs - net                      15,110        3,382
Other assets                                   18,332       28,700

Total assets                                $ 645,934   $  401,616


LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
  Notes payable                             $   6,575   $    2,078
  Current portion of long-term debt            12,298       25,806
  Trade accounts payable                      146,464      112,213
  Accrued compensation and benefits            16,226       10,823
  Accrued warranties and
    product liability                          38,488       27,629
  Accrued interest                             16,426        8,969
  Accrued income taxes                          3,827        1,328
  Other current liabilities                    62,951       32,732
     Total current liabilities                303,255      221,578

Long-term debt less current portion           337,039      162,987
Accrued warranties and
  product liability - long-term                35,110       31,846
Accrued pension                                18,562       16,456
Other long-term liabilities                    13,635        7,225

     Total liabilities                        707,601      440,092

Minority interest, including
  redeemable preferred stock of a
  subsidiary (liquidation preference
  $26,051, subject to adjustment)
  (Note B)                                     10,028          ---

Redeemable convertible preferred stock
  (liquidation preference $39,083 at
  September 30 and $36,578 at
  December 31)                                 22,462       17,262

Commitments and contingencies (Note E)

Stockholders' investment
  Warrants to purchase common stock            17,240       17,564
  Common stock, $.01 par value
    - authorized 30,000,000 shares;
    issued and outstanding 10,359 at
    September 30 and 10,303 at
    December 31                                   104          103
  Additional paid-in capital                   40,451       40,127
  Accumulated deficit                       (147,872)    (108,395)
  Pension liability adjustment                (1,778)      (1,778)
  Unrealized holding gain on
    equity securities                             938        1,825
  Cumulative translation adjustment           (3,240)      (5,184)

     Total stockholders' investment          (94,157)     (55,738)

Total liabilities and
  stockholders' investment                  $ 645,934   $  401,616

  The accompanying notes are an integral part of these financial statements.



                      TEREX CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                 For the Nine Months
Ended September 30,

                                                 1995           1994


OPERATING ACTIVITIES
  Net loss                                  $(33,539)      $     242
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                               13,265         10,053
    Amortization                                7,873          3,207
    (Gain) loss on sale of property,
     plant and equipment                        (173)          (115)
    Gain on sale of Fruehauf stock            (1,032)       (24,361)
    Gain on sale of Drexel business               ---        (4,742)
    Property impairment charge                  3,000            ---
    Other                                         337          (647)
    Changes in operating assets
     and liabilities:
     Restricted cash                            2,993          (781)
     Trade receivables                       (15,504)       (18,201)
     Net inventories                          (4,598)        (1,043)
     Trade accounts payable                  (20,553)         15,488
     Accrued compensation and benefits          4,866          1,616
     Accrued warranties and
       product liability                        2,275          3,251
     Accrued interest                           7,571        (5,842)
     Accrued income taxes                         537            242
     Other                                      4,737          3,883

     Net cash used in operating activities   (27,945)       (17,750)

INVESTING ACTIVITIES
  Acquisition of businesses,
    net of cash acquired                     (92,429)            ---
  Capital expenditures                        (7,128)        (9,853)
  Proceeds from sale of property,
    plant and equipment                           872            483
  Proceeds from refinancing
    note receivable                               ---          1,000
  Proceeds from sale of Fruehauf stock          2,714         24,916
  Proceeds from sale of Drexel business           ---         10,289
  Other                                           185            535

    Net cash from (used in) investing
     activities                              (95,786)         27,370

FINANCING ACTIVITIES
  Net borrowings under revolving
    line of credit agreements                  42,107         11,916
  Principal repayments of long-term debt    (153,947)       (28,275)
  Issuance of long-term debt, net of
    issuance costs                            239,800            ---
  Other                                         (446)          (124)

    Net cash from (used in)
     financing activities                     127,514       (16,483)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                (1,028)            435

NET DECREASE IN CASH AND CASH EQUIVALENTS       2,755        (6,428)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           9,727        (9,183)

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             $  12,482      $   2,755



The accompanying notes are an integral part of these financial statements.




                      TEREX  CORPORATION AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   (in thousands, unless otherwise denoted)
                              September 30, 1995


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and subsidiaries as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The accompanying condensed consolidated balance sheet as of December 31, 1994, has been derived from the audited consolidated balance sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE B -- REFINANCING AND ACQUISITION

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes"), a newly formed subsidiary, completed the acquisition of substantially all of the outstanding stock of P.P.M., S.A. and Legris Industries, Inc. (together, "PPM") (the "PPM Acquisition"). PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western Europe.

The Refinancing included the private placement to institutional investors of $250,000 of 13.25% Senior Secured Notes due May 15, 2002 (the "New Senior Secured Notes"), repayment of the Company's old senior secured notes and senior subordinated notes, totaling approximately $152,600 principal amount, and entry into a new Credit Facility to replace the Company's existing lending facility in the U. S. Until such time as the Company completes an exchange of the New Senior Secured Notes for an equivalent issue of registered notes, or a shelf registration statement for the New Senior Secured Notes is effective, the interest rate on the New Senior Secured Notes will be 13.75%. The Indenture for the New Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; utilize the proceeds of asset sales; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates. In connection with the issuance of the New Senior Secured Notes, the Company issued 1,000,000 stock appreciation rights ("SAR") entitling the holders to receive cash or Terex Corporation common stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

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

The PPM Acquisition is being accounted for using the purchase method, with the purchase price allocated to the assets acquired and liabilities assumed based
upon their respective estimated fair values at the date of acquisition.   The
excess of purchase price over the net assets acquired (approximately $65,864) is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired in the PPM Acquisition are summarized as follows:

     Cash                                $      974
     Accounts receivable                     33,816
     Inventories                             69,107
     Other current assets                    11,866
     Property, plant and equipment           20,516
     Other assets                               268
     Goodwill                                65,864
     Accounts payable and other
      current liabilities                  (84,458)
     Other liabilities                     (13,501)

                                         $  104,452

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

                                                    Pro Forma for the
                                          Nine Months ended       Year ended
                                          September 30, 1995  December 31, 1994

     Net sales                                  $831,629            $966,476
     Loss from operations                        (5,122)            (12,904)
     Loss before extraordinary items            (51,297)            (19,321)
     Loss before extraordinary items,
          per share                              $(5.55)             $(2.45)

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                            September 30,     December 31,
                                                 1995             1994

Finished Equipment                           $   55,676       $   26,812
Replacement parts                                88,381           68,932
Work-in-process                                  25,351           13,520
Raw materials and supplies                       82,171           57,894

                                                251,579          167,158

Less: Excess of FIFO inventory value
       over LIFO cost                           (2,913)          (2,913)

Net inventories                              $  248,666       $  164,245


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                            September 30,     December 31,
                                                 1995             1994

Property                                     $   10,733       $    8,335
Plant                                            44,575           32,249
Equipment                                       102,884           83,419

                                                158,192          124,003
Less: Accumulated depreciation                 (46,375)         (37,843)

  Net property, plant and equipment          $  111,817       $   86,160


NOTE E -- LITIGATION, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

The Company is subject to a number of contingencies and uncertainties including product liability claims, self-insurance obligations, tax examinations and other contingencies. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, management does not believe that these contingencies and uncertainties will, in the aggregate, have a material effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

On August 28, 1995, the Company announced that its Chairman, Randolph W. Lenz, had retired from his position with the Company and its Board of Directors. In connection with his retirement, the Company (acting through a committee comprised of its independent Directors and represented by independent counsel) and Mr. Lenz have executed a retirement agreement providing certain benefits to Mr. Lenz and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring Mr. Lenz to make himself available to the Company to provide consulting services for certain portions of his time. Mr Lenz, or his designee, will receive a fee for consulting services which will include payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions and equity grants having a maximum potential of 200,000 shares of Terex common stock conditioned upon the Company achieving certain financial performance objectives in the future. In contemplation of the execution of this retirement agreement, the Company advanced to Mr. Lenz the principal amount of the forgivable loan. Mr. Lenz has also agreed not to compete with the Company, to vote his Terex shares in the manner recommended by the Company's Board of Directors, not to acquire any additional shares of the Company's common stock, and, except under certain circumstances, not to sell his shares of common stock. The Company recorded a charge of $1.8 million to Other Income/Expense during the three and nine months ended September 30, 1995 in connection with the retirement.

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56,000 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56,000 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. As discussed above, Mr. Lenz has retired as Chairman of the Company. Although his retirement agreement places certain restrictions on his ability to sell his shares of Common Stock in the Company, in the event that Mr. Lenz is able to sell a substantial portion of his shares in the Company before December 20, 1996, such sale, in combination with the issuance of the Warrants in December 20, 1993 and subject to the effects of other changes in share ownership of the Company, could result in a change in control for tax purposes. Such a change in control for tax purposes could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.




    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Prior to the PPM Acquisition on May 9, 1995, the Company operated in two industry segments during the periods presented herein: material handling and heavy equipment. The addition of the PPM business to the Company's existing crane and aerial lift business ("Koehring") has created combined mobile crane operations sufficient in size to constitute a third industry segment referred to herein as "Mobile Cranes." The comparisons presented below have been reclassified to a three segment basis for consistency. The Mobile Cranes segment results for periods prior to May 1995 consist solely of Koehring's operations which were formerly included in the results of the Heavy Equipment Segment.


Quarter Ended September 30, 1995

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance and exit costs and income (loss) from operations, by segment, for the three months ended September 30, 1995 and 1994.



                              Three Months Ended September 30,     Increase
                                  1995                1994        (Decrease)
                                           (in millions of dollars)

     NET SALES
       Material Handling        $134.5            $ 128.3          $   6.2
       Heavy Equipment            64.8               57.2              7.6
       Mobile Cranes              84.0               22.4             61.6
       Eliminations                ---               (0.8)             0.8
     Total                      $283.3            $ 207.1          $  76.2

     GROSS PROFIT
       Material Handling        $ 10.8            $  10.8          $    ---
       Heavy Equipment             9.2                8.3              0.9
       Mobile Cranes              10.9                3.7              7.2
       Eliminations               (0.1)               ---             (0.1)
          Total                 $ 30.8            $  22.8          $   8.0

     ENGINEERING, SELLING AND ADMINISTRATIVE
          EXPENSES
       Material Handling        $  7.6            $   9.8          $  (2.2)
       Heavy Equipment             5.7                5.1              0.6
       Mobile Cranes               9.4                1.6              7.8
       General/Corporate           0.3                0.2              0.1
          Total                 $ 23.0            $  16.7          $   6.3

     INCOME (LOSS) FROM OPERATIONS
       Material Handling        $  3.2            $   1.0          $   2.2
       Heavy Equipment             3.5                3.2              0.3
       Mobile Cranes               1.5                2.1             (0.6)
       General/Corporate          (0.4)              (0.2)            (0.2)
          Total                 $  7.8            $   6.1          $   1.7


  Net Sales

Sales increased $76.2 million, or approximately 37%, to $283.3 million for the three months ended September 30, 1995 over the comparable 1994 period.

Material Handling Segment sales were $134.5 million for the three months ended September 30, 1995, an increase of $6.2 million from $128.3 million in the year earlier period. The sales mix was approximately 21% parts in the three months ended September 30, 1995 compared to 19% in the comparable 1994 period.
Machine sales increased 4%, primarily because of increased output resulting from actions taken by management during 1994 and shipments of the new Genesis line. Parts sales from which the Company generally realizes higher margins than machine sales, increased 3% because of improved parts inventory availability. The labor strike at the Company's parts distribution center has not had a material continuing effect on parts sales.

Material Handling Segment bookings for the three months ended September 30, 1995 were $111.0 million, a decrease of $23.4 million, or 17%, from the year earlier period, as customer demand, especially in North America, began to soften. Bookings for parts sales for the three months ended September 30, 1995 decreased 4% from the year earlier period. Machine order bookings for the three months ended September 30, 1995 decreased 25% from the year earlier period, reflecting reduced industry demand in the North American markets. Material Handling Segment backlog was $100.1 million at September 30, 1995 compared to $135.9 million at December 31, 1994 and $119.8 million at September 30, 1994.

Heavy Equipment Segment sales increased $7.6 million for the three months ended September 30, 1995 from the three months ended September 30, 1994. Machines sales increased 15%, and parts sales increased 4%. The sales mix was approximately 37% parts for the three months ended September 30, 1995 compared to 41% parts for the comparable 1994 period.

Heavy Equipment Segment bookings for the three months ended September 30, 1995 were $81.0 million, an increase of $42 million, or 108%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, decreased 7% from the three months ended September 30, 1994. Machine bookings for the three months ended September 30, 1995 increased $44.0 million from the comparable 1994 period reflecting higher international orders, including a large Australian order received by the Company's Unit Rig business. Heavy Equipment Segment backlog was $55.2 million at September 30, 1995 compared to $67.8 million at December 31, 1994 and $48.2 million at September 30, 1994.

Mobile Crane Segment sales were $84.0 million for the three months ended September 30, 1995, an increase of $61.6 million from $22.4 million in the year earlier period reflecting operations of the PPM businesses acquired in May 1995. Mobile Crane Segment backlog was $81.6 million at September 30, 1995, reflecting the additional PPM backlog acquired, compared to $11.7 million at December 31, 1994 and $11.9 million at September 30, 1994.

  Gross Profit

Gross profit for the three months ended September 30, 1995 increased $8.0 million compared to the three months ended September 30, 1994.

The Material Handling Segment's gross profit of $10.8 million for the three months ended September 30, 1995 was even with $10.8 million for the prior year's period. The gross profit percentage in the Material Handling Segment was 8% for the three months ended September 30, 1995 and for the comparable 1994 period. Lower overall margins caused by increased material prices and manufacturing inefficiencies related to vendors' continuing inability to meet demand were offset by cost reduction initiatives.

The Heavy Equipment Segment's gross profit increased $0.9 million to $9.2 million for the three months ended September 30, 1995 compared to $8.3 million for the comparable 1994 period. The gross profit percentage in the Heavy Equipment Segment decreased to 14% for the three months ended September 30, 1995 from 15% for the three months ended September 30, 1994, reflecting continuing improvements in manufacturing efficiency, offset by a decrease in the sales mix of higher margin parts sales during the three months ended September 30, 1995.

Mobile Crane Segment's gross profit increased $7.2 million to $10.9 million for the three months ended September 30, 1995, compared to $3.7 million for the prior year's period, reflecting the PPM Acquisition and improved performance at Koehring.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $23.0 million for the three months ended September 30, 1995 from $16.7 million for the three months ended September 30, 1994, reflecting the PPM Acquisition in May 1995. Material Handling Segment engineering, selling and administrative expenses decreased to $7.6 million for the three months ended September 30, 1995 from $9.8 million for the comparable 1994 period, primarily as a result of severance actions taken by management during the second half of 1994 and the first half of 1995. Heavy Equipment Segment engineering, selling and administrative expenses increased to $5.7 million for the three months ended September 30, 1995 from $5.1 million for the comparable 1994 period primarily due to costs associated with a new parts sales office and a new U.K. dealership. Mobile Crane Segment engineering, selling and administrative expenses increased to $9.4 million for the three months ended September 30, 1995 from $1.6 million for the comparable 1994 period, reflecting the PPM Acquisition in May 1995.

  Income (Loss) from Operations

The Material Handling Segment income from operations of $3.2 million for the three months ended September 30, 1995 represents a $2.2 million improvement
over the $1.0 million income in the comparable 1994 period.   As discussed
above, increased sales and reduced costs contributed to the increase in income from operations for the three months ended September 30, 1995.

Heavy Equipment Segment income from operations increased by $0.3 million to $3.5 million for the three months ended September 30, 1995 from $3.2 million in the comparable 1994 period, primarily due to increased sales.

Mobile Crane Segment income from operations of $1.5 million for the three months ended September 30, 1995 decreased by $0.6 million over the comparable 1994 period, primarily due to losses of the PPM businesses acquired in May 1995.

On a consolidated basis, the Company realized operating income of $7.8 million for the three months ended September 30, 1995, compared to operating income of $6.1 million for the comparable 1994 period.

  Other Income (Expense)

Net interest expense increased to $11.2 million for the three months ended September 30, 1995 from $7.7 million in the comparable 1994 period as a result of incremental borrowings associated with the PPM Acquisition in May 1995. The Company realized gains in the three months ended September 30, 1994 of $4.3 million from the sale of shares of common stock of its former subsidiary, Fruehauf Trailer Corporation ("Fruehauf"). The Company owns 250,000 shares of Fruehauf common stock which it received in settlement of certain obligations of Fruehauf. The Company recorded a charge of $1.8 million in the three months ended September 30, 1995 for payments related to the retirement of its former chairman, as described more fully in "Item 5 -- Other Information" in Part II of this form 10-Q.

The balance of the provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.



Nine Months Ended September 30, 1995

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance and exit costs, and income (loss) from operations, by segment, for the nine months ended September 30, 1995 and 1994.


                               Nine Months Ended September 30,     Increase
                                  1995               1994         (Decrease)
                                           (in millions of dollars)

     NET SALES
       Material Handling        $404.4            $ 335.7        $    68.7
       Heavy Equipment           190.5              173.1             17.4
       Mobile Cranes             172.7               66.9            105.8
       Eliminations               (0.8)              (2.3)             1.5
     Total                      $766.8            $ 573.4        $   193.4

     GROSS PROFIT
       Material Handling        $ 26.7            $  22.4        $     4.3
       Heavy Equipment            26.4               24.6              1.8
       Mobile Cranes              23.2               10.4             12.8
          Total                 $ 76.3            $  57.4        $    18.9

     ENGINEERING, SELLING AND ADMINISTRATIVE
          EXPENSES
       Material Handling        $ 24.6            $  33.2        $    (8.6)
       Heavy Equipment            17.1               15.7              1.4
       Mobile Cranes              18.7                4.9             13.8
       General/Corporate           1.0                2.0             (1.0)
          Total                 $ 61.4            $  55.8        $     5.6

     SEVERANCE AND EXIT COSTS
       Material Handling        $  3.5            $   4.3        $    (0.8)
       Heavy Equipment             ---                0.2             (0.2)
          Total                 $  3.5            $   4.5        $    (1.0)

     INCOME (LOSS) FROM OPERATIONS
       Material Handling        $ (1.4)           $ (15.1)       $    13.7
       Heavy Equipment             9.3                8.7              0.6
       Mobile Cranes               4.5                5.5             (1.0)
       General/Corporate          (1.0)              (2.0)             1.0
          Total                 $ 11.4            $  (2.9)       $    14.3



  Net Sales

Sales increased $193.4 million to $766.8, or approximately 34%, for the nine months ended September 30, 1995 over the comparable 1994 period.

Material Handling Segment sales were $404.4 million for the nine months ended September 30, 1995, an increase of $68.7 million from $335.7 million in the year earlier period. The sales mix was approximately18% parts in the nine months ended September 30, 1995 compared to 20% in the comparable 1994 period. Machine sales increased 22%, primarily because of increased output resulting from actions taken by management during 1994 and shipments of the new Genesis line. Parts sales increased 7% because of improved parts inventory availability partially offset by the adverse effects of a labor strike at the Company's parts distribution center during the second quarter. The strike has not had a material continuing effect on parts sales.

Material Handling Segment bookings for the nine months ended September 30, 1995 were $368.7 million, an increase of $59.8 million, or 19%, from the year earlier period, on strong customer demand early in the year for the new Genesis line. Bookings for parts sales for the nine months ended September 30, 1995, from which the Company generally realized higher margins than machine sales, increased 6% from the year earlier period. Machine order bookings for the nine months ended September 30, 1995 increased 17% from the year earlier period, reflecting the favorable acceptance of the Company's new Genesis line of IC trucks, introduced in December 1994. Material Handling Segment backlog was $100.1 million at September 30, 1995 compared to $135.9 million at December 31, 1994 and $119.8 million at September 30, 1994.

Heavy Equipment Segment sales increased $17.4 million for the nine months ended September 30, 1995 from the nine months ended September 30, 1994. Machines sales increased 9%, and parts sales increased 10%. The sales mix was approximately 35% parts for the nine months ended September 30, 1995 compared to 35% parts for the comparable 1994 period. Heavy Equipment Segment parts sales were also adversely affected by the strike at the parts distribution center early in the period, to a lesser degree than the Material Handling Segment.

Heavy Equipment Segment bookings for the nine months ended September 30, 1995 were $171.3 million, an increase of $12.3 million, or 8%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased 12% from the nine months ended September 30, 1994. Machine bookings for the nine months ended September 30, 1995 increased 5% from the comparable 1994 period. Heavy Equipment Segment backlog was $55.2 million at September 30, 1995 compared to $67.8 million at December 31, 1994 and $48.2 million at September 30, 1994.

Mobile Crane segment sales were $172.7 million for the nine months ended September 30, 1995, an increase of $105.8 million from $66.9 million in the year earlier period due to the PPM Acquisition in May 1995. Mobile Crane Segment backlog was $81.6 million at September 30, 1995, reflecting the additional PPM backlog acquired, compared to $11.7 million at December 31, 1994 and $11.9 million at September 30, 1994.

  Gross Profit

Gross profit of $76.3 million for the nine months ended September 30, 1995 was $18.9 million, or 33%, higher than gross profit of $57.5 million for the nine months ended September 30, 1994.

The Material Handling Segment's gross profit increased $4.3 million to $26.7 million for the nine months ended September 30, 1995 compared to $22.4 million for the prior year's period. The gross profit percentage in the Material Handling Segment was 7% for the nine months ended September 30, 1995 and for the comparable 1994 period. Favorable efficiencies due to higher production and sales volumes and the effects of 1994 severance actions were offset by additional costs associated with the start-up of production of the new Genesis product line and manufacturing inefficiencies related to vendors' continuing inability to meet demand.

The Heavy Equipment Segment's gross profit increased $1.8 million to $26.4 million for the nine months ended September 30, 1995 compared to $24.6 million for the comparable 1994 period. The gross profit percentage in the Heavy Equipment Segment was 14% for the nine months ended September 30, 1995 and for the nine months ended September 30, 1994.

Mobile Crane Segment's gross profit increased $12.8 million to $23.2 million for the nine months ended September 30, 1995, compared to $10.4 million for the prior year's period reflecting the addition of the May through September 1995 results of the PPM businesses.

  Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $61.4 million for the nine months ended September 30, 1995 from $55.8 million for the nine months ended September 30, 1994. Material Handling Segment engineering, selling and administrative expenses decreased to $24.6 million for the nine months ended September 30, 1995 from $33.2 million for the comparable 1994 period, primarily as a result of severance actions taken by management during the second half of 1994. Heavy Equipment Segment engineering, selling and administrative expenses increased to $17.1 million for the nine months ended September 30, 1995 from $15.7 million for the comparable 1994 period as a result of costs associated with the new parts service business. Mobile Crane Segment engineering, selling and administrative expenses increased to $18.7 million for the nine months ended September 30, 1995 from $4.9 million for the comparable 1994 period reflecting the PPM business acquired in May 1995. Corporate administrative expenses in 1994 included a charge of $2.2 million in connection with the termination of a management contract with a related party.

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

  Income (Loss) from Operations

The Material Handling Segment loss from operations of $1.4 million for the nine months ended September 30, 1995 represents a $13.7 million improvement over the
$15.1 million loss in the comparable 1994 period.   As discussed above,
increased sales and reduced costs contributed to the improvement in income from operations for the nine months ended September 30, 1995.

Heavy Equipment Segment income from operations improved by $0.6 million to $9.3 million for the nine months ended June 30, 1995 from $8.7 million in the comparable 1994 period, primarily as a result of reduced costs, offset by costs associated with the start up of a new parts service business.

Mobile Crane Segment income from operations of $4.5 million for the nine months ended September 30, 1995 decreased by $1.0 over the comparable 1994 period, primarily due to losses of the PPM businesses acquired in May 1995.

On a consolidated basis, the Company realized operating income of $11.4 million for the nine months ended September 30, 1995, compared to an operating loss of $2.9 million for the comparable 1994 period.

  Other Income (Expense)

Net interest expense increased to $27.3 million for the nine months ended September 30, 1995 from $22.9 million in the comparable 1994 period as a result of incremental borrowings associated with the PPM Acquisition in May 1995. The Company realized gains of $24.4 million. The Company owns 250,000 shares of Fruehauf common stock which it received in settlement of certain obligations of Fruehauf.

The Company recorded a charge of $3.0 million in the nine months ended September 30, 1995 to recognize the impairment in value of certain properties held for sale.

The Company recorded a charge of $1.8 million in the nine months ended September 30, 1995 for payments related to the retirement of its former chairman in August 1995, as described more fully in "Item 5 -- Other Information" in Part II of this Form 10-Q. The balance of the provision for income taxes generally represents taxes withheld on foreign royalties and dividends, and the fluctuation in the provision for income tax is due to fluctuations in these items.


LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on its credit facility.

Net cash of $27.9 million was used in operating activities during the nine months ended September 30, 1995. Net cash used by investing activities was $95.8 million during the nine months ended September 30, 1995 principally due to the PPM Acquisition as described below. Net cash provided by financing activities during the nine months ended September 30, 1995 was $127.5 million, primarily from the Refinancing discussed below. Cash and cash equivalents totaled $12.5 million at September 30, 1995.

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

On May 9, 1995, the Company completed the Refinancing and the PPM Acquisition. The Refinancing included the private placement to institutional investors of $250 million of 13.25% Senior Secured Notes due May 15, 2002 (the "New Senior Secured Notes"), repayment of the Company's old senior secured notes and senior subordinated notes, totaling approximately $152.6 million principal amount, and entry into a new Credit Facility to replace the Company's existing lending facility in the U.S. Until such time as the Company completes an exchange of the New Senior Secured Notes for an equivalent issue of registered notes, or a shelf registration statement for the New Senior Secured Notes is effective, the interest rate on the New Senior Secured Notes will be 13.75%. The Indenture for the New Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; utilize the proceeds of assets sales; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates. In connection with the issuance of the New Senior Secured Notes, the Company issued 1,000,000 stock appreciation rights ("SAR") entitling the holders to receive cash or Common Stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

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

The Company's debt service obligations for the remainder of 1995 include an interest payment of $17.7 million on November 15, 1995 on the New Senior Secured Notes which amount has been deposited with the Trustee for payment to the holders, as well as interest payments of approximately $0.6 million monthly on the Credit Facility. Management believes that, together with cash generated from operations, the Refinancing provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. The balance outstanding under the Credit Facility as of October 31, 1995 was $60.6 million, and the additional amount the Company could have borrowed was $23.0 million as of that date. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide, but there can be no assurances whether, or under what terms, such additional facilities can be obtained.

CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56,000 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56,000 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. As discussed below (see "Part II -- Other Information -- Item 5"), Mr. Lenz has retired as Chairman of the Company. Although his retirement agreement places certain restrictions on his ability to sell his shares of Common Stock in the Company, in the event that Mr. Lenz is able to sell a substantial portion of his shares in the Company before December 20, 1996, such sale, in combination with the issuance of the Warrants in December 20, 1993 and subject to the effects of other changes in share ownership of the Company, could result in a change in control for tax purposes. Such a change in control for tax purposes could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

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



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

In December 1992, a Class Action complaint was filed against Fruehauf Trailer Corporation ("Fruehauf," a former subsidiary of the Company), the Company, certain of Fruehauf's then officers and directors and certain of the underwriters of the initial public offering of Fruehauf, in the United States District Court for the Eastern District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages.
The Company has settled the plaintiffs' claims with court approval for the sum of $0.25 million, and thus this litigation is no longer pending with respect to the Company.

For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."


Item 5.   Other Information

On August 28, 1995, the Company announced that its Chairman, Randolph W. Lenz, had retired from his position with the Company and its Board of Directors. In connection with his retirement, the Company (acting through a committee comprised of its independent Directors and represented by independent counsel) and Mr. Lenz have executed a retirement agreement providing certain benefits to Mr. Lenz and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring Mr. Lenz to make himself available to the Company to provide consulting services for certain portions of his time. Mr
Lenz,   or his designee, will receive a fee for consulting services which will include payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions and equity grants having a maximum potential of 200,000 shares of Terex common stock conditioned upon the Company achieving certain financial performance objectives in the future. In contemplation of the execution of this retirement agreement, the Company advanced to Mr. Lenz the principal amount of the forgivable loan. Mr. Lenz has also agreed not to compete with the Company, to vote his Terex shares in the manner recommended by the Company's Board of Directors, not to acquire any additional shares of the Company's common stock, and, except under certain circumstances, not to sell his shares of common stock.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits have been filed as part of this Form
10-Q:

          Exhibit No.
               10        Agreement dated as of November 2, 1995 between Terex
                         Corporation, a Delaware corporation, and
                         Randolph W. Lenz
               11.1      Computation of earnings per share
               27        Financial data schedule

            (b)  Reports on Form 8-K.

                 Amendment number 1 to a report on Form 8-K dated May 9, 1995 was filed on August 28, 1995. The amendment provided financial statements and pro forma financial information required to be filed in connection with the acquisition of 99.18% of the shares of PPM S.A. and 100% of the capital stock of Legris Industries, Inc.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TEREX CORPORATION
                                       (Registrant)



Date  November 14, 1995             /s/  Ralph T. Brandifino

                                    Ralph T. Brandifino
                                    Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)



                                 EXHIBIT INDEX


             Exhibit No.

                  10 Agreement dated as of November 2, 1995 between Terex Corporation, a Delaware corporation, and Randolph W. Lenz

                  11.1    Computation of Earnings per Share

                  27      Financial Data Schedule