Form 10-K
period 1995-12-31
TEREX CORP
filed 1996-03-29
CIK 97216

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|           OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1995

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
|_|         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from __________ to __________.

                         Commission File Number 1-10702

                                TEREX CORPORATION
               (Exact Name of Registrant as Specified in Charter)

     DELAWARE                                                 34-1531521

(State of                                                   (I.R.S. Employer
incorporation)                                             Identification No.)

    500 POST ROAD EAST, SUITE 320, WESTPORT, CONNECTICUT 06880
                    (Address of principal executive offices)

                                 (203) 222-7170
                               (Telephone number)

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

                    YES X                               NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24.0 million based on the last sale price on March 1, 1996.

      THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WAS
                        10,590,425 AS OF MARCH 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.




                       TEREX CORPORATION AND SUBSIDIARIES

                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1995

                                                                          PAGE

                                     PART I

Item 1  Business  ....................................................   3
Item 2  Properties ...................................................   9
Item 3  Legal Proceedings.............................................  10
Item 4  Submission of Matters to a Vote of Security Holders...........  10

                                     PART II

Item 5  Market for Registrant's Common Stock and Related
          Stockholder Matters.........................................  11
Item 6  Selected Financial Data.......................................  12
Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  13
Item 8  Financial Statements and Supplementary Data...................  22
Item 9  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosures...................................  23

                                    PART III

Item 10 Directors and Executive Officers of the Registrant............   *
Item 11 Executive Compensation........................................   *
Item 12 Security Ownership of Certain Beneficial Owners and Management   *
Item 13 Certain Relationships and Related Transactions................   *

                                     PART IV

Item 14 Exhibits, Financial Statement Schedule and Reports on Form 8-K.  24



*  Incorporated by reference from Terex Corporation Proxy Statement.


PART I

Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as "Terex," the "Registrant," or the "Company." Dollar amounts except per share are in millions unless otherwise designated.

ITEM 1. BUSINESS

GENERAL

Terex is a global provider of capital goods and equipment used in the manufacturing, distribution, mining, construction and infrastructure industries.

The Company's operations began in 1983 with the purchase of Northwest Engineering Company, the Company's original business and name. Since 1983, management has expanded the Company's business through a series of acquisitions. In 1988, Northwest Engineering Company merged into a subsidiary acquired in 1986 named Terex Corporation, with Terex Corporation as the surviving corporation. For 1995, consolidated revenues of the Company amounted to approximately $1,030.2. Prior to May 1995, the Company's operations were divided into two principal segments: Material Handling and Heavy Equipment. On May 9, 1995, the Company completed the PPM Acquisition which is more fully described below. Together with Koehring, these businesses form Terex Cranes, Inc., the Company's Mobile Cranes Segment.

The Material Handling Segment designs, manufactures and markets a complete line of internal combustion ("IC") and electric lift trucks, electric walkies and related components and replacement parts under the Clark trademark. These products are used in material handling applications in a broad array of manufacturing, distribution and transportation industries. The Material Handling Segment consists of Clark Material Handling Company ("CMHC") and certain affiliated companies (together with CMHC, "CMH") which were acquired by the Company in July 1992 from Clark Equipment Company (the "CMH Acquisition").

The Heavy Equipment Segment designs, manufactures and markets heavy-duty, off-highway earthmoving and construction equipment and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings and in supplying coal, minerals, sand and gravel. The Heavy Equipment Segment consists of two operating businesses: (i) the Terex Business (defined below), which manufactures off-highway rigid and articulated haulers, scrapers and wheel loaders and (ii) the Unit Rig Division, which manufactures electric rear and bottom dump haulers, as well as mechanical drive haulers and wheel loaders principally sold to the mining industry.

On May 9, 1995, the Company, through Terex Cranes, Inc., a Delaware corporation which is a wholly owned subsidiary of the Company ("Terex Cranes"), completed the acquisition (the "PPM Acquisition") of substantially all of the shares of P.P.M. S.A., a societe anonyme, and certain subsidiaries ("PPM Europe"), from Potain S.A., a societe anonyme, and all of the capital stock of Legris Industries, Inc., a Delaware corporation which owns 92.4% of the capital stock of PPM Cranes, Inc., a Delaware corporation ("PPM North America;" and PPM North America together with PPM Europe collectively referred to as "PPM") from Legris Industries S.A., a societe anonyme ("Legris France"). PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western Europe under the brand names of PPM, P&H (trademark of Harnischfeger Corporation) and BENDINI. Concurrently with the completion of the PPM Acquisition, the Company contributed the assets (subject to liabilities) of its Koehring Cranes and Excavators and Marklift division to Terex Cranes. The former division now operates as Koehring Cranes, Inc., a wholly owned subsidiary of Terex Cranes ("Koehring"). Koehring manufactures mobile cranes under the LORAIN brand name and aerial lift equipment under the MARKLIFT brand name.

For financial information about the Company's industry and geographic segments, see Note N -- "Business Segment Information" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's long-term strategy has been, and continues to be, to seek out acquisitions in the capital goods industry where aggressive management can achieve substantial improvements in profitability and cash flow.


MATERIAL HANDLING SEGMENT

CMH is a leading North American and European designer, manufacturer and marketer of a complete line of IC and electric lift trucks, electric walkies and related replacement parts under the CLARK trademark. CMH's products are distributed through an established global dealer network which includes more than 440 locations. Management believes CMH has the largest installed fleet in North America, with over 250,000 units, and that over 320,000 CLARK trucks are presently in operation worldwide. Historically, approximately 80% of CMH's revenues have been derived from new product sales and approximately 20% of revenues have been derived from the sale of replacement parts. CMH and its independent dealers sell to a diversified base of customers in a variety of industries. CMH's headquarters and U.S. manufacturing facilities are located in Lexington, Kentucky. CMH's international manufacturing facilities are located in Mulheim-Ruhr, Germany. CMH also owns a training and research center in Lexington, Kentucky.

The Company acquired CMH in July 1992. Following the acquisition, CMH began implementing initiatives intended to reduce its manufacturing and operating costs. These initiatives have included consolidation of engineering, manufacturing and parts facilities. In December 1993, CMH transferred its parts supply operations to the Company's parts distribution center in Southaven, Mississippi. During 1994, CMH completed the transfer of its light IC lift truck chassis production from Korea to Lexington, Kentucky, closed its manufacturing facility in Danville, Kentucky and closed its axle manufacturing facility in Korea. In April 1994, the Company sold 100% of the stock of Drexel Industries, Inc. ("Drexel"), which is located in Horsham, Pennsylvania. Drexel manufactures very narrow-aisle lift trucks.

CMH currently  offers 116 basic truck designs  within five major product  lines:
light IC trucks (1.0 to 5.0 tons), heavy IC trucks (5.5 to 47.5 tons), narrow-aisle trucks, electric counterbalanced trucks (1.3 to 6.0 tons) and electric walkies.

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

CMH is a leading manufacturer of lift trucks in North America, although the brand names of Hyster and Yale combined, both owned by Nacco Industries, Inc., account for production of more lift trucks annually. Other major North American competitors include Toyota, Mitsubishi and Komatsu in both IC and electric riders, and Crown and Raymond in electric riders alone. In Europe, CMH competes with the Linde Group, the European market leader, as well as Hyster-Yale, Toyota and Jungheinreich. CMH also competes with a number of specialty firms.

HEAVY EQUIPMENT SEGMENT

The Company is recognized as a significant competitor in the market for large capacity haulers and scrapers. However, the Company is not a dominant manufacturer in the heavy equipment industry, which is dominated in most segments by large, diversified firms, such as Caterpillar, Dresser Industries and Komatsu, that have broader product lines and greater financial resources. The Company also competes in this industry with a number of specialty firms, whose products generally compete directly with one or more of the Company's product lines.

     TEREX BUSINESS

The Company acquired the Terex Corporation, whose operations were subsequently carried out as the Terex Division, in December 1986 and acquired Terex Equipment Limited ("TEL"), a subsidiary of the Company located in Scotland, in June 1987. The Terex Division and TEL are jointly hereinafter referred to as the "Terex Business," which is headquartered in Motherwell, Scotland. Terex Division's marketing efforts in the United States serve the needs of North, Central and South America, while TEL serves the remainder of the international market. TEL manufactures the products of the Terex Business at its facility in Motherwell, Scotland.

The Terex Business has two principal product lines: off-highway rigid and articulated haulers and scrapers sold under the TEREX trademark and as original equipment manufacturers to be sold under other brand names. A "hauler" is an off-road dump truck with a capacity in excess of 25 tons. Haulers produced by the Terex Business have capacities ranging from 25 to 85 tons. A "scraper" is an off-road vehicle, commonly referred to as an "earth mover," that loads, moves and unloads large quantities of soil for site preparations, including roadbeds. The Terex Business product line also includes wheel loaders although these are not presently being manufactured. A "wheel loader" is a vehicle that loads materials onto trucks, conveyors and similar equipment. The Terex Business products perform a wide range of earthmoving functions in quarry and open pit mining and in many types of heavy construction, including highway, dam and waterway construction; commercial and industrial site preparation; general land improvement and real estate development; and structural renovation and replacement. The Terex Business's main competitors are Caterpillar, VME Group, Komatsu and Dresser.

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

The present principal markets for Unit Rig products are copper, gold, coal and iron mines. Unit Rig's major customers are mining companies in North and South America, Asia, Africa and Australia. Approximately 70% of Unit Rig's sales are export sales. Unit Rig's largest competitors are Caterpillar and Komatsu/Dresser.

TEREX CRANES, INC.

     KOEHRING

In January 1987, the Company purchased certain assets and operations of the business that operated prior to the PPM Acquisition as the Koehring Cranes & Excavators Division, which assets and operations were contributed to Koehring in connection with the PPM Acquisition. Koehring, headquartered in Waverly, Iowa, designs, manufactures and markets a broad line of hydraulic telescoping cranes sold under the well recognized trade names of KOEHRING and LORAIN. Hydraulic telescoping cranes are primarily used for construction and industrial applications. Koehring has three principal competitors in the mobile crane market: Grove Manufacturing, Liebherr Werk Ehingen and Link-Belt.

In December 1991, the Company acquired substantially all operating assets of the business that operates as the Marklift Division ("Mark"). Mark relocated to the Koehring facilities in Waverly, Iowa during 1992 in order to more effectively utilize existing capabilities and manufacturing facilities at the Waverly location. Mark is engaged in the manufacture and sale of aerial lift equipment, including scissor lifts, boom lifts and a full line of replacement parts. Scissor lifts and boom lifts are used for the repair, maintenance and construction of buildings, manufacturing facilities and equipment. These lifts are used in a wide variety of industrial applications, such as installing and repairing electrical and plumbing fixtures; installing drywall and ceilings; cleaning, repairing and painting production equipment; maintaining refineries, chemical plants and aircraft; and performing common construction tasks such as siding, insulation and structural member installation. Mark's largest competitor in the aerial lift industry is JLG Industries.

The Company currently manages the Northwest Engineering and BCP Construction Products ("BCP," acquired in 1985) businesses from Koehring's location in Waverly, Iowa. The sale of replacement parts for Northwest Engineering and BCP products, including the Dynahoe backhoe/loader, constitutes the most important part of these businesses.

     PPM EUROPE

On May 9, 1995, the Company acquired substantially all of the capital stock of PPM Europe. PPM Europe was formed in 1966 by Potain, S.A., and is a leading European designer, manufacturer and marketer of mobile cranes and container stackers. PPM Europe consists of several subsidiaries throughout Europe, including: PPM S.A. in France, Bendini SpA, an Italian rough terrain crane producer, Brimont Agraire S.A., a specialized trailer manufacturer in France, PPM Krane GmbH, a sales organization in Germany, and Baulift Baumaschinen Und Krane Handels GmbH, a parts distributor in Germany. PPM Europe operates two manufacturing facilities, its PPM manufacturing facility at Montceau les Mines in central France and its Bendini manufacturing facility in northern Italy. PPM Europe markets its products primarily in Europe, Africa and the Middle East under the PPM and BENDINI brand names. PPM Europe's major competitors in mobile cranes are Krupp Mobilkran, Grove Cranes Ltd. and Liebherr Werk Ehingen. PPM Europe's major competitors in the container stacker market are Kalmar, Valmet Belloti and Taylor.

     PPM NORTH AMERICA

On May 9, 1995, the Company acquired substantially all of the capital stock of PPM North America. PPM North America, headquartered in Conway, South Carolina, designs, manufactures and markets rough terrain cranes, truck cranes and container stackers under the P&H brand name which is licensed from Harnischfeger Corporation. PPM North America also markets mobile cranes and container stackers in the Far East through its Singapore subsidiary and in Australia through its Australian subsidiary. PPM North America has three main competitors in the mobile crane market: Grove Manufacturing, Liebherr Werk Ehingen and Link-Belt.

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

RESEARCH AND DEVELOPMENT

The Company maintains engineering staffs at several of its locations which design new products and improvements in existing product lines. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11.2 million, $10.5 million and $11.8 million in 1995, 1994 and 1993, respectively.

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

SEASONAL FACTORS

The Company markets a large portion of its products in North America and Europe, and its sales of heavy equipment and cranes during the fourth quarter of each year (i.e., October through December) to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year because of the normal winter slowdown of construction activity. However, sales of heavy equipment to the mining industry, as well as sales of lift trucks, are generally less affected by such seasonal factors.

DISTRIBUTION

CMH markets original equipment and repair parts through a worldwide dealer network. CMH currently has 94 independent North American dealers who operate approximately 233 outlets, with all such dealer outlets providing both sales and service. CMH's European distribution network consists of approximately 93 independent dealers and three company-owned dealers operating in 29 countries. CMH dealers generally market the full CMH product line and maintain comprehensive service capabilities. CMH operates a dealer service organization designed to coordinate sales and promotional activities, provide ongoing dealer training and facilitate dealer communications.

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

The Terex Business markets original equipment and repair parts through worldwide dealership networks. Unit Rig distributes its products and services directly to customers primarily through its own distribution system. The Company's heavy equipment dealers are independent businesses which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of the Company's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. The Company employs sales representatives who service these dealers from offices located throughout the world.

Terex Cranes distributes its products through a global network of over 300 independent dealers organized by product line. With respect to mobile cranes, in North America both Koehring and PPM North America maintain extensive dealer networks. The geographic strength of Koehring, which markets its mobile cranes under the LORAIN brand name, centers in the midwest and mid-Atlantic regions of the U.S. and the geographic strength of PPM North America, which markets its mobile cranes under the P&H brand, centers in the southern and western regions. PPM Europe's distribution is carried out under two brand names, PPM and BENDINI, through a single distribution network comprised of both distributors and a direct sales force.

BACKLOG

The Company's backlog as of December 31, 1995 and 1994 was as follows:

                                     December 31,
                                   1995       1994
                                    (in millions
                                     of dollars)

Material Handling ............   $   78.9 $  135.9
Heavy Equipment ..............       88.8     67.8
Terex Cranes .................       85.3     11.7
                       Total     $  253.0 $  215.4

Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis. Backlog in Terex Cranes increased in 1995 primarily due to the effect of the PPM Acquisition.

Backlog at the Material Handling Group fell from $135.9 at December 31, 1994 to $78.9 at December 31, 1995 as the Company maintained full production in the Material Handling Segment United States operations and parts availability returned to normal levels. As a result, the backlog of both machines orders and parts orders was reduced during 1995.

PATENTS, LICENSES AND TRADEMARKS

Several of the trademarks and trade names of the Company, in particular the TEREX, CLARK, KOEHRING, LORAIN, UNIT RIG, MARKLIFT, DYNAHOE, POWERWORKER, P&H (licensed by PPM North America from Harnischfeger Corporation), PPM, HYPERSTACKER, SUPERSTACKER, BENDINI and GENESIS trademarks, are important to the business of the Company. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renews them as required. The Company also takes steps, including legal action, to protect its trademark, trade name and patent rights when circumstances warrant such action.

EMPLOYEES

As of December 31, 1995, the Company had approximately 3,600 employees. The Company considers its relations with its personnel to be good. Approximately 33% of the Company's employees are represented by labor unions which have entered into various separate collective bargaining agreements with the Company. The Company experienced a labor strike at its parts distribution center in Southaven, Mississippi during the second quarter of 1995 which is ongoing, and a strike at its Koehring facility in Waverly, Iowa in December 1995, which has been settled. The strike at Southaven has had no appreciable effect on the conduct of business or financial results of that operation.

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

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

    ENTITY                FACILITY LOCATION           TYPE AND SIZE OF FACILITY

Terex
 (Corporate Offices).. Westport, Connecticut (1)   Office  14,898 sq. ft.
Terex
 (Distribution Center) Southaven, Mississippi (1)  Warehouse and light manufacturing
                                                     505,000 sq. ft.  (2)

                      MATERIAL HANDLING SEGMENT

CMHC     .............Lexington, Kentucky (1)      Manufacturing, warehouse and
                                                     office 372,600 sq. ft.
CMHC     .............Lexington, Kentucky          Training and research and
                                                     development 43,000 sq. ft.
CMHC     .............Lexington, Kentucky (1)      Office 64,600 sq. ft.
CMHC     .............Lexington, Kentucky (1)      Manufacturing, warehouse and
                                                     test facility
                                                     59,500 sq. ft.
CMH Germany...........Mulheim-Ruhr, Germany        Manufacturing, engineering,
                                                     power generation,
                                                     maintenance and office
                                                     241,350 sq. ft.
CMH Germany...........Mulheim-Ruhr, Germany (1)    Office 61,360 sq. ft.
CMH Germany...........Saarn, Germany (1)           Warehouse 150,700 sq. ft.

                       HEAVY EQUIPMENT SEGMENT

Unit Rig .............Tulsa, Oklahoma              Manufacturing and office
                                                     325,000 sq. ft.
TEL...................Motherwell, Scotland         Manufacturing, warehouse and
                                                     office 714,000 sq. ft. (3)

                         TEREX CRANES, INC.

Koehring & Mark.......Waverly, Iowa (4)            Office, manufacturing and
                                                      warehouse 383,000 sq. ft.
PPM North America.....Conway, South Carolina (1)   Office, manufacturing and
                                                      warehouse 257,040 sq. ft.
PPM Europe............Montceau les Mines, France   Office, manufacturing and
                                                      warehouse 419,764 sq. ft.
PPM Europe............Crespellano, Italy           Office, manufacturing and
                                                      warehouse 92,750 sq. ft.
PPM Europe............Dortmund, Germany (1)        Office and warehouse
                                                      129,180 sq. ft.
PPM Europe............Rethel, France               Office, manufacturing and
                                                      warehouse 215,300 sq. ft.

------------------------------
(1) These facilities are either leased or subleased by the indicated entity.
(2) Includes 239,400 sq. ft. of warehouse space currently leased to others.
(3) Includes 148,500 sq. ft. of manufacturing space currently leased to others.

(4) Koehring also owns a 66,000 sq. ft. facility in Waterloo, Iowa which is currently leased to others.

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

ITEM 3. LEGAL PROCEEDINGS

As described in Note L -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability matters, which have arisen in the normal course of its operations. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

For  information   concerning  other   contingencies  and   uncertainties,   see
"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NYSE under the symbol "TEX."

QUARTERLY MARKET PRICES

                    1995                                    1994
      ---------------------------------      ---------------------------------
      Fourth    Third   Second    First       Fourth   Third   Second    First
      ------   ------  -------  -------      -------  -------  -------  ------

High. $ 5.25   $ 5.38   $ 6.63   $ 7.13       $ 8.75   $ 7.38  $ 8.00   $ 9.88
Low..   4.13     4.88     4.63     5.88         6.00     4.25    5.13     6.13

No dividends were declared or paid in 1994 or in 1995. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. Under the most restrictive of these agreements, $3.0 was available for dividends at December 31, 1995. In addition, the Company's debt agreements generally limit payment of cash dividends by the Company in excess of $3.0 to 40% of the Company's net income, if any. The terms of the Company's outstanding Series A Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") and Series B Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") also restrict the Company's ability to pay cash dividends on the Common Stock. The Company intends generally to retain earnings, if any, to fund the development and growth of its business. The Company does not plan on paying dividends on the Common Stock in the foreseeable future. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 1, 1996, there were 785 stockholders of record of the Company's Common Stock.



ITEM 6.   SELECTED FINANCIAL DATA
(in millions except per share amounts and employees)

                                                                               Year Ended December 31,

                                                           1995        1994         1993        1992         1991
                                                           ----        ----         ----        ----         ----
 SUMMARY OF OPERATIONS
   Net Sales                                            $  1,030.2  $    786.8   $    670.3  $    523.4   $    784.2
   Income (loss) from operations                              21.4         3.4        (33.9)       (4.1)       (70.7)
   Income (loss) before extraordinary items                  (27.7)        1.2        (65.0)        2.9        (42.7)
   Net income (loss)                                         (35.2)        0.5        (66.5)        2.9        (42.7)
   Net income (loss) applicable to common                    (42.5)       (5.5)       (66.7)        2.9        (42.7)
   Per Common and Common Equivalent Share:

     Income (loss) before extraordinary items               (3.37)      (0.46)       (6.55)       0.29        (4.31)
     Net income (loss)                                      (4.09)      (0.53)       (6.70)       0.29        (4.31)
 WORKING CAPITAL

   Current assets                                         $  426.2  $    278.1   $    257.3  $    319.2   $    360.4
   Current liabilities                                       294.7       221.6        187.8       222.0        234.7
   Working capital                                           131.5        56.5         69.5        97.2        125.7
 PROPERTY, PLANT AND EQUIPMENT

   Net property, plant and equipment                      $  101.3  $     86.2   $     97.5  $    116.3   $     70.3
   Capital expenditures                                       10.5        12.7         11.5         5.4          4.1
   Depreciation                                               21.4        13.7         12.1         7.1          7.5
 TOTAL ASSETS                                             $  626.9  $    401.6   $    390.7  $    477.3   $    506.7
 CAPITALIZATION

  Long-term debt and notes payable, including current
    maturities                                           $   337.5   $   190.9    $   218.0   $   217.6    $   223.0
   Redeemable convertible preferred stock                     24.6        17.3         10.5       ---          ---
   Stockholders' deficit                                     (98.8)      (55.7)       (62.3)       (9.1)        (4.1)
   Book value per share                                  $   (9.34)  $   (5.41)   $   (6.04)  $   (0.91)   $   (0.42)
   Dividends per share of Common Stock                       ---         ---          ---         ---     $    0.06
   Shares of Common Stock outstanding at year-end             10.6        10.3         10.3         9.9          9.9
  EMPLOYEES                                                 3,600        2,851        2,930       3,056        6,980

The Selected Financial Data include the results of operations of PPM, CMH and Mark from the dates of their acquisitions, May 9, 1995, July 31, 1992 and December 31, 1991, respectively, and reflect the deconsolidation of Fruehauf Trailer Corporation ("Fruehauf") as of January 1, 1992. Income (loss) before extraordinary items and net income (loss) in 1992 include a $36.5 million gain on deconsolidation of Fruehauf and in 1991 include a $56.0 million gain as a result of the Fruehauf initial public offering. The Selected Financial Data for 1991 is derived from unaudited financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, severance and exit costs, and income (loss) from operations, by segment, for 1995 and 1994.

                                      Year Ended
                                      December 31,     Increase
                                   1995       1994    (Decrease)
                                      (in millions of dollars)

NET SALES

  Material Handling .........   $    528.8  $  472.7  $   56.1
  Heavy Equipment ...........        250.3     226.8      23.5
  Terex Cranes ..............        252.3      90.4     161.9
  Eliminations ..............         (1.2)     (3.1)      1.9
     Total ..................   $  1,030.2  $  786.8  $  243.4

GROSS PROFIT

  Material Handling .........   $     37.6  $   35.2  $    2.4
  Heavy Equipment ...........         35.9      33.8       2.1
  Terex Cranes ..............         35.2      14.2      21.0
  Eliminations ..............         (0.5)   --          (0.5)
     Total ..................   $    108.2  $   83.2  $   25.0

ENGINEERING, SELLING AND
  ADMINISTRATIVE EXPENSES

  Material Handling .........   $     31.1  $   42.4  $  (11.3)
  Heavy Equipment ...........         22.9      22.0       0.9
  Terex Cranes ..............         28.0       6.3      21.7
  General/Corporate .........          1.3       1.7      (0.4)

     Total ..................   $     83.3  $   72.4  $   10.9

SEVERANCE AND EXIT COSTS

  Material Handling .........   $      3.5  $    6.8  $   (3.3)
  Heavy Equipment ...........          --        0.6      (0.6)

     Total ..................   $      3.5  $    7.4  $   (3.9)

INCOME (LOSS) FROM OPERATIONS

  Material Handling .........   $      3.0  $  (13.9) $   16.9
  Heavy Equipment ...........         13.0      11.1       1.9
  Terex Cranes ..............          7.2       7.9      (0.7)
  General/Corporate .........         (1.8)     (1.7)     (0.1)

     Total ..................   $     21.4  $    3.4  $   18.0

Prior to the PPM Acquisition on May 9, 1995, the Company operated in two industry segments during the periods presented herein: material handling and heavy equipment. The addition of the PPM business to the Company's existing crane and aerial lift business has created combined mobile crane operations sufficient in size to constitute a third industry segment. The 1994 amounts presented above have been reclassified to a three segment basis for consistency. The Terex Cranes results for periods prior to May 1995 consist solely of Koehring's operations.

     NET SALES

Sales increased $243.4 to $1,030.2, or approximately 31%, for 1995 versus 1994.

Material Handling Segment sales were $528.8 for 1995, an increase of $56.1 from $472.7 in 1994. The sales mix was approximately 18% parts in 1995 compared to 19% in 1994. Machine sales increased 12%, primarily because of increased output resulting from actions taken by management during 1994 and shipments of the new Genesis line of IC trucks, introduced in December 1994. The light IC market, in which this product competes, represents approximately 60% of the rider lift truck industry. Management believes this product is superior to competitors' products in performance, reliability and operator comfort, and is designed to achieve reduced production costs. Parts sales increased 6% because of improved parts inventory availability partially offset by the adverse effects of a labor strike at the Company's parts distribution center. The strike has not had a material continuing effect on parts sales.

Material Handling Segment bookings for 1995 were $471.8, an increase of $13.0, or 3%, from 1994. Material Handling Segment backlog was $78.9 at December 31, 1995 compared to $135.9 at December 31, 1994. Backlog at the Material Handling Group fell from $135.9 at December 31, 1994 to $78.9 at December 31, 1995 as the Company maintained full production in the Material Handling Segment United States operations and parts availability returned to normal levels. As a result, the backlog of both machines orders and parts orders was reduced during 1995.

Heavy Equipment Segment sales increased $23.5 for 1995 over 1994. Machines sales increased 8%, and parts sales increased 7%. The sales mix was approximately 35% parts for 1995 compared to 36% parts for 1994. Heavy Equipment Segment parts sales were also adversely affected by the strike at the parts distribution center, but to a lesser degree than the Material Handling Segment.

Heavy Equipment Segment bookings for 1995 were $271.3, an increase of $39.1, or 17%, from 1994. Heavy Equipment Segment backlog was $88.8 at December 31, 1995 compared to $67.8 at December 31, 1994.

Terex Cranes sales were $252.3 for 1995, an increase of $161.9 from $90.4 in 1994 due primarily to the PPM Acquisition in May 1995. Terex Cranes backlog was $85.3 at December 31, 1995, reflecting the additional PPM backlog, compared to $11.7 at December 31, 1994.

     GROSS PROFIT

Gross profit of $108.2 for 1995 was $25.0, or 30%, higher than gross profit of $83.2 for 1994.

The Material Handling Segment's gross profit increased $2.4 to $37.6 for 1995 compared to $35.2 for 1994. The gross profit percentage in the Material Handling Segment was 7% for both 1995 and 1994. Favorable efficiencies due to higher production and sales volumes and the effects of 1994 severance actions were offset by additional costs associated with the start-up of production of the new Genesis product line and manufacturing inefficiencies related to vendors' continuing inability to meet demand.

The Heavy Equipment Segment's gross profit increased $2.1 to $35.9 for 1995 compared to $33.8 for 1994. The gross profit percentage in the Heavy Equipment Segment was 14% for 1995 and 15% for 1994.

Terex Cranes gross profit increased $21.0 to $35.2 for 1995, compared to $14.2 for 1994, primarily reflecting the addition of the May through December 1995 results of the PPM businesses. The gross profit percentage for Terex Cranes was 14% for 1995 and 16% for 1994. The gross profit percentage decrease was primarily due to costs related to integrating the PPM Acquisition into Terex Cranes.

     ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES

Engineering, selling and administrative expenses increased to $83.3 for 1995 from $72.4 for 1994. Material Handling Segment engineering, selling and administrative expenses decreased to $31.1 for 1995 from $42.4 for 1994, primarily as a result of severance actions taken by management during the second half of 1994. Heavy Equipment Segment engineering, selling and administrative expenses increased to $22.9 for 1995 from $22.0 for 1994 as a result of costs associated with the start-up of a new parts service business. Terex Cranes engineering, selling and administrative expenses increased to $28.0 for 1995 from $6.3 for 1994 reflecting the PPM Acquisition in May 1995. Corporate administrative expenses in 1994 included a charge of $2.2 in connection with the termination of a management contract with a related party.


     SEVERANCE AND EXIT COSTS

The Company announced personnel reductions totaling approximately 134 employees in the Material Handling Segment's North American operations during the second quarter of 1995 as a continuation of the Company's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Company recorded a combined charge of $3.5 in the second quarter of 1995 for severance costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities.

During the second quarter of 1994, the Company recorded a charge of $4.5 principally related to severance costs in the Material Handling Segment's North American and European operations. In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees. The $4.5 charge represents severance costs associated with these actions. The Company also reorganized certain marketing activities and closed several of its regional sales offices in the United States. In December 1994, the Company announced additional personnel reductions totaling approximately 90 employees in conjunction with the closing of the Material Handling Segment's Korean plant and certain branch sales offices in France. An additional $2.9 charge was recorded for costs, principally severance costs, associated with these actions.

     INCOME (LOSS) FROM OPERATIONS

The Material Handling Segment income from operations of $3.0 for 1995 represents a $16.9 improvement over the $13.9 loss in 1994. As discussed above, increased sales and reduced costs contributed to the improvement.

Heavy Equipment Segment income from operations improved by $1.9 to $13.0 for 1995 from $11.1 in 1994, primarily as a result of reduced costs, offset by costs associated with the start up of a new parts service business.

Terex Cranes income from operations of $7.2 for 1995 decreased by $0.7 versus 1994, primarily due to losses of the PPM businesses acquired in May 1995. As a result of cost reductions, improvements in inventory management and consolidation of model offerings, Koehring was profitable in 1994 and 1995 after several years of losses.

On a consolidated basis, the Company realized operating income of $21.4 for 1995, compared to $3.4 for 1994.

     OTHER INCOME (EXPENSE)

Net interest expense increased to $38.7 for 1995 from $29.9 in 1994 as a result of incremental borrowings associated with the PPM Acquisition in May 1995. The Company realized gains of $1.0 and $26.0 from sales of Fruehauf common stock during 1995 and 1994, respectively. The Company owns 250 thousand shares of Fruehauf common stock which it received in settlement of certain obligations of Fruehauf.

The Company recorded a charge of $3.0 in 1995 to recognize the impairment in value of certain properties held for sale.

The Company also incurred net foreign exchange losses of $1.9, trademark-related expenses of $1.3, and $0.6 of group retiree expenses during 1995.

The Company recorded a charge of $2.5 in 1995 for payments related to the retirement of its former Chairman of the Board in August 1995, and future payments related to the consulting obligations under the retirement agreement of the former Chairman.

During 1995, the Company recorded no provision for income taxes. In 1994, the Company recorded a provision for state income taxes of $0.5 in connection with the sale of Drexel, in addition to the taxes on foreign royalties.

     EXTRAORDINARY ITEMS

The Company recorded a charge of $7.5 in 1995 to recognize a loss on the early extinguishment of debt in connection with the May 1995 refinancing. During 1994, the Company recognized extraordinary losses totaling $0.7 to write-off unamortized discount and debt issuance costs when it repurchased $27.3 of the Old Senior Secured debt.



1994 COMPARED WITH 1993

The table below is a comparison of net sales, gross profit, engineering, selling, and administrative expenses, severance charges and income (loss) from operations, by segment, for 1994 and 1993.

                                           Year Ended        Increase
                                           December 31,     (Decrease)
                                          1994       1993
                                             (in millions of dollars)

NET SALES

  Material Handling .................   $  472.7  $  395.6  $   77.1
  Heavy Equipment ...................      226.8     203.8      23.0
  Terex Cranes ......................       90.4      71.4      19.0
  Eliminations ......................       (3.1)     (0.5)     (2.6)
     Total ..........................   $  786.8  $  670.3  $  116.5

GROSS PROFIT

  Material Handling .................   $   35.2  $   16.0  $   19.2
  Heavy Equipment ...................       33.8      30.5       3.3
  Terex Cranes ......................       14.2       2.0      12.2
     Total ..........................   $   83.2  $   48.5  $   34.7

ENGINEERING, SELLING
  AND ADMINISTRATIVE EXPENSES

  Material Handling .................   $   42.4  $   44.6  $   (2.2)
  Heavy Equipment ...................       22.0      19.5       2.5
  Terex Cranes ......................        6.3      10.1      (3.8)
  General/Corporate .................        1.7       3.5      (1.8)
     Total ..........................   $   72.4  $   77.7  $   (5.3)

SEVERANCE AND EXIT COSTS AND
  GOODWILL WRITE-OFF

  Material Handling .................   $    6.8  $    --   $    6.8
  Heavy Equipment ...................        0.6       --        0.6
  Terex Cranes ......................        --        4.7      (4.7)
     Total ..........................   $    7.4  $    4.7  $    2.7

INCOME (LOSS) FROM OPERATIONS

  Material Handling .................   $  (13.9) $  (28.6) $   14.7
  Heavy Equipment ...................       11.1      11.0       0.1
  Terex Cranes ......................        7.9     (12.8)     20.7
  General/Corporate .................       (1.7)     (3.5)      1.8
     Total ..........................   $    3.4  $  (33.9) $   37.3


    NET SALES

Sales in 1994 increased $116.5, or approximately 17%, over 1993.

Material Handling Segment sales were $472.7 for 1994, an increase of $77.1, or 19%, from $395.6 for 1993. Machine sales increased $81.0 and parts sales decreased $3.9. As a result, the sales mix was approximately 19% parts in 1994 compared to 24% parts in 1993. Machine sales improved due to increased industry demand and increased output resulting from production improvements and the easing of capital constraints. Cash constraints in the second half of 1993 resulted in production problems caused by a lack of supplies and materials during the last half of 1993 and the opening months of 1994. Production improved in 1994 because of reorganization of work flows and other actions taken by manufacturing management and because a working capital infusion in December 1993 allowed management to improve relations and schedule payment terms with its key suppliers. Parts sales were affected by the cash constraints previously discussed and by difficulties in assimilating the Material Handling Segment's parts business into the Terex Parts Distribution Center during the first half of 1994, leading to decreased parts availability. Parts sales improved during the last half of 1994 as these difficulties were mitigated.

Material Handling Segment bookings for 1994 were $470.6, an increase of $5.6 from 1993. Machine order bookings for 1994 of $381.2 increased $17.3 or 5% compared to $364.0 in 1993. Bookings for parts sales for 1994, from which the Company generally realizes higher margins than machine sales, decreased $11.6, or 12%, from 1993, primarily because of decreased parts availability as discussed above. Material Handling Segment backlog was $135.9 at December 31, 1994 compared to $152.7 at December 31, 1993. This change reflects the improvement in second through fourth quarter sales resulting from the upward trend in production and improved parts availability levels. The Company maintained full production in the Material Handling Segment United States operations and parts availability returned to normal levels. As a result, the backlog of both machines orders and parts orders was reduced during 1995.

Heavy Equipment  Segment sales  increased  $23.0, or 11%, to $226.8 in 1994 from
$203.8 in 1993. Machine sales increased $21.6 and parts sales increased $1.4. The sales mix was approximately 36% parts in 1994 compared to 39% parts in 1993. Machine sales increased at all of the Heavy Equipment Segment divisions, reflecting increased domestic construction industry demand and improved sales volume outside the United States.

Heavy Equipment Segment bookings for 1994 were $232.2, an increase of $38.1, or 20%, from 1993. Bookings for parts sales of $77.6, from which the Company generally realizes higher margins than machine sales, were comparable to bookings for 1993. Machine bookings for 1994 increased $42.2, or 38%, from 1993, reflecting the factors discussed above. Heavy Equipment Segment backlog was $67.8 at December 31, 1994 compared to $62.3 at December 31, 1993, reflecting the improved shipments in 1994. Parts backlog was $6.1 at December 31, 1994 compared to $8.6 at December 31, 1993. This decrease resulted from increased parts availability during 1994. As a result of the working capital infusion in December 1993, the inventory availability for parts sales increased during 1994 and the backlog of parts orders was reduced as working capital continues to be applied to improve parts inventory availability.

Terex Cranes sales were $90.4 for 1994, an increase of $19.0 from $71.4 in 1993. Machine sales increased 43% and parts sales increased 3%. The sales mix was approximately 27% parts in 1994 compared to 33% parts in 1993.

Terex Cranes bookings were $83.6 for 1994, an increase of 9% from 1993. Machine bookings increased 16%, and parts bookings increased by 1%.

     GROSS PROFIT

Gross profit for 1994 increased $34.7 compared to 1993.

The Material Handling Segment's gross profit increased $19.2 to $35.2 for 1994 compared to $16.0 for 1993. The gross profit percentage in the Material Handling Segment increased to 7.4% for 1994 from 4.0% for 1993, reflecting cost reduction initiatives and production improvements in the second through fourth quarters of 1994, somewhat offset by comparatively lower sales and decreased manufacturing efficiency due to shortages in manufacturing supplies and materials during the first quarter of the year and the decrease in sales of replacement parts.

The Heavy Equipment Segment's gross profit increased $3.3 to $33.8 for 1994 compared to $30.5 for 1993. Improved gross profit from machine sales accounted for substantially all of the increase. The gross profit percentage in the Heavy Equipment Segment remained at 15.0% for 1994 and 1993, reflecting the continuing effects of cost reduction initiatives and improved manufacturing efficiency offset by a decrease in the parts sale mix during 1994.

Terex Cranes gross profit increased $12.2 to $14.2 for 1994, compared to $2.0 for 1993. The gross profit percentage for Terex Cranes increased to 15.7% for 1994 from 2.8% in 1993 reflecting the continuing effects of cost reductions and improved manufacturing efficiency.


     ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES

Engineering, selling and administrative expenses decreased to $72.4 for 1994 from $77.7 for 1993 as a result of cost reduction initiatives throughout the Company. Material Handling Segment engineering, selling and administrative expenses totaled $42.4 for 1994 compared to $44.6 for 1993. Heavy Equipment Segment engineering, selling and administrative expenses increased to $22.0 for 1994 from $19.5 for 1993. Terex Cranes engineering, selling and administrative expenses decreased to $6.3 for 1994 compared to $10.1 for 1993. Corporate administrative expense in 1994 includes a charge of $2.2 in connection with the termination, as of January 1, 1994, of the Company's management contract with KCS Industries, L.P. ("KCS"), a Connecticut limited partnership principally owned by certain present and former officers of the Company, offset by allocations to operating segments. See Note M -- "Related Party Transactions" in the Notes to the Consolidated Financial Statements for further information.

     SEVERANCE AND EXIT COSTS AND GOODWILL WRITE-OFF

In June 1994, the Company announced personnel reductions in plant supervision, engineering, marketing and administration totaling approximately 160 employees at the Material Handling Segment's North American and European operations. A charge of $4.5 was recorded related to these actions. The Company also reorganized certain marketing activities and closed several of its regional sales offices in the United States. In December 1994, the Company announced additional personnel reductions totaling approximately 90 employees in conjunction with the closing of the Material Handling Segment's Korean plant and certain branch sales offices in France. An additional $2.9 charge was recorded for costs, principally severance costs, associated with these actions. As a result of changing Mark's product offerings and distribution, Terex Cranes recognized a charge to income of $4.7 in the fourth quarter of 1993 to write-off the remaining unamortized goodwill from the acquisition of Mark.

     INCOME (LOSS) FROM OPERATIONS

The Material Handling Segment incurred a loss from operations of $7.1 for 1994, excluding the severance charge discussed above ($13.9 including the severance charge), compared to a loss of $28.6 for 1993. As discussed above, the decreases in sales and gross profit in the opening months of 1994 reflected the difficulties in restoring full production due to supplier problems. Income from operations was $3.5 in the fourth quarter of 1994, excluding the severance charge ($1.1 including the severance charge), compared to a loss of $10.7 in the fourth quarter of 1993.

Heavy Equipment Segment income from operations improved by $0.1 to $11.1 for 1994 compared to $11.0 in 1993. This improvement resulted from the increase in gross profit offset by the increase in engineering, selling and administrative expenses described above.

Terex Cranes income from operations of $7.9 for 1994 improved by $20.7 over 1993 due to increased sales and cost reductions outlined above. As a result of cost reductions, improvements in inventory management and consolidation of model offerings, Koehring was profitable in 1994 after several years of losses. Additionally (as discussed above), Terex Cranes recognized a charge to income in 1993 of $4.7 to write-off the remaining unamortized goodwill from the acquisition of Mark.

On a consolidated basis, the Company achieved operating income of $10.8, excluding the severance charge discussed above, for 1994 ($3.4 income including the severance charge) compared to an operating loss of $33.9 for 1993.

     OTHER INCOME (EXPENSE)

Interest expense on a consolidated basis was $30.5 for 1994 compared to $31.2 for 1993. The decrease in interest expense was primarily the result of repayments of the then outstanding senior and subordinated debt partially offset by increased borrowings under the Company's lending facilities.

The Company recognized equity in the net loss of Fruehauf of $0.7 in 1993. In December 1993, the Company sold 1.0 million shares of Fruehauf common stock and realized a gain of $3.0. During 1994 the Company sold a total of 5.9 million shares of Fruehauf common stock and realized a gain of $26.0.

In 1994, the Company recorded a provision for state income taxes of $0.5 in connection with the sale of its former subsidiary, Drexel. The balance of the provision for income taxes generally represents taxes withheld on foreign royalties and dividends. As such, any fluctuation in the provision for income tax is due to fluctuations in these items.


     EXTRAORDINARY ITEMS

During 1994, the Company repurchased a total of $27.3 of Old Senior Secured Notes. The Company recognized extraordinary losses totaling $0.7 from these transactions to write off unamortized discount and debt issuance costs.

In connection with terminating its previous bank lending agreement, the Company recognized a charge of approximately $2.0 in the second quarter of 1993 to write off unamortized debt issuance costs.

In December 1993, the Company repurchased $5.0 of Old Senior Secured Notes for approximately $4.5, including accrued interest. The Company recognized an extraordinary gain on this transaction of approximately $0.5, net of write-off of unamortized discount and debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on its credit facility. Debt reduction and an improved capital structure are major focal points for the Company. In this regard the Company is currently reviewing its alternatives to improve its capital structure and to reduce debt through debt refinancings, issuance of equity, asset sales, the sales of business units or any combination thereof.

Net cash of $21.9 was used in operating activities during 1995. Net cash used by investing activities in 1995 was $98.9 principally due to the PPM Acquisition. Net cash provided by financing activities during 1995 was $120.1, primarily from the Refinancing discussed below. Cash and cash equivalents totaled $7.8 at December 31, 1995.

FACTORS AFFECTING FUTURE LIQUIDITY

The Company announced personnel reductions totaling approximately 134 employees in the Material Handling Segment's North American operations during the second quarter of 1995 as a continuation of the Company's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Company recorded a combined charge of $3.5 for costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities.

On May 9, 1995, the Company completed the Refinancing and the PPM Acquisition. The Refinancing included the private placement to institutional investors of $250 of the Senior Secured Notes, repayment of the Company's Old Senior Secured Notes and Senior Subordinated Notes, totaling approximately $152.6 principal amount, and entry into a $100 revolving credit facility (the "Credit Facility") to replace the Company's existing lending facility in the U.S. Until such time as the Company completes an exchange of the Senior Secured Notes for an equivalent issue of registered notes, or a shelf registration statement for the Senior Secured Notes is effective, the interest rate on the Senior Secured Notes will be 13.75%. The Indenture for the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; utilize the proceeds of assets sales; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates. In connection with the May 1995 issuance of the Senior Secured Notes, the Company issued 1.0 million stock appreciation rights (the "1995 SARs") entitling the holders to receive cash or Common Stock, at the option of the Company, in an amount equal to the average closing sale price of the Common Stock for 60 trading days prior to the date of exercise less $7.288 for each 1995 SAR.

Approximately $92.6 of the proceeds of the Senior Secured Notes was used for the PPM Acquisition, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. In addition, the acquisition costs totaled approximately $5.0. The remainder of the purchase price consisted of the issuance to the seller of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 French francs (approximately
$26.1), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $8.8 (discounted at 15%). The Company has not yet reached agreement with the sellers about the amount of purchase price adjustment but, based on work performed, the Company believes that the amount of the preferred stock could ultimately be reduced.

The Company's Credit Facility provides the Company with the ability to borrow up to $100 (in the form of revolving loans and up to $15 in outstanding letters of credit). The Credit Facility is secured by substantially all of the Company's domestic receivables and inventory (including PPM). The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses other than CMHC, plus
(ii) 70% of the net amount of CMHC eligible receivables, plus (iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory less (iv) any availability reserves established by the lenders. The Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans initially bearing interest at the rate of 1.75% per annum in excess of the prime rate and eurodollar rate loans initially bearing interest at the rate of 3.75% per annum in excess of the adjusted eurodollar rate.

The Company made an interest payment of $17.7 on November 15, 1995 on the Senior Secured Notes. The Company's debt service obligations for 1996 include approximately $17.1 on May 15 and November 15, 1996 on the Senior Secured Notes and approximately $0.6 monthly on the Credit Facility. Management believes that, absent significant unanticipated declines in operating performance, cash generated from operations and the Refinancing provide the Company with adequate liquidity to meet the Company's operating and debt service requirements. The balance outstanding under the Credit Facility as of December 31, 1995 was $66.8, and the additional amount the Company could have borrowed was $8.8 as of that date. TEL entered into a new bank working capital facility in 1995 and PPM Europe is in negotiations to secure a working capital facility. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.

CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated.

In addition, Randolph W. Lenz retired as Chairman of the Board of the Company. Although his retirement agreement places certain restrictions on his ability to sell his shares of Common Stock in the Company, in the event that Mr. Lenz is able to sell a substantial portion of his shares in the Company, such sale, in combination with the issuance by Terex of certain Common Stock Purchase Warrants on December 20, 1993 and subject to the effects of other changes in share ownership of the Company, could result in a change in control for tax purposes. Such a change in control for tax purposes could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

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

The Company received a letter from the Department of Labor (the "DOL") in May of 1995, alleging that the Company's former Chairman of the Board, at the time a fiduciary for the Company's retirement plans, violated certain provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") in making certain investments which may have been imprudent and by possibly engaging in prohibited transactions under ERISA. The Company and its former Chairman of the Board are currently in discussions with the DOL concerning the allegations and it is not possible at this time to determine the outcome of this matter; however, the Company does not believe that the resolution of the allegations will have a material adverse effect on the Company.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 1995 and 1994 are as follows (in millions, except per share amounts):

                                              1995                                       1994
                           Fourth      Third      Second      First     Fourth      Third     Second     First

Net sales ............   $   263.3  $   283.3  $   269.4  $   214.2  $   213.4  $   207.1  $   198.3 $   168.0

Gross profit .........        32.0       30.8       24.2       21.2       25.7       22.8       19.5      15.2

Income (loss) before
  extraordinary items         (1.8)      (7.8)     (16.4)      (1.9)       0.5        1.2       10.3     (10.8)

Net income (loss) ....        (1.8)      (7.8)     (23.9)      (1.9)       0.2        1.0       10.0     (10.8)


Net income (loss) to
  applicable common ..        (3.7)      (9.6)     (25.7)      (3.6)      (1.4)      (0.5)       8.6     (12.2)

Per share:
Primary

  Income (loss) before
  extraordinary items    $    (0.35)$    (0.93)$    (1.76)$    (0.35)$    (0.10)$    (0.03)$     0.64$    (1.18)
           Net income         (0.35)     (0.93)     (2.48)     (0.35)     (0.13)     (0.05)      0.62     (1.18)

Fully diluted

  Income (loss) before
  extraordinary items    $    (0.35)$    (0.93)$    (1.76)$    (0.35)$    (0.10)$    (0.03)$     0.60$    (1.18)
           Net income         (0.35)     (0.93)     (2.48)     (0.35)     (0.13)     (0.05)      0.59     (1.18)


The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

In 1995, the Company recognized a gain of $1.0 in the first quarter as a result of the sale of 486.6 thousand shares of Fruehauf common stock, recorded severance and exit costs of $3.5 and an extraordinary loss on retirement of debt of $7.5 in the second quarter.

In 1994, the Company recognized gains of $4.6 in the first quarter, $15.5 in the second quarter, $4.3 in the third quarter and $1.6 million in the fourth quarter as a result of the sale of a total of 5.9 million shares of Fruehauf common stock. The Company recognized a gain of $4.7 from the sale of its Drexel Industries subsidiary in the second quarter of 1994. The Company recorded severance charges of $4.5 in the second quarter of 1994 and $2.9 in the fourth quarter of 1994, and a related pension curtailment gain of $0.9 in the fourth quarter of 1994.

Net income (loss) has been reduced by Preferred Stock accretion for purposes of calculating earnings per share amounts. See Note I -- "Preferred Stock" in the Notes to the Company's Consolidated Financial Statements.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

See  "Index  to  Consolidated   Financial  Statements  and  Financial  Statement
Schedule" on Page F-1.

     (3) EXHIBITS

See "Index to Exhibits" on Page E-1.

(B)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEREX CORPORATION

By: /s/ Ronald M. DeFeo
     Ronald M. DeFeo,
     President, Chief Executive Officer
     and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                         DATE

/s/  Ronald M. DeFeo       President, Chief Executive Officer,    March 29, 1996
       Ronald M. DeFeo     Director and Chief Operating Officer
                           (Principal Executive Officer)

/s/  Ralph T. Brandifino   Senior Vice President and              March 29, 1996
       Ralph T. Brandifino Chief Financial Officer
                           (Principal Financial Officer)

/s/  Marvin B. Rosenberg   Senior Vice President,                 March 29, 1996
       Marvin B. Rosenberg General Counsel, Secretary
                           and Director

/s/  Joseph F. Apuzzo      Vice President and Controller          March 29, 1996
       Joseph F. Apuzzo    (Principal Accounting Officer)

/s/  G. Chris Andersen     Director                               March 29, 1996
       G. Chris Andersen

/s/  William H. Fike       Director                               March 29, 1996
       William H. Fike

/s/  Bruce I. Raben        Director                               March 29, 1996
       Bruce I. Raben

/s/  David A. Sachs        Director                               March 29, 1996
       David A. Sachs

/s/  Adam E. Wolf          Director                               March 29, 1996
       Adam E. Wolf





                       TEREX CORPORATION AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE

                       TEREX CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENTS
Report of Independent Accountants.........................................  F-2
Consolidated Statement of Operations......................................  F-3
Consolidated Balance Sheet................................................  F-4
Consolidated Statement of Stockholders' Deficit...........................  F-5
Consolidated Statement of Cash Flows......................................  F-6
Notes to Consolidated Financial Statements................................  F-7

FINANCIAL STATEMENT SCHEDULES
Schedule II -- Valuation and Qualifying Accounts and Reserves............. F-30
Schedule IV -- Indebtedness of and to Related Parties -- Not Current...... F-31


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.




REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 22, 1996




                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in millions except per share amounts)

                                                     Year Ended December 31,

                                                   1995      1994       1993

NET SALES ...................................$   1,030.2  $   786.8  $   670.3

COST OF GOODS SOLD ..........................      922.0      703.6      621.8

   Gross Profit .............................      108.2       83.2       48.5

ENGINEERING, SELLING
 AND ADMINISTRATIVE EXPENSES

   Third parties ............................       83.3       70.2       74.8
   Related parties ..........................     --            2.2        2.9
   Write-off of Mark goodwill ...............     --         --            4.7
                                                    83.3       72.4       82.4

SEVERANCE AND EXIT CHARGES ..................        3.5        7.4     --

   Income (loss) from operations ............       21.4        3.4      (33.9)

OTHER INCOME (EXPENSE)

   Interest income ..........................        0.8        0.6        1.2
   Interest expense .........................      (39.5)     (30.5)     (31.2)
   Amortization of debt issuance costs ......       (2.3)      (2.3)      (3.4)
   Gain on sale of Fruehauf stock ...........        1.0       26.0        3.0
   Gain on sale of Drexel business ..........        --         4.7        --
   Property impairment charge ...............       (3.0)       --         --
   Gain on sale of property,
     plant and equipment ....................        0.2        0.3        2.6
   Other income (expense) - net .............       (6.3)      (0.2)      (3.2)

   INCOME (LOSS) BEFORE INCOME TAXES
       AND EXTRAORDINARY ITEMS ..............      (27.7)       2.0      (64.9)

PROVISION FOR INCOME TAXES ..................        --        (0.8)      (0.1)

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .      (27.7)       1.2      (65.0)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT ....       (7.5)      (0.7)      (1.5)

   NET INCOME (LOSS) ........................      (35.2)       0.5      (66.5)

LESS PREFERRED STOCK ACCRETION ..............       (7.3)      (6.0)      (0.2)

   INCOME (LOSS) APPLICABLE TO COMMON STOCK .$     (42.5) $    (5.5) $   (66.7)

PER COMMON AND COMMON EQUIVALENT SHARE:

   Loss before extraordinary items ..........$      (3.37)$    (0.46)$    (6.55)
   Extraordinary loss on retirement of debt .       (0.72)     (0.07)     (0.15)

   Net income (loss) ........................$      (4.09)$    (0.53)$    (6.70)

AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING
 IN PER SHARE CALCULATION ...................       10.4       10.3       10.0

The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  (in millions)

                                    December 31,

                                              1995                     1994



CURRENT ASSETS

   Cash and cash equivalents ..................   $    7.8  $    9.7
   Cash securing letters of credit ............        7.7       6.7
   Trade receivables (less allowance
     of $9.8 in 1995 and $6.1 in 1994) ........      127.1      91.7
   Customer deposit ...........................       19.1       --
   Net inventories ............................      249.3     164.2
   Other current assets .......................       15.2       5.8
                      Total Current Assets ....      426.2     278.1
LONG-TERM ASSETS

   Property, plant and equipment - net ........      101.3      86.2
   Goodwill - net .............................       65.8       5.3
   Debt issuance costs - net ..................       14.5       3.3
   Other assets ...............................       19.1      28.7
TOTAL ASSETS ..................................   $  626.9  $  401.6

CURRENT LIABILITIES

   Notes payable ..............................   $    1.9  $    2.1
   Current portion of long-term debt ..........        7.2      25.8
   Trade accounts payable .....................      161.0     112.2
   Accrued compensation and benefits ..........       16.8      10.8
   Accrued warranties and product liability ...       38.6      27.6
   Accrued interest ...........................        4.7       9.0
   Accrued income taxes .......................        1.4       1.3
   Customer deposit ...........................       19.1       --
   Other current liabilities ..................       44.0      32.8
                     Total Current Liabilities       294.7     221.6

NON CURRENT LIABILITIES

   Long-term debt, less current portion .......      328.4     163.0
   Accrued warranties and product liability ...       33.1      31.8
   Accrued pension ............................       18.9      16.4
   Other ......................................       16.6       7.2

MINORITY INTEREST, INCLUDING
 REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

   Liquidation preference $26.1,
     subject to adjustment ....................        9.4       --

REDEEMABLE CONVERTIBLE PREFERRED STOCK

  Liquidation preference $41.2, in 1995
     and $36.6 in 1994 ........................       24.6      17.3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

   Warrants to purchase common stock ..........       17.2      17.6
   Common Stock, $0.01 par value--
      authorized 30.0 shares;
      issued and outstanding 10.6 in 1995
      and  10.3 in 1994 .......................        0.1       0.1
   Additional paid-in capital .................       40.5      40.1

   Accumulated deficit ........................     (150.9)   (108.4)

   Pension liability adjustment ...............       (2.7)     (1.8)

   Unrealized holding gain on equity securities        1.0       1.8
   Cumulative translation adjustment ..........       (4.0)     (5.1)

                   Total Stockholders' Deficit       (98.8)    (55.7)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ...   $  626.9  $  401.6

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                  (in millions)

                                              Additional            Pension   UnrealizedCumulative
                                      Common  Paid-in   Accumulated Liability Holding   Translation

                              Warrants Stock   Capital    Deficit   Adjustment  Gain    Adjustment  Total

BALANCE AT DECEMBER 31, 1992     $---    $0.1     $37.8      $(36.2)    $(4.5)     $---      $(6.2)  $(9.0)
  Issuance of Warrants           16.9     ---       ---         ---       ---       ---        ---    16.9
  Pension Contribution            ---     ---       2.3         ---       ---       ---        ---     2.3
  Net loss                        ---     ---       ---      (66.5)       ---       ---        ---   (66.5)
  Accretion of carrying value
    of redeemable preferred
    stock to redemption value     ---     ---       ---       (0.2)       ---       ---        ---    (0.2)
  Pension liability  adjustment   ---     ---       ---        ---        0.3       ---        ---     0.3
  Translation adjustment          ---     ---       ---        ---        ---       ---      (6.0)    (6.0)

BALANCE AT DECEMBER  31, 1993    16.9     0.1      40.1     (102.9)      (4.2)      ---     (12.2)   (62.2)
  Issuance of Warrants            0.7     ---       ---        ---        ---       ---        ---     0.7
  Net income                      ---     ---       ---        0.5        ---       ---        ---     0.5
  Accretion of carrying value
    of redeemable preferred
    stock to redemption value     ---     ---       ---       (6.0)       ---       ---        ---    (6.0)
  Pension liability adjustment    ---     ---       ---        ---        2.4       ---        ---     2.4
  Unrealized holding gain on
    equity securities             ---     ---       ---        ---        ---       1.8        ---     1.8
  Translation adjustment          ---     ---       ---        ---        ---       ---        7.1     7.1

BALANCE AT DECEMBER  31, 1994    17.6     0.1      40.1     (108.4)      (1.8)      1.8       (5.1)  (55.7)
  Conversion of Warrants         (0.4)    ---       0.4        ---        ---       ---        ---     ---
  Net loss                        ---     ---       ---      (35.2)       ---       ---        ---   (35.2)
  Accretion of carrying value
    of redeemable preferred
    stock to redemption value     ---     ---       ---       (7.3)       ---       ---        ---    (7.3)
  Pension liability adjustment    ---     ---       ---        ---       (0.9)      ---        ---    (0.9)
  Unrealized holding gain on
    equity securities             ---     ---       ---        ---        ---      (0.8)       ---    (0.8)
  Translation adjustment          ---     ---       ---        ---        ---       ---        1.1     1.1

BALANCE AT DECEMBER 31, 1995    $17.2    $0.1     $40.5    $(150.9)     $(2.7)     $1.0      $(4.0) $(98.8)

The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (in millions)

                                                       Year Ended December 31,

                                                      1995       1994      1993
OPERATING ACTIVITIES

Net Income (Loss) ...............................   $  (35.2) $   0.5  $ (66.5)
Adjustments to reconcile
 net income (loss) to cash used
 in operating activities:
  Depreciation ..................................       21.4     13.7     12.1
  Amortization ..................................        6.3      3.4     10.3
  Extraordinary loss on retirement of debt ......        7.5      0.7      1.5
  Gain on sale of Fruehauf stock ................       (1.0)   (26.0)    (3.0)
  Gain on sale of Drexel business ...............        --      (4.7)     --
  Gain on sale of property, plant and equipment .       (0.2)    (0.3)    (2.6)
  Property impairment charge ....................        3.0      --       --
  Other .........................................        0.3     (0.8)     0.1
  Changes in operating assets and
   liabilities (net of effects of acquisitions):
    Restricted cash .............................       (1.0)    (0.4)     5.2
    Trade receivables ...........................        6.9    (17.6)     1.7
    Net inventories .............................      (10.6)     0.1     30.3
    Trade accounts payable ......................       (3.8)    24.4     (5.2)
    Accrued compensation and benefits ...........        5.5      3.3     (3.6)
    Accrued warranties and product liability ....        2.4      0.3     (3.4)
    Accrued interest ............................       (4.1)    (1.7)    (1.1)
    Accrued income taxes ........................       (1.9)    (0.1)    (0.6)
    Other, net ..................................      (17.4)    (4.1)   (21.4)
      Net cash used in operating activities .....      (21.9)    (9.3)   (46.2)

INVESTING ACTIVITIES

  Acquisition of businesses, net of cash acquired      (92.4)     --       --
  Capital expenditures ..........................      (10.5)   (12.7)   (11.5)
  Proceeds from sale of excess assets ...........        1.1      3.3     11.3
  Proceeds from sale of Fruehauf stock ..........        2.7     24.9      2.5
  Proceeds from sale of Drexel business .........        --      10.3      --
  Proceeds from sale-leaseback of Saarn property         --      10.0      --
  Other .........................................        0.2      1.0      1.1
    Net cash provided by (used in)
     investing activities .......................      (98.9)    36.8      3.4

FINANCING ACTIVITIES

  Net borrowings under revolving line
   of credit agreements .........................       34.7     13.0     11.9
  Principal repayments of long-term debt ........     (153.9)   (41.5)   (12.4)
  Proceeds from issuance of preferred stock
   and warrants .................................        --       --      27.2
  Proceeds from issuance of long-term debt,
   net of issuance costs ........................      239.8      --       --
  Other .........................................       (0.5)     0.2      --
    Net cash provided by (used in)
     financing activities .......................      120.1    (28.3)    26.7

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS ...................       (1.2)     1.3     (0.4)
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALNTS ................................       (1.9)     0.5    (16.5)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ............................        9.7      9.2     25.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......   $    7.8  $   9.7  $   9.2


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%. Investments in entities in which the Company has an ownership interest of less than 20% are accounted for on the cost method or at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

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

Customer Deposits. The customer deposit asset and liability in 1995 represent a deposit made by an Australian customer on a large order placed with Unit Rig.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out ("LIFO") method for certain domestic inventories and by the first-in, first-out ("FIFO") method for inventories of international subsidiaries and certain domestic inventories. Approximately 32% and 50% of consolidated inventories at December 31, 1995 and 1994, respectively, are accounted for under the LIFO method.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to expense at the time of retirement. Unamortized debt issuance costs totaled $14.5 and $3.3 at December 31, 1995 and 1994, respectively. During 1995, 1994 and 1993, the Company amortized $2.3, $2.3 and $3.4, respectively, of capitalized debt issuance costs; in addition, $7.5, $0.7 and $2.2 of such costs were charged to extraordinary loss on retirement of debt in 1995, 1994 and 1993, respectively.

Intangible Assets. Intangible assets include purchased patents and trademarks. Costs allocated to patents, trademarks and other specifically identifiable assets arising from business combinations are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over between fifteen to forty years. Accumulated amortization is $4.2 and $0.7 at December 31, 1995 and 1994, respectively. It is the Company's policy to periodically evaluate the carrying value of goodwill, and to recognize impairments when the estimated related future net operating cash flows is less than its carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the goodwill.

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

Accrued Warranties and Product Liability. The Company records accruals for potential warranty and product liability claims based on the Company's claim experience. Warranty costs are accrued at the time revenue is recognized. The Company provides self-insurance accruals for estimated product liability experience on known claims and for claims anticipated to have been incurred which have not yet been reported. The Company's product liability accruals are presented on a gross settlement basis. Product liability payments, including expenses, are estimated to approximate $10.0 per year.

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

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Deficit. Gains or losses resulting from foreign currency transactions are included in Other income (expense) -- net.

Foreign Exchange Contracts. The Company uses foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1995 the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $21.8 whose fair value approximates its carrying value. These contracts related primarily to the customer deposit discussed above. At December 31, 1994, the Company had no material outstanding foreign exchange contracts.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1995 and 1994.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses and amounted to $11.2 in 1995, $10.5 in 1994 and $11.8 in 1993.

Income Taxes. The Company adopted SFAS No. 109, "Accounting for Income Taxes" on January 1, 1993. SFAS No. 109 provides that deferred tax assets and liabilities be recorded based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. SFAS No. 109 further requires that the Company record a valuation allowance for deferred tax assets if realization of such assets is dependent on future taxable income. The effect of adoption of the new standard was not material to the Company's financial statements. (See Note H -- "Income Taxes.")

Net Income (Loss) Per Share. Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year. The dilutive effect of common stock equivalents (if applicable) is calculated using the treasury stock method.

Reclassifications.   Certain   amounts   shown  for  1993  and  1994  have  been
reclassified to conform to the 1995 presentation.


NOTE B -- ACQUISITIONS

PPM, Inc. - On May 9, 1995, the Company, through Terex Cranes, Inc., a Delaware corporation which is a wholly owned subsidiary of the Company ("Terex Cranes"), completed the acquisition (the "PPM Acquisition") of substantially all of the shares of P.P.M. S.A., a societe anonyme ("PPM Europe"), from Potain S.A., a societe anonyme, and all of the capital stock of Legris Industries, Inc., a Delaware corporation which owns 92.4% of the capital stock of PPM Cranes, Inc., a Delaware corporation ("PPM North America;" and PPM North America together with PPM Europe collectively referred to as "PPM") from Legris Industries S.A., a societe anonyme ("Legris France"). PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western Europe under the brand names of PPM, P&H (trademark of Harnischfeger Corporation) and BENDINI. Concurrently with the completion of the PPM Acquisition, the Company contributed the assets (subject to liabilities) of its Koehring Cranes and Excavators and Marklift division to Terex Cranes. The former division now operates as Koehring Cranes, Inc., a wholly owned subsidiary of Terex Cranes ("Koehring"). Koehring manufactures mobile cranes under the LORAIN brand name and aerial lift equipment under the MARKLIFT brand name. PPM and Koehring comprise Terex Cranes, Inc., the Company's Mobile Cranes Segment.

The purchase price of PPM, including acquisition costs, was approximately $104.5. Approximately $92.6 of the purchase price was paid in cash, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 million French francs (approximately $26.1), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $8.8 (discounted at 15%). The Company has not yet reached agreement with the sellers about the amount of purchase price adjustment but, based on work performed, the Company believes that the amount of the preferred stock could ultimately be reduced.

The PPM Acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired in the PPM Acquisition are summarized as follows:

Cash .........................................   $    1.0
Accounts receivable ..........................       33.8
Inventories ..................................       69.1
Other current assets .........................       11.9
Property, plant and equipment ................       20.5
Other assets .................................        0.3
Goodwill .....................................       68.0

Accounts payable and other current liabilities      (86.6)
Other liabilities ............................      (13.5)

                                                 $  104.5

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

                                               Unaudited Pro Forma
                                               for the Year Ended
                                                  December 31,
                                               1995          1994

Net sales .................................   $   1,095.1  $   966.5
Income (loss) from operations .............           4.9      (12.9)
Loss before extraordinary items ...........         (53.0)     (19.3)
Loss before extraordinary items,  per share   $      (5.89)$    (2.45)

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

NOTE C -- SALE OF FRUEHAUF STOCK

In December 1993, the Company, which owned 26% of Fruehauf Trailer Corporation ("FTC" or "Fruehauf") before the sale, sold one million shares of FTC Common Stock. The Company realized a gain of $3.0. In February 1994, the Company sold
5.9 million shares of FTC stock for $24.9. In January 1995, the Company sold its remaining shares of FTC for $1.0. In June 1995, the Company received 250 thousand shares of Fruehauf stock in settlement of certain obligations of Fruehauf.

NOTE D -- INVENTORIES

Inventories consist of the following:

                                                          December 31,

                                                        1995        1994

Finished equipment .................................   $   53.1  $   26.8
Replacement parts ..................................       94.5      68.9
Work-in-process ....................................       26.0      13.5
Raw materials and supplies .........................       78.9      57.9

                                                          252.5     167.1

Less:  Excess of FIFO inventory value over LIFO cost       (3.2)     (2.9)
Net inventories ....................................   $  249.3  $  164.2

In 1994, certain inventory quantities were reduced, resulting in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effects of such liquidations were to decrease cost of goods sold by $2.1 in 1994.


NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                           December 31,

                                      1995        1994

Property ........................   $   11.0  $    8.4
Plant ...........................       41.7      32.2
Equipment .......................      101.2      83.4
                                       153.9     124.0

Less:  Accumulated depreciation .      (52.6)    (37.8)
Net property, plant and equipment   $  101.3  $   86.2


NOTE F -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                      December 31,
                                                     1995      1994

13.25% Senior Secured Notes due
  May 15, 2002 ("Senior  Secured Notes") .......   $  247.0    $--

Credit Facility maturing May 9, 1998 ...........       66.8     --
13.0% Senior Secured Notes due
  August 1, 1996 ("Old  Senior  Secured Notes")        --      127.2
13.5% Secured Senior Subordinated Notes
  due July 1, 1997 ("Subordinated Notes") ......       --       24.5
Lending Facility maturing August 24, 1997 ......       --       24.1
Secured  term note  bearing  interest
  at 9.0%  payable in equal  semiannual
  installments from August 1994 to February 1998       --        0.6
Note payable ...................................        4.5     --
Capital lease obligations ......................       14.9     12.4
Other ..........................................        2.4     --
  Total long-term debt .........................      335.6    188.8
  Current portion of long-term debt ............        7.2     25.8
  Long-term debt, less current portion .........   $  328.4 $  163.0

The Senior Secured Notes

On May 9, 1995, the Company issued $250 of Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with the PPM Acquisition and a refinancing of the Old Senior Secured Notes, and Subordinated Notes. Except in the event of certain asset sales, there are no principal repayment or sinking fund requirements prior to maturity. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 1995, to holders of record on the immediately preceding May 1 and November 1, respectively. The Notes bear interest at 13 3/4% per annum. Upon the earlier of (i) the consummation of an exchange offer and (ii) the effectiveness of a Shelf Registration Statement, the interest rate on the Notes will decrease to 13 1/4% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Secured Notes are senior obligations of the Company, pari passu in right of payment with all existing and future senior indebtedness and senior to all subordinated indebtedness. Repayment of the Senior Secured Notes are guaranteed by certain domestic subsidiaries of the Company (the "Guarantors"). The Senior Secured Notes are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, other than cash and cash equivalents, except that as to accounts receivable and inventory and proceeds thereof, and certain related rights, such security shall be subordinated to liens securing obligations outstanding under any working capital or revolving credit facility secured by such accounts receivable and inventory, including the Credit Facility. The Senior Secured Notes are also secured by a lien on certain assets of the Company's foreign subsidiaries. The indenture for the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates.

In connection with the issuance of the Senior Secured Notes, the Company issued one million stock appreciation rights ("1995 SARs") entitling the holders to receive cash or Terex Corporation common stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

The Credit Facility

The Company currently has a secured revolving credit facility (the "Credit Facility") with certain institutional lenders (the "Lenders"). Under the terms of such facility, the Company and Clark Material Handling Company ("CMHC"), Koehring and PPM North America, each a subsidiary of the Company, (collectively, the "Borrowers") will have availability, subject to the borrowing base limitations set forth below, in an aggregate amount of up to $100. Subject to the terms and conditions set forth in the Credit Facility, the Borrowers may borrow (in the form of revolving loans and up to $15 in outstanding letters of credit) an amount at any time outstanding initially equalling the sum of the following: (i) 75% of the net amount of eligible receivables (as defined in the Credit Facility) of the Company, Koehring and PPM North America, plus (ii) 70% of the net amount of eligible receivables of CMHC, plus (iii) the lesser of (a) 45% of the value of eligible inventory (as defined in the Credit Facility) of the Borrowers or (b) 80% of the appraised orderly liquidation value of eligible inventory.

Each Borrower guarantees, on a joint and several basis, all of the obligations of the other Borrowers under the Credit Facility, which obligations will generally be secured by a first priority security interest in favor of the Lenders in all of the receivables and inventory and certain related rights of the Borrowers.

The outstanding principal amount of prime rate loans initially bears interest at the rate of 1.75% per annum in excess of the prime rate and the outstanding principal amount of Eurodollar rate loans initially bears interest at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate. The Company must pay a fee of 0.25% per annum on the unused portion of the Credit Facility. The Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on the incurrence of indebtedness, liens, asset sales, dividends and other payments, investments, mergers and related party transactions.

The Credit Facility matures on May 9, 1998. The Lenders, at their option, may extend the facility for one additional year. In the event that for any reason the facility is terminated prior to the maturity date, the Borrowers must pay to the Lenders a termination fee.

Old Senior Secured Notes and Subordinated Notes

The Old Senior Secured Notes and Subordinated Notes were retired on May 9, 1995 in conjunction with the PPM Acquisition and the issuance of the Senior Secured Notes. The Company realized an extraordinary loss of $5.7 and $1.6 on the early extinguishment of the Old Senior Secured Notes and the Subordinated Notes, respectively. The Old Senior Secured Notes, were issued during July 1992 for a total of $160.0 in conjunction with the CMH Acquisition and a refinancing of the Company's bank debt. Proceeds from the issuance of the Old Senior Secured Notes were used for the cash portion of the CMH Acquisition purchase price ($85.0), for the settlement of all amounts outstanding under its previous credit facility ($58.0), and for working capital and transaction costs. Interest on the Senior Secured Notes was due semiannually on February 1 and August 1.

The indenture for the Old Senior Secured Notes required that proceeds from the sale of collateral be used to make an offer to repurchase, at par, an equivalent amount of Old Senior Secured Notes. During 1994, as a result of sales of 5.4 million shares of Fruehauf common stock during 1994 and 1.0 million shares in the last quarter of 1993, the Company repurchased $27.3 principal amount of the Old Senior Secured Notes. The Company realized an extraordinary loss of $0.7 on the repurchases in conjunction with the accelerated write off of related discount and debt issuance costs.

In December 1993, the Company repurchased in the open market $5.0 principal amount of Old Senior Secured Notes for approximately $4.5, including accrued interest, and had such notes cancelled as of December 31, 1993. The Company realized an extraordinary gain from the early extinguishment of debt of $0.5, net of unamortized debt discount and debt issuance costs.

The Subordinated Notes were initially issued as unsecured subordinated notes for a total amount of $50.0. Interest on the Subordinated Notes was due semiannually on January 2 and July 1.

Lending Facility

The Lending Facility was terminated in May 1995 in conjunction with the PPM Acquisition and entering into the Credit Facility. The Company realized an extraordinary loss of $0.2 to write-off the unamortized debt issuance cost at termination. In May 1993, Terex entered into an agreement with a new lender which initially provided short-term financing and currently provides long term financing (the "Lending Facility"). The Lending Facility was secured by substantially all the Company's domestic receivables and proceeds thereof. Interest on Lending Facility borrowings was payable monthly at variable rates generally equal to 2.75% above the prime rate. During 1994, the agreement was amended to extend the maturity date from August 24, 1995 to August 24, 1997. The agreement provided for up to $30.0 of cash advances and guarantees through April 30, 1995, and $25.0 thereafter through the extended maturity date. The balance outstanding under the Lending Facility at December 31, 1994 was $24.1. Accordingly, all outstanding borrowings are classified as Long Term Debt in the accompanying Balance Sheet.

In conjunction with entering into the Lending Facility, the Company terminated a former bank lending agreement and recognized, as an extraordinary item, a charge of $2.0 to write off the unamortized debt issuance costs.

TEL Facility

In 1995, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "TEL Facility") which provides up to (pound)30.5 ($47.4) including up to (pound)10.0 ($15.5)
non-recourse discounting of accounts receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The TEL Facility is collateralized primarily by the related accounts receivable. The TEL Facility requires no performance covenants. Proceeds from the TEL Facility are primarily used for working capital purposes. Amounts discounted under this and the prior facility were $11.7 and $11.9 at December 31, 1995 and 1994, respectively.

In 1993, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "Old TEL Facility") which provides up to (pound)28.0 ($42.0) including up to (pound)13.0 ($19.5) non-recourse discounting of accounts receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The Old TEL Facility is collateralized primarily by the related accounts receivable. The Old TEL Facility requires no performance covenants. Proceeds from the Old TEL Facility are primarily used for working capital purposes.

Note Payable

As part of the PPM Acquisition, the Company assumed the obligation for a note payable to Harnischfeger Corporation. The note is non-interest bearing.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1995 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note G -- "Lease Commitments":

      1996          $    1.8
      1997               0.7
      1998              67.2
      1999               0.4
      2000               0.3

Thereafter             250.2
Total               $  320.6


Based on quoted market values, the Company believes that the fair value of the Senior Secured Notes was approximately $218.8 as of December 31, 1995. The Company believes that, based on quoted market values, the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $43.1, $32.2 and $31.8 of interest in 1995, 1994 and 1993, respectively.

     The weighted average interest rate on short term borrowings outstanding was 10.0% at December 31, 1995 and 10.2% at
December 31, 1994.


NOTE G -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $20.4 and $5.9 at December 31, 1995 and 1994, respectively, net of accumulated amortization of $3.5 and $2.9 at December 31, 1995 and 1994, respectively.

The Company's Material Handling Segment also routinely enters into sale-leaseback arrangements for certain equipment, which is later sold to third-party customers under sales-type lease agreements. The Company maintains a net investment in these leases, represented by the present value of payments due under the leases of $6.6 of which $2.4 is current at December 31, 1995.

In connection with the original sale-leaseback arrangements underlying the customer leasing program, the Company has an outstanding rental installment obligation which is recorded based on the present value of minimum payments due under the leases.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1995 are as follows:

                                                   Capital     Operating
                                                    Leases       Leases

 1996                                            $     6.9    $     6.6
 1997                                                  4.8          5.3
 1998                                                  2.9          2.1
 1999                                                  1.3          1.7
 2000                                                  0.5          1.2
 Thereafter                                            0.2          1.1
     Total minimum obligations                        16.6    $    18.0
 Less amount representing interest                     1.7
     Present value of net minimum obligations         14.9

 Less current portion                                  5.8
     Long-term obligations                       $     9.1

Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $6.5, $7.4 and $6.3 in 1995, 1994, and 1993, respectively.

In November 1994, the Company entered into a sale-leaseback transaction for CMH's parts distribution center in Germany. The Company received net proceeds of $11.0 and will lease the facility under the terms of a five year lease for a total rental of $1.9 per year. The Company realized a gain of $4.0 which was deferred and will be amortized as a reduction of rental expense over the lease term ($0.8 per year).

NOTE H -- INCOME TAXES

The components of Income (Loss) Before Income Taxes and Extraordinary Items are as follows:

                                      Year ended December 31,

                                       1995     1994      1993
United States ...................   $ (30.8) $  12.4  $ (67.5)
Foreign .........................       3.1    (10.4)     2.5
Income (loss) before income taxes
  and extraordinary items .......   $ (27.7) $   2.0  $ (65.0)


The major components of the Company's provision for income taxes are summarized below:


                                             Year ended December 31,
                                              1995     1994    1993
Current:
  Federal .................................   $--      $--     $--
  State ...................................    --       0.5     --
  Foreign .................................     4.6     2.1     1.3
  Utilization of foreign net operating loss
   ("NOL") carryforward ...................    (4.6)   (1.8)   (1.2)
    Current income tax provision ..........    --       0.8     0.1

Deferred:
  Deferred federal income tax benefit .....    --       --      --
  Total provision for income taxes ........   $--    $  0.8  $  0.1

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes," a valuation allowance has been recognized. The tax effects of the basis differences and net operating loss carryforward as of December 31, 1995 and 1994 are summarized below for major balance sheet captions:

                                               1995         1994

Net inventories ..........................   $   (5.6) $   (7.1)
Fixed assets .............................       (3.0)     (9.6)
Other ....................................       (1.0)     (0.5)
     Total deferred tax liabilities ......       (9.6)    (17.2)
Receivables ..............................        1.7       1.4
Warranties and product liability .........       24.6      20.8
Investments ..............................        --        1.0
All other items ..........................        4.4       6.1
Benefit of net operating loss carryforward      136.9     126.5
     Total deferred tax assets ...........      167.6     155.8
Deferred tax assets valuation allowance ..     (158.0)   (138.6)

     Net deferred tax liabilities ........      $ --      $ --

The valuation allowance for deferred tax assets as of January 1, 1994 was $137.1. The net change in the total valuation allowance for the years ended December 31, 1994 and 1995 were increases of $1.5 and $19.4, respectively.


The Company's Provision for Income Taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's Loss Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                     Year ended December 31,
                                                     1995    1994     1993
Statutory federal income tax rate ...............   $ (9.7) $  0.7  $ (22.7)
Recognition of previously unrecognized tax assets       --    (4.3)     --
NOL with no current benefit .....................      9.5      --     21.6
Foreign tax differential on
 income/losses of foreign subsidiaries ..........     (1.2)    3.7     (0.6)
Goodwill ........................................      1.1      --      1.8
State tax .......................................       --     0.5      --
Other ...........................................      0.3     0.2      0.1
  Total provision for income taxes ..............   $   --  $  0.8  $   0.2

The Company has not provided for U.S. federal and foreign withholding taxes on $19.0 of foreign subsidiaries' undistributed earnings as of December 31, 1995, because such earnings are intended to be reinvested indefinitely. Any income tax liability that would result had such earnings actually been repatriated would likely be offset by utilization of NOL's. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $3.4.

At December 31, 1995, the Company had domestic federal net operating loss carryforwards of $297.7. Approximately $69.7 of the remaining net operating loss carryforwards are subject to special limitations under the Internal Revenue Code, and the NOL's may be affected by the current IRS examination discussed below.

The tax basis net operating loss carryforwards expire as follows:

        Tax Basis Net
        Operating Loss
        Carryforwards

  1996   $   45.2
  1997        8.0
  1998       11.9
  1999        --
  2000        4.6
  2006       20.7
  2007       35.7
  2008       97.3
  2009       34.2
  2010       40.1
Total    $  297.7

The Company also has various state net operating loss and tax credit carryforwards expiring at various dates through 2010 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $62.5 of loss carryforwards, $36.1 in Germany, $11.9 in U.K. and $14.5 in other countries, which are available to offset future foreign taxable income. The loss carryforwards in Germany and U.K. are available without expiration. The loss carryforwards in other countries of $10.7 are available without expiration, with the remaining $3.8 expiring in the years 1996 through 2001.

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated.

The Company made income tax payments of $0.0, $0.8 and $0.1 in 1995, 1994 and 1993, respectively.

NOTE I -- PREFERRED STOCK

The Company's certificate of incorporation was amended in October 1993 to authorize 10.0 million shares of preferred stock, $.01 par value per share. As of December 31, 1995, a total of 1.2 million shares of preferred stock are issued and outstanding as described below.

Series A Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1995, the Company had 1.2 million issued and outstanding shares of Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). These shares were issued as part of a private placement on December 20, 1993 which also included the issuance of 1.3 million Common Stock Purchase Warrants (the "Series A Warrants," see Note J -- "Stockholders' Deficit"). The Series A Preferred Stock has a par value of $.01 per share and an initial liquidation preference of $25.00 per share (the "Liquidation Preference"). During the period from the issue date and ending at the Accretion Termination Date (as defined below), the Liquidation Preference will accrete at the rate of 13% per year until December 20, 1998, and 18% per year thereafter. The Liquidation Preference totaled $39.2 at December 31, 1995.

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

The aggregate net proceeds to the Company for the Series A Preferred Stock and the Series A Warrants issued on December 20, 1993 were $27.2. The Company allocated $10.3 and $16.9 of this amount to the Series A Preferred Stock and the Series A Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance, using information provided by the Company's investment bankers. The difference between the initially recorded amount and the redemption amount will be accreted to the carrying value of the Series A Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2000. In addition, the carrying value of the Series A Preferred Stock will be further adjusted for increases in the Liquidation Preference prior to the Accretion Termination Date as described above. The total accretion recorded in 1995 and 1994 was $7.3 and $6.0, respectively.

Series B Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1995, the Company had 38.8 thousand issued and outstanding shares of Series B Cumulative Redeemable Convertible Preferred Stock (the
"Series B Preferred Stock"). These shares constitute the remaining balance outstanding of the Series B Preferred Stock issued to certain individuals on December 9, 1994 in consideration for the early termination of a contract between the Company and KCS Industries, L.P., a Connecticut limited partnership ("KCS"), a related party (see Note M -- "Related Party Transactions"). The
Series B Preferred Stock has a par value of $.01 per share and an initial liquidation preference of $25.00 per share (the "Liquidation Preference"). During the period from the issue date and ending at the Accretion Termination Date (as defined below), the Liquidation Preference will accrete at the rate of 13% per year until December 20, 1999, and 18% per year thereafter. The Liquidation Preference totaled $2.0 at December 31, 1995.

After the  Accretion  Termination  Date,  the  holders of the Series B Preferred
Stock are entitled to cumulative dividends, payable quarterly, as described below. Each share of Series B Preferred Stock is convertible into 2.25 shares of the Company's common stock (subject to adjustment in certain circumstances), and is redeemable at the option of the Company on or after December 31, 1995 at a price equal to the Liquidation Preference plus unpaid dividends provided that a concurrent redemption of all outstanding Series B Warrants as described below is made. The Series B Preferred Stock is subject to a mandatory redemption requirement on or before December 31, 2001 at a per share redemption price equal to the Liquidation Preference on the date of redemption plus accrued but unpaid dividends. The Series B Preferred Stock has no voting rights except when and if dividends are in arrears as described below.

Commencing three months prior to the date the Company's indentures and loan agreements allow the Company to declare and pay cash dividends on the Series B Preferred Stock ("the Accretion Termination Date"), dividends will begin to accrue at the rate of 13% per year through December 20, 1999, and at the rate of 18% per year thereafter.

The Company allocated $0.9 and $0.7 to the Series B Preferred Stock and the Series B Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance (equivalent to the allocation used for the Series A Preferred Stock and Series A Warrants). The difference between the initially recorded amount and the redemption amount will be accreted to the carrying value of the Series B Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2001. In addition, the carrying value of the Series B Preferred Stock will be further adjusted for increases in the Liquidation Preference prior to the Accretion Termination Date as described above.

NOTE J -- STOCKHOLDERS' DEFICIT

Common Stock. The Company's certificate of incorporation was amended in October 1993 to increase the number of authorized shares of common stock, par value $.01 (the "Common Stock"), to 30.0 million. As of December 31, 1995, there were 10.6 million shares issued and outstanding. Of the 19.4 million unissued shares at that date, 6.7 million shares were reserved for issuance for conversion of Series A and B Preferred Stock (Note I) and the exercise of stock options and Series A and B Warrants.

In December 1993, the Company issued 0.4 million shares of Common Stock as a contribution to two of the Company's pension plans. The Company valued these shares at $2.3, based on 96.5% of the market price of the Common Stock on the date of issuance.

Series A Warrants. In connection with the private placement of the Series A Preferred Stock (see Note I -- "Series A Preferred Stock"), the Company issued
1.3 million Series A Warrants. Each Series A Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2000 and is redeemable by the Company under certain circumstances. As of December 31, 1995, upon the exercise or redemption of a Warrant, the holder thereof was entitled to receive 2.35 shares of Common Stock. The exercise price for the Warrants is $.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Series B Warrants. In connection with the issuance of the Series B Preferred Stock (see Note I -- "Series B Preferred Stock"), the Company issued 107.0 thousand Series B Warrants. Each Series B Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2001 and is redeemable by the Company under certain circumstances. Upon the exercise or redemption of a Warrant, the holder thereof shall be entitled to receive one share of Common Stock. The exercise price for the Warrants is $.01 for each share of Common Stock. At December 31, 1995, approximately 16 thousand warrants remain unexercised.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of common stock, commencing one year after grant. ISO expire after ten years. At December 31, 1995, 4.8 thousand stock options were available for grant under the plan.

The following table is a summary of stock options:

                                       Number of    Exercise Price per
                                        Options           Option

      Outstanding at December 31, 1992    59,666   $    6.40 to 14.80
                               Granted    23,750        7.13 to 10.50
                             Exercised    (3,750)                10.2
                   Canceled or expired    (3,750)                14.8

      Outstanding at December 31, 1993    75,916   $    6.40 to 14.80
                               Granted    10,000                 6.63
                             Exercised       ---
                   Canceled or expired    (3,750)                14.8

      Outstanding at December 31, 1994    82,166   $    6.40 to 14.80
                               Granted    27,900                 4.25
                             Exercised       ---
                   Canceled or expired    (6,666)       7.13 to 14.80

      Outstanding at December 31, 1995   103,400   $    4.25 to 14.80
      Exercisable at December 31, 1995    62,168   $    6.40 to 14.80

Long-Term Incentive Plans. In December 1995, the Board of Directors approved, subject to shareholder approval, the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of (i) options ("Stock Option Awards") to purchase shares of Common Stock, including Restricted Stock, (ii) shares of Common Stock, including Restricted Stock ("Stock Awards"), and (iii) cash bonus awards based upon a participant's job performance ("Performance Awards"). Subject to adjustment as described below under "Adjustments," the aggregate number of shares of Common Stock (including Restricted Stock, if any) optioned or granted under the 1996 Plan shall not exceed 300 thousand shares. The 1996 Plan provides that a committee (the "Committee") of the Board of Directors consisting of two or more members thereof who are non-employee directors, shall administer the 1996 Plan and has provided the Committee with the flexibility to respond to changes in the competitive and legal environments, thereby protecting and enhancing the Company's current and future ability to attract and retain directors and officers and other key employees and consultants. The 1996 Plan also provides for automatic grants of Stock Option Awards to non-employee directors. In June 1994, the Company's board of directors approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan was approved by Stockholders at the 1994 annual meeting. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's common stock available to be awarded under the Plan is 750 thousand, subject to certain adjustments. In 1995, options to purchase a total of 290.7 thousand shares of common stock at $4.25 to $7.00 per share and a total of 50.0 thousand shares of restricted stock were granted to employees. In June 1994, options to purchase a total of 308.8 thousand shares of common stock at $5.50 per share and a total of 129.4 thousand shares of restricted common stock were granted to employees and outside directors.

Stock Appreciation Rights. In connection with the July 1992 sale of the Old Senior Secured Notes and obtaining the consent of the holders of the Company's existing Subordinated Notes to modify the Subordinated Notes, the Company issued
658.4 thousand common stock appreciation rights ("1992 SARs"). As of December 31, 1995, there were 624.8 thousand 1992 SARs outstanding. Of the outstanding 1992 SARs, 552.0 thousand may be exercised at the option of the holder thereof at any time through July 31, 1996 at which time they expire. The remaining 72.8 thousand SARs may be exercised through July 1, 1997 at which time they expire. The 1992 SARs entitle the holder to receive the market appreciation in the Company's Common Stock between $11.00 per share, subject to adjustment, and the average price per share for the 30 consecutive trading days prior to the date of exercise. At December 31, 1995, there was no reserve requirement necessary because the Company's Common Stock price was below $11.00 per share.

In connection with the May 1995 issuance of the Senior Secured Notes, the Company issued 1.0 million stock appreciation rights (the "1995 SARs") entitling the holders to receive cash or Common Stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each 1995 SAR. The 1995 SARs expire on May 15, 2002. At December 31, 1995 there was no reserve requirement necessary because the Company's Common Stock price was below $7.288 per share.

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

Pension expense includes the following components for 1995, 1994 and 1993:

                                                  Year ended December 31,

                                                   1995    1994    1993
Service cost for benefits earned during period   $  0.1  $  0.2  $  0.4
Interest cost on projected benefit obligation       2.2     2.2     2.4
Actual (return) loss on plan assets ..........     (3.8)   (0.4)   (2.1)
Net amortization and deferral ................      2.0    (1.2)    0.9
Curtailment (gain) loss ......................       --      --    (0.3)
Net pension expense ..........................   $  0.5  $  0.8  $  1.3


The following table sets forth the US plans' funded status and the amounts recognized in the Company's financial statements at December 31:

                                           1995                     1994                      1993
                                  Overfunded  Underfunded   Overfunded  Underfunded   Overfunded  Underfunded
                                     Plans       Plans        Plans        Plans        Plans        Plans

Actuarial present value of:
  Vested benefits ...............   $   9.4    $  20.9       $  8.0     $  19.0       $  9.3       $  22.5
  Accumulated benefits ..........   $   9.9    $  20.9       $  8.1     $  19.1       $  9.5       $  22.7
  Projected benefits ............   $   9.9    $  20.9       $  8.1     $  19.1       $  9.5       $  22.7
Fair value of plan assets .......      10.2       16.5          9.2        14.7          9.7          14.7
Projected benefit obligation
  (in  excess of) less than
  plan  assets ..................       0.4       (4.4)         1.1        (4.4)         0.2          (8.0)
Unrecognized net loss from past
  experience different than
  assumed .......................       2.6        2.7          2.5         1.8          3.7           4.2
Unrecognized prior service cost .       0.9         --          0.5          --          0.5           --
  Adjustment to recognize minimum
  liability .....................       --        (2.7)          --        (1.8)          --          (4.2)
 Pension asset (liability)
  recognized in the  balance
  sheet .........................   $   3.9    $  (4.4)      $  4.1     $  (4.4)      $  4.4       $  (8.0)

The expected long-term rate of return on plan assets was 9% for the periods presented. The discount rate assumption was 7.5% for 1995, 8.5% for 1994 and 7.0% for 1993. The assumption for the rate of compensation increase, if applicable per plan provisions, was 5.5% for 1993 (until May 7, 1993).

In accordance with the provisions of the SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an adjustment of $2.7 and $1.8 to recognize a minimum pension liability at December 31, 1995 and 1994, respectively. This liability is offset by a direct reduction of stockholders' deficit.

In December 1993, Terex contributed 350.0 thousand shares of Terex Common Stock to the Master Trust for the benefit of two of the Terex plans, which were valued by the Company at $2.3 based upon 96.5% of the market value of Terex Common Stock as quoted on the New York Stock Exchange on the day of contribution. The market value of this investment was $1.7 at December 31, 1995.

In addition, the Master Trust held 6.0 thousand Terex SARs, valued at $0.10 per right (total value of less than $0.1) at December 31, 1995 and 6.0 thousand Terex SARs, valued at $1.00 per right (less than $0.1) at December 31, 1994.

International Plans

TEL maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. This plan is fully funded. Pension expense relating to this plan was approximately $0.3, $0.3 and $0.2 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

The components of consolidated pension expense for each of the reporting periods covered by these financial statements is as follows:

                                   Year Ended December 31,

                                    1995    1994    1993
Current service cost ..........   $  0.1  $  0.2  $  0.2
Interest cost .................      0.9     0.9     0.9
Net amortization and deferrals      (0.9)   (0.8)    0.1
Defined benefit pension expense   $  0.1  $  0.3  $  1.2

The following table reconciles the funded status of the Company's defined benefit pension plans to the amounts recognized on the Company's Consolidated Balance Sheet:

                                                        December 31,
                                                      1995       1994
Accumulated benefit obligation,
 including nonvested benefits of
 $0.2 and $0.2 at December 31, 1995 and 1994 .....   $  12.8  $  11.1
Projected benefit obligations ....................   $  12.8  $  11.2
Unrecognized net gain/(loss) .....................      (0.9)     1.9
Unrecognized prior service cost ..................       0.4       --
Unrecognized transition asset (liability) ........       0.6     (0.7)
Adjustment required to recognize minimum liability        --       --
Accrued pension cost .............................   $  12.9  $  12.4

The discount rate of 7.5% was used in 1995 and 1994 to determine the projected benefit obligation. During 1994, the Company significantly reduced its German work force in connection with restructuring of its operations. As a result, the Company realized a curtailment gain with respect to these plans, which was recognized as a reduction of the unrecognized transition liability in accordance with the provisions of SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination of Benefits." In 1994 the Company changed certain assumptions used in the actuarial valuation of the plans. These changes in assumptions reflected the reductions in personnel and other changes in the Company's operations, including changes in compensation arrangements, implemented during 1994. These changes resulted in an actuarial gain of $2.7. The gain in excess of 10% of the projected benefit obligation is being amortized over 2 years.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company can, but is not obligated to, contribute to certain of these plans.

Other Postemployment Benefits

The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Koehring. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service.

Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4.5. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants. The liability of the Company, as of December 31, was as follows:

                                               1995     1994
Actuarial present value of accumulated
 postretirement benefit obligation:
  Retirees ................................   $  4.4  $  4.6
  Active participants .....................       --      --
  Total accumulated postretirement
   benefit obligation .....................      4.4     4.6
Unamortized transition obligation .........     (3.4)   (3.7)
  Liability recognized in the balance sheet   $  1.0  $  0.9

Health care trend rates used in the actuarial assumptions range from 12.0% to 13.5%. These rates decrease to 6.5% over a period of 8 to 10 years. The effect of a one percentage-point change in the health care cost trend rates would change the accumulated postretirement benefit obligation approximately 7%. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.25% for the years ended December 31, 1995 and 1994, respectively. Net periodic postretirement benefit expense includes the following components for 1995 and 1994:

                                  Year Ended December 31,
                                      1995        1994

          Service cost            $     ---   $     ---
          Interest cost                 0.3         0.4
          Net amortization              0.4         0.4
            Total                 $     0.7   $     0.8

The Company's postretirement benefit obligations are not funded. Net periodic postretirement benefit expense for the years ended December 31, 1995, 1994 and 1993 was approximately $0.6, $0.5 and $0.4 greater on the accrual basis than it would have been on the cash basis.

NOTE L -- LITIGATION AND CONTINGENCIES

In December 1992, a Class Action complaint was filed against Fruehauf, the Company, certain of Fruehauf's then officers and directors and certain of the underwriters of the initial public offering of Fruehauf, in the United States District Court for the Eastern District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages. The Company has settled this litigation, with court approval, and recorded a provision of $0.3 million in the quarter ended March 31, 1995.

In the Company's lines of business, but primarily in the Material Handling Segment, numerous suits have been filed alleging damages for accidents that have arisen in the normal course of operations involving the Company's products. As part of the acquisition of CMH, the Company and CMH assumed both the outstanding and future product liability exposures related to such operations. As of December 31, 1995, CMH had approximately 120 lawsuits outstanding alleging damages for injuries or deaths arising from accidents involving CMH products. Most of the foregoing suits are in various stages of pretrial completion, and certain plaintiffs are seeking punitive as well as compensatory damages. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability, based in part upon actuarial determinations, in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company is contingently liable as a guarantor for certain customers' floor plan obligations with financial institutions. As a guarantor, the Company is obligated to purchase equipment which has been repossessed by the financial institution based upon the unamortized principal balance outstanding. The Company records the repossessed inventory at its estimated net realizable value. Any resultant losses are charged against related reserves. The guarantee under such floor plans aggregated approximately $30.0 at December 31, 1995. The Company has recorded reserves based on management's estimates of potential losses arising from these guarantees. Historically, the Company has incurred only minimal losses relating to these arrangements.

CMH has also given guarantees to financial institutions relating to capital loans, residual guarantees and other dealer and customer obligations arising in the ordinary conduct of its business. Such guarantees approximated $3.8 at December 31, 1995. Estimated losses, if any, on such guarantees are accrued as a component of the Allowance for Doubtful Accounts.

To enhance its marketing effort and ensure continuity of its dealer network, CMH has also agreed as part of its dealer sales agreements to repurchase certain new and unused equipment in the event of a dealer termination. Repurchase agreements included in operating agreements with an independent financial institution have been patterned after those included in the dealer sales agreements, and provide for repurchase of inventory in certain circumstances of dealer default on financing provided by the financial institution to the dealer. Dealer inventory of approximately $200.0 at December 31, 1995 were covered by those operating agreements. Under these agreements, when dealer terminations do occur, a newly selected dealer generally assumes the assets of the prior dealer and any related financial obligations. Historically, CMH has incurred only minimal losses relating to these arrangements.

The Company's outstanding letters of credit totaled $7.7. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

As described in Note H -- "Income Taxes," the Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989.

The Company has agreed to indemnify certain outside parties for losses related to Fruehauf's worker compensation obligations. Some of the claims for which Terex is contingently obligated are also covered by bonds issued by an insurance company. In 1993, the Company recorded liabilities for these contingent obligations representing management's estimate of the maximum potential losses which the Company might incur.

NOTE M -- RELATED PARTY TRANSACTIONS

On August 28, 1995, the Company announced that its Chairman, Randolph W. Lenz, had retired from his position with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and Mr. Lenz have executed a retirement agreement providing certain benefits to Mr. Lenz and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring Mr. Lenz to make himself available to the Company to provide consulting services for certain portions of his time. Mr. Lenz, or his designee, will receive a fee for consulting services which will include payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions and equity grants having a maximum potential of 200.0 thousand shares of Terex common stock conditioned upon the Company achieving certain financial performance objectives in the future. In contemplation of the execution of this retirement agreement, the Company advanced to Mr. Lenz the principal amount of the forgivable loan. Mr. Lenz has also agreed not to compete with the Company, to vote his Terex shares in the manner recommended by the Company's Board of Directors, not to acquire any additional shares of the Company's common stock, and, except under certain circumstances, not to sell his shares of common stock. In addition to indebtedness pursuant to the retirement agreement, an affiliate of Mr. Lenz is indebted to the Company in the approximate amount of $33.45 thousand representing shipping charges incurred by the Company for such affiliate during 1994. The affiliate of Mr. Lenz has not paid such charges to date.

Under a contract dated July 1, 1987, as amended, KCS Industries, L.P., a Connecticut limited partnership ("KCS"), principally owned by Mr. Lenz provided administrative, financial, marketing, technical, real estate and legal services to the Company and its subsidiaries. This contract terminated December 31, 1993. For the services of KCS, the Company paid KCS an annual fee plus the reimbursement for all out-of-pocket expenses incurred by KCS in fulfilling the contract. During 1993 the Company made payments to KCS of $2.9.

During 1993, the Board of Directors of the Company concluded that it would be in the Company's best interest to terminate the Company's contract with KCS and integrate the management services of KCS directly into the Company. Pursuant to an agreement between the Company and KCS, the contract between the Company and KCS was terminated as of the close of business on December 31, 1993. Certain employees of KCS, became salaried employees of the Company effective January 1, 1994, with the titles of Executive Vice President and Senior Vice President, respectively. In consideration of the termination of the contract, the Company issued 89.8 thousand shares of the Company's Series B Cumulative Redeemable Convertible Preferred Stock (valued at $0.9) and 106.95 thousand Series B Warrants (valued at $0.7), the terms of which are substantially similar to the terms of the Company's outstanding Series A Preferred Stock and Series A Warrants, respectively. Of such amounts, Mr. Lenz received 38.8 thousand shares of preferred stock and warrants exercisable for 15.7 thousand shares of Terex Common Stock and other KCS employees each received 25.5 thousand shares of preferred stock and warrants exercisable for 45.6 thousand shares of Terex Common Stock. The employees converted their shares and warrants to Common Stock in 1995. In addition, Mr. Lenz received cash payments of approximately $0.5.

The Company, certain directors and executives of the Company, and KCS have been named parties in various legal proceedings. During 1995, 1994 and 1993, the Company incurred $0.3, $0.3 and $0.4 of legal fees and expenses on behalf of the Company, directors and executives of the Company, and KCS named in the lawsuits.

In conjunction with the CMH Acquisition, the Company financed the acquisition and refinanced a major component of its previously outstanding bank debt through a private placement of Secured Notes and 1992 SARs, and the establishment of the Bank Lending Agreement. Mr. Raben, a director of the Company, was at the time an employee and officer of Jefferies & Company, Inc. ("Jefferies"), the investment banking firm which acted as an exclusive placement agent for the Company in the offering of the Old Senior Secured Notes and 1992 SARs. Jefferies was paid fees of $6.5 in 1992 for services performed as placement agent. Jefferies was also the Company's placement agent for the December 1993 sale of the Series A Preferred Stock and Series A Warrants for which Jefferies received fees totalling $2.5 in 1993. Jefferies was also the agent for the Company for certain sales by the Company of its common stock of Fruehauf in 1993. Jefferies purchased 250.0 thousand Series A Warrants and 180.0 thousand shares of Series A Preferred Stock from the Company in connection with the Company's private placement on December 20, 1993.

In 1995, the Company retained Jefferies & Company, Inc., of which a director of the Company was then Executive Vice President, in connection with the offering of the Company's $250 million Senior Secured Notes and acquisition of PPM which was completed in May 1995. Jefferies & Company, Inc. was paid $9.2 as an underwriting discount and for services rendered.

David A. Sachs, a director of the Company, was affiliated with the Airlie Group L.P. ("Airlie"), a limited partnership which owned approximately 9% of the Company's Common Stock (including Common Stock issuable upon conversion of Series A Preferred Stock) and 40,000 Warrants. Until May 1994, Mr. Sachs was an employee of the investment firm of TMT-FW, Inc. which is one of two general partners of the general partner of Airlie. During the time Mr. Sachs was affiliated with Airlie, Airlie received all director fees to which Mr. Sachs was entitled by reason of his service as a director of the Company. On December 20, 1993, Airlie purchased 40,000 Warrants and 40,000 shares of Series A Preferred Stock from the Company as part of the Company's private placement.

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

NOTE N-- BUSINESS SEGMENT INFORMATION

The Company operates in three industry segments: Material Handling, Heavy Equipment and Terex Cranes.

The Material Handling Segment designs, manufactures and markets a complete line of internal combustion ("IC") and electric lift trucks, electric walkies, automated pallet trucks and related components and replacement parts. These products are used in material handling applications in a broad array of manufacturing, distribution and transportation industries. The Material Handling Segment consists of CMH, which was acquired by the Company on July 31, 1992 from Clark Equipment Company.

The Heavy Equipment Segment designs, manufactures and markets heavy-duty, off-highway earthmoving and construction equipment and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel. The Heavy Equipment Segment consists of two operating businesses: (i) the Terex Business, which manufactures off-highway rigid and articulated haulers, scrapers and wheel loaders and (ii) Unit Rig, which manufactures electric rear and bottom dump haulers, as well as mechanical drive haulers and wheel loaders principally sold to the mining industry.

Terex Cranes designs, manufactures and markets mobile cranes, aerial platforms, container stackers and scrap handlers and related components and replacement parts. These products are used primarily for construction, repair and maintenance of infrastructure, buildings and manufacturing facilities, for material handling applications in the distribution and transportation industries as well as in the scrap, refuse and lumber industries. Terex Cranes consists of three operating businesses: (i) Koehring, which manufactures mobile cranes, aerial lift platforms and scrap handlers, (ii) PPM North America, which manufactures mobile cranes and container stackers under the brand name P&H (a trademark of Harnischfeger) primarily in North America and (iii) PPM Europe, which manufactures mobile cranes and container stackers primarily in Europe.

Industry segment information is presented below:

                                    1995      1994       1993
Sales

Material Handling ...........   $    528.8  $  472.7  $  395.6
Heavy Equipment .............        250.3     226.8     203.8
Terex Cranes ................        252.3      90.4      71.4
Eliminations ................         (1.2)     (3.1)     (0.5)
Total .......................   $  1,030.2  $  786.8  $  670.3

Income (Loss) from Operations

Material Handling ...........   $      3.0  $  (13.9) $  (28.6)
Heavy Equipment .............         13.0      11.1      11.0
Terex Cranes ................          7.2       7.9     (12.8)
General/Corporate ...........         (1.8)     (1.7)     (3.5)
Total .......................   $     21.4  $    3.4  $  (33.9)

Depreciation and Amortization

Material Handling ...........   $     14.8  $   11.0  $    9.7
Heavy Equipment .............          2.3       2.2       7.2
Terex Cranes ................          7.6       1.0       1.5
General/Corporate ...........          3.0       2.9       4.0
Total .......................   $     27.7  $   17.1  $   22.4

Capital Expenditures

Material Handling ...........   $      5.3  $    7.8  $    8.9
Heavy Equipment .............          2.7       4.2       2.1
Terex Cranes ................          2.4       0.4       0.5
General/Corporate ...........          0.1       0.3        --
Total .......................   $     10.5  $   12.7  $   11.5

Identifiable Assets

Material Handling ...........   $    191.0  $  195.0  $  205.6
Heavy Equipment .............        169.4     147.4     130.4
Terex Cranes ................        239.9      40.3      37.8
General/Corporate ...........         26.6      18.9      16.9
Total .......................   $    626.9  $  401.6  $  390.7

     Geographic segment information is presented below:

                                    1995      1994       1993
Sales

North America................   $    677.9  $  557.1  $  466.9
Europe ......................        385.4     240.7     211.7
All other ...................         13.0      34.0      19.4
Eliminations ................        (46.1)    (45.0)    (27.7)
Total .......................   $  1,030.2  $  786.8  $  670.3

Income (Loss) from Operations

North America................   $     12.2  $    6.3  $  (36.7)
Europe ......................         17.4      (4.5)     (0.7)
All other ...................         (4.6)      0.4       2.3
Eliminations ................         (3.6)      1.2       1.2
Total .......................   $     21.4  $    3.4  $  (33.9)

Identifiable Assets

North America................   $    275.0  $  250.6  $  241.6
Europe ......................        294.4     167.5     150.0
All other ...................         30.1       8.8      10.8
Eliminations ................         27.4     (25.3)    (11.7)
Total .......................   $    626.9  $  401.6  $  390.7

Sales between segments and geographic areas are generally priced to recover costs plus a reasonable markup for profit. Operating income equals net sales less direct and allocated operating expenses, excluding interest and other nonoperating items. Corporate assets are principally cash, marketable securities and administration facilities.

The Company is not dependent upon any single customer.

Export sales from U.S. operations were as follows:

                                   Year Ended December 31,
                                   1995     1994    1993
North and South America ......   $   57.4 $  34.9 $  28.8
Europe, Africa and Middle East       26.2    15.1    20.7
Asia and Australia ...........       38.5    39.6    32.8
                                 $  122.1 $  89.6 $  82.3

NOTE O -- LIQUIDITY, FINANCING AND SEVERANCE ACTIONS

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on its credit facility. Debt reduction and an improved capital structure are major focal points for the Company through debt refinancings, issuance of equity, asset sales, the sales of business units or any combination thereof. In this regard the Company reviews on a regular basis its alternatives to improve its capital structure and to reduce debt through debt refinancings, issuance of equity, assets sales, the sales of business units or any combination thereof.

Net cash of $21.9 was used in operating activities during the year ended December 31, 1995. Net cash used by investing activities was $98.9 during the year ended December 31, 1995 principally due to the PPM Acquisition as described below. Net cash provided by financing activities during the year ended December 31, 1995 was $120.1, primarily from the Refinancing discussed below. Cash and cash equivalents totaled $7.8 at December 31, 1995.

The Company announced personnel reductions totaling approximately 134 employees in the Material Handling Segment's North American operations during the second quarter of 1995 as a continuation of the Company's programs to increase manufacturing efficiency, reduce costs and improve liquidity. The Company recorded a combined charge of $3.5 in the second quarter of 1995 for severance costs associated with these actions and additional costs associated with the closing of certain administrative and warehouse facilities.

As discussed below, the Company has refinanced its senior and subordinated debt, established new credit facilities and borrowed additional funds to complete the PPM Acquisition which will impact future operating results, sources of liquidity and debt service requirements.

On May 9, 1995, the Company completed the Refinancing and the PPM Acquisition. The Refinancing included the private placement to institutional investors of $250 of the Senior Secured Notes, repayment of the Company's Old Senior Secured Notes and Senior Subordinated Notes, totaling approximately $152.6 principal amount, and entry into the Credit Facility to replace the Company's existing Lending Facility in the U.S. Until such time as the Company completes an exchange of the Senior Secured Notes for an equivalent issue of registered notes, or a shelf registration statement for the Senior Secured Notes is effective, the interest rate on the Senior Secured Notes will be 13.75%. The Indenture for the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; utilize the proceeds of assets sales; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates. In connection with the issuance of the Senior Secured Notes, the Company issued 1.0 million stock appreciation rights ("SARs") entitling the holders to receive cash or Common Stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR.

Approximately $92.6 of the proceeds of the Senior Secured Notes was used for the PPM Acquisition, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. In addition, the Company estimates that the acquisition costs incurred will total approximately $5.0. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of 127 French francs (approximately $26.1), subject to adjustment. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit as of the date of closing. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $8.8 (discounted at 15%). The Company has not yet reached agreement with the sellers about the amount of purchase price adjustment but, based on work performed, the Company believes that the amount of the preferred stock could ultimately be reduced.

The Company's Credit Facility provides the Company with the ability to borrow (in the form of revolving loans and up to $15 in outstanding letters of credit) up to $100. The Credit Facility is secured by substantially all of the Company's domestic receivables and inventory (including PPM). The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses other than CMHC, plus
(ii) 70% of the net amount of CMHC eligible receivables, plus (iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory less (iv) any availability reserves established by the lenders. The Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans initially bearing interest at the rate of 1.75% per annum in excess of the prime rate and Eurodollar rate loans initially bearing interest at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate.

     The Company made an interest payment of $17.7 on November 15, 1995 on the Senior Secured Notes. The Company's debt service obligations for 1996 include approximately $17.1 on May 15 and November 15, 1996 on the Senior Secured Notes and approximately $0.6 monthly on the Credit Facility. Management believes that, absent significant unanticipated declines in operating performance, cash generated from operations and the Refinancing provide the Company with adequate liquidity to meet the Company's operating and debt service requirements. The balance outstanding under the Credit Facility as of December 31, 1995 was $66.8, and the additional amount the Company could have borrowed was $8.8 as of that date. As of March 20, 1996, the amount available to the Company under the Credit Facility was approximately $13.0. TEL entered into a new bank working capital facility in 1995, and PPM Europe is in negotiations to secure a working capital facility in 1996. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.

                       TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Amounts in millions)

                                                                                    Additions
                                                             Balance                                              Balance
                                                            Beginning      Charges to                             End of
                                                             of  Year       Earnings      Other     Deductions(1)  Year

Year ended December 31, 1995:
 Deducted from asset accounts:

 Allowance for doubtful accounts ..........................   $   6.1      $   6.3       $--         $  (2.6)    $   9.8
 Reserve for excess and obsolete inventory ................      21.1          8.7         0.3(2)       (9.5)       20.6

 Totals ...................................................   $  27.2      $  15.0      $  0.3       $ (12.1)    $  30.4

Year ended December 31, 1994:
 Deducted from asset accounts:

 Allowance for doubtful accounts ..........................   $   7.5      $   1.0       $--        $  (2.4)    $   6.1
 Reserve for excess and obsolete inventory ................      20.7          7.6        --           (7.2)       21.1


 Totals ...................................................   $  28.2      $   8.6       $--        $  (9.6)    $  27.2

Year ended December 31, 1993:
 Deducted from asset accounts:

    Allowance for doubtful accounts .......................   $   6.3      $   1.7       $--        $  (0.5)    $   7.5
    Reserve for excess and obsolete inventory .............      22.4          7.5        --           (9.2)       20.7


Totals ....................................................   $  28.7      $   9.2       $--        $  (9.7)    $  28.2

(1)  Utilization of established reserves, net of recoveries.
(2)  Added with the acquisition of businesses.


                       TEREX CORPORATION AND SUBSIDIARIES

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT

                                                             Indebtedness of
                                              Balance at                           Balance at
                                               Beginning                             End of
Name of Person                                 of Period   Additions   Deductions    Period

Year ended December 31, 1995:
  Randolph W. Lenz
     Promissory note, interest at 6.56%
      due November 2, 2000................    $   ---     $ 1,800,000  $   ---     $ 1,800,000
     Payable for shipping charges.........        ---          33,450      ---          33,450
         Total............................    $   ---     $ 1,833,450  $   ---     $ 1,833,450


Year ended December 31, 1994                  $   ---     $   ---      $   ---     $   ---

Year ended December 31, 1993                  $   ---     $   ---      $   ---     $   ---




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

     3.3 Certificate of Designation of Preferences and Rights of Series B Cumulative Redeemable Convertible Preferred Stock ("Series B Preferred Stock") of Terex Corporation (incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     4.1 Warrant Agreement dated as of December 20, 1993 between Terex Corporation and Mellon Securities Trust Company, as Warrant Agent (incorporated by reference to Exhibit 4.40 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     4.2 Form of Series A Warrant (incorporated by reference to Exhibit 4.41 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     4.3 Form of Series A Preferred Stock certificate (incorporated by reference to Exhibit 4.42 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     4.4 Form of Series B Warrant (incorporated by reference to Exhibit 4.43 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     4.5 Form of Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.44 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     4.6 Form of 13-1/4% Senior Secured Notes Due 2002 of Terex Corporation (incorporated by reference to Exhibit 4.6 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     4.7 Indenture dated as of May 9, 1995 among the Company, the Guarantors referred to therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.7 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.1  Terex   Corporation   Incentive   Stock  Option   Plan,   as  amended
(incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement of Terex Corporation, Registration No. 33-21483).

     10.2 1994 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     10.3 Terex Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     10.4 Common Stock Appreciation Rights Agreement dated as of July 31, 1992 between Terex Corporation and United States Trust Company of New York, as SAR Agent (incorporated by reference to Exhibit 10.36 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

     10.5 SAR Registration Rights Agreement dated as of July 31, 1992 between Terex Corporation and the purchasers who are signatories thereto (incorporated by reference to Exhibit 10.37 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

     10.6 Stock Purchase Agreement dated as of May 27, 1992 between Clark Equipment Company and Terex Corporation (incorporated by reference to Exhibit
10.27 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

     10.7 First Amendment to Stock Purchase Agreement dated as of July 31, 1992 between Terex Corporation and Clark Equipment Company (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

     10.9 Tax Agreement dated as of July 31, 1992 between Terex Corporation in favor of Clark Equipment Company (incorporated by reference to Exhibit 10.30 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

     10.10 Trademark Assignment Agreement dated as of July 31, 1992 between Clark Equipment Company and Clark Material Handling Company (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

     10.11 Trademark Assignment dated as of July 31, 1992 executed by Clark Equipment Company in favor of Clark Material Handling Company (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

     10.12 License Agreement dated as of July 31, 1992 between Clark Equipment Company and Clark Material Handling Company (incorporated by reference to
Exhibit 10.33 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission File No. 1-10702).

     10.14 Termination, General Release and Waiver Agreement, dated as of June 29, 1993, between Clark Material Handling Company and Gary D. Bello (incorporated by reference to Exhibit 10.21 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.15 Form of Purchase Agreement dated as of December 20, 1993 between Terex Corporation and the purchasers of Series A Warrants and shares of Series A Preferred Stock of Terex Corporation (incorporated by reference to Exhibit 10.22 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.16 Registration Rights Agreement dated as of December 20, 1993 between Terex Corporation and the purchasers of Series A Warrants (incorporated by reference to Exhibit 10.23 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.17 Registration Rights Agreement dated as of December 20, 1993 between Terex Corporation and the purchasers of shares of Series A Preferred Stock of Terex Corporation (incorporated by reference to Exhibit 10.24 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.18 Series B Preferred Stock and Warrants Registration Rights Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     10.19 Agreement dated July 1, 1987, between KCS Industries, Inc. and Northwest Engineering Company (incorporated by reference to Exhibit 10.2 to the Form S-4 Registration Statement of Terex Corporation, Registration No. 33-20737).

     10.20 Management Agreement Amendment, dated January 1, 1993, between KCS Industries, Inc. and Terex Corporation (incorporated by reference to Exhibit
10.26 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.21 Management Agreement Termination Agreement, dated January 1, 1994, between KCS Industries, L.P. and Terex Corporation (incorporated by reference to
Exhibit 10.27 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.22 Amendment to Management Agreement Termination Agreement, dated October 17, 1994, between KCS Industries , L.P. and Terex Corporation (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     10.23 Credit Facility, dated December 23, 1993, among Terex Equipment Limited, Terex Corporation and Standard Chartered Bank (incorporated by reference to Exhibit 10.28 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

     10.24 Amended and Restated Stock Purchase Agreement by and between CMH Acquisition Corp. and DAC Acquisition Corp. with respect to the sale of the outstanding stock of Drexel Industries dated as of April 15, 1994 (incorporated by reference to Exhibit 10.33 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

     10.25 Share Purchase Agreement, as amended, between Terex Cranes, Inc. and Legris Industries, S.A. and Potain, S.A. (incorporated by reference to Exhibit
10.1 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

     10.26 Certificate of Designation of Terex Cranes, Inc. with respect to its Series A Redeemable Exchangeable Preferred Stock (incorporated by reference to
Exhibit 10.2 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

     10.27 Stockholders Agreement dated as of May 9, 1995 by and among Terex Corporation, Legris Industries S.A., Potain S.A. and Terex Cranes, Inc. (incorporated by reference to Exhibit 10.3 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

     10.28  Purchase  Agreement,  dated  as  of  April  27,  1995,  among  Terex
Corporation (the "Company"), certain of its subsidiaries and Jefferies & Company, Inc. ("Jefferies") and Dillon, Read & Co. Inc. (together with Jefferies, the "Purchasers") (incorporated by reference to Exhibit 10.28 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.29 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.30 Debt Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers (incorporated by reference to Exhibit 10.30 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.31 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.32 Security and Pledge Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 10.32 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.33 Subsidiary Security and Pledge Agreement dated as of May 9, 1995 between certain subsidiaries of the Company and United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 10.33 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.34 Loan and Security Agreement dated as of May 9, 1995 among Terex Corporation, Clark Material Handling Company, Koehring Cranes, Inc. and PPM Cranes, Inc. and Congress Financial Corporation and Foothill Capital Corporation, for itself and as agent (incorporated by reference to Exhibit 10.34 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.35 Guarantee dated as of May 9, 1995 from Terex Corporation, Koehring Cranes, Inc., PPM Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to Exhibit 10.35 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.36 Guarantee dated as of May 9, 1995 from Terex Corporation, Clark Material Handling Company, PPM Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to Exhibit 10.36 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.37 Guarantee dated as of May 9, 1995 from Terex Corporation, Clark Material Handling Company, Koehring Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to Exhibit 10.37 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.38 Guarantee dated as of May 9, 1995 from Clark Material Handling Company, Koehring Cranes, Inc., PPM Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to Exhibit 10.38 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

     10.39 Agreement dated as of November 2, 1995 between Terex Corporation, a Delaware corporation, and Randolph W. Lenz (incorporated by reference to Exhibit 10 to the Form 10-Q for the quarter ended September 30, 1995, Commission File No. 1-10702).

     11.1  Computation  of per share  earnings.  *

     23.1 Independent Accountants' Consent of Price Waterhouse LLP - Stamford, Connecticut. *

     24.1 Power of Attorney (included on signature page of this Registration Statement).

--------------------
*  Filed herewith.
** To be filed by amendment.