Form 10-K/A
period 1995-12-31
TEREX CORP
filed 1996-04-04
CIK 97216

THE FOLLOWING SUBMISSION IS MADE AS AN AMENDMENT TO THE FORM 10-K AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1995 AS FILED BY TEREX CORPORATION ON MARCH 29, 1996. THE 10-K WAS FILED ELECTRONICALLY (ACCESSION NUMBER
0000097216-96-000012). THIS AMENDMENT SERVES AS EXHIBIT 27 TO THE ABOVE NAMED DOCUMENT.