Form 10-Q
period 1996-03-31
TEREX CORP
filed 1996-05-15
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


                         Commission file number 1-10702


                                Terex Corporation
             (Exact name of registrant as specified in its charter)

  Delaware                                                  34-1531521
 (State of                                                 (IRS Employer
Incorporation)                                          Identification No.)


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

                        YES X                       NO

Number of outstanding shares of common stock: 10.6 million as of March 31, 1996.


The Exhibit Index appears on page 14.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


                                                                        Page No.

PART I FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

           Condensed Consolidated Statements of Operations --
                Three months ended March 31, 1996 and 1995.................   3

           Condensed Consolidated Balance Sheets --
                March 31, 1996 and December 31, 1995.......................   4

           Condensed Consolidated Statements of Cash Flows --
                Three months ended March 31, 1996 and 1995.................   5

           Notes to Condensed Consolidated Financial Statements --
                March 31, 1996.............................................   6

Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................   8


PART II    OTHER INFORMATION

Item 1     Legal Proceedings...............................................  12

Item 5     Other Information...............................................  12

Item 6     Exhibits and Reports on Form 8-K................................  12


SIGNATURES.................................................................  13

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                              For the Three
                                                              Months Ended
                                                                 March 31,
                                                           1996           1995

Net sales ........................................    $   282.0      $   214.2
Cost of goods sold ...............................        247.3          191.9
Gross profit .....................................         34.7           23.1
Engineering, selling and administrative expenses .         23.9           17.1
Income from operations ...........................         10.8            6.0
Other income (expense):
Interest income ..................................          0.1            0.3
Interest expense .................................        (11.5)          (7.0)
Gain on sale of Fruehauf stock ...................         --              1.0
Gain on sale of property, plant and equipment ....          2.4            0.1
Amortization of debt issuance costs ..............         (0.6)          (0.5)
Other income (expense) - net .....................         (0.7)          (1.7)
Income (loss) before income taxes ................          0.5           (1.8)
Provision for income taxes .......................         --             (0.1)
NET INCOME (LOSS) ................................          0.5           (1.9)
Less preferred stock accretion ...................         (1.9)          (1.7)
Income (loss) applicable to common stock .........    $    (1.4)     $    (3.6)

PER COMMON AND COMMON EQUIVALENT SHARE:
Net income (loss) ................................    $    (0.13)    $    (0.35)


Weighted average common and
common equivalent shares outstanding
(See Exhibit 11.1) ...............................         10.6           10.3


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)
                                                         March 31,  December 31,
                                                           1996         1995
ASSETS

Current assets

Cash and cash equivalents ............................    $   12.7 $    7.8
Cash securing letters of credit ......................         7.2      7.7
Trade receivables (less allowance of
  $9.9 at March 31, 1996 and $9.8 at
  December 31, 1995) .................................       143.9    127.1
Customer deposit .....................................        11.0     19.1
Net inventories ......................................       243.3    249.3
Other current assets .................................        17.1     15.2
Total current assets .................................       435.2    426.2
Long-term assets
Property, plant and equipment - net ..................        95.3    101.3
Goodwill - net .......................................        64.5     65.8
Other assets .........................................        32.6     33.6
Total assets .........................................    $  627.6 $  626.9

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Notes payable ........................................    $    7.5 $    1.9
Current portion of long-term debt and
  capital lease obligation ...........................         7.3      7.2
Trade accounts payable ...............................       162.2    161.0
Accrued compensation and benefits ....................        18.0     16.8
Accrued warranties and product liability .............        38.2     38.6
Accrued interest .....................................        13.2      4.7
Accrued income taxes .................................         0.5      1.4
Customer deposit .....................................        11.0     19.1
Other current liabilities ............................        38.8     44.0
Total current liabilities ............................       296.7    294.7

Long-term liabilities

Long-term debt and capital lease
  obligations less current portion ...................       326.5    328.4
Accrued warranties and product liability
  - long-term ........................................        34.2     33.1
Accrued pension ......................................        18.9     18.9
Other long-term liabilities ..........................        16.3     16.6
Minority interest, including redeemable preferred
  stock of a subsidiary (liquidation preference
  $25.2, subject to adjustment) ......................         9.4      9.4
Redeemable convertible preferred stock
  (liquidation preference $41.7 at March 31, 1996
  and $41.2 at December 31, 1995) ....................        25.8     24.6

Commitments and contingencies

Stockholders' deficit

Warrants to purchase common stock ....................        16.5     17.2
Common stock, $.01 par value -
  authorized 30.0 shares;
  issued and outstanding 10.6 at
  March 31, 1996 and 10.6 at December 31, 1995 .......         0.1      0.1
Additional paid-in capital ...........................        41.9     40.5
Accumulated deficit ..................................      (152.3)  (150.9)
Pension liability adjustment .........................        (2.7)    (2.7)
Unrealized holding gain on equity securities .........         0.2      1.0
Cumulative translation adjustment ....................        (3.9)    (4.0)
Total stockholders' deficit ..........................      (100.2)   (98.8)

Total liabilities and stockholders' deficit ..........    $  627.6 $  626.9


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                            For the Three Months
                                                               Ended March 31,
                                                               1996       1995
OPERATING ACTIVITIES
Net income (loss) .......................................... $   0.5   $  (1.9)

Adjustments to reconcile net income (loss) to cash used in operating activities:

Depreciation ...............................................     5.1       3.9
Amortization ...............................................     2.0       0.8
Gain on sale of property, plant and equipment ..............    (2.4)     (0.1)
Gain on sale of Fruehauf stock .............................    --        (1.0)
Other ......................................................    --         0.3

Changes in operating assets and liabilities:

Restricted cash ............................................     0.5       2.5
Trade receivables ..........................................   (16.8)      7.5
Net inventories ............................................     6.0     (16.3)
Trade accounts payable .....................................     1.2      12.8
Accrued interest ...........................................     8.5      (4.9)
Other, net .................................................    (7.4)     (4.1)
Net cash used in operating activities ......................    (2.8)     (0.5)


INVESTING ACTIVITIES
Capital expenditures .......................................    (1.7)     (1.9)
Proceeds from sale of property, plant and equipment ........     3.3       0.5
Proceeds from sale of Fruehauf stock .......................    --         2.7
Other ......................................................    --        (0.1)
Net cash provided by investing activities ..................     1.6       1.2


FINANCING ACTIVITIES
Net incremental borrowings under
  revolving line of credit agreements ......................     5.2       0.5
Other ......................................................    --        (0.6)
Net cash provided by (used in) financing activities ........     5.2
                                                                          (0.1)


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS     0.9       1.4
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................     4.9       2.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........     7.8       9.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $  12.7   $  11.7

The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (in millions, unless otherwise denoted)
                                 March 31, 1996


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1995, has been derived from the audited consolidated balance sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE B -- INVENTORIES

Net inventories consist of the following:

                                                       March 31,  December 31,
                                                         1996         1995

Finished equipment .................................   $   62.8  $   53.1
Replacement parts ..................................       82.5      94.5
Work-in-process ....................................       19.5      26.0
Raw materials and supplies .........................       81.7      78.9
                                                          246.5     252.5
Less: Excess of FIFO inventory value of LIFO cost ..       (3.2)     (3.2)
Net inventories $ ..................................      243.3  $  249.3

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                    March 31, December 31,
                                      1996        1995

Property, plant and equipment ...   $  149.7  $  153.9
Less: Accumulated depreciation ..      (54.4)    (52.6)
Net property, plant and equipment   $   95.3  $  101.3


NOTE D -- LITIGATION AND CONTINGENCIES

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

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. If a change in control for tax purposes were to occur, such a change in control could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The Company operates in three industry segments: Material Handling, Terex Trucks, and Terex Cranes. The Terex Cranes segment results for periods prior to May 1995 consist solely of Koehring's operations. Beginning with the first quarter of 1996, the former heavy equipment segment, which consists of the Terex business and Unit Rig division, referred to as Terex Trucks.


Quarter Ended March 31, 1995

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, and income (loss) from operations, by segment, for the three months ended March 31, 1996 and 1995.


                                            Three Months Ended   Increase
                                                  March 31,     (Decrease)
                                               1996      1995
                                                 (in millions of dollars)
NET SALES
  Material Handling                         $   108.8  $   134.0  $   (25.2)
  Terex Trucks                                   70.9       57.5       13.4
  Terex Cranes                                  102.5       23.2       79.3
  Eliminations                                   (0.2)      (0.5)       0.3
     Total                                  $   282.0  $   214.2  $    67.8

GROSS PROFIT
  Material Handling                         $    11.3  $    11.1  $     2.0
  Terex Trucks                                    9.1        8.7        0.4
  Terex Cranes                                   14.9        3.3       11.6
  Eliminations                                   (0.6)      ---        (0.6)
     Total                                  $    34.7  $    23.1  $    11.6

ENGINEERING, SELLING AND
 ADMINISTRATIVE EXPENSES
  Material Handling                         $     8.8  $    10.4  $    (1.6)
  Terex Trucks                                    6.2        5.4        0.8
  Terex Cranes                                    8.7        1.5        7.2
  General/Corporate                               0.2       (0.2)       0.4
     Total                                  $    23.9  $    17.1  $     6.8

INCOME (LOSS) FROM OPERATIONS
  Material Handling                         $     2.5  $     0.7  $     1.8
  Terex Trucks                                    2.9        3.3       (0.4)
  Terex Cranes                                    6.2        1.8        4.4
  General/Corporate                              (0.8)       0.2       (1.0)
     Total                                  $    10.8  $     6.0  $     4.8

     Net Sales

Sales increased $67.8 million, or approximately 32%, to $282.0 million for the three months ended March 31, 1996 over the comparable 1995 period, reflecting the acquisition of PPM Cranes in the second quarter of 1995 and a strong sales quarter for Terex Cranes overall, increased revenue at Terex Trucks, partially offset by an expected slowdown in machine sales at the Material Handling Segment.

Material Handling Segment sales were $108.8 million for the three months ended March 31, 1996, a decrease of $25.2 million from $134.0 million in the year earlier period. The sales mix was approximately 23% parts in the three months ended March 31, 1996 compared to 17% in the comparable 1995 period. Machine sales decreased 26% and parts sales, from which the Company generally realizes significantly higher margins than machine sales, increased 9%.

Material Handling Segment bookings for the three months ended March 31, 1996 were $114.5 million, a decrease of $25.5 million, or 18%, from the year earlier period. Bookings for parts sales for the three months ended March 31, 1996 increased 6% from the year earlier period. Machine order bookings for the three months ended March 31, 1996 decreased 24% from the year earlier period. Material Handling Segment backlog was $85.1 million at March 31, 1996 compared to $141.9 million at March 31, 1995. The decrease in machine sales and bookings was anticipated and tracked trends in the material handling industry as set forth in independent publications which report on the industry. The Company adjusted its production schedule and material procurement in anticipation of the slowdown in machine sales. The slowdown is not anticipated to have an adverse effect on the profitability of the material handling segment for 1996.

Terex Trucks sales increased $13.4 million for the three months ended March 31, 1996 from the three months ended March 31, 1995. Machines sales increased 31%, and parts sales increased 4%. The sales mix was approximately 32% parts for the three months ended March 31, 1996 compared to 38% parts for the comparable 1995 period.

Terex Trucks bookings for the three months ended March 31, 1996 were $48.8 million, an increase of $7.9 million, or 19%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, decreased $4.0 million from the three months ended March 31, 1995. Machine bookings for the three months ended March 31, 1996 increased $11.9 million from the comparable 1995 period reflecting higher international orders. Backlog was $86.5 million at March 31, 1996 compared to $88.8 million at December 31, 1995 and $51.4 million at March 31, 1995.

Terex Cranes sales were $102.5 million for the three months ended March 31, 1996, an increase of $79.3 million from $23.2 million in the year earlier period which did not include the PPM business. Terex Cranes backlog was $59.8 million at March 31, 1996, reflecting the additional PPM backlog acquired, compared to $12.8 million at March 31, 1995. The increase in cranes sales was due to the addition of the PPM business, growth in sales at the PPM business, and continued strong performance by Koehring.

     Gross Profit

Gross profit for the three months ended March 31, 1996 increased $11.6 million compared to the three months ended March 31, 1995.

The Material Handling Segment's gross profit of $11.3 million for the three months ended March 31, 1996, an increase of $0.2 million from $11.1 million for the prior year's period. The gross profit percentage in the Material Handling Segment was 10% for the three months ended March 31, 1996 and 8.3% for the comparable 1995 period. The increase in profit was due to higher parts sales and therefore margins coupled with improved manufacturing efficiencies.

Terex Trucks' gross profit increased $0.4 million to $9.1 million for the three months ended March 31, 1996 compared to $8.7 million for the comparable 1995 period. The gross profit percentage in the Terex Trucks decreased to 13% for the three months ended March 31, 1996 from 15% for the three months ended March 31, 1995, primarily due to the negative impact on Unit Rig of the inability of a major supplier to adhere to its delivery schedule. This resulted in Unit Rig having to shut down production for a period in March, with an estimated negative profit impact of $800 thousand, due to lost sales volume and unabsorbed overhead. The Company understands that the supplier has corrected the problem and it is not expected to recur.

Terex Cranes' gross profit increased $11.6 million to $14.9 million for the three months ended March 31, 1996, compared to $3.3 million for the prior year's period, reflecting the PPM Acquisition, the effect of cost reduction actions put in place at PPM, and improved performance at Koehring.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $23.9 million for the three months ended March 31, 1996 from $17.1 million for the three months ended March 31, 1995, reflecting the effects of the PPM acquisition in May 1995. Material Handling Segment engineering, selling and administrative expenses to $8.8 million for the three months ended March 31, 1996 from $10.4 million for the comparable 1995 period. Terex Trucks engineering, selling and administrative expenses increased to $6.2 million for the three months ended March 31, 1996 from $5.4 million for the comparable 1995 period primarily due to costs associated with a new parts sales office and a new U.K. dealership. Terex Cranes engineering, selling and administrative expenses increased to $8.7 million for the three months ended March 31, 1996 from $1.5 million for the comparable 1995 period, reflecting the PPM acquisition in May 1995.

     Income (Loss) from Operations

Material Handling Segment income from operations of $2.5 million for the three months ended March 31, 1996 represents a $1.8 million improvement over the $0.7 million income in the comparable 1995 period. As discussed above, reduced costs contributed to the increase in income from operations for the three months ended March 31, 1996.

Terex Trucks income from operations decreased by $0.4 million to $2.9 million for the three months ended March 31, 1996 from $3.3 million in the comparable 1995 period, primarily due to the factors mentioned above under "Gross Profit".

Terex Cranes income from operations of $6.2 million for the three months ended March 31, 1996 increased by $4.4 million over the comparable 1995 period, primarily due to the effect of cost control initiatives implemented at PPM during Terex's ownership of that business, and continued strong performance by Koehring.

On a consolidated basis, the Company had operating income of $10.8 million for the three months ended March 31, 1996, compared to operating income of $6.0 million for the comparable 1995 period, for the reasons mentioned above.

     Other Income (Expense)

Net interest expense increased to $11.4 million for the three months ended March 31, 1996 from $6.7 million in the comparable 1995 period as a result of incremental borrowings associated with the PPM acquisition in May 1995. The Company realized a gain in the three months ended March 31, 1996 of $2.4 million from the sale of excess property in Scotland. In 1995, the Company had a gain of $1.0 million from the sale of Fruehauf stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on its credit facility. Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt through debt financings, issuance of equity, assets sales, including the sale of business units, or any combination thereof. Currently, the Company has focused its attention on the sale of assets, including business units, and has taken steps to explore the opportunities available to it in this regard. It is the Company's intention that certain such assets be sold during 1996, provided that favorable terms and conditions can be attained.

Net cash of $2.8 million was used in operating activities during the three months ended March 31, 1996. Net cash provided by investing activities was $1.6 million during the three months ended March 31, 1996 principally due to the sale of excess property. Net cash provided by financing activities during the three months ended March 31, 1996 was $5.2 million, primarily from use of the lending facility in the U.K. Cash and cash equivalents totaled $12.7 million at March 31, 1996.

The balance outstanding under the Credit Facility as of March 31, 1996 was $65.7 million, and the additional amount the Company could have borrowed was $21.3 million as of that date. TEL entered into a new bank working capital facility in 1995, and PPM Europe is in negotiations to secure a working capital facility in 1996. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 million plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. A change in control of the Company for tax purposes could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

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


Item 5.       Other Information

FORWARD LOOKING INFORMATION.

Forward looking information included in this report involves risks and uncertainties that could significantly impact expected results. The Company's expectations are predominantly based on what it considers key economic assumptions. Construction and mining activity are sensitive to interest rates, government spending and general economic conditions. Some of the other significant factors for the Company include foreign currency movements, political uncertainty in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effects of changes in laws and regulations, employee relations and other factors.


Item 6.       Exhibits and Reports on Form 8-K

              (a) The  following  exhibits  have been filed as part of this Form
                    10-Q:

                  Exhibit No.
                      11.1 Computation of earnings per share
                      27                Financial data schedule

              (b) Reports on Form 8-K.

                  No  reports on Form 8-K were filed  during the  quarter  ended
                    March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TEREX CORPORATION
                                           (Registrant)



Date  May 15, 1996                  /s/ Ralph T. Brandifino
      ------------

                                      Ralph T. Brandifino
                                      Senior Vice President and
                                       Chief Financial Officer
                                      (Principal Financial Officer)

Date  May 15, 1996                 /s/ Joseph F. Apuzzo
      ------------
                                     Joseph F. Apuzzo
                                     Vice President Finance and Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.

      11.1            Computation of Earnings per Share

      27              Financial Data Schedule