Form 10-Q
period 1996-06-30
TEREX CORP
filed 1996-08-14
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                            YES [X]          NO [ ]

Number of outstanding shares of common stock:  11.5 million as of June 30, 1996.


The Exhibit Index appears on page 19.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


                                                                        Page No.

PART I FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Operations --
              Three months and six months ended June 30, 1996 and 1995......  3

         Condensed Consolidated Balance Sheets --
              June 30, 1996 and December 31, 1995...........................  5

         Condensed Consolidated Statements of Cash Flows --
              Six months ended June 30, 1996 and 1995.......................  6

         Notes to Condensed Consolidated Financial Statements --
              June 30, 1996.................................................  7

Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 10


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.................................................. 17

Item 5   Other Information.................................................. 17

Item 6   Exhibits and Reports on Form 8-K................................... 17


SIGNATURES.................................................................. 18

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)


                                              For the             For the
                                            Three Months         Six Months
                                               Ended               Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995

Net sales ..............................$  182.8  $  133.3  $  356.0  $  213.5
Cost of goods sold .....................   155.8     115.7     305.6     183.9
    Gross profit........................    27.0      17.6      50.4      29.6
Engineering, selling and
  administrative expenses...............    16.3      16.1      32.6      24.1
    Income from operations..............    10.7       1.5      17.8       5.5
Other income (expense):
    Interest income.....................     --        0.2       0.1       0.5
    Interest expense....................   (11.4)     (9.3)    (22.8)    (16.0)
    Amortization of debt
      issuance costs....................    (0.7)     (0.6)     (1.3)     (1.1)
    Other income (expense) - net........    (0.3)     (1.2)      1.8      (1.4)
Income (loss) from continuing
  operations before income taxes
  and extraordinary items                   (1.7)     (9.4)     (4.4)    (12.5)
Provision for income taxes .............     --        --        --        --
Income (loss) from
  continuing operations before
  extraordinary items...................    (1.7)     (9.4)     (4.4)    (12.5)
Income (loss) from discontinued
  operations............................     6.2      (6.8)      9.4      (5.6)
Income (loss) before
  extraordinary items...................     4.5     (16.2)      5.0     (18.1)
Extraordinary loss on retirement
  of debt...............................     --       (7.5)      --       (7.5)
NET INCOME (LOSS) ......................     4.5     (23.7)      5.0     (25.6)
Less preferred stock accretion .........    (1.9)     (1.8)     (3.8)     (3.5)
Income (loss) applicable
  to common stock ......................$    2.6  $  (25.5) $    1.2  $  (29.1)


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

PER COMMON AND COMMON EQUIVALENT SHARE:
Primary:
Income (loss) from
  continuing operations ................. $ (0.26)  $ (1.10)  $ (0.66) $ (1.57)
Income (loss) from
  discontinued operations ...............    0.44     (0.66)     0.76    (0.55)
Income (loss) before
  extraordinary items ...................    0.18     (1.76)     0.10    (2.12)
Extraordinary items .....................    --       (0.72)     --      (0.72)
Net income (loss) .......................    0.18     (2.48)     0.10    (2.84)

Fully diluted:
Income (loss) from
  continuing operations .................   (0.26)    (1.10)    (0.66)   (1.57)
Income (loss) from
  discontinued operations ...............    0.44     (0.66)     0.76    (0.55)
Income (loss) before
  extraordinary items ...................    0.18     (1.76)     0.10    (2.12)
Extraordinary items .....................    --       (0.72)     --      (0.72)
Net income (loss) .......................    0.18     (2.48)     0.10    (2.84)


Weighted average common shares
  outstanding including dilutive
  securities (See Exhibit 11.1)
Primary .................................   14.2      10.3      12.4     10.3
Fully diluted ...........................   14.2      10.3      12.4     10.3


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                  June 30,  December 31,
                                                   1996        1995
ASSETS
Current assets
  Cash and cash equivalents ..................... $   9.5  $   7.8
  Cash securing letters of credit ...............     3.5      7.7
  Trade receivables (less allowance of
    $5.6 at June 30, 1996 and
    $9.8 at December 31, 1995) ..................   108.3    127.1
  Customer deposit ..............................     1.0     19.1
  Net inventories ...............................   180.3    249.3
  Other current assets - net ....................    14.7     15.2
    Total current assets ........................   317.3    426.2

Long-term assets
  Property, plant and equipment - net ...........    35.4    101.3
  Goodwill - net ................................    59.0     65.8
  Other assets - net ............................    23.1     33.6
  Net assets of discontinued operations .........    42.9      --
Total assets .................................... $ 477.7  $ 626.9

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Notes payable ................................. $   7.2  $   1.9
  Current portion of long-term debt and
    capital lease obligation ....................     5.4      7.2
  Trade accounts payable ........................   103.2    161.0
  Accrued compensation and benefits .............    14.0     16.8
  Accrued warranties and product liability ......    20.5     38.6
  Accrued interest ..............................     4.4      4.7
  Accrued income taxes ..........................     0.5      1.4
  Customer deposit ..............................     1.0     19.1
  Other current liabilities .....................    32.1     44.0
    Total current liabilities ...................   188.3    294.7
Long-term liabilities
  Long-term debt and capital lease
    obligations less current portion ............   328.1    328.4
  Accrued warranties and product
    liability - long-term .......................     1.7     33.1
  Accrued pension ...............................     5.8     18.9
  Other long-term liabilities ...................    13.6     16.6
Minority interest, including
  redeemable preferred stock of a
  subsidiary (liquidation preference
  $24.7, subject to adjustment) .................     9.4      9.4
Redeemable convertible preferred stock
  (liquidation preference $43.1 at
  June 30, 1996 and $41.2 at
  December 31, 1995).............................    27.6     24.6
Commitments and contingencies
Stockholders' deficit
  Warrants to purchase common stock .............    12.2     17.2
  Common stock, $.01 par value -
    authorized 30.0 shares;
    issued and outstanding 11.5 at
    June 30, 1996 and 10.6 at
    December 31, 1995 ...........................     0.1      0.1
  Additional paid-in capital ....................    46.4     40.5
  Accumulated deficit............................  (149.8)  (150.9)
  Pension liability adjustment ..................    (2.7)    (2.7)
  Unrealized holding gain on equity securities ..     0.2      1.0
  Cumulative translation adjustment .............    (3.2)    (4.0)
    Total stockholders' deficit .................   (96.8)   (98.8)
Total liabilities and stockholders' deficit ..... $ 477.7  $ 626.9

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                         For the Six Months
                                                           Ended June 30,

                                                          1996      1995
OPERATING ACTIVITIES
  Net income (loss) ................................    $   5.0  $  (25.8)
  Adjustments to reconcile net income
   (loss) to cash used in operating
   activities:
    Depreciation ...................................        4.3       8.4
    Amortization ...................................        2.4       5.9
    Gain on sale of property,
      plant and equipment ..........................       (2.4)     (0.2)
    Gain on sale of Fruehauf stock .................        --       (1.0)
    Property impairment charge .....................        --        3.0
    Other ..........................................        0.4       0.3
    Changes in operating assets and
      liabilities:
      Restricted cash ..............................        3.4       2.2
      Trade receivables ............................      (22.9)     (0.4)
      Net inventories ..............................        0.5     (12.9)
      Net assets of discontinued operations.........       (1.1)      --
      Trade accounts payable .......................        3.7      (6.5)
      Accrued interest .............................       (0.4)     (3.8)
      Other, net ...................................       (3.1)      6.7
        Net cash used in operating activities ......      (10.2)    (24.1)

INVESTING ACTIVITIES
  Acquisition of businesses,
    net of cash acquired ...........................        --      (92.4)
  Capital expenditures..............................       (1.3)     (3.6)
  Proceeds from sale of property,
    plant and equipment ............................        3.8       0.8
  Proceeds from sale of Fruehauf stock .............        --        2.7
  Other ............................................        --        0.2
    Net cash provided by (used in)
      investing activities .........................        2.5     (92.3)

FINANCING ACTIVITIES
  Net incremental borrowings under
    revolving line of credit agreements.............       12.7      35.2
  Principal repayments of long-term debt............       (1.0)   (153.9)
  Issuance of long-term debt,
    net of issuance costs ..........................        --      239.8
  Other.............................................       (1.5)     (0.5)
    Net cash provided by (used in)
      financing activities .........................       10.2     120.6

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS ........................        --       (0.6)
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........        2.5       3.6
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD ...........................        7.0       9.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $    9.5  $   13.3

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (in millions, unless otherwise denoted)
                                  June 30, 1996


NOTE A -- BASIS OF PRESENTATION

Basis Of Presentation. As set forth in Note B below, on July 25, 1996 the Company announced the signing of a definitive agreement to sell its Material Handling business for $135.0 in cash. Subject to the fulfillment of customary closing conditions and regulatory clearances, closing of the sale is expected to take place within ninety days of the announcement. The sale will result in a gain which will be recognized in the period of the closing. The Material Handling business is accounted for as a discontinued operation in the June 30, 1996 balance sheet, and in the statements of operations for the three and six month periods ended June 30, 1996 and June 30, 1995.

Generally accepted accounting principles permit, but do not require, the allocation of interest expense between continuing and discontinued operations. Because the methods allowed under generally accepted accounting principles for calculating interest expense to be allocated to discontinued operations are not necessarily indicative of the use of proceeds from the sale of the Material Handling business by the Company, and the effect on interest expense of the continuing operations of the Company, the Company has elected not to allocate interest expense to discontinued operations. The results of this election is that loss from continuing operations includes substantially all of the interest expense of the Company, and income from discontinued operations does not include any material interest expense.

The assets and liabilities of the Material Handling business as of June 30, 1996 have been segregated in the balance sheet and are shown under "Net assets of discontinued operations." In accordance with generally accepted accounting principles, such segregation was not made in the December 31, 1995 balance sheet.

The accompanying condensed consolidated financial statements of Terex Corporation and subsidiaries as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1995, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B -- DISCONTINUED OPERATIONS

On July 25, 1996 the Company signed a definitive agreement to sell its worldwide Material Handling business ("CMHC") for $135.0 in cash. CMHC comprises the Company's Material Handling Segment. The accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 1996 and 1995 include the results of CMHC in "Income (Loss) from Discontinued Operations." Net assets of the discontinued operations at June 30, 1996 have been segregated in the Condensed Consolidated Balance Sheet. Please refer to Note A - Basis of Presentation for a discussion of allocation of interest expense. Summary operating results of discontinued operations are as follows:

                                          Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                             1996    1995      1996    1995

Net Sales ................................  $115.4  $136.1    $224.2  $270.1
Income (loss) before income taxes ........     6.2    (6.8)      9.4    (5.5)
Provision for income taxes ...............     --      --        --      0.1
Income (loss) from discontinued operations     6.2    (6.8)      9.4    (5.6)


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                                        June 30,    December 31,
                                                          1996          1995

Finished equipment ..................................   $   46.4       $   53.1
Replacement parts ...................................       56.7           94.5
Work-in-process .....................................       18.2           26.0
Raw materials and supplies ..........................       61.6           78.9
                                                           182.9          252.5
Less: Excess of FIFO inventory value of LIFO cost ...       (2.6)          (3.2)
Net inventories .....................................   $  180.3       $  249.3


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                    June 30,      December 31,
                                                      1996           1995
Property, plant and equipment ...................   $  62.2        $ 153.9
Less: Accumulated depreciation ..................     (26.8)         (52.6)
Net property, plant and equipment ...............      35.4        $ 101.3

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

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. Additionally, if a change in control for tax purposes were to occur, such a change in control could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The Company operates in three industry segments: Material Handling, Terex Trucks, and Terex Cranes. On July 25, 1996 the Company announced the signing of a definitive agreement for the sale of its Material Handling business for $135 million in cash. Accordingly, the results of the Material Handling business are classified as Income (Loss) from Discontinued Operations. The Terex Cranes segment results for periods prior to May 1995 consist solely of Koehring's operations. Subsequent to that date, Terex Cranes results include the results of the PPM business acquired in May of 1995. Terex Trucks consists of the Terex business and Unit Rig division.

Quarter Ended June 30, 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, and income (loss) from continuing operations, by segment, and income (loss) from discontinued operations, for the three months ended June 30, 1996 and 1995.

                                                    Three Months Ended
                                                        June 30,       Increase
                                                      1996     1995   (Decrease)
                                                       (in millions of dollars)
NET SALES
  Terex Trucks                                       $  82.0  $ 68.2     $ 13.8
  Terex Cranes                                         101.0    65.4       35.6
  Eliminations                                          (0.2)   (0.3)       0.1
     Total                                           $ 182.8  $133.3     $ 49.5

GROSS PROFIT
  Terex Trucks                                       $  11.2  $  8.6     $  2.6
  Terex Cranes                                          15.8     9.0        6.8
  Eliminations                                          ---     ---        ---
     Total                                           $  27.0  $ 17.6     $  9.4

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
  Terex Trucks                                       $   6.1  $  6.1     $ ---
  Terex Cranes                                           9.0     7.8        1.2
  General/Corporate                                      1.2     2.2       (1.0)
     Total                                           $  16.3  $ 16.1     $  0.2

INCOME (LOSS) FROM OPERATIONS
  Terex Trucks                                       $   5.1  $  2.5     $  2.6
  Terex Cranes                                           6.8     1.2        5.6
  General/Corporate                                     (1.2)   (2.2)       1.0
     Total                                           $  10.7  $  1.5     $  9.2

INCOME (LOSS) FROM DISCONTINUED  OPERATIONS
  Material Handling                                  $   6.2  $ (6.8)    $ 13.0
     Total                                           $   6.2  $ (6.8)    $ 13.0

     Net Sales

Sales increased $49.5 million, or approximately 37%, to $182.8 million for the three months ended June 30, 1996 over the comparable 1995 period, reflecting the acquisition of PPM Cranes in the second quarter of 1995, a strong sales quarter for Terex Cranes overall, and increased revenue at Terex Trucks.

Terex Trucks sales increased $13.8 million to $82.0 million for the three months ended June 30, 1996 from $68.2 million for the three months ended June 30, 1995. Machines sales increased 19%, and parts sales increased 17%. The sales mix was approximately 30% parts for the three months ended June 30, 1996 compared to 31% parts for the comparable 1995 period.

Terex Trucks bookings for the three months ended June 30, 1996 were $54.3 million, an increase of $4.9 million, or 10%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased $8.7 million from the three months ended June 30, 1995. Machine bookings for the three months ended June 30, 1996 decreased $3.8 million from the comparable 1995 period. Backlog was $64.1 million at June 30, 1996 compared to $86.5 million at March 31, 1996 and $32.5 million at June 30, 1995.

Terex Cranes sales were $101.0 million for the three months ended June 30, 1996, an increase of $35.6 million from $65.4 million in the year earlier period which did not include the PPM business prior to its acquisition in May 1995. Terex Cranes backlog was $58.1 million at June 30, 1996, compared to $59.8 million at March 31, 1996 and $60.2 million at June 30, 1995. The increase in Terex Cranes sales was due to the addition of the PPM business, growth in sales at the PPM business, and continued strong performance by Koehring.

     Gross Profit

Gross profit for the three months ended June 30, 1996 increased $9.4 million to $27.0 million as compared to the three months ended June 30, 1995.

Terex Trucks gross profit increased $2.6 million to $11.2 million for the three months ended June 30, 1996 compared to $8.6 million for the comparable 1995 period. The increase in gross profit was due to both the increased net sales and an improved gross margin percentage. The gross margin percentage at Terex Trucks increased to 13.7% for the three months ended June 30, 1996 from 12.6% for the three months ended June 30, 1995.

Terex Cranes gross profit increased $6.8 million to $15.8 million for the three months ended June 30, 1996, compared to $9.0 million for the prior year's period, reflecting the PPM acquisition, the effect of cost reduction actions put in place at PPM, and improved performance at Koehring.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased slightly to $16.3 million for the three months ended June 30, 1996 from $16.1 million for the three months ended June 30, 1995, reflecting the effects of the PPM acquisition in May 1995 offset by reductions at the corporate level. Terex Trucks engineering, selling and administrative expenses remained at $6.1 for the three months ended June 30, 1996 as compared to the same period in 1995. Terex Cranes engineering, selling and administrative expenses increased to $9.0 million for the three months ended June 30, 1996 from $7.8 million for the comparable 1995 period, reflecting the PPM acquisition in May 1995, which was partially offset by the effect of cost reduction actions put in place at PPM.

     Income (Loss) from Operations

Terex Trucks income from operations increased by $2.6 million to $5.1 million for the three months ended June 30, 1996 from $2.5 million in the comparable 1995 period, primarily due to the realization of increased revenues and improved gross margin percentages, while maintaining the same level of engineering, selling and administrative expenses.

Terex Cranes income from operations of $6.8 million for the three months ended June 30, 1996 increased by $5.6 million over the comparable 1995 period, primarily due to the effect of cost control initiatives implemented at PPM during Terex's ownership of that business, and continued strong performance by Koehring.

On a consolidated basis, the Company had operating income of $10.7 million for the three months ended June 30, 1996, compared to operating income of $1.5 million for the comparable 1995 period, for the reasons mentioned above.

     Other Income (Expense)

Interest expense increased to $11.4 million for the three months ended June 30, 1996 from $9.3 million in the comparable 1995 period as a result of incremental borrowings associated with the PPM acquisition in May 1995. In 1995, the Company recorded a charge of $0.5 to recognize the impairment in value of certain properties held for sale.

     Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $13.0 million to $6.2 million for the three months ended June 30, 1996 as compared to a loss of $6.8 million for the same period in 1995. The increased income was primarily due to the success of the cost reduction programs put in place in the latter half of 1995, as well as some improvements in pricing. As a result, gross profit for the three months ended June 30, 1996 increased $5.1 million to $13.4 as compared to the same period in 1995 even though net sales decreased $20.7 million or 15%. Additionally, in 1995 the Material Handling Segment recorded charges of $6.0 million related to charges for severance costs, exit costs and the impairment in value of certain properties held for sale.

     Extraordinary Items

The Company recorded a charge of $7.5 million in 1995 to recognize a loss on the early extinguishment of debt in connection with the refinancing of its debt and the purchase of PPM in May 1995.

Six Months Ended June 30, 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income (loss) from operations, and income (loss) from discontinued operations, by segment, for the six months ended June 30, 1996 and 1995.


                                                   Six Months Ended
                                                       June 30,        Increase
                                                    1996     1995     (Decrease)
                                                     (in millions of dollars)
NET SALES
  Terex Trucks                                    $ 152.9   $125.7    $  27.2
  Terex Cranes                                      203.5     88.6      114.9
  Eliminations                                      (0.4)    (0.8)        0.4
     Total                                        $ 356.0   $213.5    $ 142.5

GROSS PROFIT
  Terex Trucks                                    $  20.3   $ 17.3    $   3.0
  Terex Cranes                                       30.7     12.3       18.4
  Eliminations                                       (0.6)    ---        (0.6)
     Total                                        $  50.4   $ 29.6    $  20.8

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
  Terex Trucks                                    $  12.3   $ 11.5    $   0.8
  Terex Cranes                                       17.7      9.3        8.4
  General/Corporate                                   2.6      3.3       (0.7)
     Total                                        $  32.6   $ 24.1    $   8.5

INCOME (LOSS) FROM OPERATIONS
  Terex Trucks                                    $   8.0   $  5.8    $   2.2
  Terex Cranes                                       13.0      3.0       10.0
  General/Corporate                                  (3.2)    (3.3)       0.1
     Total                                        $  17.8   $  5.5    $  12.3

INCOME (LOSS) FROM DISCONTINUED  OPERATIONS
  Material Handling                               $   9.4   $ (5.6)   $  15.0
     Total                                        $   9.4   $ (5.6)   $  15.0


     Net Sales

Sales increased $142.5 million, or approximately 67%, to $356.0 million for the six months ended June 30, 1996 over the comparable 1995 period, reflecting the acquisition of PPM Cranes in the second quarter of 1995, a strong sales quarter for Terex Cranes overall, and increased revenue at Terex Trucks.

Terex Trucks sales increased $27.2 million for the six months ended June 30, 1996 from the six months ended June 30, 1995. Machines sales increased 24%, and parts sales increased 10%. The sales mix was approximately 31% parts for the six months ended June 30, 1996 compared to 34% parts for the comparable 1995 period.

Terex Trucks bookings for the six months ended June 30, 1996 were $103.1 million, an increase of $12.8 million, or 14%, from the year earlier period. Bookings for parts sales, from which the Company generally realizes higher margins than machine sales, increased $4.7 million from the six months ended June 30, 1995. Machine bookings for the six months ended June 30, 1996 increased $8.1 million from the comparable 1995 period. Backlog was $64.1 million at June 30, 1996 compared to $86.5 million at March 31, 1996 and $32.5 million at June 30, 1995.

Terex Cranes sales were $203.5 million for the six months ended June 30, 1996, an increase of $114.9 million from $88.6 million in the year earlier period which did not include the PPM business prior to its acquisition in May 1995. Terex Cranes backlog was $58.1 million at June 30, 1996, compared to $59.8 million at March 31, 1996 and $60.2 million at June 30, 1995. The increase in cranes sales was due to the addition of the PPM business, growth in sales at the PPM business, and continued strong performance by Koehring.

     Gross Profit

Gross profit for the six months ended June 30, 1996 increased $20.8 million to $50.4 million compared to the six months ended June 30, 1995. The improvement in the gross profit was primarily due to the increased net sales during 1996 as compared to 1995. The gross profit percentage for the six months ended June 30, 1996 increased to 14.2% from 13.9% for the same period in 1995.

Terex Trucks gross profit increased $3.0 million to $20.3 million for the six months ended June 30, 1996 compared to $17.3 million for the comparable 1995 period. The gross profit percentage in the Terex Trucks decreased to 13.3% for the six months ended June 30, 1996 from 13.8% for the six months ended June 30, 1995, primarily due to the negative impact on Unit Rig of the inability of a major supplier to adhere to its delivery schedule. This resulted in Unit Rig having to shut down production for a period in March, with an estimated negative profit impact of $800 thousand, due to lost sales volume and unabsorbed overhead. The Company understands that the supplier has corrected the problem and it is not expected to recur.

Terex Cranes gross profit increased $18.4 million to $30.7 million for the six months ended June 30, 1996, compared to $12.3 million for the prior year's period, reflecting the PPM acquisition, the effect of cost reduction actions put in place at PPM, and improved performance at Koehring. The gross profit percentage at Terex Cranes increased to 15.1% for the six months ended June 30, 1996 compared to 13.9% in the same period during 1995.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $32.6 million for the six months ended June 30, 1996 from $24.1 million for the six months ended June 30, 1995, reflecting the effects of the PPM acquisition in May 1995. However, engineering, selling and administrative expenses as a percentage of net sales decreased to 9.2% for the six months ended June 30, 1996 from 11.3% for the same period in 1995. Terex Trucks engineering, selling and administrative expenses increased to $12.3 million for the six months ended June 30, 1996 from $11.5 million for the comparable 1995 period primarily due to costs associated with a new parts sales office and a new U.K. dealership. Terex Cranes engineering, selling and administrative expenses increased to $17.7 million for the six months ended June 30, 1996 from $9.3 million for the comparable 1995 period, reflecting the PPM acquisition in May 1995.

     Income (Loss) from Operations

Terex Trucks income from operations increased by $2.2 million to $8.0 million for the six months ended June 30, 1996 from $5.8 million in the comparable 1995 period, primarily due to the factors mentioned above under "Gross Profit".

Terex Cranes income from operations of $13.0 million for the six months ended June 30, 1996 increased by $10.0 million over the comparable 1995 period, primarily due to the increased net sales and the effect of cost control initiatives implemented at PPM during Terex's ownership of that business, and continued strong performance by Koehring.

On a consolidated basis, the Company had operating income of $17.8 million for the six months ended June 30, 1996, compared to operating income of $5.5 million for the comparable 1995 period, for the reasons mentioned above.

     Other Income (Expense)

Interest expense increased to $22.8 million for the six months ended June 30, 1996 from $16.0 million in the comparable 1995 period as a result of incremental borrowings associated with the PPM acquisition in May 1995. The Company realized a gain in the six months ended June 30, 1996 of $2.4 million from the sale of excess property in Scotland. In 1995, the Company had a gain of $1.0 million from the sale of Fruehauf stock and recorded a charge of $0.5 to recognize the impairment in value of certain properties held for sale.

     Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $15.0 million to $9.4 million for the six months ended June 30, 1996 as compared to a loss of $5.6 million for the same period in 1995. The increased income was primarily due to the success of the cost reduction programs put in place in the latter half of 1995, as well as some improvements in pricing. As a result, gross profit for the six months ended June 30, 1996 increased $5.3 million to $24.7 as compared to the same period in 1995 even though net sales decreased $45.9 million or 17%. Additionally, in 1995 the Material Handling Segment recorded charges of $6.0 million related to charges for severance costs, exit costs and the impairment in value of certain properties held for sale.

     Extraordinary Items

The Company recorded a charge of $7.5 million in 1995 to recognize a loss on the early extinguishment of debt in connection with the May 1995 refinancing.


LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on its credit facility. Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt through debt financings, issuance of equity, assets sales, including the sale of business units, or any combination thereof. As part of the Company's efforts to improve its capital structure and reduce debt, on July 25, 1996 the Company signed a definitive agreement to sell its Material Handling business for $135 million in cash at closing. Subject to the fulfillment of customary closing conditions and regulatory clearances, the closing is expected to take place within ninety days of the announcement. To the extent borrowings under the Credit Facility are secured by working capital of CMHC, proceeds will be used to reduce the Credit Facility. Based on current borrowing levels, approximately $30 million borrowed under the Credit Facility is secured by CMHC working capital. In accordance with the Indenture governing the Company's 13.25% Senior Secured Notes, the Company plans to use the portion of the proceeds applicable to the Notes to offer to purchase the Notes and reduce its overall debt level.

Net cash of $10.2 million was used in operating activities during the six months ended June 30, 1996. Net cash provided by investing activities was $2.5 million during the six months ended June 30, 1996 principally due to the sale of excess property. Net cash provided by financing activities during the six months ended June 30, 1996 was $10.2 million, primarily from use of the lending facilities in the U.S. ($5.4 million) and in the U.K ($6.5 million). Cash and cash equivalents totaled $9.5 million at June 30, 1996.

The balance outstanding under the Credit Facility as of June 30, 1996 was $72.2 million, and the additional amount the Company could have borrowed was $6.5 million as of that date. TEL entered into a new bank working capital facility in 1995, and PPM Europe is in negotiations to secure a working capital facility in 1996. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.

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


Item 5.       Other Information

Recent Developments

On July 25, 1996, the Company announced the signing of a definitive agreement to sell its Clark Material Handling ("CMH") business for $135 million in cash to Clark Acquisition Corp., a newly formed affiliate of Nesco, Inc. Subject to the fulfillment of customary closing conditions and regulatory clearances, closing of the sale is expected to take place on or before October 30, 1996. CMH is a leading North American and European designer, manufacturer and marketer of a complete line of lift trucks, electric walkies and related components and replacement parts under the Clark trademark. CMH is headquartered in Lexington, Kentucky and its manufacturing facilities are located in Lexington, Kentucky and Mulheim-Ruhr, Germany.

For further information concerning CMH, the accounting treatment of the sale and use of proceeds thereof, reference is made to Notes A and B to the Notes to Condensed Consolidated Financial Statements included elsewhere herein and to "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Forward Looking Information

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


Item 6.       Exhibits and Reports on Form 8-K

     (a) The following exhibits have been filed as part of this Form 10-Q:

         Exhibit No.
             11.1              Computation of earnings per share
             27                Financial data schedule

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TEREX CORPORATION
                                              (Registrant)



Date:  August 14, 1996               /s/ David J. Langevin
                                         David J. Langevin
                                         Executive Vice President
                                         (Acting Principal Financial Officer)

Date:  August 14, 1996               /s/ Joseph F. Apuzzo
                                         Joseph F. Apuzzo
                                         Vice President Finance and Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


       Exhibit No.

          11.1            Computation of Earnings per Share

          27              Financial Data Schedule