Form 10-Q
period 1996-09-30
TEREX CORP
filed 1996-11-14
CIK 97216

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                           YES [X]              NO [ ]

Number of outstanding shares of common stock: 13.2 million as of September 30, 1996.


The Exhibit Index appears on page 32.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following Subsidiaries of the Company, which are guarantors (the "Guarantors") of the Company's $250 million principal amount of 13.25% Senior Secured Notes due 2002 (the "Senior Secured Notes"). See Note F -- Consolidating Financial Statements.

                                          State or other
                                          jurisdiction of     I.R.S. employer
             Guarantor                   incorporation or     identification
                                           organization           number

Clark Material Handling Company *            Kentucky           61-1107574
Terex Cranes, Inc. *                         Delaware           06-1423889
PPM Cranes, Inc.                             Delaware           39-1611683
Koehring Cranes, Inc. *                      Delaware           06-1423888
CMH Acquisition Corp. *                      Delaware           39-1738520
CMH Acquisition International Corp. *        Delaware           39-1738521

* Wholly-owned subsidiaries

                                                                       Page No.
PART I FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

TEREX CORPORATION:

   Condensed Consolidated Statements of Operations --
      Three months and nine months ended September 30, 1996 and 1995........ 4

   Condensed Consolidated Balance Sheets --
      September 30, 1996 and December 31, 1995.............................. 6

   Condensed Consolidated Statements of Cash Flows --
      Nine months ended September 30, 1996 and 1995......................... 7

   Notes to Condensed Consolidated Financial Statements --
      September 30, 1996.................................................... 8


PPM CRANES, INC.:

   Condensed  Consolidated  Statements  of Operations -- Three months ended  September 30, 1996 and 1995, Nine months ended September
      30, 1996, and
      Five months ended September 30, 1995..................................17

   Condensed Consolidated Balance Sheets --
      September 30, 1996 and December 31, 1995..............................18

   Condensed Consolidated Statements of Cash Flows --
      Nine months ended September 30, 1996
      and Five months ended September 30, 1995..............................19

   Notes to Condensed Consolidated Financial Statements --
      September 30, 1996....................................................20



Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................23


PART II    OTHER INFORMATION

Item 1     Legal Proceedings................................................30

Item 5     Other Information................................................30

Item 6     Exhibits and Reports on Form 8-K.................................30


SIGNATURES..................................................................31

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)


                                              For the           For the
                                            Three Months       Nine Months
                                               Ended             Ended
                                            September 30,     September 30,
                                            1996     1995     1996     1995

Net sales ................................$ 165.7  $ 148.8  $ 521.7  $ 362.3
Cost of goods sold .......................  142.0    128.9    447.6    312.8
Gross profit .............................   23.7     19.9     74.1     49.5
Engineering, selling and
administrative expenses ..................   14.8     17.0     47.3     41.1

Income from operations ...................    8.9      2.9     26.8      8.4

Other income (expense):
Interest income ..........................    0.5      0.5      0.6      1.0
Interest expense .........................  (11.8)   (11.4)   (34.6)   (27.4)
Other income (expense) - net .............   (1.0)    (4.3)    (0.6)    (6.8)
Income (loss) from continuing
operations before income taxes
and extraordinary items ..................   (3.4)   (12.3)    (7.8)   (24.8)
Provision for income taxes ...............    --       --       --       --
Income (loss) from continuing
operations before extraordinary items ....   (3.4)   (12.3)    (7.8)   (24.8)
Income (loss) from discontinued operations    4.8      4.5     14.2     (1.1)

Income (loss) before extraordinary items .    1.4     (7.8)     6.4    (25.9)
Extraordinary loss on retirement of debt .    --       --       --      (7.5)
Net income (loss) ........................    1.4     (7.8)     6.4    (33.4)
Less preferred stock accretion ...........   (2.3)    (1.8)    (6.0)    (5.2)
Income (loss) applicable to common stock .$  (0.9) $  (9.6) $   0.4  $ (38.6)

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)


                                                 For the           For the
                                               Three Months       Nine Months
                                                  Ended             Ended
                                               September 30,     September 30,
                                               1996     1995     1996     1995
PER COMMON AND COMMON EQUIVALENT SHARE:
Primary:
Income (loss) from continuing operations .. $ (0.40) $ (1.36) $ (1.06) $ (2.91) Income (loss) from discontinued operations 0.34 0.43 1.09 (0.11)
Income (loss) before extraordinary items ..   (0.06)   (0.93)    0.03    (3.02)
Extraordinary items .......................     --       --       --     (0.73)
Net income (loss) ......................... $ (0.06) $ (0.93) $  0.03  $ (3.75)

Fully diluted:
Income (loss) from continuing operations .. $ (0.40) $ (1.36) $ (1.06) $ (2.91) Income (loss) from discontinued operations 0.34 0.43 1.09 (0.11)
Income (loss) before extraordinary items ..   (0.06)   (0.93)    0.03    (3.02)
Extraordinary items .......................     --       --       --     (0.73)
Net income (loss) ......................... $ (0.06) $ (0.93) $  0.03  $ (3.75)


Weighted average common shares
 outstanding including dilutive
 securities (See Exhibit 11.1)
Primary ...................................   14.2     10.3     13.0     10.3
Fully diluted .............................   14.2     10.3     13.0     10.3



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                     September 30,  December 31,
                                                         1996           1995
ASSETS
Current assets
Cash and cash equivalents ............................ $    9.0      $    7.8
Cash securing letters of credit ......................      1.5           7.7
Trade receivables
 (less allowance of $5.9 at September 30, 1996
 and $9.8 at December 31, 1995) ......................    118.0         127.1
Customer deposit .....................................   --              19.1
Net inventories ......................................    179.5         249.3
Other current assets - net ...........................     14.1          15.2
Total current assets .................................    322.1         426.2
Long-term assets
Property, plant and equipment - net ..................     35.3         101.3
Goodwill - net .......................................     57.8          65.8
Other assets - net ...................................     19.1          33.6
Net assets of discontinued operations ................     47.4           --
Total assets ......................................... $  481.7      $  626.9

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Notes payable ........................................ $    5.5      $    1.9
Current portion of capital lease obligations .........     10.5           7.2
Trade accounts payable ...............................    101.6         161.0
Accrued compensation and benefits ....................     13.8          16.8
Accrued warranties and product liability .............     20.7          38.6
Accrued interest .....................................     12.9           4.7
Accrued income taxes .................................      0.4           1.4
Customer deposit .....................................      --           19.1
Other current liabilities ............................     32.4          44.0
Total current liabilities ............................    197.8         294.7
Long-term liabilities
Long-term debt and capital lease
 obligations less current portion ....................    320.1         328.4
Other long-term liabilities ..........................     18.7          68.6
Minority interest, including redeemable
 preferred stock of a subsidiary
 (liquidation preference $21.5, subject to adjustment)      9.6           9.4
Redeemable convertible preferred stock
 (liquidation preference $44.4 at September 30, 1996
 and $41.2 at December 31, 1995) .....................     29.6          24.6
Commitments and contingencies
Stockholders' deficit
Warrants to purchase common stock ....................      3.2          17.2
Common stock, $.01 par value - authorized 30.0 shares;
issued and outstanding 13.2 at September 30, 1996
and 10.6 at December 31, 1995 ........................      0.1           0.1
Additional paid-in capital ...........................     55.6          40.5
Accumulated deficit ..................................   (150.5)       (150.9)
Pension liability adjustment .........................     (2.7)         (2.7)
Unrealized holding gain on equity securities .........      0.1           1.0
Cumulative translation adjustment ....................      0.1          (4.0)
Total stockholders' deficit ..........................    (94.1)        (98.8)
Total liabilities and stockholders' deficit .......... $  481.7      $  626.9


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                   For the Nine Months Ended
                                                          September 30,

                                                       1996        1995
OPERATING ACTIVITIES
Net income (loss) ................................. $    6.4    $  (33.4)
Adjustments to reconcile net income
 (loss) to cash used in operating
 activities:
Depreciation and amortization .....................     11.6        21.2
Gain on sale of assets ................. ..........     (2.4)       (1.2)
Property impairment charge ........................      --          3.0
Other .............................................      0.4         0.3
Changes in operating assets and
 liabilities:
Restricted cash ...................................      5.4         3.0
Trade receivables .................................    (32.5)      (15.5)
Net inventories ...................................      1.3        (4.6)
Net assets of discontinued operations .............      --         (5.6)
Trade accounts payable ............................      2.1       (20.6)
Accrued interest ..................................      8.1         7.6
Other, net ........................................     (1.6)       12.3
Net cash used in operating activities .............     (6.8)      (27.9)

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired ...      --        (92.4)
Capital expenditures ..............................     (2.2)       (7.1)
Proceeds from sale of assets ......................      4.5         3.6
Other .............................................      --          0.1
Net cash provided by (used in)
 investing activities .............................      2.3       (95.8)

FINANCING ACTIVITIES
Net incremental borrowings under
 revolving line of credit agreements ..............      4.8        42.1
Principal repayments of long-term debt ............     (1.0)     (153.9)
Issuance of long-term debt, net of issuance costs .      --        239.8
Other .............................................      1.6        (0.5)
Net cash provided by financing activities .........      5.4       127.5

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS ......................      1.1        (1.0)
NET INCREASE IN CASH AND CASH EQUIVALENTS .........      2.0         2.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..      7.0         9.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........ $    9.0    $   12.5


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

                     (in millions, unless otherwise denoted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. As set forth in Note B below, the Company has announced the signing of a definitive agreement to sell its Material Handling business for $139.5. It is anticipated that the sale will result in a gain which will be recognized in the period of the closing. The Material Handling business is accounted for as a discontinued operation in the September 30, 1996 balance sheet, in the statement of cash flows for the nine months ended September 30, 1996, and in the statements of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995.

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

The assets and liabilities of the Material Handling business as of September 30, 1996 have been segregated in the balance sheet and are shown under "Net assets of discontinued operations." In accordance with generally accepted accounting principles, such segregation was not made in the December 31, 1995 balance sheet.

The accompanying condensed consolidated financial statements of Terex Corporation and subsidiaries as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1995, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Certain 1995 amounts have been reclassified to conform with the 1996 presentation. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B -- DISCONTINUED OPERATIONS

The Company has announced the signing of a definitive agreement to sell its worldwide Material Handling business ("CMHC") for $139.5. CMHC comprises the Company's Material Handling Segment. The accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 1996 and 1995 include the results of CMHC in "Income (Loss) from Discontinued Operations." Net assets of the discontinued operations at September 30, 1996 have been segregated in the Condensed Consolidated Balance Sheet. Please refer to Note A - Basis of Presentation for a discussion of allocation of interest expense. Summary operating results of discontinued operations are as follows:

                                              Three Months        Nine Months
                                                 Ended              Ended
                                              September 30,      September 30,
                                              1996     1995      1996     1995
Net Sales .................................$  110.7 $  134.5  $  334.9 $  404.6
Income (loss) before income taxes .........     4.8      4.4      14.2     (1.1)
Provision for income taxes ................     --       0.1       --       --
Income (loss) from discontinued operations      4.8      4.5      14.2     (1.1)


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                                     September 30,  December 31,
                                                         1996          1995
Finished equipment ....................................$   46.2      $   53.1
Replacement parts .....................................    61.2          94.5
Work-in-process .......................................    14.6          26.0
Raw materials and supplies ............................    60.1          78.9
                                                          182.1         252.5
Less: Excess of FIFO inventory value over LIFO cost ...    (2.6)         (3.2)
Net inventories .......................................$  179.5      $  249.3


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                   September 30,    December 31,
                                                        1996            1995
Property, plant and equipment ...................     $  63.6        $  153.9
Less: Accumulated depreciation ..................       (28.3)          (52.6)
Net property, plant and equipment ...............     $  35.3        $  101.3

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


NOTE F -- CONSOLIDATING FINANCIAL STATEMENTS

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes"), a wholly-owned subsidiary, completed the acquisition of substantially all of the outstanding stock of PPM. S.A. and Legris Industries, Inc.

Clark Material Handling Company, Terex Cranes, Inc., Koehring Cranes, Inc., CMH Acquisition Corp., CMH Acquisition International Corp. (the "Wholly-owned Guarantors"), and PPM Cranes, Inc. (collectively, the "Guarantors"), all subsidiaries of Terex, provide a joint and several, unconditional guarantee of the obligations under the Senior Secured Notes and provide the same guarantee for the obligations of the registered notes exchanged for the Senior Secured Notes.

With the exception of PPM Cranes, Inc. and Clark Material Handling Company, each of the Guarantors is a corporation organized and existing under the laws of the state of Delaware and is a wholly-owned subsidiary of the Company. PPM Cranes, Inc. is a corporation organized and existing under the laws of the state of Delaware and is 92.4% owned by Terex. Clark Material Handling Company is a corporation organized and existing under the laws of the Commonwealth of Kentucky and is wholly-owned by Terex.

The following summarized condensed  consolidating  financial information for the
Company  segregates  the  financial   information  of  Terex  Corporation,   the
Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.

Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor Subsidiaries (Clark Material Handling Company, Terex Cranes, Inc., Koehring Cranes, Inc., CMH Acquisition Corp. and CMH Acquisition International Corp.). Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM Pty Ltd and PPM Far East Ltd) reported on an equity basis.

Non-Guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the Senior Secured Notes. These subsidiaries include Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., Clark Material Handling GmbH, Clark Forklift Korea, PPM S.A., Bendini S.P.A., Brimont Agraire, PPM Kranes, Baulift, PPM Pty Ltd., and PPM Far East Ltd.

Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1996
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

ASSETS
 CURRENT ASSETS
 Cash and cash equivalents ..............  $    6.7   $  ---     $  ---     $    2.3     $  ---      $    9.0
 Cash securing letters of credit ........       0.9      ---        ---          0.6        ---           1.5
 Trade receivables - net ................      19.7       15.9       12.8       69.6        ---         118.0
 Intercompany receivables ...............       0.7        2.6        8.1       32.8        (44.2)      ---
 Inventories - net ......................      47.9       21.2       33.5       77.2         (0.3)      179.5
 Other current assets ...................       1.2        0.1        0.1       12.7        ---          14.1
 Total current assets ...................      77.1       39.8       54.5      195.2        (44.5)      322.1
 Property, plant & equipment - net ......       8.3        4.6        3.2       19.2        ---          35.3
 Investment in and advances
  to (from) subsidiaries ................     117.1      (43.7)      (6.1)    (135.9)       (68.6)      ---
 Goodwill - net .........................     ---         ---        27.7       30.1        ---          57.8
 Net assets of discontinued operations ..     ---          0.6      ---         46.8        ---          47.4
 Other assets ...........................      10.9        1.0        2.6        4.6        ---          19.1

TOTAL ASSETS ............................  $  213.4   $    2.3   $   81.9   $  160.0     $   24.1    $  481.7

LIABILITIES AND STOCKHOLDERS' DEFICIT
 CURRENT LIABILITIES
 Notes payable and current portion of
  capital lease obligations .............  $  ---     $  ---     $    0.8   $   15.2     $  ---      $   16.0
  Trade accounts payable ................      14.9       12.3        8.2       66.2        ---         101.6
  Intercompany payables .................      20.2        7.6       10.8        6.0        (44.6)      ---
  Accruals and other current liabilities       39.5        3.5       12.5       24.9         (0.2)       80.2
  Total current liabilities .............      74.6       23.4       32.3      112.3        (44.8)      197.8
  Long-term debt and capital lease
   obligations less current portion .....     183.3       17.8       52.7       66.3        ---         320.1
  Other long-term liabilities ...........      12.7        2.6       (0.1)       3.5        ---          18.7
  Minority interest and redeemable
   preferred stock ......................     ---          9.0        0.6      ---          ---           9.6
  Redeemable convertible preferred stock       29.6      ---         ---       ---          ---          29.6
  Stockholders' deficit .................     (86.8)     (50.5)      (3.6)     (22.1)        68.9       (94.1)

TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT ..................  $  213.4   $    2.3   $   81.9  $   160.0    $    24.1   $   481.7

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1995
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated
ASSETS
  CURRENT ASSETS
  Cash and cash equivalents .............    $  3.1     $  3.2     $  0.3      $  1.2      $ ---       $  7.8
  Cash securing letters of credit .......       2.1        0.2       ---          5.4        ---          7.7
  Trade receivables - net ...............      19.6       28.6       10.7        68.2        ---        127.1
  Intercompany receivables ..............       0.3        2.6        1.5        26.3       (30.7)       ---
  Customer deposit ......................      ---        ---        ---         19.1        ---         19.1
  Inventories - net .....................      46.1       71.2       23.5       108.8        (0.3)      249.3
  Other current assets ..................       1.1        0.2        0.2        13.7        ---         15.2
  Total current assets ..................      72.3      106.0       36.2       242.7       (31.0)      426.2
  Property, plant & equipment - net .....      11.1       24.5        3.6        62.1        ---        101.3
  Investment in and advances to (from) ..      30.8      (97.2)      (0.5)     (125.1)      192.0        ---
   subsidiaries
  Goodwill - net ........................      ---         4.3       29.4        32.1        ---         65.8
  Debt issuance costs and intangible
   assets  - net ........................       3.3        2.8        2.8         5.6        ---         14.5
  Other assets ..........................       3.7        5.6       ---          9.8        ---         19.1

  TOTAL ASSETS                               $121.2     $ 46.0     $ 71.5      $227.2      $161.0      $626.9

LIABILITIES AND STOCKHOLDERS'  DEFICIT
  CURRENT LIABILITIES
  Notes payable and current portion of
   capital lease obligations ............    $ ---      $ ---      $  0.9      $  8.2      $ ---       $  9.1
  Trade accounts payable ................      14.5       50.2        5.4        90.9        ---        161.0
  Intercompany payables .................      12.3       10.4        3.9         4.1       (30.7)       ---
  Customer deposit ......................      ---        ---        ---         19.1        ---         19.1
  Accruals and other current liabilities       25.9       30.3       12.0        37.3        ---        105.5
  Total current liabilities .............      52.7       90.9       22.2       159.6       (30.7)      294.7
  Long-term debt and capital lease
   obligations less current portion .....     127.9       48.0       51.5       101.0        ---        328.4
  Other long-term liabilities ...........      12.5       33.9        1.0        21.2        ---         68.6
  Minority interest and redeemable ......      ---         9.4       ---         ---         ---          9.4
   preferred stock
  Redeemable convertible preferred stock       24.6       ---        ---         ---         ---         24.6
  Stockholders' deficit .................     (96.5)    (136.2)      (3.2)      (54.6)      191.7       (98.8)

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT ...............................   $ 121.2     $ 46.0     $ 71.5      $227.2      $161.0      $626.9


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

NET SALES ...............................    $ 48.2     $ 29.4    $ 19.4      $ 89.9      $(21.2)      $165.7
 Cost of goods sold .....................      42.3       24.7      15.8        79.2       (20.0)       142.0
GROSS PROFIT ............................       5.9        4.7       3.6        10.7        (1.2)        23.7
 Engineering, selling &
  administrative expenses ...............       4.5        1.6       1.7         7.1        (0.1)        14.8
INCOME (LOSS) FROM OPERATIONS ...........       1.4        3.1       1.9         3.6        (1.1)         8.9
 Interest income ........................       0.5       ---       ---         ---         ---           0.5
 Interest expense .......................      (6.0)      (0.5)     (1.7)       (3.6)       ---         (11.8)
 Income (loss) from equity investees ....      16.2        0.3       0.3        ---        (16.8)        ---
 Other income (expense) - net ...........      (0.4)      (0.3)     (0.2)       (0.2)        0.1         (1.0)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES .........      11.7        2.6       0.3        (0.2)      (17.8)        (3.4)
 Provision for income taxes .............      ---        ---       ---         ---         ---          ---
INCOME (LOSS) FROM
 CONTINUING OPERATIONS ..................      11.7        2.6       0.3        (0.2)      (17.8)        (3.4)
 Income (loss) from discontinued
  operations, net of tax benefits .......      ---         4.3      ---          0.5        ---           4.8
NET INCOME (LOSS) .......................      11.7        6.9       0.3         0.3       (17.8)         1.4
 Less preferred stock accretion .........      (2.1)      (0.2)     ---         ---         ---          (2.3)
INCOME (LOSS) APPLICABLE TO
 COMMON STOCK ...........................    $  9.6     $  6.7    $  0.3      $  0.3      $(17.8)      $ (0.9)

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

NET SALES ...............................    $ 38.3     $ 26.5    $ 19.8      $ 73.4      $ (9.2)      $148.8
 Cost of goods sold .....................      33.5       23.2      16.3        64.6        (8.7)       128.9
GROSS PROFIT ............................       4.8        3.3       3.5         8.8        (0.5)        19.9
 Engineering, selling &
  administrative expenses ...............       5.1        1.9       2.2         7.8        ---          17.0
INCOME (LOSS) FROM OPERATIONS ...........      (0.3)       1.4       1.3         1.0        (0.5)         2.9
 Interest income ........................       0.5       ---       ---         ---         ---           0.5
 Interest expense .......................      (6.0)      (0.5)     (1.6)       (3.3)       ---         (11.4)
 Income (loss) from equity investees ....      16.9        3.7       0.2        ---        (20.8)        ---
 Other income (expense) - net ...........      (7.2)       2.1      (0.1)        0.9        ---          (4.3)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES .........       3.9        6.7      (0.2)       (1.4)      (21.3)       (12.3)
 Provision for income taxes .............       ---        ---       ---         ---         ---          ---
INCOME (LOSS) FROM
 CONTINUING OPERATIONS ..................       3.9        6.7      (0.2)       (1.4)      (21.3)       (12.3)
 Income (loss) from discontinued
  operations, net of tax benefits .......      ---         4.4      ---          0.7        (0.6)         4.5
NET INCOME (LOSS) .......................       3.9       11.1      (0.2)       (0.7)      (21.9)        (7.8)
  Less preferred stock accretion ........      (1.8)      ---       ---         ---         ---          (1.8)
INCOME (LOSS) APPLICABLE TO
 COMMON STOCK ...........................    $  2.1     $ 11.1    $ (0.2)     $ (0.7)     $(21.9)      $ (9.6)

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

NET SALES ...............................    $133.8     $105.3     $ 65.8     $276.3       $(59.5)     $521.7
 Cost of goods sold .....................     118.7       89.4       55.9      241.6        (58.0)      447.6
GROSS PROFIT ............................      15.1       15.9        9.9       34.7         (1.5)       74.1
 Engineering, selling &
  administrative expenses ...............      13.5        5.3        5.5       23.0         ---         47.3
INCOME (LOSS) FROM OPERATIONS ...........       1.6       10.6        4.4       11.7         (1.5)       26.8
 Interest income ........................       0.6       ---        ---        ---          ---          0.6
 Interest expense .......................     (18.3)      (1.5)      (4.9)      (9.9)        ---        (34.6)
 Income (loss) from equity investees ....      32.4       (0.4)       0.4       ---         (32.4)       ---
 Other income (expense) - net ...........      (0.8)      (1.1)      (0.3)       1.6         ---         (0.6)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES .........      15.5        7.6       (0.4)       3.4        (33.9)       (7.8)
 Provision for income taxes .............      ---        ---        ---        ---          ---         ---
INCOME (LOSS) FROM
 CONTINUING OPERATIONS ..................      15.5        7.6       (0.4)       3.4        (33.9)       (7.8)
 Income (loss) from discontinued
  operations, net of tax benefits .......       ---       12.2       ---         2.1         (0.1)       14.2
NET INCOME (LOSS) .......................      15.5       19.8       (0.4)       5.5        (34.0)        6.4
 Less preferred stock accretion .........      (5.8)      (0.2)      ---        ---          ---         (6.0)
INCOME (LOSS) APPLICABLE TO
 COMMON STOCK ...........................    $  9.7     $ 19.6     $ (0.4)    $  5.5       $(34.0)     $  0.4

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1995
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

NET SALES ...............................    $112.8     $ 77.4    $ 33.4      $167.0      $(28.3)      $362.3
 Cost of goods sold .....................     100.0       66.6      28.0       147.1       (28.9)       312.8
GROSS PROFIT ............................      12.8       10.8       5.4        19.9         0.6         49.5
 Engineering, selling &
  administrative expenses ...............      16.4        4.7       3.5        16.5        ---          41.1
INCOME (LOSS) FROM OPERATIONS ...........      (3.6)       6.1       1.9         3.4         0.6          8.4
 Interest income ........................       1.0       ---       ---         ---         ---           1.0
 Interest expense .......................     (14.5)      (1.2)     (3.9)       (7.8)       ---         (27.4)
 Income (loss) from equity investees ....       8.1        0.5       0.2        ---         (8.8)        ---
 Other income (expense) - net ...........      (8.3)       1.7      (0.2)       ---         ---          (6.8)
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS ....................     (17.3)       7.1      (2.0)       (4.4)       (8.2)       (24.8)
 Provision for income taxes .............      ---        ---       ---         ---         ---          ---
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY ITEMS ..     (17.3)       7.1      (2.0)       (4.4)       (8.2)       (24.8)
 Income (loss) from discontinued
  operations, net of tax benefits .......      ---         0.2      ---         (0.7)       (0.6)        (1.1)
 Extraordinary loss on retirement of debt      (3.7)      (2.3)     ---         (1.5)       ---          (7.5)
NET INCOME (LOSS) .......................     (21.0)       5.0      (2.0)       (6.6)       (8.8)       (33.4)
 Less preferred stock accretion .........      (5.2)      ---       ---         ---         ---          (5.2)
INCOME (LOSS) APPLICABLE TO COMMON STOCK     $(26.2)    $  5.0    $ (2.0)     $ (6.6)     $ (8.8)      $(38.6)

TEREX COPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

NET CASH PROVIDED BY (USED IN)
 OPERATING  ACTIVITIES ..................   $  5.9     $ ---      $  0.9    $ (13.6)    $  ---        $ (6.8)
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures ...................     (0.4)      (0.1)      (0.3)      (1.4)       ---          (2.2)
 Proceeds from sale of assets ...........      0.3        0.1        0.1        4.0        ---           4.5
 Net cash  provided by (used in)
  investing activities ..................     (0.1)      ---        (0.2)       2.6        ---           2.3
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) under
  revolving line of credit agreements ...     (2.6)      ---        ---         7.4        ---           4.8
 Principal repayments of long-term debt .     ---        ---        (1.0)      ---         ---          (1.0)
 Other ..................................     ---        ---        ---         1.6        ---           1.6
 Net cash provided by (used in)
  financing activities ..................     (2.6)      ---        (1.0)       9.0        ---           5.4

 Effect of exchange rates on cash and
  cash equivalents ......................      0.3       ---        ---         0.8        ---           1.1
 Net increase (decrease) in cash and
  cash equivalents ......................      3.5       ---        (0.3)      (1.2)       ---           2.0
 Cash and cash equivalents, beginning
  of period .............................      3.1       ---         0.3        3.6        ---           7.0
 Cash and cash equivalents, end of period   $  6.6     $ ---      $ ---      $  2.4     $  ---        $  9.0

TEREX COPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995
(in millions)

                                                      Wholly-       PPM       Non-
                                           Terex       owned       Cranes,  guarantor   Intercompany
                                         Corporation Guarantors     Inc.   Subsidiaries Eliminations Consolidated

NET CASH PROVIDED BY (USED IN)
 OPERATING  ACTIVITIES ..................   $ 60.5     $  1.7     $(47.2)    $(42.9)     $ ---         $(27.9)
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of business,
  net of cash acquired ..................    (92.4)      ---        ---        ---         ---          (92.4)
 Capital expenditures ...................     (0.9)      (1.9)      (0.1)      (4.2)       ---           (7.1)
 Proceeds from sale of assets............      2.7        0.3       ---         0.6        ---            3.6
 Other - net ............................      0.1       ---        ---        ---         ---            0.1
 Net cash  provided by (used in)
  investing activities ..................    (90.5)      (1.6)      (0.1)      (3.6)       ---          (95.8)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayments) under
  revolving line of credit agreements ...     37.6       ---         0.3        4.2        ---           42.1
 Principal repayments of long-term debt .    (49.2)     (48.5)      ---       (56.2)       ---         (153.9)
 Proceeds from issuance of long-term
  debt, net of issuance costs ...........     44.3       48.5       47.1       99.9        ---          239.8
 Other ..................................     ---        ---        ---        (0.5)       ---           (0.5)
 Net cash provided by (used in)
  financing activities ..................     32.7       ---        47.4       47.4        ---          127.5

 Effect of exchange rates on cash and
  cash equivalents ......................     (0.1)      ---        ---        (0.9)       ---           (1.0)
 Net increase (decrease) in cash and
  cash equivalents ......................      2.6        0.1        0.1       ---         ---            2.8
 Cash and cash equivalents, beginning
  of period .............................      3.7       ---        ---         6.0        ---            9.7
 Cash and cash equivalents, end of period   $  6.3     $  0.1     $  0.1     $  6.0      $ ---         $ 12.5

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)

                                  For the           For the        For the
                                Three Months      Nine Months    Five Months
                                   Ended            Ended          Ended
                                September 30,    September 30,  September 30,
                                1996     1995        1996           1995
Net sales ................... $  20.4  $  21.3     $  71.1        $  35.9
Cost of goods sold ..........    17.0     17.9        61.6           30.6
Gross profit ................     3.4      3.4         9.5            5.3
Engineering, selling and
administrative expenses .....     1.9      2.5         6.2            4.1
Income from operations ......     1.5      0.9         3.3            1.2
Other income (expense):
Interest expense ............    (1.9)    (1.9)       (5.7)          (3.1)
Amortization of
 debt issuance costs . ......    (0.1)    (0.1)       (0.3)          (0.2)
Loss before income taxes ....    (0.5)    (1.1)       (2.7)          (2.1)
Provision for income taxes ..     --       --          --             --
Net loss .................... $  (0.5) $  (1.1)    $  (2.7)       $  (2.1)


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                    September 30,  December 31,
                                                         1996         1995
ASSETS
Current assets:
Cash and cash equivalents .............................$   0.5     $   0.5
Trade accounts receivables
 (less allowance of $0.6 in 1996
 and $0.5 in 1995) ....................................   15.0        11.9
Net inventories .......................................   34.4        25.0
Due from affiliates ...................................    8.3         1.0
Prepaid expenses and other current assets .............    0.2         0.6

Total current assets ..................................   58.4        39.0

Property, plant and equipment - net ...................    3.5         3.9
Goodwill - net ........................................   29.3        30.9
Other identified intangible assets - net ..............    2.5         2.8

Total assets ..........................................$  93.7     $  76.6

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Trade accounts payable ................................$   8.6     $   5.5
Accrued product liability and product warranty ........    8.7         8.2
Accrued expenses ......................................    4.1         4.1
Due to affiliates .....................................   12.1         3.9
Due to Terex Corporation ..............................   10.8         2.1
Current portion of long-term debt .....................    1.2         0.9

Total current liabilities .............................   45.5        24.7

Non-current liabilities:
Long-term debt, less current portion ..................   53.6        54.0
Other non-current liabilities .........................    0.5         1.0
Total non-current liabilities .........................   54.1        55.0

Commitments and contingencies

Shareholders' deficit

Common stock, Class A, $.01 par value -
 authorized 8,000 shares; issued
 and outstanding 5,000 shares .........................    --          --
Common stock, Class B, $.01 par value -
 authorized 2,000 shares;
 issued and outstanding 413 shares ....................    --          --
Accumulated deficit ...................................   (5.9)       (3.2)
Foreign currency translation adjustment ...............    --          0.1

Total shareholders' deficit ...........................   (5.9)       (3.1)

Total liabilities and shareholders' deficit ...........$  93.7     $  76.6

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                       For the       For the
                                                      Nine Months   Five Months
                                                        Ended         Ended
                                                     September 30, September 30,
                                                         1996          1995
OPERATING ACTIVITIES
Net loss ..............................................$ (2.7)       $ (2.1)
Adjustments to reconcile net income (loss)
 to cash used in operating activities:
Depreciation and amortization .........................   2.4           1.3
Changes in operating assets and liabilities:
Trade accounts receivable .............................  (3.1)         (1.2)
Net inventories .......................................  (9.4)          1.4
Prepaid expenses and other current assets .............   0.1          (0.1)
Trade accounts payable ................................   3.1          (2.5)
Net amounts due to affiliates .........................   9.6           3.7
Accrued product liability and product warranty ........   0.5          (0.3)
Accrued expenses ......................................   --            0.6
Other, net ............................................   0.3          (0.9)
Net cash used in operating activities .................   0.8          (0.1)

INVESTING ACTIVITIES
Capital expenditures ..................................  (0.2)         (0.1)
Proceeds from sale of property,
 plant and equipment ......... ........................   0.1           --
Net cash used in investing activities .................  (0.1)         (0.1)

FINANCING ACTIVITIES
Net borrowings under revolving
 line of credit agreements .... .......................   0.4           --
Principal repayments of long-term debt ................  (1.0)          --
Net cash provided by financing activities .............  (0.6)          --

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS ............................  (0.1)          --
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..   --           (0.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......   0.5           0.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............$  0.5        $  0.1

   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1996

                     (In millions unless otherwise denoted)


1.       Description of the Business and Basis of Presentation

PPM Cranes, Inc. (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic and lattice boom cranes and related spare parts.

On May 9, 1995 (the "date of acquisition"), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware Corporation which owns 92.4% of the capital stock of PPM Cranes, Inc. Terex Corporation and Terex Cranes, Inc., are both Delaware corporations.

The condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a recurring nature. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


2.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; PPM of Australia Pty. Ltd., and PPM Far East Private Ltd., a Singapore company. All material intercompany transactions and profits have been eliminated. During 1995, management closed the operations in PPM Far East Private Ltd.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out (FIFO) method for inventories of foreign subsidiaries.

Property, Plant and Equipment

Additions and major replacements or improvements to property, plant and equipment are recorded at cost. Maintenance, repairs and minor replacements are charged to expense when incurred. Assets of the Company are depreciated using the straight-line method over their estimated useful lives, which range from three to twenty years.

Excess of Cost Over Net Assets

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is amortized on a straight-line basis over fifteen years. It is the Company's policy to periodically evaluate the carrying value of goodwill, and to recognize impairments when the estimated related future net operating cash flows is less than its carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the goodwill.

Debt Issuance Costs

Debt issuance costs incurred by Terex Corporation in securing the financing related to acquiring the Company have been capitalized and are reflected in the financial statements. Capitalized debt issuance costs are amortized over the term of the related debt.

Product Liability and Warranty

The Company records accruals for potential warranty and product liability claims based on the Company's claim experience. Warranty costs are accrued at the time revenue is recognized. The Company provides accruals for estimated product liability experience on claims and for claims anticipated to have been incurred which have not yet been reported. The Company maintains product liability insurance; therefore, the product liability accrual equals the estimated product liability less expected recoveries under insurance policies.

Income Taxes

Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The Company is a part of a group that files a consolidated income tax return. The method used to allocate income taxes to members of the group is one in which current and deferred income taxes are calculated on a separate return basis as if the Company had not been included in a consolidated income tax return with its parent. The tax benefit associated with the acquisition debt has been taken into account in the Company's tax provision.

Revenue Recognition

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

Foreign Currency Translation

Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Shareholders' Deficit.

Foreign Exchange Contracts

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

Environmental Policies

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

Research and Development Costs

Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses.

3.       Inventories

Inventories consist of the following:

                                                December 31,    September 30,
                                                    1995            1996

Raw materials and supplies .....................  $  17.2         $   9.4
Work in process ................................      0.2             2.5
Replacement parts ..............................      8.4             8.6
Finished goods equipment .......................      8.6             4.5
                                                  $  34.4         $  25.0

The LIFO value is approximately equivalent to the corresponding FIFO value at September 30, 1996.


4.       Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                                   December 31,  September 30,
                                                       1995          1996
Property, plant and equipment ...................... $  4.2        $  4.3
Less accumulated depreciation ......................   (0.7)         (0.4)
Net property, plant and equipment .................. $  3.5        $  3.9


5.      Contingencies

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

The Company operates in two industry segments: Terex Trucks and Terex Cranes. The Company previously operated a third industry segment, the Material Handling segment, the results of which are now accounted for as Income (Loss) from Discontinued Operations. See Notes A and B to the Condensed Consolidated Financial Statements regarding the announcement of a definitive agreement to sell the Material Handling segment. The Terex Cranes segment results for periods prior to May 1995 consist solely of the Company's Waverly operations (previously known as Koehring). Subsequent to that date, Terex Cranes results include the results of the PPM business acquired in May of 1995. Terex Trucks consists of the Terex business and Unit Rig division.

Quarter Ended September 30, 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, and income (loss) from continuing operations, by segment, and income (loss) from discontinued operations, for the three months ended September 30, 1996 and 1995.

                                                  Three Months
                                                     Ended
                                                  September 30,      Increase
                                                 1996       1995    (Decrease)
                                                   (in millions of dollars)
NET SALES
  Terex Trucks ............................... $   83.4   $   64.8   $  18.6
  Terex Cranes ...............................     82.5       84.0      (1.5)
  Eliminations ...............................     (0.2)       --       (0.2)
     Total ................................... $  165.7   $  148.8   $  16.9

GROSS PROFIT
  Terex Trucks ............................... $   11.2   $    9.3   $   1.9
  Terex Cranes ...............................     12.4       11.0       1.4
  Eliminations ...............................      0.1       (0.4)      0.5
     Total ................................... $   23.7   $   19.9   $   3.8

ENGINEERING, SELLING
 AND ADMINISTRATIVE EXPENSES
  Terex Trucks ............................... $    6.7   $    5.7   $   1.0
  Terex Cranes ...............................      7.0        9.5      (2.5)
  General/Corporate ..........................      1.1        1.8      (0.7)
     Total ................................... $   14.8   $   17.0   $  (2.2)

INCOME (LOSS) FROM OPERATIONS
  Terex Trucks ............................... $    4.5   $    3.6   $   0.9
  Terex Cranes ...............................      5.4        1.5       3.9
  General/Corporate ..........................     (1.0)      (2.2)      1.2
     Total ................................... $    8.9   $    2.9   $   6.0

INCOME (LOSS) FROM DISCONTINUED  OPERATIONS
  Material Handling .......................... $    4.8   $    4.5   $   0.3
     Total ................................... $    4.8   $    4.5   $   0.3

     Net Sales

Sales increased $16.9 million, or approximately 11.4%, to $165.7 million for the three months ended September 30, 1996 over the comparable 1995 period, reflecting a strong sales quarter for Terex Trucks at both the Unit Rig and Terex businesses.

Terex Trucks sales increased $18.6 million to $83.4 million for the three months ended September 30, 1996 from $64.8 million for the three months ended September 30, 1995. Machines sales increased 62.5%, and parts sales increased 7.0%. The sales mix was approximately 30% parts for the three months ended September 30, 1996 compared to 36% parts for the comparable 1995 period. Backlog was $71.8 million at September 30, 1996 compared to $64.1 million at June 30, 1996 and $55.2 million at September 30, 1995.

Terex Cranes sales were $82.5 million for the three months ended September 30, 1996, a decrease of $1.5 million from $84.0 million in the year earlier period. Terex Cranes backlog was $53.1 million at September 30, 1996, compared to $58.1 million at June 30, 1996 and $81.6 million at September 30, 1995. The decrease in Terex Cranes sales was due to sales of excess and obsolete inventory in 1995, which was not repeated in 1996, and sales in 1995 of a company that was sold in December 1995. Excluding those two items, Terex Cranes revenue increased in 1996 versus 1995.

     Gross Profit

Gross profit for the three months ended September 30, 1996 increased $3.8 million to $23.7 million as compared to the three months ended September 30, 1995.

Terex Trucks gross profit increased $1.9 million to $11.2 million for the three months ended September 30, 1996 compared to $9.3 million for the comparable 1995 period. The increase in gross profit was primarily due to increased revenues. The gross margin percentage at Terex Trucks was 13.4% for the three months ended September 30, 1996 versus 14.4% for the three months ended September 30, 1995. The decline in gross margin percentage was due to a higher percentage of Terex Trucks revenue coming from lower margin sales at Unit Rig, and an increase of unit sales versus parts sales as a percent of total sales. The gross margin on parts sales is higher than on unit sales.

Terex Cranes gross profit increased $1.4 million to $12.4 million for the three months ended September 30, 1996, compared to $11.0 million for the prior year's period, due to the effect of cost reduction actions put in place at PPM and improved performance at the Company's Waverly operations.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased to $14.8 million for the three months ended September 30, 1996 from $17.0 million for the three months ended September 30, 1995, reflecting the reductions at the corporate level and at Cranes. Terex Trucks engineering, selling and administrative expenses increased $1.0 million to $6.7 million for the three months ended September 30, 1996 as compared to $5.7 million for the same period in 1995. Terex Cranes engineering, selling and administrative expenses decreased to $7.0 million for the three months ended September 30, 1996 from $9.5 million for the comparable 1995 period, reflecting the effect of cost reduction actions put in place at PPM.

     Income (Loss) from Operations

Terex Trucks income from operations increased by $0.9 million to $4.5 million for the three months ended September 30, 1996 from $3.6 million in the comparable 1995 period, primarily due to the realization of increased revenues.

Terex Cranes income from operations of $5.4 million for the three months ended September 30, 1996 increased by $3.9 million over the comparable 1995 period, primarily due to the effect of cost control initiatives implemented at PPM and continued strong performance by the Company's Waverly operations.

On a consolidated basis, the Company had operating income from continuing operations of $8.9 million for the three months ended September 30, 1996, compared to operating income of $2.9 million for the comparable 1995 period, for the reasons mentioned above. For the three months ended September 30, 1996, unallocated corporate expense declined by $1.2 million versus the same period in 1995.

     Other Income (Expense)

Other income (expense) for the three months ended September 30, 1996 was primarily amortization of debt issue costs. The 1995 period also included certain costs related to the retirement of the former chairman of the Company

     Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $0.3 million to $4.8 million for the three months ended September 30, 1996 as compared to $4.5 million for the same period in 1995. The increased income was primarily due to the success of the cost reduction programs put in place in the latter half of 1995, as well as some improvements in pricing. As a result, gross profit for the three months ended September 30, 1996 increased $0.3 million to $12.9 as compared to the same period in 1995 even though net sales decreased $23.8 million or 17%.

Nine Months Ended September 30, 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income (loss) from operations, and income (loss) from discontinued operations, by segment, for the nine months ended September 30, 1996 and 1995.
                                                   Nine Months
                                                     Ended
                                                  September 30,      Increase
                                                 1996       1995    (Decrease)
                                                   (in millions of dollars)
NET SALES
  Terex Trucks ..........................      $  236.3  $  190.5   $   45.8
  Terex Cranes ..........................         286.0     172.6      113.4
  Eliminations ..........................          (0.6)     (0.8)       0.2
     Total ..............................      $  521.7  $  362.3   $  159.4

GROSS PROFIT
  Terex Trucks ..........................      $   31.5  $   26.6   $    4.9
  Terex Cranes ..........................          43.1      23.3       19.8
  Eliminations ..........................          (0.5)     (0.4)      (0.1)
     Total ..............................      $   74.1  $   49.5   $   24.6

ENGINEERING, SELLING
 AND ADMINISTRATIVE EXPENSES
  Terex Trucks ..........................      $   19.0  $   17.2   $    1.8
  Terex Cranes ..........................          24.7      18.8        5.9
  General/Corporate .....................           3.6       5.1       (1.5)
     Total ..............................      $   47.3  $   41.1   $    6.2

INCOME (LOSS) FROM OPERATIONS
  Terex Trucks ..........................      $   12.5  $    9.4   $    3.1
  Terex Cranes ..........................          18.4       4.5       13.9
  General/Corporate .....................          (4.1)     (5.5)       1.4
     Total ..............................      $   26.8  $    8.4   $   18.4

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS
  Material Handling .....................      $   14.2  $   (1.1)  $   15.3
     Total ..............................      $   14.2  $   (1.1)  $   15.3


     Net Sales

Sales increased $159.4 million, or approximately 44%, to $521.7 million for the nine months ended September 30, 1996 over the comparable 1995 period, reflecting the acquisition of PPM Cranes in the second quarter of 1995, strong sales for Terex Cranes overall, and increased revenue at Terex Trucks.

Terex Trucks sales increased $45.8 million for the nine months ended September 30, 1996 from the nine months ended September 30, 1995. Machines sales increased 35.6%, and parts sales increased 8.2%. The sales mix was approximately 30.3% parts for the nine months ended September 30, 1996 compared to 34.8% parts for the comparable 1995 period. Backlog was $71.8 million at September 30, 1996 compared to $64.1 million at June 30, 1996 and $55.2 million at September 30, 1995.

Terex Cranes sales were $286.0 million for the nine months ended September 30, 1996, an increase of $113.4 million from $172.6 million in the year earlier period which did not include the PPM business prior to its acquisition in May 1995. Terex Cranes backlog was $53.1 million at September 30, 1996, compared to $58.1 million at June 30, 1996 and $81.6 million at September 30, 1995. The increase in Terex Cranes sales was due to the addition of the PPM business, growth in sales at the PPM business, and continued strong performance by the Company's Waverly operations.

     Gross Profit

Gross profit for the nine months ended September 30, 1996 increased $24.6 million to $74.1 million compared to the nine months ended September 30, 1995. The improvement in gross profit was primarily due to an increased gross profit percentage on increased net sales in 1996 compared to 1995. The gross profit percentage for the nine months ended September 30, 1996 increased to 14.2% from 13.7% for the same period in 1995.

Terex Trucks gross profit increased $4.9 million to $31.5 million for the nine months ended September 30, 1996 compared to $26.6 million for the comparable 1995 period. The gross profit percentage in the Terex Trucks decreased to 13.3% for the nine months ended September 30, 1996 from 14.0% for the nine months ended September 30, 1995, primarily due to an increase in the proportion of unit sales versus part sales. Part sales have higher margins than unit sales.

Terex Cranes gross profit increased $19.8 million to $43.1 million for the nine months ended September 30, 1996, compared to $23.3 million for the prior year's period, reflecting the PPM acquisition, the effect of cost reduction actions put in place at PPM, and improved performance at the Company's Waverly operations. The gross profit percentage at Terex Cranes increased to 15.1% for the nine months ended September 30, 1996 compared to 13.5% for the same period of 1995.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $47.3 million for the nine months ended September 30, 1996 from $41.1 million for the nine months ended September 30, 1995, reflecting the effects of the PPM acquisition in May 1995. However, engineering, selling and administrative expenses as a percentage of net sales decreased to 9.1% for the nine months ended September 30, 1996 from 11.3% for the same period in 1995. Terex Trucks engineering, selling and administrative expenses increased to $19.0 million for the nine months ended September 30, 1996 from $17.2 million for the comparable 1995 period primarily due to costs associated with a new parts sales office and a new U.K. dealership. Terex Cranes engineering, selling and administrative expenses increased to $24.7 million for the nine months ended September 30, 1996 from $18.8 million for the comparable 1995 period, reflecting the PPM acquisition in May 1995.

     Income (Loss) from Operations

Terex Trucks income from operations increased by $3.1 million to $12.5 million for the nine months ended September 30, 1996 from $9.4 million in the comparable 1995 period, primarily due to the factors mentioned above under "Gross Profit".

Terex Cranes income from operations of $18.4 million for the nine months ended September 30, 1996 increased by $13.9 million over the comparable 1995 period, primarily due to the increased net sales and the effect of cost control initiatives implemented at PPM during Terex's ownership of that business, and continued strong performance by the Company's Waverly operations.

On a consolidated basis, the Company had operating income from continuing operations of $26.8 million for the nine months ended September 30, 1996, compared to operating income of $8.4 million for the comparable 1995 period, for the reasons mentioned above.

     Other Income (Expense)

Interest expense increased to $34.6 million for the nine months ended September 30, 1996 from $27.4 million in the comparable 1995 period as a result of incremental borrowings associated with the PPM acquisition in May 1995. The Company realized a gain in the nine months ended September 30, 1996 of $2.4 million from the sale of excess property in Scotland. In 1995, the Company had a gain of $1.0 million from the sale of Fruehauf stock and recorded a charge of $0.5 to recognize the impairment in value of certain properties held for sale, and recognized certain costs related to the retirement of its former chairman.

     Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $15.3 million to $14.2 million for the nine months ended September 30, 1996 as compared to a loss of $1.1 million for the same period in 1995. The increased income was primarily due to the success of the cost reduction programs put in place in the latter half of 1995, as well as some improvements in pricing. As a result, gross profit for the nine months ended September 30, 1996 increased $5.6 million to $37.6 million as compared to the same period in 1995 even though net sales decreased $69.7 million or 17.2%. Additionally, in 1995 the Material Handling Segment recorded charges of $6.0 million related to charges for severance costs, exit costs and the impairment in value of certain properties held for sale.

     Extraordinary Items

The Company recorded a charge of $7.5 million in 1995 to recognize a loss on the early extinguishment of debt in connection with the May 1995 refinancing of its debt as part of the acquisition of PPM.


LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on its credit facility. As a result of a consummation of an exchange offer and the registration of the Senior Secured Notes in November 1996, the interest rate on the Notes has been reduced by 0.5% per annum to 13.25%, reducing interest expense by approximately $1.3 million per year. Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt through debt financings, issuance of equity, assets sales, including the sale of business units, or any combination thereof. Currently, the Company has focused its attention on the sale of assets, including business units, and has taken steps to explore the opportunities available to it in this regard. As part of its strategy to strengthen its capital structure and reduce debt, the Company in November 1996 entered into a sale agreement to sell its world wide Material Handling business for $139.5 million. See Notes A and B to the Condensed Consolidated Financial Statements. In addition to asset sales, the Company is focused on generating cash from operations, through earnings and reductions in working capital. In accordance with the Indenture governing the Company's 13.25% Senior Secured Notes, the Company plans to use the portion of the proceeds applicable to the Notes to offer to purchase the Notes and reduce its overall debt level. The holders of the Notes are not required to sell the Notes upon the Company's offer to repurchase. Under the indenture, proceeds in excess of the amount of Notes tendered pursuant to an offer to repurchase may be used for general corporate purposes.

Net cash of $6.8 million was used in operating activities during the nine months ended September 30, 1996. The use of cash was primarily due to an increase in accounts receivable of $32.5 million resulting from the $159.4 million increase in revenues. Net cash provided by investing activities was $2.3 million during the nine months ended September 30, 1996 principally due to the sale of excess property. Net cash provided by financing activities during the nine months ended September 30, 1996 was $5.4 million, primarily from use of the lending facilities in the U.K ($5.5 million). Cash and cash equivalents totaled $9.0 million at September 30, 1996.

The balance outstanding under the Company's Credit Facility as of September 30, 1996 was $64.2 million, and the additional amount the Company could have borrowed was $10.5 million as of that date. As of October 31, 1996 the balance outstanding was $52.7 million and the additional amount the Company could have borrowed was $20.8 million. To the extent borrowings under the Credit Facility are secured by working capital of CMHC, proceeds will be used to reduce the Credit Facility. Based on October 31, 1996 borrowing levels, approximately $28.2 million available to be borrowed under the Credit Facility is secured by CMHC working capital. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.


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


Item 5.       Other Information

Recent Developments

As part of its strategy to strengthen its capital structure and reduce debt, the Company in November 1996 entered into a definitive agreement to sell its world wide Material Handling business for $139.5 million. The Material Handling business is a leading North American and European designer, manufacturer and marketer of a complete line of lift trucks, electric walkies and related components and replacement parts under the Clark trademark. CMHC is headquartered in Lexington, Kentucky and its manufacturing facilities are located in Lexington, Kentucky and Mulheim-Ruhr, Germany.

For further information concerning CMHC, the accounting treatment of the sale and use of proceeds thereof, reference is made to Notes A and B to the Condensed Consolidated Financial Statements included elsewhere herein and to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward Looking Information

Certain information in this report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company's expectations are predominantly based on what it considers key economic assumptions. Construction and mining activity are sensitive to interest rates, government spending and general economic conditions. Some of the other significant factors for the Company include foreign currency movements, political uncertainty in various areas of the world, pricing product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effects of changes in laws and regulations, employee relations and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks, uncertainties and significant factors.


Item 6.       Exhibits and Reports on Form 8-K

     (a) The following exhibits have been filed as part of this Form 10-Q:

          Exhibit No.

          11.1      Computation of earnings per share
          27        Financial data schedule

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TEREX CORPORATION
                                       (Registrant)


Date:  November 14, 1996        /s/ Joseph F. Apuzzo
                                  Joseph F. Apuzzo
                                  Vice President Finance and Controller
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


               Exhibit No.

                  11.1            Computation of Earnings per Share

                  27              Financial Data Schedule