Form 10-K
period 1996-12-31
TEREX CORP
filed 1997-03-28
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  |X|         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1996

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

                     YES   X                  NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $85.4 million based on the last sale price on February 28, 1997.

The number of shares of the Registrant's Common Stock outstanding was 13,294,502 as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the 1997 Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III .

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1996

                                                                          Page
                                     PART I

Item 1  Business.........................................................   3
Item 2  Properties.......................................................   8
Item 3  Legal Proceedings................................................   8
Item 4  Submission of Matters to a Vote of Security Holders..............   8

                                PART II

Item 5  Market for Registrant's Common Stock and
          Related Stockholder Matters....................................   9
Item 6  Selected Financial Data..........................................  10
Item 7  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  11
Item 8  Financial Statements and Supplementary Data......................  19
Item 9  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosures........................  19

                               PART III

Item 10 Directors and Executive Officers of the Registrant...............   *
Item 11 Executive Compensation...........................................   *
Item 12 Security Ownership of Certain Beneficial Owners and Management...   *
Item 13 Certain Relationships and Related Transactions...................   *

                                PART IV
Item 14 Exhibits, Financial Statement Schedule and Reports on Form 8-K...  20



*  Incorporated by reference from Terex Corporation Proxy Statement.

Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as "Terex," the "Registrant," or the "Company." Dollar amounts except per share are in millions unless otherwise designated.


                                     PART I

ITEM 1. BUSINESS

General

Terex is a global provider of capital goods and equipment used in the manufacturing, mining, construction and infrastructure industries.

The Company's operations began in 1983 with the purchase of Northwest Engineering Company, the Company's original business and name. Since 1983, management has expanded and changed the Company's business through a series of acquisitions and dispositions. In 1988, Northwest Engineering Company merged into a subsidiary acquired in 1986 named Terex Corporation, with Terex Corporation as the surviving corporation. As a result of the completion of a significant acquisition in 1995 (see "Terex Cranes" below), the Company's operations were divided into three principal segments: Material Handling and Heavy Equipment and Mobile Cranes. As a result of the disposition of its Material Handling segment in November 1996 (see "Discontinued Operations" below), the Company currently operates in two business segments: Terex Cranes and Terex Trucks. For 1996, consolidated revenues for continuing operations of the Company amounted to approximately $678.5.

Terex Cranes (formerly known as the Company's Mobile Cranes Segment) designs, manufactures and markets mobile cranes, aerial platforms and lifts, container stackers and scrap handlers and related components and replacements parts. These products are primarily used by construction and industrial customers. Mobile cranes and container stackers are sold under the TEREX, PPM, BENDINI, LORAIN, KOEHRING and P&H (a licensed trademark of Harnischfeger Corporation) brand names. Aerial lifts are sold under the MARKLIFT brand name. Terex Cranes is headquartered in Conway, South Carolina.

Terex Trucks (formerly known as the Company's Heavy Equipment Segment) designs, manufactures and markets heavy-duty, off-highway rigid and articulated trucks and scrapers and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings, and in supplying coal, minerals, sand and gravel. Terex Trucks is headquartered in Motherwell, Scotland.

For financial information about the Company's industry and geographic segments, see Note O --- "Business Segment Information" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's long term strategy has been, and continues to be, to seek out acquisitions in the capital goods industry where aggressive management can achieve substantial improvements in profitability and cash flow.

Recent Developments

On November 27, 1996, the Company and certain of its subsidiaries completed the sale of the Company's worldwide material handling business ("CMHC") for $139.5 in cash (subject to certain adjustments) to CLARK Material Handling Company (formerly known as CMHC Acquisition Corporation), a company formed by Citicorp Venture Capital Ltd. and certain members of CMHC's management. CMHC is a leading North American and European designer, manufacturer and marketer of a complete line of lift trucks, electric walkies and related components and replacement parts under the Clark trademark. CMHC is headquartered in Lexington, Kentucky and its manufacturing facilities are located in Lexington, Kentucky and Mulheim-Ruhr, Germany.

Following the sale of CMHC, the Company offered to repurchase (the "Offer") $100 principal amount of its 13.25% Senior Secured Notes due 2002 (the "Senior Secured Notes"), in accordance with the terms of the Senior Secured Note Indenture. The Offer expired on December 27, 1996, but no Senior Secured Notes were tendered for repurchase. As a result, the $100 of sale proceeds were available for other corporate purposes.

The Company's Series A Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") had a 13% dividend rate, which was to increase to 18% at the end of 1998. In light of the foregoing, and to improve the Company's capital structure, on December 30, 1996, Terex called its Series A Preferred Stock for redemption on January 29, 1997. The aggregate redemption price for the 1,200,000 shares, comprising the entire issue of the Series A Preferred Stock, was approximately $45.4.

On February 24, 1997, the Company executed an Agreement of Purchase and Sale with Simon Engineering plc and certain subsidiaries (collectively, "Simon Engineering") pursuant to which the Company has agreed to acquire the industrial businesses of Simon Access division ("Simon Access Division") from Simon Engineering for the sum of $90.

The Simon Access Division to be acquired consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. The Simon Access Division products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to customers in the industrial and construction markets and utility companies. Specifically, Terex has agreed to acquire 100% of the outstanding common stock of (i) Simon-Telelect Inc., a Delaware corporation,
(ii) Simon Aerials, Inc., a Wisconsin corporation and parent company of Simon RO, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon Cella, S.r.l., a company incorporated under the laws of Italy, and (v) Simon Aerials Limited, a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. Not included in the businesses to be acquired are the Simon Access Division's fire fighting equipment businesses.

The consummation of the acquisition is expected to take place in April 1997 and is subject principally to the approval of the transactions by the shareholders of Simon Engineering plc. Upon consummation of the acquisition, the purchased business units will become a part of the Terex Cranes segment.

In conjunction with the acquisition of Simon Access Division, the Company has received a commitment for financing from a financial institution. The commitment is for a three year period for a $125.0 credit facility (the "New Credit Facility") to be secured by the Company's domestic receivables and inventories. The New Credit Facility will replace the Company's $100 current revolving credit facility that matures in May 1998.

Terex Cranes

Terex Cranes was established as a separate business segment as a result of an acquisition (the "PPM Acquisition") in May 1995 of substantially all of the shares of PPM S.A. and certain of its subsidiaries, including PPM SpA, Brimont Agraire S.A., a specialized trailer manufacturer in France, PPM Krane GmbH, a sales organization in Germany, and Baulift Baumaschinen Und Krane Handels GmbH, a parts distributor in Germany (collectively, "PPM Europe") from Potain S.A., and all of the capital stock of Legris Industries, Inc., which owned 92.4% of the capital of PPM Cranes, Inc., ("PPM North America" and PPM Europe and PPM North America are collectively referred to herein as "PPM") from Legris Industries, S.A. Concurrently with the completion of the PPM Acquisition, the Company contributed the assets (subject to liabilities) of its Koehring Cranes and Excavators and Mark Industries division to Terex Cranes, Inc. The former division now operates as Koehring Cranes, Inc. ("Koehring"), a wholly owned subsidiary of Terex Cranes, Inc. Koehring and PPM comprise the Company's Terex Cranes segment.

Terex Cranes has four significant manufacturing operations: (i) PPM S.A. located in Montceau Les Mines, France, at which mobile cranes and container stackers under the brand name PPM are manufactured, (ii) PPM SpA, located in Crespellano, Italy, at which mobile cranes are manufactured under the BENDINI and PPM brand names, (iii) Terex Cranes, located in Conway, South Carolina, at which mobile cranes are manufactured under the P&H (a licensed trademark of Harnischfeger Corporation) and TEREX brand names, and (iv) Terex Cranes - Waverly Operations (sometimes referred to as "Koehring") located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes, truck cranes and material handlers are manufactured under the brand names TEREX, KOEHRING and LORAIN, and aerial lift equipment is manufactured under the brand name MARKLIFT.

Throughout the world market, mobile cranes are principally sold to rental companies and dealers with rental fleets. Terex Cranes' mobile crane market share varies dramatically by geographical area; however, the Company believes it is the leading manufacturer of mobile cranes in France and Italy and is the second largest manufacturer in North America. Terex Cranes' principal worldwide mobile crane competitors are Grove Manufacturing, Liebherr Werk Ehingen, Link Belt (Sumitomo), and Tadano; Terex Cranes competes with several smaller specialty companies in North America and with Grove Cranes Ltd. (including the recently acquired Krupp Mobilkran), Liebherr Werk Ehingen and DeMag in Europe. Terex Cranes maintains a meaningful niche market share in the large scrap handler industry, in which the Company's principal customers are master dealers and the largest competitor is Libherr Werk Ehingen. Terex Cranes' major competitors in the container stacker market are Kalmar, Valmet Belloti and Taylor. Terex Cranes is currently not a dominant competitor in the aerial lift industry; however, when the purchase of the Simon Access division is consummated, the Company believes it will become a more meaningful competitor in the aerial lift industry. Currently, the leading competitor in the aerial lift industry is JLG Industries, followed by Grove Manufacturing, Skyjack, Snorkel, Genie and Upright.


Terex Trucks

Terex Trucks has two manufacturing operations: (i) Terex Equipment Limited ("TEL"), located at Motherwell, Scotland, which manufactures off-highway rigid haulers and articulated haulers and scrapers, each sold under the TEREX brand name and to other truck manufacturers on a private label basis; and (ii) the
Unit Rig Division of Terex Trucks, located in Tulsa, Oklahoma, which manufactures electric rear and bottom dump haulers principally sold to the copper, gold and coal mining industry customers in North and South America, Asia, Africa and Australia. Unit Rig's products are sold under the Company's TEREX, UNIT RIG, and LECTRA HAUL trademarks. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma.

A "hauler" is an off-road dump truck with a capacity in excess of 25 tons. Haulers produced by TEL have capacities ranging from 25 to 100 tons. The "scrapers" manufactured by TEL are off-road vehicles, commonly referred to as "earth movers," that load, move and unload large quantities of soil for site preparations, including roadbeds. The Unit Rig hauler is powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current LECTRA HAUL product line consists of a series of rear dump hauler trucks with payload capacities ranging from 100 to 260 tons, and bottom dump haulers with capacities ranging from 180 to 270 tons.

In addition to its two wholly owned manufacturing operations, Terex Trucks has an interest in North Hauler Limited Liability Company, a corporation incorporated under the laws of China. In 1987, TEL entered into a joint venture agreement with Second Inner Mongolia Machinery Company for the production of haulers in China. The joint venture company, North Hauler Limited Liability Company, manufactures heavy trucks, principally used in mining, at a facility in Baotou, Inner Mongolia, People's Republic of China.

Terex Trucks is recognized as a significant competitor in the market for large capacity off highway haulers and scrapers. However, the Company is not a dominant manufacturer in the heavy equipment industry, which is dominated in most segments by large, diversified firms, such as Caterpillar, Volvo Group and Komatsu with respect to the TEL products and Caterpillar, Komatsu, Liebherr Werk Ehingen and Euclid with respect to Unit Rig products.


Discontinued Operations

On November 27, 1996, the Company sold substantially all the assets and liabilities of its worldwide material handling business ("CMHC") for an aggregate cash purchase price, subject to adjustments, of $139.5. Prior to the disposition on November 27, 1996, CMHC consisted of Clark Material Handling Company and certain affiliated companies which were acquired by the Company in July 1992 from Clark Equipment Company. CMHC designed, manufactured and marketed a complete line of internal combustion and electric lift trucks, electric walkies and related components and replacement parts under the CLARK trademark.

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

Research and Development

The Company maintains engineering staffs at several of its locations which design new products and improvements in existing product lines. Such costs incurred in the development of new products or significant improvements to existing products of continuing operations amounted to $6.1, $5.0 and $2.1 in 1996, 1995 and 1994, respectively.

Materials

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, electric controls and motors, and a variety of other fabricated or manufactured items. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. Electric wheel motors and controls used in the Unit Rig product line are currently supplied exclusively by General Electric Company.

Working Capital Items

The Company, in the normal course of business, does not provide right of return on merchandise sold, nor does it provide extended payment terms to customers.

Seasonal Factors

The Company markets a large portion of its products in North America and Europe, and its sales of heavy equipment and cranes during the fourth quarter of each year (i.e., October through December) to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year because of the normal winter slowdown of construction activity. However, sales of heavy equipment to the mining industry are generally less affected by such seasonal factors.

Distribution

Terex Cranes distributes its products primarily through a global network of over 300 independent dealers organized by product line. With respect to mobile cranes, in North America, Terex Cranes maintains extensive dealer networks. The geographic strength of Terex Cranes' mobile cranes marketed under the LORAIN brand name, centers in the midwest and mid-Atlantic regions of the U.S. and the geographic strength of mobile cranes marketed under the P&H (a licensed trademark of Harnischfeger Corporation) brand, centers in the southern and western regions of the U.S. Terex Cranes European distribution is carried out primarily under three brand names, TEREX, PPM and BENDINI, through a single distribution network comprised of both distributors and a direct sales force.

TEL markets original equipment and repair parts primarily through worldwide dealership networks. Terex Americas manages the sales activity and distribution of TEL products in North, Central and South America. TEL's heavy equipment dealers are independent businesses which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of the Company's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. The Company employs sales representatives who service these dealers from offices located throughout the world. Unit Rig distributes its products and services directly to customers primarily through its own distribution system.

Backlog

The Company's backlog as of December 31, 1996 and 1995 was as follows:

                                           December 31,
                                    ---------------------------
                                        1996          1995
                                    ------------- -------------

Terex Trucks....................... $     53.4    $     88.8
Terex Cranes.......................       67.2          85.3
                                    ------------- -------------
     Total......................... $    120.6    $    174.1
                                    ============= =============


Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis. The backlog for the Terex Trucks' segment was unusually high at year end in 1995 as a result of a large order for Unit Rig equipment which was placed late in 1995. Average backlog at Terex Trucks for 1996 was $68.1 as compared to $57.0 for 1995. Accordingly, average backlog in the Terex Trucks segment remained constant. Backlog in Terex Cranes decreased in 1996 primarily due to the sale of a business unit in 1996. Excluding the backlog at the sold unit, the decrease in backlog at Terex Cranes was $10.2, primarily in Europe.

Patents, Licenses and Trademarks

Several of the trademarks and trade names of the Company, in particular the TEREX, KOEHRING, LORAIN, UNIT RIG, MARKLIFT, P&H (licensed from Harnischfeger Corporation), PPM and BENDINI trademarks, are important to the business of the Company. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renews them as required. The Company also protects its trademark, trade name and patent rights when circumstances warrant such action, including the initiation of legal proceedings if necessary.

Employees

As of December 31, 1996, the Company had approximately 2,270 employees. The Company considers its relations with its personnel to be good. Approximately 44% of the Company's employees are represented by labor unions which have entered into or are in the process of entering into various separate collective bargaining agreements with the Company. The Company experienced a labor strike at its parts distribution center in Southaven, Mississippi during the second quarter of 1995 which was settled in February 1997. The strike at Southaven had no appreciable effect on the conduct of business or financial results of that operation as a whole, although individual product line sales growth may have been hindered. The National Labors Relations Board has filed an unfair labor practice charge against the Company's Terex Cranes' operation in Conway, South Carolina. The Company does not anticipate that the outcome of such charge will have a material impact on the Company.

Financial Information about Industry and Geographic Segments, Export Sales and Major Customers

Information regarding foreign and domestic operations, export sales, segment information and major customers is included in Note O -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

         Entity          Facility Location           Type and Size of Facility

Terex
 (Corporate Offices).....Westport, Connecticut (1)   Office  14,898 sq. ft.
Terex
  (Distribution Center)..Southaven, Mississippi (1)  Warehouse and light manufacturing
                                                       505,000 sq. ft.  (2)

                         Terex Trucks

Unit Rig.................Tulsa, Oklahoma             Manufacturing, warehouse
                                                       and office
                                                       375,587 sq. ft.
TEL......................Motherwell, Scotland        Manufacturing, warehouse
                                                       and office
                                                       473,000 sq. ft.

                         Terex Cranes

Terex Cranes -
 Waverly Operations......Waverly, Iowa (3)           Office, manufacturing and
                                                       warehouse
                                                       383,000 sq. ft.
Terex Cranes ............Conway, South Carolina (1)  Office, manufacturing and warehouse
                                                       257,040 sq. ft.
PPM S.A. ................Montceau les Mines, France  Office, manufacturing and warehouse
                                                       419,764 sq. ft.
PPM SpA  ................Crespellano, Italy          Office, manufacturing and
                                                       warehouse
                                                       79,900 sq. ft.
PPM Europe Subsidiary....Dortmund, Germany (1)       Office and warehouse
                                                       129,180 sq. ft.
PPM Europe Subsidiary....Rethel, France              Office, manufacturing and
                                                       warehouse
                                                       215,300 sq. ft.

------------------------------

(1)  These facilities are either leased or subleased by the indicated entity.
(2)  Includes 239,400 sq. ft. of warehouse space currently leased to others.
(3) The Company also owns a 66,000 sq. ft. facility in Waterloo, Iowa which is currently leased to others.

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


ITEM 3. LEGAL PROCEEDINGS

As described in Note M -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability and workers' compensation liability matters, which have arisen in the normal course of its operations and to which the Company is self-insured for up to $2.0. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

For  information   concerning  other   contingencies  and   uncertainties,   see
"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the NYSE under the symbol "TEX."

Quarterly Market Prices

                         1996                                     1995
        ---------------------------------------  ---------------------------------------
         Fourth    Third     Second    First       Fourth    Third    Second     First
        --------- --------- --------- ---------  --------- --------- --------- ---------
High... $ 10.13    $ 9.38    $ 9.25    $ 7.13      $ 5.50    $ 5.75    $ 6.75    $ 7.13
Low....    6.63      6.50      6.38      4.13        4.00      3.13      4.50      5.88


No dividends were declared or paid in 1995 or in 1996. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. Under the most restrictive of these agreements, $3.0 was available for dividends at December 31, 1996. In addition, the Company's debt agreements generally limit payment of cash dividends by the Company in excess of $3.0 to 40% of the Company's net income, if any. The terms of the Company's outstanding Series B Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") also restrict the Company's ability to pay cash dividends on the Common Stock. The Company intends generally to retain earnings, if any, to fund the development and growth of its business. The Company does not plan on paying dividends on the Common Stock in the foreseeable future. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of February 28, 1997, there were 763 stockholders of record of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)

                                                                          As of or for the Year Ended December 31,
                                                                -------------------------------------------------------------
                                                                   1996        1995         1994         1993        1992
                                                                ----------- ----------- ------------ ------------ -----------
 Summary of Operations
   Net sales....................................................$   678.5   $    501.4  $     314.1  $    274.7   $    282.4
   Operating income (loss) from continuing operations...........      5.1         12.8         10.4        (8.2)        (6.7)
   Income (loss) from continuing operations before
     extraordinary items........................................    (54.3)       (32.1)         4.9       (40.7)         0.7
   Income (loss) from discontinued operations...................    102.0          4.4         (3.7)      (24.3)         2.2
   Income (loss) before extraordinary items.....................     47.7        (27.7)         1.2       (65.0)         2.9
   Net income (loss)............................................     47.7        (35.2)         0.5       (66.5)         2.9
   Income (loss) applicable to common stock.....................     24.8        (42.5)        (5.5)      (66.7)         2.9
   Per Common and Common Equivalent Share:
     Income (loss) from continuing operations...................    (5.81)       (3.79)       (0.10)     (4.11)         0.07
     Income (loss) from discontinued operations.................     7.67         0.42        (0.36)     (2.44)         0.22
     Income (loss) before extraordinary items...................     1.86        (3.37)       (0.46)     (6.55)         0.29
     Net income (loss)..........................................     1.86        (4.09)       (0.53)     (6.70)         0.29
 Working Capital
   Current assets...............................................$   390.2   $    312.0  $     278.1  $    257.3   $    319.2
   Current liabilities..........................................    195.0        196.3        221.6       187.8        222.0
   Working capital..............................................    195.2        115.7         56.5        69.5         97.2
 Property, Plant and Equipment
   Net property, plant and equipment............................$    31.7   $     40.1  $      86.2  $     97.5   $    116.3
   Capital expenditures.........................................      8.1          5.2         12.7        11.5          5.4
   Depreciation.................................................      7.0          7.4         13.7        12.1          7.1
 Total Assets...................................................$   471.2   $    478.9  $     401.6  $    390.7   $    477.3
 Capitalization
   Long-term debt and notes payable, including current
     maturities.................................................$   281.3   $    329.9  $     190.9  $    218.0   $    217.6
   Minority interest, including redeemable preferred stock of a
      subsidiary................................................     10.0          9.4        ---         ---          ---
   Redeemable convertible preferred stock.......................     46.2         24.6         17.3        10.5        ---
   Stockholders' deficit........................................    (71.7)       (96.9)       (55.7)      (62.3)        (9.1)
   Dividends per share of Common Stock..........................$   ---     $    ---    $     ---    $    ---     $    ---
   Shares of Common Stock outstanding at year end...............     13.2         10.6         10.3        10.3          9.9
 Employees
   Continuing operations........................................    2,270        2,614       1,549       1,520        1,436
   Discontinued operations (Material Handling)..................    ---            986       1,302       1,410        1,620
     Total......................................................    2,270        3,600       2,851       2,930        3,056

The Selected Financial Data include the results of operations of PPM from May 9, 1995, the date of its acquisition. See Note C -- "Acquisitions" in the Notes to the Consolidated Financial Statements for further information.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company currently operates in two industry segments: Terex Cranes and Terex Trucks. The Company previously operated a third industry segment, the Material Handling segment, the results of which are now accounted for as Income (Loss) from Discontinued Operations. The Terex Cranes segment results for periods prior to May 1995 consist solely of Terex Cranes - Waverly Operations. Subsequent to that date, Terex Cranes' results include the results of the PPM business acquired in May of 1995. Terex Trucks consists of TEL and Unit Rig.

1996 Compared with 1995

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income (loss) from operations, and income (loss) from discontinued operations, by segment, for 1996 and 1995. The 1996 amounts include $30.0 in special charges comprised of $18.4 at Terex Cranes ($16.8 gross profit; $1.6 engineering, selling and administrative expenses), $10.4 at Terex Trucks (gross profit), and $1.2 General/Corporate (engineering, selling and administrative expenses).


                                     Year Ended December 31,
                                    ------------------------- Increase
                                        1996        1995     (Decrease)
                                    ----------- ------------ ------------
                                          (in millions of dollars)
NET SALES
  Terex Cranes..................... $    363.9  $   252.3    $   111.6
  Terex Trucks.....................      314.9      250.3         64.6
  Eliminations.....................       (0.3)      (1.2)         0.9
                                    ----------- ------------ ------------
     Total......................... $    678.5  $   501.4    $   177.1
                                    =========== ============ ============

GROSS PROFIT
  Terex Cranes..................... $     38.1  $    35.2    $     2.9
  Terex Trucks.....................       31.3       35.9         (4.6)
  Eliminations.....................       (0.2)      (0.7)         0.5
                                    ----------- ------------ ------------
     Total......................... $     69.2  $    70.4    $    (1.2)
                                    =========== ============ ============

ENGINEERING, SELLING AND
 ADMINISTRATIVE EXPENSES
  Terex Cranes..................... $     33.3  $    28.0    $     5.3
  Terex Trucks.....................       25.7       22.9          2.8
  General/Corporate................        5.1        6.7         (1.6)
                                    ----------- ------------ ------------
     Total......................... $     64.1  $    57.6    $     6.5
                                    =========== ============ ============

INCOME (LOSS) FROM OPERATIONS
  Terex Cranes..................... $      4.8  $     7.2    $    (2.4)
  Terex Trucks.....................        5.6       13.0         (7.4)
  General/Corporate................       (5.3)      (7.4)         2.1
                                    ----------- ------------ ------------
     Total......................... $      5.1  $    12.8    $    (7.7)
                                    =========== ============ ============

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS........... $    102.0  $     4.4    $    97.6
                                    =========== ============ ============

     Net Sales

Sales increased $177.1, or approximately 35.3%, to $678.5 from $501.4 in 1995, reflecting the acquisition of PPM in the second quarter of 1995.

Terex Cranes sales were $363.9 for 1996, an increase of $111.6, or 44.2%, from $252.3 in 1995 which did not include the PPM business prior to its acquisition in May 1995. Machine sales increased $94.9 to $291.8 in 1996. Part sales increased $11.4 to $64.3 in 1996. The increase in sales was due to the addition of the PPM business, growth in sales at the PPM business, and continued strong performance by Terex Cranes - Waverly Operations. Terex Cranes bookings were $356.1 for 1996, compared to $236.7 for 1995 an increase of $119.4.

Terex Trucks sales increased $64.6 in 1996 to $314.9. Machines sales increased 36.2% primarily due to increased presence in the Asia market and the U.S. rental market, and parts sales increased 8.5% in 1996. The sales mix was approximately 29% parts in 1996 compared to 34.6% parts in 1995. Terex Trucks bookings for 1996 were $277.9, a decrease of $3.0, or 1.1%, from 1995. Backlog decreased to $53.4 at December 31, 1996 from $88.8 in 1995 as a result of a large order which was placed late in 1995. However, the average backlog increased slightly to $68.1 for 1996 as compared to $57.0 for 1995.

     Gross Profit

Gross profit for 1996 decreased $1.2 to $69.2. The decline in the gross profit was primarily due to the $16.8 write down of goodwill and other long lived assets at Terex Cranes and $10.4 of special charges recorded at Terex Trucks in the fourth quarter of 1996. These charges substantially offset the increased gross profit from increased net sales during 1996 as compared to 1995. Gross profit as a percentage of net sales for 1996 decreased to 10% as compared to 14% for 1995 as a result of the special charges. However, excluding these $27.2 charges in 1996, gross profit as a percentage of sales remained at 14% and increased from $70.4 to $96.4.

Terex Cranes gross profit increased $2.9 to $38.1 for 1996, compared to $35.2 for 1995, reflecting the PPM Acquisition, the effect of cost reduction actions put in place at PPM, and improved performance at Terex Cranes - Waverly Operations. These improvements were substantially offset by an impairment charge which resulted from a detailed analysis of future cash flows from operations primarly at Terex Cranes' Conway, South Carolina, facility. (See Note D -- "Impairment of Long Lived Assets" in the Notes to the Consolidated Financial Statements for further information.) Excluding the impairment charge, Terex Cranes gross profit in 1996 increased $19.7 as compared to 1995 and the gross profit percentage increased to 15.1% as compared to 14.0% in 1995.

Terex Trucks gross profit decreased $4.6 to $31.3 in 1996 compared to $35.9 for 1995. Excluding the $10.4 special charges noted above, Terex Trucks gross profit increased $5.8 in 1996 as compared to 1995. The $10.4 special charges are comprised mainly of $7.9 at Unit Rig for the reduction in value of the Unit Rig Tulsa facility, due to changes in production methods and $1.9 of goodwill associated with TEL's acquisition of its UK distributor, IMACO, which was written off and recorded as an impairment charge in 1996. Exclusive of these special charges, the gross profit percentage in 1996 decreased to 13.1% from 14.3% in 1995 due to an increase in the proportion of unit sales versus part sales. Part sales have higher margins than unit sales.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $64.1 in 1996 from $57.6 for 1995, reflecting the effects of the PPM Acquisition in May 1995. However, engineering, selling and administrative expenses as a percentage of net sales decreased to 9.4% for 1996 from 11.5% for 1995. Terex Trucks engineering, selling and administrative expenses increased to $25.7 for 1996 from $22.9 for 1995 primarily due to costs associated with a new parts sales office and a new U.K. dealership. Terex Cranes engineering, selling and administrative expenses increased to $33.3 for 1996 from $28.0 for 1995, reflecting the PPM Acquisition in May 1995 and special charges of $1.6.

     Income (Loss) from Operations

Terex Cranes' income from operations of $4.8 for 1996 decreased by $2.4 over 1995, primarily due to the impairment charges at the Terex Cranes' Conway, South Carolina, facility, which were offset somewhat by the increased net sales and the effect of cost control initiatives implemented at all PPM operations since they were acquired by the Company, and continued strong performance by Terex Cranes - Waverly Operations.

Terex Trucks income from operations decreased by $7.4 to $5.6 for 1996 from $13.0 in 1995, primarily due to the special charges mentioned above under "Gross Profit." Excluding these charges, income from operations increased to $16.0.

On a consolidated basis, the Company had operating income of $5.1 for 1996, compared to operating income of $12.8 for 1995, for the reasons mentioned above.

     Other Income (Expense)

Net interest expense increased to $43.6 for 1996 from $38.0 in 1995 as a result of incremental borrowings associated with the PPM acquisition in May 1995. The Company realized gains in 1996 of $3.3 from the sale of excess property principally in Scotland and Italy.

During 1996 the Company recorded a provision for income taxes of $12.1; in 1995, the Company recorded no provision for income taxes. The 1996 provision for income taxes primarily relates to $11.3 tax expense recognized at PPM in Europe in connection with its recapitalization which required the Company to utilize a net operating loss carryforward. The additional $0.8 provision relates to taxes due on the sale of property in Europe.

In 1995, the Company had a gain of $1.0 from the sale of stock of a former subsidiary and recorded a charge of $0.5 to recognize the impairment in value of certain properties held for sale.

     Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $97.6 to $102.0 for 1996 as compared to $4.4 in 1995. The increased income was primarily due to the gain realized on the sale of the Material Handling Segment of $84.5. Gross profit for 1996 (through November 27, 1996, the date of the sale of the Material Handling Segment) increased $1.4 to $46.0 as compared to 1995 even though net sales decreased $45.9 or 17%. Additionally, in 1995 the Material Handling Segment recorded charges of $6.0 related to charges for severance costs, exit costs and the impairment in value of certain properties held for sale.

     Extraordinary Items

The Company recorded a charge of $7.5 in 1995 to recognize a loss on the early extinguishment of debt in connection with its debt refinancing in May 1995.

1995 Compared with 1994

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income (loss) from operations and income (loss) from discontinued operations, by segment, for 1995 and 1994.



                                      Year Ended December 31,
                                     -------------------------  Increase
                                         1995        1994      (Decrease)
                                     ----------- ------------ -------------
                                           (in millions of dollars)
NET SALES
  Terex Cranes.......................$   252.3   $    90.4    $   161.9
  Terex Trucks.......................    250.3       226.8         23.5
  Eliminations.......................     (1.2)       (3.1)         1.9
                                     ----------- ------------ -------------
     Total...........................$   501.4   $   314.1    $   187.3
                                     =========== ============ =============

GROSS PROFIT
  Terex Cranes ......................$    35.2   $    14.2    $    21.0
  Terex Trucks.......................     35.9        33.9          2.0
  Eliminations.......................     (0.7)      ---           (0.7)
                                     ----------- ------------ -------------
     Total...........................$    70.4   $    48.1    $    22.3
                                     =========== ============ =============

ENGINEERING, SELLING AND
 ADMINISTRATIVE EXPENSES
  Terex Cranes.......................$    28.0   $     6.3    $    21.7
  Terex Trucks.......................     22.9        22.7          0.2
  General/Corporate..................      6.7         8.7         (2.0)
                                     ----------- ------------ -------------
     Total...........................$    57.6   $    37.7    $    19.9
                                     =========== ============ =============

INCOME (LOSS) FROM OPERATIONS
  Terex Cranes.......................$     7.2   $     7.9    $    (0.7)
  Terex Trucks.......................     13.0        11.2          1.8
  General/Corporate..................     (7.4)       (8.7)         1.3
                                     ----------- ------------ -------------
     Total...........................$    12.8   $    10.4    $     2.4
                                     =========== ============ =============

INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS
Material Handling....................$     4.4   $    (3.7)   $     8.1
                                     ----------- ------------ -------------
     Total...........................$     4.4   $    (3.7)   $     8.1
                                     =========== ============ =============


     Net Sales

Sales increased $187.3 to $501.4, or approximately 60%, for 1995 versus 1994.

Terex Cranes sales were $252.3 for 1995, an increase of $161.9 from $90.4 in 1994 due primarily to the PPM Acquisition in May 1995. Terex Cranes backlog was $85.3 at December 31, 1995, reflecting the additional PPM backlog, compared to $11.7 at December 31, 1994.

Terex Trucks sales increased $23.5 for 1995 over 1994. Machines sales increased 8%, and parts sales increased 7%. The sales mix was approximately 35% parts for 1995 compared to 36% parts for 1994. Terex Trucks parts sales were adversely affected by the strike at the Company's parts distribution center.

Terex Trucks bookings for 1995 were $271.3, an increase of $39.1, or 17%, from 1994. Terex Trucks backlog was $88.8 at December 31, 1995 compared to $67.8 at December 31, 1994.

     Gross Profit

Gross profit of $70.4 for 1995 was $22.3, or 46%, higher than gross profit of $48.1 for 1994.

Terex Cranes gross profit increased $21.0 to $35.2 for 1995, compared to $14.2 for 1994, primarily reflecting the addition of the May through December 1995 results of the PPM businesses. The gross profit percentage for Terex Cranes was 14% for 1995 and 16% for 1994. The gross profit percentage decrease was primarily due to costs related to integrating the PPM Acquisition into Terex Cranes.

Terex Trucks gross profit increased $2.0 to $35.9 for 1995 compared to $33.9 for 1994. The gross profit percentage in the Terex Trucks was 14% for 1995 and 15% for 1994.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $57.6 for 1995 from $37.7 for 1994. Terex Cranes engineering, selling and administrative expenses increased to $28.0 for 1995 from $6.3 for 1994 reflecting the PPM Acquisition in May 1995. Terex Trucks engineering, selling and administrative expenses increased to $22.9 for 1995 from $22.7 for 1994 as a result of costs associated with the start-up of a new parts service business, which substantially offset the cost savings at other operations. Corporate administrative expenses in 1994 included a charge of $2.2 in connection with the termination of a management contract with KCS Industries, L.P. ("KCS"), a Connecticut limited partnership principally owned by certain present and former officers of the Company, offset by allocations to operating segments.

     Income (Loss) from Operations

Terex Cranes income from operations of $7.2 for 1995 decreased by $0.7 versus 1994, primarily due to losses at the PPM businesses acquired in May 1995. As a result of cost reductions, improvements in inventory management and consolidation of model offerings, PPM Cranes - Waverly Operations was profitable in 1994 and 1995 after several years of losses.

Terex Trucks income from operations improved by $1.8 to $13.0 for 1995 from $11.2 in 1994, primarily as a result of reduced costs, offset by costs associated with the start up of a new parts service business.

On a consolidated basis, the Company realized operating income of $12.8 for 1995, compared to $10.4 for 1994.

     Other Income (Expense)

Net interest expense increased to $38.0 for 1995 from $27.8 in 1994 as a result of incremental borrowings associated with the PPM Acquisition in May 1995. The Company realized gains of $1.0 and $26.0 from sales of common stock of a former subsidiary during 1995 and 1994, respectively.

The Company recorded a charge of $0.5 in 1995 to recognize the impairment in value of certain properties held for sale.

The Company also incurred net foreign exchange losses of $1.9, trademark-related expenses of $1.3, and $0.6 of group retiree expenses during 1995.

The Company recorded a charge of $2.5 in 1995 for payments related to the retirement of its former Chairman of the Board in August 1995, and future payments related to the consulting obligations under the retirement agreement of the former Chairman.

During 1995 and 1994, the Company recorded no provision for income taxes.

     Extraordinary Items

The Company recorded a charge of $7.5 in 1995 to recognize a loss on the early extinguishment of debt in connection with the May 1995 refinancing. During 1994, the Company recognized extraordinary losses totaling $0.7 to write-off unamortized discount and debt issuance costs when it repurchased $27.3 of its old senior secured debt.

     Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $8.1 to $4.4 for 1995 as compared to a loss of $3.7 for 1994. The increased income was primarily due to increased sales and to the success of the cost reduction programs put in place in the latter half of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and upon completion of its acquisition of Simon Access Division (see "Recent Developments" for further discussion) will have monthly interest payments on the New Credit Facility which will replace the existing credit facility, which also has monthly interest payments.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof. As part of its strategy to strengthen its capital structure and reduce debt, the Company sold its worldwide Material Handling business on November 27, 1996 for an aggregate cash purchase price, subject to adjustments, of $139.5. Upon closing, the Company immediately paid down its outstanding credit facility. In accordance with the Indenture governing the Company's 13.25% Senior Secured Notes, the Company offered to repurchase (the "Offer") $100 principal amount of the Senior Secured Notes. The Offer expired on December 27, 1996, but no Senior Secured Notes were tendered for repurchase.

The Company's Series A Cumulative Redeemable Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock") had a 13% dividend rate, which was to increase to 18% at the end of 1998. Consistent with its strategy to strengthen its capital structure, on December 30, 1996, the Company called its Series A Preferred Stock for redemption on January 29, 1997 (the "Redemption Date"). All 1,200,000 shares of the Series A Preferred Stock outstanding on the Redemption Date were redeemed at a redemption price of $37.80 per share, or approximately $45.4 in aggregate.

Net cash of $17.6 was used in operating activities during 1996 primarily due to an increase in working capital at year end for the expansion of the business. Net cash provided by investing activities was $135.7 during 1996 principally due to the sale of the Company's worldwide Material Handling business for $139.5, subject to certain adjustments. Net cash used by financing activities during 1996 was principally due to the repayment of the Credit Facility ($70.0) with the proceeds from the sale of the Company's Material Handling business, offset partially by the use of the lending facilities in the U.K. Cash and cash equivalents totaled $72.0 at December 31, 1996.

As of December 31, 1996, the Company did not have any balance outstanding under the Credit Facility, letters of credit issued under the Credit Facility totaled $7.8, and the additional amount the Company could have borrowed was $45.3 as of that date. TEL entered into a new bank working capital facility in 1995, and PPM Europe received an initial credit facility of $3.0 in 1996. Management intends to seek additional working capital financing facilities for the Company's international operations to provide additional liquidity worldwide.

Factors affecting future liquidity

The Company currently has $250 of the Senior Secured Notes outstanding. The Indenture for the Senior Secured Notes places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; utilize the proceeds of assets sales; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates.

In connection with the PPM Acquisition, the Company issued redeemable preferred stock of Terex Cranes, Inc., a wholly owned subsidiary of the Company established to complete the PPM Acquisition, having an aggregate liquidation preference of approximately $21.4, subject to adjustment. The purchase price is subject to adjustment calculated by reference to Western European crane demand in 1996 and 1997. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $8.8 (discounted at 15%) and will reflect dividend accretion.

The Company's Credit Facility provides the Company with the ability to borrow (in the form of revolving loans and up to $15 in outstanding letters of credit) up to $100. The Credit Facility is secured by substantially all of the Company's domestic receivables and inventory. The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of the Company's U.S. businesses, plus (ii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory less (iii) any availability reserves established by the lenders. The Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of the Company, revolving loans may be in the form of prime rate loans initially bearing interest at the rate of 1.75% per annum in excess of the prime rate or Eurodollar rate loans initially bearing interest at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate.

On February 24, 1997 the Company agreed to buy the Simon Access Division. (See Note Q -- "Subsequent Events" in the Notes to the Consolidated Financial Statements for further information.) In connection with the acquisition, the Company has received a commitment for financing from a financial institution. The commitment for the New Credit Facility is for a three year period for $125.0. The New Credit Facility will replace the Company's $100.0 Credit Facility and will bear interest at the Company's option of 2.5% per annum above the LIBOR rate or 1% per annum above the prime rate. The Company expects to complete the Simon acquisition by using $70.0 of the New Credit Facility and to have approximately $30 million in availability after the Simon acquisition

The Company's debt service obligations for 1997 include approximately $16.6 on May 15 and November 15, 1997 on the Senior Secured Notes and variable monthly payments on the credit facilities, as applicable. Management believes that cash generated from operations, together with the New Credit Facility, the Company has adequate liquidity to meet the Company's operating and debt service requirements.

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 50 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the German Mark, the Pound Sterling, and the French Franc. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. [Such foreign currency contracts have not historically been material in amount.] The Company's borrowings are at both fixed and floating rates of interest. For the floating rate portion of the borrowings, the Company is at risk for fluctuations in interest rates. The Company does not currently hedge any interest rate risk.


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company filed its administrative appeal to the examination report in April of 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. A change in control of the Company for tax purposes could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

The Securities and Exchange Commission (the "Commission") in March of 1994 initiated a private investigation, which included the Company and certain of its affiliates, to determine whether violations of certain aspects of the Federal securities laws have taken place. The Company is cooperating with the Commission in its investigation and it is not possible at this time to determine the outcome of the Commission's investigation. During 1996 the Company incurred $0.3 of legal fees and expenses on behalf of the Company, directors and executives of the Company and KCS. In general, under the Company's by-laws, the Company is obligated to indemnify officer and directors, for all liabilities arising in the course of their duties on behalf of the Company. To date, no officer or director has had legal representation separate from the Company's legal representation, and no allocation of the legal fees for such representation has been made.

The Company received a letter from the Department of Labor (the "DOL") in May of 1995, alleging that the Company's former Chairman of the Board, at the time a fiduciary for the Company's retirement plans, violated certain provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") in making certain investments which may have been imprudent and by possibly engaging in prohibited transactions under ERISA. On January 31, 1997, the DOL and the Company's former chairman entered into a settlement agreement, which, among other things, obligated the Company's former chairman to pay certain amounts to the Terex Corporation Master Retirement Plan Trust and to the DOL. In connection with the DOL investigation and settlement, the Company has incurred expenses (including legal fees) of $0.2.

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

FORWARD LOOKING INFORMATION

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainties. In addition, the Company's expectations are predominantly based on what it considers key economic assumptions. Construction and mining activity are sensitive to interest rates, government spending and general economic conditions. Some of the other significant factors for the Company include foreign currency movements, political uncertainty in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effects of changes in laws and regulations, employee relations and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to such risks, uncertainties and significant factors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 1996 and 1995 are as follows (in millions, except per share amounts):


                                                               1996                                  1995
                                               ----------------------------------------------------------------------------
                                                Fourth    Third    Second    First     Fourth    Third   Second    First
                                               ----------------------------------------------------------------------------
Net sales ................................... $  156.8  $  165.7  $ 182.8  $ 173.2   $  139.1  $ 148.8  $  133.3  $  80.2
Gross profit ................................     (4.9)     23.7     27.0     23.4       20.9     19.9      17.6     12.0
Income (loss) from continuing operations
  before extraordinary items ................    (46.5)     (3.4)    (1.7)    (2.7)      (7.3)   (12.3)     (9.4)    (3.1)
Income (loss) from discontinued operations ..     87.8       4.8      6.2      3.2        5.5      4.5      (6.8)     1.2
Income (loss) before  extraordinary items ...     41.3       1.4      4.5      0.5       (1.8)    (7.8)    (16.2)    (1.9)
Net income (loss) ...........................     41.3       1.4      4.5      0.5       (1.8)    (7.8)    (23.7)    (1.9)
Income (loss) applicable to common stock ....     24.4      (0.9)     2.6     (1.4)      (3.9)    (9.6)    (25.5)    (3.5)
Per share:
  Primary
    Income (loss) before extraordinary items  $   1.71  $  (0.06) $  0.18  $ (0.13)  $  (0.35) $ (0.93) $  (1.76) $ (0.35)
    Net income (loss) .......................     1.71     (0.06)    0.18    (0.13)     (0.35)   (0.93)    (2.48)   (0.35)
  Fully diluted
    Income (loss) before extraordinary items  $   1.71  $  (0.06) $  0.18  $ (0.13)  $  (0.35) $ (0.93) $  (1.76) $ (0.35)
    Net income (loss) .......................     1.71     (0.06)    0.18    (0.13)     (0.35)   (0.93)    (2.48)   (0.35)


The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

The results of the Material Handling business have been accounted for as discontinued operations for all periods presented. See Item 1. - Business.

In 1996, the Company recognized a gain of $2.4 in the first quarter from the sale of excess property in Scotland. In 1996 Income (loss) from discontinued operations includes the gain, net of income taxes, of $84.5 on the sale of the Material Handling business in the fourth quarter. In the fourth quarter of 1996 the Company recorded special charges of $45.1, including impairment charges of $18.7 (see Note D -- "Impairment of Long Lived Assets"), a reduction in the value of certain assets of $8.6, $2.0 related to pre-purchase tax contingencies at PPM, $3.0 of other one-time accruals, and income tax expense of $12.1 (see
Note I -- "Income Taxes"). Net income (loss) has been reduced by Preferred Stock accretion for purposes of calculating earnings per share amounts. See Note J -- "Preferred Stock" in the Notes to the Company's Consolidated Financial Statements. In the fourth quarter of 1996 preferred stock accretion was $16.9, which included $14.5 of additional accretion due to the redemption of the Series A Preferred Stock on January 29, 1997.

In 1995, the Company recognized a gain of $1.0 in the first quarter as a result of the sale of 486.6 thousand shares of common stock of a former subsidiary, recorded severance and exit costs of $3.5 and an extraordinary loss of $7.5 on the retirement of debt in the second quarter.


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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2)  Financial Statements and Financial Statement Schedules.

See  "Index  to  Consolidated   Financial  Statements  and  Financial  Statement
Schedule" on Page F-1.

     (3) Exhibits

See "Index to Exhibits" on Page E-1.

(b)  Reports on Form 8-K

A report on Form 8-K dated November 27, 1996 was filed December 11, 1996 reporting the sale of the Company's worldwide material handling business.

A report on Form 8-K dated December 30, 1996 was filed January 10, 1997 reporting the Company's calling for redemption its Series A Preferred Stock on January 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                          March 28, 1997
     Ronald M. DeFeo,
     President, Chief Executive Officer
     and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                               Title                              Date

/s/  Ronald M. DeFeo        President, Chief Executive           March 28, 1997
       Ronald M. DeFeo       Officer, Director and Chief
                             Operating Officer
                             (Principal Executive Officer)

/s/  David J. Langevin      Executive Vice President             March 28, 1997
       David J. Langevin    (Acting Principal Financial Officer)

/s/  Marvin B. Rosenberg    Senior Vice President,               March 28, 1997
       Marvin B. Rosenberg  General Counsel, Secretary
                            and Director

/s/  Joseph F. Apuzzo       Vice President Finance               March 28, 1997
       Joseph F. Apuzzo      and Controller
                             (Principal Accounting Officer)

/s/  G. Chris Andersen *    Director                             March 28, 1997
       G. Chris Andersen

/s/  William H. Fike *      Director                             March 28, 1997
       William H. Fike

/s/  Bruce I. Raben *       Director                             March 28, 1997
       Bruce I. Raben

/s/  David A. Sachs *       Director                             March 28, 1997
       David A. Sachs

/s/  Adam E. Wolf *         Director                             March 28, 1997
       Adam E. Wolf


* By:  /s/ Marvin B. Rosenberg
         Marvin B. Rosenberg
         Attorney-in-fact

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                       TEREX CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                           Page
                                TEREX CORPORATION
            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996
                    AND 1995 AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 1996

Report of independent accountants.........................................F - 2
Consolidated statement of operations .....................................F - 3
Consolidated balance sheet................................................F - 4
Consolidated statement of changes in stockholders' deficit................F - 5
Consolidated statement of cash flows......................................F - 6
Notes to consolidated financial statements................................F - 7

                                PPM CRANES, INC.
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                AND FOR THE EIGHT MONTHS ENDED DECEMBER 31, 1995

 Report of independent accountants........................................F - 33
 Consolidated statement of operations ....................................F - 34
 Consolidated balance sheet...............................................F - 35
 Consolidated statement of shareholders' deficit..........................F - 36
 Consolidated statement of cash flows.....................................F - 37
 Notes to consolidated financial statements...............................F - 38

                                PPM CRANES, INC.
                      CONSOLIDATED FINANCIAL STATEMENTS FOR
                        THE YEAR ENDED DECEMBER 31, 1994

Report of independent auditors............................................F - 45
Consolidated statement of operations .....................................F - 46
Consolidated statement of changes in shareholders' equity.................F - 47
Consolidated statement of cash flows......................................F - 48
Notes to consolidated financial statements................................F - 49

                                PPM CRANES, INC.
     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MAY 9, 1995
              AND FOR THE PERIOD FROM JANUARY 1 THROUGH MAY 9, 1995

Unaudited condensed consolidated statement of operations .................F - 55
Unaudited condensed consolidated balance sheet............................F - 56
Unaudited condensed consolidated statement of cash flows..................F - 57
Notes to unaudited condensed consolidated financial statements............F - 58

FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts and Reserves.............F - 60
Schedule IV -- Indebtedness of and to Related Parties -- Not Current......F - 61


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the Terex Corporation consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Stamford, Connecticut
March 6, 1997



                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (in millions except per share amounts)

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    1996     1995     1994
                                                   -------  -------  -------
NET SALES ....................................... $ 678.5  $ 501.4  $ 314.1

COST OF GOODS SOLD ..............................   609.3    431.0    266.0
                                                   -------  -------  -------

   Gross Profit .................................    69.2     70.4     48.1

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES     64.1     57.6     37.7
                                                   -------  -------  -------

   Income from operations .......................     5.1     12.8     10.4

OTHER INCOME (EXPENSE)
   Interest income ..............................     1.2      0.7      0.5
   Interest expense .............................   (44.8)   (38.7)   (28.3)
   Amortization of debt issuance costs ..........    (2.6)    (2.3)    (2.3)
   Gain on sale of stock of former subsidiary ...     --       1.0     26.0

   Other income (expense) - net .................    (1.1)    (5.6)    (1.4)
                                                   -------  -------  -------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND EXTRAORDINARY ITEMS .......   (42.2)   (32.1)     4.9

PROVISION FOR INCOME TAXES ......................   (12.1)     --       --
                                                   -------  -------  -------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS ..........................   (54.3)   (32.1)     4.9

INCOME (LOSS) FROM DISCONTINUED OPERATIONS
  (net of tax expense of $2.6, $0.0 and $0.8,
     in 1996, 1995 and 1994, respectively) ......   102.0      4.4     (3.7)
                                                   -------  -------  -------

  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ......    47.7    (27.7)     1.2

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT ........     --      (7.5)    (0.7)
                                                   -------  -------  -------

   NET INCOME (LOSS) ............................    47.7    (35.2)     0.5

LESS PREFERRED STOCK ACCRETION ..................   (22.9)    (7.3)    (6.0)
                                                   -------  -------  -------

   INCOME (LOSS) APPLICABLE TO COMMON STOCK ..... $  24.8  $ (42.5) $  (5.5)
                                                   =======  =======  =======

PER COMMON AND COMMON EQUIVALENT SHARE:
   Income (loss) from continuing operations ..... $ (5.81) $ (3.79) $ (0.10)
   Income (loss) from discontinued operations ...    7.67     0.42    (0.36)
                                                   -------  -------  -------
      Loss before extraordinary items ...........    1.86    (3.37)   (0.46)
   Extraordinary loss on retirement of debt .....     --     (0.72)   (0.07)
                                                   -------  -------  -------

   Net income (loss) ............................ $  1.86  $ (4.09) $ (0.53)
                                                   =======  =======  =======

AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES
     OUTSTANDING IN PER SHARE CALCULATION .......    13.3     10.4     10.3
                                                   =======  =======  =======

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  (in millions)

                                                       December 31,
                                                  --------------------
                                                     1996      1995
                                                  --------- ----------
CURRENT ASSETS
   Cash and cash equivalents......................$   72.0  $   7.0
   Cash securing letters of credit................     3.4      6.9
   Trade receivables (less allowance of
     $7.0 in 1996 and $7.4 in 1995)...............   110.3     87.7
   Customer deposit...............................   ---       19.1
   Net inventories................................   190.6    180.8
   Other current assets...........................    13.9     10.5
                                                  --------- ----------
                      Total Current Assets........   390.2    312.0

LONG-TERM ASSETS
   Property, plant and equipment - net............    31.7     40.1
   Goodwill - net.................................    32.4     61.3
   Debt issuance costs - net......................    12.7     14.5
   Net assets of discontinued operations..........   ---       41.8
   Other assets...................................     4.2      9.2
                                                  --------- ----------
TOTAL ASSETS......................................$  471.2  $ 478.9
                                                  ========= ==========

CURRENT LIABILITIES
   Notes payable and current portion of
     long-term debt...............................$   19.2  $   5.7
   Trade accounts payable.........................   104.4     99.5
   Accrued compensation and benefits..............    15.8     12.2
   Accrued warranties and product liability.......    19.4     19.6
   Customer deposit...............................   ---       19.1
   Other current liabilities......................    36.2     40.2
                                                  --------- ----------
                     Total Current Liabilities....   195.0    196.3

NON CURRENT LIABILITIES
   Long-term debt, less current portion...........   262.1    324.2
   Other..........................................    29.6     21.3

MINORITY INTEREST, INCLUDING REDEEMABLE
  PREFERRED STOCK OF A SUBSIDIARY
   Liquidation preference $21.4 in 1996 and
     $26.1 in 1995, subject to adjustment.........    10.0      9.4

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Liquidation preference $46.2 in 1996
     and $41.2 in 1995............................    46.2     24.6

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Warrants to purchase common stock..............     3.2     17.2
   Common Stock, $0.01 par value--
      authorized 30.0 shares; issued and
      outstanding 13.2 in 1996 and 10.6 in 1995...     0.1      0.1
   Additional paid-in capital.....................    55.8     40.5
   Accumulated deficit............................  (126.1)  (150.9)
   Pension liability adjustment...................    (2.0)    (2.7)
   Unrealized holding gain on equity securities...   ---        1.0
   Cumulative translation adjustment..............    (2.7)    (2.1)
                                                  --------- ----------
                   Total Stockholders' Deficit....   (71.7)   (96.9)
                                                  --------- ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.......$  471.2  $ 478.9
                                                  ========= ==========

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                  (in millions)


                                                   Additional               Pension    Unrealized  Cumulative
                                         Common      Paid-in   Accumulated  Liability    Holding   Translation
                            Warrants      Stock      Capital     Deficit    Adjustment    Gain     Adjustment    Total
                           ----------- -----------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,
   1993....................$    16.9   $     0.1   $    40.1   $   (102.9)  $    (4.2) $    ---    $   (12.2)  $   (62.2)
  Issuance of Warrants.....      0.7        ---         ---          ---         ---        ---         ---          0.7
  Net income...............     ---         ---         ---           0.5        ---        ---         ---          0.5
  Accretion of carrying
   value of redeemable
   preferred stock to
   redemption value........     ---         ---         ---          (6.0)       ---        ---         ---         (6.0)
  Pension liability
   adjustment..............     ---         ---         ---          ---          2.4       ---         ---          2.4
  Unrealized holding gain
   on equity securities....     ---         ---         ---          ---         ---         1.8        ---          1.8
  Translation adjustment...     ---         ---         ---          ---         ---        ---          7.1         7.1
                           ----------- ----------- ----------- ------------ ---------- ----------- ----------- -----------

BALANCE AT DECEMBER 31,
   1994....................     17.6         0.1        40.1       (108.4)       (1.8)       1.8        (5.1)      (55.7)
  Conversion of Warrants...     (0.4)       ---          0.4         ---         ---        ---         ---         ---
  Net loss.................     ---         ---         ---         (35.2)       ---        ---         ---        (35.2)
  Accretion of carrying
   value of redeemable
   preferred stock to
   redemption value........     ---         ---         ---          (7.3)       ---        ---         ---         (7.3)
  Pension liability
   adjustment..............     ---         ---         ---          ---         (0.9)      ---         ---         (0.9)
  Unrealized holding gain
   on equity securities....     ---         ---         ---          ---         ---        (0.8)       ---         (0.8)
  Translation adjustment...     ---         ---         ---          ---         ---        ---          3.0         3.0
                           ----------- ----------- ----------- ------------ ---------- ----------- ----------- -----------

BALANCE AT DECEMBER 31,
   1995....................     17.2         0.1        40.5       (150.9)       (2.7)       1.0        (2.1)      (96.9)
  Conversion of Warrants...    (14.0)       ---         14.0         ---         ---        ---         ---         ---
  Issuance of Common Stock.     ---         ---          1.3         ---         ---        ---         ---          1.3
  Net income...............     ---         ---         ---          47.7        ---        ---         ---         47.7
  Accretion of carrying
   value of redeemable
   preferred stock to
   redemption value........     ---         ---         ---         (22.9)       ---        ---         ---        (22.9)
  Pension liability
   adjustment..............     ---         ---         ---          ---          0.7       ---         ---          0.7
  Unrealized holding loss
   on equity securities....     ---         ---         ---          ---         ---        (1.0)       ---         (1.0)
  Translation adjustment...     ---         ---         ---          ---         ---        ---         (0.6)       (0.6)
                           ----------- ----------- ----------- ------------ ---------- ----------- ----------- -----------

BALANCE AT DECEMBER 31,
   1996....................$     3.2   $     0.1   $    55.8   $   (126.1)  $    (2.0) $    ---    $    (2.7)  $   (71.7)
                           =========== =========== =========== ============ ========== =========== =========== ===========


   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                      Year Ended December 31,
                                                     -------------------------
                                                       1996     1995    1994
                                                     -------- -------- -------
OPERATING ACTIVITIES
Net Income (Loss)....................................$  47.7  $ (35.2) $  0.5
Adjustments to reconcile net
 income (loss) to cash used in
 operating activities:
   Depreciation .....................................    7.0      7.4    13.7
   Amortization .....................................    6.7      5.5     3.4
   Extraordinary loss on retirement of debt..........  ---        7.5     0.7
   Gain on sale of discontinued operations...........  (84.5)   ---     ---
   Gain on sale of stock of former subsidiary........  ---       (1.0)  (26.0)
   Impairment charges and asset writedowns...........   33.8    ---     ---
   Deferred taxes ...................................   11.3    ---     ---
   Other.............................................   (2.9)     0.1    (5.8)
   Changes in operating assets and
    liabilities (net of effects of
    acquisitions):
       Restricted cash...............................    3.5     (0.5)   (0.4)
       Trade receivables.............................  (23.7)     7.0   (17.6)
       Net inventories...............................  (12.7)    (7.9)    0.1
       Net assets of discontinued operations.........   (5.4)     2.0   ---
       Trade accounts payable........................    4.9     (2.3)   24.4
       Accrued compensation and benefits.............    3.3      5.6     3.3
       Other, net....................................   (6.6)   (16.8)   (5.6)
                                                     -------- -------- -------
         Net cash used in operating activities.......  (17.6)   (28.6)   (9.3)
                                                     -------- -------- -------

INVESTING ACTIVITIES
   Net proceeds from sale of discontinued operations   137.2    ---     ---
   Acquisition of businesses, net of cash acquired...  ---      (92.4)  ---
   Capital expenditures..............................   (8.1)    (5.2)  (12.7)
   Proceeds from sale of excess assets...............    6.5      0.6     3.3
   Proceeds from sale of stock of former subsidiary..  ---        2.7    24.9
   Proceeds from sale of Drexel business.............  ---      ---      10.3
   Proceeds from sale-leaseback of Saarn property....  ---      ---      10.0
   Other.............................................    0.1      0.2     1.0
                                                     -------- -------- -------
         Net cash provided by (used in)
          investing activities.............. ........  135.7    (94.1)   36.8
                                                     -------- -------- -------

FINANCING ACTIVITIES
   Net borrowings (repayments) under revolving
    line of credit agreements.. .....................  (55.0)    35.9    13.0
   Principal repayments of long-term debt............   (1.0)  (153.9)  (41.5)
   Proceeds from issuance of long-term debt,
    net of issuance costs........ ...................  ---      239.8   ---
   Other.............................................    5.6    ---       0.2
                                                     -------- -------- -------
         Net cash provided by (used in)
          financing activities.............. ........  (50.4)   121.8   (28.3)
                                                     -------- -------- -------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS.............. ............   (2.7)    (0.3)    1.3
                                                     -------- -------- -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.   65.0     (1.2)    0.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....    7.0      8.2     9.2
                                                     -------- -------- -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........$  72.0  $   7.0  $  9.7
                                                     ======== ======== =======

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As set forth in Note B below, the Company sold its Material Handling business on November 27, 1996. The sale resulted in a gain of $84.5. The Material Handling business is accounted for as a discontinued operation in the December 31, 1995 consolidated balance sheet, and in the consolidated statement of operations for the years ended December 31, 1996, 1995 and 1994.

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

The assets and liabilities of the Material Handling business as of December 31, 1995 have been segregated in the consolidated balance sheet and are shown under "Net assets of discontinued operations."

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Cash Securing Letters of Credit. The Company has certain cash and cash equivalents that are not available for use in its operations. Certain international operations collateralize letters of credit and performance bonds with cash deposits.

Customer Deposits. The customer deposit asset and liability in 1995 represent a deposit made by an Australian customer on a large order placed with Unit Rig.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out ("LIFO") method for certain domestic inventories and by the first-in, first-out ("FIFO") method for inventories of international subsidiaries and certain domestic inventories. Approximately 5% and 19% of consolidated inventories at December 31, 1996 and 1995, respectively, are accounted for under the LIFO method.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to expense at the time of retirement. Debt issuance costs before amortization totaled $16.9 and $16.1 at December 31, 1996 and 1995, respectively. During 1996, 1995 and 1994, the Company amortized $2.6, $2.3 and $2.3, respectively, of capitalized debt issuance costs; in addition, $7.5 and $0.7 of such costs were charged to extraordinary loss on retirement of debt in 1995 and 1994, respectively.

Intangible Assets. Intangible assets include purchased patents and trademarks. Costs allocated to patents, trademarks and other specifically identifiable assets arising from business combinations are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $5.6 and $3.2 at December 31, 1996 and 1995, respectively.

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

Impairment of Long Lived Assets. The Company's policy is to assess the realizability of its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset. (See Note D -- "Impairment of Long Lived Assets.")

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

Non Pension Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits and has elected the delayed recognition method of adoption of the new standard related to the benefits. (See Note L -- "Retirement Plans.")

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

Foreign Exchange Contracts. The Company uses foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1996 and 1995 the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $29.4 and $21.8, respectively whose fair value approximates its carrying value. In 1995, these contracts related primarily to the customer deposit discussed above.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1996 and 1995.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses.

Income Taxes. The Company records deferred tax assets and liabilities based upon the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. The Company records a valuation allowance for deferred tax assets if realization of such assets is dependent on future taxable income. (See Note I -- "Income Taxes.")

Net Income (Loss) Per Share. Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year. The dilutive effect of common stock equivalents (if applicable) is calculated using the treasury stock method.

Reclassifications.   Certain   amounts   shown  for  1994  and  1995  have  been
reclassified to conform to the 1996 presentation.


NOTE B -- DISCONTINUED OPERATIONS

The Company sold its worldwide Material Handling business ("CMHC") on November 27, 1996 for $139.5 in cash, subject to certain adjustments. The sale resulted in a $84.5 gain net of $2.6 of income taxes. CMHC comprised the Company's Material Handling Segment. The accompanying Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994 include the results of CMHC in "Income (Loss) from Discontinued Operations." Net assets of the discontinued operations at December 31, 1995 have been segregated in the Consolidated Balance Sheet. Please refer to Note A - Basis of Presentation for a discussion of allocation of interest expense. Summary operating results of discontinued operations are as follows:

                                                  Year Ended December 31,
                                            ---------------------------------
                                               1996        1995        1994
                                            ---------   ---------   ---------
Net Sales ................................. $  404.6    $  528.8    $  472.7
Income (loss) before income taxes .........     17.5         4.4        (2.9)
Provision for income taxes ................     --          --          (0.8)

Income (loss) from operations
 of discontinued operations ............... $   17.5    $    4.4    $   (3.7)
Gain on sale of discontinued operations....     84.5        --          --
                                            ---------   ---------   ---------
Income (loss) from discontinued operations. $  102.0    $    4.4    $   (3.7)
                                            =========   =========   =========

Net assets of the discontinued operations at December 31, 1995 were as follows:

Assets:
   Current assets......................  $    114.1
   Non-current assets..................        75.6
                                         -----------
     Total assets......................       189.7
                                         -----------

Liabilities:
   Current liabilities.................        98.3
   Non-current liabilities.............        51.5
                                         -----------
     Total liabilities.................       149.8
                                         -----------

Cumulative translation adjustment......        (1.9)
                                         -----------
     Net assets........................  $     41.8
                                         ===========

 NOTE C -- ACQUISITIONS

PPM, Inc. - On May 9, 1995, the Company, through Terex Cranes, Inc., a wholly owned subsidiary of the Company ("Terex Cranes, Inc."), completed the acquisition (the "PPM Acquisition") of substantially all of the shares of PPM S.A. ("PPM Europe"), from Potain S.A., and all of the capital stock of Legris Industries, Inc., which owns 92.4% of the capital stock of PPM Cranes, Inc. ("PPM North America;" and PPM North America together with PPM Europe collectively referred to as "PPM") from Legris Industries S.A. PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western Europe under the brand names of PPM, P&H (trademark of Harnischfeger Corporation) and BENDINI. Concurrently with the completion of the PPM Acquisition, the Company contributed the assets (subject to liabilities) of its Koehring Cranes and Excavators and Marklift division to Terex Cranes. The former division now operates as Koehring Cranes, Inc., a wholly owned subsidiary of Terex Cranes Inc. ("Koehring"). Koehring manufactures mobile cranes under the LORAIN brand name and aerial lift equipment under the MARKLIFT brand name. PPM and Koehring comprise the Company's Terex Cranes segment.

The purchase price of PPM, including acquisition costs, was approximately $104.5. Approximately $92.6 of the purchase price was paid in cash, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of approximately $21.4, subject to adjustment. The purchase price is subject to adjustment calculated by reference to Western
European crane demand in 1996 and 1997. The preferred stock does not bear a dividend and, accordingly, the Company has valued this stock at approximately $10.0 (discounted at 15%).

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

Cash...............................................  $      1.0
Accounts receivable................................        33.8
Inventories........................................        69.1
Other current assets...............................        11.9
Property, plant and equipment......................        20.5
Other assets.......................................         0.3
Goodwill...........................................        68.0
Accounts payable and other current liabilities.....       (86.6)
Other liabilities..................................       (13.5)
                                                     ------------
                                                     $    104.5
                                                     ============


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

                                                     Unaudited Pro Forma for
                                                   the Year Ended December 31,
                                                   ---------------------------
                                                       1995          1994
                                                   ------------ -------------
Net sales........................................   $   566.3    $  493.8
Income (loss) from operations....................        (3.7)       (5.9)
Loss before extraordinary items..................       (53.0)      (19.3)
Loss before extraordinary items, per share.......   $   (5.89)   $  (2.45)


The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE D -- IMPAIRMENT OF LONG LIVED ASSETS AND OTHER SPECIAL CHARGES

The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in 1996. This statement establishes accounting standards for determining impairment of long-lived assets and long-lived assets to be disposed of. The Company assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. For assets in use or under development, impairment is determined to exist if the estimated future cash flow associated with the asset, undiscounted and without interest charges, is less than the carrying amount of the asset. When the estimated future cash flow indicates that the carrying amount of the asset will not be recovered, the asset is written down to its fair value.

As required by generally accepted accounting principles, goodwill was allocated in the PPM Acquisition to various operating units. After eighteen months of continuous rationalization, estimated future undiscounted cash flows for certain operations would not be sufficient to recover the goodwill and fixed assets recorded for these operations. Thus, in the fourth quarter of 1996 the Company recorded an impairment charge of $16.8 ($13.3 related to goodwill and $3.5 related to fixed assets). Similarly, in the fourth quarter of 1996 the Company wrote off $1.9 of goodwill related to its IMACO unit in the United Kingdom. These 1996 impairment charges totaling $18.7 are included in "Cost of Goods Sold."

In addition to the impairment charges described above, the Company recorded special charges of $8.6 to reduce the value of assets at Unit Rig, $2.0 related to 1993 tax matters at PPM Europe, and $3.0 of other one-time charges during the fourth quarter of 1996.


NOTE E -- INVENTORIES

Inventories consist of the following:

                                                 December 31,
                                            -----------------------
                                               1996        1995
                                            ----------- -----------
Finished equipment......................... $     49.3  $    43.7
Replacement parts..........................       68.0       71.5
Work-in-process............................       19.8       22.6
Raw materials and supplies.................       56.3       45.7
                                            ----------- -----------
                                                 193.4      183.5
Less:  Excess of FIFO inventory value
 over LIFO cost............................       (2.8)      (2.7)
                                            ----------- -----------
  Net inventories.......................... $    190.6  $   180.8
                                            =========== ===========

In 1994, certain inventory quantities were reduced, resulting in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The effects of such liquidations were to decrease cost of goods sold by $0.5 in 1994.


NOTE F -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                    December 31,
                                               ---------------------
                                                  1996       1995
                                               ---------- ----------
Property...................................... $     0.2  $     2.5
Plant.........................................      14.0       20.6
Equipment.....................................      51.2       42.6
                                               ---------- ----------
                                                    65.4       65.7
Less:  Accumulated depreciation...............     (33.7)     (25.6)
                                               ---------- ----------
  Net property, plant and equipment........... $    31.7  $    40.1
                                               ========== ==========

NOTE G -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                       December 31,
                                                 -----------------------
                                                     1996        1995
                                                 ----------- -----------
13.25% Senior Secured Notes
 due May 15, 2002 ("Senior Secured Notes")...... $    247.3  $    247.0
Credit Facility maturing May 9, 1998............      ---          66.8
Note payable....................................        5.0         5.5
Capital lease obligations.......................       14.7         8.3
Other...........................................       14.3         2.3
                                                 ----------- -----------
  Total long-term debt..........................      281.3       329.9
  Current portion of long-term debt.............       19.2         5.7
                                                 ----------- -----------
  Long-term debt, less current portion.......... $    262.1  $    324.2
                                                 =========== ===========


The Senior Secured Notes

On May 9, 1995, the Company issued $250 of Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with the PPM Acquisition and a refinancing of 13.0% Senior Secured Notes due August 1, 1996 ("Old Senior Secured Notes"), and 13.5% Secured Senior Subordinated Notes due July 1, 1997 ("Subordinated Notes"). Except in the event of certain asset sales, there are no principal repayment or sinking fund requirements prior to maturity. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year to holders of record on the immediately preceding May 1 and November 1, respectively. The Notes bear interest at 13 1/4% per annum. Prior to the consummation of an exchange offer on November 5, 1996, the interest rate on the Notes was 13 3/4% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Secured Notes are senior obligations of the Company, pari passu in right of payment with all existing and future senior indebtedness and senior to all subordinated indebtedness. Repayment of the Senior Secured Notes are guaranteed by certain domestic subsidiaries of the Company (the "Guarantors"). The Senior Secured Notes are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, other than cash and cash equivalents, except that as to accounts receivable and inventory and proceeds thereof, and certain related rights, such security shall be subordinated to liens securing obligations outstanding under any working capital or revolving credit facility secured by such accounts receivable and inventory, including the Credit Facility. The Senior Secured Notes are also secured by a lien on certain assets of the Company's foreign subsidiaries. The indenture for the Senior Secured Notes (the "Indenture") places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates.

As required by the Indenture, the Company, following the sale of CMHC, offered to repurchase (the "Offer") $100 principal amount of its 13.25% Senior Secured Notes. The Offer expired on December 27, 1996, but with Senior Secured Notes being tendered for repurchase. As a result, the $100 of sale proceeds was available for other corporate purposes.

In connection with the issuance of the Senior Secured Notes, the Company issued one million stock appreciation rights ("1995 SARs") entitling the holders to receive cash or Terex Corporation common stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each SAR. For 1996 and 1995 no expense was recorded for the 1995 SARs as the redemption value of the 1995 SARs never exceeded the $3.2 obligation recorded when the 1995 SARs were issued.

The Credit Facility

The Company currently has a secured revolving credit facility (the "Credit Facility") with certain institutional lenders (the "Lenders"). Under the terms of such facility, the Company and its domestic subsidiaries (collectively, the "Borrowers") will have availability, subject to the borrowing base limitations set forth below, in an aggregate amount of up to $100. Subject to the terms and conditions set forth in the Credit Facility, the Borrowers may borrow (in the form of revolving loans and up to $15 in outstanding letters of credit) an amount at any time outstanding initially equaling the sum of the following: (i) 75% of the net amount of eligible receivables (as defined in the Credit Facility) of the Borrowers plus (ii) the lesser of (a) 45% of the value of eligible inventory (as defined in the Credit Facility) of the Borrowers or (b) 80% of the appraised orderly liquidation value of eligible inventory.

Each Borrower guarantees, on a joint and several basis, all of the obligations of the other Borrowers under the Credit Facility, which obligations will generally be secured by a first priority security interest in favor of the Lenders in all of the receivables and inventory and certain related rights of the Borrowers.

The Company has the option to base the interest rate on prime or the Eurodollar rate. The outstanding principal amount of prime rate loans initially bears interest at the rate of 1.75% per annum in excess of the prime rate. The outstanding principal amount of Eurodollar rate loans initially bears interest at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate. The Company must pay a fee of 0.25% per annum on the unused portion of the Credit Facility. The Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on the incurrence of indebtedness, liens, asset sales, dividends and other payments, investments, mergers and related party transactions.

The Credit Facility matures on May 9, 1998. The Lenders, at their option, may extend the facility for one additional year. In the event that for any reason the facility is terminated prior to the maturity date, the Borrowers must pay to the Lenders a termination fee of $2.0 if terminated prior to May 9, 1997 and $1.0 thereafter.

Old Senior Secured Notes and Subordinated Notes

The Old Senior Secured Notes and Subordinated Notes were retired on May 9, 1995 in conjunction with the PPM Acquisition and the issuance of the Senior Secured Notes. The Company realized an extraordinary loss of $5.7 and $1.6 on the early extinguishment of the Old Senior Secured Notes and the Subordinated Notes, respectively.

The indenture for the Old Senior Secured Notes required that proceeds from the sale of collateral be used to make an offer to repurchase, at par, an equivalent amount of Old Senior Secured Notes. During 1994, as a result of sales of shares of a former subsidiary's common stock during 1994 and in the last quarter of 1993, the Company repurchased $27.3 principal amount of the Old Senior Secured Notes. The Company realized an extraordinary loss of $0.7 on the repurchases in conjunction with the accelerated write off of related discount and debt issuance costs.

Lending Facility

The Lending Facility was terminated in May 1995 in conjunction with the PPM Acquisition and entering into the Credit Facility. The Company realized an extraordinary loss of $0.2 to write-off the unamortized debt issuance cost at termination. Interest on Lending Facility borrowings was payable monthly at variable rates generally equal to 2.75% above the prime rate.

TEL Facility

In 1995, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "TEL Facility") which provides up to British pounds sterling 47.0 ($80.5) including up to British pounds sterling 10.0 ($17.1) non-recourse discounting of accounts receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds, letters of credit discounting and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The TEL Facility is collateralized primarily by the related accounts receivable. The TEL Facility requires no performance covenants. Proceeds from the TEL Facility are primarily used for working capital purposes. Amounts discounted under this and the prior facility were $6.9 and $11.7 at December 31, 1996 and 1995, respectively.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1996 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note H -- "Lease Commitments":

 1997................................... $     13.3
 1998...................................        1.2
 1999...................................        0.6
 2000...................................        0.5
 2001...................................        0.5
 Thereafter.............................      250.5
                                         -------------
     Total.............................. $    266.6
                                         =============


Based on quoted market values, the Company believes that the fair value of the Senior Secured Notes was approximately $268.8 as of December 31, 1996. The Company believes that, based on quoted market values, the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $45.3, $43.0 and $30.0 of interest in 1996, 1995 and 1994, respectively.

The weighted average interest rate on short term borrowings outstanding was 10.0% at December 31, 1996 and 10.0% at December 31, 1995.


NOTE H -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $8.2 and $12.3 at December 31, 1996 and 1995, respectively, net of accumulated amortization of $9.6 and $3.5 at December 31, 1996 and 1995, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1996 are as follows:

                                                    Capital      Operating
                                                     Leases        Leases
                                                  ------------- -------------
 1997............................................ $      6.3    $      4.7
 1998............................................        3.0           2.8
 1999............................................        2.0           2.1
 2000............................................        1.6           1.8
 2001............................................        2.1           1.7
 Thereafter......................................        0.2           3.1
                                                  ------------- -------------
     Total minimum obligations ..................       15.2    $     16.2
                                                                =============
 Less amount representing interest...............        0.5
                                                  -------------
     Present value of net minimum obligations....       14.7
 Less current portion............................        6.0
                                                  -------------
     Long-term obligations....................... $      8.7
                                                  =============


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $4.7, $3.9 and $3.0 in 1996, 1995, and 1994, respectively.


NOTE I -- INCOME TAXES

The components of Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:

                                                Year ended December 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        ------------- ------------- ------------
United States...........................$     (40.6)  $    (36.1)   $     (2.4)
Foreign.................................       (1.6)         4.0           7.1
                                        ------------- ------------- ------------
Income (loss) from continuing
 operations before income taxes
 and extraordinary items................$     (42.2)  $    (32.1)   $      4.9
                                        ============= ============= ============

The major components of the Company's provision for income taxes are summarized below:

                                                  Year ended December 31,
                                             --------------------------------
                                                1996       1995       1994
                                             ---------- ---------- ----------
Current:
  Federal................................... $   ---    $   ---    $   ---
  State.....................................     ---        ---        ---
  Foreign...................................      12.1        3.8        1.8
  Utilization of foreign net operating
   loss ("NOL") carryforward................     (11.3)      (3.8)      (1.8)
                                             ---------- ---------- ----------
      Current income tax provision..........       0.8      ---        ---

Deferred:
  Deferred foreign income tax...............      11.3      ---        ---
                                             ---------- ---------- ----------
      Total provision for income taxes...... $    12.1      ---        ---
                                             ========== ========== ==========


As a result of the recapitalization of PPM Europe, certain NOL benefit carryforwards which were fully provided for at the acquisition were utilized resulting in a deferred tax charge of $11.3 in the fourth quarter of 1996.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. A valuation allowance has been recognized for the full amount of the deferred tax assets as it is not more likely than not that they will be fully utilized. The tax effects of the basis differences and net operating loss carryforward as of December 31, 1996 and 1995 are summarized below for major balance sheet captions:

                                                1996          1995
                                            ------------- -------------
Net inventories............................ $     ---     $     ---
Fixed assets...............................       ---            (0.9)
Other......................................        (0.8)         (1.1)
                                            ------------- -------------
     Total deferred tax liabilities........        (0.8)         (2.0)
                                            ------------- -------------
Receivables................................         0.6           1.0
Net inventories............................         4.6           3.4
Fixed assets...............................         2.4         ---
Warranties and product liability...........         5.8           5.8
Net assets of discontinued operations......       ---            16.9
All other items............................         6.2           2.8
Benefit of net operating loss carryforward.        96.2         121.7
                                            ------------- -------------
     Total deferred tax assets.............       115.8         151.6
                                            ------------- -------------
Deferred tax assets valuation allowance....      (115.0)       (149.6)
                                            ------------- -------------
     Net deferred tax liabilities.......... $     ---     $     ---
                                            ============= =============


The valuation allowance for deferred tax assets as of January 1, 1995 was $138.6. The net change in the total valuation allowance for the years ended December 31, 1995 and 1996 were an increase of $11.0 and a decrease of $34.6, respectively.

The Company's Provision for Income Taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                             Year ended December 31,
                                        --------------------------------
                                           1996       1995       1994
                                        ---------- ---------- ----------
Statutory federal income tax rate...... $  (14.8)  $  (11.2)  $    1.7
Recognition of fully reserved
  preacquisition deferred tax asset....     11.3      ---        ---
NOL with no current benefit............      7.8       11.4        0.7
Foreign tax differential on
 income/losses of foreign subsidiaries.      1.4       (1.4)      (2.5)
Goodwill...............................      6.3        1.1      ---
Other..................................      0.1        0.1        0.1
                                        ---------- ---------- ----------
     Total provision for income taxes.. $   12.1   $  ---     $  ---
                                        ========== ========== ==========


The effective tax rate for discontinued operations differs from the statutory rate due primarily to utilization of NOL's and foreign tax differential on the income of foreign subsidiaries.

The Company has not provided for U.S. federal and foreign withholding taxes on $24.1 of foreign subsidiaries' undistributed earnings as of December 31, 1996, because such earnings are intended to be reinvested indefinitely. Any income tax liability that would result had such earnings actually been repatriated would likely be offset by utilization of NOL's. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $4.3.

At December 31, 1996, the Company had domestic federal net operating loss carryforwards of $188.6. Approximately $75.5 of the remaining net operating loss carryforwards are subject to special limitations under the Internal Revenue Code, and the NOL's may be affected by the current IRS examination discussed below.

The tax basis net operating loss carryforwards expire as follows:

                                        Tax Basis Net
                                       Operating Loss
                                        Carryforwards
                                       ----------------
 1997................................. $        8.7
 1998.................................         12.0
 1999.................................          4.6
 2000.................................          0.1
 2001.................................          0.3
 2002.................................          0.5
 2003.................................          0.9
 2004.................................         22.4
 2005.................................          0.8
 2006.................................          5.8
 2007.................................         15.1
 2008.................................         42.9
 2009.................................         34.2
 2010.................................         40.3
                                       ----------------
     Total............................ $      188.6
                                       ================


The Company also has various state net operating loss and tax credit carryforwards expiring at various dates through 2010 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $64.5 of loss carryforwards, $48.7 in U.K., $8.2 in France and $7.6 in other countries, which are available to offset future foreign taxable income. Tax loss carryforwards in France generally expire in 2000. The loss carryforwards in the U.K. and other countries are available without expiration.

The Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency based on this examination. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain NOL's and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company filed its administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated.

The Company made no income tax payments in 1996, 1995 and 1994.


NOTE J -- PREFERRED STOCK

The Company's certificate of incorporation was amended in October 1993 to authorize 10.0 million shares of preferred stock, $.01 par value per share. As of December 31, 1996, a total of 1.2 million shares of preferred stock are issued and outstanding as described below.

Series A Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1996, the Company had 1.2 million issued and outstanding shares of Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock"). The Liquidation Preference totaled $45.4 at December 31, 1996. On December 30, 1996, the Company called all of its Series A Preferred Stock for redemption and subsequently redeemed the stock in January 1997 at an aggregate redemption price of $45.4.

The aggregate net proceeds to the Company for the Series A Preferred Stock and the Series A Warrants issued on December 20, 1993 were $27.2. The Company allocated $10.3 and $16.9 of this amount to the Series A Preferred Stock and the Series A Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance, using information provided by the Company's investment bankers. The difference between the initially recorded amount and the redemption amount was accreted to the carrying value of the Series A Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2000. As a result of calling all of the stock for redemption on December 30, 1996, the carrying value of the Series A Preferred Stock was further adjusted for increases in the Liquidation Preference. The total accretion recorded in 1996 and 1995 was $22.9 and $7.3, respectively.

Series B Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1996, the Company had 38.8 thousand issued and outstanding shares of Series B Cumulative Redeemable Convertible Preferred Stock (the
"Series B Preferred Stock"). These shares constitute the remaining balance outstanding of the Series B Preferred Stock issued to certain individuals on December 9, 1994 in consideration for the early termination of a contract between the Company and KCS Industries, L.P., a Connecticut limited partnership ("KCS"), a related party.

NOTE K -- STOCKHOLDERS' DEFICIT

Common Stock. The Company's certificate of incorporation was amended in October 1993 to increase the number of authorized shares of common stock, par value $.01 (the "Common Stock"), to 30.0 million. As of December 31, 1996, there were 13.2 million shares issued and outstanding. Of the 16.8 million unissued shares at that date, 1.8 million shares were reserved for issuance for conversion of Series B Preferred Stock (Note J) and the exercise of stock options and Series A Warrants.

Series A Warrants. In connection with the private placement of the Series A Preferred Stock (see Note J -- "Series A Preferred Stock"), the Company issued
1.3 million Series A Warrants of which 243.2 thousand warrants were outstanding at December 31, 1996. Each Series A Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2000 and is redeemable by the Company under certain circumstances. As of December 31, 1996, upon the exercise or redemption of a Warrant, the holder thereof was entitled to receive 2.41 shares of Common Stock. The exercise price for the Warrants is $.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Series B Warrants. In connection with the issuance of the Series B Preferred Stock (see Note J -- "Series B Preferred Stock"), the Company issued 107.0 thousand Series B Warrants. At December 31, 1996, all warrants have been exercised. The exercise price for the Warrants was $.01 for each share of Common Stock.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of common stock, commencing one year after grant. ISO expire after ten years. At December 31, 1996, 1.1 thousand stock options were available for grant under the ISO.

Long-term Incentive Plans. In May 1996, the shareholders approved, the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of (i) options ("Stock Option Awards") to purchase shares of Common Stock, including Restricted Stock, (ii) shares of Common Stock, including Restricted Stock ("Stock Awards"), and (iii) cash bonus awards based upon a participant's job performance ("Performance Awards"). Subject to adjustment as described below under "Adjustments," the aggregate number of shares of Common Stock (including Restricted Stock, if any) optioned or granted under the 1996 Plan shall not exceed 300 thousand shares. At December 31, 1996
57.5 thousand shares were available for grant under the 1996 Plan. The Company has proposed that the aggregate number of shares available under the 1996 Plan be increased to 800 thousand shares, this proposal is subject to approval by the Company's shareholders. The 1996 Plan provides that a committee (the "Committee") of the Board of Directors consisting of two or more members thereof who are non-employee directors, shall administer the 1996 Plan and has provided the Committee with the flexibility to respond to changes in the competitive and legal environments, thereby protecting and enhancing the Company's current and future ability to attract and retain directors and officers and other key employees and consultants. The 1996 Plan also provides for automatic grants of Stock Option Awards to non-employee directors.

In 1994, the shareholders approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's common stock available to be awarded under the Plan is 750 thousand, subject to certain adjustments. At December 31, 1994 38.3 thousand shares were available for grant under the Plan.

The following table is a summary of stock options under all three of the Company's plans.

                                                               Weighted
                                              Number of    Average Exercise
                                               Options     Price per Share
                                             ------------- ------------------
Outstanding at December 31, 1993............     75,916    $         11.89
   Granted..................................    352,500               5.54
   Exercised................................        ---             ---
   Canceled or expired......................     (4,450)             13.34
                                             ------------- ------------------

Outstanding at December 31, 1994............    423,966    $          6.60
   Granted..................................    448,300               4.85
   Exercised................................        ---             ---
   Canceled or expired......................    (74,166)              6.21
                                             ------------- ------------------

Outstanding at December 31, 1995............    798,100    $          5.65
   Granted..................................    108,500               6.57
   Exercised................................    (18,075)              5.70
   Canceled or expired......................    (45,100)              6.32
                                             ------------- ------------------

Outstanding at December 31, 1996............    843,425    $          5.73
                                             ============= ==================

Exercisable at December 31, 1996............    479,364    $          6.08
                                             ============= ==================

Exercisable at December 31, 1995............    269,893    $          6.31
                                             ============= ==================

Exercisable at December 31, 1994............     54,251    $         12.15
                                             ============= ==================


The following table summarizes information about stock options outstanding at December 31, 1996:

                                                          Weighted
                                            Weighted      Average
                                           Average        Exercise
         Range of             Number of       Life       Price per
      Exercise Prices          Options     (in years)      Share
---------------------------- ------------- ----------- ---------------

$      3.50  - $     6.00        576,050        6.7    $       4.80
$      6.01  - $    10.00        220,625        6.9    $       6.71
$     10.01  - $    14.80         46,750        4.6    $      12.66
                             -------------
                                 843,425        6.6    $       5.73
                             =============


The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been reduced by $0.6 ($0.04 per share) and $0.6 ($0.06 per share) in 1996 and 1995, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: dividend yields of 0% and 0%; expected volatility of 58.72% and 63.76%; risk-free interest rates of 6.42% and 5.57%; and expected life of 6.6 years and 8.6 years. The weighted average fair value of options granted during 1996 and 1995 for which the exercise price equals the market price on the grant date was $0.4 and $1.6, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Appreciation Rights. In connection with the May 1995 issuance of the Senior Secured Notes, the Company issued 1.0 million stock appreciation rights (the "1995 SARs") entitling the holders to receive cash or Common Stock, at the option of the Company, in an amount equal to the average closing sale price of the common stock for 60 trading days prior to the date of exercise less $7.288 for each 1995 SAR. The 1995 SARs expire on May 15, 2002. At December 31, the average closing sale price of the common stock for 60 trading days prior to December 31, 1996 was $8.163 per share. The Company did not record a charge for the 1995 SARs in 1996 or 1995 since the cost to the Company is less than the $3.2 obligation recorded when the 1995 SARs were issued.

NOTE L -- RETIREMENT PLANS

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

Pension expense includes the following components for 1996, 1995 and 1994:

                                                  Year ended December 31,
                                                --------------------------
                                                  1996     1995     1994
                                                -------- -------- --------
Service cost for benefits earned during period..$   0.2  $   0.1  $   0.2
Interest cost on projected benefit obligation...    2.3      2.2      2.2
Actual (return) loss on plan assets.............   (5.0)    (3.8)    (0.4)
Net amortization and deferral...................    3.4      2.0     (1.2)
                                                -------- -------- --------
     Net pension expense........................$   0.9  $   0.5  $   0.8
                                                ======== ======== ========


The following table sets forth the US plans' funded status and the amounts recognized in the Company's financial statements at December 31:

                                                 1996                         1995                          1994
                                     ----------------------------------------------------------- ----------------------------
                                      Overfunded    Underfunded    Overfunded     Underfunded     Overfunded    Underfunded
                                        Plans          Plans          Plans          Plans          Plans          Plans
                                     ------------- ----------------------------- --------------- ------------- ---------------
Actuarial present value of:
  Vested benefits....................$      9.8    $      21.8    $      9.4     $      20.9     $     8.0     $       19.0
                                     ============= ============== ============== =============== ============= ===============
  Accumulated benefits...............$     10.2    $      21.8    $      9.9     $      20.9     $     8.1     $       19.1
                                     ============= ============== ============== =============== ============= ===============
  Projected benefits.................$     10.2    $      21.8    $      9.9     $      20.9     $     8.1     $       19.1
Fair value of plan assets.............     11.5           18.6          10.2            16.5           9.2             14.7
                                     ------------- -------------- -------------- --------------- ------------- ---------------
Projected benefit obligation
  (in excess of) less than
  plan assets.........................      1.3           (3.2)          0.4            (4.4)          1.1             (4.4)
Unrecognized net loss from past
  experience different than assumed...      1.4            2.0           2.6             2.7           2.5              1.8
Unrecognized prior service cost.......      0.8          ---             0.9           ---             0.5            ---
Adjustment to recognize minimum
  liability...........................    ---             (2.0)        ---              (2.7)        ---               (1.8)
                                     ------------- -------------- -------------- --------------- ------------- ---------------
 Pension asset (liability)
  recognized in the  balance sheet...$      3.5    $      (3.2)   $      3.9     $      (4.4)    $     4.1     $       (4.4)
                                     ============= ============== ============== =============== ============= ===============


The expected long-term rate of return on plan assets was 9% for the periods presented. The discount rate assumption was 7.5% for 1996, 7.5% for 1995 and 8.5% for 1994.

In accordance with the provisions of the SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an adjustment of $2.0 and $2.7 to recognize a minimum pension liability at December 31, 1996 and 1995, respectively. This liability is offset by a direct reduction of stockholders' deficit.

In December 1993, Terex contributed 350.0 thousand shares of Terex Common Stock to the Master Trust for the benefit of two of the Terex plans, which were valued by the Company at $2.3 based upon 96.5% of the market value of Terex Common Stock as quoted on the New York Stock Exchange on the day of contribution. The market value of this investment was $3.5 at December 31, 1996.

International Plans

TEL maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. This plan is fully funded. Pension expense relating to this plan was approximately $0.4, $0.3 and $0.3 for the years ended December 31, 1996, 1995 and 1994, respectively.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company can, but is not obligated to, contribute to certain of these plans.

Other Postemployment Benefits

The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service.

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

                                                             1996       1995
                                                          ---------- ----------
Actuarial present value of
 accumulated postretirement benefit obligation of:
   Retirees.............................................. $     2.8  $     4.4
   Active participants...................................     ---        ---
                                                          ---------- ----------
   Total accumulated postretirement benefit obligation...       2.8        4.4
Unamortized transition obligation........................      (3.0)      (3.4)
                                                          ---------- ----------
   Liability (asset) recognized in the balance sheet..... $    (0.2) $     1.0
                                                          ========== ==========


Health care trend rates used in the actuarial assumptions range from 11.5% to 12.0% These rates decrease to 5.5% over a period of 7 to 9 years. The effect of a one percentage-point change in the health care cost trend rates would change the accumulated postretirement benefit obligation approximately 5%. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for the years ended December 31, 1996 and 1995.

Net periodic postretirement benefit expense includes the following components for 1996 and 1995:

                                    Year ended December 31,
                                  ----------------------------
                                      1996          1995
                                  ------------- --------------
Service cost..................... $     ---     $     ---
Interest cost....................         0.2           0.3
Net amortization.................         0.2           0.4
                                  ------------- --------------
     Total....................... $       0.4   $       0.7
                                  ============= ==============


The Company's postretirement benefit obligations are not funded. Net periodic postretirement benefit expense for the years ended December 31, 1996, 1995 and 1994 was approximately $0.3, $0.6 and $0.5 greater on the accrual basis than it would have been on the cash basis.


NOTE M -- LITIGATION AND CONTINGENCIES

In December 1992, a Class Action complaint was filed against a former subsidiary of the Company, the Company, certain of the former subsidiary's then officers and directors and certain of the underwriters of the initial public offering of the former subsidiary, in the United States District Court for the Eastern
District of Michigan, Southern Division, alleging, among other things, violations of certain provisions of the federal securities laws, and seeking unspecified compensatory and punitive damages. The Company settled this litigation, with court approval, and recorded a provision of $0.3 million in the quarter ended March 31, 1995.

In the Company's lines of business numerous suits have been filed alleging damages for accidents that have arisen in the normal course of operations involving the Company's products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company's outstanding letters of credit totaled $7.8. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

As described in Note I -- "Income Taxes," the Internal Revenue Service is currently examining the Company's federal tax returns for the years 1987 through 1989.

The Company has agreed to indemnify certain outside parties for losses related to a former subsidiary's worker compensation obligations. Some of the claims for which Terex is contingently obligated are also covered by bonds issued by an insurance company. The Company recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.


NOTE N -- RELATED PARTY TRANSACTIONS

On August 28, 1995, the Company announced that its Chairman had retired from his position with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and the former chairman have executed a retirement agreement providing certain benefits to the former chairman and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring the former chairman to make himself available to the Company to provide consulting services for certain portions of his time. The former chairman, or his designee, received a fee for consulting services which included payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions and equity grants having a maximum potential of 200.0 thousand shares of Terex common stock conditioned upon the Company achieving certain financial performance objectives in the future. In contemplation of the execution of this retirement agreement, the Company advanced to the former chairman the principal amount of the forgivable loan. During 1996, the Company forgave $0.4 of principal on the loan along with the current interest. The former chairman has also agreed not to compete with the Company, to vote his Terex shares in the manner recommended by the Company's Board of Directors and not to acquire any additional shares of the Company's common stock.

The Company received a letter from the Department of Labor (the "DOL") in May of 1995, alleging that the Company's former Chairman of the Board, at the time a fiduciary for the Company's retirement plans, violated certain provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") in making certain investments which may have been imprudent and by possibly engaging in prohibited transactions under ERISA. On January 31, 1997, the DOL and the Company's former chairman entered into a settlement agreement, which, among other things, obligated the Company's former chairman to pay certain amounts to the Terex Corporation Master Retirement Plan Trust and to the DOL. In connection with the DOL investigation and settlement, the Company has incurred expenses (including legal fees) of $0.2.

The Company, certain directors and executives of the Company, and KCS have been named parties in various legal proceedings. During 1996, 1995 and 1994, the Company incurred $0.3, $0.3 and $0.3, respectively, of legal fees and expenses on behalf of the Company, directors and executives of the Company, and KCS named in the lawsuits.

In 1995, the Company retained Jefferies & Company, Inc., of which a director of the Company was then Executive Vice President, in connection with the offering of the Company's $250 Senior Secured Notes and acquisition of PPM which was completed in May 1995. Jefferies & Company, Inc. was paid $9.2 as an underwriting discount and for services rendered.

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


NOTE O-- BUSINESS SEGMENT INFORMATION

The Company operates in two industry segments: Terex Cranes and Terex Trucks. Prior to November 27, 1996 the Company operated in a third industry segment, the Material Handling Segment, which is treated as a discontinued operation.

Terex Cranes designs, manufactures and markets mobile cranes, aerial platforms, container stackers and scrap handlers and related components and replacement parts. These products are used primarily for construction, repair and maintenance of infrastructure, buildings and manufacturing facilities, for material handling applications in the distribution and transportation industries as well as in the scrap, refuse and lumber industries. Terex Cranes has four significant manufacturing operations: (i) PPM S.A. located in Montceau Les Mines, France, at which mobile cranes and container stackers under the brand name PPM are manufactured, (ii) PPM SpA, located in Crespellano, Italy, at which mobile cranes are manufactured under the BENDINI and PPM brand names, (iii) Terex Cranes, located in Conway, South Carolina, at which mobile cranes are manufactured under the P&H (a licensed trademark of Harnischfeger Corporation) and TEREX brand names, and (iv) Terex Cranes - Waverly Operations located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes, truck cranes and material handlers are manufactured under the brand names TEREX, KOEHRING and LORAIN, and aerial lift equipment is manufactured under the brand name MARKLIFT.

Terex Trucks designs, manufactures and markets heavy-duty, off-highway earthmoving and construction equipment and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel. Terex Trucks has two manufacturing operations: (i) Terex Equipment Limited ("TEL"), located at Motherwell, Scotland, which manufactures off-highway rigid haulers and articulated haulers and scrapers, each sold under the TEREX brand name and to other truck manufacturers on a private label basis; and (ii) the Unit Rig Division of Terex Trucks, located in Tulsa, Oklahoma, which manufactures electric rear and bottom dump haulers principally sold to the copper, gold and coal mining industry customers in North and South America, Asia, Africa and Australia. Unit Rig's products are sold under the Company's TEREX, UNIT RIG, and LECTRA HAUL trademarks. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma.

Industry segment information is presented below:

                                    1996          1995          1994
                                ------------- ------------- --------------
Sales
  Terex Trucks................. $    314.9    $     250.3   $     226.8
  Terex Cranes.................      363.9          252.3          90.4
  Eliminations.................       (0.3)          (1.2)         (3.1)
                                ------------- ------------- --------------
    Total...................... $    678.5    $     501.4   $     314.1
                                ============= ============= ==============

Income (Loss) from Operations
  Terex Trucks................. $      5.6    $      13.0   $      11.2
  Terex Cranes.................        4.8            7.2           7.9
  General/Corporate............       (5.3)          (7.4)         (8.7)
                                ------------- ------------- --------------
    Total...................... $      5.1    $      12.8   $      10.4
                                ============= ============= ==============

Depreciation and Amortization
  Terex Trucks................. $      1.8    $       2.3   $       2.2
  Terex Cranes.................        8.6            7.6           1.0
  General/Corporate............        3.3            3.0           2.9
  Discontinued Operations......      ---             14.8          11.0
                                ------------- ------------- --------------
    Total...................... $     13.7    $      27.7   $      17.1
                                ============= ============= ==============

Capital Expenditures
  Terex Trucks................. $      5.1    $       2.7   $       4.2
  Terex Cranes.................        2.9            2.4           0.4
  General/Corporate............        0.1            0.1           0.3
  Discontinued Operations......      ---              5.3           7.8
                                ------------- ------------- --------------
    Total...................... $      8.1    $      10.5   $      12.7
                                ============= ============= ==============

Identifiable Assets
  Terex Trucks................. $    189.2    $     169.4   $     147.4
  Terex Cranes.................      210.5          239.9          40.3
  General/Corporate............       71.5           27.8          18.9
  Discontinued Operations......      ---             41.8         195.0
                                ------------- ------------- --------------
    Total...................... $    471.2    $     478.9   $     401.6
                                ============= ============= ==============

     Geographic segment information is presented below:

                                       1996          1995          1994
                                   ------------- ------------- --------------
Sales
  North America....................$    379.2    $     292.3   $     206.5
  Europe...........................     348.6          223.0         103.2
  All other........................      27.2           12.9           7.2
  Eliminations.....................     (76.5)         (26.8)         (2.8)
                                   ------------- ------------- --------------
    Total..........................$    678.5    $     501.4   $     314.1
                                   ============= ============= ==============

Income (Loss) from Operations
  North America....................$      1.7    $       8.6   $       9.4
  Europe...........................       8.3           12.0          (0.5)
  All other........................      (1.7)          (4.2)          0.7
  Eliminations.....................      (3.2)          (3.6)          0.8
                                   ------------- ------------- --------------
    Total..........................$      5.1    $      12.8   $      10.4
                                   ============= ============= ==============

Identifiable Assets
  North America....................$    237.0    $     170.2   $     250.6
  Europe...........................     271.1          247.7         167.5
  All other........................       7.2           23.1           8.8
  Eliminations.....................     (44.1)          37.9         (25.3)
                                   ------------- ------------- --------------
    Total..........................$    471.2    $     478.9   $     401.6
                                   ============= ============= ==============


Sales between segments and geographic areas are generally priced to recover costs plus a reasonable markup for profit. Operating income equals net sales less direct and allocated operating expenses, excluding interest and other nonoperating items. Corporate assets are principally cash, marketable securities and administration facilities.

The Company is not dependent upon any single customer.

Export sales from U.S. continuing operations were as follows:

                                              Year ended December 31,
                                     ------------------------------------------
                                         1996          1995          1994
                                     ------------- ------------- --------------
North and South America............. $     31.6    $      20.1   $      17.3
Europe, Africa and Middle East......       49.7           21.5          13.1
Asia and Australia..................       37.5           33.5          33.6
                                     ------------- ------------- --------------
                                     $    118.8    $      75.1   $      64.0
                                     ============= ============= ==============


NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes, Inc."), a wholly-owned subsidiary, completed the acquisition of substantially all of the outstanding stock of PPM. S.A. and Legris Industries, Inc. See Note C for information related to the acquisition.

Terex Cranes, Inc., Koehring Cranes, Inc., (the "Wholly-owned Guarantors"), and PPM Cranes, Inc. (collectively, the "Guarantors"), all subsidiaries of Terex, provide a joint and several, unconditional guarantee of the obligations under the Senior Secured Notes and will provide the same guarantee for the obligations of any registered notes exchanged for the Senior Secured Notes.

With the exception of PPM Cranes, Inc., each of the Guarantors is a corporation organized and existing under the laws of the state of Delaware and is a wholly-owned subsidiary of the Company. PPM Cranes, Inc. is a corporation organized and existing under the laws of the state of Delaware and is 92.4% owned by Terex.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries. Separate financial statements of the Wholly-owned Guarantors are not presented because management has determined that they would not be material to investors. Separate audited financial statements of PPM Cranes, Inc. have been provided pursuant to Rule 3-10 of Regulation S-X.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.

Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor Subsidiaries (Terex Cranes, Inc. and Koehring Cranes, Inc.). Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM Pty Ltd and PPM Far East Ltd) are reported on an equity basis.

Non-Guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the Senior Secured Notes. These subsidiaries include Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., PPM S.A., Bendini S.P.A., Brimont Agraire, PPM Kranes, Baulift, PPM Pty Ltd., and PPM Far East Ltd.

Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $      53.5   $     ---     $    ---      $     18.5    $    ---      $      72.0
     Cash securing letters of credit....         0.9         ---          ---             2.5         ---              3.4
     Trade receivables - net............        21.8          10.1         12.8          65.6         ---            110.3
     Intercompany receivables...........         4.7           2.8          8.6          26.6         (42.7)         ---
     Inventories - net..................        44.9          25.3         27.9          93.8          (1.3)         190.6
     Other current assets...............         2.0         ---            0.1          11.8         ---             13.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       127.8          38.2         49.4         218.8         (44.0)         390.2
   Property, plant & equipment - net....         3.5           4.5        ---            23.7         ---             31.7
   Investment in and advances to
     (from)   subsidiaries..............        27.9         (70.2)        (5.4)        (89.7)        137.4          ---
   Goodwill - net.......................       ---           ---           15.5          16.9         ---             32.4
   Debt issuance costs and intangible
    assets - net........................         6.4           0.9          2.3           3.1         ---             12.7
   Other assets.........................         3.0         ---            0.1           1.1         ---              4.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     168.6   $     (26.6)  $     61.9    $    173.9    $     93.4    $     471.2
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $     ---     $     ---     $      0.8    $     18.4    $    ---      $      19.2
     Trade accounts payable.............        13.3          11.7          5.0          74.4         ---            104.4
     Intercompany payables..............        10.8           7.6         10.7          13.6         (42.7)         ---
     Accruals and other current
       liabilities......................        35.2           3.6         10.1          22.5         ---             71.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        59.3          22.9         26.6         128.9         (42.7)         195.0
   Long-term debt less current portion..       119.1          17.8         51.7          73.5         ---            262.1
   Other long-term liabilities..........        14.3           1.8          1.2          12.3         ---             29.6
   Minority interest and redeemable
     preferred stock....................       ---             9.4          0.6         ---           ---             10.0
   Redeemable convertible preferred stock       46.2         ---          ---           ---           ---             46.2
   Stockholders' deficit................       (70.3)        (78.5)       (18.2)        (40.8)        136.1          (71.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT.............................. $     168.6   $     (26.6)  $     61.9    $    173.9    $     93.4    $     471.2
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET SALES............................... $     175.3   $     134.7   $     88.0    $    356.5    $    (76.0)   $     678.5
  Cost of goods sold....................       163.1         112.8         89.3         318.8         (74.7)         609.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
GROSS PROFIT............................        12.2          21.9         (1.3)         37.7          (1.3)          69.2
  Engineering, selling & administrative
   expenses.............................         18.3           8.7          5.2          31.9         ---             64.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM OPERATIONS...........        (6.1)         13.2         (6.5)          5.8          (1.3)           5.1
  Interest income.......................         0.4         ---          ---             0.8         ---              1.2
  Interest expense......................       (23.6)         (2.5)        (7.0)        (11.7)        ---            (44.8)
  Income (loss) from equity investees...       (20.6)        (35.4)        (1.2)        ---            57.2          ---
  Other income (expense) - net..........        (3.7)         (0.7)        (0.3)          1.0         ---             (3.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS.................................       (53.6)        (25.4)       (15.0)         (4.1)         55.9          (42.2)
  Provision for income taxes............       ---           ---          ---           (12.1)        ---            (12.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS............       (53.6)        (25.4)       (15.0)        (16.2)         55.9          (54.3)
  Income (loss) from discontinued
   operations, net of tax expense.......       102.1          17.6        ---             3.0         (20.7)         102.0
                                         ------------- ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS).......................        48.5          (7.8)       (15.0)        (13.2)         35.2           47.7
  Less preferred stock accretion........       (22.3)         (0.6)       ---           ---           ---            (22.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK $      26.2   $      (8.4)  $    (15.0)   $    (13.2)   $     35.2    $      24.8
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................. $     (18.7)  $     ---     $     (0.5)   $      1.6    $    ---      $     (17.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................        (0.5)         (0.1)        (0.3)         (7.2)        ---             (8.1)
  Net proceeds from sale of discontinued
   operations...........................       137.2         ---          ---           ---           ---            137.2
  Proceeds from sale of excess assets...         0.3           0.2          1.0           5.0         ---              6.5
  Other - net...........................       ---           ---          ---             0.1         ---              0.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net cash used in investing activities.       137.0           0.1          0.7          (2.1)        ---            135.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under
   revolving line of credit agreements..       (66.8)        ---            0.4          11.4         ---            (55.0)
  Principal repayments of long-term debt       ---           ---           (1.0)        ---           ---             (1.0)
  Other.................................        (0.8)        ---            0.1           6.3         ---              5.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net cash provided by financing
   activities...........................       (67.6)        ---           (0.5)         17.7         ---            (50.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------

  Effect of exchange rates on cash and
   cash equivalents.....................        (0.4)        ---          ---            (2.3)        ---             (2.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net increase (decrease) in cash and
   cash equivalents.....................        50.3           0.1         (0.3)         14.9         ---             65.0
  Cash and cash equivalents, beginning
   of period............................         3.1         ---            0.3           3.6         ---              7.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Cash and cash equivalents, end of
   period............................... $      53.4   $       0.1   $    ---      $     18.5    $    ---      $      72.0
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1995
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $       3.1   $     ---     $      0.3    $       3.6   $    ---      $       7.0
     Cash securing letters of credit....         2.1           0.2        ---              4.6        ---              6.9
     Trade receivables - net............        19.6           9.7         10.7           47.7        ---             87.7
     Intercompany receivables...........         0.3           0.8          1.5           15.9        (18.5)         ---
     Customer deposit...................       ---           ---          ---             19.1        ---             19.1
     Inventories - net..................        46.1          24.6         23.5           86.9         (0.3)         180.8
     Other current assets...............         1.1         ---            0.2            9.2        ---             10.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        72.3          35.3         36.2          187.0        (18.8)         312.0
   Property, plant & equipment - net....        11.1           4.9          3.6           20.5        ---             40.1
   Investment in and advances to
     (from)   subsidiaries..............        93.8         (56.4)        (0.5)        (137.7)       100.8          ---
   Goodwill - net.......................       ---           ---           29.4           31.9        ---             61.3
   Debt issuance costs and intangible
     assets - net.......................         7.1           1.1          2.8            3.5        ---             14.5
   Other assets.........................         3.7           2.5        ---              3.0        ---              9.2
   Net assets of discontinued operations       ---           (13.6)       ---             55.4        ---             41.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     188.0   $     (26.2)  $     71.5    $     163.6   $     82.0    $     478.9
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $     ---     $     ---     $      0.9    $       4.8   $    ---      $       5.7
     Trade accounts payable.............        14.5          10.1          5.4           69.5        ---             99.5
     Intercompany payables..............        12.3         ---            3.9            2.3        (18.5)         ---
     Customer deposit...................       ---           ---          ---             19.1        ---             19.1
     Accruals and other current
       liabilities......................        25.9           4.9         12.0           29.2        ---             72.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        52.7          15.0         22.2          124.9        (18.5)         196.3
   Long-term debt less current portion..       194.7          17.9         51.5           60.1        ---            324.2
   Other long-term liabilities..........        12.5           1.6          1.0            6.2        ---             21.3
   Minority interest and redeemable
    preferred stock.....................       ---             9.4        ---            ---          ---              9.4
   Redeemable convertible preferred stock       24.6         ---          ---            ---          ---             24.6
   Stockholders' deficit................       (96.5)        (70.1)        (3.2)         (27.6)       100.5          (96.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT.............................. $     188.0   $     (26.2)  $     71.5    $     163.6   $     82.0    $     478.9
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1995
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET SALES............................... $     146.7   $      99.2   $      54.5   $     237.6   $    (36.6)   $     501.4
  Cost of goods sold....................       129.4          83.4          48.1         206.4        (36.3)         431.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
GROSS PROFIT............................        17.3          15.8           6.4          31.2         (0.3)          70.4
  Engineering, selling & administrative
   expenses.............................        21.3           6.3           4.2          25.8        ---             57.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM OPERATIONS...........        (4.0)          9.5           2.2           5.4         (0.3)          12.8
  Interest income.......................         0.7         ---           ---           ---          ---              0.7
  Interest expense......................       (20.5)         (1.7)         (4.7)        (11.8)       ---            (38.7)
  Income (loss) from equity investees...         0.1         (13.9)         (0.5)        ---           14.3          ---
  Other income (expense) - net..........        (5.0)         (0.1)         (0.2)         (1.6)       ---             (6.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS.................................       (28.7)         (6.2)         (3.2)         (8.0)        14.0          (32.1)
  Provision for income taxes............       ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS............       (28.7)         (6.2)         (3.2)         (8.0)        14.0          (32.1)
  Income (loss) from discontinued
   operations, net of tax expense.......       ---             4.4         ---             4.5         (4.5)           4.4
  Extraordinary loss on retirement of
   debt.................................        (6.2)         (0.8)        ---            (0.5)       ---             (7.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCOME (LOSS).......................       (34.9)         (2.6)         (3.2)         (4.0)         9.5          (35.2)
  Less preferred stock accretion........        (7.3)        ---           ---           ---          ---             (7.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK $     (42.2)  $      (2.6)  $      (3.2)  $      (4.0)  $      9.5    $     (42.5)
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1995
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................. $      59.2   $       1.9   $    (46.7)   $     (43.0)  $    ---      $     (28.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash
   acquired.............................       (92.4)        ---          ---            ---          ---            (92.4)
  Capital expenditures..................        (0.9)         (2.2)        (0.2)          (1.9)       ---             (5.2)
  Proceeds from sale of excess assets...       ---             0.3          0.1            0.2        ---              0.6
  Proceeds from sale of stock of former
   subsidiary...........................         2.7         ---          ---            ---          ---              2.7
  Other - net...........................         0.1         ---          ---              0.1        ---              0.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net cash used in investing activities.       (90.5)         (1.9)        (0.1)          (1.6)       ---            (94.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under
   revolving line of credit agreements..        35.9         ---          ---            ---          ---             35.9
  Principal repayments of long-term debt      (116.9)        (18.0)       ---            (19.0)       ---           (153.9)
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       112.0          18.0         47.1           62.7        ---            239.8
  Other.................................       ---           ---          ---            ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net cash provided by financing
   activities...........................        31.0         ---           47.1           43.7        ---            121.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

  Effect of exchange rates on cash and
   cash equivalents.....................        (0.3)        ---          ---            ---          ---             (0.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net increase (decrease) in cash and
   cash equivalents.....................        (0.6)        ---            0.3           (0.9)       ---             (1.2)
  Cash and cash equivalents, beginning
   of period............................         3.7         ---          ---              4.5        ---              8.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Cash and cash equivalents, end of
   period............................... $       3.1   $     ---     $      0.3    $       3.6   $    ---      $       7.0
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1994
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET SALES............................... $     139.7   $      87.4   $     ---     $     117.5   $      (30.5) $      314.1
  Cost of goods sold....................       120.2          73.1         ---           102.9          (30.2)        266.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
GROSS PROFIT............................        19.5          14.3         ---            14.6           (0.3)         48.1
  Engineering, selling & administrative
   expenses.............................        22.4           6.4         ---             8.9          ---            37.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM OPERATIONS...........        (2.9)          7.9         ---             5.7           (0.3)         10.4
  Interest income.......................         0.1         ---           ---             0.4          ---             0.5
  Interest expense......................       (27.3)        ---           ---            (1.0)         ---           (28.3)
  Income (loss) from equity investees...         7.3         ---           ---           ---             (7.3)        ---
  Other income (expense) - net..........        24.1          (0.8)        ---            (1.0)         ---            22.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS.................................         1.3           7.1         ---             4.1           (7.6)          4.9
  Provision for income taxes............       ---           ---           ---           ---            ---           ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEMS............         1.3           7.1         ---             4.1           (7.6)          4.9
  Income (loss) from discontinued
   operations, net of tax expense.......       ---            (3.7)        ---            (4.9)           4.9          (3.7)
  Extraordinary loss on retirement of
   debt.................................        (0.5)         (0.1)        ---            (0.1)         ---            (0.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCOME (LOSS).......................         0.8           3.3         ---            (0.9)          (2.7)          0.5
  Less preferred stock accretion........        (6.0)        ---           ---           ---            ---            (6.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK $      (5.2)  $       3.3   $     ---     $      (0.9)  $       (2.7) $       (5.5)
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1994
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES.................. $      (5.6)  $      (1.5)  $    ---      $      (2.2)  $    ---      $      (9.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..................        (3.9)         (5.5)       ---             (3.3)       ---            (12.7)
  Proceeds from sale of excess assets...       ---             3.0        ---              0.3        ---              3.3
  Proceeds from sale of stock of former
   subsidiary...........................        24.9         ---          ---             --          ---             24.9
  Proceeds from sale of Drexel business.       ---            10.3        ---            ---          ---             10.3
  Proceeds from sale-leaseback of Saarn
   property.............................       ---           ---          ---             10.0        ---             10.0
  Other - net...........................         1.0         ---          ---            ---          ---              1.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net cash provided by (used in)
   investing activities ................        22.0           7.8        ---              7.0        ---             36.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (repayments) under
   revolving line of credit agreements..        13.0         ---          ---            ---          ---             13.0
  Principal repayments of long-term debt       (27.0)         (6.5)       ---             (8.0)       ---            (41.5)
  Other.................................         0.2         ---          ---            ---          ---              0.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net cash provided by financing
   activities...........................       (13.8)         (6.5)       ---             (8.0)       ---            (28.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Effect of exchange rates on cash and
   cash equivalents.....................       ---           ---          ---              1.3        ---              1.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Net increase (decrease) in cash and
   cash equivalents.....................         2.6          (0.2)       ---             (1.9)       ---              0.5
  Cash and cash equivalents, beginning
   of period............................         1.1           0.2        ---              7.9        ---              9.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
  Cash and cash equivalents, end of
   period............................... $       3.7   $     ---     $    ---      $       6.0   $    ---      $       9.7
                                         ============= ============= ============= ============= ============= =============

NOTE Q -- SUBSEQUENT EVENTS

On February 24, 1997, the Company executed an Agreement of Purchase and Sale (the "Purchase Agreement") with Simon Engineering plc and certain subsidiaries (collectively, "Simon Engineering") pursuant to which the Company has agreed to acquire the industrial businesses of Simon Access division ("Simon Access Division") from Simon Engineering for approximately $90.

The Simon Access Division to be acquired consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. The Simon Access Division products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to utility companies as well as to customers in the industrial and construction markets. Specifically, Terex has agreed to acquire 100% of the outstanding common stock of (i) Simon-Telelect Inc., a Delaware corporation, (ii) Simon Aerials, Inc., a Wisconsin corporation and parent company of Simon RO, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon Cella, S.r.l., a company incorporated under the laws of Italy, and (v) Simon Aerials Limited, a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. Not included in the businesses to be acquired are the Simon Access Division's fire fighting equipment businesses.

The consummation of the acquisition is expected to take place in April 1997 and is subject principally to the approval of the transactions the shareholders of Simon Engineering plc. Upon consummation of the acquisition, the purchased business units will become a part of the Terex Cranes segment.

In conjunction with the acquisition of Simon Access Division, the Company has received a commitment for financing from a financial institution. The commitment is for a three year period for a $125.0 credit facility (the "New Credit Facility") to be secured by the Company's domestic receivables and inventories. The New Credit Facility will replace the Company's $100.0 Credit Facility that matures in May 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholder of PPM Cranes, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of PPM Cranes, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year and the eight-month period, respectively, then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Stamford, Connecticut
March 6, 1997


                                PPM Cranes, Inc.

                      Consolidated Statement of Operations

                                  (in millions)



                                                                  Eight Months
                                                    Year Ended      Ended
                                                   December 31,   December 31,
                                                       1996          1995
                                                   ------------- -------------

Net sales......................................... $    95.9     $    57.1
Cost of goods sold................................      98.4          49.4
                                                   ------------- -------------
     Gross profit.................................      (2.5)          7.7

Engineering, selling and administrative expenses..       6.6           5.8
                                                   ------------- -------------
     Income from operations.......................      (9.1)          1.9

Interest expense..................................       7.5           4.8
Amortization of debt issuance costs...............       0.5           0.3
                                                   ------------- -------------
     Loss before income taxes.....................     (17.1)         (3.2)

Provision for income taxes........................     ---           ---
                                                   ------------- -------------

     Net loss..................................... $   (17.1)    $    (3.2)
                                                   ============= =============

   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                           Consolidated Balance Sheet

                       (in millions, except share amounts)

                                                        December 31,
                                                 ---------------------------
                                                     1996          1995
                                                 ------------- -------------
Assets
Current assets:
  Cash...........................................$      0.4    $      0.5
  Trade accounts receivable, less
   allowance of $0.9 and $0.5 at
   December 31, 1996 and 1995, respectively......      14.4          11.9
  Net inventories................................      29.2          25.0
  Due from affiliates............................      10.2           1.0
  Prepaid expenses and other current assets......       0.1           0.6
                                                 ------------- -------------

Total current assets.............................      54.3          39.0

Property, plant and equipment, net...............       0.1           3.9

Intangible assets:
  Goodwill - net.................................      17.0          30.9
  Other identified intangible assets - net.......       2.4           2.8
                                                 ------------- -------------

Total assets.....................................$     73.8    $     76.6
                                                 ============= =============

Liabilities and shareholders' deficit
 Current liabilities:
  Trade accounts payable.........................$      5.0    $      5.5
  Accrued warranties and product liability.......       7.5           8.2
  Accrued expenses...............................       2.9           4.1
  Due to affiliates..............................      12.3           3.9
  Due to Terex Corporation.......................       8.9           2.1
  Current portion of long-term debt..............       1.3           0.9
                                                 ------------- -------------

Total current liabilities........................      37.9          24.7
                                                 ------------- -------------

Non-current liabilities:
  Long-term debt, less current portion...........      54.2          54.0
  Other non-current liabilities..................       1.9           1.0
                                                 ------------- -------------

Total non-current liabilities....................      56.1          55.0
                                                 ------------- -------------

Commitments and contingencies

Shareholders' deficit:
  Common stock, Class A, $.01 par value --
   authorized 8,000 shares;
   issued and outstanding 5,000 shares...........     ---           ---
  Common stock, Class B, $.01 par value --
   authorized 2,000 shares;
   issued and outstanding 413 shares.............     ---           ---
  Accumulated deficit............................     (20.3)         (3.2)
  Foreign currency translation adjustments.......       0.1           0.1
                                                 ------------- -------------

Total shareholders' deficit......................     (20.2)         (3.1)
                                                 ------------- -------------

Total liabilities and shareholders' deficit......$     73.8    $     76.6
                                                 ============= =============

   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                 Consolidated Statement of Shareholders' Deficit

                                  (in millions)



                                                                       Foreign
                                                                       Currency
                                         Common      Accumulated     Translation
                                          Stock        Deficit       Adjustments       Total
                                       ----------- ---------------- -------------- --------------
Balance at May 9, 1995................ $     ---   $        ---     $       ---    $     ---

    Net loss..........................       ---             (3.2)          ---           (3.2)
    Translation adjustment............       ---            ---               0.1          0.1
                                       ----------- ---------------- -------------- --------------

Balance at December 31, 1995.......... $     ---   $         (3.2)  $         0.1  $      (3.1)

    Net loss..........................       ---            (17.1)          ---          (17.1)
    Translation adjustment............       ---            ---
                                       ----------- ---------------- -------------- --------------

Balance at December 31, 1996.......... $     ---   $        (20.3)  $         0.1  $     (20.2)
                                       =========== ================ ============== ==============

   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                      Consolidated Statement of Cash Flows

                                  (in millions)

                                                                    Eight Months
                                                        Year Ended     Ended
                                                       December 31, December 31,
                                                           1996         1995
                                                       ------------ ------------
Operating activities
Net loss.............................................. $   (17.1)   $     (3.2)
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization.....................       3.2           2.1
    Impairment charge.................................      13.5         ---
    Other.............................................       1.4         ---
    Changes in operating assets and liabilities:
         Accounts receivable..........................      (2.5)         (3.3)
         Net inventories..............................      (4.2)          2.7
         Prepaid expenses and other current assets....       0.1           0.4
         Accounts payable.............................      (0.5)         (1.2)
         Net amounts due to affiliates................       6.0           3.2
         Accrued warranties and product liability.....      (0.7)         (1.0)
         Accrued expenses.............................      (1.2)          0.3
         Other (net)..................................       1.3           0.3
                                                       ------------ ------------

Net cash provided by (used in) operating activities...      (0.7)          0.3
                                                       ------------ ------------

Investing activities
Purchases of property, plant and equipment............      (0.4)         (0.2)
Proceeds from sale of excess assets...................       1.1         ---
                                                       ------------ ------------
Net cash provided by (used in) investing activities...       0.7          (0.2)
                                                       ------------ ------------

Financing activities
Net borrowings under revolving line
 of credit agreements.................................       0.8         ---
Principal repayments of long-term debt................      (1.0)        ---
Other.................................................       0.1         ---
                                                       ------------ ------------
Net cash used by financing activities.................      (0.1)        ---
                                                       ------------ ------------

Effect of exchange rate changes on cash...............     ---             0.1
                                                       ------------ ------------

Net increase (decrease) in cash and cash equivalents..      (0.1)          0.2
Cash at beginning of period...........................       0.5           0.3
                                                       ------------ ------------

Cash at end of period................................. $     0.4    $      0.5
                                                       ============ ============

Supplemental disclosure of cash flow information
Cash paid for interest................................ $   ---      $    ---
                                                       ============ ============
Cash paid for income taxes............................ $   ---      $    ---
                                                       ============ ============


   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996

                            (In millions of dollars)


NOTE A -- DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PPM Cranes, Inc. (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic and lattice boom cranes and related spare parts.

On May 9, 1995 (the "date of acquisition"), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware Corporation which owns 92.4% of the capital stock of PPM Cranes, Inc. Terex Corporation and Terex Cranes, Inc., are both Delaware corporations. Prior to the acquisition of Legris Industries, Inc. by Terex Cranes, Inc. on May 9, 1995, Legris Industries, Inc. was a holding company, with no assets, liabilities, or operations other than its investment in PPM.

The financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; PPM of Australia Pty. Ltd., and PPM Far East Private Ltd., a Singapore company. All material intercompany transactions and profits have been eliminated. During 1995, management closed the operations of PPM Far East Private Ltd.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment. Additions and major replacements or improvements to property, plant and equipment are recorded at cost. Maintenance, repairs and minor replacements are charged to expense when incurred. Assets of the Company are depreciated using the straight-line method over their estimated useful lives, which range from three to twenty years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is amortized on a straight-line basis over fifteen years. Accumulated amortization is $2.2 and $1.4 at December 31, 1996 and 1995, respectively.

Debt Issuance Costs. Debt issuance costs incurred by Terex Corporation in securing the financing related to acquiring the Company have been capitalized and are reflected in the financial statements. Capitalized debt issuance costs are amortized over the term of the related debt. Accumulated amortization is $0.8 and $0.3 at December 31, 1996 and 1995, respectively.

Impairment of Long Lived Assets. The Company's policy is to assess the realizability of its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset.

Product Liability and Warranty. The Company records accruals for potential warranty and product liability claims based on the Company's claim experience. Warranty costs are accrued at the time revenue is recognized. The Company provides self-insurance accruals for estimated product liability experience on claims and for claims anticipated to have been incurred which have not yet been reported. Prior to August 1, 1995, the Company maintained product liability insurance; therefore, the product liability accrual was equal to the estimated product liability less expected recoveries under insurance policies. Product liability payments, including expenses, are estimated to be approximately $2.0 per year.

Income Taxes. Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company is a part of a group that files a consolidated income tax return. The method used to allocate income taxes to members of the group is one in which current and deferred income taxes are calculated on a separate return basis as if the Company had not been included in a consolidated income tax return with its parent. The tax benefit associated with the acquisition debt has been taken into account in the Company's tax provision.

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

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Deficit. Gains or losses resulting from foreign currency transactions were not material in 1996 and 1995.

Foreign Exchange Contracts. The Company uses foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1996 the Company had no material outstanding foreign exchange contracts.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1996 and 1995.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses and amounted to $0.1 and $0.1 in 1996 and 1995, respectively.


NOTE C -- IMPAIRMENT OF LONG LIVED ASSETS

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," in 1996. This statement establishes accounting standards for determining impairment of long-lived assets and long-lived assets to be disposed of. The Company assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. For assets in use or under development, impairment is determined to exist if the estimated future cash flow associated with the asset, undiscounted and without interest charges, is less than the carrying amount of the asset. When the estimated future cash flow indicates that the carrying amount of the asset will not be recovered, the asset is written down to its fair value.

As required by generally accepted accounting principles, goodwill was allocated in the PPM Acquisition to various operating units. After eighteen months of continuous rationalization, estimated future undiscounted cash flows for certain U.S. operations would not be sufficient to recover the goodwill and fixed assets recorded for these operations. Thus, in the fourth quarter of 1996 the Company recorded an impairment charge of $13.5. These 1996 impairment charges totaling $13.5 are included in "Cost of Goods Sold."


NOTE D -- INVENTORIES

Inventories at December 31, 1996 and 1995 consist of the following:

                                                      1996     19955
                                                    --------- ---------
Raw materials and supplies.......................   $  13.4   $     9.4
Work in process..................................       3.0         2.5
Replacement parts................................       7.9         8.6
Finished goods equipment.........................       4.9         4.5
                                                    --------- ---------
                                                    $  29.2   $    25.0
                                                    ========= =========


NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1996 and 1995 consists of the following:

                                                      1996       1995
                                                   ---------- ----------
Property.......................................... $     0.1  $     0.1
Plant.............................................     ---          1.6
Machinery and equipment...........................     ---          2.6
                                                   ---------- ----------
                                                         0.1        4.3
Less accumulated depreciation.....................     ---          0.4
                                                   ---------- ----------
                                                   $     0.1  $     3.9
                                                   ========== ==========


Depreciation expense for 1996 and 1995 was $0.6 and $0.4, respectively.


NOTE F -- LONG TERM DEBT

Long-term debt at December 31, 1996 and 1995 is summarized as follows:

                                                       1996          1995
                                                  -------------- -------------
13.25% Senior Secured Notes due May 15, 2002..... $     49.5     $    49.4
Note payable.....................................        5.0           5.5
Other............................................        1.0         ---
                                                  -------------- -------------
     Total long-term debt........................       55.5          54.9
Current portion long-term debt...................        1.3           0.9
                                                  -------------- -------------
     Long-term debt less current portion......... $     54.2     $    54.0
                                                  ============== =============


The Senior Secured Notes

On May 9, 1995, Terex Corporation issued $250 of Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with Terex Corporation's acquisition of substantially all of the capital stock of PPM Cranes, Inc. and P.P.M. S.A. and the refinancing of Terex Corporation's debt. Of the total amount $50 relates to the acquisition of substantially all of the capital stock of PPM Cranes, Inc. and has been included in the Company's balance sheet. Except in the event of certain asset sales, there are no principal repayment or sinking fund requirements prior to maturity. The notes bear interest at 13 1/4% per annum. Prior to the consummation of an exchange offer on November 4, 1996, the interest rate on the notes was 13 3/4% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

Repayments of the Senior Secured Notes are guaranteed by certain domestic subsidiaries of Terex Corporation (the "Guarantors"), including PPM Cranes, Inc. The Senior Secured Notes are secured by a first priority security interest on substantially all of the assets of Terex Corporation and the Guarantors, other than cash and cash equivalents, except that as to accounts receivable and inventory and proceeds thereof, and certain related rights, such security shall be subordinated to liens securing obligations outstanding under any working capital or revolving credit facility secured by such accounts receivable and inventory. The indenture for the Senior Secured Notes places certain limits on Terex Corporation's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates.

Note payable - Harnischfeger Corporation

The note payable to Harnischfeger Corporation is not interest bearing.


Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1996 in the successive five-year period are summarized as follows:

                                 Note Payable -
                                 Harnischfeger       Other         Total
                                ---------------- ------------- -------------
 1997...........................$       0.8      $      0.4     $   1.2
 1998...........................        0.8           ---           0.8
 1999...........................        0.8           ---           0.8
 2000...........................        0.8             0.1         0.9
 2001...........................        0.8             0.1         0.9
 Thereafter.....................        5.0            49.7        54.7
                                ---------------- ------------- -------------
                                        9.0            50.3        59.3
 Imputed Interest...............       (4.0)          ---          (4.0)
                                ---------------- ------------- -------------
                                $       5.0      $     50.3     $  55.3
                                ================ ============= =============


Based on quoted market values, the Company believes that the fair value of the Senior Secured Notes was approximately $53.8 as of December 31, 1996. The Company believes that, based on quoted market values, the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.


NOTE G -- EMPLOYEE BENEFIT PLAN

The Company participates in a defined contribution plan which is sponsored by Terex Corporation. The plan covers U.S. employees. Under the plan, the Company matches a portion of an employee's contribution to the plan. The related expense to the Company was $0.1 and $0.1 for 1996 and 1995, respectively.

NOTE H -- INCOME TAXES

The components of income (loss) before income taxes consisted of the following:

                                                                 Eight Months
                                                 Year Ended     Ended December
                                                December 31,       31, 1995
                                                    1996
                                               ---------------- ----------------
Domestic....................................   $      (16.3)    $      (3.6)
Foreign.....................................           (0.8)            0.4
                                               ---------------- ----------------

                                               $      (17.1)    $      (3.2)
                                               ================ ================


The Company has no provision for federal, foreign and state income taxes (benefit).

The Company has not provided deferred taxes on $0.9 of cumulative undistributed earnings of foreign subsidiaries as of December 31, 1996 as these earnings will be either permanently re-invested or remitted substantially free of additional income tax.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. In accordance with SFAS No. 109, "Accounting for income taxes," a valuation allowance fully offsetting the net deferred tax asset, has been recognized. The tax effects of the basis differences and Net Operating Loss ("NOL") carryforward as of December 31, 1996 and 1995 are summarized below:

                                                              Eight Months
                                              Year Ended     Ended December
                                             December 31,       31, 1995
                                                 1996
                                           ----------------- ----------------
Total deferred tax liabilities............ $       ---       $       (0.2)
                                           ----------------- ----------------

Receivables...............................           0.2              0.2
Inventory.................................           2.6              2.4
Fixed Assets..............................           0.9            ---
Product liability.........................           2.0              2.2
Warranty..................................           0.6              0.6
Other.....................................           0.3              0.1
NOL carryforwards.........................          18.0             18.1
                                           ----------------- ----------------
Total deferred tax assets.................          24.6             23.6

Deferred tax asset valuation allowance....         (24.6)           (23.4)
                                           ----------------- ----------------

Net deferred taxes........................ $       ---       $      ---
                                           ================= ================


The valuation allowance for deferred tax assets at acquisition date, May 9, 1995, was $22.7. Any future reduction of this valuation allowance attributable to the pre-acquisition period will reduce goodwill. The net change in the valuation allowance for 1996 and for the eight months ending December 31, 1995 was an increase of $1.2 and $0.7, respectively.

At December 31, 1996, the Company has loss carryforwards for federal income tax purposes of approximately $51.5 available to offset future taxable income. The expiration of the Company's loss carryforwards are as follows:

   Year
 Expiring                       Amount
------------                 -------------

   2004    ................. $     21.7
   2005    .................        0.8
   2006    .................        5.8
   2007    .................       15.1
   2008    .................        4.3
   2009    .................        2.4
   2011    .................        1.4
                             -------------
   Total   ................. $     51.5
                             =============


The utilization of approximately $50.1 of loss carryforwards is limited annually, as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue code), which occurred in 1995. Further, the use of these pre-acquisition losses is limited to future taxable income of PPM Cranes, Inc.

The Company's provision for income taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's loss before income taxes. The reasons for the difference are summarized below:

                                                             Eight Months
                                            Year Ended     Ended December 31,
                                         December 31, 1996       1995
                                         ----------------- -----------------
Statutory federal income tax rate....... $         (6.0)   $        (1.1)
Utilization of foreign NOLs.............          ---               (0.1)
Goodwill................................            3.9              0.5
NOL and basis differences
 with no current benefit................            2.1              0.7
                                         ----------------- -----------------
Total provision for income taxes........ $        ---      $       ---
                                         ================= =================


There were no income taxes paid during 1996 and 1995.


NOTE I -- COMMITMENTS AND CONTINGENCIES

The Company has various lease agreements, primarily related to office space, production facilities, and office equipment, which are accounted for as operating leases. Certain leases have renewal options and provisions requiring the Company to pay maintenance, property taxes and insurance. Rent expense for 1996 and 1995 was $0.7 and $0.6, respectively.

Future minimum payments under noncancelable operating leases at December 31, 1996 are as follows:

 1997...................................... $      0.6
 1998......................................        0.5
 1999......................................        0.3
 2000......................................      ---
Thereafter.................................      ---
                                            --------------
                                            $      1.4
                                            ==============


The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.


NOTE J -- FOREIGN OPERATIONS

Summarized financial data relating to the foreign subsidiaries included in the accompanying consolidated financial statements at December 31, 1996 and 1995 are as follows:

                                                     1996       1995
                                                   --------- -----------
Assets............................................ $    3.8  $     4.8
Liabilities....................................... $    3.2  $     2.5
Net income (loss)................................. $   (0.8) $     0.5


Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at year-end exchange rates. Adjustments resulting from the translation of financial statements of the foreign subsidiaries and translation gains or losses related to long-term intercompany investments are included in the foreign currency translation adjustments account in shareholders' deficit.


NOTE K -- RELATED PARTY TRANSACTIONS

During the twelve  months and eight  months  ended  December  31, 1996 and 1995,
respectively,   the  Company  had  transactions   with  various   unconsolidated
affiliates as follows:

                                                      1996      1995
                                                   --------- ---------
Product sales and service revenues................ $     2.1 $     1.2
Management fee expense............................ $     1.1 $     0.7
Interest expense.................................. $     7.5 $     4.8


Included in management fee expense are expenses paid by Terex Corporation on behalf of the Company (e.g. Legal, Treasury and Tax Expense).

                         Report of Independent Auditors


The Board of Directors and Shareholders
PPM Cranes, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of PPM Cranes, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of PPM of Australia Pty. Ltd., a wholly-owned subsidiary, which statements reflect total revenues of 5.3% for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for PPM of Australia Pty. Ltd. is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PPM Cranes, Inc for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP

Greenville, South Carolina
August 22, 1995

                                PPM Cranes, Inc.

                      Consolidated Statement of Operations

                      For the Year Ended December 31, 1994

                            (In Thousands of Dollars)



Net sales........................................... $    74,814

Cost of products sold ..............................      65,470

Selling, general, and administrative expenses.......      12,990

Amortization of intangible assets...................       2,376
                                                     -------------

Loss from operations................................      (6,022)

Other (income) expense:

  Interest expense..................................       2,509

  Interest income...................................         (48)
                                                     -------------

Loss before income taxes............................      (8,483)

Income tax provision................................          --
                                                     -------------

Net loss............................................ $    (8,483)
                                                     =============

                             See accompanying notes.

                                PPM Cranes, Inc.

                 Consolidated Statement of Shareholders' Equity



                                                                                                    Foreign
                                              Common Stock          Additional                     Currency
                                       ---------------------------    Paid-In     Accumulated     Translation
                                          Shares        Amount        Capital       Deficit       Adjustments     Total
                                       ------------- ------------- ------------- --------------- -------------- -----------
                                                         (In thousands of dollars, except share amounts)

Balance at December 31, 1993...........     5,413    $        --   $    52,782   $    (18,791)   $      (391)   $  33,600

  Net loss.............................        --             --            --         (8,483)            --       (8,483)
  Translation adjustment...............        --             --            --             --            360          360
                                       ------------- ------------- ------------- --------------- -------------- -----------

Balance at December 31, 1994...........     5,413    $        --   $    52,782   $    (27,274)   $       (31)   $  25,477
                                       ============= ============= ============= =============== ============== ===========


                             See accompanying notes.

                                PPM Cranes, Inc.

                      Consolidated Statement of Cash Flows

                      For the Year Ended December 31, 1994

                            (In Thousands of Dollars)


Operating activities
  Net loss................................................... $    (8,483)
  Adjustments to reconcile net income to net cash used in
   operating activities:
      Depreciation and amortization..........................       3,144
      Changes in operating assets and liabilities:
         Accounts receivable.................................      (4,466)
         Inventories.........................................      (2,077)
         Prepaid expenses and other..........................          14
         Accounts payable....................................        (137)
         Net amounts due to affiliates.......................       2,601
         Product liability reserve...........................         418
         Product warranty reserve............................         317
         Accrued expenses....................................       1,129
                                                              -------------
Net cash used in operating activities........................      (7,540)
                                                              -------------

Investing activities
  Purchases of property, plant, and equipment................        (712)
                                                              -------------
Net cash used in investing activities........................        (712)
                                                              -------------

Financing activities
  Proceeds from revolving credit with banks..................         237
  Principal payments on revolving credit with banks..........        (179)
  Proceeds from notes payable to parent company..............      20,408
  Principal payments on notes payable to parent company......     (11,300)
                                                              -------------
Net cash provided by financing activities....................       9,166
                                                              -------------

Effect of exchange rate changes on cash......................         360
                                                              -------------

Net increase in cash  and cash equivalents...................       1,274
Cash and cash equivalents at beginning of period.............         850
                                                              -------------

Cash and cash equivalents at end of period................... $     2,124
                                                              =============

Supplemental disclosure of cash flow information

  Cash paid for interest..................................... $     2,203
                                                              =============

  Cash paid for income taxes................................. $        --
                                                              =============

                             See accompanying notes.

                                PPM Cranes, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1994

                            (In thousands of dollars)


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation. As more fully described in Note 8 (unaudited), Terex Corporation ("Terex"), through its wholly owned subsidiary Terex Cranes, Inc. ("Terex Cranes"), completed the acquisition of substantially all of the common stock of Legris Industries, Inc. ("Legris"), a Delaware corporation on May 9,1995. Prior to the acquisition, PPM Cranes, Inc. ("the Company"), a Delaware corporation, was owned 92.4% by Legris, which in turn was wholly owned by Legris Industries S.A., a French corporation. The remaining 7.6% of the Company is owned by Harnischfeger Corporation from whom the business was purchased in 1991.

The Company has two classes of capital stock issued and outstanding - common Class A and common Class B. These are equal in all respects except that Class B (to be issued exclusively to Harnischfeger Corporation) is entitled to elect one director and Class A is entitled to elect the remaining directors.

The accompanying consolidated financial statements were prepared on the basis of generally accepted accounting principles and include the consolidated results of operations and cash flows of the Company and its wholly owned subsidiaries, PPM of Australia Pty. Ltd. and PPM Far East Pte. Ltd. All significant intercompany balances have been eliminated.

Description of Business. The Company operates in one business segment - the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic and lattice boom cranes and related spare parts.

Cash and Cash Equivalents. For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and overnight investments. Included in cash and cash equivalents is $512 at December 31, 1994 invested under repurchase agreements collateralized by U. S. Treasury Notes. Securities pledged as collateral for repurchase agreements are held by the Company's custodian bank until maturity of the repurchase agreements. Provisions of the agreements ensure that the market value of this collateral is sufficient in the event of default; however, in the event of default or bankruptcy by the other party to the agreement, realization and/or retention of the collateral may be subject to legal proceedings.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable. The Company provides credit in the normal course of business and performs ongoing credit evaluation on certain of its customers' financial condition, but generally does not require collateral to support such receivable. Accounts receivable potentially exposes the Company to concentration of credit risk, because the Company's customers operate primarily in the construction industry. The Company also establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out (FIFO) method for inventories of foreign subsidiaries. LIFO values are approximately equivalent to the corresponding FIFO values at December 31, 1994.

Property, Plant and Equipment. Additions and major replacements or improvements to property, plant and equipment are recorded at cost. Maintenance, repairs and minor replacements are charged to expense when incurred. Assets of the Company are depreciated using the straight-line method over their estimated useful lives. Depreciation expense for 1994 was $76.8.

Intangible Assets. The excess of cost over fair value of net assets of businesses acquired ("goodwill") is amortized on the straight-line method over a period of twenty years. Other identified intangibles are primarily organizational costs which are amortized over five years. The lives established for these assets are a composite of many factors; accordingly, the Company evaluates the continued appropriateness of these lives based upon the latest available economic factors and circumstances.

The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows.

Product Warranty. The Company warrants that each finished machine is merchantable and free of defects in workmanship and material for a period of up to one year or a specified period of use. Warranty reserves have been established for estimated normal warranty costs and for specific problems known to exist on products in use.

Product Liability. Reserves for product liability have been established based upon historical loss experience for the estimated liability on incidents which have occurred but have not yet been reported and for the estimated liability for reported incidents.

Income Taxes. Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes.

The Company is a part of a group that files a consolidated income tax return. The method used to allocate income taxes to members of the group is one in which current and deferred income taxes are allocated on a separate return basis as if the Company had not been included in a consolidated income tax return with its parent.

Revenue Recognition. Sales are recorded upon shipment or designation of specific goods for later shipment at customers' request with related risk of ownership passing to such customers.

Research and Development Costs. Company sponsored research and development costs related to both present and future products are expensed currently. Total expenditures for research and development for 1994 were $1,576.

Translation of Foreign Currencies. The local currencies of the Company's foreign operations have been determined to be the functional currencies in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". Transactions in foreign currencies are translated into United States dollars at average rates of exchange prevailing during the period. Assets and liabilities denominated in foreign currencies are translated at the year end exchange rates. Gains and losses on foreign currency transactions are recognized in earnings. Adjustments resulting from the translation of financial statements of the foreign subsidiaries and translation gains or losses related to long-term intercompany investments are included in the foreign currency translation adjustments account in shareholders' equity.


3.       EMPLOYEE BENEFIT PLAN

The Company has a defined contribution plan covering its U. S. employees. Under this plan, the Company matches a portion of an employee's contribution to the plan. The related expense to the Company was $119 for 1994.


4.       INCOME TAXES

Effective January 1, 1992, the Company adopted the provisions of Statement of FAS 109. There was no cumulative effect of this change in accounting for income taxes on the consolidated financial statements.

(Loss) income before income taxes consisted of the following:

                                             1994
                                         -------------
Domestic................................ $    (8,703)
Foreign.................................         220
                                         -------------
                                         $    (8,483)
                                         =============


Federal, foreign, and state income taxes (benefit) consisted of the following:

                                             1994
                                         -------------
Federal................................. $       --
Foreign.................................         --
State...................................         --
                                         -------------
                                         $       --
                                         =============

The Company has not provided U.S. income taxes for undistributed earnings of foreign subsidiaries which are considered to be retained indefinitely for reinvestment. The distribution of these earnings would result in additional foreign withholding taxes and additional U.S. Federal income taxes to the extent they are not offset by foreign tax credits, but it is not practicable to
estimate  the  total  tax   liability   that  would  be  incurred  upon  such  a
distribution.

The income tax (benefit) provision at the effective rate differed from the benefit at the statutory rate as follows:

                                             1994
                                         -------------
Computed tax (benefit) at expected
   statutory rate....................... $   (2,884)

State taxes.............................       (364)
Change in state tax rate................        165
Increase in valuation allowance.........        426
Nondeductible goodwill..................        837
Adjustment of prior years' estimated
   deferred tax accruals................      1,548
Foreign taxes...........................         --
Meals and entertainment.................         20
Other...................................        252
                                         -------------
Income tax provision.................... $       --
                                         =============


At December 31, 1994, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $50,532 available to offset future taxable income, which included net operating losses of approximately $2,000 that existed at the date the business was acquired. The differences between the loss carryforwards for financial reporting and income tax purposes result principally from differences between the income tax basis and the financial reporting basis allocated to the net assets acquired and differences in the methods of depreciating property, plant, and equipment. For financial reporting purposes, a valuation allowance equal to the entire benefit of the cumulative temporary differences and net operating loss carryforwards has been recognized to offset the net deferred tax assets.

Components of the Company's deferred taxes at December 31, 1994 are as follows:

                                             1994
                                         -------------
Total deferred tax liabilities.......... $    (2,253)

Total deferred tax assets, principally
   net operating loss carryforwards.....      25,663

Total valuation allowance...............     (23,410)
                                         -------------
Net deferred taxes...................... $        --
                                         =============


The expiration of the Company's net operating loss carryforwards are as follows:

  Year
Expiring                                    Amount
----------                               -------------
  2003   ............................... $       493
  2004   ...............................         667
  2005   ...............................      22,421
  2006   ...............................         835
  2007   ...............................       5,837
  2008   ...............................      15,125
  2009   ...............................       5,154
                                         -------------
                                         $    50,532
                                         =============


5.       COMMITMENTS AND CONTINGENCIES

The Company has various lease agreements, primarily related to office space, production facilities, and office equipment, which are accounted for as operating leases. Certain leases have renewal options and provisions requiring the Company to pay maintenance, property taxes and insurance. Rent expense for 1994 was $1,148.

Future minimum payments under noncancelable operating leases at December 31, 1994 are as follows:

   1995    ..............................$      904
   1996    ...............................      620
   1997    ...............................      537
   1998    ...............................      508
   1999    ...............................      303
Thereafter ...............................       75
                                         ------------
                                         $    2,947
                                         ============


The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance coverages and accruals are maintained for claims and lawsuits of this nature. At December 31, 1994 the Company had a reserve of $4,850 related to product liability matters, including $200 related to unasserted claims. Actual costs to be incurred in the future may vary from the estimates, given the inherent uncertainties in evaluating the outcome of claims and lawsuits of this nature. Although it is difficult to estimate the liability of the Company related to these matters, it is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

The Company is contingently liable up to $1,027 with respect to financing arrangements and performance guarantees entered into with banks and between certain banks and certain dealers or customers of the Company.


6.       FOREIGN OPERATIONS

Summarized financial data relating to the foreign subsidiaries included in the accompanying consolidated financial statements at December 31, 1994 are as follows:

Net income (loss)....................... $       220


7.       RELATED PARTY TRANSACTIONS

The Company had transactions with various unconsolidated affiliates as follows:

Product sales and service revenues...... $     2,405
Purchases of inventory..................      14,876
Management fee expense..................       1,500
Interest expense........................       2,470


8.       SUBSEQUENT EVENTS - ACQUISITION BY TEREX
         AND FINANCING ARRANGEMENTS (UNAUDITED)

On May 9, 1995, Terex, through its wholly-owned subsidiary Terex Cranes, completed the acquisition of 99.18% of the shares of PPM S.A., a societe anonyme, from Potain S.A., a societe anonyme, and 100% of the capital stock of Legris, which owns 92.4% of the capital stock of PPM Cranes, Inc., from Legris Industries S.A., a societe anonyme. PPM Cranes, Inc. together with PPM S.A. collectively are referred to as "PPM". PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western
Europe under the brand names of PPM, P&H (trademark of Harnischfeger Corporation) and BENDINI.

The purchase price, together with amounts needed to repay indebtedness of PPM required to be repaid in connection with the Acquisition, consisted of (i) approximately $92.6 million in cash and (ii) shares of Series A Redeemable Exchangeable Preferred Stock of Terex Cranes having an aggregate liquidation preference of approximately $25.9 million, subject to adjustment (the "Seller Preferred Stock"). The Seller Preferred Stock bears no dividend and is mandatorily redeemable in seven years and three months from the date of issuance. The Seller Preferred Stock may be redeemed at any time for cash (to the extent permitted pursuant to the provisions of the Indenture for Terex's 13 1/4% Senior Secured Notes due 2002) or, under certain circumstances for shares of common stock, par value $.01 per share (the "Cranes Common Stock"), of Terex Cranes. The purchase price is subject to adjustment calculated by reference to the consolidated net asset value of PPM as determined by an audit to be conducted following the consummation of the Acquisition. Terex Cranes has not yet reached agreement with the sellers about the amount of purchase price adjustment but, based on work performed, Terex Cranes believes that the amount of the Seller Preferred Stock could ultimately be reduced. In addition, the liquidation preference and the redemption price of the Seller Preferred Stock may be adjusted based upon the unit shipments of the mobile crane industry in Western Europe during the second and third years following the consummation of the Acquisition.

The funds for the cash portion of the purchase price and the repayment of debt of the acquired businesses were obtained from the private placement on May 9, 1995 to institutional investors of units consisting of Terex's 13 1/4% Senior Secured Notes due 2002 and common stock appreciation rights. The Senior Secured Notes are secured by substantially all of the assets of Terex and its domestic subsidiaries, including PPM Cranes, Inc., subject to security interests granted under the Credit Facility as described below and by liens on certain of Terex's foreign subsidiaries, including PPM S.A.

Simultaneously with the acquisition, Terex, PPM Cranes, Inc. and certain other domestic subsidiaries of Terex entered into a Credit Facility which provides that the companies will be able to borrow (in the form of revolving loans and up to $15 million in outstanding letters of credit) up to $100 million, subject to borrowing base limitations and subject to participation commitments to be obtained from additional lenders. The Credit Facility is secured by substantially all of the companies domestic receivables and inventory (including PPM Cranes, Inc.). The amount of borrowings is limited to the sum of the following: (i) 75% of the net amount of eligible receivables, as defined, of Terex's U.S. businesses other than Clark Material Handling Company ("CMHC") plus
(ii) 70% of the net amount of CMHC eligible receivables, plus (iii) the lesser of 45% of the value of eligible inventory, as defined, or 80% of the appraised orderly liquidation value of eligible inventory, less (iv) any availability reserves established by the lenders. The Credit Facility expires May 9, 1998 unless extended by the lenders for one additional year. At the option of Terex, revolving loans may be in the form of prime rate loans bearing interest at the rate of 1.75% per annum in excess of the prime rate and Eurodollar rate loans bearing interest at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate.

                                PPM CRANES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)

                                                           January 1
                                                            through
                                                             May 9,
                                                             1995
                                                         --------------
Net sales..............................................  $     27.0
Cost of goods sold.....................................        22.8
                                                         --------------
    Gross profit.......................................         4.2
Engineering, selling and administrative expenses.......         4.1
                                                         --------------
    Income from operations.............................         0.1
 Other income (expense):
    Interest expense...................................        (0.7)
    Other income (expense), net........................        (4.5)
                                                         --------------
Loss before income taxes...............................        (5.1)
Provision for income taxes.............................       ---
                                                         --------------
NET LOSS...............................................  $     (5.1)
                                                         ==============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                         May 9, 1995
                                                         -------------
ASSETS
Current assets:
    Cash and cash equivalents............................$       0.7
    Trade accounts receivables (less allowance of $0.2)..        8.4
    Inventories - net....................................       28.0
    Due from affiliates..................................        0.8
    Prepaid expenses and other current assets............        0.7
                                                         -------------

         Total current assets............................       38.6

Property, plant and equipment - net......................        4.2
Cost in excess of net assets acquired,
 less accumulated amortization of $9.5...................       36.2
Other identified intangible assets,
 less accumulated amortization of $0.8...................        0.3
                                                         -------------

Total assets.............................................$      79.3
                                                         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable...............................$       7.5
    Accrued warranties and product liability.............        7.2
    Accrued expenses.....................................        2.7
    Due to affiliates....................................        2.6
    Other current liabilities............................        0.5
    Current portion of long-term debt....................       32.4
                                                         -------------

         Total current liabilities.......................       52.9
                                                         -------------

Non-current liabilities:
    Long-term debt, less current portion.................        5.9
                                                         -------------

Commitments and contingencies

Shareholders' equity:
    Common stock, Class A, $.01 par value -
         authorized 8,000 shares;
         issued and outstanding 5,000 shares.............      ---
    Common stock, Class B, $.01 par value -
         authorized 2,000 shares;
         issued and outstanding 413 shares...............      ---
    Additional paid-in capital...........................       52.8
    Accumulated deficit..................................      (32.3)
    Foreign currency translation adjustment..............      ---
                                                         -------------

         Total shareholders' equity......................       20.5
                                                         -------------

Total liabilities and shareholders' equity...............$      79.3
                                                         =============


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                 January 1
                                                               through May 9,
                                                                   1995
                                                               -------------
NET CASH USED IN OPERATING ACTIVITIES......................... $       (1.5)

INVESTING ACTIVITIES
    Purchases of property, plant and equipment................         (0.1)

FINANCING ACTIVITIES
    Proceeds from revolving credit with banks
     and from notes payable to an affiliated company, net.....          0.2

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..        ---
                                                               -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.....................         (1.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..............          2.1
                                                               -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.................... $        0.7
                                                               =============

   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

                          January 1 through May 9, 1995

                     (In millions unless otherwise denoted)


NOTE A -- DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; PPM of Australia Pty. Ltd., and PPM Far East Private Ltd., a Singapore company. All material intercompany transactions and profits have been eliminated. During 1995, management closed the operations in PPM Far East Private Ltd.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for domestic inventories and by the first-in, first-out (FIFO) method for inventories of foreign subsidiaries.

Property, Plant and Equipment. Additions and major replacements or improvements to property, plant and equipment are recorded at cost. Maintenance, repairs and minor replacements are charged to expense when incurred. Assets of the Company are depreciated using the straight-line method over their estimated useful lives.

Product Warranty. The Company warrants that each finished machine is merchantable and free of defects in workmanship and material for a period of up to one year or a specified period of use. Warranty reserves have been established for estimated normal warranty costs and for specific problems known to exist on products in use.

Product Liability. Reserves for product liability have been established based upon historical loss experience for the estimated liability on incidents which have occurred but have not yet been reported and for the estimated liability on reported incidents.

Income Taxes. Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at period-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the period. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Shareholders' Equity.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses.


NOTE C -- INVENTORIES

Inventories at May 9, 1995 consist of the following:

Raw materials and parts................. $      19.3
Work in process.........................         6.2
Finished goods and sub assemblies.......         2.5
                                         -------------
                                         $      28.0
                                         =============


The LIFO value is approximately equivalent to the corresponding FIFO value at May 9, 1995.


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at May 9, 1995 consists of the following:

Property, plant and equipment........... $       7.5
Less accumulated depreciation...........        (3.3)
                                         -------------
                                         $       4.2
                                         =============


NOTE E -- CONTINGENCIES

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

                       TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Amounts in millions)


                                                                      Additions
                                                              ---------------------------
                                                  Balance
                                                 Beginning     Charges to                                   Balance End
                                                  of Year       Earnings       Other       Deductions (1)     of Year
                                                ------------- ------------- ------------- ----------------- -------------
Year ended December 31, 1996:
 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       7.4   $        2.4  $  ---        $         (2.8)   $      7.0
   Reserve for excess and obsolete inventory...        15.9            9.1     ---                  (6.3)         18.7
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      23.3   $       11.5  $  ---        $         (9.1)   $     25.7
                                                ============= ============= ============= ================= =============

Year ended December 31, 1995:
 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       6.1   $        6.3  $   (3.1)     $         (1.9)   $      7.4
   Reserve for excess and obsolete inventory...        21.1            8.7      (6.2)(2)            (5.3)         15.9
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      27.2   $       15.0  $   (9.3)     $         (7.2)   $     23.3
                                                ============= ============= ============= ================= =============

Year ended December 31, 1994:
 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       7.5   $        1.0  $  ---        $         (2.4)   $      6.1
   Reserve for excess and obsolete inventory...        20.7            7.6     ---                  (7.2)         21.1
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      28.2   $        8.6  $  ---        $         (9.6)   $     27.2
                                                ============= ============= ============= ================= =============

(1)  Utilization of established reserves, net of recoveries.
(2) Added with the acquisition of businesses and the restatement to Net Assets of Discontinued Operations.

                       TEREX CORPORATION AND SUBSIDIARIES

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT


                                                                              Indebtedness of
                                                       ---------------------------------------------------------------
                                                         Balance at                                   Balance at End
                                                        Beginning of                                        of
Name of Person                                             Period        Additions      Deductions        Period
------------------------------------------------------ --------------- --------------- -------------- ----------------

Year ended December 31, 1996:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000...............................   $   1,800,000   $       ---     $  (360,000)   $   1,440,000
   Payable for shipping charges.....................          33,450           ---         (33,450)           ---
                                                       --------------- --------------- -------------- ----------------
     Total..........................................   $   1,833,450   $       ---     $  (393,450)   $   1,440,000
                                                       =============== =============== ============== ================

Year ended December 31, 1995:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000...............................   $      ---      $   1,800,000   $    ---       $   1,800,000
   Payable for shipping charges.....................          ---             33,450        ---              33,450
                                                       --------------- --------------- -------------- ----------------
     Total..........................................   $      ---      $   1,833,450   $    ---       $   1,833,450
                                                       =============== =============== ============== ================

Year ended December 31, 1994:                          $      ---      $       ---     $    ---       $       ---
                                                       =============== =============== ============== ================

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

4.6       Certificate  of  Elimination  with  respect to the Series A  Preferred
          Stock.

4.7 Form of 13-1/4% Senior Secured Notes Due 2002 of Terex Corporation (incorporated by reference to Exhibit 4.6 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

4.8 Indenture dated as of May 9, 1995 among the Company, the Guarantors referred to therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.7 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

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

10.4 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement of Terex Corporation, Registration No. 333-03983).

10.5 Common Stock Appreciation Rights Agreement dated as of July 31, 1992 between Terex Corporation and United States Trust Company of New York, as SAR Agent (incorporated by reference to Exhibit 10.36 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

10.6 SAR Registration Rights Agreement dated as of July 31, 1992 between Terex Corporation and the purchasers who are signatories thereto (incorporated by reference to Exhibit 10.37 to the Form 10-K for the year ended December 31, 1992 of Terex Corporation, Commission file No. 1-10702).

10.7 Series B Preferred Stock and Warrants Registration Rights Agreement (incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).

10.8 Credit Facility, dated December 23, 1993, among Terex Equipment Limited, Terex Corporation and Standard Chartered Bank (incorporated by reference to Exhibit 10.28 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

10.9 Share Purchase Agreement, as amended, between Terex Cranes, Inc. and Legris Industries, S.A. and Potain, S.A. (incorporated by reference to
          Exhibit 10.1 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

10.10 Certificate of Designation of Terex Cranes, Inc. with respect to its Series A Redeemable Exchangeable Preferred Stock (incorporated by reference to Exhibit 10.2 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

10.11 Stockholders Agreement dated as of May 9, 1995 by and among Terex Corporation, Legris Industries S.A., Potain S.A. and Terex Cranes, Inc. (incorporated by reference to Exhibit 10.3 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

10.12 Purchase Agreement, dated as of April 27, 1995, among Terex Corporation (the "Company"), certain of its subsidiaries and Jefferies & Company, Inc. ("Jefferies") and Dillon, Read & Co. Inc. (together with Jefferies, the "Purchasers") (incorporated by reference to
          Exhibit 10.28 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.13 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.14 Debt Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers (incorporated by reference to Exhibit 10.30 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.15 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.16 Security and Pledge Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Collateral Agent (incorporated by reference to Exhibit 10.32 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.17 Subsidiary Security and Pledge Agreement dated as of May 9, 1995 between certain subsidiaries of the Company and United States Trust Company of New York, as Collateral Agent (incorporated by reference to
          Exhibit 10.33 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.18 Loan and Security Agreement dated as of May 9, 1995 among Terex Corporation, Clark Material Handling Company, Koehring Cranes, Inc. and PPM Cranes, Inc. and Congress Financial Corporation and Foothill Capital Corporation, for itself and as agent (incorporated by reference to Exhibit 10.34 of the Amendment No. 1 to the Form S-1
          Registration   Statement  of  Terex   Corporation,   Registration  No.
          33-52711).

10.19 Guarantee dated as of May 9, 1995 from Terex Corporation, Clark Material Handling Company, PPM Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to Exhibit
          10.36 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.20 Guarantee dated as of May 9, 1995 from Terex Corporation, Clark Material Handling Company, Koehring Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to
          Exhibit 10.37 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.21 Guarantee dated as of May 9, 1995 from Clark Material Handling Company, Koehring Cranes, Inc., PPM Cranes, Inc. and CMH Acquisition Corp. and Legris Industries, Inc. (incorporated by reference to
          Exhibit 10.38 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.22 Agreement dated as of November 2, 1995 between Terex Corporation, a Delaware corporation, and Randolph W. Lenz (incorporated by reference to Exhibit 10 to the Form 10-Q for the quarter ended September 30, 1995, Commission File No. 1-10702).

10.23 Stock and Asset Purchase and Sales Agreement, dated as of November 9, 1996, among Terex Corporation, CMH Acquisition Corp., CMH Acquisition International Corp., Clark Material Handling International, Inc. and Clark Material Handling Company, as Sellers, and CMHC Acquisition Corporation (now known as CLARK Material Handling Company), as Buyer (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on December 11, 1996).

10.24     Service  Agreement,  dated as of  November  27,  1996,  between  Terex
          Corporation and CLARK Material Handling Company (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on December 11,
          1996).

10.25 Agreement of Purchase and Sale, dated as of February 24, 1997, among Simon United States Holdings, Inc. and Simon Overseas Holdings Limited, as Sellers, Simon Engineering plc, as Parent, and Terex Corporation, as Buyer.

11.1      Computation of per share earnings.

21.1      Subsidiaries of Terex Corporation.

23.1 Independent Accountants' Consent of Price Waterhouse LLP, Stamford, Connecticut.

23.2      Consent of Ernst & Young LLP, Independent Auditors.

23.3 Independent Accountants' Consents of Price Waterhouse, Melbourne, Australia and the Independent Audit Report referred to therein.

24.1      Power of Attorney.