Form 10-Q
period 1997-03-31
TEREX CORP
filed 1997-05-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

     |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


                         Commission file number 1-10702


                   _____________Terex Corporation_____________
             (Exact name of registrant as specified in its charter)

 _____Delaware______                           _________34-1531521________
 (State of Incorporation)                  (IRS Employer Identification No.)

           500 Post Road East, Suite 320, Westport, Connecticut 06880
                    (Address of principal executive offices)


                           _______(203) 222-7170______
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X__      NO ____

Number of outstanding shares of common stock: 13.6 million as of April 30, 1997.


The Exhibit Index appears on page 27.

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

                        State or other jurisdiction of        I.R.S. employer
    Guarantor            incorporation or organization     identification number

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

* Wholly-owned subsidiaries

                                                                       Page No.
PART I  FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements

        TEREX CORPORATION
           Condensed Consolidated Statement of Operations --
               Three months ended March 31, 1997 and 1996..................3
           Condensed Consolidated Balance Sheet --
               March 31, 1997 and December 31, 1996........................4
           Condensed Consolidated Statement of Cash Flows -
               Three months ended March 31, 1997 and 1996..................5
           Notes to Condensed Consolidated Financial
               Statements -- March 31, 1997................................6

        PPM CRANES, INC.
           Condensed Consolidated Statement of Operations --
               Three months ended March 31, 1997 and 1996.................14
           Condensed Consolidated Balance Sheet --
               March 31, 1997 and December 31, 1996.......................15
           Condensed Consolidated Statement of Cash Flows --
               Three months ended March 31, 1997 and 1996.................16
           Notes to Condensed Consolidated Financial
               Statements -- March 31, 1997...............................17

Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................19

PART II OTHER INFORMATION
        Item 1     Legal Proceedings......................................24
        Item 5     Other Information......................................24
        Item 6     Exhibits and Reports on Form 8-K.......................25

SIGNATURES ...............................................................26

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                 For the Three Months
                                                                   Ended March 31,
                                                              ---------------------------
                                                                  1997          1996
                                                              ------------- -------------
Net sales.....................................................$   176.3     $     173.2
Cost of goods sold............................................    148.8           149.8
                                                              ------------- -------------

     Gross profit.............................................     27.5            23.4
Engineering, selling and administrative expenses..............     14.1            16.3
                                                              ------------- -------------

     Income from operations...................................     13.4             7.1

Other income (expense):
     Interest income..........................................      0.6             0.1
     Interest expense.........................................     (9.5)          (11.4)
     Other income (expense) - net.............................     (0.4)            1.5
                                                              ------------- -------------

Income (loss) from continuing operations before income taxes..      4.1            (2.7)
Provision for income taxes....................................     (0.2)          ---
                                                              ------------- -------------

Income (loss) from continuing operations......................      3.9            (2.7)
Income from discontinued operations...........................    ---               3.2
                                                              ------------- -------------

Net income (loss).............................................      3.9             0.5
Less preferred stock accretion................................     (0.4)           (1.9)
                                                              ------------- -------------

Income (loss) applicable to common stock......................$     3.5     $      (1.4)
                                                              ============= =============




PER COMMON AND COMMON EQUIVALENT SHARE:
     Income (loss) from continuing operations.................$    0.24     $     (0.43)
     Income from discontinued operations......................   ---               0.30
                                                              ------------- -------------
       Net income (loss)......................................$    0.24     $     (0.13)
                                                              ============= =============


Weighted average common shares outstanding including dilutive
     securities (See Exhibit 11.1)............................     14.4            10.6


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                  March 31, 1997     December 31,
                                                                                         1996
                                                                 ----------------- -----------------
ASSETS
Current assets
     Cash and cash equivalents...................................$        39.6     $        72.0
     Cash securing letters of credit.............................          2.9               3.4
     Trade receivables (less allowance of $4.8 at March 31, 1997
       and $7.0 at December 31, 1996)............................        109.6             110.3
     Net inventories.............................................        188.5             190.6
     Other current assets........................................         11.0              13.9
                                                                 ----------------- -----------------
         Total current assets....................................        351.6             390.2
Long-term assets
     Property, plant and equipment - net.........................         30.7              31.7
     Goodwill - net..............................................         31.8              32.4
     Debt issuance costs - net...................................         12.5              12.7
     Other assets................................................          4.0               4.2
                                                                 ----------------- -----------------
Total assets                                                     $       430.6     $       471.2
                                                                 ================= =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Notes payable and current portion of long-term debt.........$        22.7     $        19.2
     Trade accounts payable......................................        103.0             104.4
     Accrued compensation and benefits...........................         14.9              15.8
     Accrued warranties and product liability....................         19.6              19.4
     Other current liabilities...................................         42.5              36.2
                                                                 ----------------- -----------------
         Total current liabilities...............................        202.7             195.0
Non current liabilities
     Long-term debt, less current portion........................        261.1             262.1
     Other.......................................................         29.1              29.6

Minority interest, including redeemable preferred stock
     of a subsidiary liquidation preference
     $19.7 at March 31, 1997 and $21.4 at December 31, 1996,
     subject to adjustment.......................................         10.4             10.0

Redeemable convertible preferred stock liquidation preference
     $1.3 at March 31, 1997 and $46.2 at December 31, 1996.......          0.8             46.2

Commitments and contingencies

Stockholders' deficit
     Warrants to purchase common stock...........................          3.2               3.2
     Common stock, $.01 par value - authorized 30.0 shares;
          issued and outstanding 13.3 at March 31, 1997 and
          13.2 at December 31, 1996..............................          0.1               0.1
     Additional paid-in capital..................................         56.0              55.8
     Accumulated deficit.........................................       (122.6)           (126.1)
     Pension liability adjustment................................         (2.0)             (2.0)
     Cumulative translation adjustment...........................         (8.2)             (2.7)
                                                                 ----------------- -----------------
         Total stockholders' deficit.............................        (73.5)            (71.7)
                                                                 ----------------- -----------------

Total liabilities and stockholders' deficit......................$       430.6     $       471.2
                                                                 ================= =================


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                      For the Three Months
                                                                        Ended March 31,
                                                                   ---------------------------
                                                                       1997          1996
                                                                   ------------- -------------
OPERATING ACTIVITIES
     Net income (loss).............................................$      3.9    $       0.5
     Adjustments to reconcile net income (loss) to
        cash used in operating activities:
          Depreciation.............................................       1.6            2.0
          Amortization.............................................       1.4            1.9
          Other....................................................      (0.2)          (1.9)
          Changes in operating assets and liabilities:
              Cash securing letters of credit......................       0.5            0.9
              Trade receivables....................................       0.7          (21.4)
              Net inventories......................................       1.0            2.7
              Net assets of discontinued operations................     ---             (4.3)
              Trade accounts payable...............................      (1.4)           9.1
              Accrued compensation and benefits....................      (0.9)           1.1
              Other, net...........................................       8.4            7.1
                                                                   ------------- -------------
                 Net cash provided by (used in)
                    operating activities...........................      15.0           (2.3)
                                                                   ------------- -------------


INVESTING ACTIVITIES
     Capital expenditures..........................................      (0.8)          (0.3)
     Proceeds from sale of excess assets...........................       0.3            4.0
     Other.........................................................       0.1          ---
                                                                   ------------- -------------
          Net cash provided by (used in)
               investing activities................................      (0.4)           3.7
                                                                   ------------- -------------


FINANCING ACTIVITIES
     Redemption of preferred stock.................................     (45.4)         ---
     Net incremental borrowings under revolving
          line of credit agreements................................       3.8            3.5
     Other.........................................................      (1.5)          (1.3)
                                                                   ------------- -------------
          Net cash provided by (used in) financing activities......     (43.1)           2.2
                                                                   ------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.......      (3.9)           1.3
                                                                   ------------- -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (32.4)           4.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................      72.0            7.0
                                                                   ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................$     39.6    $      11.9
                                                                   ============= =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                     (in millions, unless otherwise denoted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1996, has been derived from the audited consolidated balance sheet as of that date.

As set forth in Note B below, the Company sold its worldwide Material Handling business ("CMHC") on November 27, 1996. CMHC is accounted for as a discontinued operation in the statement of cash flows and in the statement of operations for the three month period ended March 31, 1996.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- DISCONTINUED OPERATIONS

The Company sold CMHC on November 27, 1996. The accompanying condensed consolidated statement of operations for the three months ended 1996 includes the results of CMHC in "Income (Loss) from Discontinued Operations." Generally accepted accounting principles permit, but do not require, the allocation of interest expense between continuing and discontinued operations. Because the methods allowed under generally accepted accounting principles for calculating interest expense to be allocated to discontinued operations are not necessarily indicative of the use of proceeds from the sale of CMHC by the Company, and the effect on interest expense of the continuing operations of the Company, the Company has elected not to allocate interest expense to discontinued operations. The results of this election are that loss from continuing operations includes substantially all of the interest expense of the Company, and income from discontinued operations does not include any material interest expense. Summary operating results of discontinued operations are as follows:

                                                       Three Months
                                                          Ended
                                                      March 31, 1996
                                                     -----------------
Net sales............................................$       108.8
Income before income taxes...........................          3.2
Provision for income taxes...........................        ---
Income from discontinued operations .................          3.2

NOTE C -- INVENTORIES

Net inventories consist of the following:

                                                                  March 31,        December 31,
                                                                     1997             1996
                                                              ----------------- ----------------
Finished equipment............................................$        63.1     $       49.3
Replacement parts.............................................         67.2             68.0
Work-in-process...............................................         14.9             19.8
Raw materials and supplies....................................         46.1             56.3
                                                              ----------------- ----------------
                                                                      191.3            193.4
Less:  Excess of FIFO inventory value
     over LIFO cost...........................................         (2.8)            (2.8)
                                                              ----------------- ----------------
Net inventories...............................................$       188.5     $      190.6
                                                              ================= ================



NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                                  March 31,        December 31,
                                                                     1997             1996
                                                              ----------------- ----------------
Property, plant and equipment.................................$        61.6     $       65.4
Less:  Accumulated depreciation...............................        (30.9)           (33.7)
                                                              ----------------- ----------------
Net property, plant and equipment.............................$        30.7     $       31.7
                                                              ================= ================


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

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. Additionally, if a change in control for tax purposes were to occur, such a change in control could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.


NOTE F -- CONSOLIDATING FINANCIAL STATEMENTS

On May 9, 1995, the Company completed the refinancing of substantially all of its outstanding debt (the "Refinancing") and, through Terex Cranes, Inc. ("Terex Cranes"), a wholly-owned subsidiary, completed the acquisition of substantially all of the outstanding stock of PPM. S.A. and Legris Industries, Inc.

Terex Cranes, Inc., Koehring Cranes, Inc. (the "Wholly-owned Guarantors"), and PPM Cranes, Inc. (collectively, the "Guarantors"), all subsidiaries of Terex, provide a joint and several, unconditional guarantee of the obligations under the Senior Secured Notes.

With the exception of PPM Cranes, Inc. each of the Guarantors is a corporation organized and existing under the laws of the state of Delaware and is a wholly-owned subsidiary of the Company. PPM Cranes, Inc. is a corporation organized and existing under the laws of the state of Delaware and is 92.4% owned by Terex.

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

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM of Australia Pty Ltd and PPM Far East Private Ltd) reported on an equity basis.

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

Debt and Goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 1997
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $      38.6   $     ---     $      0.1    $       0.9   $    ---      $      39.6
     Cash securing letters of credit....         0.8         ---          ---              2.1        ---              2.9
     Trade receivables - net............        12.9          17.8         13.6           65.3        ---            109.6
     Intercompany receivables...........         6.8           5.1         10.0           55.8        (77.7)         ---
     Net inventories....................        47.0          23.2         27.5           91.4         (0.6)         188.5
     Other current assets...............         2.6           0.1          0.1            8.2        ---             11.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       108.7          46.2         51.3          223.7        (78.3)         351.6
   Long-Term Assets
     Property, plant & equipment - net..         4.7           4.4        ---             21.6        ---             30.7
     Investment in and advances
        to (from)  subsidiaries.........        34.9         (68.8)        (5.4)         (85.8)       125.1          ---
     Goodwill - net.....................       ---           ---           15.1           16.7        ---             31.8
     Debt issuance costs - net..........         6.6           0.8          2.2            2.9        ---             12.5
     Other assets.......................         2.9         ---            0.1            1.0        ---              4.0
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     157.8   $     (17.4)  $     63.3    $     180.1   $     46.8    $     430.6
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $     ---     $     ---     $      0.8    $      21.9   $    ---      $      22.7
     Trade accounts payable.............        12.2          16.7          4.2           69.9        ---            103.0
     Intercompany payables..............        37.0           7.6         13.1           20.0        (77.7)         ---
     Accruals and other current                 40.5           4.2         10.2           22.1        ---             77.0
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        89.7          28.5         28.3          133.9        (77.7)         202.7
   Non-Current Liabilities
     Long-term debt less current portion       119.1          17.8         51.7           72.5        ---            261.1
     Other long-term liabilities........        14.5           1.9          1.1           11.6        ---             29.1
   Minority interest and redeemable
     preferred stock....................       ---             9.8          0.6          ---          ---             10.4
   Redeemable convertible preferred stock        0.8         ---          ---            ---          ---              0.8
   Stockholders' deficit................       (66.3)        (75.4)       (18.4)         (37.9)       124.5          (73.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT.............................. $     157.8   $     (17.4)  $     63.3    $     180.1   $     46.8    $     430.6
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $      53.5   $     ---     $    ---      $     18.5    $    ---      $      72.0
     Cash securing letters of credit....         0.9         ---          ---             2.5         ---              3.4
     Trade receivables - net............        21.8          10.1         12.8          65.6         ---            110.3
     Intercompany receivables...........         4.7           2.8          8.6          26.6         (42.7)         ---
     Net inventories....................        44.9          25.3         27.9          93.8          (1.3)         190.6
     Other current assets...............         2.0         ---            0.1          11.8         ---             13.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       127.8          38.2         49.4         218.8         (44.0)         390.2
   Long -Term Assets
     Property, plant & equipment - net..         3.5           4.5        ---            23.7         ---             31.7
     Investment in and advances to
       (from) subsidiaries..............        27.9         (70.2)        (5.4)        (89.7)        137.4          ---
     Goodwill - net.....................       ---           ---           15.5          16.9         ---             32.4
     Debt issuance - net................         6.4           0.9          2.3           3.1         ---             12.7
     Other assets.......................         3.0         ---            0.1           1.1         ---              4.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     168.6   $     (26.6)  $     61.9    $    173.9    $     93.4    $     471.2
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities
     Notes payable and current portion of
       long-term debt................... $     ---     $     ---     $      0.8    $     18.4    $    ---      $      19.2
     Trade accounts payable.............        13.3          11.7          5.0          74.4         ---            104.4
     Intercompany payables..............        10.8           7.6         10.7          13.6         (42.7)         ---
     Accruals and other current                 35.2           3.6         10.1          22.5         ---             71.4
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        59.3          22.9         26.6         128.9         (42.7)         195.0
   Non-Current Liabilities
     Long-term debt less current portion       119.1          17.8         51.7          73.5         ---            262.1
     Other long-term liabilities........        14.3           1.8          1.2          12.3         ---             29.6
   Minority interest and redeemable
     preferred stock....................       ---             9.4          0.6         ---           ---             10.0
   Redeemable convertible preferred stock       46.2         ---          ---           ---           ---             46.2
   Stockholders' deficit................       (70.3)        (78.5)       (18.2)        (40.8)        136.1          (71.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT.............................. $     168.6   $     (26.6)  $     61.9    $    173.9    $     93.4    $     471.2
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET SALES............................... $      47.4   $      40.4   $     17.1    $     99.9    $    (28.5)   $     176.3
   Cost of goods sold...................        41.4          33.5         15.0          86.8         (27.9)         148.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
GROSS PROFIT............................         6.0           6.9          2.1          13.1          (0.6)          27.5
   Engineering, selling & administrative
     expenses...........................         4.1           2.0          0.7           7.3         ---             14.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM OPERATIONS...........         1.9           4.9          1.4           5.8          (0.6)          13.4
  Interest income.......................         0.4         ---          ---             0.2         ---              0.6
  Interest expense......................        (4.3)         (0.6)        (1.7)         (2.9)        ---             (9.5)
  Income (loss) from equity investees...         6.5          (0.9)         0.1         ---            (5.7)         ---
  Other income (expense) - net..........        (0.4)        ---          ---           ---           ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES.......
                                                 4.1           3.4         (0.2)          3.1          (6.3)           4.1
  Provision for income taxes............       ---           ---          ---            (0.2)        ---             (0.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCOME (LOSS).......................         4.1           3.4         (0.2)          2.9          (6.3)           3.9
  Less preferred stock accretion........        (0.1)         (0.3)       ---           ---           ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK
                                         $       4.0   $       3.1   $     (0.2)   $      2.9    $     (6.3)   $       3.5
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET SALES............................... $      36.8   $      36.7   $     23.5    $     96.1    $    (19.9)   $     173.2
   Cost of goods sold...................        32.8          31.8         20.2          83.5         (18.5)         149.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
GROSS PROFIT............................         4.0           4.9          3.3          12.6          (1.4)          23.4
   Engineering, selling & administrative
     expenses...........................         4.7           1.7          1.8           8.1         ---             16.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM OPERATIONS...........        (0.7)          3.2          1.5           4.5          (1.4)           7.1
  Interest income.......................       ---           ---          ---             0.1         ---              0.1
  Interest expense......................        (6.1)         (0.6)        (1.7)         (3.0)        ---            (11.4)
  Income (loss) from equity investees...         5.7          (0.6)        (0.2)        ---            (4.9)         ---
  Other income (expense) - net..........        (0.3)         (0.3)        (0.1)          2.2         ---              1.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...................
                                                (1.4)          1.7         (0.5)          3.8          (6.3)          (2.7)
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                (1.4)          1.7         (0.5)          3.8          (6.3)          (2.7)
  Income (loss) from discontinued
   operations, net of tax benefits......         3.3           3.2        ---             0.1          (3.4)           3.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCOME (LOSS).......................         1.9           4.9         (0.5)          3.9          (9.7)           0.5
  Less preferred stock accretion........        (1.9)        ---          ---           ---           ---             (1.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK
                                         $     ---     $       4.9   $     (0.5)   $      3.9    $     (9.7)   $      (1.4)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES................. $      30.6   $      (0.1)  $      0.1    $    (15.6)   $    ---      $      15.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.................        (0.2)         (0.1)       ---            (0.5)        ---             (0.8)
   Proceeds from sale of excess assets..       ---             0.3        ---           ---           ---              0.3
   Other................................       ---           ---          ---             0.1         ---              0.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       investing activities.............        (0.2)          0.2        ---            (0.4)        ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of preferred stock........       (45.4)        ---          ---           ---           ---            (45.4)
   Net borrowings (repayments) under
     revolving line of credit agreements       ---           ---          ---             3.8         ---              3.8
   Other................................       ---           ---          ---            (1.5)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       (45.4)        ---          ---             2.3         ---            (43.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------

EFFECT OF EXCHANGE RATES ON CASH AND
   CASH EQUIVALENTS.....................       ---           ---          ---            (3.9)        ---             (3.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................       (15.0)          0.1          0.1         (17.6)        ---            (32.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD...............................        53.4           0.1        ---            18.5         ---             72.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD........................ $      38.4   $       0.2   $      0.1    $      0.9    $    ---      $      39.6
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES................. $       3.1   $     ---     $     (0.2)   $     (5.2)   $    ---      $      (2.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.................        (0.1)        ---           (0.1)         (0.1)        ---             (0.3)
   Proceeds from sale of excess assets..       ---           ---            0.1           3.9         ---              4.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       investing activities.............        (0.1)        ---          ---             3.8         ---              3.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (repayments) under
     revolving line of credit agreements        (1.0)        ---          ---             4.5         ---              3.5
   Other................................       ---           ---          ---            (1.3)        ---             (1.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        (1.0)        ---          ---             3.2         ---              2.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

EFFECT OF EXCHANGE RATES ON CASH AND
   CASH EQUIVALENTS.....................       ---           ---          ---             1.3         ---              1.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................         2.0         ---           (0.2)          3.1         ---              4.9
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD...............................         3.1         ---            0.3           3.6         ---              7.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD........................ $       5.1   $     ---     $      0.1    $      6.7    $    ---      $      11.9
                                         ============= ============= ============= ============= ============= =============


NOTE G -- EARNINGS PER SHARE

Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents. Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:

Three months ended March 31, 1997....................         14.4
Three months ended March 31, 1996....................         10.6


Recently Issued Accounting Standard on Earnings per Share. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," issued in February 1997, establishes new standards for computing and presenting earnings per share ("EPS") effective for December 31, 1997 reporting. At that time, all previous EPS disclosures will be restated to comply with the new standard. SFAS No. 128 requires a dual presentation of basic and diluted EPS and a reconciliation of the numerator and denominator amounts used in the computations. Basic EPS is new for the Company and is essentially net income divided by the weighted average common shares outstanding during the period.
Diluted EPS is consistent with the Company's current EPS disclosures which reflects the potential dilution of the outstanding stock options and other common stock equivalents.

The basic and diluted EPS using the new standard for the three months ended March 31, 1997 and 1996 are as follows:

                                               Three Months Ended
                                                   March 31,
                                         -------------------------------
                                              1997            1996
                                         --------------- ---------------
Basic EPS................................$       0.26    $    (0.13)
Diluted EPS..............................$       0.24    $    (0.13)


NOTE H -- SUBSEQUENT EVENTS

On April 7, 1997, the Company completed the purchase of the industrial businesses of Simon Access division ("Simon Access") of Simon Engineering plc for $90 in cash, subject to adjustment.

Simon Access consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. Simon Access products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to utility companies as well as to customers in the industrial and construction markets. Specifically, the Company acquired 100% of the outstanding common stock of (i) Simon-Telelect Inc., a Delaware corporation, (ii) Simon Aerials, Inc., a Wisconsin corporation, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon-Cella, S.r.l., a company incorporated under the laws of Italy, and (v) Simon Aerials Limited, a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. Not included in the businesses acquired were Simon Access' fire fighting equipment business. The Company obtained the funds necessary to complete the transaction from its cash on hand and borrowings under a new revolving credit facility (see description below).

Also on April 7, 1997, the Company and certain of its domestic subsidiaries (collectively, the "Borrowers") entered a Revolving Credit Agreement with a financial institution, as agent (the "Agent"), pursuant to which the Agent and other financial institutions party thereto have provided the Borrowers with a line of credit of up to $125 secured by accounts receivable and inventory (the "New Credit Facility"). The New Credit Facility replaced the Company's $100 revolving credit facility (the "Old Credit Facility"). The Company had to pay a fee of $2.0 upon termination of the Old Credit Facility. Additionally, $0.6 of unamortized debt acquisition costs related to the Old Credit Facility were written off at the termination of the Old Credit Facility. These expenses will be reflected as extraordinary items in the second quarter of 1997.

Loans made under the New Credit Facility (a) bear interest, based on the Company's fixed charge coverage ratio, at a rate between 0.5% and 1.5% per annum in excess of the prime rate or at a rate between 2.0% and 3.0% per annum in excess of eurodollar rate, at the election of the Company, (b) mature on April 7, 2000, (c) were used by the Borrowers to repay the Old Credit Facility, and
(d) are to be used for working capital and other general corporate purposes, including acquisitions.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                     For the Three Months Ended
                                                              March 31,
                                                     ----------------------------
                                                         1997          1996
                                                     ------------- --------------

Net sales............................................$     19.7    $      25.0
Cost of goods sold...................................      17.5           21.9
                                                     ------------- --------------

     Gross profit....................................       2.2            3.1

Engineering, selling and administrative expenses.....       0.9            2.4
                                                     ------------- --------------

     Income from operations..........................       1.3            0.7

Other income (expense):
     Interest expense................................      (1.8)          (1.9)
     Amortization of debt issuance costs.............      (0.1)          (0.1)
                                                     ------------- --------------

Loss before income taxes.............................      (0.6)          (1.3)
Provision for income taxes...........................     ---            ---
                                                     ------------- --------------

Net loss.............................................$     (0.6)   $      (1.3)
                                                     ============= ==============




   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                        March 31, 1997    December 31,
                                                                                              1996
                                                                       ---------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................$        0.3     $         0.4
   Trade accounts receivables
     (less allowance of $0.6 in 1997 and $0.6 in 1996).................        16.0              14.4
   Net inventories.....................................................        29.2              29.2
   Due from affiliates.................................................        11.5              10.2
   Prepaid expenses....................................................         0.1               0.1
                                                                       ---------------- -----------------

     Total current assets..............................................        57.1              54.3

   Property, plant and equipment.......................................         0.1               0.1
   Goodwill - net......................................................        16.7              17.0
   Other assets - net..................................................         2.4               2.4
                                                                       ================ =================

Total assets...........................................................$       76.3     $        73.8
                                                                       ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................$        4.4     $         5.0
   Accrued warranties and product liability............................         7.7               7.5
   Accrued expenses....................................................         2.7               2.9
   Due to affiliates...................................................        15.5              12.3
   Due to Terex Corporation............................................         9.6               8.9
   Current portion of long-term debt...................................         1.3               1.3
                                                                       ---------------- -----------------

     Total current liabilities.........................................        41.2              37.9
                                                                       ---------------- -----------------

Non-current liabilities:
   Long-term debt, less current portion................................        54.3              54.2
   Other non-current liabilities.......................................         1.6               1.9
                                                                       ---------------- -----------------

     Total non-current liabilities.....................................        55.9              56.1
                                                                       ---------------- -----------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......       ---               ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........       ---               ---
   Accumulated deficit.................................................       (20.9)            (20.3)
   Foreign currency translation adjustment.............................         0.1               0.1
                                                                       ---------------- -----------------

     Total shareholders' deficit.......................................       (20.8)            (20.2)
                                                                       ================ =================

Total liabilities and shareholders' deficit............................$       76.3     $        73.8
                                                                       ================ =================

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                   -----------------------------------
                                                                         1997              1996
                                                                   ----------------- -----------------
OPERATING ACTIVITIES
   Net loss........................................................$        (0.6)    $        (1.3)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization...............................          0.5               0.9
       Other.......................................................          0.1               0.2
       Changes in operating assets and liabilities:
         Trade accounts receivable.................................         (1.6)             (5.5)
         Net inventories...........................................        ---                (0.9)
         Prepaid expenses and other current assets.................        ---                 0.4
         Trade accounts payable....................................         (0.6)              2.3
         Net amounts due to affiliates.............................          2.6               4.5
         Accrued product liability and product warranty............          0.2               0.3
         Accrued expenses..........................................         (0.2)             (0.1)
         Other, net................................................         (0.4)             (0.7)
                                                                   ----------------- -----------------
           Net cash provided by operating activities...............        ---                 0.1
                                                                   ----------------- -----------------

INVESTING ACTIVITIES
   Capital expenditures............................................         (0.1)             (0.1)
                                                                   ----------------- -----------------
     Net cash used in investing activities.........................         (0.1)             (0.1)
                                                                   ----------------- -----------------

FINANCING ACTIVITIES                                                       ---               ---
                                                                   ----------------- -----------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS.......................................        ---                (0.2)
                                                                   ----------------- -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS..........................         (0.1)             (0.2)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD.............................................          0.4               0.5
                                                                   ----------------- -----------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD...................................................$         0.3     $         0.3
                                                                   ================= =================



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                     (in millions unless otherwise denoted)


NOTE A -- DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PPM Cranes, Inc. (sometimes referred to as Terex Cranes - Conway Operations) (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic cranes and related spare parts.

On May 9, 1995 (the "date of acquisition"), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware Corporation which owns 92.4% of the capital stock of PPM Cranes, Inc. Terex Corporation and Terex Cranes, Inc., are both Delaware corporations.

The unaudited condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Terex Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; PPM of Australia Pty. Ltd., and PPM Far East Private Ltd., a Singapore company. All material intercompany transactions and profits have been eliminated. During 1995, management closed the operations in PPM Far East Private Ltd.


NOTE B -- INVENTORIES

Net inventories consist of the following:

                                                      March 31, 1997     December 31,
                                                                             1996
                                                     ----------------- -----------------
Finished equipment...................................$         7.2     $        4.9
Replacement parts....................................          8.3              7.9
Work in process......................................          1.7              3.0
Raw materials and supplies...........................         12.0             13.4
                                                     ----------------- -----------------
                                                     $        29.2     $       29.2
                                                     ================= =================


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                      March 31, 1997     December 31,
                                                                             1996
                                                     ----------------- -----------------
Property, plant and equipment........................$         0.1     $        0.1
Less:  Accumulated depreciation......................        ---              ---
                                                     ----------------- -----------------
Net property, plant and equipment....................$         0.1     $        0.1
                                                     ================= =================


NOTE D -- CONTINGENCIES

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            (Dollar amounts are in millions, unless otherwise noted.)

Results of Operations

The Company currently operates in two industry segments: Terex Trucks and Terex Cranes. The Company previously operated a third industry segment, the Material Handling Segment, the results of which are accounted for as Income from Discontinued Operations. Terex Cranes consists of Terex Cranes - Waverly Operations (previously known as Koehring), Terex Cranes - Conway Operations and PPM Europe. Terex Trucks consist of Terex Equipment Limited ("TEL") located in Motherwell, Scotland, and Unit Rig ("Unit Rig") located in Tulsa, Oklahoma.

Quarter Ended March 31, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations and income from discontinued operations, by segment, for the three months ended March 31, 1997 and 1996.

                                                      Three Months Ended March
                                                                 31,
                                                     ---------------------------   Increase
                                                         1997          1996       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Trucks......................................$     77.7    $      70.9   $       6.8
   Terex Cranes......................................      97.1          102.5          (5.4)
   General/Corporate/Eliminations....................       1.5           (0.2)          1.7
                                                     ------------- ------------- --------------
     Total...........................................$    176.3    $     173.2   $       3.1
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Trucks......................................$     12.8    $       9.1   $       3.7
   Terex Cranes......................................      14.3           14.9          (0.6)
   General/Corporate/Eliminations....................       0.4           (0.6)          1.0
                                                     ------------- ------------- --------------
     Total...........................................$     27.5    $      23.4   $       4.1
                                                     ============= ============= ==============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
   Terex Trucks......................................$      6.4    $       6.2   $       0.2
   Terex Cranes......................................       6.8            8.7          (1.9)
   General/Corporate/Eliminations....................       0.9            1.4          (0.5)
                                                     ------------- ------------- --------------
     Total...........................................$     14.1    $      16.3   $      (2.2)
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Trucks......................................$      6.4    $       2.9   $       3.5
   Terex Cranes......................................       7.5            6.2           1.3
   General/Corporate/Eliminations....................      (0.5)          (2.0)          1.5
                                                     ------------- ------------- --------------
     Total...........................................$     13.4    $       7.1   $       6.3
                                                     ============= ============= ==============

INCOME FROM
   DISCONTINUED OPERATIONS...........................$    ---      $       3.2   $      (3.2)
                                                     ============= ============= ==============


     Net Sales

Sales increased $3.1, or approximately 2%, to $176.3 for the three months ended March 31, 1997 over the comparable 1996 period, reflecting a strong sales quarter at TEL, partially offset by a decrease in sales for Terex Cranes.

Terex Trucks' sales increased $6.8 to $77.7 for the three months ended March 31, 1997 from $70.9 for the three months ended March 31, 1996. The increase in sales was primarily in the TEL product line. Sales in Europe were lower than the 1996 quarter, reflecting continued weakness in the European construction sector. This weakness was offset by sales growth in North America and the developing regions of Southeast Asia. Machine sales increased 15.4%, and parts sales increased 2.2%. Parts sales have higher margins than machine sales. The sales mix was approximately 29% parts for the three months ended March 31, 1997 compared to 31% parts for the comparable 1996 period. Backlog was $69.1 at March 31, 1997 compared to $53.4 at December 31, 1996 and $87.0 at March 31, 1996. The March 31, 1996 backlog included a single order for about $25.0, which was subsequently canceled. Adjusting for that event, backlog at March 31, 1996 was $62.0.

Terex Cranes' sales were $97.1 for the three months ended March 31, 1997, a decrease of $5.4 from $102.5 for the three months ended March 31, 1996. The decrease in Terex Cranes' sales was due to timing of shipments and the weakening of European currencies, principally the French franc. Sales were strong at Terex Cranes - Waverly Operations, including the aerial work platform product line, and were offset by weaker sales at PPM Europe and Terex Cranes - Conway Operations, particularly in Europe. Terex Cranes' backlog was $101.0 at March 31, 1997, compared to $67.2 at December 31, 1996 and $57.3 at March 31, 1996.
Backlog levels at March 31, 1997 increased from December 31, 1996 for all Terex Cranes operations. Backlog was particularly strong in the aerial work platform product line. The sales mix between machines and parts for the first quarter of 1997 was relatively unchanged from the comparable period in the prior year.

Net sales for corporate are service revenues of $1.5 generated by Terex's parts distribution center. These services were provided to the purchaser of the Material Handling Segment during the three months ended March 31, 1997 pursuant to a service contract entered into with the purchaser when the Company completed the sale of its Material Handling Segment. The contract expires in November 1999.

     Gross Profit

Gross profit for the three months ended March 31, 1997 increased $4.1 to $27.5 as compared to $23.4 for the three months ended March 31, 1996. The gross profit increase at Terex Trucks was partially offset by a decrease in gross profit at Terex Cranes.

Terex Trucks' gross profit increased $3.7 to $12.8 for the three months ended March 31, 1997 compared to $9.1 for the three months ended March 31, 1996. The increase in gross profit was primarily due to increased manufacturing efficiencies and a relatively increased share of higher margin TEL machines. The gross margin percentage at Terex Trucks was 16.5% for the three months ended March 31, 1997 as compared to 12.8% for the three months ended March 31, 1996.

Terex Cranes' gross profit decreased $0.6 to $14.3 for the three months ended March 31, 1997, compared to $14.9 for the three months ended March 31, 1996. The decrease was due to the decrease in sales; the gross margin percentage at Terex Cranes was 14.7% for the three months ended March 31, 1997 versus 14.5% for the comparable 1996 period.

     Engineering, Selling And Administrative Expenses

Engineering, selling and administrative expenses decreased to $14.1 for the three months ended March 31, 1997 from $16.3 for the three months ended March 31, 1996, reflecting cost reductions at the corporate level and at Terex Cranes. Terex Trucks' engineering, selling and administrative expenses increased $0.2 to $6.4 for the three months ended March 31, 1997 as compared to $6.2 for the same period in 1996. However, Terex Trucks' expenses decreased to 8.2% of sales for the 1997 period from 8.7% of sales for the comparable 1996 period.

Terex Cranes' engineering, selling and administrative expenses decreased to $6.8 for the three months ended March 31, 1997 from $8.7 for the three months ended March 31, 1996, reflecting the effect of cost reduction actions at PPM Europe and Terex Cranes - Conway Operations. The engineering, selling and administrative expenses as a percentage of sales decreased to 7.0% for the three months ended March 31, 1997 as compared to 8.5% for the comparable 1996 period.

     Income From Operations

On a consolidated basis, the Company had operating income from Continuing Operations of $13.4 for the three months ended March 31, 1997, compared to operating income of $7.1 for the three months ended March 31, 1996, for the reasons mentioned below. For the three months ended March 31, 1997, unallocated corporate expense declined by $0.5 versus the three months ended March 31, 1996.

Terex Trucks' income from operations increased by $3.5 to $6.4 for the three months ended March 31, 1997 from $2.9 for the three months ended March 31, 1996, primarily due to the realization of increased revenues, improved gross margin percentages, and level engineering, selling and administrative charges. Improved gross margin percentages were seen at Unit Rig, as a result of outsourcing certain manufacturing processes, and in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility.

Terex Cranes' income from operations of $7.5 for the three months ended March 31, 1997 increased by $1.3 over the three months ended March 31, 1996, primarily due to the effect of cost control initiatives implemented at PPM Europe and Terex Cranes - Conway Operations and continued strong performance by Terex Cranes - Waverly Operations.

     Other Income (Expense)

During the three months ended March 31, 1997, the Company's interest expense decreased $1.9 to $9.5 from $11.4 for the comparable 1996 period. This decrease was primarily due to the $139.5 cash provided from the sale of the Company's Materials Handling Segment, which allowed the Company to eliminate borrowings under its revolving credit facility. Similarly, the Company was able to invest excess cash during the period and interest income for the three months ended March 31, 1997 increased $0.5 to $0.6 from $0.1 for the three months ended March 31, 1996.

Other income (expense) for the three months ended March 31, 1997 was primarily amortization of debt issue costs. During the three months ended March 31, 1996 the Company realized a gain of $2.4 on the sale of excess property in Scotland.

     Income From Discontinued Operations

As a result of selling its Material Handling Segment the Company did not have any income from discontinued operations for the three months ended March 31, 1997 compared to $3.2 for the comparable period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on the New Credit Facility described below.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof. As part of its strategy to strengthen its capital structure and reduce debt, on November 27, 1996 the Company completed the sale of its worldwide Material Handling Segment for an aggregate cash purchase price, subject to adjustments, of $139.5. Upon closing, the Company immediately paid down its then outstanding credit facility. In accordance with the Indenture governing the Company's 13.25% Senior Secured Notes, the Company offered to repurchase (the "Offer") $100 principal amount of the Senior Secured Notes. The Offer expired on December 27, 1996, but no Senior Secured Notes were tendered for repurchase.

Consistent with its strategy of improving its capital structure, on December 30, 1996, the Company called all of its issued and outstanding Series A Cumulative Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") for redemption on January 29, 1997 (the "Redemption Date"). The Series A Preferred Stock was accreting initially at a rate of 13% per annum, which was to increase to 18% per annum at the end of 1998. All 1,200,000 shares of the Series A Preferred Stock outstanding on the Redemption Date were redeemed at a redemption price of $37.80 per share, or approximately $45.4 in aggregate.

Net cash of $15.0 was provided by operating activities during the three months ended March 31, 1997, of which $7.0 was provided by operating results plus depreciation and amortization, plus an increase of approximately $8.6 in accrued interest payable. Net cash used in investing activities was $0.4 during the three months ended March 31, 1997. Net cash used by financing activities was $43.1 during the three months ended March 31, 1997, principally due to the redemption of the Series A Preferred Stock in January 1997 for $45.4. Cash and cash equivalents totaled $39.6 at March 31, 1997.

As of March 31, 1997, the Company had no balance outstanding under its then existing the credit facility, letters of credit issued under that credit facility totaled $7.5, and the additional amount the Company could have borrowed under that credit facility was $43.4. As discussed in Note H of the notes to the interim condensed consolidated financial statements, on April 7, 1997 the
Company acquired Simon Access for $90.0. Concurrently with the Simon Access acquisition, the Company entered into the New Credit Facility. The New Credit Facility provides the Company with the ability to borrow (in the form of revolving loans and up to $20.0 in outstanding letters of credit) up to $125.0. The New Credit Facility is secured by substantially all of the Company's domestic receivables and inventory. The amount of borrowings available under the New Credit Facility is limited to established percentages of eligible receivables and eligible inventory of certain of the Company's domestic subsidiaries. The New Credit Facility matures on April 7, 2000. At the option of the Company, revolving loans may be in the form of prime rate loans bearing interest at a rate of between 0.5% and 1.5% per annum in excess of the prime rate or eurodollar rate loans bearing interest at a rate of between 2.0% and 3.0% per annum in excess of the adjusted eurodollar rate. The margin over the prime rate or eurodollar rate paid by the Company is based upon the Company's fixed charge coverage ratio from time to time. As of April 30, 1997 the Company had availability of $27.3 under the New Credit Facility.


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOL's") and the availability of such NOL's to offset future taxable income. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus interest and penalties. If the Company were required to pay a significant portion of the assessment, it could have a material adverse impact on the Company and could exceed the Company's resources. The Company has filed its administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. Although management believes that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOL's, the ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. If the Company's positions prevail on the most significant issues, management believes that the amounts due would not exceed amounts previously paid or provided; however, even under such circumstances, it is possible that the Company's NOL's could be reduced to some extent. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 plus interest and penalties and the ultimate outcome cannot presently be determined or estimated. A change in control of the Company for tax purposes could possibly result in a significant reduction in the amount of NOL's available to the Company to offset future taxable income.

Under the terms of the Company's New Credit Facility, an event of default will occur if the Company incurs any liability for federal income taxes which results in an expenditure of cash of more than $15.0 in excess of the amounts shown as owed on tax returns filed by the Company prior to April 7, 1997. If this were to occur, the Company might be required to refinance the indebtedness outstanding under the New Credit Facility. There can be no assurance, however, that any refinancing would be obtainable or, if obtainable, that the terms of such refinancing would be acceptable to the Company.

In March of 1994 the Securities and Exchange Commission (the "Commission") initiated a private investigation, which included the Company and certain of its affiliates, to determine whether violations of certain aspects of the Federal securities laws have taken place. The Company is cooperating with the Commission in its investigation and it is not possible at this time to determine the outcome of the Commission's investigation. During 1996, the Company incurred $0.3 of legal fees and expenses on behalf of the Company, directors and executives of the Company and KCS. In general, under the Company's by-laws, the Company is obligated to indemnify officers and directors for all liabilities arising in the course of their duties on behalf of the Company. To date, no officer or director has had legal representation separate from the Company's legal representation, and no allocation of the legal fees for such representation has been made.

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

PART II       OTHER INFORMATION
              (Dollar amounts are in millions, unless otherwise noted.)

Item 1.       Legal Proceedings

For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."


Item 5.       Other Information

Recent Developments

On April 7, 1997, the Company completed the purchase of the industrial businesses of Simon Access division ("Simon Access") of Simon Engineering plc for $90 in cash, subject to adjustment.

Simon Access consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. Simon Access products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to utility companies as well as to customers in the industrial and construction markets. Specifically, Terex has acquired 100% of the outstanding common stock of (i) Simon-Telelect Inc., a Delaware corporation, (ii) Simon Aerials, Inc., a Wisconsin corporation, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon Cella, S.r.l., a company incorporated under the laws of Italy, and (v) Simon Aerials Limited, a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. Not included in the businesses acquired were Simon Access' fire fighting equipment businesses. The Company intends to continue to operate the Simon Access business.

The Company obtained the funds necessary to complete the transaction from its cash on hand and borrowings under its revolving credit facility.

On April 7, 1997, the Company and certain of its domestic subsidiaries on such date (collectively, the "Borrowers") entered a Revolving Credit Agreement with the First National Bank of Boston, as agent (the "Agent"), pursuant to which the Agent and other financial institutions party thereto provided the Borrowers with a line of credit of up to $125 secured by accounts receivable and inventory (the "New Credit Facility"). The New Credit Facility replaces the Company's $100 revolving credit facility with Foothill Capital Corporation, as agent (the "Old Credit Facility").

Loans made under the New Credit Facility (a) bear interest, based on the Company's fixed charge coverage ratio, at a rate between 0.5% and 1.5% per annum in excess of the prime rate or at a rate between 2.0% and 3.0% per annum in excess of eurodollar rate, at the election of the Company, (b) mature on April 7, 2000, (c) were used by the Borrowers to repay the Old Credit Facility, and
(d) are to be used for working capital and other general corporate purposes, including acquisitions.

Forward Looking Information

Certain information in this report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties, including, but not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company's expectations are predominantly based on what it considers key economic assumptions. Construction and mining activity are sensitive to interest rates, government spending and general economic conditions. Some of the other significant factors for the Company include integration of acquired businesses, retention of key management, foreign currency movements, pricing, product initiatives and other actions taken by competitors, the effects of changes in laws and regulations, continued use of net operating loss carryovers and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors.

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

                  A report  on Form  8-K  dated  February  24,  1997  was  filed
                  February 26, 1997 reporting the Company's execution of an agreement of Purchase and Sale with Simon Engineering plc and certain subsidiaries for the Company to acquire the industrial businesses of Simon Access division.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEREX CORPORATION
                                             (Registrant)


Date:  May 14, 1997                   /s/ Joseph F. Apuzzo
                                        Joseph F. Apuzzo
                                        Vice President Finance and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


                Exhibit No.

                   11.1            Computation of Earnings per Share

                   27              Financial Data Schedule