Form 10-Q
period 1997-06-30
TEREX CORP
filed 1997-08-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                            YES __X__     NO ____

Number of outstanding shares of common stock:  18.9 million as of July 31, 1997.


The Exhibit Index appears on page 33.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following subsidiaries of the Company, all of which are wholly-owned except PPM Cranes, Inc., which are guarantors (the "Guarantors") of the Company's $250 million principal amount of 13.25% Senior Secured Notes due 2002 (the "Senior Secured Notes"). See Note H -- Consolidating Financial Statements.

                                         State or other
                                         jurisdiction of
                                         incorporation or     I.R.S. employer
        Guarantor                        organization     identification number

Terex Cranes, Inc.                         Delaware            06-1423889
PPM Cranes, Inc.                           Delaware            39-1611683
Koehring Cranes, Inc.                      Delaware            06-1423888
Terex Aerials, Inc.                        Wisconsin           39-1028686
Terex-RO Corporation                        Kansas             44-0565380
Terex Aviation Ground Equipment, Inc.      Delaware            48-1082328
Terex-Telelect, Inc.                       Delaware            41-1603748
Terex West Coast, Inc.                   South Dakota          93-0824202
Terex Atlantico, Inc.                    Pennsylvania          23-2166805
Terex Baraga Products, Inc.                Michigan            38-2489906
M&M Enterprises of Baraga, Inc.            Michigan            38-3185260



                                                                       Page No.
PART I     FINANCIAL INFORMATION

Item 1     Condensed Consolidated Financial Statements

           TEREX CORPORATION
              Condensed Consolidated Statement of Operations --
                  Three and six months ended June 30, 1997 and 1996.........3
              Condensed Consolidated Balance Sheet --
                  June 30, 1997 and December 31, 1996.......................4
              Condensed Consolidated Statement of Cash Flows --
                  Six months ended June 30, 1997 and 1996...................5
              Notes to Condensed Consolidated Financial Statements --
                  June 30, 1997.............................................6

           PPM CRANES, INC.
              Condensed Consolidated Statement of Operations --
                  Three and six months ended June 30, 1997 and 1996........17
              Condensed Consolidated Balance Sheet --
                  June 30, 1997 and December 31, 1996......................18
              Condensed Consolidated Statement of Cash Flows --
                  Six months ended June 30, 1997 and 1996..................19
              Notes to Condensed Consolidated Financial Statements --
                  June 30, 1997............................................20

Item 2     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................22

PART II    OTHER INFORMATION
           Item 1     Legal Proceedings....................................30
           Item 4     Submission of Matters to a Vote of Security Holders..30
           Item 5     Other Information....................................30
           Item 6     Exhibits and Reports on Form 8-K.....................31

SIGNATURES.................................................................32



                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                          For the Three Months         For the Six Months
                                                                             Ended June 30,              Ended June 30,
                                                                       --------------------------- ---------------------------
                                                                           1997          1996          1997          1996
                                                                       ------------- ------------- ------------- -------------
Net sales..............................................................$   232.2     $     182.8   $     408.5   $    356.0
Cost of goods sold.....................................................    193.9           155.8         342.7        305.6
                                                                       ------------- ------------- ------------- -------------

     Gross profit......................................................     38.3            27.0          65.8         50.4
Engineering, selling and administrative expenses.......................     19.2            16.3          33.3         32.6
                                                                       ------------- ------------- ------------- -------------

     Income from operations............................................     19.1            10.7          32.5         17.8

Other income (expense):
     Interest income...................................................      0.1           ---             0.7          0.1
     Interest expense..................................................    (11.2)          (11.4)        (20.7)       (22.8)
     Other income (expense) - net......................................     (0.1)           (1.0)         (0.5)         0.5
                                                                       ------------- ------------- ------------- -------------

Income (loss) from continuing operations before income taxes and
     extraordinary items...............................................      7.9            (1.7)         12.0         (4.4)
Provision for income taxes.............................................     (0.2)          ---            (0.4)       ---
                                                                       ------------- ------------- ------------- -------------

Income (loss) from continuing operations before extraordinary items....      7.7            (1.7)         11.6         (4.4)
Income from discontinued operations....................................    ---               6.2         ---            9.4
                                                                       ------------- ------------- ------------- -------------

Income before extraordinary items......................................      7.7             4.5          11.6          5.0
Extraordinary loss on retirement of debt...............................     (2.6)          ---            (2.6)       ---
                                                                       ------------- ------------- ------------- -------------

Net income ............................................................      5.1             4.5           9.0          5.0
Less preferred stock accretion.........................................     (0.4)           (1.9)         (0.8)        (3.8)
                                                                       ------------- ------------- ------------- -------------

Income applicable to common stock......................................$     4.7     $       2.6   $       8.2   $      1.2
                                                                       ============= ============= ============= =============




PER COMMON AND COMMON EQUIVALENT SHARE:
     Income (loss) from continuing operations..........................$    0.48     $     (0.26)  $      0.72   $    (0.66)
     Income from discontinued operations...............................   ---               0.44        ---            0.76
                                                                       ------------- ------------- ------------- -------------
       Income before extraordinary items...............................     0.48            0.18          0.72         0.10
     Extraordinary loss on retirement of debt..........................    (0.17)         ---            (0.17)      ---
                                                                       ------------- ------------- ------------- -------------
       Net income .....................................................$    0.31     $      0.18   $      0.55   $     0.10
                                                                       ============= ============= ============= =============


Weighted average common shares outstanding including dilutive
     securities (See Exhibit 11.1).....................................     15.2            14.2          14.9         12.4
                                                                       ============= ============= ============= =============


   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                                            June 30,        December 31,
                                                                                              1997              1996
                                                                                        ----------------- -----------------
ASSETS
Current assets
     Cash and cash equivalents..........................................................$        13.3     $        72.0
     Trade receivables (less allowance of $4.7 at June 30, 1997
       and $7.0 at December 31, 1996)...................................................        146.0             110.3
     Net inventories....................................................................        228.9             190.6
     Other current assets...............................................................         12.5              17.3
                                                                                        ----------------- -----------------
         Total current assets...........................................................        400.7             390.2
Long-term assets
     Property, plant and equipment - net................................................         46.4              31.7
     Goodwill - net.....................................................................         87.2              32.4
     Debt issuance costs - net..........................................................         12.7              12.7
     Other assets.......................................................................         18.9               4.2
                                                                                        ----------------- -----------------
Total assets                                                                            $       565.9     $       471.2
                                                                                        ================= =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Notes payable and current portion of long-term debt................................$        25.3     $        19.2
     Trade accounts payable.............................................................        127.9             104.4
     Accrued compensation and benefits..................................................         16.4              15.8
     Accrued warranties and product liability...........................................         25.5              19.4
     Other current liabilities..........................................................         36.5              36.2
                                                                                        ----------------- -----------------
         Total current liabilities......................................................        231.6             195.0
Non current liabilities
     Long-term debt, less current portion...............................................        358.4             262.1
     Other..............................................................................         30.3              29.6

Minority interest, including redeemable preferred stock of a subsidiary.................         10.7              10.0

Redeemable convertible preferred stock..................................................          0.9              46.2

Commitments and contingencies

Stockholders' deficit
     Warrants to purchase common stock..................................................          1.1               3.2
     Equity rights......................................................................          3.2             ---
     Common stock, $.01 par value - authorized 30.0 shares;
       issued and outstanding 13.8 at June 30, 1997 and 13.2 at December 31, 1996.......          0.1               0.1
     Additional paid-in capital.........................................................         58.7              55.8
     Accumulated deficit................................................................       (117.9)           (126.1)
     Pension liability adjustment.......................................................         (2.0)             (2.0)
     Cumulative translation adjustment..................................................         (9.2)             (2.7)
                                                                                        ----------------- -----------------
         Total stockholders' deficit....................................................        (66.0)            (71.7)
                                                                                        ----------------- -----------------

Total liabilities and stockholders' deficit.............................................$       565.9     $       471.2
                                                                                        ================= =================

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   ---------------------------
                                                                                       1997          1996
                                                                                   ------------- -------------
OPERATING ACTIVITIES
   Net income......................................................................$      9.0    $       5.0
   Adjustments to reconcile net income to cash used in operating activities:
        Depreciation...............................................................       3.6            4.3
        Amortization...............................................................       3.4            2.4
        Other......................................................................      (0.1)          (2.0)
        Changes in operating assets and liabilities:
          Trade receivables........................................................     (11.9)         (22.9)
          Net inventories..........................................................      (1.4)           0.5
          Net assets of discontinued operations....................................     ---             (1.1)
          Trade accounts payable...................................................      (4.5)           3.7
          Accrued compensation and benefits........................................      (2.6)           1.8
          Other, net...............................................................       1.3           (1.9)
                                                                                   ------------- -------------
             Net cash provided by (used in) operating activities...................      (3.2)         (10.2)
                                                                                   ------------- -------------


INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired.................................     (97.2)         ---
   Capital expenditures............................................................      (2.2)          (1.3)
   Proceeds from sale of excess assets.............................................       0.8            3.8
                                                                                   ------------- -------------
             Net cash provided by (used in) investing activities...................     (98.6)           2.5
                                                                                   ------------- -------------


FINANCING ACTIVITIES
   Redemption of preferred stock...................................................     (45.4)         ---
   Principal repayments of long-term debt..........................................      (0.6)          (1.0)
   Net incremental borrowings under revolving line of credit agreements............      94.7           12.7
   Other...........................................................................       1.8           (1.5)
                                                                                   ------------- -------------
             Net cash provided by financing activities.............................      50.5           10.2
                                                                                   ------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS.......................................................      (7.4)         ---
                                                                                   ------------- -------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS................................................................     (58.7)           2.5

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................      72.0            7.0
                                                                                   ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................$     13.3    $       9.5
                                                                                   ============= =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

                     (in millions, unless otherwise denoted)


NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1996, has been derived from the audited consolidated balance sheet as of that date.

As set forth in Note B below, the Company sold its worldwide Material Handling business ("CMHC") on November 27, 1996. CMHC is accounted for as a discontinued operation.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- DISCONTINUED OPERATIONS

The Company sold CMHC on November 27, 1996. The accompanying condensed consolidated statement of operations for the three months and six months ended June 30, 1996 includes the results of CMHC in "Income (Loss) from Discontinued Operations." Generally accepted accounting principles permit, but do not require, the allocation of interest expense between continuing and discontinued operations. Because the methods allowed under generally accepted accounting principles for calculating interest expense to be allocated to discontinued operations are not necessarily indicative of the use of proceeds from the sale of CMHC by the Company, and the effect on interest expense of the continuing operations of the Company, the Company has elected not to allocate interest expense to discontinued operations. The results of this election are that loss from continuing operations includes substantially all of the interest expense of the Company, and income from discontinued operations does not include any material interest expense. Summary operating results of discontinued operations are as follows:

                                         Three Months        Six Months
                                            Ended              Ended
                                         June 30, 1996     June 30, 1996
                                       ----------------- -----------------
Net sales..............................$      115.4      $      224.2
Income before income taxes.............         6.2               9.4
Provision for income taxes.............       ---               ---
Income from discontinued operations ...         6.2               9.4



NOTE C -- ACQUISITIONS

On April 7, 1997, the Company completed the purchase of the industrial businesses of Simon Access division ("Simon Access") of Simon Engineering plc for $90 in cash, subject to adjustment.

Simon Access consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. Simon Access products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to utility companies as well as to customers in the industrial and construction markets. Specifically, the Company acquired 100% of the outstanding common stock of (i) Simon-Telelect Inc. (now named Terex-Telelect, Inc.), a Delaware corporation, (ii) Simon Aerials, Inc. (now named Terex Aerials, Inc.), a Wisconsin corporation, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon-Cella, S.r.l., a company incorporated under the laws of Italy, and (v) Simon Aerials Limited, a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. Not included in the businesses acquired were Simon Access' fire fighting equipment business. The Company obtained the funds necessary to complete the transaction from its cash on hand and borrowings under a new revolving credit facility (see description below).

Also on April 7, 1997, the Company and certain of its domestic subsidiaries (collectively, the "Borrowers") entered a Revolving Credit Agreement with a financial institution, as agent (the "Agent"), pursuant to which the Agent and other financial institutions party thereto have provided the Borrowers with a line of credit of up to $125 secured by accounts receivable and inventory (the "New Credit Facility"). The New Credit Facility replaced the Company's $100 revolving credit facility (the "Old Credit Facility"). The Company paid a fee of $2.0 upon termination of the Old Credit Facility. Additionally, $0.6 of unamortized debt acquisition costs related to the Old Credit Facility were written off at the termination of the Old Credit Facility. These expenses are reflected as extraordinary items in the second quarter of 1997.

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

On April 14, 1997 the Company  completed the purchase of Baraga  Products,  Inc.
and  M&M  Enterprises  of  Baraga,   Inc.   (collectively,   "Baraga").   Baraga
manufactures rough terrain telescopic boom forklifts.

The Simon Access and Baraga (the "Acquired Businesses") acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $51.5) is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets and liabilities acquired in the Simon Access and Baraga acquisitions are summarized as follows:

Accounts receivable..................................$      23.1
Inventories..........................................       38.8
Other current assets.................................        0.9
Property, plant and equipment........................       21.1
Goodwill.............................................       51.5
Other assets.........................................       11.8
Accounts payable and other current liabilities.......      (42.1)
Long-term debt.......................................       (4.9)
Other non-current liabilities........................       (1.5)
                                                     ---------------
                                                     $      98.7
                                                     ===============

The Company is in the process of completing evaluations and estimates for purposes of determining certain values. The Company has also estimated costs related to plans to integrate the activities of the Acquired Businesses into the Company, including plans to exit certain activities and consolidate and restructure certain functions. The Company may revise the estimates as additional information is obtained.

The operating results of the Acquired Businesses are included in the Company's consolidated results of operations since April 7, 1997 and April 14, 1997, respectively. The following pro forma summary presents the consolidated results of operations as though the Company completed the acquisition of the Acquired Businesses on January 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs on the New Credit Facility:

                                                                           Pro Forma for the
                                                              ---------------------------------------------
                                                                Six Months Ended           Year Ended
                                                                  June 30, 1997         December 31, 1996
                                                              ---------------------- ----------------------
Net sales.....................................................$         459.5        $          887.1
Income from operations........................................           32.8                    20.2
Income (loss) before discontinued operations and
   extraordinary items........................................           10.5                   (45.3)
Income (loss) before discontinued operations and
   extraordinary items, per share.............................$          0.65        $          (5.13)

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE D -- INVENTORIES

Net inventories consist of the following:

                                                                  June 30,       December 31,
                                                                    1997             1996
                                                              ----------------- ----------------
Finished equipment............................................$        59.7     $       49.3
Replacement parts.............................................         75.2             68.0
Work-in-process...............................................         22.5             19.8
Raw materials and supplies....................................         74.3             56.3
                                                              ----------------- ----------------
                                                                      231.7            193.4
Less:  Excess of FIFO inventory value over LIFO cost..........         (2.8)            (2.8)
                                                              ----------------- ----------------
Net inventories...............................................$       228.9     $      190.6
                                                              ================= ================


NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                                  June 30,       December 31,
                                                                    1997             1996
                                                              ----------------- ----------------
Property, plant and equipment.................................$        79.3     $       65.4
Less:  Accumulated depreciation...............................        (32.9)           (33.7)
                                                              ----------------- ----------------
Net property, plant and equipment.............................$        46.4     $       31.7
                                                              ================= ================


NOTE F -- LITIGATION AND CONTINGENCIES

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

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through June 30, 1997 of approximately $85.7. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

If the Company were required to pay a significant portion of the assessment with related interest and penalties, such payment would exceed the Company's resources. In such event, the viability of the Company would be placed in jeopardy, and it is uncertain that the Company could, through financing or otherwise, obtain the funds required to pay such assessment, interest, and applicable penalties. Management believes, however, that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOLs. Based upon consultation with its tax advisors, management believes that the Company's position will prevail on the most significant issues. Accordingly, management believes that the outcome of the examination will not have a material adverse effect on its financial condition or results of operations, but may result in some reduction in the amount of the NOLs available to the Company. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56.0 plus interest and penalties, and the ultimate outcome cannot be determined or estimated at this time. No reserves are being expensed to cover the potential liability.

Under the terms of the Company's New Credit Facility, an event of default will occur if the Company incurs any liability for federal income taxes which results in an expenditure of cash of more than $15.0 in excess of the amounts shown as owed on tax returns filed by the Company prior to April 7, 1997. If this were to occur, the maturity of the New Credit Facility may be accelerated and recourse may be taken against the accounts receivable and inventory securing advances under the New Credit Facility. In such event, the Company would seek to refinance the indebtedness outstanding under the New Credit Facility. There can be no assurance, however, that any refinancing would be obtainable or, if obtainable, that the terms of such refinancing would be acceptable to the Company.


NOTE G -- EQUITY RIGHTS

On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with $250 of the 13.25% Senior Secured Notes. A portion of the proceeds ($3.2) of the sale of the Senior Secured Notes and the Equity Rights was allocated to the Equity Rights. The portion of the proceeds related to the Equity Rights has been reclassified from other non-current liabilities to the stockholders' deficit section of the balance sheet, because they can be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitle the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price do not affect the net income or loss reported by the Company; however, changes in the Current Price vary the amount of cash that the Company would have to pay or the number of Shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. As of June 30, 1997, the Current Price of the Common Stock was $15.806, which would have required the Company to issue 442,494 shares of Common Stock in the event the holders had exercised the Equity Rights.

NOTE H -- CONSOLIDATING FINANCIAL STATEMENTS

The Senior Secured Notes are jointly and severally guaranteed by the following subsidiaries of the Company: Terex Cranes, Inc., PPM Cranes, Inc., Koehring Cranes, Inc., Terex Aerials, Inc., Terex-RO Corporation, Terex Aviation Ground Equipment, Inc., Terex-Telelect, Inc., Terex West Coast, Inc., Terex Atlantico, Inc., Terex Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. (collectively the "Guarantors"). With the exception of PPM Cranes, Inc., which is 92.4% owned by Terex, each of the Guarantors is a wholly-owned subsidiary of the Company.

The following summarized condensed  consolidating  financial information for the
Company  segregates  the  financial   information  of  Terex  Corporation,   the
Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.

Wholly-owned Guarantors combine the operations of Terex Cranes, Inc., Koehring Cranes, Inc., Terex Aerials, Inc., Terex-RO Corporation, Terex Aviation Ground Equipment, Inc., Terex-Telelect, Inc., Terex West Coast, Inc., Terex Atlantico, Inc., Terex Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. (collectively, "Wholly-owned Guarantors"). Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM of Australia Pty Ltd and PPM Far East Private Ltd) reported on an equity basis.

Non-Guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the Senior Secured Notes. These subsidiaries include Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., P.P.M. S.A., P.P.M. S.p.A., Brimont Agraire, PPM Kranes, Baulift, PPM Pty Ltd., and PPM Far East Ltd. Simon Aerials Limited, Simon-Cella, S.r.l., Sim-Tech Management Limited and Simon-Tomen Engineering Company Limited are included in the results of the Non-Guarantor Subsidiaries since April 7, 1997.

Debt and Goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.



TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      47.9   $      93.6   $     22.2    $     95.0    $    (26.5)   $     232.2
   Cost of goods sold...................        41.3          77.3         19.4          81.8         (25.9)         193.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         6.6          16.3          2.8          13.2          (0.6)          38.3
   Engineering, selling & administrative
     expenses...........................         3.6           5.9          1.2           8.5         ---             19.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         3.0          10.4          1.6           4.7          (0.6)          19.1
  Interest income.......................         0.1         ---          ---           ---           ---              0.1
  Interest expense......................       (13.3)         (0.7)         1.4           1.4         ---            (11.2)
  Income (loss) from equity investees...        14.5           3.2          0.2         ---           (17.9)         ---
  Other income (expense) - net..........        (0.5)          0.2         (0.1)          0.3         ---             (0.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................         3.8          13.1          3.1           6.4         (18.5)           7.9
  Provision for income taxes............       ---           ---          ---            (0.2)        ---             (0.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from continuing operations before
   extraordinary items..................         3.8          13.1          3.1           6.2         (18.5)           7.7
Extraordinary loss on retirement of debt       ---           ---          ---           ---            (2.6)          (2.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................         3.8          13.1          3.1           6.2         (21.1)           5.1
  Less preferred stock accretion........       ---            (0.4)       ---           ---           ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $       3.8   $      12.7   $      3.1    $      6.2    $    (21.1)   $       4.7
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      48.8   $      39.2   $     22.9    $     90.3    $    (18.4)   $     182.8
   Cost of goods sold...................        43.6          32.9         19.9          78.9         (19.5)         155.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         5.2           6.3          3.0          11.4           1.1           27.0
   Engineering, selling & administrative
     expenses...........................         4.3           2.0          2.0           7.9           0.1           16.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from operations..................         0.9           4.3          1.0           3.5           1.0           10.7
  Interest income.......................         0.1         ---          ---            (0.1)        ---            ---
  Interest expense......................        (6.2)         (0.4)        (1.5)         (3.3)        ---            (11.4)
  Income (loss) from equity investees...        10.5          (0.1)         0.3         ---           (10.7)         ---
  Other income (expense) - net..........        (0.1)         (0.5)       ---            (0.3)         (0.1)          (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes...................         5.2           3.3         (0.2)         (0.2)         (9.8)          (1.7)
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations         5.2           3.3         (0.2)         (0.2)         (9.8)          (1.7)
  Income (loss) from discontinued
    operations .........................        (3.3)          4.6        ---             1.5           3.4            6.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................         1.9           7.9         (0.2)          1.3          (6.4)           4.5
  Less preferred stock accretion........        (1.9)        ---          ---           ---           ---             (1.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $     ---     $       7.9   $     (0.2)   $      1.3    $     (6.4)   $       2.6
                                         ============= ============= ============= ============= ============= =============



TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      95.3   $     134.0   $     39.3    $    194.9    $    (55.0)   $     408.5
   Cost of goods sold...................        82.7         110.8         34.4         168.6         (53.8)         342.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        12.6          23.2          4.9          26.3          (1.2)          65.8
   Engineering, selling & administrative
     expenses...........................         7.7           7.9          1.9          15.8         ---             33.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         4.9          15.3          3.0          10.5          (1.2)          32.5
  Interest income.......................         0.5         ---          ---             0.2         ---              0.7
  Interest expense......................       (17.6)         (1.3)        (0.3)         (1.5)        ---            (20.7)
  Income (loss) from equity investees...        21.0           2.3          0.3         ---           (23.6)         ---
  Other income (expense) - net..........        (0.9)          0.2         (0.1)          0.3         ---             (0.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and
  extraordinary items...................         7.9          16.5          2.9           9.5         (24.8)          12.0
  Provision for income taxes............       ---           ---          ---            (0.4)        ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............         7.9          16.5          2.9           9.1         (24.8)          11.6
Extraordinary loss on retirement of debt       ---           ---          ---           ---            (2.6)          (2.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................         7.9          16.5          2.9           9.1         (27.4)           9.0
  Less preferred stock accretion........        (0.1)         (0.7)       ---           ---           ---             (0.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $       7.8   $      15.8   $      2.9    $      9.1    $    (27.4)   $       8.2
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      85.6   $      75.9   $     46.4    $    186.4    $    (38.3)   $     356.0
   Cost of goods sold...................        76.4          64.7         40.1         162.4         (38.0)         305.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         9.2          11.2          6.3          24.0          (0.3)          50.4
   Engineering, selling & administrative
     expenses...........................         9.0           3.7          3.8          16.0           0.1           32.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         0.2           7.5          2.5           8.0          (0.4)          17.8
  Interest income.......................         0.1         ---          ---           ---           ---              0.1
  Interest expense......................       (12.3)         (1.0)        (3.2)         (6.3)        ---            (22.8)
  Income (loss) from equity investees...        16.2          (0.7)         0.1         ---           (15.6)         ---
  Other income (expense) - net..........        (0.4)         (0.8)        (0.1)          1.9          (0.1)           0.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes...................         3.8           5.0         (0.7)          3.6         (16.1)          (4.4)
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations         3.8           5.0         (0.7)          3.6         (16.1)          (4.4)
  Income (loss) from discontinued
    operations .........................       ---             7.8        ---             1.6         ---              9.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................         3.8          12.8         (0.7)          5.2         (16.1)           5.0
  Less preferred stock accretion........        (3.8)        ---          ---           ---           ---             (3.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $     ---     $      12.8   $     (0.7)   $      5.2    $    (16.1)   $       1.2
                                         ============= ============= ============= ============= ============= =============



TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1997
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $      11.6   $       0.6   $    ---      $       1.1   $    ---      $      13.3
     Trade receivables - net............        16.5          42.7         17.1           69.7        ---            146.0
     Intercompany receivables...........         2.6          10.0         10.4           53.3        (76.3)         ---
     Net inventories....................        48.7          55.5         25.4          103.4         (4.1)         228.9
     Other current assets...............         3.3           1.1          0.1            8.0        ---             12.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        82.7         109.9         53.0          235.5        (80.4)         400.7
   Long-Term Assets
     Property, plant & equipment - net..         4.6          19.7        ---             22.1        ---             46.4
     Investment in and advances
       to (from)  subsidiaries..........        75.3         (92.2)        (2.6)         (93.5)       113.0          ---
     Goodwill - net.....................       ---            51.5         14.8           20.9        ---             87.2
     Debt issuance costs - net..........         6.8           0.8          2.2            2.9        ---             12.7
     Other assets.......................         2.9          14.9          0.1            1.0        ---             18.9
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     172.3   $     104.6   $     67.5    $     188.9   $     32.6    $     565.9
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $     ---     $       2.2   $      0.9    $      22.2   $    ---      $      25.3
     Trade accounts payable.............        20.2          35.5          7.0           65.2        ---            127.9
     Intercompany payables..............        30.9          13.5         13.4           15.8        (73.6)         ---
     Accruals and other current
       liabilities......................        26.0          15.8         10.2           26.4        ---             78.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        77.1          67.0         31.5          129.6        (73.6)         231.6
   Non-Current Liabilities
     Long-term debt less current portion       144.2          85.3         51.0           77.9        ---            358.4
     Other long-term liabilities........        12.6           4.3          0.3           13.1        ---             30.3
   Minority interest and redeemable
     preferred stock....................       ---            10.7        ---            ---          ---             10.7
   Redeemable convertible preferred stock        0.9         ---          ---            ---          ---              0.9
   Stockholders' deficit................       (62.5)        (62.7)       (15.3)         (31.7)       106.2          (66.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT.............................. $     172.3   $     104.6   $     67.5    $     188.9   $     32.6    $     565.9
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $      53.5   $     ---     $    ---      $     18.5    $    ---      $      72.0
     Trade receivables - net............        21.8          10.1         12.8          65.6         ---            110.3
     Intercompany receivables...........         4.7           2.8          8.6          26.6         (42.7)         ---
     Net inventories....................        44.9          25.3         27.9          93.8          (1.3)         190.6
     Other current assets...............         2.9         ---            0.1          14.3         ---             17.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       127.8          38.2         49.4         218.8         (44.0)         390.2
   Long -Term Assets
     Property, plant & equipment - net..         3.5           4.5        ---            23.7         ---             31.7
     Investment in and advances to
       (from) subsidiaries..............        27.9         (70.2)        (5.4)        (89.7)        137.4          ---
     Goodwill - net.....................       ---           ---           15.5          16.9         ---             32.4
     Debt issuance - net................         6.4           0.9          2.3           3.1         ---             12.7
     Other assets.......................         3.0         ---            0.1           1.1         ---              4.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     168.6   $     (26.6)  $     61.9    $    173.9    $     93.4    $     471.2
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
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES................. $      79.6   $     (63.5)  $      0.7    $    (20.0)   $    ---      $      (3.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses, net of
     cash acquired......................       (97.2)        ---          ---           ---           ---            (97.2)
   Capital expenditures.................        (0.2)         (0.6)        (0.1)         (1.3)        ---             (2.2)
   Proceeds from sale of excess assets..       ---             0.8        ---           ---           ---              0.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       (97.4)          0.2         (0.1)         (1.3)        ---            (98.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of preferred stock........       (45.4)        ---          ---           ---           ---            (45.4)
   Principal repayments of long-term debt      ---           ---           (0.6)        ---           ---             (0.6)
   Net incremental borrowings
   (repayments) under revolving line of
   credit agreements ...................        20.6          63.8        ---            10.3         ---             94.7
   Other................................         0.8         ---          ---             1.0         ---              1.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       (24.0)         63.8         (0.6)         11.3         ---             50.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
EFFECT OF EXCHANGE RATES ON CASH AND
   CASH EQUIVALENTS.....................       ---           ---          ---            (7.4)        ---             (7.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................       (41.8)          0.5        ---           (17.4)        ---            (58.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD...............................        53.4           0.1        ---            18.5         ---             72.0
                                         ============= ============= ============= ============= ============= =============
CASH AND CASH EQUIVALENTS,
   END OF PERIOD........................ $      11.6   $       0.6   $    ---      $      1.1    $    ---      $      13.3
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES................. $      (2.3)  $      (0.1)  $      0.7    $     (8.5)   $    ---      $     (10.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.................        (0.3)        ---           (0.3)         (0.7)        ---             (1.3)
   Proceeds from sale of excess assets..         0.3           0.1          0.1           3.3         ---              3.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       ---             0.1         (0.2)          2.6         ---              2.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net incremental borrowings
   (repayments)under revolving line of
   credit agreement ....................         5.4         ---            0.1           7.2         ---             12.7
   Principal repayments of long-term debt      ---           ---           (1.0)        ---           ---             (1.0)
   Other................................       ---           ---          ---            (1.5)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         5.4         ---           (0.9)          5.7         ---             10.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
EFFECT OF EXCHANGE RATES ON CASH AND                         ---
   CASH EQUIVALENTS.....................         0.4                        0.1          (0.5)        ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................         3.5         ---           (0.3)         (0.7)        ---              2.5
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD...............................         3.1         ---            0.3           3.6         ---              7.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD........................ $       6.6   $     ---     $    ---      $      2.9    $    ---      $       9.5
                                         ============= ============= ============= ============= ============= =============


NOTE I -- EARNINGS PER SHARE

Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents. Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:

                                                  1997              1996
                                            ----------------- -----------------
Three months ended June 30,.................         15.2              14.2
Six months ended June 30,...................         14.9              12.4


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

The basic and diluted EPS using the new standard for the three months and six months ended June 30, 1997 and 1996 are as follows:


NOTE J -- SUBSEQUENT EVENTS

On July 28, 1997 and August 7, 1997 the Company issued an additional 5,000,000 shares and 700,000 shares, respectively, of its common stock in a public stock offering. The shares were issued at $19.50 per share. The proceeds received by the Company after deduction of underwriting discounts and commissions was $105.6. A portion of the proceeds will be used to redeem a portion of the Company's 13.25% Secured Senior Notes due 2002. In accordance with the terms of the Senior Secured Notes Indenture, the redemption of the Senior Secured Notes is at a 9.46% redemption premium. The redemption premium plus the pro-rata share of unamortized debt origination costs will be reflected as extraordinary items in the period in which the Senior Secured Notes are redeemed.



                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                     For the Three Months Ended      For the Six Months
                                                              June 30,                 Ended June 30,
                                                     --------------------------- ----------------------------
                                                         1997          1996          1997          1996
                                                     ------------- ------------- ----------------------------

Net sales............................................$     24.8    $     25.7    $     44.5    $      50.7
Cost of goods sold...................................      21.4          22.7          38.9           44.6
                                                     ------------- ------------- ------------- --------------


     Gross profit....................................       3.4           3.0           5.6            6.1

Engineering, selling and administrative expenses.....       1.6           1.9           2.5            4.3
                                                     ------------- ------------- ------------- --------------

     Income from operations..........................       1.8           1.1           3.1            1.8

Other income (expense):
     Interest expense................................      (1.8)         (1.9)         (3.6)          (3.8)
     Amortization of debt issuance costs.............      (0.1)         (0.1)         (0.2)          (0.2)
                                                     ------------- ------------- ------------- --------------


Loss before income taxes.............................      (0.1)         (0.9)         (0.7)          (2.2)
Provision for income taxes...........................     ---           ---           ---            ---
                                                     ------------- ------------- ------------- --------------

Net loss.............................................$     (0.1)   $     (0.9)   $     (0.7)   $      (2.2)
                                                     ============= ============= ============= ==============




   The accompanying notes are an integral part of these financial statements.



                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                           June 30,       December 31,
                                                                             1997             1996
                                                                       ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................$        0.6     $         0.4
   Trade accounts receivables
     (less allowance of $0.9 at June 30, 1997
     and $0.6 at December 31,1996).....................................        19.0              14.4
   Net inventories.....................................................        26.3              29.2
   Due from affiliates.................................................        12.0              10.2
   Prepaid expenses....................................................         0.1               0.1
                                                                       ----------------------------------

     Total current assets..............................................        58.0              54.3

   Property, plant and equipment - net.................................         0.1               0.1
   Goodwill - net......................................................        16.4              17.0
   Other assets - net..................................................         2.1               2.4
                                                                       ----------------------------------

Total assets...........................................................$       76.6     $        73.8
                                                                       ==================================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................$        7.1     $         5.0
   Accrued warranties and product liability............................         7.5               7.5
   Accrued expenses....................................................         2.9               2.9
   Due to affiliates...................................................        14.7              12.3
   Due to Terex Corporation............................................         9.4               8.9
   Current portion of long-term debt...................................         1.2               1.3
                                                                       ----------------------------------

     Total current liabilities.........................................        42.8              37.9
                                                                       ----------------------------------

Non-current liabilities:
   Long-term debt, less current portion................................        53.5              54.2
   Other non-current liabilities.......................................         1.4               1.9
                                                                       ----------------------------------

     Total non-current liabilities.....................................        54.9              56.1
                                                                       ----------------------------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......       ---               ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........       ---               ---
   Accumulated deficit.................................................       (21.0)            (20.3)
   Foreign currency translation adjustment.............................        (0.1)              0.1
                                                                       ----------------------------------

     Total shareholders' deficit.......................................       (21.1)            (20.2)
                                                                       ----------------------------------

Total liabilities and shareholders' deficit............................$       76.6     $        73.8
                                                                       ==================================

   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                ---------------------------
                                                                                    1997          1996
                                                                                ------------- -------------
OPERATING ACTIVITIES
   Net loss.....................................................................$    (0.7)    $    (2.2)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................      0.9           1.4
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................     (4.6)         (6.1)
         Net inventories........................................................      2.9          (4.6)
         Prepaid expenses and other current assets..............................    ---             0.4
         Trade accounts payable.................................................      2.1           4.2
         Net amounts due to affiliates..........................................      1.1           7.6
         Other, net.............................................................     (0.6)         (0.2)
                                                                                ------------- -------------
           Net cash provided by operating activities............................      1.1           0.5
                                                                                ------------- -------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................     (0.1)         (0.1)
                                                                                ------------- -------------
     Net cash used in investing activities......................................     (0.1)         (0.1)
                                                                                ------------- -------------

FINANCING ACTIVITIES
   Principal repayments of long-term debt.......................................     (0.6)         (0.5)
                                                                                ------------- -------------
                                                                                ------------- -------------
     Net cash used in financing activities......................................     (0.6)         (0.5)
                                                                                ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................     (0.2)         (0.2)
                                                                                ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................      0.2          (0.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      0.4           0.5
                                                                                ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................$     0.6     $     0.2
                                                                                ============= =============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Terex Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE B -- INVENTORIES

Net inventories consist of the following:

                                                         June 30,        December 31,
                                                           1997              1996
                                                     ----------------- -----------------
Finished equipment...................................$         6.3     $        4.9
Replacement parts....................................          8.5              7.9
Work in process......................................          1.2              3.0
Raw materials and supplies...........................         10.3             13.4
                                                     ----------------- -----------------
                                                     $        26.3     $       29.2
                                                     ================= =================


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                         June 30,        December 31,
                                                           1997              1996
                                                     ----------------- -----------------
Property, plant and equipment........................$         0.1     $        0.1
Less:  Accumulated depreciation......................        ---              ---
                                                     ----------------- -----------------
Net property, plant and equipment....................$         0.1     $        0.1
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

Quarter Ended June 30, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations and income from discontinued operations, by segment, for the three months ended June 30, 1997 and 1996.

                                                         Three Months Ended
                                                              June 30,
                                                     ---------------------------   Increase
                                                         1997          1996       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Cranes......................................$    155.3    $     101.0   $      54.3
   Terex Trucks......................................      75.4           82.0          (6.6)
   General/Corporate/Eliminations....................       1.5           (0.2)          1.7
                                                     ------------- ------------- --------------
     Total...........................................$    232.2    $     182.8   $      49.4
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Cranes......................................$     25.1    $      15.8   $       9.3
   Terex Trucks......................................      12.8           11.2           1.6
   General/Corporate/Eliminations....................       0.4          ---             0.4
                                                     ------------- ------------- --------------
     Total...........................................$     38.3    $      27.0   $      11.3
                                                     ============= ============= ==============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
   Terex Cranes......................................$     12.3    $       9.0   $       3.3
   Terex Trucks......................................       6.4            6.1           0.3
   General/Corporate/Eliminations....................       0.5            1.2          (0.7)
                                                     ------------- ------------- --------------
     Total...........................................$     19.2    $      16.3   $       2.9
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Cranes......................................$     12.8    $       6.8   $       6.0
   Terex Trucks......................................       6.4            5.1           1.3
   General/Corporate/Eliminations....................      (0.1)          (1.2)          1.1
                                                     ------------- ------------- --------------
     Total...........................................$     19.1    $      10.7   $       8.4
                                                     ============= ============= ==============

INCOME FROM
   DISCONTINUED OPERATIONS...........................$    ---      $       6.2   $      (6.2)
                                                     ============= ============================

     Net Sales

Sales increased $49.4, or approximately 27%, to $232.2 for the three months ended June 30, 1997 over the comparable 1996 period, reflecting the sales of the Terex Cranes Acquired Businesses, partially offset by a decrease in sales for Terex Trucks.

Terex Cranes' sales were $155.3 for the three months ended June 30, 1997, an increase of $54.3 from $101.0 for the three months ended June 30, 1996. A significant portion of the increase in sales was due to the results of the Acquired Businesses. Sales were strong at Terex Cranes - Waverly Operations, and were offset by weaker sales at PPM Europe and Terex Cranes - Conway Operations. Terex Cranes' backlog was approximately $145 at June 30, 1997, compared to $67.2 at December 31, 1996 and $58.1 at June 30, 1996. Of the total backlog at June 30, 1997, approximately 40% was at the Acquired Businesses. The sales mix was approximately 13% parts for the three months ended June 30, 1997 compared to 17% parts for the comparable 1996. The decrease in parts sales as a percentage of total sales was principally due to temporarily lower parts sales at PPM Europe as they relocated their parts distribution facility in June 1997.

Terex Trucks' sales decreased $6.6 to $75.4 for the three months ended June 30, 1997 from $82.0 for the three months ended June 30, 1996. The decrease in sales was primarily in the Unit Rig product line. Sales in Europe were lower than the 1996 quarter, reflecting continued weakness in the European construction sector. This weakness was partially offset by sales growth in North America and the developing regions of Southeast Asia. Machine sales decreased 12.7%, and parts sales increased 4.5%. Parts sales generally have higher gross margins than machine sales. The sales mix was approximately 34% parts for the three months ended June 30, 1997 compared to 30% parts for the comparable 1996 period. Backlog was approximately $42 at June 30, 1997 compared to $53.4 at December 31, 1996 and $64.1 at June 30, 1996.

Net sales for corporate are service revenues of $1.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended June 30, 1997 increased $11.3, or 42%, to $38.3 as compared to $27.0 for the three months ended June 30, 1996. The gross profit increased at both Terex Cranes and Terex Trucks.

Terex Cranes' gross profit increased $9.3 to $25.1 for the three months ended June 30, 1997, compared to $15.8 for the three months ended June 30, 1996. The increase was due to the increase in sales, principally from the Acquired Businesses. The gross margin percentage at Terex Cranes was 16.2% for the three months ended June 30, 1997 versus 15.6% for the comparable 1996 period.

Terex Trucks' gross profit increased $1.6 to $12.8 for the three months ended June 30, 1997 compared to $11.2 for the three months ended June 30, 1996. The increase in gross profit was primarily due to increased manufacturing efficiencies and a relatively increased share of higher margin TEL machines. The gross margin percentage at Terex Trucks was 17.0% for the three months ended June 30, 1997 as compared to 13.7% for the three months ended June 30, 1996. Gross profit increased at Unit Rig due to the increase in parts sales and as a result of cost savings from the outsourcing of certain manufacturing operations.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $19.2 for the three months ended June 30, 1997 from $16.3 for the three months ended June 30, 1996, reflecting the effect of the Acquired Businesses, partially offset by cost reductions at the corporate level and at Terex Cranes. Terex Trucks' engineering, selling and administrative expenses increased $0.3 to $6.4 for the three months ended June 30, 1997 as compared to $6.1 for the same period in 1996.

Terex Cranes' engineering, selling and administrative expenses as a percentage of sales decreased to 7.9% for the three months ended June 30, 1997 as compared to 8.9% for the comparable 1996 period. The engineering, selling and administrative expenses increased to $12.3 for the three months ended June 30, 1997 from $9.0 for the three months ended June 30, 1996, reflecting expenses at the Acquired Businesses which was partially offset by the effect of cost reduction actions at PPM Europe and Terex Cranes - Conway Operations.

     Income from Operations

On a consolidated basis, the Company had operating income from continuing operations of $19.1, or 8.2% of sales, for the three months ended June 30, 1997, compared to operating income of $10.7, or 5.9% of sales, for the three months ended June 30, 1996, for the reasons mentioned below. For the three months ended June 30, 1997, unallocated corporate expense declined by $1.1 versus the three months ended June 30, 1996.

Terex Cranes' income from operations of $12.8 for the three months ended June 30, 1997 increased by $6.0 over the three months ended June 30, 1996, primarily due to the results of the newly acquired companies and the effect of cost control initiatives implemented at PPM Europe and Terex Cranes - Conway Operations and continued strong performance by Terex Cranes - Waverly Operations.

Terex Trucks' income from operations increased by $1.3 to $6.4 for the three months ended June 30, 1997 from $5.1 for the three months ended June 30, 1996, primarily due to improved gross margin percentages, and level engineering, selling and administrative charges. Improved gross margin percentages were seen at Unit Rig, as a result of outsourcing certain manufacturing processes, and in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility.

     Other Income (Expense)

During the three months ended June 30, 1997, the Company's interest expense decreased $0.2 to $11.2 from $11.4 for the comparable 1996 period. This decrease was primarily due to the reduction in the interest rate from 13.75% to 13.25% charged on the Company's $250 Senior Secured Debt when the debt was registered in October 1997.

Other income (expense) for the three months ended June 30, 1997 was primarily amortization of debt issue costs, which was partially offset by the gain on the sale of excess equipment.

     Income from Discontinued Operations

As a result of selling its Material Handling Segment the Company did not have any income from discontinued operations for the three months ended June 30, 1997 compared to $6.2 for the comparable period in the prior year.

     Extraordinary Items

The Company recorded a charge of $2.6 in the three months ended June 30, 1997 to recognize a loss on the early extinguishment of debt in connection with the refinancing of its working capital facility.

Six Months Ended June 30, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations and income from discontinued operations, by segment, for the six months ended June 30, 1997 and 1996.

                                                          Six Months Ended
                                                              June 30,
                                                     ---------------------------   Increase
                                                         1997          1996       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Cranes......................................$    252.4    $     203.5   $      48.9
   Terex Trucks......................................     153.1          152.9           0.2
   General/Corporate/Eliminations....................       3.0           (0.4)          3.4
                                                     ------------- ------------- --------------
     Total...........................................$    408.5    $     356.0   $      52.5
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Cranes......................................$     39.4    $      30.7   $       8.7
   Terex Trucks......................................      25.6           20.3           5.3
   General/Corporate/Eliminations....................       0.8           (0.6)          1.4
                                                     ------------- ------------- --------------
     Total...........................................$     65.8    $      50.4   $      15.4
                                                     ============= ============= ==============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
   Terex Cranes......................................$     19.1    $      17.7   $       1.4
   Terex Trucks......................................      12.9           12.3           0.6
   General/Corporate/Eliminations....................       1.3            2.6          (1.3)
                                                     ------------- ------------- --------------
     Total...........................................$     33.3    $      32.6   $       0.7
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Cranes......................................$     20.3    $      13.0   $       7.3
   Terex Trucks......................................      12.7            8.0           4.7
   General/Corporate/Eliminations....................      (0.5)          (3.2)          2.7
                                                     ------------- ------------- --------------
     Total...........................................$     32.5    $      17.8   $      14.7
                                                     ============= ============= ==============

INCOME FROM
   DISCONTINUED OPERATIONS...........................$    ---      $       9.4   $      (9.4)
                                                     ============= ============= ==============


     Net Sales

Sales increased $52.5, or approximately 15%, to $408.5 for the six months ended June 30, 1997 over the comparable 1996 period, primarily reflecting the sales of the Acquired Businesses.

Terex Cranes' sales were $252.4 for the six months ended June 30, 1997, an increase of $48.9 from $203.5 for the six months ended June 30, 1996. The increase in sales was due to the results of the Acquired Businesses, and strong sales at Terex Cranes - Waverly Operations. The sales increases were partially offset by weaker sales at PPM Europe, particularly in Europe, and Terex Cranes - Conway Operations. Terex Cranes' backlog was approximately $145.0 at June 30, 1997, compared to $67.2 at December 31, 1996 and $58.1 at June 30, 1996. Of the total backlog at June 30, 1997, approximately 40% was at the Acquired Businesses. Backlog was particularly strong in the aerial work platform product line. The sales mix was approximately 14% parts for the six months ended June 30, 1997 compared to 17% parts for the comparable 1996 period. The decrease in parts sales as a percentage of total sales was principally due to temporarily lower parts sales at PPM Europe as they relocated their parts distribution facility in June 1997.

Terex Trucks' sales remained relatively flat for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. In the TEL product line sales grew in North America and the developing regions of Southeast Asia offset by continued weakness in the European construction sector. Sales for machines in the Unit Rig product line for the six months ended June 30, 1997 decreased approximately $7.0 as compared to the comparable period in 1996. Parts sales increased 3.4%, and machine sales were relatively flat. The sales mix was approximately 32% parts for the six months ended June 30, 1997 compared to 31% parts for the comparable 1996 period. Parts sales generally have higher gross margins than machine sales. Backlog was approximately $42.0 at June 30, 1997 compared to $53.4 at December 31, 1996 and $64.1 at June 30, 1996.

Net sales for corporate are service revenues of $3.0 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the six months ended June 30, 1997 was $65.8 as compared to $50.4 for the six months ended June 30, 1996, an increase of $15.4, or 31%.

Terex Cranes' gross profit was $39.4 for the six months ended June 30, 1997, compared to $30.7 for the six months ended June 30, 1996, an increase of $8.7, or 28%. The increase was due to the increase in sales, principally at the Acquired Businesses. The gross margin percentage at Terex Cranes was 15.6% for the six months ended June 30, 1997 versus 15.1% for the comparable 1996 period.

Terex Trucks' gross profit was $25.6 for the six months ended June 30, 1997 compared to $20.3 for the six months ended June 30, 1996, an increase of $5.3. The increase in gross profit was primarily due to increased manufacturing efficiencies and a relatively increased share of higher margin TEL machines. The gross margin percentage at Terex Trucks was 16.7% for the six months ended June 30, 1997 as compared to 13.3% for the six months ended June 30, 1996.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses as a percent of sales declined to 8.2% for the first six months of 1997 versus 9.2% for 1996. In dollars, engineering, selling and administrative expenses increased to $33.3 for the six months ended June 30, 1997 from $32.6 for the six months ended June 30, 1996, reflecting the effect of the Acquired Businesses at Terex Cranes which were partially offset by cost reductions at the corporate level and at Terex Cranes. Terex Trucks' engineering, selling and administrative expenses increased $0.6 to $12.9 for the six months ended June 30, 1997 as compared to $12.3 for the same period in 1996.

Terex Cranes' engineering, selling and administrative expenses as a percentage of sales decreased to 7.6% for the six months ended June 30, 1997 as compared to 8.7% for the comparable 1996 period. The engineering, selling and administrative expenses increased to $19.1 for the six months ended June 30, 1997 from $17.7 for the six months ended June 30, 1996, reflecting the effect of the Acquired Businesses at Terex Cranes which were partially offset by the effect of cost reduction actions at PPM Europe and Terex Cranes - Conway Operations.

     Income from Operations

Consolidated operating income from continuing operations was $32.5, or 8.0% of sales, for the six months ended June 30, 1997, compared to operating income of $17.8, or 5.0% of sales, for the six months ended June 30, 1996, for the reasons mentioned below.

Terex Cranes' income from operations of $20.3 for the six months ended June 30, 1997 increased by $7.3 over the six months ended June 30, 1996, primarily due to the results of the Acquired Businesses, the effect of cost control initiatives implemented at PPM Europe and Terex Cranes - Conway Operations, and continued strong performance by Terex Cranes - Waverly Operations.

Terex Trucks' income from operations increased by $4.7 to $12.7 for the six months ended June 30, 1997 from $8.0 for the six months ended June 30, 1996, primarily due to improved gross margin percentages, and level engineering, selling and administrative charges. Improved gross margin percentages were seen at Unit Rig, as a result of outsourcing certain manufacturing processes, and in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility.

For the six months ended June 30, 1997, unallocated corporate expense declined by $2.7 versus the six months ended June 30, 1996.

     Other Income (Expense)

During the six months ended June 30, 1997, the Company's interest expense decreased $2.1 to $20.7 from $22.8 for the comparable 1996 period. This decrease was primarily due to the $139.5 cash provided from the sale of the Company's Materials Handling Segment in November 1996, which allowed the Company to eliminate borrowings under its revolving credit facility prior to the acquisition of Simon Access on April 7, 1997. Similarly, the Company was able to invest excess cash during the period and interest income for the six months ended June 30, 1997 increased $0.6 to $0.7 from $0.1 for the six months ended June 30, 1996.

Other income (expense) for the six months ended June 30, 1997 was primarily amortization of debt issue costs. During the six months ended June 30, 1996 the Company realized a gain of $2.4 on the sale of excess property in Scotland.

     Income from Discontinued Operations

As a result of selling its Material Handling Segment the Company did not have any income from discontinued operations for the six months ended June 30, 1997 compared to $9.4 for the comparable period in the prior year.

     Extraordinary Items

The Company recorded a charge of $2.6 in the six months ended June 30, 1997 to recognize a loss on the early extinguishment of debt in connection with the refinancing of its working capital facility and the purchase of the Simon Access companies.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $3.2 was used by operating acitvities during the six months ended June 30, 1997. $39.5 was provided by operating results plus depreciation and amortization, and approximately $20.4 was invested in working capital during the period to support the increase in business activity. The remaining effect on cash from operations for the peirod was due to the costs of financing. Net cash used in investing activities was $98.6 during the six months ended June 30, 1997, primarily related to the purchase of the Acquired Businesses. Net cash provided by financing activities was $50.5 during the six months ended June 30, 1997, which is the net of the redemption of the Series A Preferred Stock and additional borrowings primarily related to the purchase of the Acquired Businesses. Cash and cash equivalents totaled $13.3 at June 30, 1997.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof.

As discussed in Note C of the notes to the interim condensed consolidated financial statements, on April 7, 1997 the Company acquired Simon Access for $90.0. Concurrently with the Simon Access acquisition, the Company entered into the New Credit Facility. The New Credit Facility provides the Company with the ability to borrow (in the form of revolving loans and up to $20.0 in outstanding letters of credit) up to $125.0. The New Credit Facility is secured by substantially all of the Company's domestic receivables and inventory. The amount of borrowings available under the New Credit Facility is limited to established percentages of eligible receivables and eligible inventory of certain of the Company's domestic subsidiaries. The New Credit Facility matures on April 7, 2000. At the option of the Company, revolving loans may be in the form of prime rate loans bearing interest at a rate of between 0.5% and 1.5% per annum in excess of the prime rate or eurodollar rate loans bearing interest at a rate of between 2.0% and 3.0% per annum in excess of the adjusted eurodollar rate. The margin over the prime rate or eurodollar rate paid by the Company is based upon the Company's fixed charge coverage ratio from time to time.

As of June 30, 1997, the Company's balance outstanding under the New Credit Facility totaled $94.0, letters of credit issued under the New Credit Facility totaled $8.6, and the additional amount the Company could have borrowed under the New Credit Facility was $10.7.

As discussed in Note J of the notes to the interim condensed consolidated financial statements, the Company issued an additional 5,000,000 and 700,000 shares of common stock on July 28, 1997 and August 7, 1997, respectively. These shares were issued at $19.50 per share. The Company received $105.6, net of underwriting discounts and commissions. The proceeds from the stock offering have been initially used to pay off the Company's revolving credit facility on July 28, 1997. On September 4, 1997, the Company will use the proceeds from the stock offering to redeem $83.3 of the Company's 13.25% Senior Secured Notes. The total funds to be paid at the redemption are estimated to be $94.6 ($83.3 principal, $7.9 redemption premium and $3.4 accrued interest). As a result of the redemption of the Senior Secured Notes, the annual interest payments on these Senior Secured Notes will decrease from $33.2 to $22.2, a savings of $11.0 per year. After the redemption of the Senior Secured Notes, the Company will have availability under the New Credit Facility in excess of $12.0.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on senior debt and monthly interest payments on the New Credit Facility. Management believes that cash generated from operations, together with the New Credit Facility, provides the Company adequate liquidity to meet the Company's operating and debt service requirements.


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through June 30,1997 of approximately $85.7. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

If the Company were required to pay a significant portion of the assessment with related interest and penalties, such payment would exceed the Company's resources. In such event, the viability of the Company would be placed in jeopardy, and it is uncertain that the Company could, through financing or otherwise, obtain the funds required to pay such assessment, interest, and applicable penalties. Management believes, however, that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOLs. Based upon consultation with its tax advisors, management believes that the Company's position will prevail on the most significant issues. Accordingly, management believes that the outcome of the examination will not have a material adverse effect on its financial condition or results of operations, but may result in some reduction in the amount of the NOLs available to the Company. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56.0 plus interest and penalties, and the ultimate outcome cannot be determined or estimated at this time. No reserves are being expensed to cover the potential liability.

Under the terms of the Company's New Credit Facility, an event of default will occur if the Company incurs any liability for federal income taxes which results in an expenditure of cash of more than $15.0 in excess of the amounts shown as owed on tax returns filed by the Company prior to April 7, 1997. If this were to occur, the maturity of the New Credit Facility may be accelerated and recourse may be taken against the accounts receivable and inventory securing advances under the New Credit Facility. In such event, the Company would seek to refinance the indebtedness outstanding under the New Credit Facility. There can be no assurance, however, that any refinancing would be obtainable or, if obtainable, that the terms of such refinancing would be acceptable to the Company.

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

The Company generates hazardous and nonhazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and nonhazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis. The Company does not expect that these expenditures will have a material adverse effect on its financial condition or results of operations.

PART II       OTHER INFORMATION
              (Dollar amounts are in millions, unless otherwise noted.)

Item 1.       Legal Proceedings

For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."


Item 4.       Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 8, 1997, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on April 3, 1997 voted to approve each of the three proposals included in the Company's proxy statement as follows:

                                                                                                               Broker
                                                   Affirmative          Negative          Abstentions         Non-Votes
                                                ------------------ ------------------- ------------------ ------------------
Proposal 1: to elect seven directors to
   hold office for one year or until their
   successors are duly elected and qualified
   (all directors stood for reelection):
                  Ronald M. DeFeo                   8,332,000            10,372
                  Marvin B. Rosenberg               8,327,494            14,878
                  G. Chris Andersen                 8,328,250            14,122
                  William H. Fike                   8,328,250            14,122
                  Bruce I. Raben                    8,332,000            10,372
                  David A. Sachs                    8,328,250            14,122
                  Adam E. Wolf                      8,331,650            10,722

Proposal 2:  to ratify the selection of Price
     Waterhouse as independent accountants of
     the Company for 1997:                          8,324,734            13,618              3,929               91

Proposal 3: to approve an amendment ot the
     1996 Terex Corporation Long-Term
     Incentive Plan to increase the number
     of shares of the Company's Common
     Stock available for issuance and qualify
     certain Performance Awards for tax
     deductibility:                                 5,206,997            74,161             11,025            3,050,189


Item 5.       Other Information

Recent Developments

The Company issued an additional 5,000,000 and 700,000 shares of common stock on July 28, 1997 and August 7, 1997, respectively. These shares were issued at $19.50 per share. The Company received $105.6, net of underwriting discounts and commissions. A portion of the proceeds from the stock offering will be used by the Company to redeem $83.3 of the Company's 13.25% Senior Secured Notes plus $7.9 of redemption premium. As a result of the redemption of the Senior Secured Notes, the annual interest payments on these Senior Secured Notes will decrease from $33.2 to $22.2, a savings of $11.0 per year.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibits have been filed as part of this Form 10-Q:

                  Exhibit No.
                      11.1 Computation of earnings per share
                      27                Financial data schedule

              (b) Reports on Form 8-K.

                  A report on Form 8-K dated April 7, 1997 was filed April 21, 1997 reporting the completion of the purchase of the industrial businesses of Simon Access division of Simon Engineering plc.

                  Amendment number 1 to a report on Form 8-K dated April 7, 1997 was filed May 22, 1997. The amendment provided the financial statements and pro forma financial information required to be filed in connection with the acquisition of the industrial businesses of Simon Access division of Simon Engineering plc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TEREX CORPORATION
                                          (Registrant)


Date:  August 14, 1997             /s/ Joseph F. Apuzzo
                                     Joseph F. Apuzzo
                                     Vice President Finance and Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX


               Exhibit No.

                  11.1            Computation of Earnings per Share

                  27              Financial Data Schedule