Form 10-Q
period 1997-09-30
TEREX CORP
filed 1997-11-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

     |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____


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

                               YES X__    NO ____

Number of outstanding shares of common stock: 19.7 million as of October 31, 1997.


The Exhibit Index appears on page 33.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following subsidiaries of the Company, all of which are wholly-owned except PPM Cranes, Inc., which are guarantors (the "Guarantors") of the Company's $250 million original principal amount of 13.25% Senior Secured Notes due 2002 (the "Senior Secured Notes"). See Note J -- Consolidating Financial Statements.

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


                                                                        Page No.
PART I  FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements

        TEREX CORPORATION
          Condensed Consolidated Statement of Operations --
            Three and nine months ended September 30, 1997 and 1996...........3
          Condensed Consolidated Balance Sheet --
            September 30, 1997 and December 31, 1996..........................4
          Condensed Consolidated Statement of Cash Flows --
            Nine months ended September 30, 1997 and 1996.....................5
          Notes to Condensed Consolidated Financial Statements --
            September 30, 1997................................................6

        PPM CRANES, INC.
          Condensed Consolidated Statement of Operations --
            Three and nine months ended September 30, 1997 and 1996..........18
          Condensed Consolidated Balance Sheet --
            September 30, 1997 and December 31, 1996.........................19
          Condensed Consolidated Statement of Cash Flows --
            Nine months ended September 30, 1997 and 1996....................20
          Notes to Condensed Consolidated Financial Statements --
            September 30, 1997...............................................21

Item 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................23

PART II  OTHER INFORMATION
           Item 1     Legal Proceedings......................................31
           Item 5     Other Information......................................31
           Item 6     Exhibits and Reports on Form 8-K.......................31

SIGNATURES ..................................................................32

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                          For the Three Months        For the Nine Months
                                                                          Ended September 30,         Ended September 30,
                                                                       --------------------------- ---------------------------
                                                                           1997          1996          1997          1996
                                                                       ------------- ------------- ------------- -------------
Net sales..............................................................$   214.1     $     165.7   $     622.6   $    521.7
Cost of goods sold.....................................................    177.1           142.0         519.8        447.6
                                                                       ------------- ------------- ------------- -------------

     Gross profit......................................................     37.0            23.7         102.8         74.1
Engineering, selling and administrative expenses.......................     17.8            14.8          51.1         47.3
                                                                       ------------- ------------- ------------- -------------

     Income from operations............................................     19.2             8.9          51.7         26.8

Other income (expense):
     Interest income...................................................      0.1             0.5           0.8          0.6
     Interest expense..................................................     (9.6)          (11.8)        (30.3)       (34.6)
     Other income (expense) - net......................................     (1.0)           (1.0)         (1.5)        (0.6)
                                                                       ------------- ------------- ------------- -------------

Income (loss) from continuing operations before income taxes and
     extraordinary items...............................................      8.7            (3.4)         20.7         (7.8)
Provision for income taxes.............................................    ---             ---            (0.4)       ---
                                                                       ------------- ------------- ------------- -------------

Income (loss) from continuing operations before extraordinary items....      8.7            (3.4)         20.3         (7.8)
Income from discontinued operations....................................    ---               4.8         ---           14.2
                                                                       ------------- ------------- ------------- -------------

Income before extraordinary items......................................      8.7             1.4          20.3          6.4
Extraordinary loss on retirement of debt...............................    (12.2)          ---           (14.8)       ---
                                                                       ------------- ------------- ------------- -------------

Net income (loss)......................................................     (3.5)            1.4           5.5          6.4
Less preferred stock accretion.........................................     (0.4)           (2.3)         (1.2)        (6.0)
                                                                       ------------- ------------- ------------- -------------

Income (loss) applicable to common stock...............................$    (3.9)    $      (0.9)  $       4.3   $      0.4
                                                                       ============= ============= ============= =============




PER COMMON AND COMMON EQUIVALENT SHARE:
     Income (loss) from continuing operations..........................$    0.43     $     (0.40)  $      1.16   $    (1.06)
     Income from discontinued operations...............................   ---               0.34        ---            1.09
                                                                       ------------- ------------- ------------- -------------
       Income (loss) before extraordinary items........................     0.43           (0.06)         1.16         0.03
     Extraordinary loss on retirement of debt..........................    (0.63)         ---            (0.90)      ---
                                                                       ------------- ------------- ------------- -------------
       Net income (loss)...............................................$   (0.20)    $     (0.06)  $      0.26   $     0.03
                                                                       ============= ============= ============= =============


Weighted average common shares outstanding including dilutive
     securities (See Exhibit 11.1).....................................     19.4            14.2          16.4         13.0
                                                                       ============= ============= ============= =============


  The accompanying notes are an integral part of these financial statements.

4

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                                         September 30,      December 31,
                                                                                              1997              1996
                                                                                        ----------------- -----------------
ASSETS
Current assets
     Cash and cash equivalents..........................................................$         6.7     $        72.0
     Trade receivables (less allowance of $4.6 at September 30, 1997
       and $7.0 at December 31, 1996)...................................................        155.9             110.3
     Net inventories....................................................................        226.9             190.6
     Other current assets...............................................................         17.2              17.3
                                                                                        ----------------- -----------------
         Total current assets...........................................................        406.7             390.2
Long-term assets
     Property, plant and equipment - net................................................         50.7              31.7
     Goodwill - net.....................................................................         86.2              32.4
     Debt issuance costs - net..........................................................          8.7              12.7
     Other assets.......................................................................         18.3               4.2
                                                                                        ----------------- -----------------

Total assets                                                                            $       570.6     $       471.2
                                                                                        ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Notes payable and current portion of long-term debt................................$        28.1     $        19.2
     Trade accounts payable.............................................................        123.2             104.4
     Accrued compensation and benefits..................................................         15.7              15.8
     Accrued warranties and product liability...........................................         26.5              19.4
     Other current liabilities..........................................................         41.0              36.2
                                                                                        ----------------- -----------------
         Total current liabilities......................................................        234.5             195.0
Non current liabilities
     Long-term debt, less current portion...............................................        265.0             262.1
     Other..............................................................................         25.9              29.6

Minority interest, including redeemable preferred stock of a subsidiary.................         11.0              10.0

Redeemable convertible preferred stock..................................................          1.0              46.2

Commitments and contingencies

Stockholders' equity (deficit)
     Warrants to purchase common stock..................................................          0.8               3.2
     Equity rights......................................................................          3.2             ---
     Common stock, $.01 par value - authorized 30.0 shares;
       issued and  outstanding  19.7 at September  30, 1997 and 13.2 at December
31, 1996..
                                                                                                  0.2               0.1
     Additional paid-in capital.........................................................        164.1              55.8
     Accumulated deficit................................................................       (121.8)           (126.1)
     Pension liability adjustment.......................................................         (2.0)             (2.0)
     Cumulative translation adjustment..................................................        (11.3)             (2.7)
                                                                                        ----------------- -----------------
         Total stockholders' equity (deficit)...........................................         33.2             (71.7)
                                                                                        ----------------- -----------------

Total liabilities and stockholders' equity (deficit)....................................$       570.6     $       471.2
                                                                                        ================= =================


  The accompanying notes are an integral part of these financial statements.

5

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   ---------------------------
                                                                                       1997          1996
                                                                                   ------------- -------------
OPERATING ACTIVITIES
   Net income......................................................................$      5.5    $       6.4
   Adjustments to reconcile net income to cash used in operating activities:
        Depreciation...............................................................       5.8            5.8
        Amortization...............................................................       4.6            5.8
        Other......................................................................       5.0           (2.0)
        Changes in operating assets and liabilities:
          Trade receivables........................................................     (21.9)         (32.5)
          Net inventories..........................................................      (6.3)           1.3
          Net assets of discontinued operations....................................     ---             (5.6)
          Trade accounts payable...................................................      (8.4)           2.1
          Accrued compensation and benefits........................................      (3.3)           8.1
          Other, net...............................................................      (0.8)           3.8
                                                                                   ------------- -------------
             Net cash used in operating activities.................................     (19.8)          (6.8)
                                                                                   ------------- -------------


INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired.................................     (97.2)         ---
   Capital expenditures............................................................      (9.1)          (2.2)
   Proceeds from sale of excess assets.............................................       6.7            4.5
                                                                                   ------------- -------------
             Net cash provided by (used in) investing activities...................     (99.6)           2.3
                                                                                   ------------- -------------


FINANCING ACTIVITIES
   Issuance of common stock........................................................     104.6          ---
   Redemption of preferred stock...................................................     (45.4)         ---
   Principal repayments of long-term debt..........................................     (83.9)          (1.0)
   Net incremental borrowings under revolving line of credit agreements............      87.0            4.8
   Other...........................................................................      (1.5)           1.6
                                                                                   ------------- -------------
             Net cash provided by financing activities.............................      60.8            5.4
                                                                                   ------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS.......................................................
                                                                                         (6.7)           1.1
                                                                                   ------------- -------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS................................................................     (65.3)           2.0

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................      72.0            7.0
                                                                                   ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................$      6.7    $       9.0
                                                                                   ============= =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

                     (in millions, unless otherwise denoted)


NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1996, has been derived from the audited consolidated balance sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B -- DISCONTINUED OPERATIONS

The Company sold CMHC on November 27, 1996. The accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 1996 includes the results of CMHC in "Income (Loss) from Discontinued Operations." Generally accepted accounting principles permit, but do not require, the allocation of interest expense between continuing and discontinued operations. Because the methods allowed under generally accepted accounting principles for calculating interest expense to be allocated to discontinued operations are not necessarily indicative of the use of proceeds from the sale of CMHC by the Company, and the effect on interest expense of the continuing operations of the Company, the Company has elected not to allocate interest expense to discontinued operations. The results of this election are that loss from continuing operations includes substantially all of the interest expense of the Company, and income from discontinued operations does not include any material interest expense. Summary operating results of discontinued operations are as follows:

                                                       Three Months      Nine Months
                                                          Ended             Ended
                                                      September 30,     September 30,
                                                           1996              1996
                                                     ----------------- -----------------
Net sales............................................$      110.7      $      334.9
Income before income taxes...........................         4.8              14.2
Provision for income taxes...........................       ---               ---
Income from discontinued operations..................         4.8              14.2

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

Loans made under the New Credit Facility (a) bear interest, based on the Company's fixed charge coverage ratio, at a rate between 0.5% and 1.5% per annum in excess of the prime rate or at a rate between 2.0% and 3.0% per annum in excess of the eurodollar rate, at the election of the Company, (b) mature on April 7, 2000, (c) were used by the Borrowers to repay the Old Credit Facility, and (d) are to be used for working capital and other general corporate purposes, including acquisitions.

On April 14, 1997 the Company completed the purchase of Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. (collectively, "Baraga", or the "Square Shooter Business"). Baraga manufactures rough terrain telescopic boom forklifts.

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

The estimated fair values of assets and liabilities acquired in the Simon Access and Baraga acquisitions are summarized as follows:

Accounts receivable..................................$      23.1
Inventories..........................................       38.8
Other current assets.................................        0.9
Property, plant and equipment........................       21.1
Goodwill.............................................       51.5
Other assets.........................................       11.8
Accounts payable and other current liabilities.......      (42.1)
Long-term debt.......................................       (4.9)
Other non-current liabilities........................       (1.5)
                                                     ===============
                                                     $      98.7
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

The operating results of the Acquired Businesses are included in the Company's consolidated results of operations since April 7, 1997 and April 14, 1997, respectively. The following pro forma summary presents the consolidated results

8
of operations as though the Company completed the acquisition of the Acquired Businesses on January 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs on the New Credit Facility:

                                                                           Pro Forma for the
                                                              ---------------------------------------------
                                                                Nine Months Ended          Year Ended
                                                               September 30, 1997      December 31, 1996
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


NOTE D -- INVENTORIES

Net inventories consist of the following:

                                                               September 30,     December 31,
                                                                    1997             1996
                                                              ----------------- ----------------
Finished equipment............................................$        61.1     $       46.5
Replacement parts.............................................         76.1             68.0
Work-in-process...............................................         19.4             19.8
Raw materials and supplies....................................         70.4             56.3
                                                              ----------------- ----------------
Net inventories...............................................$       226.9     $      190.6
                                                              ================= ================


NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                               September 30,     December 31,
                                                                    1997             1996
                                                              ----------------- ----------------
Property, plant and equipment.................................$        87.9     $       65.4
Less:  Accumulated depreciation...............................        (37.2)           (33.7)
                                                              ----------------- ----------------
Net property, plant and equipment.............................$        50.7     $       31.7
                                                              ================= ================


NOTE F -- LITIGATION AND CONTINGENCIES

The Company is subject to a number of contingencies and uncertainties including product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, management does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

9
The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through September 30, 1997 of approximately $90.0. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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


NOTE G -- EQUITY RIGHTS

On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with $250 of the 13.25% Senior Secured Notes. A portion of the proceeds ($3.2) of the sale of the Senior Secured Notes and the Equity Rights was allocated to the Equity Rights. The portion of the proceeds related to the Equity Rights has been reclassified from other non-current liabilities to the stockholders' deficit section of the balance sheet, because they can be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitle the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price do not affect the net income or loss reported by the Company; however, changes in the Current Price vary the amount of cash that the Company would have to pay or the number of Shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. As of September 30, 1997, the Current Price of the Common Stock was $21.317, which would have required the Company to either pay $14.0 or issue 676,096 shares of Common Stock, at the Company's option, in the event that all of the holders had exercised their Equity Rights.

NOTE H -- LONG-TERM DEBT AND STOCKHOLDERS' EQUITY (DEFICIT)

On July 28, 1997 and August 7, 1997, the Company issued an additional 5,000,000 shares and 700,000 shares, respectively, of its common stock in a public stock offering. The shares were issued at a price to the public of $19.50 per share. The net proceeds received by the Company after deduction of underwriting discounts, commissions and other expenses was $104.6. On September 4, 1997, the Company used a portion of the proceeds to redeem $83.3 in principal of the Company's 13.25% Secured Senior Notes due 2002. In accordance with the terms of the Senior Secured Notes Indenture, the redemption of the Senior Secured Notes was at a 9.46% redemption premium. The redemption premium plus the pro-rata share of unamortized debt origination costs totaled $12.2 and have been reflected as extraordinary items in the third quarter of 1997.

NOTE I -- EARNINGS PER SHARE

Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents. Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:

                                                  1997              1996
                                            ----------------- -----------------
Three months ended September 30,............         19.4              14.2
Nine months ended September 30,.............         16.4              13.0


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

The basic and diluted EPS using the new standard for the three months and nine months ended September 30, 1997 and 1996 are as follows:

                                         Three Months Ended              Nine Months Ended
                                            September 30,                  September 30,
                                    ------------------------------ -------------------------------
                                         1997           1996            1997            1996
                                    --------------- -------------- --------------- ---------------
Basic EPS...........................$     0.33     $      0.19     $       0.57    $      0.10
Diluted EPS.........................$     0.31     $      0.18     $       0.55    $      0.10


NOTE J -- CONSOLIDATING FINANCIAL STATEMENTS

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

11
Non-Guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the Senior Secured Notes. These subsidiaries include Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., P.P.M. S.A., P.P.M. S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM Pty Ltd., and PPM Far East Ltd. Terex Aerials Limited, Simon-Cella, S.r.l., Sim-Tech Management Limited and Simon-Tomen Engineering Company Limited are included in the results of the Non-Guarantor Subsidiaries since April 7, 1997.

Debt and Goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $             $             $             $             $             $     214.1
   Cost of goods sold...................                                                                             177.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................                                                                              37.0
   Engineering, selling & administrative
     expenses...........................                                                              ---             17.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........                                                                              19.2
  Interest income.......................                     ---          ---           ---           ---              0.1
  Interest expense......................                                                              ---             (9.6)
  Income (loss) from equity investees...                                                ---                          ---
  Other income (expense) - net..........                                                              ---             (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................                                                                               8.7
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from continuing operations before
   extraordinary items..................                                                                               8.7
Extraordinary loss on retirement of debt       (12.2)        ---          ---           ---           ---            (12.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................                                                              (21.1)          (3.5)
  Less preferred stock accretion........        (0.1)         (0.3)       ---           ---           ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $             $             $             $             $             $      (3.9)
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      48.2   $      29.4   $     19.4    $     89.9    $    (21.2)   $     165.7
   Cost of goods sold...................        42.3          24.7         15.8          79.2         (20.0)         142.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         5.9           4.7          3.6          10.7          (1.2)          23.7
   Engineering, selling & administrative
     expenses...........................         4.5           1.6          1.7           7.1          (0.1)          14.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from operations..................         1.4           3.1          1.9           3.6          (1.1)           8.9
  Interest income.......................         0.5         ---          ---           ---           ---              0.5
  Interest expense......................        (6.0)         (0.5)        (1.7)         (3.6)        ---            (11.8)
  Income (loss) from equity investees...        16.2           0.3          0.3         ---           (16.8)         ---
  Other income (expense) - net..........        (0.4)         (0.3)        (0.2)         (0.2)          0.1           (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes...................        11.7           2.6          0.3          (0.2)        (17.8)          (3.4)
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations        11.7           2.6          0.3          (0.2)        (17.8)          (3.4)
  Income (loss) from discontinued              ---             4.3        ---             0.5         ---              4.8
operations
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................        11.7           6.9          0.3           0.3         (17.8)           1.4
  Less preferred stock accretion........        (2.1)         (0.2)       ---           ---           ---             (2.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $       9.6   $       6.7   $      0.3    $      0.3    $    (17.8)   $      (0.9)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $             $             $             $             $             $     622.6
   Cost of goods sold...................                                                                             519.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................                                                                             102.8
   Engineering, selling & administrative
     expenses...........................                                                              ---             51.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........                                                                              51.7
  Interest income.......................                                                              ---              0.8
  Interest expense......................                                                              ---            (30.3)
  Income (loss) from equity investees...                                                                             ---
  Other income (expense) - net..........                                                              ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and
  extraordinary items...................                                                                              20.7
  Provision for income taxes............       ---           ---          ---                         ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............                                                                              20.3
Extraordinary loss on retirement of debt       (14.8)        ---          ---           ---           ---            (14.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................                                                                               5.5
  Less preferred stock accretion........        (0.2)         (1.0)       ---           ---           ---             (1.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $             $             $             $             $             $       4.3
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     133.8   $     105.3   $     65.8    $    276.3    $    (59.5)   $     521.7
   Cost of goods sold...................       118.7          89.4         55.9         241.6         (58.0)         447.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        15.1          15.9          9.9          34.7          (1.5)          74.1
   Engineering, selling & administrative
     expenses...........................        13.5           5.3          5.5          23.0         ---             47.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         1.6          10.6          4.4          11.7          (1.5)          26.8
  Interest income.......................         0.6         ---          ---           ---           ---              0.6
  Interest expense......................       (18.3)         (1.5)        (4.9)         (9.9)        ---            (34.6)
  Income (loss) from equity investees...        32.4          (0.4)         0.4         ---           (32.4)         ---
  Other income (expense) - net..........        (0.8)         (1.1)        (0.3)          1.6         ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes...................        15.5           7.6         (0.4)          3.4         (33.9)          (7.8)
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations        15.5           7.6         (0.4)          3.4         (33.9)          (7.8)
  Income (loss) from discontinued              ---            12.2        ---             2.1          (0.1)          14.2
   operations
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................        15.5          19.8         (0.4)          5.5         (34.0)           6.4
  Less preferred stock accretion........        (5.8)         (0.2)       ---           ---           ---             (6.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $       9.7   $      19.6   $     (0.4)   $      5.5    $    (34.0)   $       0.4
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1997
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $             $             $             $             $    ---      $       6.7
     Trade receivables - net............                                                              ---            155.9
     Intercompany receivables...........                                                                             ---
     Net inventories....................                                                                             226.9
     Other current assets...............                                                              ---             17.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............                                                                             406.7
   Long-Term Assets
     Property, plant & equipment - net..                                                              ---             50.7
     Investment in and advances
       to (from)  subsidiaries..........                                                                             ---
     Goodwill - net.....................                                                              ---             86.2
     Debt issuance costs - net..........                                                              ---              8.7
     Other assets.......................                                                              ---             18.3
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $             $             $             $             $             $     570.6
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $             $             $             $             $    ---      $      28.1
     Trade accounts payable.............                                                              ---            123.2
     Intercompany payables..............                                                                             ---
     Accruals and other current                                                                       ---             83.2
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........                                                                             234.5
   Non-Current Liabilities
     Long-term debt less current portion                                                              ---            265.0
     Other long-term liabilities........                                                              ---             25.9
   Minority interest and redeemable
     preferred stock....................                                                 ---          ---             11.0
   Redeemable convertible preferred stock                                                ---          ---              1.0
   Stockholders' equity (deficit).......                                                                              33.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT).....................
                                         $             $             $             $             $             $     570.6
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $      53.5   $     ---     $    ---      $     18.5    $    ---      $      72.0
     Trade receivables - net............        21.8          10.1         12.8          65.6         ---            110.3
     Intercompany receivables...........         4.7           2.8          8.6          26.6         (42.7)         ---
     Net inventories....................        44.9          25.3         27.9          93.8          (1.3)         190.6
     Other current assets...............         2.9         ---            0.1          14.3         ---             17.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       127.8          38.2         49.4         218.8         (44.0)         390.2
   Long-Term Assets
     Property, plant & equipment - net..         3.5           4.5        ---            23.7         ---             31.7
     Investment in and advances to
       (from) subsidiaries..............        27.9         (70.2)        (5.4)        (89.7)        137.4          ---
     Goodwill - net.....................       ---           ---           15.5          16.9         ---             32.4
     Debt issuance - net................         6.4           0.9          2.3           3.1         ---             12.7
     Other assets.......................         3.0         ---            0.1           1.1         ---              4.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $     168.6   $     (26.6)  $     61.9    $    173.9    $     93.4    $     471.2
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $             $             $             $             $    ---      $     (14.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................       (97.2)        ---          ---           ---           ---            (97.2)
   Capital expenditures.................                                                              ---             (9.1)
   Proceeds from sale of excess assets..       ---                        ---           ---           ---              1.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       (97.4)          0.2         (0.1)         (1.3)        ---           (104.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Issuance of common stock.............       104.6         ---          ---           ---           ---            104.6
   Redemption of preferred stock........       (45.4)        ---          ---           ---           ---            (45.4)
   Principal repayments of long-term debt      ---           ---           (0.6)        ---           ---            (83.9)
   Net incremental borrowings
   (repayments) under revolving line of                                   ---                         ---             87.0
   credit agreements
   Other................................                     ---          ---                         ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............                                                              ---             60.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................       ---           ---          ---            (6.7)        ---             (6.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................                                  ---                         ---            (65.3)
Cash and cash equivalents, beginning of
   period...............................        53.4           0.1        ---            18.5         ---             72.0
                                         ------------- ------------- ------------- ------------- ------------- ------------
Cash and cash equivalents,
   end of period........................ $             $             $    ---      $             $    ---      $       6.7
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996
(in millions)

                                                        Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $       5.9   $     ---     $      0.9    $    (13.6)   $    ---      $      (6.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Capital expenditures.................        (0.4)         (0.1)        (0.3)         (1.4)        ---             (2.2)
   Proceeds from sale of excess assets..         0.3           0.1          0.1           4.0         ---              4.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............        (0.1)        ---           (0.2)          2.6         ---              2.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Net incremental borrowings
   (repayments)under revolving line of
   credit agreement.....................        (2.6)        ---          ---             7.4         ---              4.8
   Principal repayments of long-term debt      ---           ---           (1.0)        ---           ---             (1.0)
   Other................................       ---           ---          ---             1.6         ---              1.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        (2.6)        ---           (1.0)          9.0         ---              5.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................         0.3         ---          ---             0.8         ---              1.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         3.5         ---           (0.3)         (1.2)        ---              2.0
Cash and cash equivalents, beginning of
   period...............................         3.1         ---            0.3           3.6         ---              7.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................ $       6.6   $     ---     $    ---      $      2.4    $    ---      $       9.0
                                         ============= ============= ============= ============= ============= =============

NOTE K -- SUBSEQUENT EVENT

The Company has announced its intention to merge Terex Cranes, Inc. into the Company. As a result of such merger, the preferred stock of Terex Cranes, Inc. will be exchanged for newly issued shares of Terex common stock. As a result of the retirement of the preferred stock of Terex Cranes, Inc., the Company will recognize a one-time charge of approximately $3.5 of additional accretion during the quarter that the merger occurs.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                     For the Three Months Ended      For the Nine Months
                                                            September 30,            Ended September 30,
                                                     --------------------------------------------------------
                                                         1997          1996          1997          1996
                                                     ------------- ------------------------------------------

Net sales............................................$     21.8    $     20.4    $     66.3    $      71.1
Cost of goods sold...................................      19.0          17.0          57.9           61.6
                                                     ------------- ------------- -------------- -------------

     Gross profit....................................       2.8           3.4           8.4            9.5

Engineering, selling and administrative expenses.....       1.1           1.9           3.6            6.2
                                                     ------------- ------------- -------------- -------------

     Income from operations..........................       1.7           1.5           4.8            3.3

Other income (expense):
     Interest expense................................      (1.9)         (1.9)         (5.5)          (5.7)
     Amortization of debt issuance costs.............      (0.1)         (0.1)         (0.3)          (0.3)
     Other, net......................................       0.2         ---             0.2          ---
                                                     ------------- ------------- -------------- -------------

Loss before income taxes.............................      (0.1)         (0.5)         (0.8)          (2.7)
Provision for income taxes...........................     ---           ---           ---            ---
                                                     ------------- ------------- -------------- -------------

Net loss.............................................$     (0.1)   $     (0.5)   $     (0.8)    $      (2.7)
                                                     ============= ============= =============  =============




   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                        September 30,     December 31,
                                                                             1997             1996
                                                                       ---------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................$        0.3     $         0.4
   Trade accounts receivables
     (less allowance of $0.9 at September 30, 1997
     and $0.6 at December 31,1996).....................................        21.2              14.4
   Net inventories.....................................................        29.2              29.2
   Due from affiliates.................................................        12.8              10.2
   Prepaid expenses....................................................         0.2               0.1
                                                                       ---------------- ----------------

     Total current assets..............................................        63.7              54.3

   Property, plant and equipment - net.................................         0.1               0.1
   Goodwill - net......................................................        16.1              17.0
   Other assets - net..................................................         2.0               2.4
                                                                       ---------------- ----------------

Total assets...........................................................$       81.9     $        73.8
                                                                       ================ ================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................$        8.8     $         5.0
   Accrued warranties and product liability............................         7.6               7.5
   Accrued expenses....................................................         2.9               2.9
   Due to affiliates...................................................        17.8              12.3
   Due to Terex Corporation............................................        10.2               8.9
   Current portion of long-term debt...................................         0.9               1.3
                                                                       ------------------ ---------------

     Total current liabilities.........................................        48.2              37.9
                                                                       ------------------ ---------------

Non-current liabilities:
   Long-term debt, less current portion................................        53.7              54.2
   Other non-current liabilities.......................................         1.3               1.9
                                                                       ------------------ ---------------

     Total non-current liabilities.....................................        55.0              56.1
                                                                       ------------------ ---------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......       ---               ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........       ---               ---
   Accumulated deficit.................................................       (21.1)            (20.3)
   Foreign currency translation adjustment.............................        (0.2)              0.1
                                                                       ----------------- ----------------

     Total shareholders' deficit.......................................       (21.3)            (20.2)
                                                                       ----------------- ----------------

Total liabilities and shareholders' deficit............................$       81.9      $        73.8
                                                                       ================= =================

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)


                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                ---------------------------
                                                                                    1997          1996
                                                                                ------------- -------------
OPERATING ACTIVITIES
   Net loss.....................................................................$    (0.8)    $    (2.7)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................      0.9           2.4
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................     (4.6)         (3.1)
         Net inventories........................................................      2.9          (9.4)
         Prepaid expenses and other current assets..............................    ---             0.1
         Trade accounts payable.................................................      2.1           3.1
         Net amounts due to affiliates..........................................      1.1           9.6
         Other, net.............................................................     (0.6)          0.8
                                                                                ------------- -------------
           Net cash provided by operating activities............................      1.1           0.8
                                                                                ------------- -------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................     (0.1)         (0.2)
   Proceeds from sale of property, plant and equipment..........................    ---             0.1
                                                                                ------------- -------------
     Net cash used in investing activities......................................     (0.1)         (0.1)
                                                                                ------------- -------------

FINANCING ACTIVITIES
   Net borrowings under revolving line of credit agreements.....................    ---             0.4
   Principal repayments of long-term debt.......................................     (0.6)         (1.0)
     Net cash used in financing activities......................................     (0.6)         (0.6)
                                                                                ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................     (0.2)         (0.1)
                                                                                ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     (0.1)        ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      0.4           0.5
                                                                                ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................$     0.3     $     0.5
                                                                                ============= =============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto included in Terex Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE B -- INVENTORIES

Net inventories consist of the following:

                                                 September 30,    December 31,
                                                     1997            1996
                                                --------------- ---------------
Finished equipment............................  $     8.0       $     4.9
Replacement parts.............................        9.3             7.9
Work in process...............................        1.3             3.0
Raw materials and supplies....................       10.6            13.4
                                                =============== ===============
                                                $    29.2       $    29.2
                                                =============== ===============


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                 September 30,    December 31,
                                                     1997            1996
                                               ---------------- ---------------
Property, plant and equipment..................$       0.1      $     0.1
Less:  Accumulated depreciation................       ---            ---
                                               ================ ===============
Net property, plant and equipment..............$       0.1      $     0.1
                                               ================ ===============

21
NOTE D -- CONTINGENCIES

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

The Months Ended September 30, 1997 Compared with the Three Month
Ended September 30, 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations and income from discontinued operations, by segment, for the three months ended September 30, 1997 and 1996.


                                            Three Months Ended
                                               September 30,         Increase
                                      ------------- --------------
                                          1997            1996      (Decrease)
                                      ------------- -------------- ------------
NET SALES
   Terex Cranes......................$    140.7    $      82.5    $     58.2
   Terex Trucks......................      71.9           83.4         (11.5)
   General/Corporate/Eliminations....       1.5           (0.2)          1.7
                                     ------------- -------------- -------------
     Total...........................$    214.1    $     165.7    $     48.4
                                     ============= ============== =============

GROSS PROFIT
   Terex Cranes......................$     24.0    $      12.4    $     11.6
   Terex Trucks......................      12.2           11.2           1.0
   General/Corporate/Eliminations....       0.8            0.1           0.7
                                     ------------- ------------- --------------
     Total...........................$     37.0    $      23.7    $     13.3
                                     ============= ============= ==============

ENGINEERING, SELLING AND
    ADMINISTRATIVE EXPENSES
   Terex Cranes......................$     10.8    $       7.0    $      3.8
   Terex Trucks......................       6.1            6.7          (0.6)
   General/Corporate/Eliminations....       0.9            1.1          (0.2)
                                     ------------- -------------- -------------
     Total...........................$     17.8    $      14.8    $      3.0
                                     ============= ============== =============

INCOME FROM OPERATIONS
   Terex Cranes......................$     13.2    $       5.4    $      7.8
   Terex Trucks......................       6.1            4.5           1.6
   General/Corporate/Eliminations....      (0.1)          (1.0)          0.9
                                     ------------- -------------- -------------
     Total...........................$     19.2    $       8.9    $     10.3
                                     ============= ============== =============

INCOME FROM
   DISCONTINUED OPERATIONS...........$    ---      $       4.8    $     (4.8)
                                     ============= ============== =============

     Net Sales

Sales increased $48.4, or approximately 29%, to $214.1 for the three months ended September 30, 1997 over the comparable 1996 period, reflecting the sales of the Acquired Businesses, partially offset by a decrease in sales for Terex Trucks.

Terex Cranes' sales were $140.7 for the three months ended September 30, 1997, an increase of $58.2 from $82.5 for the three months ended September 30, 1996. A significant portion of the increase in sales was due to the results of the Acquired Businesses. Sales increased at Terex Cranes - Waverly Operations, and were offset slightly by weaker sales at PPM Europe. Terex Cranes' backlog was approximately $122 at September 30, 1997, compared to $67 at December 31, 1996 and $53 at September 30, 1996. Of the total backlog at September 30, 1997, approximately 33% was at the Acquired Businesses. The sales mix was approximately 13% parts for the three months ended September 30, 1997 compared to 20% parts for the comparable 1996. The decrease in parts sales as a percentage of total sales was principally due to temporarily lower parts sales at PPM Europe as they relocated their parts distribution facility in June 1997.

Terex Trucks' sales decreased $11.5 to $71.9 for the three months ended September 30, 1997 from $83.4 for the three months ended September 30, 1996. The decrease in sales was primarily machine sales in the Unit Rig product line, which decreased $15.5 in the three months ended September 30, 1997 as compared with the comparable 1996 period. Sales in Europe were lower than the 1996 quarter, reflecting continued weakness in the European construction sector. This weakness was partially offset by sales growth in North America and the developing regions of Southeast Asia. Machine sales decreased 13.4%, and parts sales decreased 12.0%. The decrease in sales of machines and parts is primarily due to Unit Rig sales declines. Parts sales generally have higher gross margins than machine sales. The sales mix was approximately 31% parts for the three months ended September 30, 1997 compared to 30% parts for the comparable 1996 period. Backlog was approximately $33 at September 30, 1997 compared to $53 at December 31, 1996 and $59 at September 30, 1996. Backlog at Unit Rig at September 30, 1997 declined by approximately $20 and $13 as compared to September 30, 1996 and December 31, 1996, respectively.

Net sales for corporate in the three months ended September 30, 1997 are service revenues of $1.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended September 30, 1997 increased $13.3, or 56%, to $37.0 as compared to $23.7 for the three months ended September 30, 1996. The gross profit increased at both Terex Cranes and Terex Trucks.

Terex Cranes' gross profit increased $11.6 to $24.0 for the three months ended September 30, 1997, compared to $12.4 for the three months ended September 30, 1996. The increase was due to the increase in sales, principally from the Acquired Businesses. The gross margin percentage at Terex Cranes was 17.1% for the three months ended September 30, 1997 versus 15.0% for the comparable 1996 period.

Terex Trucks' gross profit increased $1.0 to $12.2 for the three months ended September 30, 1997 compared to $11.2 for the three months ended September 30, 1996. The increase in gross profit was primarily due to increased manufacturing efficiencies and a relatively increased share of higher margin TEL machines. The gross margin percentage at Terex Trucks was 17.0% for the three months ended September 30, 1997 as compared to 13.4% for the three months ended September 30, 1996. The gross margin percentage increased on TEL products as well as at Unit Rig. Gross profit as a percentage of sales increased during the three months ended September 30, 1997, as compared to the comparable 1996 period at Unit Rig, due to the increase in parts sales as a percentage of total sales and as a result of cost savings from the outsourcing of certain manufacturing operations.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $17.8 for the three months ended September 30, 1997 from $14.8 for the three months ended September 30, 1996, reflecting the effect of the Acquired Businesses, partially offset by cost reductions at the corporate level and at Terex Cranes.

Terex Cranes' engineering, selling and administrative expenses as a percentage of sales decreased to 7.7% for the three months ended September 30, 1997 as compared to 8.5% for the comparable 1996 period. The engineering, selling and administrative expenses increased to $10.8 for the three months ended

25 September 30, 1997 from $7.0 for the three months ended September 30, 1996, reflecting expenses at the Acquired Businesses which were partially offset by the effect of cost reduction actions at Terex Cranes - Waverly Operations, PPM Europe and Terex Cranes - Conway Operations.

Terex Trucks' engineering, selling and administrative expenses decreased $0.6 to $6.1 for the three months ended September 30, 1997 as compared to $6.7 for the same period in 1996. Most of the decrease relates to cost reduction actions at Unit Rig.

     Income from Operations

On a consolidated basis, the Company had operating income from continuing operations of $19.2, or 9.0% of sales, for the three months ended September 30, 1997, compared to operating income of $8.9, or 5.4% of sales, for the three months ended September 30, 1996, for the reasons mentioned below. For the three months ended September 30, 1997, unallocated corporate expense declined by $0.9 versus the three months ended September 30, 1996.

Terex Cranes' income from operations of $13.2 for the three months ended September 30, 1997 increased by $7.8 over the three months ended September 30, 1996, primarily due to the results of the newly Acquired Businesses and the effect of cost control initiatives implemented at PPM Europe and Terex Cranes - Conway Operations and continued strong performance by Terex Cranes - Waverly Operations.

Terex Trucks' income from operations increased by $1.6 to $6.1 for the three months ended September 30, 1997 from $4.5 for the three months ended September 30, 1996, primarily due to improved gross margin percentages. Improved gross margin percentages were seen in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility.

     Other Income (Expense)

During the three months ended September 30, 1997, the Company's interest expense decreased $2.2 to $9.6 from $11.8 for the comparable 1996 period. This decrease was primarily due to lower debt levels in the three months ended September 30, 1997 versus the comparable period in 1996. The proceeds from the issuance of the common stock in July 1997 were used to reduce the average balance borrowed under the New Credit Facility and then on September 4, 1997 the Company retired $83.3 of the Senior Secured Notes due 2002. Additionally, the decrease in interest expense for the quarter ended September 30, 1997 was partially due to the reduction in the interest rate from 13.75% to 13.25% charged on the Company's $250 Senior Secured Notes when the debt was registered in October 1996.

Other income (expense) for the three months ended June 30, 1997 was primarily amortization of debt issue costs, which was partially offset by the gain on the sale of excess equipment.

     Income from Discontinued Operations

As a result of selling its Material Handling Segment in 1996, the Company did not have any income from discontinued operations for the three months ended September 30, 1997 compared to $4.8 for the comparable period in the prior year.

     Extraordinary Items

The Company recorded a charge of $12.2 in the three months ended September 30, 1997 to recognize a loss on the early extinguishment of debt in connection with the redemption of $83.3 of its 13.25% Senior Secured Notes due 2002.

Nine Months Ended September 30, 1997 Compared with the Nine Months Ended September 30, 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations and income from discontinued operations, by segment, for the nine months ended September 30, 1997 and 1996.

                                          Nine Months Ended
                                            September 30,          Increase
                                    ------------- -------------
                                        1997           1996       (Decrease)
                                    ------------- -------------  -------------
NET SALES
   Terex Cranes.....................$    393.1    $     286.0    $    107.1
   Terex Trucks.....................     225.0          236.3         (11.3)
   General/Corporate/Eliminations...       4.5           (0.6)          5.1
                                    ------------- -------------  -------------
     Total..........................$    622.6    $     521.7    $    100.9
                                    ============= ============== =============

GROSS PROFIT
   Terex Cranes.....................$     63.4    $      43.1    $     20.3
   Terex Trucks.....................      37.8           31.5           6.3
   General/Corporate/Eliminations...       1.6           (0.5)          2.1
                                    ------------- -------------- -------------
     Total..........................$    102.8    $      74.1    $     28.7
                                    ============= ============== =============
ENGINEERING, SELLING AND
    ADMINISTRATIVE EXPENSES
   Terex Cranes.....................$     29.9    $      24.7    $      5.2
   Terex Trucks.....................      19.0           19.0         ---
   General/Corporate/Eliminations...       2.2            3.6          (1.4)
                                    ------------- -------------- -------------
     Total..........................$     51.1    $      47.3    $      3.8
                                    ============= ============== =============

INCOME FROM OPERATIONS
   Terex Cranes.....................$     33.5    $      18.4    $     15.1
   Terex Trucks.....................      18.8           12.5           6.3
   General/Corporate/Eliminations...      (0.6)          (4.1)          3.5
                                    ------------- -------------  -------------
     Total..........................$     51.7    $      26.8    $     24.9
                                    ============= =============  =============

INCOME FROM
   DISCONTINUED OPERATIONS..........$    ---      $      14.2    $    (14.2)
                                    ============= =============  =============


     Net Sales

Sales increased $100.9, or approximately 19%, to $622.6 for the nine months ended September 30, 1997 over the comparable 1996 period, primarily reflecting the sales of the Acquired Businesses.

Terex Cranes' sales were $393.1 for the nine months ended September 30, 1997, an increase of $107.1 from $286.0 for the nine months ended September 30, 1996. The increase in sales was due to the results of the Acquired Businesses, and the continued strong sales at Terex Cranes - Waverly Operations. The sales increases were partially offset by weaker sales at PPM Europe, particularly in Europe, and Terex Cranes - Conway Operations. Terex Cranes' backlog was approximately $122 at September 30, 1997, compared to $67 at December 31, 1996 and $53 at September 30, 1996. Of the total backlog at September 30, 1997, approximately 33% was at the Acquired Businesses. The sales mix was approximately 14% parts for the nine months ended September 30, 1997 compared to 18% parts for the comparable 1996 period. The decrease in parts sales as a percentage of total sales was principally due to temporarily lower parts sales at PPM Europe as they relocated their parts distribution facility in June 1997.

Terex Trucks' sales decreased $11.3 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. In the TEL product line, sales grew in North America and the developing regions of Southeast Asia but were offset by continued weakness in the European construction sector. Sales for machines in the Unit Rig product line for the nine months ended September 30, 1997 decreased approximately $22.8 as compared to the comparable period in 1996. Terex Trucks' parts sales decreased 1.9%, and machine sales decreased 4.7%. The sales mix was approximately 31% parts for the nine months ended September 30, 1997 compared to 30% parts for the comparable 1996 period. Parts

27
Sales generally have higher gross margins than machine sales. Backlog was approximately $33 at September 30, 1997 compared to $53.0 at December 31, 1996 and $59 at September 30, 1996. Backlog at Unit Rig at September 30, 1997 declined by approximately $20 and $13 as compared to September 30, 1996 and December 31, 1996, respectively.

Net sales for corporate for the nine months ended September 30, 1997 are service revenues of $4.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the nine months ended September 30, 1997 was $102.8 as compared to $74.1 for the nine months ended September 30, 1996, an increase of $28.7, or approximately 39%.

Terex Cranes' gross profit was $63.4 for the nine months ended September 30, 1997, compared to $43.1 for the nine months ended September 30, 1996, an increase of $20.3, or 47%. The increase was due to the increase in sales, principally at the Acquired Businesses. The gross margin percentage at Terex Cranes was 16.1% for the nine months ended September 30, 1997 versus 15.1% for the comparable 1996 period.

Terex Trucks' gross profit was $37.8 for the nine months ended September 30, 1997 compared to $31.5 for the nine months ended September 30, 1996, an increase of $6.3. The increase in gross profit was primarily due to increased manufacturing efficiencies and a relatively increased share of higher margin TEL machines. Unit Rig's gross profit for the nine months ended September 30, 1997 increased even though sales decreased during the period, as a result of outsourcing certain manufacturing processes, and due to the sales mix between parts and machines. The gross margin percentage at Terex Trucks was 16.8% for the nine months ended September 30, 1997 as compared to 13.3% for the nine months ended September 30, 1996. This increase in gross margin percentage was primarily due to the decrease of Unit Rig machine sales as a percentage of total sales.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses as a percent of sales declined to 8.2% for the first nine months of 1997 versus 9.1% for 1996. In dollars, engineering, selling and administrative expenses increased to $51.1 for the nine months ended September 30, 1997 from $47.3 for the nine months ended September 30, 1996, reflecting the effect of the newly Acquired Businesses at Terex Cranes which were partially offset by cost reductions at the corporate level and at Terex Cranes.

Terex Cranes' engineering, selling and administrative expenses as a percentage of sales decreased to 7.6% for the nine months ended September 30, 1997 as compared to 8.6% for the comparable 1996 period. The engineering, selling and administrative expenses increased to $29.9 for the nine months ended September 30, 1997 from $24.7 for the nine months ended September 30, 1996, due to the addition of the Acquired Businesses which were partially offset by the effect of cost reduction actions at PPM Europe and Terex Cranes - Conway Operations.

Terex Trucks' engineering, selling and administrative expenses for the nine months ended September 30, 1997 remained flat at $19.0 as compared to the same period in 1996. However, engineering, selling and administrative expenses as a percentage of sales increased to 8.4% for the nine months ended September 30, 1997 from 8.0% for the comparable 1996 period, due to the decrease in sales.

     Income from Operations

Consolidated operating income from continuing operations was $51.7, or 8.3% of sales, for the nine months ended September 30, 1997, compared to operating income of $26.8, or 5.1% of sales, for the nine months ended September 30, 1996, for the reasons mentioned below.

Terex Cranes' income from operations of $33.5 for the nine months ended September 30, 1997 increased by $15.1 over the nine months ended September 30, 1996, primarily due to the results of the Acquired Businesses, the effect of cost control initiatives implemented at PPM Europe and Terex Cranes - Conway Operations, and continued strong performance by Terex Cranes - Waverly Operations.

Terex Trucks' income from operations increased by $6.3 to $18.8 for the nine months ended September 30, 1997 from $12.5 for the nine months ended September 30, 1996, primarily due to improved gross margin percentages, and level engineering, selling and administrative charges. Improved gross margin percentages were seen at Unit Rig, as a result of outsourcing certain

28
manufacturing processes, and in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility.

For the nine months ended September 30, 1997, unallocated corporate expense declined by $3.5 versus the nine months ended September 30, 1996.

     Other Income (Expense)

During the nine months ended September 30, 1997, the Company's interest expense decreased $4.3 to $30.3 from $34.6 for the comparable 1996 period primarily due to lower average debt levels. A portion of this decrease was due to the $139.5 cash provided from the sale of the Company's Materials Handling Segment in November 1996, which allowed the Company to eliminate borrowings under its revolving credit facility prior to the acquisition of Simon Access on April 7, 1997. Furthermore, the proceeds from the issuance of the common stock in July 1997 were used to reduce the average balance borrowed under the New Credit Facility and then on September 4, 1997 the Company redeemed $83.3 of the Senior Secured Notes due 2002. Additionally, the decrease in interest expense for the nine months ended September 30, 1997 was partially due to the reduction in the interest rate from 13.75% to 13.25% charged on the Company's $250 Senior Secured Notes when the debt was registered in October 1996.

Other income (expense) for the nine months ended September 30, 1997 was primarily amortization of debt issue costs partially offset by a $1.0 net gain on sales of excess assets. During the nine months ended September 30, 1996 the Company realized a gain of $2.4 on the sale of excess property in Scotland.

     Income from Discontinued Operations

As a result of selling its Material Handling Segment in 1996, the Company did not have any income from discontinued operations for the nine months ended September 30, 1997 compared to $14.2 for the comparable period in the prior year.

     Extraordinary Items

During the nine months ended September 30, 1997, the Company recorded a charge of $12.2 to recognize a loss on the early extinguishment of debt in commection with the redemption of $83.3 of its 13.25% Senior Secured Notes due 2002 and also recorded a charge of $2.6 to recognize a loss on the early extinguishment of debt in connection with the refinancing of its working capital facility and the purchase of the Simon Access companies.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $19.8 was used by operating activities during the nine months ended September 30, 1997. $60.0 was provided by operating results plus depreciation and amortization, and approximately $39.9 was invested in working capital during the period to support the increase in business activity. The remaining effect on cash from operations for the period was due to the costs of financing. Net cash used in investing activities was $104.6 during the nine months ended September 30, 1997, primarily related to the purchase of the Acquired Businesses. Net cash provided by financing activities was $60.8 during the nine months ended September 30, 1997. Cash was provided by the net proceeds from the issuance of the common stock and additional borrowings primarily related to the purchase of the Acquired Businesses. Cash was used in the redemption of the Series A Preferred Stock and the redemption of a portion of the Senior Secured Notes due 2002. Cash and cash equivalents totaled $6.7 at September 30, 1997.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof.

As discussed in Note H of the notes to the interim condensed consolidated financial statements, the Company issued an additional 5,000,000 and 700,000 shares of common stock on July 28, 1997 and August 7, 1997, respectively. These shares were issued at a price to the public of $19.50 per share. The Company received $104.6, net of underwriting discounts, commissions and other expenses. A portion of the proceeds from the stock offering were initially used to reduce borrowings under the Company's revolving credit facility on July 28, 1997. On September 4, 1997, the Company used a portion of the proceeds from the stock offering to redeem $83.3 of the Company's 13.25% Senior Secured Notes. The total funds paid at the redemption were $94.6 ($83.3 principal, $7.9 redemption premium and $3.4 accrued interest). As a result of the redemption of the Senior

29
Secured Notes, the annual interest payments on these Senior Secured Notes decreases from $33.1 to $22.1, a savings of $11.0 per year.

As discussed in Note C of the notes to the interim condensed consolidated financial statements, on April 7, 1997 the Company acquired Simon Access for $90. Concurrently with the Simon Access acquisition, the Company entered into the New Credit Facility. The New Credit Facility provides the Company with the ability to borrow (in the form of revolving loans and up to $20 in outstanding letters of credit) up to $125. The New Credit Facility is secured by substantially all of the Company's domestic receivables and inventory. The amount of borrowings available under the New Credit Facility is limited to established percentages of eligible receivables and eligible inventory of certain of the Company's domestic subsidiaries. The New Credit Facility matures on April 7, 2000. At the option of the Company, revolving loans may be in the form of prime rate loans bearing interest at a rate of between 0.5% and 1.5% per annum in excess of the prime rate or eurodollar rate loans bearing interest at a rate of between 2.0% and 3.0% per annum in excess of the adjusted eurodollar rate. The margin over the prime rate or eurodollar rate paid by the Company is based upon the Company's fixed charge coverage ratio from time to time.

As of September 30, 1997, the Company's balance outstanding under the New Credit Facility totaled $78.9, letters of credit issued under the New Credit Facility totaled $8.7, and the additional amount the Company could have borrowed under the New Credit Facility was $21.3.

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


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 18 months. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through September 30, 1997 of approximately $90.0. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

30
Under the terms of the Company's New Credit Facility, an event of default will occur if the Company incurs any liability for federal income taxes which results in an expenditure of cash of more than $15.0 in excess of the amounts shown as owed on tax returns filed by the Company prior to April 7, 1997. If this were to occur, the maturity of the New Credit Facility may be accelerated and recourse may be taken against the accounts receivable and inventory securing advances under the New Credit Facility. In such event, the Company would seek to refinance the indebtedness outstanding under the New Credit Facility. There can be no assurance, however, that any refinancing would be obtainable or, if obtainable, that the terms of such refinancing would be acceptable to the Company.

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

Item 5.       Other Information

Recent Developments

The Company has announced its intention to merge Terex Cranes, Inc. into the Company. As a result of such merger, the preferred stock of Terex Cranes, Inc. will be exchanged for newly issued shares of Terex common stock. As a result of the retirement of the preferred stock of Terex Cranes, Inc., the Company will recognize a one-time charge of approximately $3.5 of additional accretion during the quarter that the merger occurs.

The Company issued an additional 5,000,000 and 700,000 shares of common stock on July 28, 1997 and August 7, 1997, respectively. These shares were issued at a price to the public of $19.50 per share. The Company received $104.6, net of underwriting discounts, commissions and other expenses. A portion of the proceeds from the stock offering were used by the Company to redeem $83.3 of the Company's 13.25% Senior Secured Notes plus $7.9 of redemption premium. As a result of the redemption of the Senior Secured Notes, the annual interest payments on these Senior Secured Notes will decrease from $33.1 to $22.1, a savings of $11.0 per year.


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

Item 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibits have been filed as part of this
                  Form 10-Q.

                  Exhibit No.
                      11.1   Computation of earnings per share
                      27     Financial data schedule

              (b) Reports on Form 8-K.

                  A report on Form 8-K dated July 25, 1997 was filed reporting the Company's execution of an Underwriting Agreement providing for the sale of up to 5,700,000 shares of the Company's common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TEREX CORPORATION
                                            (Registrant)


Date:  November 14, 1997             /s/ Joseph F. Apuzzo
                                         Joseph F. Apuzzo
                                         Vice President Finance and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


                Exhibit No.

                   11.1            Computation of Earnings per Share

                   27              Financial Data Schedule