Form 10-Q/A
period 1997-09-30
TEREX CORP
filed 1997-11-17
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                Amendment No. 1
                                       to
                                 F O R M 10 - Q

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


The Exhibit Index appears on page 33.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Amendment No. 1 to Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following subsidiaries of the Company, all of which are wholly-owned except PPM Cranes, Inc., which are guarantors (the "Guarantors") of the Company's $250 million original principal amount of 13.25% Senior Secured Notes due 2002 (the "Senior Secured Notes"). See Note J -- Consolidating Financial Statements.

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


                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                                         September 30,      December 31,
                                                                                              1997              1996
                                                                                        ----------------- -----------------
ASSETS
Current assets
     Cash and cash equivalents..........................................................$         6.7     $        72.0
     Trade receivables (less allowance of $4.6 at September 30, 1997
       and $7.0 at December 31, 1996)...................................................        155.9             110.3
     Net inventories....................................................................        226.9             190.6
     Other current assets...............................................................         17.2              17.3
                                                                                        ----------------- -----------------
         Total current assets...........................................................        406.7             390.2
Long-term assets
     Property, plant and equipment - net................................................         50.7              31.7
     Goodwill - net.....................................................................         86.2              32.4
     Debt issuance costs - net..........................................................          8.7              12.7
     Other assets.......................................................................         18.3               4.2
                                                                                        ----------------- -----------------

Total assets                                                                            $       570.6     $       471.2
                                                                                        ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     Notes payable and current portion of long-term debt................................$        28.1     $        19.2
     Trade accounts payable.............................................................        123.2             104.4
     Accrued compensation and benefits..................................................         15.7              15.8
     Accrued warranties and product liability...........................................         26.5              19.4
     Other current liabilities..........................................................         41.0              36.2
                                                                                        ----------------- -----------------
         Total current liabilities......................................................        234.5             195.0
Non current liabilities
     Long-term debt, less current portion...............................................        265.0             262.1
     Other..............................................................................         25.9              29.6

Minority interest, including redeemable preferred stock of a subsidiary.................         11.0              10.0

Redeemable convertible preferred stock..................................................          1.0              46.2

Commitments and contingencies

Stockholders' equity (deficit)
     Warrants to purchase common stock..................................................          0.8               3.2
     Equity rights......................................................................          3.2             ---
     Common stock, $.01 par value - authorized 30.0 shares;
       issued and  outstanding  19.7 at September  30, 1997 and 13.2 at
       December 31, 1996................................................................          0.2               0.1
     Additional paid-in capital.........................................................        164.1              55.8
     Accumulated deficit................................................................       (121.8)           (126.1)
     Pension liability adjustment.......................................................         (2.0)             (2.0)
     Cumulative translation adjustment..................................................        (11.3)             (2.7)
                                                                                        ----------------- -----------------
         Total stockholders' equity (deficit)...........................................         33.2             (71.7)
                                                                                        ----------------- -----------------

Total liabilities and stockholders' equity (deficit)....................................$       570.6     $       471.2
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

                                                                           Pro Forma for the
                                                              ---------------------------------------------
                                                                Nine Months Ended          Year Ended
                                                               September 30, 1997      December 31, 1996
                                                              ---------------------- ----------------------
Net sales.....................................................$         673.6        $          887.1
Income from operations........................................           52.0                    20.2
Income (loss) before discontinued operations and
   extraordinary items........................................           19.2                   (45.3)
Income (loss) before discontinued operations and
   extraordinary items, per share.............................$          1.10        $          (5.13)

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE D -- INVENTORIES

Net inventories consist of the following:

                                                               September 30,     December 31,
                                                                    1997             1996
                                                              ----------------- ----------------
Finished equipment............................................$        61.1     $       46.5
Replacement parts.............................................         76.0             68.0
Work-in-process...............................................         19.4             19.8
Raw materials and supplies....................................         70.4             56.3
                                                              ----------------- ----------------
Net inventories...............................................$       226.9     $      190.6
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

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raises a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company over the past 27 months. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through September 30, 1997 of approximately $90.0. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

The basic and diluted EPS using the new standard for the three months and nine months ended September 30, 1997 and 1996 are as follows:

                                         Three Months Ended              Nine Months Ended
                                            September 30,                  September 30,
                                    ------------------------------ -------------------------------
                                         1997           1996            1997            1996
                                    --------------- -------------- --------------- ---------------
Basic EPS...........................$    (0.21)     $     (0.07)     $     0.27      $    0.03
Diluted EPS.........................$    (0.20)     $     (0.06)     $     0.26      $    0.03


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

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------

Net sales............................... $     32.9    $    82.4     $    20.3     $    104.0    $   (25.5)    $    214.1
   Cost of goods sold...................       26.4         67.2          17.8           90.9        (25.2)         177.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        6.5         15.2           2.5           13.1         (0.3)          37.0
   Engineering, selling & administrative
     expenses...........................        3.8          5.3           0.9            7.8        ---             17.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        2.7          9.9           1.6            5.3         (0.3)          19.2
  Interest income.......................      ---            0.1           ---            ---          ---              0.1
  Interest expense......................       (7.1)        (1.3)         (0.3)          (0.9)       ---             (9.6)
  Income (loss) from equity investees...       11.5          1.1           0.2          ---          (12.8)         ---
  Other income (expense) - net..........       (0.6)       ---           ---             (0.4)       ---             (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................        6.5          9.8           1.5            4.0        (13.1)           8.7
  Provision for income taxes............      ---          ---           ---            ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from continuing operations before
   extraordinary items..................        6.5          9.8           1.5            4.0        (13.1)           8.7
Extraordinary loss on retirement of debt      (12.2)        ---          ---            ---          ---            (12.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................       (5.7)         9.8           1.5            4.0        (13.1)          (3.5)
  Less preferred stock accretion........      ---           (0.4)        ---            ---          ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $     (5.7)   $     9.4       $   1.5     $      4.0    $   (13.1)    $     (3.9)
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------

Net sales............................... $   128.2     $   216.4     $    59.6     $   298.9     $   (80.5)    $   622.6
Cost of goods sold......................     109.1         178.0          52.2         259.5         (79.0)        519.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................      19.1          38.4           7.4          39.4          (1.5)        102.8
   Engineering, selling & administrative
     expenses...........................      11.5          13.2           2.8          23.6         ---            51.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       7.6          25.2           4.6          15.8          (1.5)         51.7
  Interest income.......................       0.5           0.1         ---             0.2         ---             0.8
  Interest expense......................     (24.7)         (2.6)         (0.6)         (2.4)        ---           (30.3)
  Income (loss) from equity investees...      32.5           3.4           0.5         ---           (36.4)        ---
  Other income (expense) - net..........      (1.5)          0.2          (0.1)         (0.1)        ---            (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and
  extraordinary items...................      14.4          26.3           4.4          13.5         (37.9)         20.7
  Provision for income taxes............     ---           ---           ---            (0.4)        ---            (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............      14.4          26.3           4.4          13.1         (37.9)         20.3
Extraordinary loss on retirement of debt     (14.8)        ---          ---           ---           ---            (14.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................      (0.4)         26.3           4.4          13.1         (37.9)          5.5
  Less preferred stock accretion........      (0.1)         (1.1)       ---           ---           ---             (1.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $    (0.5)    $    25.2     $     4.4     $    13.1     $   (37.9)    $     4.3
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1997
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
ASSETS
   Current Assets
     Cash and cash equivalents.......... $   2.9       $    1.5      $   ---       $    2.3      $    ---      $       6.7
     Trade receivables - net............    10.3           50.5          19.4          75.7           ---            155.9
     Intercompany receivables...........     2.9           14.8          11.2          61.1          (90.0)           ---
     Net inventories....................    54.2           56.4          28.0          92.0           (3.7)          226.9
     Other current assets...............     3.5            0.4           0.1          13.2           ---             17.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............    73.8          123.6          58.7         244.3          (93.7)          406.7
   Long-Term Assets
     Property, plant & equipment - net..     4.4           19.6           0.1          26.6          ---              50.7
     Investment in and advances
       to (from)  subsidiaries..........    82.8         (122.1)         13.7         (81.0)         106.6            ---
     Goodwill - net.....................    ---            81.6         ---             4.6          ---              86.2
     Debt issuance costs - net..........     3.4            0.7           2.0           2.6          ---               8.7
     Other assets.......................     2.7           14.5           0.1           1.0          ---              18.3
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL ASSETS............................ $ 167.1       $  117.9      $   74.6      $  198.1      $    12.9     $     570.6
                                         ============= ============= ============= ============= ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $   0.5       $    2.3      $    0.8      $   24.5      $    ---      $      28.1
     Trade accounts payable.............    11.8           41.4           8.7          61.3           ---            123.2
     Intercompany payables..............    31.5           13.0          16.1          20.7          (81.3)          ---
     Accruals and other current
       liabilities......................    30.4           13.5          10.5          28.8           ---             83.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........    74.2           70.2          36.1         135.3          (81.3)          234.5
   Non-Current Liabilities
     Long-term debt less current portion    46.5          85.8           51.1          81.6           ---            265.0
     Other long-term liabilities........    11.6           4.2            1.2           8.9           ---             25.9
   Minority interest and redeemable
     preferred stock....................    ---           11.0           ---          ---             ---             11.0
   Redeemable convertible preferred stock    1.0          ---            ---          ---             ---              1.0
   Stockholders' equity (deficit).......    33.8         (53.3)         (13.8)        (27.7)          94.2            33.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT).....................
                                         $ 167.1       $ 117.9       $   74.6      $  198.1      $    12.9     $     570.6
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $     (5.5)  $     (4.1)     $   1.1      $   (11.3)      $  ---      $     (19.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................       (97.2)        ---          ---           ---           ---            (97.2)
   Capital expenditures.................        (1.6)       (0.4)        (0.6)         (6.5)          ---             (9.1)
   Proceeds from sale of excess assets..         0.1         5.9          0.6           0.1           ---              6.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       (98.7)        5.5          ---          (6.4)          ---            (99.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Issuance of common stock.............       104.6         ---          ---           ---           ---            104.6
   Redemption of preferred stock........       (45.4)        ---          ---           ---           ---            (45.4)
   Principal repayments of long-term debt      (83.3)        ---         (0.6)          ---           ---            (83.9)
   Net incremental borrowings
   (repayments) under revolving line of         78.9         ---         (0.5)          8.6           ---             87.0
   credit agreements
   Other................................       (1.1)         ---          ---          (0.4)          ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       53.7          ---         (1.1)          8.2           ---             60.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................       ---           ---          ---           (6.7)         ---             (6.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................      (50.5)          1.4        ---          (16.2)          ---            (65.3)
Cash and cash equivalents, beginning of
   period...............................       53.4           0.1        ---            18.5          ---             72.0
                                         ------------- ------------- ------------- ------------- ------------- ------------
Cash and cash equivalents,
   end of period........................ $      2.9    $      1.5    $   ---      $      2.3     $    ---      $       6.7
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
                                         ============= ============= ============= ============= ============= =============

NOTE K -- SUBSEQUENT EVENT

The Company has announced its intention to merge Terex Cranes, Inc. into the Company. As a result of such merger, the preferred stock of Terex Cranes, Inc. would be exchanged for newly issued shares of Terex common stock. If consumated, as a result of the retirement of the preferred stock of Terex Cranes, Inc., the Company would recognize a one-time charge of approximately $3.5 of additional accretion during the quarter that the merger occurs.

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

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)


                                                                                   For the Nine Months
                                                                                   Ended September 30,
                                                                                ---------------------------
                                                                                    1997          1996
                                                                                ------------- -------------
OPERATING ACTIVITIES
   Net loss.....................................................................$    (0.8)    $    (2.7)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................      1.2           2.4
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................     (6.8)         (3.1)
         Net inventories........................................................    ---            (9.4)
         Prepaid expenses and other current assets..............................     (0.1)          0.1
         Trade accounts payable.................................................      3.8           3.1
         Net amounts due to affiliates..........................................      4.2           9.6
         Other, net.............................................................     (0.4)          0.8
                                                                                ------------- -------------
           Net cash provided by operating activities............................      1.1           0.8
                                                                                ------------- -------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................     (0.6)         (0.2)
   Proceeds from sale of property, plant and equipment..........................      0.6           0.1
                                                                                ------------- -------------
     Net cash used in investing activities......................................     ---           (0.1)
                                                                                ------------- -------------

FINANCING ACTIVITIES
   Net borrowings under revolving line of credit agreements.....................     (0.4)          0.4

   Principal repayments of long-term debt.......................................     (1.0)         (1.0)
                                                                                ------------- -------------
     Net cash used in financing activities......................................     (0.6)         (0.6)
                                                                                ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................     (0.2)         (0.1)
                                                                                ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     (0.1)        ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      0.4           0.5
                                                                                ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................$     0.3     $     0.5
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

Three Months Ended September 30, 1997 Compared with the Three Month Ended September 30, 1996

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

Terex Cranes' sales were $140.7 for the three months ended September 30, 1997, an increase of $58.2 from $82.5 for the three months ended September 30, 1996. A significant portion of the increase in sales was due to the results of the Acquired Businesses. Sales increased at Terex Cranes - Waverly Operations, and were offset slightly by weaker dollar denominated sales at PPM Europe. Terex Cranes' backlog was approximately $122 at September 30, 1997, compared to $67 at December 31, 1996 and $53 at September 30, 1996. Of the total backlog at September 30, 1997, approximately 40% was at the Acquired Businesses. The sales mix was approximately 13% parts for the three months ended September 30, 1997 compared to 20% parts for the comparable 1996 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales and temporarily lower parts sales at PPM Europe as they relocated their parts distribution facility in June 1997.

Terex Trucks' sales decreased $11.5 to $71.9 for the three months ended September 30, 1997 from $83.4 for the three months ended September 30, 1996. The decrease in sales was primarily machine sales in the Unit Rig product line, which decreased $15.5 in the three months ended September 30, 1997 as compared with the comparable 1996 period. Sales in Continental Europe were lower than the 1996 quarter, reflecting continued weakness in the European construction sector. This weakness was partially offset by sales growth in North America and the United Kingdom. Machine sales decreased 13.4%, and parts sales decreased 12.0%. The decrease in sales of machines and parts is primarily due to Unit Rig sales declines. Parts sales generally have higher gross margins than machine sales. The sales mix was approximately 31% parts for the three months ended September 30, 1997 compared to 30% parts for the comparable 1996 period. Backlog was approximately $33 at September 30, 1997 compared to $53 at December 31, 1996 and $59 at September 30, 1996. Backlog at Unit Rig at September 30, 1997 declined by approximately $20 and $13 as compared to September 30, 1996 and December 31, 1996, respectively.

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

Terex Trucks' gross profit increased $1.0 to $12.2 for the three months ended September 30, 1997 compared to $11.2 for the three months ended September 30, 1996. The increase in gross profit was primarily due to increased manufacturing efficiencies and an increased share of higher margin TEL machines. The gross margin percentage at Terex Trucks was 17.0% for the three months ended September 30, 1997 as compared to 13.4% for the three months ended September 30, 1996. The gross margin percentage increased on TEL products as well as at Unit Rig. The gross margin percentage increased at Unit Rig during the three months ended September 30, 1997, as compared to the comparable 1996 period, due to the increase in parts sales as a percentage of total sales and as a result of cost savings from the outsourcing of certain manufacturing operations.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $17.8 for the three months ended September 30, 1997 from $14.8 for the three months ended September 30, 1996, reflecting the effect of the Acquired Businesses, partially offset by cost reductions at the corporate level and at Terex Cranes.

Terex Cranes' engineering, selling and administrative expenses as a percentage of sales decreased to 7.7% for the three months ended September 30, 1997 as compared to 8.5% for the comparable 1996 period. The engineering, selling and administrative expenses increased to $10.8 for the three months ended September 30, 1997 from $7.0 for the three months ended September 30, 1996, reflecting expenses at the Acquired Businesses which were partially offset by the effect of cost reduction actions primarily at PPM Europe and Terex Cranes - Conway Operations.

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

Terex Trucks' income from operations increased by $1.6 to $6.1 for the three months ended September 30, 1997 from $4.5 for the three months ended September 30, 1996, primarily due to improved gross margin percentages. Improved gross margin percentages were seen in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility, and at Unit Rig due to a higher proportion of parts sales and outsourcing and other cost reduction actions.

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

Terex Cranes' sales were $393.1 for the nine months ended September 30, 1997, an increase of $107.1 from $286.0 for the nine months ended September 30, 1996. The increase in sales was due to the results of the Acquired Businesses, and the continued strong sales growth at Terex Cranes - Waverly Operations. The sales increases were partially offset by weaker dollar denominated sales at PPM Europe; however, excluding changes in currency translation rates, PPM Europe sales increased. Terex Cranes' backlog was approximately $122 at September 30, 1997, compared to $67 at December 31, 1996 and $53 at September 30, 1996. Of the total backlog at September 30, 1997, approximately 40% was at the Acquired Businesses. The sales mix was approximately 14% parts for the nine months ended September 30, 1997 compared to 18% parts for the comparable 1996 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales and temporarily lower parts sales at PPM Europe as they relocated their parts distribution facility in June 1997.

Terex Trucks' sales decreased $11.3 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. In the TEL product line, sales grew in North America and the United Kingdom but were offset by continued weakness in Continental Europe. Sales for machines in the Unit Rig product line for the nine months ended September 30, 1997 decreased approximately $22.8 as compared to the comparable period in 1996. Terex Trucks' parts sales decreased 1.9%, and machine sales decreased 4.7%. The sales mix was approximately 31% parts for the nine months ended September 30, 1997 compared to 30% parts for the comparable 1996 period. Parts

Sales generally have higher gross margins than machine sales. Backlog was approximately $33 at September 30, 1997 compared to $53.0 at December 31, 1996 and $59 at September 30, 1996. Backlog at Unit Rig at September 30, 1997 declined by approximately $20 and $13 as compared to September 30, 1996 and December 31, 1996, respectively.

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

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses as a percent of sales declined to 8.2% for the first nine months of 1997 versus 9.1% for 1996. In dollars, engineering, selling and administrative expenses increased to $51.1 for the nine months ended September 30, 1997 from $47.3 for the nine months ended September 30, 1996, reflecting the effect of the newly Acquired Businesses at Terex Cranes which was partially offset by cost reductions at the corporate level and at Terex Cranes.

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

Terex Trucks' engineering, selling and administrative expenses for the nine months ended September 30, 1997 remained flat at $19.0 as compared to the same period in 1996. However, engineering, selling and administrative expenses as a percentage of sales increased to 8.4% for the nine months ended September 30, 1997 from 8.0% for the comparable 1996 period, due to the decrease in sales at Unit Rig.

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

Terex Trucks' income from operations increased by $6.3 to $18.8 for the nine months ended September 30, 1997 from $12.5 for the nine months ended September 30, 1996, primarily due to improved gross margin percentages, and flat engineering, selling and administrative charges. Improved gross margin percentages were seen at Unit Rig, as a result of a higher parts sales mix and outsourcing certain manufacturing processes, and in the TEL product line due to manufacturing efficiencies at the Motherwell, Scotland facility.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $19.8 was used by operating activities during the nine months ended September 30, 1997. $60.0 was provided by operating results plus depreciation and amortization, and approximately $39.9 was invested in working capital during the period to support the increase in business activity at Terex Cranes and TEL. The remaining effect on cash from operations for the period was due to the costs of financing. Net cash used in investing activities was $104.6 during the nine months ended September 30, 1997, primarily related to the purchase of the Acquired Businesses. Net cash provided by financing activities was $60.8 during the nine months ended September 30, 1997. Cash was provided by the net proceeds from the issuance of the common stock and additional borrowings primarily related to the purchase of the Acquired Businesses. Cash was used in the redemption of the Series A Preferred Stock and the redemption of a portion of the Senior Secured Notes due 2002. Cash and cash equivalents totaled $6.7 at September 30, 1997.

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

Item 5.       Other Information

Recent Developments

The Company has announced its intention to merge Terex Cranes, Inc. into the Company. As a result of such merger, the preferred stock of Terex Cranes, Inc. would be exchanged for newly issued shares of Terex common stock. If consumated, as a result of the retirement of the preferred stock of Terex Cranes, Inc., the Company would recognize a one-time charge of approximately $3.5 of additional accretion during the quarter that the merger occurs.

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


                                         TEREX CORPORATION
                                            (Registrant)


Date:  November 17, 1997             /s/ Joseph F. Apuzzo
                                         Joseph F. Apuzzo
                                         Vice President Finance and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


                Exhibit No.

                   11.1            Computation of Earnings per Share

                   27              Financial Data Schedule