Form 10-K
period 1997-12-31
TEREX CORP
filed 1998-03-30
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
|_|                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition  period from  _______ to _______.

                         Commission File Number 1-10702


                                TEREX CORPORATION
               (Exact Name of Registrant as Specified in Charter)

            Delaware                                      34-1531521
    (State of incorporation)                          (I.R.S. Employer
                                                     Identification No.)

 500 Post Road East, Suite 320, Westport, Connecticut          06880
     (Address of principal executive offices)                (Zip Code)

 Registrant's Telephone Number, including area code:  (203) 222-7170

           Securities registered pursuant to Section 12(b)of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $462.8 million based on the last sale price on March 23, 1998.

     The number of shares of the Registrant's Common Stock outstanding was
                        20,642,649 as of March 23, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the 1998 Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1997

                                                                            Page
                                     PART I

Item 1   Business..............................................................3
Item 2   Properties...........................................................13
Item 3   Legal Proceedings....................................................14
Item 4   Submission of Matters to a Vote of Security Holders..................14

                                     PART II

Item 5   Market for Registrant's Common Stock and Related Stockholder Matters.14
Item 6   Selected Financial Data..............................................16
Item 7   Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................17
Item 8   Financial Statements and Supplementary Data..........................26
Item 9   Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosures..............................................26

                                    PART III

Item 10  Directors and Executive Officers of the Registrant....................*
Item 11  Executive Compensation................................................*
Item 12  Security Ownership of Certain Beneficial Owners and Management........*
Item 13  Certain Relationships and Related Transactions........................*

                                     PART IV
Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K.......27



*  Incorporated by reference from Terex Corporation Proxy Statement.

As used in this Annual Report on Form 10-K,  unless otherwise  indicated,  Terex
Corporation,   together  with  its  consolidated  subsidiaries,  is  hereinafter referred to as "Terex", the "Registrant", or the "Company".


                                     PART I

ITEM 1. BUSINESS

General

Terex is a global manufacturer of a broad range of construction and mining related capital equipment. The Company strives to manufacture high quality machines which are low cost, simple to use and easy to maintain. The Company's principal products include telescopic mobile cranes, aerial work platforms, utility aerial devices, telescopic material handlers, truck mounted mobile cranes, rigid and articulated off-highway trucks and high capacity surface mining trucks, and related components and replacement parts. The Company's products are manufactured at 15 plants in the United States and Europe and are sold primarily through a worldwide network of dealers in over 750 locations to the global construction, infrastructure and surface mining markets.

The Company's operations began in 1983 with the purchase of Northwest Engineering Company, the Company's original business and name. Since 1983, management has expanded and changed the Company's business through a series of acquisitions and dispositions. In 1988, Northwest Engineering Company merged into a subsidiary acquired in 1986 named Terex Corporation, with Terex Corporation as the surviving entity. As a result of the completion of the PPM Acquisition (as defined below) in May 1995, the Company's operations were divided into three principal segments: Material Handling, Heavy Equipment and Mobile Cranes. On November 27, 1996, the Company completed the sale of its worldwide material handling segment, which was originally acquired in July 1992, and currently the Company operates in two business segments: Terex Lifting (formerly known as Terex Cranes) and Terex Earthmoving (formerly known as Terex Trucks).

Terex Lifting manufactures and sells telescopic mobile cranes (including rough terrain, truck and all terrain mobile cranes), aerial work platforms (including scissor, articulated boom and straight telescoping boom aerial work platforms), utility aerial devices (including digger derricks and articulated aerial devices), telescopic material handlers (including container stackers and rough terrain lift trucks), truck mounted cranes (boom trucks) and related components and replacement parts. These products are used by construction and industrial customers, as well as utility companies.

Terex Earthmoving manufactures and sells articulated and rigid off-highway trucks and high capacity surface mining trucks, and related components and replacement parts. These products are used primarily by construction, mining and government customers. As discussed more fully below under the heading "Recent Developments," the Company has agreed to purchase all of the outstanding shares of O & K Mining GmbH ("O & K Mining"), whose principal executive offices and primary manufacturing facility are located in Dortmund, Germany. O & K Mining's product line includes a full range of large hydraulic excavators and related parts and components to be sold primarily by O&K Mining's and Terex's combined sales organization.

Over the past several years, Terex has implemented a series of interrelated strategic initiatives designed to improve manufacturing efficiency and offer its products at a lower cost than competitors, thereby increasing sales, earnings and market share. These include: (i) focusing the Company's business on its core lifting and earthmoving businesses; (ii) focusing product lines on products which it can manufacture for low cost relative to its competitors by rationalizing product lines and simplifying its product designs; (iii) growth in the size and scope of operations through both acquisitions and new product development; and (iv) increasing profitability through cost reductions and improved manufacturing efficiency. The Company has also implemented a strategy to improve significantly its financial flexibility, strengthen its capital structure and enhance its liquidity to execute its growth initiatives. In addition, the Company has, and continues to, seek out acquisitions in the capital goods industry where aggressive management can achieve substantial improvements in profitability and cash flow.

For financial information about the Company's industry and geographic segments, see Note O --- "Business Segment Information" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Terex Lifting

Terex Lifting was established as a separate business segment as a result of an acquisition (the "PPM Acquisition") in May 1995 of substantially all of the shares of PPM S.A. and certain of its subsidiaries, including PPM SpA, Brimont Agraire S.A., a specialized trailer manufacturer in France, PPM Krane GmbH, a sales organization in Germany, and Baulift Baumaschinen Und Krane Handels GmbH, a parts distributor in Germany (collectively, "PPM Europe") from Potain S.A., and all of the capital stock of Legris Industries, Inc., which owned 92.4% of the capital of PPM Cranes, Inc., ("PPM North America" and PPM Europe and PPM North America are collectively referred to herein as "PPM") from Legris Industries, S.A. Concurrently with the completion of the PPM Acquisition, the Company contributed the assets (subject to liabilities) of its Koehring Cranes and Excavators and Mark Industries division to Terex Cranes, Inc. The former division now operates as Koehring Cranes, Inc. ("Koehring"), a wholly owned subsidiary of Terex Cranes, Inc. Koehring and PPM are part of the Terex Lifting segment.

During 1997, the Company completed two acquisitions to augment its Terex Lifting segment. On April 7, 1997, the Company completed the acquisition of substantially all of the capital stock of certain of the former subsidiaries of Simon Engineering plc (collectively referred to herein as the "Simon Access Companies") for approximately $90 million. The Simon Access Companies consist principally of business units in the United States and Europe engaged in the manufacture, sale and worldwide distribution of access equipment designed to position people and materials to work at heights. The Simon Access Companies' products include utility aerial devices, aerial work platforms and truck-mounted cranes (boom trucks) which are sold to customers in the industrial and construction markets, as well as utility companies. Specifically, the Company acquired 100% of the outstanding common stock of (i) Simon Telelect, Inc. (now named Terex Telelect Inc.), a Delaware corporation, (ii) Simon Aerials, Inc. (now named Terex Aerials, Inc.), a Wisconsin corporation and parent company of Terex RO, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon Cella, S.r.l., a company incorporated under the laws of Italy, and (v) Simon Aerials Limited (now named Terex Aerials Limited), a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. On April 14, 1997, the Company completed the acquisition of all of the capital stock of Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. Baraga Products, Inc. (now named Terex Baraga Products, Inc.) manufactures the Square Shooter, a rough terrain telescopic lift truck designed to lift materials to heights where they are used in construction.

Terex Lifting has eight significant manufacturing operations: (i) PPM S.A. located in Montceau-les-Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured; (ii) PPM SpA, located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names; (iii) Terex Lifting, located in Conway, South Carolina, at which mobile cranes are manufactured under the P&H (a licensed trademark of Harnischfeger Corporation) and TEREX brand names; (iv) Terex Lifting - Waverly Operations, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes, truck cranes and material handlers are manufactured under the brand names TEREX, KOEHRING and LORAIN, and aerial lift equipment is manufactured under the brand names TEREX AERIALS, TEREX AND MARK; (v) Terex Telelect, Inc., located in Watertown, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TELELECT and HI-RANGER brand names, (vi) Terex Aerials, Inc., located in Milwaukee, Wisconsin, at which aerial platforms are manufactured under the TEREX, SIMON, MARK and TEREX AERIALS brand names; (vii) Terex RO, Inc., located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name; and (viii) Terex Baraga Products, Inc., located in Baraga, Michigan, at which rough terrain telescopic lift trucks are manufactured under the SQUARE SHOOTER brand name.

Throughout the world market, mobile cranes are principally sold to rental companies and dealers with rental fleets. Terex Lifting's mobile crane market share varies dramatically by geographical area; however, the Company believes it is the leading manufacturer of mobile cranes in France and Italy and is the second largest manufacturer in North America. Terex Lifting's principal worldwide mobile crane competitors are Grove Worldwide and Link Belt (Sumitomo); Terex Lifting competes with several smaller specialty companies in North America and with Grove Cranes Ltd., Liebherr Werk Ehingen and DeMag in Europe. Terex Lifting's major competitors in the container stacker market are Kalmar, Valmet Belloti and Taylor. The Company believes that it is the fifth largest manufacturer of aerial work platforms in North America. Currently, the leading competitors in the aerial lift industry are JLG Industries, Genie, Grove Manlift (including the recently acquired Krupp Mobil Krane), Skyjack, and Snorkel. Currently, the leading competitors in the telescopic rough terrain lift truck industry are OmniQuip and Gradall. The Company believes that it is the second largest manufacturer in the United States of utility aerial devices behind Altec.

Terex Earthmoving

Terex Earthmoving currently manufactures and sells articulated and rigid off-highway trucks and high capacity surface mining trucks, and related components and replacement parts. These products are used primarily by construction, mining and government customers. Terex Earthmoving currently has three manufacturing operations: (i) Terex Equipment Limited ("TEL"), located at Motherwell, Scotland, which manufactures off-highway rigid haulers and articulated haulers and scrapers, each sold under the TEREX brand name and to other truck manufacturers on a private label basis; (ii) the Unit Rig Division, located in Tulsa, Oklahoma, which manufactures electric rear and bottom dump haulers principally sold to the copper, gold and coal mining industry customers in North and South America, Asia, Africa and Australia; and (iii) Payhauler Corp. ("Payhauler"), located in Batavia, Illinois, which was acquired by Terex on January 5, 1998 and manufactures all-wheel drive rigid off highway trucks. In addition, Terex Earthmoving has an interest in North Hauler Limited Liability Company, a corporation incorporated under the laws of China. In 1987, TEL entered into a joint venture agreement with Second Inner Mongolia Machinery Company for the production of haulers in China. The joint venture company, North Hauler Limited Liability Company, manufactures heavy trucks, principally used in mining, at a facility in Baotou, Inner Mongolia, People's Republic of China. As discussed more fully below under the heading "Recent Developments," the Company has agreed to purchase all of the outstanding shares of O & K Mining GmbH ("O & K Mining"), whose principal executive offices and primary manufacturing facility are located in Dortmund, Germany. O & K Mining's product line includes a full range of large hydraulic excavators and related parts and components to be sold primarily by O&K Mining's and Terex's combined sales organization.

A "hauler" is an off-road dump truck with a capacity in excess of 25 tons. Haulers produced by TEL and Payhauler have capacities ranging from 25 to 100 tons. The "scrapers" manufactured by TEL are off-road vehicles, commonly referred to as "earthmovers," that load, move and unload large quantities of soil for site preparations, including roadbeds. The Unit Rig hauler is powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current LECTRA HAUL product line consists of a series of rear dump hauler trucks with payload capacities ranging from 100 to 260 tons, and bottom dump haulers with capacities ranging from 180 to 270 tons. Unit Rig's products are sold under the Company's TEREX, UNIT RIG, and LECTRA HAUL trademarks. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma. Payhauler manufactures 30- and 50-ton all-wheel drive rigid rear dump haulers under the PAYHAULER trade name.

Terex Earthmoving believes that it is a significant competitor in the market for large capacity off highway haulers and scrapers. However, the Company is not a dominant manufacturer in the heavy equipment industry, which is dominated in most segments by large, diversified firms, such as Caterpillar, Volvo Group and Komatsu with respect to the TEL products and Caterpillar, Komatsu, Liebherr Werk Ehingen and Euclid with respect to Unit Rig products.

Recent Developments

  Acquisition of  O & K Mining GmbH

The Company has agreed to purchase all of the outstanding shares of O&K Mining from O&K Orenstein & Koppel AG ("Orenstein & Koppel") for net aggregate consideration of DM 309 million (approximately $172 million), subject to certain post-closing adjustments. The transaction is scheduled to close on March 31, 1998 and will be financed through the issuance by the Company of its New Senior Subordinated Notes (defined below) and borrowings under the New Bank Credit Facility (as defined below). O&K Mining, which will be part of the Terex Earthmoving segment, is headquartered in Dortmund, Germany, and has operations in the United States, United Kingdom, Australia, Canada, South Africa and
Singapore. O&K Mining markets a complete range of large hydraulic excavators serving the global surface mining industry and the global construction and infrastructure development markets. The Company believes that O&K Mining has the leading market share for large hydraulic excavator models having machine weights in excess of 200 tons. The use of O&K Mining's excavators in around the clock intensive, harsh condition mining operations requires significant higher margin after-market parts and service, which in the case of the larger hydraulic excavators can generate revenues of up to 200% of the original sale price over the expected life of the machines. In 1997, O&K Mining introduced the RH 400, the world's largest hydraulic excavator with an 800 ton machine weight and 80 ton bucket capacity.

The Company has identified and plans to initiate several programs to increase sales and reduce costs in connection with the integration of O&K Mining into the Terex Earthmoving segment. Since 1993, O&K Mining has successfully marketed the Company's off-highway trucks under private label, primarily in Europe. The Company believes that additional opportunities exist to offer packages of off-highway trucks with complementary small hydraulic excavators to the construction industry outside Europe and of high capacity trucks with complementary large hydraulic excavators to the global surface mining industry. The new machine product combinations and the related integrated parts and field service business will allow the Company to expand on its and O&K Mining's established customer relationships and position itself as an integrated provider of surface mining and construction products.

Repurchase of 13-1/4% Senior Secured Notes and New Bank Credit Facility

On March 6, 1998, the Company completed the purchase or defeasance of all of the $166.7 million in principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). Concurrently therewith, the Company also amended or eliminated certain of the principal restrictive covenants contained in the Indenture governing the Senior Secured Notes and refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under the Company's new $500 million global bank credit facility (the "New Bank Credit Facility").

The New Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125 million (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375 million. The New Revolving Credit Facility, which is currently undrawn, will be used for working capital and general corporate purposes, including acquisitions.

Pursuant to the Term Loan Facilities, the Company has borrowed, or may borrow in the future, (i) up to $175 million in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) up to $200 million in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). The outstanding principal amount of the Term A Loan initially bears interest, at Company's option, at an all-in drawn cost of 2% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 1% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan initially bears interest, at the Company's option, at a rate of 2.5% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate base rate loans, 1.5% in excess of the prime rate. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment under certain circumstances and is voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period). The outstanding principal amount of loans under the New Revolving Credit Facility initially bears interest, at the Company's option, at an all-in drawn cost of 2% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 1% per annum in excess of the prime rate. The New Revolving Credit Facility terminates on March 5, 2004. The Company has entered into certain interest rate protection agreements with respect to a portion of the principal amount of the New Bank Credit Facility.

With limited exceptions, the obligations of the Company under the New Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of the Company, (ii) a pledge of 65% of the stock of certain of the foreign subsidiaries of the Company and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting the Company's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. If for any reason the Company is unable to comply with the terms of the New Bank Credit Facility, including the covenants included therein, such noncompliance would result in an event of default under the New Bank Credit Facility and could result in acceleration of the payment of the indebtedness outstanding under the New Bank Credit Facility.

New Senior Subordinated Notes

On March 24, 1998, the Company entered into a Purchase Agreement to issue and sell $150 million aggregate principal amount of 8.875% Senior Subordinated Notes Due 2008 (the "New Senior Subordinated Notes"). The New Senior Subordinated Notes are being issued and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, and the closing is expected to occur on March 31, 1998. The New Senior Subordinated Notes are unsecured and repayment is guaranteed on an unsecured basis by certain of the Company's domestic subsidiaries. The proceeds of the issuance and sale of the New Senior Subordianted Notes will be used to fund a portion of the aggregate consideration for the acquisition of O&K Mining and for general corporate purposes.

Products

  Telescopic Mobile Cranes

Telescopic mobile cranes are used primarily in new industrial, commercial construction and public works construction industries and in maintenance applications, to lift equipment or material to heights in excess of 50 feet. The Company's Terex Lifting segment manufactures the following types of telescopic mobile cranes:

                                            Rough Terrain  Cranes--are  designed
                                    to lift  materials and equipment on rough or
                                    uneven terrain and are most often located on
                                    a single construction or work site such as a
                                    building   site,  a  highway  or  a  utility
                                    project  for long  periods  of  time.  Rough
                                    terrain  cranes cannot be driven on highways
                                    and accordingly must be transported by truck
                                    to  the  work  site.  Rough  terrain  cranes
                                    manufactured  by Terex  Lifting have maximum
                                    lifting  capacities  of up to  90  tons  and
                                    maximum tip heights of up to 205 feet. Terex
                                    Lifting   manufactures   its  rough  terrain
                                    cranes at its facilities located at Waverly,
                                    Iowa,      Conway,      South      Carolina,
                                    Montceau-les-Mines, France, and Crespellano,
                                    Italy under the brand names TEREX, LORAIN, P&H, PPM and BENDINI.

                                            Truck  Cranes--have two cabs and can
                                    travel rapidly from job site to job site at highway speeds. In contrast to rough terrain cranes which are often located for extended periods at a single work site, truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Truck cranes manufactured by Terex Lifting have maximum lifting capacities of up to 75 tons and maximum tip heights of up to 193 feet. Terex Lifting manufactures truck cranes at its Waverly, Iowa and Conway, South Carolina facilities under the brand names P&H and LORAIN.

                                            All Terrain  Cranes--were  developed
                                    in Europe as a cross between rough terrain and truck cranes in that they are designed to travel across both rough terrain and highways. All terrain cranes have two cabs and are versatile and highly maneuverable. All terrain cranes manufactured by Terex Lifting have lifting capacities of up to 130 tons and maximum tip heights of up to 223 feet. Terex Lifting manufactures its all terrain cranes at its Montceau-les-Mines, France facility under the brand names TEREX and PPM.

  Truck Mounted Cranes (Boom Trucks)

        Terex Lifting manufactures telescopic boom cranes for mounting on commercial truck chassis. Terex also distributes truck mounted articulated cranes under the EFFER brand name which are manufactured by Effer SpA. Truck mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have a lower lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are required. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck which can travel at highway speeds. Applications include the installation of air conditioners and other roof equipment. The Company's Terex Lifting segment manufactures the following types of cranes for installation on truck chassis:

                                            Telescopic    Boom   Truck   Mounted
                                    Cranes--enable  an operator to reach heights
                                    of up to 167 feet and have a maximum lifting
                                    capacity of up to 37.5 tons.  Terex  Lifting
                                    manufactures   its  telescopic   boom  truck
                                    mounted   cranes  at  its   Olathe,   Kansas
                                    facility under the brand name RO-STINGER.

                                            Articulated   Boom   Truck   Mounted
                                    Cranes--are  for  users who  prefer  greater
                                    capacities  over the greater  vertical reach
                                    provided by a telescopic  boom truck mounted
                                    crane. At its Olathe, Kansas facility, Terex
                                    Lifting acts as the master  distributor  for
                                    the EFFER  brand  line of  articulated  boom
                                    truck  mounted  cranes  which  have  maximum
                                    capacities   up   to   87,305   pounds   and
                                    horizontal reach to 66 feet.

  Aerial Work Platforms

        Aerial work platforms are self propelled devices which position workers and materials easily and quickly to elevated work areas. These products have developed over the past 20 years as alternatives to scaffolding and ladders. The work platform is mounted on either a telescoping and/or articulating boom or on a vertical lifting scissor mechanism.

                                            Scissor   Lifts--are  used  in  open
                                    areas in indoor or outdoor applications in a
                                    variety  of  construction,   industrial  and
                                    commercial    settings.     Scissor    lifts
                                    manufactured  by Terex  Lifting have maximum
                                    working heights of up to 52 feet and maximum
                                    load capacities of up to 2,000 pounds. Terex
                                    Lifting  manufactures  scissor  aerial  work
                                    platforms   at   its   Waverly,   Iowa   and
                                    Milwaukee, Wisconsin facilities under the brand names TEREX, SIMON and MARK.

                                            Straight  Telescopic Boom Lifts--are
                                    used  primarily   outdoors  in  residential,
                                    commercial and  industrial new  construction
                                    and    maintenance    projects.     Straight
                                    telescopic boom lifts  manufactured by Terex
                                    Lifting have maximum  working  heights of up
                                    to 126 feet and maximum load  capacities  of
                                    up to 650 pounds. Terex Lifting manufactures
                                    its   straight    telescopic   aerial   work
                                    platforms   at   its   Waverly,   Iowa   and
                                    Milwaukee, Wisconsin facilities under the brand names TEREX, SIMON and MARK.

                                            Articulating     Telescopic     Boom
                                    Lifts--are   generally  used  in  industrial
                                    environments  where the articulation  allows
                                    the  user  to  access  elevated  areas  over
                                    machines  or  structural   obstacles   which
                                    prevent   access  with  a  scissor  lift  or
                                    straight boom.  Articulating lifts available
                                    from  Terex  Lifting  have  maximum  working
                                    heights  of up to 70 feet and  maximum  load
                                    capacities  of  up  to  500  pounds.   Terex
                                    Lifting    manufactures   its   articulating
                                    telescopic boom lifts at its Waverly, Iowa and Milwaukee, Wisconsin facilities under the brand name TEREX AERIALS.

  Utility Aerial Devices

        Utility aerial devices are used to set utility poles and move workers and materials to work areas at the top of utility poles and towers. Utility aerial devices are mounted on commercial truck chassis which include separately installed steel cabinets for tool and material storage. Most utility aerial devices are insulated to permit live wire work.

                                            Articulated Aerial Devices--are used
                                    to elevate  workers to work areas at the top
                                    of utility poles or in trees and include one
                                    or  two  man  baskets.   Articulated  aerial
                                    devices available from Terex Lifting include
                                    telescopic,  non-overcenter  and  overcenter
                                    models and range in working  heights from 32
                                    to 203 feet.  Articulated aerial devices are
                                    manufactured   by  Terex   Lifting   at  its
                                    Watertown, South Dakota facility under the brand names TELELECT and HI-RANGER.

                                            Digger  Derricks--are  used  to  set
                                    telephone poles. The digger derricks include
                                    a telescopic  boom with an auger  mounted at
                                    the tip which  digs a hole,  and a device to
                                    grasp,  manipulate and set the pole.  Digger
                                    derricks  available  from Terex Lifting have
                                    sheave heights exceeding 70 feet and lifting
                                    capacities  up  to  48,000  pounds.   Digger
                                    derricks are manufactured by Terex Lifting at its Watertown, South Dakota facility under the brand name TELELECT.

  Telescopic Material Handlers

        Telescopic material handlers are used to lift containers or other material from one location to another at the same job site.

                                            Telescopic  Container  Stackers--are
                                    used to pick up and stack containers at dock
                                    and  terminal  facilities.  At the  end of a
                                    telescopic  container  stacker's  boom  is a
                                    spreader  which  enables  it  to  attach  to
                                    containers  of varying  lengths  and weights
                                    and  to  rotate  the  container  up  to  360
                                    degrees.  Telescopic  container stackers are
                                    particularly   effective  in  storage  areas
                                    where  containers are continually  added and
                                    removed,    and    where    the    efficient
                                    manipulation  of, and  access  to,  specific
                                    containers is required. Telescopic container
                                    stackers  manufactured by Terex Lifting have
                                    lifting  capacities  up to  49.5  tons,  can
                                    stack   up  to  six   full  or  nine   empty
                                    containers and are able to maneuver  through
                                    very    narrow    areas.    Terex    Lifting
                                    manufactures   its   telescopic    container
                                    stackers  under the brand  names PPM and P&H
                                    SUPERSTACKERS at its Conway, South Carolina and Montceau-les-Mines, France facilities.

                                            Rough   Terrain    Telescopic   Boom
                                    Forklifts--serve   a  similar   function  as
                                    smaller size rough terrain telescopic mobile
                                    cranes and are used  exclusively to move and
                                    place   materials  on  new  residential  and
                                    commercial   job   sites.    Terex   Lifting
                                    manufactures rough terrain telescopic boom forklifts with load capacities of up to 10,000 pounds and with a maximum extended reach of up to 31 feet and lift capabilities of up to 48 feet. Terex Lifting manufactures rough terrain telescopic boom forklifts at its facility in Baraga, Michigan under the brand name SQUARE SHOOTER.

  Rigid and Articulated Off-Highway Trucks

        Terex Earthmoving manufactures two distinct types of off-highway trucks with hauling capacities from 25 to 100 tons: articulated and rigid frame. Terex Earthmoving manufactures rigid and articulated trucks at its TEL facility in Motherwell, Scotland. TEL manufactures and markets articulated trucks and rigid frame trucks under the TEREX brand name and sells to O&K Mining on a private label basis. Upon consummation of the O&K Acquisition, the Company will continue to manufacture articulated trucks and rigid frame trucks under the O&K name.

                                            Articulated  Off-Highway Trucks--are
                                    three axle,  six wheel drive machines with a
                                    capacity  range  of  25 to  40  tons.  Their
                                    differentiating  feature  is an  oscillating
                                    connection  between  the cab and body  which
                                    allows    the   cab   and   body   to   move
                                    independently,   thereby  enabling  all  six
                                    tires  to   maintain   ground   contact  for
                                    improved  traction  on rough  terrain.  This
                                    allows the truck to move effectively through
                                    extremely    rough   or    muddy    off-road
                                    conditions.  Articulated  off-highway trucks
                                    are   typically   used   together   with  an
                                    excavator  or wheel  loader  to move dirt in
                                    connection   with  road,   tunnel  or  other
                                    infrastructure construction and commercial, industrial or major residential construction projects. Terex's articulated trucks are manufactured in Motherwell, Scotland, under the brand name TEREX.

                                            Rigid  Off-Highway  Trucks--are  two
                                    axle machines  which  generally  have larger
                                    capacities than  articulated  trucks but can
                                    operate only on improved or graded surfaces.
                                    The capacities of rigid  off-highway  trucks
                                    range from 35 to 100 tons,  and  off-highway
                                    trucks    have    applications    in   large
                                    construction  or  infrastructure   projects,
                                    aggregates and smaller surface mines.  Terex
                                    Earthmoving's rigid trucks are manufactured in Motherwell, Scotland, under the TEREX brand name and in Batavia, Illinois, under the PAYHAULER brand name.

                                            High   Capacity    Surface    Mining
                                    Trucks--are   off  road  dump   trucks  with
                                    capacities  in excess of 120 tons  primarily
                                    for  surface  mining.   Terex  Earthmoving's
                                    haulers are powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current LECTRA HAUL product line consists of a series of rear dump trucks with payload capacities ranging from 120 to 260 tons, and bottom dump trucks with capacities ranging from 180 to 270 tons. Terex Earthmoving's high capacity surface mining trucks are manufactured at Unit Rig, located in Tulsa, Oklahoma, under the UNIT RIG and LECTRA HAUL brand names.


Backlog

The Company's backlog as of December 31, 1997 and 1996 was as follows:

                                           December 31,
                                    ---------------------------
                                        1997          1996
                                    ------------- -------------

Terex Lifting...................... $    186.5    $     67.2
Terex Earthmoving..................       30.3          53.4
                                    ============= =============
     Total......................... $    216.8    $    120.6
                                    ============= =============


Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Terex Lifting backlog at December 31, 1997 increased $119.3 million to $186.5 million as compared to $67.2 at December 31, 1996. The increase in backlog was due to the effect of the Simon Access and Square Shooter businesses acquired in April 1997 (approximately $51 million in backlog) as well as increases in the businesses other than the 1997 acquisitions. The backlog at Terex Earthmoving decreased to $30.3 million at December 31, 1997 from $53.4 million at December 31, 1996, principally because of the decline in sales and backlog of Unit Rig machines during 1997.

Distribution

Terex Lifting distributes its products primarily through a global network of dealers in over 750 different locations. With respect to telescopic mobile cranes in North America, Terex Lifting maintains extensive dealer networks. The geographic strength of Terex Lifting's telescopic mobile cranes marketed under the LORAIN brand name centers in the midwest and mid-Atlantic regions of the United States and the geographic strength of telescopic mobile cranes marketed under the P&H brand name centers in the southern and western regions of the United States. Terex Lifting's European distribution is carried out primarily under three brand names, TEREX, PPM and BENDINI, through a single distribution network comprised of both distributors and a direct sales force. Terex Lifting sells its utility aerial devices under the SIMON, TEREX and TELELECT brand names principally through a network of North American distributors. Terex Lifting sells its aerial work platform products through a distribution network that includes many of the Aerials Limited and Aerials dealers throughout the world, but principally in North America and Europe. Terex Lifting's aerial work platform products are sold under the brand name TEREX AERIALS.

TEL markets machines and replacement parts primarily through worldwide dealership networks. TEL's truck dealers are independent businesses which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of the Company's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. The Company employs sales representatives who service these dealers from offices located throughout the world. Payhauler distributes its products primarily through a dealership network. Unit Rig distributes its products and services directly to customers primarily through its own distribution system.

Research and Development

The Company maintains engineering staffs at several of its locations which design new products and improvements in existing product lines. Such costs incurred in the development of new products or significant improvements to existing products of continuing operations amounted to $6.2, $6.1 and $5.0 million in 1997, 1996 and 1995, respectively.

Materials

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, electric controls and motors, and a variety of other fabricated or manufactured items. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. Electric wheel motors and controls used in the Unit Rig product line are currently supplied exclusively by General Electric Company. The Company is endeavoring to develop alternative sources and has entered into a contract with General Atomics, a former defense contractor, to develop electric wheel motors for Unit Rig trucks. If the Company is unable to develop alternative sources, or if there is disruption or termination of its relationship with General Electric Company (which is not governed by a written contract), it could have a material adverse effect on Unit Rig's operations.

Working Capital Items

The Company, in the normal course of business, does not provide right of return on merchandise sold, nor does it provide extended payment terms to customers.

Competition

        Telescopic Mobile Cranes--The domestic telescopic mobile crane industry is comprised primarily of three manufacturers. The Company believes that Terex Lifting is the second largest domestic manufacturer, with approximately a 36% market share. The Company believes that the number one domestic manufacturer is Grove Worldwide, and the number three domestic manufacturer is Link-Belt, a subsidiary of Sumitomo Corp. The Company's principal markets in Europe are in France and Italy, where the Company believes it has the largest market shares, with an estimated 50% market share in each of these countries. In Europe, Terex Lifting's primary competitors are Grove Cranes Ltd., Liebherr Werk Ehingen and DeMag. Outside the United States and Europe, the most active new mobile crane markets are the Middle East and South America. Terex Lifting sells approximately 10% of its newly manufactured telescopic mobile cranes to those markets.

        The  United   States   boom  truck   industry  is   dominated   by  four
manufacturers, of which the Company believes Terex RO, with a 25% market share, is the second largest behind Grove National.

        Aerial Work Platforms--The aerial work platform industry in North America is fragmented, with seven major competitors. The Company believes that its approximate 7% market share makes it the fifth largest manufacturer of aerial work platforms in North America, behind JLG, Grove Manlift, Skyjack and Snorkel. The Company believes that approximately 42,000 aerial platforms were sold in the United States during 1997, of which approximately 70% were scissor lifts, 19% were articulated boom lifts, and 11% were straight boom lifts. The Company believes that its market share in boom lifts is greater than its market share in scissor lifts.

        Utility Aerial Devices--The utility aerial device industry is comprised primarily of three manufacturers. The Company believes that it has a 20% market share of that industry and that it is the second largest manufacturer in the United States of utility aerial devices behind Altec. Outside the United States, the Company is focusing primarily on the Mexican and Caribbean markets.

        Telescopic Container Stackers--The Company believes that three manufacturers account for approximately 66% of the global market for telescopic container stackers. The Company believes that it has a global market share of 25% and that it is the second largest manufacturer behind Kalmar. Other manufacturers include Valmet Belloti and Taylor.

        Telescopic Rough Terrain Lift Trucks--OmniQuip and Gradall are the largest manufacturers of telescopic rough terrain lift trucks. The Company believes that the Square Shooter Business has approximately a 4% market share.

        Off-Highway Trucks--North America and Europe account for greater than 60% of the global market. Four manufacturers dominate the global market. The Company believes that it is the third largest of these manufacturers (behind Volvo and Caterpillar), with approximately a 10% global market share.

        High Capacity Surface Mining Trucks--The high capacity surface mining truck industry includes three principal manufacturers: Caterpillar, Komatsu-Dresser and the Company. The Company believes that it is the third largest manufacturer with a global market share of approximately 13%.

Employees

As of December 31, 1997, the Company had approximately 2,950 employees. The Company considers its relations with its personnel to be good. Approximately 35% of the Company's employees are represented by labor unions which have entered into or are in the process of entering into various separate collective bargaining agreements with the Company. The Company experienced a labor strike at its parts distribution center in Southaven, Mississippi during the second quarter of 1995 which was settled in February 1997. The strike at Southaven had no appreciable effect on the conduct of business or financial results of that operation as a whole, although individual product line sales growth may have been hindered.

Patents, Licenses and Trademarks

Several of the trademarks and trade names of the Company, in particular the TEREX, LORAIN, UNIT RIG, MARK, P&H, PPM, SIMON, TELELECT, SQUARE SHOOTER and PAYHAULER trademarks, are important to the business of the Company. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renews them as required. The Company also protects its trademark, trade name and patent rights when circumstances warrant such action, including the initiation of legal proceedings, if necessary. P&H is a registered trademark of Harnischfeger Corporation which the Company has the right to use for certain products pursuant to a license agreement until 2011. Pursuant to the terms of the acquisition agreements for the Simon Access Companies, the Company has the right to use the SIMON name (which is a registered trademark of Simon Engineering plc) for certain products until April 7, 2000. CELLA is a trademark of Sergio Cella. EFFER is a trademark of Effer SpA. All other trademarks and tradenames referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

Environmental Considerations

The Company generates hazardous and non-hazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and non-hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis.

Seasonal Factors

The Company markets a large portion of its products in North America and Europe, and its sales of heavy equipment and cranes during the fourth quarter of each year to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year because of the normal winter slowdown of construction activity. However, sales of heavy equipment to the mining industry are generally less affected by such seasonal factors.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

Entity                   Facility Location           Type and Size of Facility

Terex
(Corporate Offices)......Westport, Connecticut(1)    Office;  14,898 sq.ft.

Terex
(Distribution Center)....Southaven, Mississippi(1)   Warehouse and light
                                                       manufacturing;
                                                       505,000 sq.ft.(2)

                                  Terex Lifting

Terex Lifting -
Waverly Operations.......Waverly, Iowa(3)            Office, manufacturing and
                                                       warehouse; 383,000 sq.ft.
Terex Lifting -
Conway Operations........Conway, South Carolina(1)   Office, manufacturing and
                                                       warehouse; 168,716 sq.ft.

PPM S.A..................Montceau-les-Mines,         Office, manufacturing and
                           France                      warehouse; 419,764 sq.ft.
P.P.M SpA................Crespellano, Italy          Office, manufacturing and
                                                       warehouse; 79,900 sq.ft.

PPM Europe Subsidiary....Dortmund, Germany (1)       Office and warehouse;
                                                       129,180 sq.ft.
PPM Europe Subsidiary....Rethel, France              Office, manufacturing and
                                                       warehouse; 215,300 sq.ft.

Telelect.................Huron, South Dakota         Manufacturing; 88,000 sq.ft

Telelect.................Watertown, South Dakota     Office, manufacturing and
                                                       warehouse; 222,450 sq.ft.

Cella....................Brescia, Italy (1)          Office and manufacturing;
                                                       64,000 sq.ft.

Aerials Limited..........Cork, Ireland (1)           Manufacturing; 80,000 sq.ft

PPM Europe Subsidiary....Hong Kong (1)               Office; 830 sq.ft.

Aerials  (Terex RO)......Olathe, Kansas              Office and manufacturing;
                                                       80,400 sq.ft.

Aerials  ................Milwaukee, Wisconsin        Office, manufacturing and
                                                       warehouse; 103,000 sq.ft.

Square Shooter...........Baraga, Michigan            Office, manufacturing and
                                                       warehouse; 41,152 sq.ft.

                                Terex Earthmoving

Unit Rig................ Tulsa, Oklahoma             Office, manufacturing and
                                                       warehouse; 375,587 sq.ft.
TEL......................Motherwell, Scotland        Office, manufacturing and
                                                       warehouse; 473,000 sq.ft.
Payhauler................Batavia, Illinois           Office, manufacturing and
                                                       warehouse; 112,000 sq.ft.
------------------------------
(1)  These facilities are either leased or subleased by the indicated entity.
(2)  Includes 239,400 sq. ft. of warehouse space currently leased to others.
(3) The Company also owns a 66,000 sq. ft. facility in Waterloo, Iowa which is currently leased to others.

Unit Rig also has 10 owned or leased locations for parts distribution and rebuilding of components, of which two are in the United States, two are in Canada and six are abroad.

Management believes that the properties listed above are suitable and adequate for the Company's use. The Company has determined that certain of its properties exceed its requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list.

Discontinued Operations

On November 27, 1996, the Company sold substantially all the assets and liabilities of its worldwide material handling business ("CMHC") for an aggregate cash purchase price, subject to adjustments, of $139.5 million (the "Clark Sale"). Prior to the disposition on November 27, 1996, CMHC consisted of Clark Material Handling Company and certain affiliated companies which were acquired by the Company in July 1992 from Clark Equipment Company. CMHC designed, manufactured and marketed a complete line of internal combustion and electric lift trucks, electric walkies and related components and replacement parts under the CLARK trademark.

Financial Information about Industry and Geographic Segments, Export Sales and Major Customers

Information regarding foreign and domestic operations, export sales, segment information and major customers is included in Note O -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

As described in Note M -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability and workers' compensation liability matters, which have arisen in the normal course of its operations and to which the Company is self-insured for up to $2.0 million per incident. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

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


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is listed on the NYSE under the symbol "TEX."

Quarterly Market Prices

The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                        1997                                   1996
         ---------------------------------     ---------------------------------
         Fourth    Third    Second   First     Fourth    Third   Second    First
         ------    -----    ------   -----     ------    -----   ------    -----
High... $ 25.19  $ 23.75  $ 19.50  $ 13.50    $ 10.13   $ 9.38   $ 9.25   $ 7.13

Low....   18.94    18.75    13.13     9.50       6.63     6.50     6.38     4.13

No dividends were declared or paid in 1996 or in 1997. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In order for the Company to pay dividends, the New Bank Credit Facility requires that the ratio of the Company's total debt to pro forma earnings before interest, taxes, depreciation and amortization for the immediately preceding four fiscal quarters be less than 3.85 to 1.0, and that the amount of dividends paid by the Company during the entire term of New Bank Credit Facility not exceed an aggregate of $25 million. The Company intends generally to retain earnings, if any, to fund the development and growth of its business. The Company does not plan on paying dividends on the Common Stock in the foreseeable future. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 23, 1998, there were 661 stockholders of record of the Company's Common Stock.

(b) On December 30, 1997, the Company issued 87,300 shares of Common Stock to Randolph W. Lenz in connection with the conversion of all of the shares of Series B Preferred Stock held by him. The issuance of the shares of Common Stock by the Company to Mr. Lenz was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company did not receive any cash proceeds from the issuance of the shares of Common Stock to Mr. Lenz.

ITEM 6. SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)

                                                                            As of or for the Year Ended December 31,
                                                                ------------------------------------------------------------
                                                                   1997        1996         1995         1994        1993
                                                                ----------  ----------   ----------   ----------  ----------
 Summary of Operations
   Net sales..................................................$   842.3   $    678.5  $    501.4    $    314.1  $   274.7
   Operating income (loss) from continuing operations.........     71.1          5.1        12.8          10.4       (8.2)
   Income (loss) from continuing operations before
     extraordinary items......................................     30.3        (54.3)      (32.1)          4.9      (40.7)
   Income (loss) from discontinued operations.................   ---           102.0         4.4          (3.7)     (24.3)
   Income (loss) before extraordinary items...................     30.3         47.7       (27.7)          1.2      (65.0)
   Net income (loss)..........................................     15.5         47.7       (35.2)          0.5      (66.5)
   Income (loss) applicable to common stock...................     10.7         24.8       (42.5)         (5.5)     (66.7)
   Per Common and Common Equivalent Share:
     Basic
       Income (loss) from continuing operations...............$    1.57   $     (6.54)$     (3.79)  $    (0.10) $    (4.11)
       Income (loss) from discontinued operations.............   ---             8.64        0.42        (0.36)      (2.44)
       Income (loss) before extraordinary items...............     1.57          2.10       (3.37)       (0.46)      (6.55)
       Net income (loss)......................................     0.66          2.10       (4.09)       (0.53)      (6.70)
     Diluted
       Income (loss) from continuing operations...............$    1.44   $     (5.81)$     (3.79)  $    (0.10) $    (4.11)
       Income (loss) from discontinued operations.............   ---             7.67        0.42        (0.36)      (2.44)
       Income (loss) before extraordinary items...............     1.44          1.86       (3.37)       (0.46)      (6.55)
       Net income (loss)......................................     0.60          1.86       (4.09)       (0.53)      (6.70)
 Working Capital
   Current assets.............................................$   426.5   $    390.2  $    312.0    $    278.1  $   257.3
   Current liabilities........................................    236.1        195.0       196.3         221.6      187.8
   Working capital............................................    190.4        195.2       115.7          56.5       69.5
 Property, Plant and Equipment
   Net property, plant and equipment..........................$    47.8   $     31.7  $     40.1    $     86.2  $    97.5
   Capital expenditures.......................................      9.9          8.1         5.2          12.7       11.5
   Depreciation...............................................      8.2          7.0         7.4          13.7       12.1
 Total Assets.................................................$   588.5   $    471.2  $    478.9    $    401.6  $   390.7
 Capitalization
   Long-term debt and notes payable, including current
     maturities...............................................$   300.1   $    281.3  $    329.9    $    190.9  $   218.0
   Minority interest, including redeemable preferred stock
      of a subsidiary.........................................      0.6         10.0         9.4         ---        ---
   Redeemable convertible preferred stock.....................   ---            46.2        24.6          17.3       10.5
   Stockholders' equity (deficit).............................     59.6        (71.7)      (96.9)        (55.7)     (62.3)
   Dividends per share of Common Stock........................$   ---     $    ---    $    ---      $    ---    $   ---
   Shares of Common Stock outstanding at year end.............     20.5         13.2        10.6          10.3       10.3
 Employees
   Continuing operations......................................    2,950        2,270       2,614         1,549       1,520
   Discontinued operations (Material Handling)................    ---          ---           986         1,302       1,410
     Total....................................................    2,950        2,270       3,600         2,851       2,930


The Selected Financial Data include the results of operations of the Simon Access Companies, Square Shooter and PPM from April 7, 1997, April 14, 1997 and May 9, 1995, respectively, the dates of their acquisitions. See Note C -- "Acquisitions" in the Notes to the Consolidated Financial Statements for further information. The Selected Financial Data for the years ended December 31, 1995 and 1996 include the results of operations of CMHC as discontinued operations. See Note B -- "Discontinued Operations" in the Notes to the Consolidated Financial statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company currently operates in two industry segments: Terex Lifting and Terex Earthmoving. The Company previously operated a third industry segment, the Material Handling segment, the results of which are now accounted for as Income from Discontinued Operations. The Terex Lifting segment results for periods prior to April 1997 consist of Terex Lifting - Waverly Operations, Terex Lifting
- Conway Operations and PPM Europe. Subsequent to that date, Terex Lifting' results also include the results of the Simon Access and Square Shooter businesses acquired in April of 1997. Terex Earthmoving consists of TEL and Unit Rig.

1997 Compared with 1996

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income (loss) from operations, and income (loss) from discontinued operations, by segment, for 1997 and 1996. The 1996 amounts include $30.0 million in special charges comprised of $18.3 million at Terex Lifting ($16.8 gross profit; $1.6 million engineering, selling and administrative expenses), $10.4 million at Terex Earthmoving (gross profit), and $1.2 million General/Corporate (engineering, selling and administrative expenses).

                                                  Year Ended December 31,    Increase
                                                  -----------------------
                                                     1997         1996      (Decrease)
                                                  -----------  ----------  ------------
                                                        (in millions of dollars)
NET SALES
  Terex Lifting.................................. $    548.0   $   363.9   $   184.1
  Terex Earthmoving..............................      288.4       314.9       (26.5)
  General/Corporate/Eliminations.................        5.9        (0.3)        6.2
                                                  ===========  ==========  ============
     Total....................................... $    842.3   $   678.5   $   163.8
                                                  ===========  ==========  ============

GROSS PROFIT
  Terex Lifting.................................. $     87.2  $     38.1   $    49.1
  Terex Earthmoving..............................       50.7        31.3        19.4
  General/Corporate/Eliminations.................        1.7        (0.2)        1.9
                                                  =========== ===========  ============
     Total....................................... $    139.6  $     69.2   $    70.4
                                                  =========== ===========  ============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
  Terex Lifting.................................. $     40.0  $     33.3   $     6.7
  Terex Earthmoving..............................       26.0        25.7         0.3
  General/Corporate..............................        2.5         5.1        (2.6)
                                                  =========== ===========  ============
     Total....................................... $     68.5  $     64.1   $     4.4
                                                  =========== ===========  ============

INCOME (LOSS) FROM OPERATIONS
  Terex Lifting.................................. $     47.2  $      4.8   $    42.4
  Terex Earthmoving..............................       24.7         5.6        19.1
  General/Corporate..............................       (0.8)       (5.3)        4.5
                                                  ----------- -----------  ------------
     Total....................................... $     71.1  $      5.1   $    66.0
                                                  =========== ============ ============

INCOME FROM DISCONTINUED OPERATIONS
                                                  $    ---    $    102.0   $  (102.0)
                                                  =========== ============ ============

Net Sales

Sales increased $163.8 million, or approximately 24.1%, to $842.3 million in 1997 from $678.5 million in 1996, primarily reflecting the Simon Access and Square Shooter Acquisitions in the second quarter of 1997.

Terex Lifting's sales were $548.0 million for 1997, an increase of $184.1 million, or 50.6%, from $363.9 million in 1996 which did not include the results of Simon Access and Square Shooter. Machine sales increased $168.7 million to $460.5 million in 1997. This increase in sales was due primarily to the inclusion of Simon Access and Square Shooter since their acquisition in April 1997. The increase in Terex Lifting's sales in 1997 as compared to 1996 was also attributable to an increase of $22.7 million in sales at Terex--Waverly Operations as compared to 1996. Parts sales increased $8.6 million to $72.9 million in 1997. Terex Lifting's bookings were $613.3 million for 1997, compared to $356.1 million for 1996, an increase of $257.2 million.

Terex Earthmoving's sales decreased $26.5 million in 1997 to $288.4 million. This decline in sales resulted from a decrease in sales of Unit Rig machines which was partially offset by sales increases in the other Terex Earthmoving businesses. Machine sales at Terex Earthmoving in 1997 decreased $22.2 million to $189.0 million from $211.2 million in 1996 of which approximately $33 million was attributable to a decrease in Unit Rig's machine sales partially offset by increased sales in Terex products primarily in North America. Sales of parts at Terex Earthmoving in 1997 increased $2.2 million to $96.2 million as compared to $94.0 million in 1996. The sales mix was approximately 33% parts in 1997 compared to approximately 29% parts in 1996. Terex Earthmoving's bookings for 1997 were $268.0 million, a decrease of $9.9 million, or 3.6%, from 1996.
Backlog decreased to $30.3 million at December 31, 1997 from $53.4 million in 1996 primarily as a result of the decrease in machine sales at Unit Rig.

Gross Profit

Gross profit for 1997 increased $70.4 million to $139.6 million. The increase in the gross profit was due to the addition of the Simon Access and Square Shooter businesses, general improvements at most operations and the effect of $27.1 million of non-recurring charges in 1996. The 1996 charges included a $16.8 million write down of goodwill and other long lived assets at Terex Lifting and $10.4 million of non-recurring charges recorded at Terex Earthmoving, primarily Unit Rig, in the fourth quarter of 1996. Gross profit as a percentage of net sales for 1997 increased to 16.6% as compared to 10.2% for 1996 as a result of the effect of the non-recurring charges in 1996. Excluding these $27.1 million charges in 1996, gross profit as a percentage of sales in 1997 increased to 16.6% from 14.2% in 1996.

Terex Lifting's gross profit increased $49.1 million to $87.2 million for 1997, compared to $38.1 million for 1996, reflecting the Simon Access and Square Shooter acquisitions. The gross profit percentage increased to 15.9% in 1997 as compared to 10.5% in 1996. Excluding the effect of the Simon Access and Square Shooter acquisitions and the 1996 impairment charge, Terex Lifting's gross profit in 1997 increased $3.6 million as compared to 1996.

Terex Earthmoving's gross profit increased $19.4 million to $50.7 million in 1997 compared to $31.3 million for 1996. Excluding the $10.4 million non-recurring charges in 1996 noted above, Terex Earthmoving's gross profit increased $9.0 million in 1997 as compared to 1996. Excluding the 1996 non-recurring charges, the gross profit percentage in 1997 increased to 17.6% from 13.2% in 1996 due to an increase in the proportion of higher margin parts sales as compared to machine sales, an increase in the gross margin for the Terex product line, primarily due to cost reduction initiatives, and a decrease in the percentage of Terex Earthmoving's sales in 1997 comprised of the lower margin Unit Rig machines.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses (which include the Company's research and development expenses) increased to $68.5 million in 1997 from $64.1 million for 1996, reflecting the effects of the acquisition of the Simon Access Companies and Square Shooter. However, engineering, selling and administrative expenses as a percentage of net sales decreased to 8.1% for 1997 from 9.4% for 1996. Terex Earthmoving's engineering, selling and administrative expenses increased $0.3 million to $26.0 million for 1997 due to increased selling efforts. Terex Lifting's engineering, selling and administrative expenses increased to $40.0 million for 1997 from $33.3 million for 1996, reflecting the acquisition of the Simon Access Companies and Square Shooter. Excluding the effect of the acquired companies, Terex Lifting engineering, selling and administrative expenses fell by almost 22% year over year. Unallocated corporate engineering, selling and administrative expenses decreased to $2.5 million in 1997 as compared to $5.1 million in 1996. See "Business--Research and Development" for a discussion of the Company's engineering expenses.

Income (Loss) from Operations

Terex Lifting's income from operations of $47.2 million for 1997 increased by $42.4 million over 1996, primarily due to the inclusion of the Simon Access and Square Shooter businesses ($14.3 million), the 1996 impairment charges, improved results at the European operations and continued strong performance by Terex Lifting--Waverly Operations.

Terex Earthmoving's income from operations increased by $19.1 million to $24.7 million for 1997 from $5.6 million in 1996, primarily due to improved profits at Unit Rig, higher gross margin percentages and the 1996 non-recurring charges mentioned above under "Gross Profit."

On a consolidated basis, the Company had operating income of $71.1 million for 1997, compared to operating income of $5.1 million for 1996, for the reasons mentioned above.

Interest Expense

Net interest expense decreased to $38.5 million for 1997 from $43.6 million in 1996 as a result of lower average debt levels and interest rates in 1997. A portion of the decrease was due to the $139.5 million of cash provided from the sale of the Company's Materials Handling Segment in November 1996, which allowed the Company to eliminate borrowings under its revolving credit facility prior to the acquisition of the Simon Access Companies on April 7, 1997. Furthermore, the proceeds from the issuance of the Common Stock in July 1997 were used to reduce the average balance borrowed under the then existing revolving credit facility, and then on September 4, 1997, the Company redeemed $83.3 million of the Senior Secured Notes.

Other Income (Expense)

The Company realized gains in 1996 of $3.3 million from the sale of excess property principally in Scotland and Italy. During 1996, the Company recorded a provision for income taxes of $12.1 million; in 1997, the Company recorded $0.7 million provision for income taxes. The 1996 provision for income taxes primarily relates to $11.3 million of tax expense recognized at PPM Europe in connection with its recapitalization which required the Company to utilize a net operating loss carryforward. The additional $0.8 million provision relates to taxes due on the sale of property in Europe.

Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment ("Clark") was $102.0 million for 1996. The income was primarily due to the gain realized on the Clark Sale of $84.5 million. Gross profit for 1996 (through the date of the Clark Sale) was $46.0 million.

Extraordinary Items

The Company recorded a charge of $2.6 million in 1997 to recognize a loss on the early extinguishment of debt in connection with its debt refinancing in April 1997. Additionally, the Company recorded a charge of $12.2 million to recognize a loss on the early extinguishment of debt in connection with the September 1997 redemption of $83.3 million of the Senior Secured Notes.


1996 Compared with 1995

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income (loss) from operations, and income (loss) from discontinued operations, by segment, for 1996 and 1995. The 1996 amounts include $30.0 million in special charges comprised of $18.3 million at Terex Lifting ($16.8 gross profit; $1.6 million engineering, selling and administrative expenses), $10.4 million at Terex Earthmoving (gross profit), and $1.2 million General/Corporate (engineering, selling and administrative expenses).


                                                   Year Ended December 31,    Increase
                                                  ------------ ------------
                                                      1996        1995       (Decrease)
                                                  ------------ ------------ ------------
                                                          (in millions of dollars)
NET SALES
  Terex Lifting.................................. $    363.9   $   252.3    $   111.6
  Terex Earthmoving..............................      314.9       250.3         64.6
  Eliminations...................................       (0.3)       (1.2)         0.9
                                                  ============ ============ ============
     Total....................................... $    678.5   $   501.4    $   177.1
                                                  ============ ============ ============

GROSS PROFIT
  Terex Lifting.................................. $     38.1   $    35.2    $     2.9
  Terex Earthmoving..............................       31.3        35.9         (4.6)
  Eliminations...................................       (0.2)       (0.7)         0.5
                                                  ============ ============ ============
     Total....................................... $     69.2   $    70.4    $    (1.2)
                                                  ============ ============ ============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
  Terex Lifting.................................. $     33.3   $    28.0    $     5.3
  Terex Earthmoving..............................       25.7        22.9          2.8
  General/Corporate..............................        5.1         6.7         (1.6)
                                                  ============ ============ ============
     Total....................................... $     64.1   $    57.6    $     6.5
                                                  ============ ============ ============

INCOME (LOSS) FROM OPERATIONS
  Terex Lifting.................................. $      4.8   $     7.2    $    (2.4)
  Terex Earthmoving..............................        5.6        13.0         (7.4)
  General/Corporate..............................       (5.3)       (7.4)         2.1
                                                  ------------ ------------ ------------
     Total....................................... $      5.1   $    12.8    $    (7.7)
                                                  ============ ============ ============

INCOME FROM DISCONTINUED OPERATIONS
                                                  $    102.0   $     4.4    $    97.6
                                                  ============ ============ ============


Net Sales

Sales increased $177.1 million, or approximately 35.3%, to $678.5 million in 1996 from $501.4 million in 1995, reflecting the PPM Acquisition in the second quarter of 1995.

Terex Lifting's sales were $363.9 million for 1996, an increase of $111.6 million, or 44.2%, from $252.3 million in 1995 which did not include PPM prior to the PPM Acquisition. Machine sales increased $94.9 million to $291.8 million in 1996. This increase in sales was due primarily to the inclusion of PPM Europe and Terex Lifting--Conway Operations for all of 1996, as compared to 1995 when the results of these operations were not included prior to May 9, 1995. The increase in Terex Lifting's sales in 1996 as compared to 1995 was also attributable to an increase of $34.3 million in sales at Terex--Waverly Operations as compared to 1995 and, to a lesser extent, to growth in sales at PPM Europe and Terex Lifting--Conway Operations during such period. Parts sales increased $11.4 million to $64.3 million in 1996. Terex Lifting's bookings were $356.1 million for 1996, compared to $236.7 million for 1995, an increase of $119.4 million.

Terex Earthmoving's sales increased $64.6 million in 1996 to $314.9 million. Machines sales increased 36.2% primarily due to increased presence in the Asian market and the United States rental market, and parts sales increased 8.5% in 1996. The sales mix was approximately 29% parts in 1996 compared to 34.6% parts in 1995. Terex Earthmoving's bookings for 1996 were $277.9 million, a decrease of $3.0 million, or 1.1%, from 1995. Backlog decreased to $53.4 million at December 31, 1996 from $88.8 million in 1995 as a result of a large order which was placed late in 1995. However, the average backlog increased slightly to $68.1 million for 1996 as compared to $57.0 million for 1995.

Gross Profit

Gross profit for 1996 decreased $1.2 million to $69.2 million. The decline in the gross profit was primarily due to the $16.8 million write down of goodwill and other long lived assets at Terex Lifting and $10.4 million of non-recurring charges recorded at Terex Earthmoving in the fourth quarter of 1996. These charges substantially offset the increased gross profit from increased net sales during 1996 as compared to 1995. Gross profit as a percentage of net sales for 1996 decreased to 10.2% as compared to 14.0% for 1995 as a result of the non-recurring charges. However, excluding these $27.1 million charges in 1996, gross profit as a percentage of sales increased to 14.2% and increased from $70.4 million to $96.3 million.

Terex Lifting's gross profit increased $2.9 million to $38.1 million for 1996, compared to $35.2 million for 1995, reflecting the PPM Acquisition, the effect of cost reduction actions put in place at PPM Europe and Terex Lifting--Conway Operations, and improved performance at Terex Lifting--Waverly Operations. These improvements were substantially offset by an impairment charge which resulted from a detailed analysis of future cash flows from operations primarily at Terex Lifting--Conway Operations facility. Excluding the impairment charge, Terex Lifting's gross profit in 1996 increased $19.7 million as compared to 1995 and the gross profit percentage increased to 15.1% as compared to 14.0% in 1995.

Terex Earthmoving's gross profit decreased $4.6 million to $31.3 million in 1996 compared to $35.9 million for 1995. Excluding the $10.4 million non-recurring charges noted above, Terex Earthmoving's gross profit increased $5.8 million in 1996 as compared to 1995. The $10.4 million non-recurring charges are comprised mainly of $8.6 million at Unit Rig for the reduction in value of the Unit Rig Tulsa facility due to changes in production methods, and $1.9 million of goodwill associated with TEL's acquisition of its UK distributor, Terex (UK) Limited, which was written off and recorded as an impairment charge in 1996. Exclusive of these non-recurring charges, the gross profit percentage in 1996 decreased to 13.2% from 14.3% in 1995 due to an increase in the proportion of machine sales as compared to parts sales. Parts sales have higher margins than machine sales.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses (which include the Company's research and development expenses) increased to $64.1 million in 1996 from $57.6 million for 1995, reflecting the effects of the PPM Acquisition. However, engineering, selling and administrative expenses as a percentage of net sales decreased to 9.4% for 1996 from 11.5% for 1995. Terex Earthmoving's engineering, selling and administrative expenses increased to $25.7 million for 1996 from $22.9 million for 1995 primarily due to costs associated with a new parts sales office and a new U.K. dealership. Terex Lifting's engineering, selling and administrative expenses increased to $33.3 million for 1996 from $28.0 million for 1995, reflecting the PPM Acquisition and non-recurring charges of $1.6 million. See "Business--Research and Development" for a discussion of the Company's engineering expenses.

Income (Loss) from Operations

Terex Lifting's income from operations of $4.8 million for 1996 decreased by $2.4 million over 1995, primarily due to the impairment charges at the Terex Lifting--Conway Operations facility, which were offset somewhat by the increased net sales and the effect of cost control initiatives implemented at all PPM operations since they were acquired by the Company, and continued strong performance by Terex Lifting--Waverly Operations.

Terex Earthmoving's income from operations decreased by $7.4 million to $5.6 million for 1996 from $13.0 million in 1995, primarily due to the non-recurring charges mentioned above under "Gross Profit." Excluding these charges, income from operations increased to $16.0 million.

On a consolidated basis, the Company had operating income of $5.1 million for 1996, compared to operating income of $12.8 million for 1995, for the reasons mentioned above.

Interest Expense

Net interest expense increased to $43.6 million for 1996 from $38.0 million in 1995 as a result of incremental borrowings associated with the PPM Acquisition.

Other Income (Expense)

The Company realized gains in 1996 of $3.3 million from the sale of excess property principally in Scotland and Italy. During 1996, the Company recorded a provision for income taxes of $12.1 million; in 1995, the Company recorded no provision for income taxes. The 1996 provision for income taxes primarily relates to $11.3 million of tax expense recognized at PPM Europe in connection with its recapitalization which required the Company to utilize a net operating loss carryforward. The additional $0.8 million provision relates to taxes due on the sale of property in Europe.

In 1995, the Company had a gain of $1.0 million from the sale of stock of a former subsidiary and recorded a charge of $0.5 million to recognize the impairment in value of certain properties held for sale.

Income (Loss) from Discontinued Operations

Income from discontinued operations in the Company's Material Handling Segment increased $97.6 million to $102.0 million for 1996 as compared to $4.4 million in 1995. The increased income was primarily due to the gain realized on the Clark Sale of $84.5 million. Gross profit for 1996 (through the date of the Clark Sale) increased $1.2 million to $46.0 million as compared to 1995 even though net sales decreased $124.2 million or 23%. Additionally, in 1995 the Clark Material Handling Segment recorded charges of $6.0 million related to severance costs, exit costs and the impairment in value of certain properties held for sale.

Extraordinary Items

The Company recorded a charge of $7.5 million in 1995 to recognize a loss on the early extinguishment of debt in connection with its debt refinancing in May 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt through debt refinancings, issuances of equity, asset sales, including the sale of business units, or any combination thereof. As part of its strategy the Company has consummated several transactions over the past 18 months which have strengthened its capital structure and significantly reduced its cost of funds.

On November 27, 1996, the Company completed the Clark Sale for an aggregate cash purchase price of approximately $139.5 million. Upon closing, the Company initially used the proceeds to pay down its then existing domestic credit facility. Then, on December 30, 1996, the Company called all of its issued and outstanding Series A Preferred Stock for redemption on January 29, 1997 (the "Series A Redemption Date"). The Series A Preferred Stock was accreting initially at a rate of 13% per annum, which was to increase to 18% per annum at the end of 1998. All 1,200,000 shares of the Series A Preferred Stock outstanding on the Series A Redemption Date were redeemed at a redemption price of $37.80 per share, or approximately $45.4 million in aggregate.

On July 28, 1997 and August 7, 1997, the Company issued an additional 5,000,000 shares and 700,000 shares, respectively, of its Common Stock in an underwritten public stock offering. The shares were issued at a price to the public of $19.50 per share. The net proceeds received by the Company were $104.6 million. A portion of the proceeds from the stock offering were initially used to reduce borrowings under the Company's then existing domestic revolving credit facility. On September 4, 1997, the Company used a portion of the proceeds from the stock offering to redeem $83.3 million of the Senior Secured Notes. The total funds paid at the redemption were $94.6 million ($83.3 million principal, $7.9 million redemption premium and $3.4 million accrued interest). As a result of the redemption of a portion of the Senior Secured Notes, the annual interest payments on the Senior Secured Notes decreased from $33.1 million to $22.1 million, a savings of $11.0 million per year.

In December 1997, two additional transactions were completed that further improved the Company's capital structure. On December 10, 1997, the Company eliminated all of the issued and outstanding shares of Series A Redeemable
Exchangeable Preferred Stock of its subsidiary, Terex Cranes, Inc. (the "Subsidiary Preferred Stock"), by merging Terex Cranes, Inc. with the Company and exchanging the Subsidiary Preferred Stock (originally issued in connection with the PPM Acquisition) into 705,969 shares of Common Stock of the Company. On December 30, 1997, all of the Company's issued and outstanding shares of Series B Cumulative Redeemable Convertible Preferred Stock, which was accreting initially at a rate of 13% per annum, and was to increase to 18% per annum at the end of 1998, were converted by the holder thereof into 87,300 shares of Common Stock of the Company.

On March 6, 1998, the Company consummated the New Bank Credit Facility, the refinancing of substantially all of its domestic and foreign revolving credit facilities, and the purchase or defeasance of all of the Company's outstanding Senior Secured Notes. The New Bank Credit Facility consists of the New Revolving Credit Facility aggregating up to $125 million and the Term Loan Facilities providing for loans in an aggregate principal amount of up to approximately $375 million. Borrowings under the Term Loan Facilities were used by the Company to
(i) finance the purchase of the $166.7 million of its then outstanding Senior Secured Notes and pay the premium and accrued interest in connection therewith and (ii) repay in full the outstanding indebtedness and related fees and expenses under certain of the Company's then existing credit facilities. In connection with these actions, the Company will incur an extraordinary loss of $38.4 million in the first quarter of 1998. Borrowings under the Term Loan Facilities will also be used to fund a portion of the aggregate consideration for the acquisition of O&K Mining. The New Revolving Credit Facility, which is currently undrawn, will be used for working capital and general corporate purposes.

On March 24, 1998, the Company entered into a Purchase Agreement to issue and sell $150 million aggregate principal amount of 8.875% Senior Subordinated Notes Due 2008 (the "New Senior Subordinated Notes"). The New Senior Subordinated Notes are being issued and sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, and the closing is expected to occur on March 31, 1998. The New Senior Subordinated Notes are unsecured and repayment is guaranteed on an unsecured basis by certain of the Company's domestic subsidiaries. The proceeds of the issuance and sale of the New Senior Subordinated Notes will be used to fund a portion of the aggregate consideration for the acquisition of O&K Mining and for general corporate purposes.

Net cash of $0.3 million was used by operating activities during 1997. $85.4 million was provided by operating results plus depreciation and amortization, and approximately $9.8 million was invested in working capital during the period to support the increase in business activity at Terex Lifting and TEL. The remaining effect on cash from operations for the period was due to the costs of financing. Net cash used in investing activities was $98.6 million during 1997, primarily related to the purchase of the Simon Access Companies and Baraga Products, Inc. Net cash provided by financing activities was $64.2 million during 1997. Cash was provided by the net proceeds from the public offering of common stock and additional borrowings primarily related to the purchase of the Simon Access Companies. Cash was used for the redemption of the Series A Preferred Stock and the redemption of a portion of the Senior Secured Notes. Cash and cash equivalents totaled $28.7 million at December 31, 1997.

Factors Affecting Future Liquidity

The Company's debt service obligations for 1998 include quarterly interest and principal payments on the Term Loan Facilities and variable periodic payments on the New Revolving Credit Facility and will include semi-annual interest payments due on the Senior Subordinated Notes issued in connection with the O&K Mining acquisition. Management believes that with cash generated from operations, together with borrowings under the New Revolving Credit Facility (which is currently undrawn), the Company has adequate liquidity to meet the Company's operating and debt service requirements for the foreseeable future.

The New Bank Credit Facility places certain limits on the Company's ability, among other things, to incur indebtedness and liens, pay dividends and make other payments, consummate mergers and asset acquisitions and sales, enter into related party transactions and make capital expenditures and investments. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 50 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Pound Sterling and the French Franc. Following
consummation of the O&K Mining acquisition, the Company will also conduct significant business in Deutsche Marks. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. Such foreign currency contracts have not historically been material in amount.

Because certain of the Company's obligations, including indebtedness under the New Bank Credit Facility, will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the ability of the Company to meet its debt service obligations. The Company has entered into interest protection arrangements with respect to approximately $220 million of the principal amount of its indebtedness under the New Bank Credit Facility fixing interest at various rates between 6.6% and 8.3%.

Contingencies and Uncertainties

The Internal Revenue Service (the "IRS") is currently examining the Company's Federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996, the Company was advised that the matter was being referred back to the audit division of the IRS. The IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 million plus penalties of approximately $12.8 million and interest through December 31, 1997 of approximately $94.5 million. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

If the Company were required to pay a significant portion of the assessment with related interest and penalties, such payment might exceed the Company's resources. In such event, the viability of the Company would be placed in jeopardy, and it is uncertain that the Company could, through financing or otherwise, obtain the funds required to pay such assessment, interest, and applicable penalties. Management believes, however, that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOLs. Based upon consultation with its tax advisors, management believes that the Company's position will prevail on the most significant issues. Accordingly, management believes that the outcome of the examination will not have a material adverse effect on its financial condition or results of operations, but may result in some reduction in the amount of the NOLs available to the Company. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties, and the ultimate outcome cannot be determined or estimated at this time. No reserves are being expensed to cover the potential liability.

As of December 31, 1997, the Company had federal NOLs of approximately $290.5 million. The Company would be subject to an annual limitation (described below) on its ability to utilize its NOLs to offset future taxable income if the Company undergoes an ownership change (an "Ownership Change") within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). Generally, an Ownership Change is deemed to occur if the aggregate cumulative increase in the percentage ownership of the capital stock of the Company (which generally includes for this purpose, but is not limited to, the common stock and certain options and warrants) by persons owning 5% or more of such capital stock and certain public groups (within the meaning of Section 382) is more than 50 percentage points in any three-year testing period. In the event of an Ownership Change, the Company's utilization of its NOLs would be limited to an annual amount (without extending the applicable 15-year carryforward period for NOLs) equal to the product of the fair market value of the Company immediately before such Ownership Change (as determined pursuant to Section 382, which may provide for certain reductions in value) multiplied by the long-term tax-exempt rate, which is an interest-indexed rate that is published monthly by the IRS and which is approximately 5.23% as of the date of this Annual Report. NOLs arising after the date that any Ownership Change occurs will be unaffected by such Ownership Change.

It is impossible for the Company to ensure that an Ownership Change will not occur in the future, in part because the Company has no ability to restrict the acquisition or disposition of the Company's capital stock by persons whose ownership could cause an Ownership Change. In addition, the Company may in the future take certain actions which, alone or coupled with other events, could give rise to an Ownership Change, if in the exercise of the business judgment of the Company such actions (which may include future issuances of equity securities) are necessary or desirable. If an Ownership Change were to occur, the NOL annual limitation under Section 382 could substantially reduce the Company's future after-tax earnings and cash flow.

In March 1994, the Securities and Exchange Commission (the "Commission") initiated a private investigation, which included the Company and certain of its present and former officers and affiliates, to determine whether violations of certain aspects of the Federal securities laws had occurred. To date, the inquiry of the Commission has primarily focused on accounting treatment and reporting matters relating to various transactions which took place in the late 1980s and early 1990s. The Company is cooperating with the Commission in its investigation. The Company has recently been advised by the Staff of the Commission that it has been authorized by the Commission to institute an administrative proceeding against the Company and certain of its present and former officers and affiliates. Based on information currently available to the Company, it is the Company's understanding that if a proceeding were to be brought, the Staff intends to seek an order to cease and desist violations of the Federal securities laws (without monetary penalties) based on claims relating to accounting treatment and reporting matters with respect to the Company's financial statements for the years ended December 31, 1990 and 1991, as well as the Company's Proxy Statement covering the 1992 fiscal year. It is not possible at this time to determine the outcome of the Commission's investigation.

During 1997, in connection with the Commission's investigation, the Company incurred $0.2 million of legal fees and expenses on behalf of the Company, directors and executives of the Company, and KCS. In general, under the Company's by-laws, the Company is obligated to indemnify officers and directors for all liabilities arising in the course of their duties on behalf of the Company. To date, no officer or director has had legal representation separate from the Company's legal representation, and no allocation of the legal fees for such representation has been made.

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

The Company generates hazardous and non-hazardous wastes in the normal course of its manufacturing operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations, including CERCLA, that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and non-hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis. The Company does not expect that these expenditures will have a material adverse effect on its financial condition or results of operations.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainties. In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others, the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the success of the integration of acquired businesses; the retention of key management; foreign currency fluctuations; pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; continued use of net operating loss carryovers and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 1997 and 1996 are as follows (in millions, except per share amounts):

                                                                 1997                                  1996
                                               ------------------------------------- -------------------------------------
                                                 Fourth    Third    Second   First     Fourth   Third     Second   First
                                               ------------------------------------- -------------------------------------
Net sales.................................... $  219.7  $  214.1  $ 232.2  $ 176.3   $ 156.8  $ 165.7   $ 182.8  $ 173.2
Gross profit.................................     36.8      37.0     38.3     27.5      (4.9)    23.7      27.0     23.4
Income (loss) from continuing operations
  before extraordinary items.................     10.0       8.7      7.7      3.9     (46.5)    (3.4)     (1.7)    (2.7)
Income (loss) from discontinued operations...    ---       ---      ---      ---        87.8      4.8       6.2      3.2
Income (loss) before  extraordinary items....     10.0       8.7      7.7      3.9      41.3      1.4       4.5      0.5
Net income (loss)............................     10.0      (3.5)     5.1      3.9      41.3      1.4       4.5      0.5
Income (loss) applicable to common stock.....      6.4      (3.9)     4.7      3.5      24.4     (0.9)      2.6     (1.4)
Per share:
  Basic
    Income (loss) before extraordinary items. $    0.32 $    0.47  $  0.35 $  0.26   $   1.85 $  (0.07) $   0.19 $  (0.13)
    Net income (loss)........................      0.32     (0.21)    0.33    0.26       1.85    (0.07)     0.19    (0.13)
  Diluted
    Income (loss) before extraordinary items. $    0.30 $    0.43  $  0.48 $  0.24   $   1.71 $  (0.06) $   0.18 $  (0.13)
    Net income (loss)........................      0.30     (0.20)    0.31    0.24       1.71    (0.06)     0.18    (0.13)


The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

The results of the Company's Material Handling Segment have been accounted for as discontinued operations for all periods presented. See Item 1. - Business.

In 1997, the Company recognized an extraordinary loss on the early extinguishment of debt -- $2.6 million in connection with the refinancing of its then existing revolving credit in the second quarter and $12.2 million in connection with the redemption of $83.3 million of its Senior Secured Notes in the third quarter.

In 1996, the Company recognized a gain of $2.4 million in the first quarter from the sale of excess property in Scotland. In 1996 Income (loss) from discontinued operations includes the gain, net of income taxes, of $84.5 million on the sale of CMHC in the fourth quarter. In the fourth quarter of 1996 the Company recorded special charges of $45.1 million, including impairment charges of $18.7 million (see Note D -- "Impairment of Long Lived Assets and Other Special Charges"), a reduction in the value of certain assets of $8.6 million, $2.0 million related to pre-purchase tax contingencies at PPM, $3.0 million of other one time accruals, and income tax expense of $12.1 million (see Note I -- "Income Taxes"). Net income (loss) has been reduced by Preferred Stock accretion for purposes of calculating earnings per share amounts. See Note J -- "Preferred Stock" in the Notes to the Company's Consolidated Financial Statements. In the fourth quarter of 1996 preferred stock accretion was $16.9 million, which included $14.5 of additional accretion due to the redemption of the Series A Preferred Stock on January 29, 1997.


ITEM 9. CHANGES  IN  AND   DISAGREEMENTS   WITH   ACCOUNTANTS  ON  ACCOUNTING
        AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10 through 13 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See  "Index  to  Consolidated   Financial  Statements  and  Financial  Statement
Schedule" on Page F-1.

    (3) Exhibits

See "Index to Exhibits" on Page E-1.

(b)  Reports on Form 8-K

A report on form 8-K dated December 8, 1997 was filed December 8, 1997 reporting that the Company had entered into an underwriting agreement with Credit Suisse First Boston Corporation (the "Underwriter") and Legris Industries S.A. and Potain S.A. (collectively, the "Selling Shareholders"), providing for the purchase by the Underwriter from the Selling Stockholders of 705,969 shares of the Company's Common Stock.

A report on Form 8-K dated December 15, 1997 was filed December 29, 1997 reporting the Company's announcement of an agreement to acquire the shares of O&K Mining GmbH.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                     March 27, 1998
    ----------------------------------
     Ronald M. DeFeo,
     Chairman, Chief Executive Officer
     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                         Title                            Date

/s/  Ronald M. DeFeo       Chairman, Chief Executive Officer,     March 27, 1998
----------------------       and Director
     Ronald M. DeFeo       (Principal Executive Officer)

/s/  David J. Langevin     Executive Vice President               March 27, 1998
----------------------     (Acting Principal Financial Officer)
     David J. Langevin

/s/  Joseph F. Apuzzo      Vice President Finance and Controller  March 27, 1998
----------------------     (Principal Accounting Officer)
     Joseph F. Apuzzo

/s/  G. Chris Andersen     Director                               March 27, 1998
----------------------
     G. Chris Andersen

/s/  William H. Fike       Director                               March 27, 1998
----------------------
     William H. Fike

/s/  Bruce I. Raben        Director                               March 27, 1998
----------------------
     Bruce I. Raben

/s/  Marvin B. Rosenberg   Director                               March 27, 1998
------------------------
     Marvin B. Rosenberg

/s/  David A. Sachs        Director                               March 27, 1998
------------------------
     David A. Sachs

/s/  Adam E. Wolf          Director                               March 27, 1998
------------------------
     Adam E. Wolf

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                       TEREX CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                         Page
                                TEREX CORPORATION
            CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997
                    AND 1996 AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 1997

 Report of independent accountants.......................................F - 2
 Consolidated statement of operations ...................................F - 3
 Consolidated balance sheet..............................................F - 4
 Consolidated statement of changes in stockholders' equity (deficit).....F - 5
 Consolidated statement of cash flows....................................F - 6
 Notes to consolidated financial statements..............................F - 7


FINANCIAL STATEMENT SCHEDULES

 Schedule II -- Valuation and Qualifying Accounts and Reserves...........F - 28
 Schedule IV -- Indebtedness of and to Related Parties -- Not Current....F - 29


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the Terex Corporation consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Stamford, Connecticut
March 6, 1998

                                      F-3

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in millions except per share amounts)

                                                                Year Ended December 31,
                                                         ------------------------------------
                                                             1997        1996        1995
                                                         ----------- ----------- ------------
NET SALES............................................... $   842.3   $    678.5  $   501.4

COST OF GOODS SOLD......................................     702.7        609.3      431.0
                                                         ----------- ----------- ------------

   Gross Profit.........................................     139.6         69.2       70.4

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES........      68.5         64.1       57.6
                                                         ----------- ----------- ------------

   Income from operations...............................      71.1          5.1       12.8

OTHER INCOME (EXPENSE)
   Interest income......................................       0.9          1.2        0.7
   Interest expense.....................................     (39.4)       (44.8)     (38.7)
   Amortization of debt issuance costs..................      (2.6)        (2.6)      (2.3)
   Other income (expense) - net.........................       1.0         (1.1)      (4.6)
                                                         ----------- ----------- ------------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND EXTRAORDINARY ITEMS...............      31.0        (42.2)     (32.1)

PROVISION FOR INCOME TAXES..............................      (0.7)       (12.1)     ---
                                                         ----------- ----------- ------------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS..................................      30.3        (54.3)     (32.1)

INCOME FROM DISCONTINUED OPERATIONS
  (net of tax expense of  $2.6, in 1996.................     ---          102.0        4.4
                                                         ----------- ----------- ------------

  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS..............      30.3         47.7      (27.7)

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT................     (14.8)       ---         (7.5)
                                                         ----------- ----------- ------------

   NET INCOME (LOSS)....................................      15.5         47.7      (35.2)

LESS PREFERRED STOCK ACCRETION..........................      (4.8)       (22.9)      (7.3)
                                                         ----------- ----------- ------------

   INCOME (LOSS) APPLICABLE TO COMMON STOCK............. $    10.7   $     24.8  $   (42.5)
                                                         =========== =========== ============

PER COMMON AND COMMON EQUIVALENT SHARE:
  Basic
      Income (loss) from continuing operations.......... $   1.57    $   (6.54)  $    (3.79)
      Income from discontinued operations...............   ---            8.64         0.42
                                                         ----------- ----------- ------------
         Income (loss) before extraordinary items.......     1.57         2.10        (3.37)
      Extraordinary loss on retirement of debt..........    (0.91)        ---         (0.72)
                                                         =========== =========== ============

     Net income (loss).................................. $   0.66    $    2.10   $   (4.09)
                                                         =========== =========== ============
  Diluted
      Income (loss) from continuing operations.......... $   1.44    $   (5.81)  $    (3.79)
      Income from discontinued operations...............   ---            7.67         0.42
                                                         ---------- ------------ -----------
          Income (loss) before extraordinary items......     1.44         1.86        (3.37)
      Extraordinary loss on retirement of debt..........    (0.84)        ---         (0.72)
                                                         ----------- ----------- ------------

      Net income (loss)................................. $   0.60    $    1.86   $    (4.09)
                                                         =========== =========== ============

AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
     OUTSTANDING IN PER SHARE CALCULATION:
        Basic...........................................      16.2         11.8       10.4
        Diluted.........................................      17.7         13.3       10.4

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)

                                                                                                   December 31,
                                                                                            ------------------------
                                                                                                1997        1996
                                                                                            ----------- ------------
CURRENT ASSETS
   Cash and cash equivalents............................................................. $     28.7    $     72.0
   Trade receivables (less allowance of $4.5 in 1997 and $7.0 in 1996)...................      139.3         110.3
   Net inventories.......................................................................      232.1         190.6
   Other current assets..................................................................       26.4          17.3
                                                                                          ------------- -----------
                      Total Current Assets...............................................      426.5         390.2

LONG-TERM ASSETS
   Property, plant and equipment - net...................................................       47.8          31.7
   Goodwill - net........................................................................       88.4          32.4
   Other assets - net....................................................................       25.8          16.9
                                                                                          ------------- -----------

TOTAL ASSETS............................................................................. $    588.5    $    471.2
                                                                                          ============= ===========

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt................................... $     26.6    $     19.2
   Trade accounts payable................................................................      138.1         104.4
   Accrued compensation and benefits.....................................................       16.4          15.8
   Accrued warranties and product liability..............................................       25.3          19.4
   Other current liabilities.............................................................       29.7          36.2
                                                                                          ------------- -----------
                     Total Current Liabilities...........................................      236.1         195.0

NON CURRENT LIABILITIES
   Long-term debt, less current portion..................................................      273.5         262.1
   Other.................................................................................       18.7          29.6

MINORITY INTEREST, INCLUDING REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY
   Liquidation preference $0 in 1997 and $21.4 in 1996...................................        0.6          10.0

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Liquidation preference $0 in 1997 and $46.2 in 1996...................................      ---            46.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Warrants to purchase common stock.....................................................        0.8           3.2
   Equity rights..........................................................................       3.2        ---
   Common Stock, $0.01 par value --
      authorized 30.0 shares; issued and outstanding 20.5 in 1997 and 13.2 in 1996.......        0.2           0.1
   Additional paid-in capital............................................................      178.7          55.8
   Accumulated deficit...................................................................     (115.4)       (126.1)
   Pension liability adjustment..........................................................       (1.8)         (2.0)
   Cumulative translation adjustment.....................................................       (6.1)         (2.7)
                                                                                          ------------- -----------
                   Total Stockholders' Equity (Deficit)..................................       59.6         (71.7)
                                                                                          ------------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)..................................... $    588.5    $    471.2
                                                                                          ============= ===========

   The accompanying notes are an integral part of these financial statements.





                       TEREX CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                  (in millions)


                                                                                            Unrealized
                                                           Additional  Accumu-    Pension    Holding  Cumulative
                                        Equity   Common     Paid-in      lated    Liability  Gain      Translation
                            Warrants    Rights    Stock     Capital    Deficit  Adjustment   (Loss)   Adjustment   Total
                           ---------- --------- --------- ----------- --------- ----------- --------- ----------- --------
BALANCE AT DECEMBER 31,
   1994....................$    17.6  $   ---    $     0.1  $    40.1 $   (108.4)$    (1.8)$     1.8 $    (5.1) $   (55.7)
  Conversion of Warrants...     (0.4)     ---        ---          0.4      ---       ---       ---       ---        ---
  Net loss.................    ---        ---        ---        ---        (35.2)    ---       ---       ---        (35.2)
  Accretion of carrying
   value of redeemable
   preferred stock to
   redemption value........    ---        ---        ---        ---        (7.3)     ---       ---       ---         (7.3)
  Pension liability
   adjustment..............    ---        ---        ---        ---        ---        (0.9)    ---       ---         (0.9)
  Unrealized holding loss
   on equity securities....    ---        ---        ---        ---        ---       ---        (0.8)    ---         (0.8)
  Translation adjustment...    ---        ---        ---        ---        ---       ---       ---         3.0        3.0
                           ---------- ---------- ---------- --------- ---------- --------- ---------- ---------- ---------

BALANCE AT DECEMBER 31,
   1995....................     17.2      ---          0.1       40.5    (150.9)      (2.7)      1.0      (2.1)     (96.9)
  Conversion of Warrants...    (14.0)     ---        ---         14.0      ---       ---       ---       ---        ---
  Issuance of common stock.    ---        ---        ---          1.3      ---       ---       ---       ---          1.3
  Net income...............    ---        ---        ---        ---        47.7      ---       ---       ---         47.7
  Accretion of carrying
   value of redeemable
   preferred stock to          ---        ---        ---        ---        (22.9)    ---       ---       ---        (22.9)
   redemption value........
  Pension liability            ---        ---        ---        ---        ---         0.7     ---       ---          0.7
   adjustment..............
  Unrealized holding loss
   on equity securities....    ---        ---        ---        ---        ---       ---        (1.0)    ---         (1.0)
  Translation adjustment...    ---        ---        ---        ---        ---       ---       ---        (0.6)      (0.6)
                           ---------- ---------- ---------- ---------- --------- --------- ---------- ---------- ---------

BALANCE AT DECEMBER 31,
   1996....................      3.2      ---          0.1       55.8     (126.1)     (2.0)    ---        (2.7)     (71.7)
  Conversion of Warrants...     (2.4)     ---        ---          2.4      ---       ---       ---       ---        ---
  Issuance of Common Stock.    ---        ---          0.1      106.1      ---       ---       ---       ---        106.2
  Net income...............    ---        ---        ---        ---         15.5     ---       ---       ---         15.5
  Accretion of carrying
   value of redeemable
   preferred stock to
   redemption value........    ---        ---        ---        ---         (4.8)    ---       ---       ---         (4.8)
  Reclassification of
   equity rights from
   non-current liabilities.    ---          3.2      ---        ---        ---       ---       ---       ---          3.2
  Exchange of Preferred
   Stock of a subsidiary
   for common stock........    ---        ---        ---         13.4      ---       ---       ---       ---         13.4
  Conversion of Series B
   preferred stock.........    ---        ---        ---          1.0      ---       ---       ---       ---          1.0
  Pension liability
   adjustment..............    ---        ---        ---        ---        ---         0.2     ---       ---          0.2
  Translation adjustment...    ---        ---        ---        ---        ---       ---       ---         3.4       (3.4)
                           ---------- ---------- ---------- ----------- --------  ---------- --------- ---------- --------
BALANCE AT DECEMBER 31,
   1997....................$     0.8  $     3.2  $     0.2  $   178.7 $  (115.4) $   (1.8) $   ---   $    (6.1)  $    59.6
                           ========== ========== ========== ========== ========= ========= ========= =========== =========


   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                              Year Ended December 31,
                                                                    ------------------------------------------
                                                                        1997            1996          1995
                                                                    ------------- ------------- --------------

OPERATING ACTIVITIES
Net Income (Loss)...................................................$   15.5      $     47.7    $    (35.2)
Adjustments to reconcile net income (loss) to cash used
  in operating activities:
   Depreciation ....................................................     8.2             7.0           7.4
   Amortization ....................................................     6.1             6.7           5.5
   Extraordinary loss on retirement of debt.........................    14.8           ---             7.5
   Gain on sale of discontinued operations..........................   ---             (84.5)        ---
   Impairment charges and asset writedowns..........................   ---              33.8         ---
   Deferred taxes...................................................   ---              11.3         ---
   Other............................................................     0.1            (2.9)         (0.9)
   Changes in operating assets and liabilities
     (net of effects of acquisitions):
       Trade receivables............................................    (4.8)          (23.7)          7.0
       Net inventories..............................................   (11.5)          (12.7)         (7.9)
       Net assets of discontinued operations........................   ---              (5.4)          2.0
       Trade accounts payable.......................................     6.5             4.9          (2.3)
       Accrued compensation and benefits............................    (2.6)            3.3           5.6
       Other, net...................................................   (32.6)           (3.1)        (17.3)
                                                                    ------------- ------------- -------------
         Net cash used in operating activities......................    (0.3)          (17.6)        (28.6)
                                                                    ------------- ------------- -------------

INVESTING ACTIVITIES
   Net proceeds from sale of discontinued operations ...............   ---             137.2         ---
   Acquisition of businesses, net of cash acquired..................   (97.2)          ---           (92.4)
   Capital expenditures.............................................    (9.9)           (8.1)         (5.2)
   Proceeds from sale of excess assets..............................     8.5             6.5           3.3
   Other............................................................   ---               0.1           0.2
                                                                    ------------- ------------- -------------
         Net cash provided by (used in) investing activities........   (98.6)          135.7         (94.1)
                                                                    ------------- ------------- -------------

FINANCING ACTIVITIES
   Redemption of preferred stock....................................   (45.4)          ---           ---
   Issuance of common stock.........................................   104.6           ---           ---
   Net borrowings (repayments) under revolving line of credit
     agreements.....................................................    99.7           (55.0)         35.9
   Principal repayments of long-term debt...........................   (83.7)           (1.0)       (153.9)
   Proceeds from issuance of long-term debt, net of issuance costs..   ---             ---           239.8
   Other............................................................   (11.0)            5.6         ---
                                                                    ------------- ------------- -------------
         Net cash provided by (used in) financing activities........    64.2           (50.4)        121.8
                                                                    ------------- ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........    (8.6)           (2.7)         (0.3)
                                                                    ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................   (43.3)           65.0          (1.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................    72.0             7.0           8.2
                                                                    ============= ============= =============

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................$   28.7      $     72.0    $      7.0
                                                                    ============= ============= =============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As set forth in Note B below, the Company sold its Clark Material Handling business on November 27, 1996. The sale resulted in a gain of $84.5. The Clark Material Handling business is accounted for as a discontinued operation in the consolidated statement of operations for the years ended December 31, 1996 and 1995.

Generally accepted accounting principles permit, but do not require, the allocation of interest expense between continuing and discontinued operations. Because the methods allowed under generally accepted accounting principles for calculating interest expense to be allocated to discontinued operations are not necessarily indicative of the use of proceeds from the sale of the Clark Material Handling business by the Company, and the effect on interest expense of the continuing operations of the Company, the Company has elected not to allocate interest expense to discontinued operations. The results of this election is that loss from continuing operations includes substantially all of the interest expense of the Company, and income from discontinued operations does not include any material interest expense.

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

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to expense at the time of retirement. Debt issuance costs before amortization totaled $12.6 and $16.9 at December 31, 1997 and 1996, respectively. During 1997, 1996 and 1995, the Company amortized $2.6, $2.6 and $2.3, respectively, of capitalized debt issuance costs; in addition, $4.1 and $7.5 of such costs were charged to extraordinary loss on retirement of debt in 1997 and 1995, respectively.

Intangible Assets. Intangible assets include purchased patents and trademarks. Costs allocated to patents, trademarks and other specifically identifiable assets arising from business combinations are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $8.9 and $5.6 at December 31, 1997 and 1996, respectively.

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

Impairment of Long Lived Assets. The Company's policy is to assess the realizability of its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset. (See Note D -- "Impairment of Long Lived Assets and Other Special Charges.")

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

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Equity (Deficit). Gains or losses resulting from foreign currency transactions are included in Other income (expense) -- net.

Foreign Exchange Contracts. The Company uses foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1997 and 1996 the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $13.8 and $29.4, respectively, fair value of which approximates their carrying value.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1997 and 1996.

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

Earnings Per Share. Effective with the fourth quarter of 1997, Terex implemented SFAS No. 128 "Earnings per Share", which establishes new standards for computing and presenting earnings per share and requires the disclosure of basic and diluted amounts. Earnings per share amounts for all prior periods have been restated. Basic earnings per share is computed by dividing net income for the period by the weighted average number of Terex common shares outstanding. Diluted earnings per share, which is consistent with the Company's previously disclosed amounts, is computed by dividing net income for the period by the weighted average number of Terex common shares outstanding and dilutive common stock equivalents.


NOTE B -- DISCONTINUED OPERATIONS

The Company sold its worldwide  Clark  Material  Handling  business  ("CMHC") on
November 27, 1996 for $139.5 in cash. The sale resulted in a $84.5 gain net of $2.6 of income taxes. CMHC comprised the Company's Material Handling Segment. The accompanying Consolidated Statement of Operations for the years ended December 31, 1996 and 1995 include the results of CMHC in "Income from Discontinued Operations." Please refer to Note A - Basis of Presentation for a discussion of allocation of interest expense. Summary operating results of discontinued operations are as follows:

                                                    Year Ended
                                                    December 31,
                                             -------------------------
                                                1996          1995
                                             -----------   -----------
Net sales................................... $  404.6      $   528.8
Income before income taxes..................     17.5            4.4
Provision for income taxes..................    ---            ---

Income from operations of discontinued
  operations................................ $   17.5      $     4.4

Gain on sale of discontinued operations.....     84.5          ---
                                             ===========   ===========
Income from discontinued operations......... $  102.0      $     4.4
                                             ===========   ===========



NOTE C -- ACQUISITIONS

Simon Access and Baraga - On April 7, 1997, the Company completed the purchase of the industrial businesses of Simon Access division ("Simon Access") of Simon Engineering plc for $90 in cash, subject to adjustment. Simon Access consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. Simon Access products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to utility companies as well as to customers in the industrial and construction markets. Specifically, the Company acquired 100% of the outstanding common stock of (i) Simon-Telelect Inc. (now named Terex-Telelect, Inc.), a Delaware corporation, (ii) Simon Aerials, Inc. (now named Terex Aerials, Inc.), a Wisconsin corporation, (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong,
(iv) Simon-Cella,  S.r.l., a company  incorporated  under the laws of Italy, and
(v) Simon Aerials Limited (now named Terex Aerials Limited), a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Company Limited, a limited liability stock company organized under the laws of Japan. Not included in the businesses acquired were Simon Access' fire fighting equipment business. The Company obtained the funds necessary to complete the transaction from its cash on hand and borrowings under a new revolving credit facility. (See Note G - "Long-Term Obligations").

On April 14, 1997 the Company completed the purchase of Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. (collectively, "Baraga", or the "Square Shooter Business"). Baraga manufactures rough terrain telescopic boom forklifts.

The Simon Access and Baraga (the "Acquired Businesses") acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $54.5) is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets and liabilities acquired in the Simon Access and Baraga businesses are summarized as follows:

Accounts receivable..................................$      23.1
Inventories..........................................       38.8
Other current assets.................................        0.9
Property, plant and equipment........................       21.1
Goodwill.............................................       54.5
Other assets.........................................       11.8
Accounts payable and other current liabilities.......      (42.1)
Long-term debt.......................................       (4.9)
Other non-current liabilities........................       (4.5)
                                                     ---------------
                                                     $      98.7
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

                                                     Unaudited Pro Forma
                                                     for the Year Ended
                                                          December 31,
                                                  -------------------------
                                                      1997          1996
                                                  -----------   -----------
Net sales.........................................$  893.3      $   887.1
Income from operations............................    71.4           20.2
Income (loss) before discontinued operations
  and extraordinary items.........................    29.2          (45.3)
Income (loss) before discontinued operations
   and extraordinary items, per share
      Basic.......................................$   1.80      $   (3.84)
      Diluted.....................................    1.65          (3.41)


The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

PPM - On May 9, 1995, the Company, through Terex Cranes, Inc., a wholly owned subsidiary of the Company ("Terex Cranes, Inc."), completed the acquisition (the "PPM Acquisition") of substantially all of the shares of P.P.M. S.A. ("PPM Europe"), from Potain S.A., and all of the capital stock of Legris Industries, Inc., which owns 92.4% of the capital stock of PPM Cranes, Inc. ("PPM North America;" and PPM North America together with PPM Europe collectively referred to as "PPM") from Legris Industries S.A. PPM designs, manufactures and markets mobile cranes and container stackers primarily in North America and Western
Europe under the brand names of PPM, P&H (trademark of Harnischfeger Corporation) and BENDINI. Concurrently with the completion of the PPM Acquisition, the Company contributed the assets (subject to liabilities) of its Koehring Cranes and Excavators and Marklift division to Terex Cranes. The former division now operates as Koehring Cranes, Inc., a wholly owned subsidiary of Terex Cranes Inc. ("Koehring").

The purchase price of PPM, including acquisition costs, was approximately $104.5. Approximately $92.6 of the purchase price was paid in cash, including the repayment of certain indebtedness of PPM required to be repaid in connection with the acquisition. The remainder of the purchase price consisted of the issuance of redeemable preferred stock of Terex Cranes having an aggregate liquidation preference of approximately $21.4, subject to adjustment. On December 10, 1997, the Company issued 706.0 thousand shares of Terex Common Stock in exchange for the outstanding preferred stock of Terex Cranes. At the time of the exchange Terex recorded an additional $3.2 preferred stock accretion to reflect the difference between the fair market value of the Common Stock issued and the carrying value of the Terex Cranes preferred stock.

The PPM Acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired is being amortized on a straight-line basis over 15 years. The estimated fair values of assets and liabilities acquired in the PPM Acquisition were:

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

                                                    Unaudited Pro
                                               Forma for the Year Ended
                                                  December 31, 1995
                                               -----------------------

Net sales......................................   $   566.3
Income (loss) from operations..................        (3.7)
Loss before discontinued operations and
    extraordinary items........................       (53.0)
Loss before discountinued operations and
    extraordinary items, per share:
        Basic..................................   $   (5.89)
        Diluted................................       (5.89)


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

NOTE E -- INVENTORIES

Inventories consist of the following:

                                                December 31,
                                         -------------------------
                                            1997          1996
                                         -----------   -----------
Finished equipment.....................  $     54.1    $     46.5
Replacement parts......................        82.8          68.0
Work-in-process........................        22.4          19.8
Raw materials and supplies.............        72.8          56.3
                                         -----------   -----------
  Net inventories......................  $    232.1    $    190.6
                                         ===========   ===========


NOTE F -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                        December 31,
                                                   -----------------------
                                                       1997        1996
                                                   ----------- ------------
Property.........................................  $    13.6   $     0.2
Plant............................................       43.8        14.0
Equipment........................................       25.6        51.2
                                                   ----------- ------------
                                                        83.0        65.4
Less:  Accumulated depreciation..................      (35.2)      (33.7)
                                                   =========== ============
  Net property, plant and equipment..............  $    47.8   $    31.7
                                                   =========== ============


NOTE G -- LONG-TERM OBLIGATIONS

See Note P -- "Subsequent Events" for a discussion regarding the refinancing of substantially all of the Company's debt in the first quarter of 1998. Long-term debt is summarized as follows:

                                                             December 31,
                                                      ------------------------
                                                          1997         1996
                                                      -----------  -----------
13.25% Senior Secured Notes due May 15, 2002
    ("Senior Secured Notes")........................  $    165.1   $    247.3
Credit Facility maturing April 7, 2000..............        94.9       ---
Note payable........................................         4.7          5.0
Capital lease obligations...........................        12.1         14.7
Other...............................................        23.3         14.3
                                                      ------------ -----------
  Total long-term debt..............................       300.1        281.3
  Current portion of long-term debt.................        26.6         19.2
                                                      ------------ -----------
  Long-term debt, less current portion..............  $    273.5   $    262.1
                                                      ============ ===========


The Senior Secured Notes

On May 9, 1995, the Company issued $250 of 13.25% Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with the PPM Acquisition and a refinancing of 13.0% Senior Secured Notes due August 1, 1996 ("Old Senior Secured Notes"), and 13.5% Secured Senior Subordinated Notes due July 1, 1997 ("Subordinated Notes"). Except in the event of certain asset sales, there are no principal repayment or sinking fund requirements prior to maturity. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year to holders of record on the immediately preceding May 1 and November 1, respectively. The Notes bear interest at 13.25% per annum. Prior to the consummation of an exchange offer on November 5, 1996, the interest rate on the Notes was 13.75% per annum. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Senior Secured Notes are senior obligations of the Company, pari passu in right of payment with all existing and future senior indebtedness and senior to all subordinated indebtedness. Repayment of the Senior Secured Notes is guaranteed by certain domestic subsidiaries of the Company (the "Guarantors"). The Senior Secured Notes are secured by a first priority security interest on substantially all of the assets of the Company and the Guarantors, other than cash and cash equivalents, except that as to accounts receivable and inventory and proceeds thereof, and certain related rights, such security shall be subordinated to liens securing obligations outstanding under any working capital or revolving credit facility secured by such accounts receivable and inventory, including the Credit Facility. The Senior Secured Notes are also secured by a lien on certain assets of the Company's foreign subsidiaries. The indenture for the 13.25% Senior Secured Notes (the "Indenture") places certain limits on the Company's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates.

As required by the Indenture, the Company, following the sale of CMHC, offered to repurchase (the "Offer") $100 principal amount of the Senior Secured Notes. The Offer expired on December 27, 1996, with no Senior Secured Notes being tendered for repurchase. As a result, the $100 of sale proceeds was available for other corporate purposes.

On July 28, 1997 and August 7, 1997, the Company issued an additional five million shares and 700 thousand shares, respectively, of its Common Stock in a public stock offering. The shares were issued at a price to the public of $19.50 per share. The net proceeds received by the Company after deduction of underwriting discounts, commissions and other expenses was $104.6. On September 4, 1997, the Company used a portion of the proceeds to redeem $83.3 in principal of the Secured Senior Notes. In accordance with the terms of the Indenture, the redemption of the Senior Secured Notes was at a 9.46% redemption premium. The redemption premium plus the pro-rata share of unamortized debt origination costs totaled $12.2 and have been reflected as extraordinary items in the third quarter of 1997.

The 1997 Credit Facility

On April 7, 1997, the Company and certain of its domestic subsidiaries (collectively, the "Borrowers") entered a Revolving Credit Agreement with a financial institution, as agent (the "Agent"), pursuant to which the Agent and other financial institutions party thereto have provided the Borrowers with a line of credit of up to $125 secured by accounts receivable and inventory (the "1997 Credit Facility"). The 1997 Credit Facility replaced the Company's $100 revolving credit facility (the "Old Credit Facility").

Loans made under the 1997 Credit Facility (a) bear interest, based on the Company's fixed charge coverage ratio, at a rate between 0.5% and 1.5% per annum in excess of the prime rate or at a rate between 2.0% and 3.0% per annum in excess of the eurodollar rate, at the election of the Company, (b) mature on April 7, 2000, (c) were used by the Borrowers to repay the Old Credit Facility, and (d) are to be used for working capital and other general corporate purposes, including acquisitions.

The Old Credit Facility

The Old Credit Facility was terminated in April 1997 in conjunction with the Simon Access acquisition and entering into the 1997 Credit Facility. The Company paid a fee of $2.0 upon termination of the Old Credit Facility. Additionally, $0.6 of unamortized debt acquisition costs related to the Old Credit Facility were written off at the termination of the Old Credit Facility. These expenses have been reflected as extraordinary items in the second quarter of 1997.

The Company had the option to base the interest rate on prime or the Eurodollar rate. The outstanding principal amount of prime rate loans was at the rate of 1.75% per annum in excess of the prime rate. The outstanding principal amount of Eurodollar rate loans was at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate.

Old Senior Secured Notes and Subordinated Notes

The Old Senior Secured Notes and Subordinated Notes were retired on May 9, 1995 in conjunction with the PPM Acquisition and the issuance of the 13.25% Senior Secured Notes. The Company realized an extraordinary loss of $5.7 and $1.6 on the early extinguishment of the Old Senior Secured Notes and the Subordinated Notes, respectively.

Old TEL Facility

In 1995, the Company's subsidiary, Terex Equipment Limited ("TEL") located in Motherwell, Scotland, entered into a bank facility (the "TEL Facility") which provides up to (pound)47.0 ($80.5) including up to (pound)10.0 ($17.1)
non-recourse discounting of accounts receivable which meet certain credit criteria, plus additional facilities for tender and performance bonds, letters of credit discounting and foreign exchange contracts. Interest rates vary between 1.0% - 1.5% above the financial institution's Published Base Rate or LIBOR. The TEL Facility is collateralized primarily by the related accounts receivable. The TEL Facility requires no performance covenants. Proceeds from the TEL Facility are primarily used for working capital purposes. Amounts discounted under this and the prior facility were $12.7, $6.9 and $11.7 at December 31, 1997, 1996, and 1995, respectively.

Schedule of Debt Maturities

See Note P - "Subsequent Events" for a discussion regarding the refinancing of substantially all of the debt of the Company in the first quarter of 1998.

Prior to the refinancing in the first quarter of 1998, scheduled annual maturities of long-term debt outstanding at December 31, 1997 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note H -- "Lease Commitments":

     1998................................... $     21.9
     1999...................................        1.8
     2000...................................       96.3
     2001...................................        0.9
     2002...................................      165.6
     Thereafter.............................        1.5
                                             -----------
          Total............................  $    288.0
                                             ===========


Based on quoted market values, the Company believes that the fair value of the Senior Secured Notes was approximately $190.4 as of December 31, 1997. The Company believes that, based on quoted market values, the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $39.8, $45.3 and $43.0 of interest in 1997, 1996 and 1995, respectively.

The weighted average interest rate on short term borrowings outstanding was 8.3% at December 31, 1997 and 10.0% at December 31, 1996.


NOTE H -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $21.9 and $8.2 at December 31, 1997 and 1996, respectively, net of accumulated amortization of $8.2 and $9.6 at December 31, 1997 and 1996, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1997 are as follows:

                                                    Capital      Operating
                                                     Leases        Leases
                                                  ------------- -------------
 1998............................................ $      5.4    $      5.2
 1999............................................        2.7           3.9
 2000............................................        2.9           3.1
 2001............................................        1.3           2.6
 2002............................................        0.3           2.2
 Thereafter......................................        0.6           3.3
                                                  ------------- -------------
     Total minimum obligations ..................       13.2    $     20.3
                                                                =============
 Less amount representing interest...............        1.1
                                                  -------------
     Present value of net minimum obligations....       12.1
 Less current portion............................        4.7
                                                  -------------
     Long-term obligations....................... $      7.4
                                                  =============


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $6.8, $4.7 and $3.9 in 1997, 1996, and 1995, respectively.


NOTE I -- INCOME TAXES

The components of Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:

                                                         Year ended December 31,
                                                    --------------------------------
                                                       1997       1996       1995
                                                    ---------- ---------- ----------
United States...................................... $   16.1   $ (40.6)   $  (36.1)
Foreign............................................     14.9      (1.6)        4.0
                                                    ========== ========== ==========
Income (loss) from continuing operations before
    income taxes and extraordinary items........... $   31.0   $ (42.2)   $  (32.1)
                                                    ========== ========== ==========


The major components of the Company's provision for income taxes are summarized below:

                                                      Year ended December 31,
                                                -------------------------------
                                                   1997        1996       1995
                                                ----------  ---------  --------
Current:
  Federal...................................... $  ---      $  ---     $  ---
  State........................................    ---         ---        ---
  Foreign......................................     5.2        12.1        3.8
  Utilization of foreign net operating loss
     ("NOL") carryforward.....................     (4.5)      (11.3)      (3.8)
                                                ----------  ---------  --------
      Current income tax provision.............     0.7         0.8       ---
Deferred:
  Deferred foreign income tax..................    ---         11.3       ---
                                                ----------  ---------  --------
      Total provision for income taxes......... $  0.7         12.1       ---
                                                ==========  =========  ========


As a result of the recapitalization of PPM Europe, certain NOL benefit carryforwards which were fully provided for at the acquisition were utilized resulting in a deferred tax charge of $11.3 in the fourth quarter of 1996.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. A valuation allowance has been recognized for the full amount of the deferred tax assets as it is not more likely than not that they will be fully utilized. The tax effects of the basis differences and net operating loss carryforward as of December 31, 1997 and 1996 are summarized below for major balance sheet captions:

                                               1997          1996
                                            -----------  -----------
Intangibles................................ $    (0.4)   $    ---
Accrued liabilities........................      (1.6)        ---
Other......................................      (0.8)        (0.8)
                                            -----------  -----------
     Total deferred tax liabilities........      (2.8)        (0.8)
                                            -----------  -----------
Receivables................................       0.6          0.6
Net inventories............................       4.0          4.6
Fixed assets...............................       0.7          2.4
Warranties and product liability...........       7.8          5.8
All other items............................       7.8          6.2
Benefit of net operating loss carryforward.     140.2         96.2
                                            -----------  -----------
     Total deferred tax assets.............     161.1        115.8
                                            -----------  -----------
Deferred tax assets valuation allowance....    (158.3)      (115.0)
                                            -----------  -----------
     Net deferred tax liabilities.......... $   ---      $     ---
                                            ===========  ===========

The valuation allowance for deferred tax assets as of January 1, 1996 was $149.6. The net change in the total valuation allowance for the years ended December 31, 1996 and 1997 were a decrease of $34.6 and an increase of $43.3, respectively.

The Company's Provision for Income Taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                                         Year ended December 31,
                                                                   --------------------------------
                                                                       1997       1996       1995
                                                                   ----------- --------- ----------
Statutory federal income tax rate................................. $   10.9   $  (14.8)  $  (11.2)
Recognition of fully reserved preacquisition deferred tax asset...    ---         11.3      ---
Change in valuation allowance relating to NOL.....................     (6.6)       7.8       11.4
Foreign tax differential on income/losses of foreign subsidiaries.     (4.5)       1.4       (1.4)
Goodwill..........................................................      0.9        6.3        1.1
Other.............................................................    ---          0.1        0.1
                                                                   ---------- ---------  ----------
     Total provision for income taxes............................. $    0.7   $   12.1   $  ---

                                                                   ========== ========== ==========


The effective tax rate for discontinued operations differs from the statutory rate due primarily to utilization of NOLs and foreign tax differential on the income of foreign subsidiaries.

The Company has not provided for U.S. federal and foreign withholding taxes on $37.8 of foreign subsidiaries' undistributed earnings as of December 31, 1997, because such earnings are intended to be reinvested indefinitely. Any income tax liability that would result had such earnings actually been repatriated would likely be offset by utilization of NOLs. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $6.6.

At December 31, 1997, the Company had domestic federal net operating loss carryforwards of $290.5. Approximately $66.6 of the remaining net operating loss carryforwards are subject to special limitations under the Internal Revenue Code, and the NOLs may be affected by the current Interal Revenue Service (the "IRS") examination discussed below.

The tax basis net operating loss carryforwards expire as follows:

                                           Tax Basis Net
                                          Operating Loss
                                           Carryforwards
                                          ----------------
     1998................................. $     8.1
     1999.................................      11.9
     2000.................................       0.1
     2001.................................       4.8
     2002.................................       0.5
     2003.................................       0.9
     2004.................................      22.4
     2005.................................       0.8
     2006.................................      14.8
     2007.................................      41.1
     2008.................................     100.4
     2009.................................      34.2
     2010.................................      42.3
     2012.................................       8.2
                                          ----------
         Total............................ $   290.5
                                          ==========


The Company also has various state net operating loss and tax credit carryforwards expiring at various dates through 2012 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $78.4 of loss carryforwards, $33.6 in the United Kingdom, $23.1 in France, and $21.7 in other countries, which are available to offset future foreign taxable income. The tax loss carryforwards in the United Kingdom and other countries are available without expiration. Tax loss carryforwards in France of $6.7 expire in 2000 and 2002, with the remaining $16.4 available without expiration.

The IRS is currently examining the Company's Federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain NOLs and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. As a result of a meeting with the Manhattan division of the IRS in July 1995, in June 1996 the Company was advised that the matter was being referred back to the Milwaukee audit division of the IRS. The Milwaukee audit division of the IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of the matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56 plus penalties of approximately $12.8 and interest through December 31, 1997 of approximately $94.5. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 11% per annum. The applicable annual rate of interest has historically carried from 7% to 12%.

If the Company were required to pay a significant portion of the assessment with related interest and penalties, such payment might exceed the Company's resources. In such event, the viability of the Company would be placed in jeopardy, and it is uncertain that the Company could, through financing or otherwise, obtain the funds required to pay such assessment, interest, and applicable penalties. Management believes, however, that the Company will be able to provide adequate documentation for a substantial portion of the deductions questioned by the IRS and that there is substantial support for the Company's past and future utilization of the NOLs. Based upon consultation with its tax advisors, management believes that the Company's position will prevail on the most significant issues. Accordingly, management believes that the outcome of the examination will not have a material adverse effect on its financial condition or results of operations, but may result in some reduction in the amount of the NOLs available to the Company. No additional accruals have been made for any amounts which might be due as a result of this matter because the possible loss ranges from zero to $56 million plus interest and penalties, and the ultimate outcome cannot be determined or estimated at this time. No reserves are being expensed to cover the potential liability.

The Company made income tax payments of $1.8 in 1997. No income tax payments were made in 1996 and 1995.


NOTE J -- PREFERRED STOCK

The Company's certificate of incorporation was amended in October 1993 to authorize 10.0 million shares of preferred stock, $.01 par value per share. As of December 31, 1997, no shares of preferred stock are outstanding as described below.

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

The aggregate net proceeds to the Company for the Series A Preferred Stock and the Series A Warrants issued on December 20, 1993 were $27.2. The Company allocated $10.3 and $16.9 of this amount to the Series A Preferred Stock and the Series A Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance, using information provided by the Company's investment bankers. The difference between the initially recorded amount and the redemption amount was accreted to the carrying value of the Series A Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2000. As a result of calling all of the stock for redemption on December 30, 1996, the carrying value of the Series A Preferred Stock was further adjusted for increases in the Liquidation Preference. There was no accretion recorded in 1997. The total accretion recorded in 1996 and 1995 was $22.9 and $7.3, respectively.

Series B Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1996, the Company had 38.8 thousand issued and outstanding shares of Series B Cumulative Redeemable Convertible Preferred Stock (the
"Series B Preferred Stock"). These shares constituted the remaining balance outstanding of the Series B Preferred Stock issued to certain individuals on December 9, 1994 in consideration for the early termination of a contract between the Company and KCS Industries, L.P., a Connecticut limited partnership ("KCS"), a related party. On December 30, 1997 all 38.8 thousand outstanding shares of Series B Preferred Stock were converted by the holder thereof into
87.3 thousand shares of common stock.


NOTE K -- STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock. The Company's certificate of incorporation was amended in October 1993 to increase the number of authorized shares of common stock, par value $.01 (the "Common Stock"), to 30.0 million. As of December 31, 1997, there were 20.5 million shares issued and outstanding. Of the 9.5 million unissued shares at that date, $1.7 million shares were reserved for issuance for the exercise of stock options and Series A Warrants.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with $250 of the Senior Secured Notes. A portion of the proceeds ($3.2) of the sale of the Senior Secured Notes and the Equity Rights was allocated to the Equity Rights. The portion of the proceeds related to the Equity Rights has been reclassified from other non-current liabilities to the stockholders' equity (deficit) section of the balance sheet, because they can be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitle the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price do not affect the net income or loss reported by the Company; however, changes in the Current Price vary the amount of cash that the Company would have to pay or the number of Shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. As of December 31, 1997, the Current Price of the Common Stock was $21.891, which would have required the Company to either pay $14.6 or issue

621.4 thousand shares of Common Stock, at the Company's option, in the event that all of the holders had exercised their Equity Rights.

Series A Warrants. In connection with the private placement of the Series A Preferred Stock (see Note J -- "Series A Preferred Stock"), the Company issued
1.3 million Series A Warrants of which 66.4 thousand warrants were outstanding at December 31, 1997. Each Series A Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2000 and is redeemable by the Company under certain circumstances. As of December 31, 1997, upon the exercise or redemption of a Warrant, the holder thereof was entitled to receive 2.41 shares of Common Stock. The exercise price for the Warrants is $.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Series B Warrants. In connection with the issuance of the Series B Preferred Stock (see Note J -- "Series B Preferred Stock"), the Company issued 107.0 thousand Series B Warrants. At December 31, 1997, all Series B Warrants had been exercised. The exercise price for the Warrants was $.01 for each share of Common Stock.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. ISO expire after ten years. At December 31, 1997, 11.1 thousand stock options were available for grant under the ISO.

Long-Term Incentive Plans. In May 1996, the shareholders approved, the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of (i) options ("Stock Option Awards") to purchase shares of Common Stock, including Restricted Stock, (ii) shares of Common Stock, including Restricted Stock ("Stock Awards"), and (iii) cash bonus awards based upon a participant's job performance ("Performance Awards"). Subject to adjustment as described below under "Adjustments," the aggregate number of shares of Common Stock (including Restricted Stock, if any) optioned or granted under the 1996 Plan was not to exceed 300 thousand shares. In May 1997, the shareholders approved that the aggregate number of shares available under the 1996 Plan be increased to 1.0 million shares. At December 31, 1997, 489.5 thousand shares were available for grant under the 1996 Plan. The 1996 Plan provides that a committee (the "Committee") of the Board of Directors consisting of two or more members thereof who are non-employee directors, shall administer the 1996 Plan and has provided the Committee with the flexibility to respond to changes in the competitive and legal environments, thereby protecting and enhancing the Company's current and future ability to attract and retain directors and officers and other key employees and consultants. The 1996 Plan also provides for automatic grants of Stock Option Awards to non-employee directors.

In 1994, the shareholders approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's common stock available to be awarded under the Plan is 750 thousand, subject to certain adjustments. At December 31, 1997, 15.6 thousand shares were available for grant under the Plan.

The following table is a summary of stock options under all three of the Company's plans.

                                                             Weighted
                                                             Exercise
                                             Number of     Average Price
                                              Options        per Share
                                           -------------  --------------

Outstanding at December 31, 1994..........    423,966     $      6.60
                                              448,300            4.85
                                                  ---          ---
                                              (74,166)           6.21
                                           -------------  --------------

Outstanding at December 31, 1995..........    798,100     $      5.65
   Granted................................    108,500            6.57
   Exercised..............................    (18,075)           5.70
   Canceled or expired....................    (45,100)           6.32
                                           -------------  --------------

Outstanding at December 31, 1996..........    843,425     $      5.73
   Granted................................    176,750           13.93
   Exercised..............................   (184,988)           6.04
   Canceled or expired....................   (103,600)           5.69
                                           -------------  --------------

Outstanding at December 31, 1997..........    731,587     $      7.64
                                           =============  ==============

Exercisable at December 31, 1997..........    473,340     $      6.92
                                           =============  ==============

Exercisable at December 31, 1996..........    479,364     $      6.08
                                           =============  ==============

Exercisable at December 31, 1995..........    269,893     $      6.31
                                           =============  ==============


The following table summarizes information about stock options outstanding at December 31, 1997:

                                              Weighted        Exercise
         Range of             Number of     Average Life      Price per
      Exercise Prices          Options       (in years)         Share
-------------------------    -------------  ------------    ------------
$    3.50  -  $    6.00         382,187         7.0         $    4.70
$    6.01  -  $   10.00         147,150         7.6         $    6.68
$   10.01  -  $   15.00         179,500         8.4         $   12.90
$   15.01  -  $   24.13          22,750         9.6         $   21.67
                             -------------
                                731,587         7.5         $    7.64
                             =============


The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been reduced by $1.1 ($0.07 (basic) and $0.06 (diluted) per share), $0.6 ($0.05 (basic) and 0.04
(diluted) per share) and $0.6 ($0.06 (basic and diluted) per share) in 1997, 1996 and 1995, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 57.50%, 58.72% and 63.76%; risk-free interest rates of 6.34%, 6.42% and 5.57%; and expected life of 8.1 years, 6.6 years and 8.6 years. The weighted average fair value of options granted during 1997, 1996 and 1995 for which the exercise price equals the market price on the grant date was $1.7, $0.4 and $1.6, respectively.

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


NOTE L -- RETIREMENT PLANS

Pension Plans

US Plans - The Company maintains four defined benefit pension plans covering certain domestic employees. The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen as of May 7, 1993, and no participants will be credited with service following such date except that participants not fully vested will be credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund these plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

Pension expense includes the following components for 1997, 1996 and 1995:

                                                       Year ended December 31,
                                                   ----------------------------
                                                      1997      1996     1995
                                                   --------- --------- --------
Service cost for benefits earned during period.... $  0.2    $  0.2    $  0.1
Interest cost on projected benefit obligation.....    2.4       2.3       2.2
Actual (return) loss on plan assets...............   (4.0)     (5.0)     (3.8)
Net amortization and deferral.....................    2.2       3.4       2.0
                                                   --------- --------- --------
     Net pension expense.......................... $  0.8    $  0.9    $  0.5
                                                   ========= ========= ========

The following table sets forth the US plans' funded status and the amounts recognized in the Company's financial statements at December 31:

                                                1997                      1996                          1995
                                     ------------------------- --------------------------- --------------------------
                                      Overfunded  Underfunded   Overfunded    Underfunded   Overfunded   Underfunded
                                        Plans       Plan          Plans          Plans        Plans         Plans
                                     ----------- ------------- ------------  ------------- -----------  -------------
Actuarial present value of:
  Vested benefits....................$   24.9    $     9.3     $    9.8      $   21.8      $   9.4      $    20.9
                                     =========== ============  ============  ============= ===========  =============
  Accumulated benefits...............$   25.4    $     9.3     $   10.2      $   21.8      $   9.9      $    20.9
                                     =========== ============  ============  ============= ===========  =============
  Projected benefits.................$   25.4    $     9.3     $   10.2      $   21.8      $   9.9      $    20.9
Fair value of plan assets............    25.8          6.1         11.5          18.6         10.2           16.5
                                     ----------- ------------  ------------  ------------- -----------  -------------
Projected benefit obligation
  (in excess of) less than                0.5         (3.2)         1.3          (3.2)         0.4           (4.4)
  plan assets........................
Unrecognized net loss from past
  experience different than assumed..     1.7          1.8          1.4           2.0          2.6            2.7
Unrecognized prior service cost......     0.8         ---           0.8         ---            0.9          ---
Adjustment to recognize minimum
  liability..........................   ---           (1.8)      ---             (2.0)       ---             (2.7)
                                     ----------- ------------  ------------  ------------- ----------- -------------
 Pension asset (liability)
  recognized in the balance sheet....$    3.0    $    (3.2)     $    3.5      $   (3.2)     $   3.9      $    (4.4)
                                     =========== ============  ============  ============= =========== =============

The expected long-term rate of return on plan assets was 9% for the periods presented. The discount rate assumption was 7.0% for 1997, 7.5% for 1996 and 7.5% for 1995.

In accordance with the provisions of the SFAS No. 87, "Employers' Accounting for Pensions," the Company has recorded an adjustment of $1.8 and $2.0 to recognize a minimum pension liability at December 31, 1997 and 1996, respectively. This liability is offset by a direct reduction of stockholders' equity (deficit).

In December 1993, Terex contributed 350.0 thousand shares of Terex Common Stock to the Master Trust for the benefit of two of the Terex plans, which were valued by the Company at $2.3 based upon 96.5% of the market value of Terex Common Stock as quoted on the New York Stock Exchange on the day of contribution. The market value of this investment was $8.2 at December 31, 1997.

International Plans - TEL maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. This plan is fully funded. Pension expense relating to this plan was approximately $0.5, $0.4 and $0.3 for the years ended December 31, 1997, 1996 and 1995, respectively.

Terex Aerials Limited (Ireland) maintains a voluntary, defined pension plan covering its employees. Pension expense relating to this plan was approximately $0.1 for the year ended December 31, 1997.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans.

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

                                                        1997          1996
                                                    ------------  ------------
Actuarial present value of accumulated
  postretirement benefit obligation of:
   Retirees.......................................  $     2.6     $     2.8
   Active participants............................      ---           ---
                                                    ------------  ------------
   Total accumulated postretirement benefit
     obligation...................................        2.6           2.8
Unamortized transition obligation.................       (2.2)         (3.0)
                                                    ------------  ------------
   Liability (asset) recognized in the
     balance sheet................................  $     0.4     $    (0.2)
                                                    ============  ============


Health care trend rates used in the actuarial assumptions range from 9.0% to 11.5% These rates decrease to 5.5% over a period of 8 to 9 years. The effect of a one percentage-point change in the health care cost trend rates would change the accumulated postretirement benefit obligation approximately 4.8%. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for the years ended December 31, 1997 and 1996.

Net periodic postretirement benefit expense includes the following components for 1997 and 1996:

                                  Year ended December 31,
                                  -----------------------
                                     1997         1996
                                  ----------   ----------
Service cost..................... $   ---      $  ---
Interest cost....................       0.2         0.2
Net amortization.................       0.2         0.2
                                  ==========   ==========
     Total....................... $     0.4    $    0.4
                                  ==========   ==========


The Company's postretirement benefit obligations are not funded. Net periodic postretirement benefit expense for the years ended December 31, 1997, 1996 and 1995 was approximately $0.1, $0.3 and $0.6 greater on the accrual basis than it would have been on the cash basis.


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

The Company's outstanding letters of credit totaled $13.8. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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


NOTE N -- RELATED PARTY TRANSACTIONS

On August 28, 1995, the Company announced that its Chairman had retired from his position with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and the former chairman have executed a retirement agreement providing certain benefits to the former chairman and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring the former chairman to make himself available to the Company to provide consulting services for certain portions of his time. The former chairman, or his designee, received a fee for consulting services which included payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the (i) granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions, and (ii) equity grants having a maximum potential of 200.0 thousand shares of Terex Common Stock conditioned upon the Company achieving certain financial performance objectives in the future. During 1997 the former chairman received 150.0 thousand shares of common stock in accordance with this agreement. In contemplation of the execution of this retirement agreement, the Company advanced to the former chairman the principal amount of the forgivable loan. During 1997 and 1996, the Company forgave $0.6 and $0.4, respectively, of principal on the loan along with the current interest. The former chairman has also agreed not to compete with the Company, to vote his Terex shares in the manner recommended by the Company's Board of Directors and not to acquire any additional shares of the Company's Common Stock.

The Company, certain directors and executives of the Company, and KCS, have been named parties in various legal proceedings. During 1997, 1996 and 1995, the Company incurred $0.2, $0.3 and $0.3, respectively, of legal fees and expenses on behalf of the Company, directors and executives of the Company, and KCS named in the lawsuits.

On December 31, 1997, an officer and director of the Company retired as an officer. In connection with his retirement, the Company and the former officer entered into an agreement providing certain benefits to the former officer and the Company. Pursuant to the agreement, the former officer received an award of
5.0 thousand shares of Common Stock in consideration of his years of service to the Company. The agreement also provides for a two-year consulting engagement requiring the former officer to make himself available to the Company to provide consulting services for a certain portion of his time, for such services he will receive a consulting fee equal to his base salary in 1997 of $0.3 for services provided in 1998 and $0.1 for services provided in 1999.

In 1997, the Company invested $0.1 in a company ("Investee") which was additional reorganizing after declaring bankruptcy. Subsequent to the initial investment, the Company was required to make an additional investment in Investee. As a result, the Company elected not to continue its investment in Investee and not to make the additional required investment. A director of the Company and one of his business associates, acquired the Company's investment in Investee for the amount invested by the Company and assumed the Company's obligations to make additional investments in Investee.

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


NOTE O-- BUSINESS SEGMENT INFORMATION

The Company operates in two industry segments: Terex Lifting and Terex Earthmoving. Prior to November 27, 1996 the Company operated in a third industry segment, the Material Handling Segment, which is treated as a discontinued operation.

Terex Lifting designs, manufactures and markets telescopic mobile cranes (including rough terrain trucks and all-terrain mobile cranes), aerial platforms (including-scissor articulated boom and straight telescoping boom aerial work platforms), utility aerial devices (including digger derricks and articulated aerial devices), telescopic materials handlers (including container stackers and rough terrain lift trucks), truck-mounted cranes (boom trucks) and related components and replacement parts. These products are used primarily for
construction,   repair  and   maintenance  of   infrastructure,   buildings  and
manufacturing facilities, for material handling applications in the distribution, transportation and utilities industries as well as in the scrap, refuse and lumber industries. Terex Lifting has eight significant manufacturing operations: (i) P.P.M. S.A. located in Montceau Les Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured; (ii) PPM SpA, located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names; (iii) Terex Lifting, located in Conway, South Carolina, at which mobile cranes are manufactured under the P&H (a licensed trademark of Harnischfeger Corporation) and TEREX brand names; (iv) Terex Lifting - Waverly Operations, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes, truck cranes and material handlers are manufactured under the brand names TEREX, KOEHRING and LORAIN, and aerial lift equipment is manufactured under the brand names TEREX AERIALS, TEREX AND MARK; (v) Terex Telelect, Inc., located in Watertown, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TELELECT and HI-RANGER brand names, (vi) Terex Aerials, Inc., located in Milwaukee, Wisconsin, at which aerial platforms are manufactured under the TEREX, SIMON, MARK and TEREX AERIALS brand names; (vii) Terex RO, Inc., located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name; and (viii) Terex Baraga Products,

Inc., located in Baraga, Michigan, at which rough terrain telescopic lift trucks are manufactured under the SQUARE SHOOTER brand name.

Terex Earthmoving designs, manufactures and markets heavy-duty, off-highway earthmoving and construction equipment and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel. Terex
Earthmoving has two manufacturing operations: (i) Terex Equipment Limited ("TEL"), located in Motherwell, Scotland, which manufactures off-highway rigid haulers and articulated haulers and scrapers, each sold under the TEREX brand name and to other truck manufacturers on a private label basis; and (ii) the Unit Rig Division of Terex Earthmoving, located in Tulsa, Oklahoma, which manufactures electric rear and bottom dump haulers principally sold to the copper, gold and coal mining industry customers in North and South America, Asia, Africa and Australia. Unit Rig's products are sold under the Company's TEREX, UNIT RIG, and LECTRA HAUL trademarks. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma.

Industry segment information is presented below:

                                         1997           1996          1995
                                     ------------- ------------- --------------
Sales
  Terex Earthmoving................. $    288.4    $    314.9    $     250.3
  Terex Lifting.....................      548.0         363.9          252.3
  General/Corporate/Eliminations....        5.9          (0.3)          (1.2)
                                     ------------- ------------- --------------
    Total........................... $    842.3    $    678.5    $     501.4
                                     ============= ============= ==============
Income (Loss) from Operations
  Terex Earthmoving................. $     24.7    $      5.6    $      13.0
  Terex Lifting.....................       47.2           4.8            7.2
  General/Corporate/Eliminations....       (0.8)         (5.3)          (7.4)
                                     ------------- ------------- --------------
    Total........................... $     71.1    $      5.1    $      12.8
                                     ============= ============= ==============
Depreciation and Amortization
  Terex Earthmoving................. $      2.3    $      1.8    $       2.3
  Terex Lifting.....................        8.8           8.6            7.6
  General/Corporate.................        3.2           3.3            3.0
  Discontinued Operations...........      ---           ---             14.8
                                     ------------- ------------- --------------
    Total........................... $     14.3    $     13.7    $      27.7
                                     ============= ============= ==============
Capital Expenditures
  Terex Earthmoving................. $      4.5    $      5.1    $       2.7
  Terex Lifting.....................        4.3           2.9            2.4
  General/Corporate.................        1.1           0.1            0.1
  Discontinued Operations...........      ---           ---              5.3
                                     ------------- ------------- --------------
    Total........................... $      9.9      $    8.1    $      10.5
                                     ============= ============= ==============
Identifiable Assets
  Terex Earthmoving................. $    174.6    $    189.2    $     169.4
  Terex Lifting.....................      402.1         210.5          239.9
  General/Corporate.................       11.8          71.5           27.8
  Discontinued Operations...........      ---           ---             41.8
                                     ------------- ------------- --------------
    Total........................... $    588.5    $    471.2    $     478.9

                                     ============= ============= ==============

     Geographic segment information is presented below:

                                      1997           1996          1995
                                  ------------- ------------- --------------
Sales
  North America.................. $    499.8    $    379.2    $     292.3
  Europe.........................      362.3         348.6          223.0
  All other......................       91.0          27.2           12.9
  Eliminations...................     (110.8)        (76.5)         (26.8)
                                  ------------- ------------- --------------
    Total........................ $    842.3    $    678.5    $     501.4
                                  ============= ============= ==============

Income (Loss) from Operations
  North America.................. $     53.4    $      1.7    $       8.6
  Europe.........................       18.6           8.3           12.0
  All other......................        1.0          (1.7)          (4.2)
  Eliminations...................       (1.9)         (3.2)          (3.6)
                                  ------------- ------------- --------------
    Total........................ $     71.1    $      5.1    $      12.8
                                  ============= ============= ==============

Identifiable Assets
  North America.................. $    466.1    $    237.0    $     170.2
  Europe.........................      295.0         271.1          247.7
  All other......................        7.4           7.2           23.1
  Eliminations...................     (180.0)        (44.1)          37.9
                                  ------------- ------------- --------------
    Total........................ $    588.5    $    471.2    $     478.9
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

Export sales from U.S. continuing operations were as follows:

                                                Year ended December 31,
                                    ------------------------------------------
                                        1997           1996           1995
                                    ------------- ------------- ---------------
North and South America............ $     56.4    $     31.6    $      20.1
Europe, Africa and Middle East.....       41.1          49.7           21.5
Asia and Australia.................       32.6          37.5           33.5
                                    ============= ============= ===============
                                    $    130.1    $    118.8    $      75.1
                                    ============= ============= ===============



NOTE P -- SUBSEQUENT EVENTS (UNAUDITED)

The Company has agreed to purchase all of the outstanding shares of O&K Mining GmbH ("O&K Mining") from O&K Orenstein & Koppel AG ("Orenstein & Koppel") for net aggregate consideration of DM 309 (approximately $172), subject to certain post-closing adjustments. The transaction is scheduled to close on March 31, 1998 and will be financed through the issuance of debt securities and borrowings under the Company's new $500 global bank credit facility, the New Bank Credit Facility (as defined below). O&K Mining, which will be part of the Terex Earthmoving segment, is headquartered in Dortmund, Germany, and has operations in the United States, United Kingdom, Australia, Canada, South Africa and
Singapore. O&K Mining markets a complete range of large hydraulic excavators serving the global surface mining industry and the global construction and infrastructure development markets.

On March 6, 1998, the Company refinanced its 1997 Credit Facility and redeemed or defeased all of its $166.7 principal amount of its then outstanding Senior Secured Notes. The refinancing included effectiveness of a revolving credit facility aggregating up to $125.0 and term loan facilities providing for loans in an aggregate principal amount of up to approximately $375.0 (collectively the "New Bank Credit Facility"). In connection with the refinancing of the Company's 1997

1997 Bank Credit Facility and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.5, respectively. These extraordinary charges will be recorded in the first quarter of 1998.

On March 24, 1998, the Company entered into a Purchase Agreement to issue and sell $150.0 aggregate principal amount of Senior Subordinated Notes due 2008 at 8.875%, discounted to yield 8.94% (the "New Senior Subordinated Notes"). It is expected that delivery of the New Senior Subordinated Notes will be made against payment therefore on or about March 31, 1998. The New Senior Subordinated Notes will be issued in a private placement made in reliance upon an exemption from registation under the Securities Act of 1933, as amended. It is expected that the net proceeds from the offering will be used to fund a portion of the aggregate consideration for the acquisition of O&K Mining and for general working capital purposes.

Ares Leverage Investment Fund L.P. ("Ares"), an affiliate of a director of the Company, participated as a lender under the New Bank Credit Facility for the amount of $15.0. Ares also received a fee of less than $0.1 for participating as a lender under the New Bank Credit Facility. Participation by Ares as a lender under the New Bank Credit facility was made in the ordinary course of Ares' business and on the same terms as all other lenders under the New Bank Credit Facility.

Canadian Imperial Bank of Commerce, an affiliate of CIBC Oppenheimer Corp., of which a director of the Company is a managing director, is a lender with a commitment of up to $37.5 and a Co-Documentation Agent under the New Bank Credit Facility. Canadian Imperial Bank of Commerce received a fee of $0.8 for acting as a Co-Documentation Agent under the New Bank Credit Facility. Participation by Canadian Imperial Bank of Commerce as a lender under the New Bank Credit Facility was made in the ordinary course of its business and on the same terms as all other lenders under the New Bank Credit Facility. In addition, CIBC Oppenheimer Corp. was retained by the Company in connection with the offering of the New Senior Subordinated Notes. CIBC will be paid $0.5 as an underwriting discount upon issuance of the New Senior Subordinated Notes.

                       TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Amounts in millions)

                                                                                Additions
                                                                         ----------------------
                                                               Balance
                                                              Beginning  Charges to                                Balance
                                                               of Year    Earnings     Other      Deductions(1)  End of Year
                                                              ---------- ---------- -----------  -------------  ------------
Year ended December 31, 1997: Deducted from asset accounts:
   Allowance for doubtful accounts........................... $    7.0   $     0.4  $  ---        $     (2.9)   $      4.5
   Reserve for excess and obsolete inventory.................     18.7         8.1     ---              (2.8)         24.0
                                                              ---------- ---------- ------------  ------------- ------------
    Totals................................................... $   25.7   $     8.5  $  ---        $     (5.7)   $     28.5
                                                              ========== ========== ============  ============= ============

Year ended December 31, 1996: Deducted from asset accounts:
   Allowance for doubtful accounts........................... $    7.4   $     2.4  $  ---        $     (2.8)   $      7.0
   Reserve for excess and obsolete inventory..................    15.9         9.1     ---              (6.3)         18.7
                                                              ---------- ---------- ------------  ------------- ------------
    Totals................................................... $   23.3   $    11.5  $  ---        $     (9.1)   $     25.7
                                                              ========== ========== ============  ============= ============

Year ended December 31, 1995: Deducted from asset accounts:
   Allowance for doubtful accounts........................... $    6.1   $     6.3  $  (3.1)     $     (1.9)   $      7.4
   Reserve for excess and obsolete inventory.................     21.1         8.7     (4.4)(2)        (9.5)         15.9
                                                              ---------- ---------- ------------ ------------- ------------
    Totals................................................... $   27.2   $    15.0  $  (7.5)     $    (11.4)   $     23.3
                                                              ========== ========== ============ ============= ============


(1) Primarily represents the utilization of established reserves, net of recoveries.

(2) Added with the acquisition of businesses and the restatement to Net Assets of Discontinued Operations.

                       TEREX CORPORATION AND SUBSIDIARIES

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT


                                                                      Indebtedness of
                                              ------------------------------------------------------------
                                                 Balance at                                   Balance at
                                                Beginning of                                    End of
Name of Person                                     Period        Additions      Deductions      Period
--------------------------------------------- --------------- --------------- -------------- -------------

Year ended December 31, 1997:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000........................ $   1,440,000   $       ---     $  (600,000)   $   840,000
   Payable for shipping charges..............        ---              ---             ---          ---
                                              =============== =============== ============== =============
     Total................................... $   1,440,000   $       ---     $  (600,000)   $   840,000
                                              =============== =============== ============== =============

Year ended December 31, 1996:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000........................ $   1,800,000   $       ---     $  (360,000)   $ 1,440,000
   Payable for shipping charges..............        33,450           ---         (33,450)         ---
                                              =============== =============== ============== =============
     Total................................... $   1,833,450   $       ---     $  (393,450)   $ 1,440,000
                                              =============== =============== ============== =============

Year ended December 31, 1995:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000........................ $      ---      $   1,800,000   $    ---       $ 1,800,000
   Payable for shipping charges..............        ---             33,450        ---            33,450
                                              =============== =============== ============== =============
     Total................................... $      ---      $   1,833,450   $    ---       $ 1,833,450
                                              =============== =============== ============== =============

INDEX TO EXHIBITS

3.1 Restated Certificate of Incorporation of Terex Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

3.2  Amended and Restated Bylaws of Terex Corporation.

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

4.3  Certificate of Elimination with respect to the Series B Preferred Stock.

4.4 Indenture dated as of May 9, 1995 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.7 of Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

4.5 Fifth Supplemental Indenture dated as of February 18, 1998 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee.

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

10.5 Share Purchase Agreement, as amended, between Terex Cranes, Inc. and Legris Industries, S.A. and Potain, S.A. (incorporated by reference to Exhibit
     10.1 to the From 8-K for May 9, 1995, Commission File No. 1-10702).

10.6 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.7 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.8 Agreement dated as of November 2, 1995 between Terex Corporation, a Delaware corporation, and Randolph W. Lenz (incorporated by reference to Exhibit 10 to the Form 10-Q for the Three Months ended September 30, 1995, Commission File No. 1-10702).

10.9 Stock and Asset Purchase and Sales Agreement, dated as of November 9, 1996, among Terex Corporation, CMH Acquisition Corp., CMH Acquisition International Corp., Clark Material Handling International, Inc. and Clark Material Handling Company, as Sellers, and CMHC Acquisition Corporation (now known as CLARK Material Handling Company), as Buyer (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on December 11, 1996).

10.10 Service   Agreement,  dated   as  of  November  27,  1996,  between  Terex
     Corporation   and  CLARK   Material  Handling  Company  (incorporated   by
     reference to Exhibit 10.2 of the F orm 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on December 11, 1996).

10.11 Agreement  of  Purchase  and Sale,  dated  as  of February 24, 1997, among
     Simon   United   States  Holdings,  Inc.  and   Simon   Overseas   Holdings
     as Buyer (incorporated by reference to Exhibit 10.25 of the Form 10-K Annual Report for the year ended December 31, 1996, Commission File No. 1-10702).

10.12  Standstill     Agreement ,   dated    June   27,  1997,    among    Terex
     Corporation   Randolph  W. Lenz   and  the  other  parties  named  herein
     (incorporated  by  reference  to  Exhibit 10.1  of Amendment  No. 1 to the
     Form   S-1  Registration   Statement  of   Terex Corporation, Registration
     No. 333-27749).

10.13  Credit    Agreement   dated   as   of    March  6,  1998  among   Terex
     Corporation, certain of its subsidiaries, the lenders named therein, Credit
     Suisse   First  Boston,  as   Administrative  Agent,  Bank Boston  N.A., as
     Syndication Agent and Canadian Imperial Bank of Commerce and First Union National Bank, as Co-Documentation Agents.

10.14  Guarantee  Agreement  dated   as of  March 6,  1998 of Terex Corporation
     and Credit Suisse First Boston, as Collateral Agent.

10.15  Guarantee   Agreement  dated  as of March 6, 1998 of Terex  Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent.

10.16 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent.

10.17  Pledge  Agreement dated as of March 6, 1998 of Terex  Corporation,  each
     of  the   subsidiaries  of  Terex  Corporation  listed  therein and Credit
     Suisse First Boston, as Collateral Agent.

10.18  Form   Mortgage,  Leasehold   Mortgage ,  Assignment   of  Leases   and
     Rents,  Security   Agreement   and   Financing  entered  into  by   Terex
     Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse first Boston, as Mortgagee.

10.19 Share Purchase Agreement dated December 18, 1997 between O&K AG and Terex Mining Equipment, Inc.

11.1  Computation of per share earnings.

21.1  Subsidiaries of Terex Corporation.

23.1 Independent Accountants' Consent of Price Waterhouse LLP, Stamford, Connecticut.

24.1  Power of Attorney.

                                                                  EXHIBIT 11.1
                                                                 (Page 1 of 2)


                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)

                                                                                   Year Ended December 31,
                                                                       --------------- --------------- --------------
                                                                            1997            1996           1995
                                                                       --------------- --------------- --------------
BASIC:
Income (loss) from continuing operations before extraordinary items....$      30.3     $     (54.3)    $    (32.1)
Income from discontinued operations....................................      ---             102.0            4.4
                                                                       --------------- --------------- --------------

Income (loss) before extraordinary items...............................       30.3            47.7          (27.7)
   Less:  Accretion of Preferred Stock.................................       (4.8)          (22.9)          (7.3)
                                                                       --------------- --------------- --------------

Income (loss) before extraordinary item applicable to common stock.....       25.5            24.8          (35.0)
Extraordinary loss on retirement of debt...............................      (14.8)          ---             (7.5)
                                                                       =============== =============== ==============

Net income (loss) applicable to common stock...........................$      10.7     $      24.8     $    (42.5)
                                                                       =============== =============== ==============

Basic shares outstanding...............................................       16.2            11.8           10.4
                                                                       =============== =============== ==============

Basic income per common share
   Income (loss) from continuing operations before extraordinary item..$     1.57      $    (6.54)     $    (3.79)
   Income from discontinued operations.................................    ---               8.64            0.42
                                                                       --------------- -------------- ---------------

   Income (loss) before extraordinary items............................      1.57            2.10           (3.37)
   Extraordinary loss..................................................     (0.91)         ---              (0.72)
                                                                       =============== ============== ===============

   Net income (loss)...................................................$     0.66      $     2.10      $    (4.09)
                                                                       =============== ==============================

                                                                  EXHIBIT 11.1
                                                                 (Page 2 of 2)


                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)

                                                                                    Year Ended December 31,
                                                                       --------------- --------------- --------------
                                                                             1997            1996            1995
                                                                       --------------- --------------- --------------
DILUTED:
Income (loss) from continuing operations before extraordinary items....$      30.3     $     (54.3)    $    (32.1)
Income from discontinued operations....................................      ---             102.0            4.4
                                                                       --------------- --------------- --------------

Income (loss) before extraordinary items...............................       30.3            47.7          (27.7)
   Less:  Accretion of Preferred Stock.................................       (4.8)          (22.9)          (7.3)
                                                                       --------------- --------------- --------------

Income (loss) before extraordinary item applicable to common stock.....       25.5            24.8          (35.0)
   Add:  Accretion of Preferred Stock assumed converted at
     beginning of period...............................................      ---             ---  (a)       ---  (a)
                                                                       --------------- --------------- --------------

                                                                              25.5            24.8          (35.0)

Extraordinary loss on retirement of debt...............................      (14.8)          ---             (7.5)
                                                                       --------------- --------------- --------------

Net income (loss) applicable to common stock...........................$      10.7     $      24.8     $    (42.5)
                                                                       =============== =============== ==============

Weighted average shares outstanding during the period..................       16.2            11.8           10.4
Assumed exercise of warrants at ratio determined as of
     December 31, 1997.................................................        0.3             1.2          ---  (a)
Assumed conversion of Preferred Stock..................................      ---             ---  (a)       ---  (a)
Assumed exercise of equity rights......................................        0.5           ---            ---
Assumed exercise of stock options......................................        0.7             0.3          ---  (a)
                                                                       =============== =============== ==============
Diluted shares outstanding.............................................       17.7            13.3           10.4
                                                                       =============== =============== ==============

Diluted income per common share
   Income (loss) from continuing operations before extraordinary item..$       1.44      $    (5.81)    $    (3.79)
   Income from discontinued operations.................................      ---               7.67           0.42
                                                                       --------------- --------------- --------------

   Income (loss) before extraordinary items............................        1.44            1.86          (3.37)
   Extraordinary loss..................................................      (0.84)          ---             (0.72)
                                                                       =============== =============== ==============
   Net income (loss)...................................................$      0.60      $     1.86     $     (4.09)
                                                                       =============== =============== ==============

(a) Excluded from the computation because the effect is anti-dilutive.

                                                                   Exhibit 23.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-21483, 33-00949 and 33-03983) and on Form S-3 (No. 33-52297) of Terex Corporation of our report dated March 6, 1998 appearing on page F-2 of this Form 10-K.



PRICE WATERHOUSE LLP


Stamford, Connecticut
March 27, 1998

                                                                  Exhibit 24.1



                                POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Ronald M. DeFeo and Eric I Cohen, or either of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Terex Corporation Annual Report on Form 10-K for the year ended December 31, 1997 (including, without limitation, amendments), and to file the same with all exhibits thereto, and all document in connection therewith, with the Securities and Exchange Commission, granting said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


    Signature                         Title                           Date
    ---------                         -----                           ----

/s/ Ronald M. DeFeo        Chairman, Chief Executive Officer      March 27, 1998
Ronald M. DeFeo              and Director
                           (Principal Executive Officer)

/s/ David J. Langevin      Executive Vice President               March 27, 1998
David J. Langevin          (Acting Principal Financial Officer)

/s/ Joseph F. Apuzzo       Vice President Finance and             March 27, 1998
Joseph F. Apuzzo             and Controller
                           (Principal Accounting Officer)

/s/ G. Chris Andersen      Director                               March 27, 1998
G. Chris Andersen

/s/ William H. Fike        Director                               March 27, 1998
William H. Fike

/s/ Bruce I. Raben         Director                               March 27, 1998
Bruce I. Raben

/s/ Marvin B. Rosenberg    Director                               March 27, 1998
Marvin B. Rosenberg

/s/ David A. Sachs         Director                               March 27, 1998
David A. Sachs

/s/ Adam E. Wolf           Director                               March 27, 1998
Adam E. Wolf