Form 10-Q
period 1998-03-31
TEREX CORP
filed 1998-05-15
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                YES [ X ]  NO [  ]

Number of outstanding shares of common stock: 20.7 million as of April 30, 1998.


The Exhibit Index appears on page 17.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES



                                                                       Page No.
PART I     FINANCIAL INFORMATION

  Item 1  Condensed Consolidated Financial Statements

          TEREX CORPORATION
              Condensed Consolidated Statement of Operations --
                  Three months ended March 31, 1998 and 1997................3
              Condensed Consolidated Balance Sheet --
                  March 31, 1998 and December 31, 1997......................4
              Condensed Consolidated Statement of Cash Flows --
                  Three months ended March 31, 1998 and 1997................5
              Notes to Condensed Consolidated Financial Statements --
                  March 31, 1998............................................6

  Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................10

PART II    OTHER INFORMATION

  Item 1  Legal Proceedings................................................15
  Item 2  Changes in Securities and Use of Proceeds........................15
  Item 3  Defaults Upon Senior Securities..................................15
  Item 4  Submission of Matters to a Vote of Security Holders..............15
  Item 5  Other Information................................................15
  Item 6  Exhibits and Reports on Form 8-K.................................15

SIGNATURES.................................................................16

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                   For the Three Months
                                                                     Ended March 31,
                                                                ---------------------------

                                                                    1998          1997
                                                                ------------- -------------
Net sales.......................................................$   260.6     $    176.3
Cost of goods sold..............................................    215.8          148.8
                                                                ------------- -------------

     Gross profit...............................................     44.8           27.5
Engineering, selling and administrative expenses................     21.0           14.1
                                                                ------------- -------------

     Income from operations.....................................     23.8           13.4

Other income (expense):
     Interest income............................................      0.1            0.6
     Interest expense...........................................     (8.8)          (9.5)
     Other income (expense) - net...............................     (0.5)          (0.4)
                                                                ------------- -------------

Income before income taxes and extraordinary items..............     14.6            4.1
Provision for income taxes......................................     (0.2)          (0.2)
                                                                ------------- -------------

Income before extraordinary items...............................     14.4            3.9
Extraordinary loss on retirement of debt........................    (38.3)         ---
                                                                ------------- -------------

Net income (loss)...............................................    (23.9)           3.9
Less preferred stock accretion..................................    ---             (0.4)
                                                                ------------- -------------

Income (loss) applicable to common stock........................$   (23.9)    $      3.5
                                                                ============= =============

PER COMMON AND COMMON EQUIVALENT SHARE:
    Basic
      Income before extraordinary items.........................$    0.70     $     0.26
      Extraordinary loss on retirement of debt..................    (1.86)        ---
                                                                ------------- -------------
        Net income (loss).......................................$   (1.16)    $     0.26
                                                                ============= =============
    Diluted
      Income before extraordinary items.........................$    0.65     $     0.24
      Extraordinary loss on retirement of debt..................    (1.73)        ---
                                                                ------------- -------------
        Net income (loss).......................................$   (1.08)    $     0.24
                                                                ============= =============

Weighted average number of common and common  equivalent
  shares outstanding in per share calculation (See Exhibit 11.1)
        Basic...................................................     20.6           13.3
        Diluted.................................................     22.2           14.4

 The  accompanying  notes are an  integral  part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                          March 31,     December 31
                                                                        ------------- --------------
ASSETS
Current assets
     Cash and cash equivalents..........................................$    58.5     $     28.7
     Trade receivables (net of allowance of $4.3
       at March 31, 1998 and $4.5 at December 31, 1997).................    212.5          139.3
     Net inventories....................................................    380.9          232.1
     Other current assets...............................................     23.7           26.4
                                                                        ------------- --------------
         Total current assets...........................................    675.6          426.5
Long-term assets
     Property, plant and equipment - net................................     76.7           47.8
     Goodwill - net.....................................................    147.5           88.4
     Other assets - net.................................................     32.3           25.8
                                                                        ------------- --------------

Total assets                                                            $   932.1     $    588.5
                                                                        ============= ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable and current portion of long-term debt................$    19.3     $     26.6
     Trade accounts payable.............................................    191.2          138.1
     Accrued compensation and benefits..................................     18.7           16.4
     Accrued warranties and product liability...........................     26.1           25.3
     Other current liabilities..........................................     70.2           29.7
                                                                        ------------- --------------
         Total current liabilities......................................    325.5          236.1
Non current liabilities
     Long-term debt, less current portion...............................    554.2          273.5
     Other..............................................................     23.8           18.7

Minority interest.......................................................      0.6            0.6

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock..................................      0.8            0.8
     Equity rights......................................................      3.2            3.2
     Common stock, $.01 par value - authorized 30.0 shares;
       issued and outstanding 20.6 at March 31, 1998 and
       20.5 at December 31, 1997.......................................       0.2            0.2
     Additional paid-in capital.........................................    179.0          178.7
     Accumulated deficit................................................   (139.3)        (115.4)
     Pension liability adjustment.......................................     (1.8)          (1.8)
     Cumulative translation adjustment..................................    (14.1)          (6.1)
                                                                        ------------- --------------
         Total stockholders' equity.....................................     28.0           59.6
                                                                        ------------- --------------

Total liabilities and stockholders' equity..............................$   932.1     $    588.5
                                                                        ============= ==============

 The  accompanying  notes are an  integral  part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                      -----------------------
                                                                         1998         1997
                                                                      ----------- -----------
OPERATING ACTIVITIES
   Net income (loss)..................................................$  (23.9)   $    3.9
   Adjustments to reconcile net income to cash used
     in operating activities:
        Depreciation..................................................     2.4         1.6
        Amortization..................................................     1.5         1.4
        Extraordinary loss on retirement of debt......................    38.3       ---
        Other, net....................................................    (0.2)       (0.2)
        Changes  in  operating   assets  and  liabilities
          (net of  effects  of acquisitions):
            Trade receivables.........................................   (32.3)        0.7
            Net inventories...........................................   (16.2)        1.0
            Trade accounts payable....................................    26.1        (1.4)
            Accrued compensation and benefits.........................     2.3        (0.9)
            Other, net................................................    (9.6)        8.9
                                                                      ----------- ----------
              Net cash provided by (used in) operating activities.....   (11.6)       15.0
                                                                      ----------- ----------

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired....................  (172.9)      ---
   Capital expenditures...............................................    (2.5)       (0.8)
   Proceeds from sale of excess assets................................     1.9         0.3
   Other..............................................................   ---           0.1
                                                                      ----------- ----------
             Net cash provided by (used in) investing activities......  (173.5)       (0.4)
                                                                      ----------- ----------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance
     costs............................................................   508.6       ---
   Redemption of preferred stock......................................   ---         (45.4)
   Principal repayments of long-term debt.............................  (167.7)      ---
   Net incremental borrowings under revolving line of
     credit agreements................................................  (100.8)        3.8
   Payment of premiums on early extinguishment of debt................   (29.0)      ---
   Other..............................................................     2.6        (1.5)
                                                                      ----------- ----------
             Net cash provided by (used in) financing activities......   213.7       (43.1)
                                                                      ----------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS..........................................     1.2         3.9
                                                                      ----------- ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...................................................    29.8       (32.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......................    28.7        72.0
                                                                      =========== ==========

CASH AND CASH EQUIVALENTS AT END OF PERIOD............................$   58.5    $   39.6
                                                                      =========== ==========

 The  accompanying  notes are an  integral  part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1997, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. For the quarters ended March 31, 1998 and March 31, 1997, total non-shareowner changes in equity were ($31.9) and ($2.0), respectively.


NOTE B -- ACQUISITIONS

On January 5, 1998, the Company completed the purchase of Payhauler Corp. ("Payhauler"). Payhauler manufactures four-wheel drive off-highway trucks. The operating results of Payhauler are included in the Company's consolidated results of operations since January 5, 1998.

On March 31, 1998, the Company purchased all of the outstanding shares of O&K Mining GmbH ("O&K Mining") from O&K Orenstein & Koppel AG ("Orenstein & Koppel") for net aggregate consideration of approximately $168, subject to certain post-closing adjustments. The transaction was financed through the issuance of the Company's New Senior Subordinated Notes (as defined below) and borrowings under the Company's New Bank Credit Facility (as defined below). O&K Mining, which will be part of the Terex Earthmoving segment, is headquartered in Dortmund, Germany, and has operations in the United States, the United Kingdom, Australia, Canada, South Africa and Singapore. O&K Mining markets a complete range of large hydraulic mining shovels serving the global surface mining industry and the global construction and infrastructure development markets.

On March 6, 1998, the Company redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). Concurrently therewith, the Company also refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under the Company's new $500.0 global bank credit facility (the "New Bank Credit Facility"). In connection with the refinancing of the Company's then existing credit facility and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.4, respectively. These extraordinary losses have been recorded in the first quarter of 1998.

The New Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125.0 million (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0 million. The New Revolving Credit Facility will be used for working capital and general corporate purposes, including acquisitions. With limited exceptions, the obligations of the Borrowers under the New Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of the Company, (ii) a pledge of 65% of the stock of the foreign subsidiaries of the Company and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, the Borrowers have borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). The outstanding principal amount of the Term A Loan currently bears interest, at the applicable Borrower's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at the Company's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

Pursuant to the New Revolving Credit Facility, the Borrowers have available an aggregate amount of up to $125.0. The outstanding principal amount of loans under the New Revolving Credit Facility bears interest, at the applicable Borrower's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The New Revolving Credit Facility will terminate on the sixth anniversary thereof.

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "New Senior Subordinated Notes"). The New Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering were used to fund a portion of the aggregate consideration of the acquisition of O&K Mining and for general working capital purposes.

The O&K Mining and Payhauler (the "Acquired Businesses") acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $54.2) is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets and liabilities acquired in the O&K Mining and Payhauler acquisitions are summarized as follows:

   Cash.................................................$       3.3
   Accounts receivable..................................       38.5
   Inventories..........................................      135.3
   Other current assets.................................        9.0
   Property, plant and equipment........................       28.6
   Goodwill.............................................       54.2
   Other assets.........................................        4.0
   Accounts payable and other current liabilities.......      (78.9)
   Other non-current liabilities........................      (17.2)
                                                        ===============
                                                        $     176.8
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

NOTE C -- INVENTORIES

Net inventories consist of the following:

                                              March 31,       December 31,
                                               1998               1997
                                         -----------------  ----------------
Finished equipment.......................$       102.2      $       54.1
Replacement parts........................        142.3              82.8
Work-in-process..........................         45.9              22.4
Raw materials and supplies...............         90.5              72.8
                                         -----------------  ----------------
Net inventories..........................$       380.9      $      232.1
                                         ================= ================


NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                               March 31,       December 31,
                                                 1998             1997
                                          -----------------  ----------------
Property, plant and equipment.............$       111.9      $       83.0
Less:  Accumulated depreciation...........        (35.2)            (35.2)
                                          =================  ================
Net property, plant and equipment.........$        76.7      $       47.8
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

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996 the Company was advised that the matter was being referred back to the audit division of the IRS. The IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through March 31, 1998 of approximately $98.6. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 10% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

Three Months Ended March 31, 1998 Compared with the Three Months Ended
  March 31, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations, by segment, for the three months ended March 31, 1998 and 1997.

                                           Three Months Ended
                                                March 31,
                                        ------------------------   Increase
                                            1998        1997      (Decrease)
                                        ----------- ------------ ------------
NET SALES
   Terex Lifting........................$  182.5    $    97.1    $    85.4
   Terex Earthmoving....................    76.6         77.7         (1.1)
   General/Corporate/Eliminations.......     1.5          1.5        ---
                                        =========== ============ ============
     Total..............................$  260.6    $   176.3    $    84.3
                                        =========== ============ ============

GROSS PROFIT
   Terex Lifting........................$   30.1    $    14.3    $    15.8
   Terex Earthmoving....................    14.4         12.8          1.6
   General/Corporate/Eliminations.......     0.3          0.4         (0.1)
                                        =========== ============ ============
     Total..............................$   44.8    $    27.5    $    17.3
                                        =========== ============ ============

ENGINEERING, SELLING AND
  ADMINISTRATIVE EXPENSES
   Terex Lifting........................$   11.7    $     6.8    $     4.9
   Terex Earthmoving....................     7.8          6.4          1.4
   General/Corporate/Eliminations.......     1.5          0.9          0.6
                                        =========== ============ ============
     Total..............................$   21.0    $    14.1    $     6.9
                                        =========== ============ ============

INCOME FROM OPERATIONS
   Terex Lifting........................$   18.4    $     7.5    $    10.9
   Terex Earthmoving....................     6.6          6.4          0.2
   General/Corporate/Eliminations.......    (1.2)        (0.5)        (0.7)
                                        =========== ============ ============
     Total..............................$   23.8    $    13.4    $    10.4
                                        =========== ============ ============


     Net Sales

Sales increased $84.3, or approximately 48%, to $260.6 for the three months ended March 31, 1998 over the comparable 1997 period, primarily reflecting the sales of $75.0 at the businesses acquired in 1997 and 1998, and increased sales of $19.4 for Terex Lifting, excluding acquisitions.

Terex Lifting's sales were $182.5 for the three months ended March 31, 1998, an increase of $85.4 from $97.1 for the three months ended March 31, 1997. Of the increase in sales, $66.0 was due to the results of the businesses acquired in the second quarter of 1997. Excluding the 1997 acquisitions, Terex Lifting's sales increased $19.4. Terex Lifting's backlog was $224.0 at March 31, 1998, compared to $101.0 at March 31, 1997 and $186.5 at December 31, 1997. Of the total backlog at March 31, 1998, approximately 37% was at the businesses acquired in 1997. The sales mix was approximately 10% parts for the three months ended March 31, 1998 compared to 16% parts for the comparable 1997 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales.

Terex Earthmoving's sales decreased $1.1 to $76.6 for the three months ended March 31, 1998 from $77.7 for the three months ended March 31, 1997. The decrease in sales was primarily machine sales in the Unit Rig product line and sales at the Company's U.K. distributor, which decreased $4.2 and $6.8, respectively, in the three months ended March 31, 1998 as compared with the comparable 1997 period, offsetting $9.0 of sales at Payhauler, the unit acquired in January of 1998. Sales in Continental Europe were lower than the comparable 1997 quarter, reflecting continued weakness in the European construction sector and the effect of the strong U.K. currency on sales from the Terex factory in Scotland. Excluding the results of Payhauler, machine sales decreased 15.6%, and parts sales decreased 6.6%. The decline in parts sales was due primarily to reduced activity at the Hypac business during the consolidation of that business from California into Unit Rig's Tulsa, Oklahoma facility. Parts sales generally have higher gross margins than machine sales. The sales mix was approximately 30% parts for the three months ended March 31, 1998 compared to 29% parts for the comparable 1997 period. Backlog was $48.5 at March 31, 1998 compared to $30.3 at December 31, 1997 and $69.1 at March 31, 1997. Backlog at Unit Rig at March 31, 1998 declined by approximately $3.1 and increased by $3.9 as compared to March 31, 1997 and December 31, 1997, respectively.

Net sales for corporate in the three months ended March 31, 1998 and 1997 are service revenues of $1.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended March 31, 1998 increased $17.3, or 63%, to $44.8 as compared to $27.5 for the three months ended March 31, 1997. The gross profit increased at both Terex Lifting and Terex Earthmoving.

Terex Lifting's gross profit increased $15.8 to $30.1 for the three months ended March 31, 1998, compared to $14.3 for the three months ended March 31, 1997. The increase was due to the increase in sales, principally from the businesses acquired in 1997 and to an increase in gross margin percentage. The gross margin percentage at Terex Lifting was 16.5% for the three months ended March 31, 1998 versus 14.7% for the comparable 1997 period.

Terex Earthmoving's gross profit increased $1.6 to $14.4 for the three months ended March 31, 1998 compared to $12.8 for the three months ended March 31, 1997. The increase in gross profit was primarily due to increased manufacturing efficiencies and an increased share of higher margin TEL machines. The gross margin percentage at Terex Earthmoving was 18.8% for the three months ended March 31, 1997 as compared to 16.5% for the three months ended March 31, 1997. The gross margin percentage increased on TEL products as well as at Unit Rig. The gross margin percentage increased at Unit Rig during the three months ended March 31, 1998, as compared to the comparable 1997 period, due to the increase in parts sales as a percentage of total sales and as a result of cost savings from the outsourcing of certain manufacturing operations.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $21.0 for the three months ended March 31, 1998 from $14.1 for the three months ended March 31, 1997, reflecting the effect of the businesses acquired in 1997 and 1998.

Terex Lifting's engineering, selling and administrative expenses as a percentage of sales decreased to 6.4% for the three months ended March 31, 1998 as compared to 7.0% for the comparable 1997 period. The engineering, selling and administrative expenses increased to $11.7 for the three months ended March 31, 1998 from $6.8 for the three months ended March 31, 1997, reflecting expenses at the businesses acquired in 1997.

Terex Earthmoving's engineering, selling and administrative expenses increased $1.4 to $7.8 for the three months ended March 31, 1998 as compared to $6.4 for the same period in 1997. Substantially all the increase relates to the effect of the acquisition of Payhauler in January of 1998.

     Income from Operations

On a consolidated basis, the Company had operating income from continuing operations of $23.8, or 9.1% of sales, for the three months ended March 31, 1998, compared to operating income of $13.4, or 7.6% of sales, for the three months ended March 31, 1997, for the reasons mentioned above.

Terex Lifting's income from operations of $18.4 for the three months ended March 31, 1998 increased by $10.9 over the three months ended March 31, 1997, primarily due to the results of the businesses acquired in 1997, increased revenues at lifting, excluding acquired companies, and the effect of cost control initiatives implemented at PPM Europe and Terex Cranes - Conway Operations and continued strong performance by Terex Cranes - Waverly Operations.

Terex Earthmoving's income from operations increased by $0.2 to $6.6 for the three months ended March 31, 1998 from $6.4 for the three months ended March 31, 1997, primarily due to the results of Payhauler acquired in January of 1998 and improved gross margin percentages at the rest of Earthmoving, which offset the impact of lower sales. Improved gross margin percentages were seen at Unit Rig due to a higher proportion of parts sales and outsourcing and other cost reduction actions.

     Other Income (Expense)

During the three months ended March 31, 1998, the Company's interest expense decreased $0.2 to $8.7 from $8.9 for the comparable 1997 period. This decrease was primarily due to lower debt levels in the three months ended March 31, 1998 versus the comparable period in 1997. The proceeds from the issuance of the common stock in July 1997 were used to reduce the average balance borrowed under the New Credit Facility and then on September 4, 1997 the Company retired $83.3 of the Senior Secured Notes due 2002.

Other income (expense) for the three months ended March 31, 1998 was primarily amortization of debt issue costs, which was partially offset by the gain on the sale of excess assets.

     Extraordinary Items

The Company recorded a charge of $38.3 in the three months ended March 31, 1998 to recognize a loss on the early extinguishment of debt in connection with the redemption of its 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $11.6 was used by operating activities during the three months ended March 31, 1998. $27.2 was provided by operating results plus depreciation and amortization, and approximately $22.4 was invested in working capital during the period primarily to support the increase in business activity at Terex Lifting and TEL. Net cash used in investing activities was $173.5 during the three months ended March 31, 1998, primarily related to the purchase of O&K Mining and Payhauler. Net cash provided by financing activities was $213.7 during the three months ended March 31, 1998. Cash was provided by the net proceeds from the issuance of the New Senior Subordinated Notes and additional borrowings from the New Bank Credit Facility. Cash was used in the redemption or defeasance of the remainder of the Senior Secured Notes. Cash and cash equivalents totaled $58.5 at March 31, 1998.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof.

Including the acquisition of O&K Mining, during the past several years the Company has invested approximately $379 to strengthen its core businesses through five strategic acquisitions. The Company expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. As with its previous acquisitions, Terex will continue to pursue strategic acquisitions which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.

As discussed in Note B of the notes to the interim condensed consolidated financial statements, on March 6, 1998 the Company refinanced its then existing credit facility and redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under the Company's New Bank Credit Facility. In connection with the refinancing of the Company's then existing credit facility and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.4, respectively. These extraordinary charges have been recorded in the first quarter of 1998. The total funds paid at the redemption were $202.2 ($166.7 principal, $28.7 redemption premium and $6.8 accrued interest).

The New Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125 million (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375 million. The New Revolving Credit Facility will be used for working capital and general corporate purposes, including acquisitions.With limited exceptions, the obligations of the Borrowers under the New Bank Credit Facility are secured by
(i) a pledge of all of the capital stock of domestic subsidiaries of the Company, (ii) a pledge of 65% of the stock of the foreign subsidiaries of the Company and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, the Borrowers have borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). The outstanding principal amount of the Term A Loan currently bears interest, at the applicable Borrower's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at n all-in drawn cost of 1.00% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at the Company's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

Pursuant to the New Revolving Credit Facility, the Borrowers have available an aggregate amount of up to $125.0. The outstanding principal amount of loans under the New Revolving Credit Facility bears interest, at the applicable Borrower's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The New Revolving Credit Facility will terminate on the sixth anniversary thereof.

Also as discussed in Note B of the notes to the interim condensed consolidated financial statements, on March 31, 1998 the Company acquired O&K Mining GmbH for a net aggregate consideration of approximately $168. Concurrently with the O&K Mining acquisition, the Company issued $150.0 of 8-7/8% Senior Subordinated Notes due 2008.

As of March 31, 1998, the Company's balance outstanding under the New Credit Facility totaled $8.4, letters of credit issued under the New Credit
Facility totaled $10.6, and the additional amount the Company could have borrowed under the New Credit Facility was $106.0.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on the New Senior Subordinated Notes and monthly interest payments on the New Credit Facility. Management believes that cash generated from operations, together with the New Credit Facility, provides the Company adequate liquidity to meet the Company's operating and debt service requirements.


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service (the "IRS") is currently examining the Company's Federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996, the Company was advised that the matter was being referred back to the IRS. The audit division of the IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through March 31, 1998 of approximately $98.6. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 10% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

In March 1994, the Securities and Exchange Commission (the "Commission") initiated a private investigation, which included the Company and certain of its affiliates, to determine whether violations of certain aspects of the Federal securities laws had occurred. To date, the inquiry of the Commission has primarily focused on accounting treatment and reporting matters relating to various transactions which took place in the late 1980s and early 1990s. The Company is cooperating with the Commission in its investigation. The Company has recently been advised by the Staff of the Commission that it has been authorized by the Commission to institute an administrative proceeding against the Company and certain of its present and former officers and affiliates. Based on information currently available to the Company, it is the Company's understanding tat if a proceeding were to be brought, the Staff intends to seek an order to cease and desist violations of the Federal securities lase (without monetary penalties) based on claims relating to accounting treatment and reporting maters with respect to the Company's financial statements for the years ended December 31, 1990 and 1991, as well as the Company's Proxy Statment covering the 1992 fiscal year. It is not possible at this time to determine the outcome of the Commission's investigation.

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

Item 2.       Changes in Securities and Use of Proceeds

Not applicable.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.       Other Information


Recent Developments

See Note B of the Notes to the  Condensed  Consolidated  Financial  Statement in
Part I for information on the acquisition of O&K Mining GmbH and refinancing activities.


Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainities. In addition, when included in the Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates," and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherenctly subject to a variety of risks and uncertainities that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others, the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the success of the integration of acquired businesses; the retention of key management; foreign currency fluctuations; pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; continued use of net operating loss carryovers and other factors. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Compnay expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in the Quarterly Report to reflect any change in the Company's expectations with regard thereto or any change inevents, conditions or circumstances on which any such statement is based.


Item 6.   Exhibits and Reports on Form 8-K

              (a) The  following  exhibits  have been filed as part of this
                  Form 10-Q:

                  Exhibit No.
                      11.1              Computation of earnings per share
                      27                Financial data schedule

              (b) Reports on Form 8-K.

                  A report on Form 8-K dated March 31, 1998 was filed on April 7, 1998 reporting the Company's completion of the purchase of all outstanding shares of O&K Mining GmbH.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TEREX CORPORATION
                                             (Registrant)


Date:  May 15, 1998                    /s/ Joseph F. Apuzzo
                                           Joseph F. Apuzzo
                                           Vice President Finance and Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX



            Exhibit No.

            Exhibit 11.1                Computation of Earnings per Share

            Exhibit 27                  Financial Data Schedule

                                                                  EXHIBIT 11.1
                                                                  (Page 1 of 2)


                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                        -----------------------
                                                            1998        1997
                                                        ----------- -----------
BASIC:

Income before extraordinary items.......................$   14.4    $     3.9
    Less:  Accretion of Preferred Stock.................   ---           (0.4)
                                                        ----------- -----------
Income before extraordinary items applicable
  to common stock.......................................    14.4          3.5
    Extraordinary loss on retirement of debt............   (38.3)       ---
                                                        ----------- -----------

Net income (loss) applicable to common stock............$  (23.9)   $     3.5
                                                        =========== ===========

Basic shares outstanding................................    20.6         13.3
                                                        =========== ===========

Basic income (loss) per common share

    Income before extraordinary items...................$   0.70    $    0.26
       Extraordinary loss on retirement of debt.........   (1.86)       ---
                                                        ----------- -----------

    Net income (loss)...................................$  (1.16)   $    0.26
                                                        =========== ===========

                                                                  EXHIBIT 11.1
                                                                  (Page 2 of 2)

                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)


                                                              Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                             1998        1997
                                                          ----------  ---------
DILUTED:

Income before extraordinary items.........................$   14.4    $   3.9
     Less:  Accretion of Preferred Stock..................    ---        (0.4)
                                                          ----------  ---------

Income before extraordinary items applicable
  to common stock.........................................    14.4        3.5
     Extraordinary loss on retirement of debt.............   (38.3)      ---
                                                          ----------  ---------

Income (loss) applicable to common stock..................   (23.9)       3.5
Add:  Accretion of Preferred Stock assumed
   converted at beginning of period.......................    ---        ---(a)
                                                          ----------  ---------

Net income (loss) applicable to common stock..............$  (23.9)   $   3.5
                                                          ==========  =========


Weighted average shares outstanding during the period.....    20.6       13.3
Assumed exercise of warrants..............................     0.2        0.6
Assumed conversion of Preferred Stock.....................    ---        ---(a)
Assumed exercise of stock options.........................     0.8        0.5
Assumed exercise of equity rights.........................     0.6       ---
                                                          ----------  ---------

Diluted shares outstanding................................    22.2       14.4
                                                          ==========  =========


Diluted income (loss) per common share:
     Income before extraordinary items....................$   0.65    $   0.24
       Extraordinary loss on retirement of debt...........   (1.73)       ---
                                                          ----------- ---------

     Net income (loss)....................................$  (1.08)   $   0.24
                                                          =========== =========

 (a) Excluded from the computation because the effect is anti-dilutive.