Form 10-Q
period 1998-06-30
TEREX CORP
filed 1998-08-14
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                              YES   X         NO



Number of outstanding shares of common stock:  20.8 million as of July 31, 1998.


The Exhibit Index appears on page 33.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following subsidiaries of the Company, all of which are wholly-owned except PPM Cranes, Inc., which are guarantors (the "Guarantors") of the Company's $150 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). See Note G -- Consolidating Financial Statements.

                                     State or other
                                     jurisdiction of          I.R.S. employer
                                     incorporation or          identification
    Guarantor                         organization                number

 Terex Cranes, Inc.                     Delaware                06-1423889
 PPM Cranes, Inc.                       Delaware                39-1611683
 Koehring Cranes, Inc.                  Delaware                06-1423888
 Terex-Telelect, Inc.                   Delaware                41-1603748
 Terex-RO Corporation                    Kansas                 44-0565380
 Terex Aerials, Inc.                    Wisconsin               39-1028686
 Terex Mining Equipment, Inc.           Delaware                06-1503634
 Payhauler Corp.                        Illinois                36-3195008

                                                                        Page No.
PART I     FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements

   TEREX CORPORATION
      Condensed Consolidated Statement of Operations --
          Three months and six months ended June 30, 1998
            and 1997........................................................3
      Condensed Consolidated Balance Sheet - June 30, 1998
            and December 31, 1997...........................................4
      Condensed Consolidated Statement of Cash Flows --
          Six months ended June 30, 1998 and 1997...........................5
      Notes to Condensed Consolidated Financial Statements -
          June 30, 1998.....................................................6

   PPM CRANES, INC.
      Condensed Consolidated Statement of Operations --
          Three and six months ended June 30, 1998 and 1997................17
      Condensed Consolidated Balance Sheet -- June 30, 1998 and
          December 31, 1997................................................18
      Condensed Consolidated Statement of Cash Flows --
          Six months ended June 30, 1998 and 1997..........................19
      Notes to Condensed Consolidated Financial Statements --
          June 30, 1998....................................................20

 Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................22

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings...............................................29
   Item 2  Changes in Securities and Use of Proceeds.......................29
   Item 3  Defaults Upon Senior Securities.. ..............................29
   Item 4  Submission of Matters to a Vote of Security Holders.............29
   Item 5  Other Information...............................................30
   Item 6  Exhibits and Reports on Form 8-K................................30

SIGNATURES ..............................................................  32

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                            For the Three Months         For the Six Months
                                                               Ended June 30,              Ended June 30,
                                                         --------------------------- -------------------------
                                                             1998          1997          1998          1997
                                                         ------------- ------------- ------------- -----------

Net sales................................................$   333.5     $   232.2     $   594.1     $   408.5
Cost of goods sold.......................................    272.9         193.9         488.7         342.7
                                                         ------------  ------------- ------------- -----------
     Gross profit........................................     60.6          38.3         105.4          65.8
Engineering, selling and administrative expenses.........     27.4          19.2          48.4          33.3
                                                         ------------  ------------- ------------- -----------
     Income from operations..............................     33.2          19.1          57.0          32.5
Other income (expense):
     Interest income.....................................      0.7           0.1           0.8           0.7
     Interest expense....................................    (12.2)        (11.2)        (21.0)        (20.7)
     Other income (expense) - net........................     (0.7)         (0.1)         (1.2)         (0.5)
                                                         ------------  ------------- ------------- -----------
Income before income taxes and extraordinary items.......     21.0           7.9          35.6          12.0
Provision for income taxes...............................     (0.4)         (0.2)         (0.6)         (0.4)
                                                         ------------  ------------- ------------- -----------
Income before extraordinary items........................     20.6           7.7          35.0          11.6
Extraordinary loss on retirement of debt.................    ---            (2.6)        (38.3)         (2.6)
                                                         ------------  ------------- ------------- -----------
Net income (loss)........................................     20.6           5.1          (3.3)          9.0
Less preferred stock accretion...........................    ---            (0.4)        ---            (0.8)
                                                         ------------- ------------- ------------- -----------

Income (loss) applicable to common stock.................$    20.6     $     4.7     $    (3.3)    $     8.2
                                                         ============= ============= ============= ===========

EARNINGS PER SHARE:
    Basic
      Income before extraordinary items..................$     1.00    $     0.54    $     1.70    $     0.80
      Extraordinary loss on retirement of debt...........    ---            (0.19)        (1.86)        (0.19)
                                                         ------------- ------------- ------------- ------------
        Net income (loss)................................$     1.00    $     0.35    $    (0.16)   $     0.61
                                                         ============= ============= ============= ============
    Diluted
      Income before extraordinary items..................$     0.92    $     0.48    $     1.57    $     0.72
      Extraordinary loss on retirement of debt...........    ---            (0.17)        (1.72)        (0.17)
                                                         ------------- ------------- ------------- ------------
        Net income (loss)................................$     0.92    $     0.31    $    (0.15)   $     0.55
                                                         ============= ============= ============= ============

Weighted average number of common and common
  equivalent  shares  outstanding in per
  share calculation (See Exhibit 11.1)
     Basic...............................................     20.7          13.6          20.6           13.4
     Diluted.............................................     22.4          15.2          22.3           14.9


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                         June 30,   December 31,
                                                           1998
ASSETS                                                  -----------  ----------
Current assets
     Cash and cash equivalents..........................$   57.6     $  28.7
     Trade receivables (net of allowance
       of $4.2 at June 30, 1998 and
       $4.5 at December 31, 1997).......................   245.0       139.3
     Net inventories....................................   395.3       232.1
     Other current assets...............................    26.7        26.4
                                                        -----------  ----------
         Total current assets...........................   724.6       426.5
Long-term assets
     Property, plant and equipment - net................    79.7        47.8
     Goodwill - net.....................................   152.1        88.4
     Other assets - net.................................    33.3        25.8
                                                        -----------  ----------

Total assets                                            $  989.7     $ 588.5
                                                        ===========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable and current portion of
       long-term debt...................................$   27.1     $  26.6
     Trade accounts payable.............................   200.3       138.1
     Accrued compensation and benefits..................    20.5        16.4
     Accrued warranties and product liability...........    36.5        25.3
     Other current liabilities..........................    67.2        29.7
                                                        -----------  ----------
         Total current liabilities......................   351.6       236.1
Non current liabilities
     Long-term debt, less current portion...............   556.7       273.5
     Other..............................................    35.3        19.3

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock..................     0.8         0.8
     Equity rights......................................     3.2         3.2
     Common stock, $.01 par value - authorized
       30.0 shares; issued and outstanding 20.8
       at June 30, 1998 and 20.5 at December 31, 1997...     0.2         0.2
     Additional paid-in capital.........................   179.3       178.7
     Accumulated deficit................................  (118.7)     (115.4)
     Pension liability adjustment.......................    (1.8)       (1.8)
     Cumulative translation adjustment..................   (16.9)       (6.1)
                                                        -----------  ----------
         Total stockholders' equity.....................    46.1        59.6
                                                        -----------  ----------

Total liabilities and stockholders' equity..............$  989.7     $ 588.5
                                                        ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                      For the Six Months
                                                                         Ended June 30,
                                                                    ----------------------
                                                                       1998        1997
                                                                    ----------  ----------
OPERATING ACTIVITIES
   Net income (loss)................................................$   (3.3)   $   9.0
   Adjustments to reconcile net income to cash
     used in operating activities:
        Depreciation................................................     5.1        3.6
        Amortization................................................     2.9        3.4
        Extraordinary loss on retirement of debt....................    38.3       ---
        Other, net..................................................    ---        (0.1)
        Changes  in  operating   assets  and  liabilities
         (net  of  effects  of acquisitions):
          Trade receivables.........................................   (63.8)     (11.9)
          Net inventories...........................................   (27.3)      (1.4)
          Trade accounts payable....................................    28.0       (4.5)
          Accrued compensation and benefits.........................     5.3       (2.6)
          Other, net................................................    (0.3)       1.3
                                                                    ----------  ----------
             Net cash provided by (used in) operating
               activities...........................................   (15.1)      (3.2)
                                                                    ----------  ----------

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired..................  (176.1)     (97.2)
   Capital expenditures.............................................    (6.3)      (2.2)
   Proceeds from sale of excess assets..............................     1.9        0.8
   Other............................................................    ---        ---
                                                                    ----------  ----------
             Net cash provided by (used in) investing
               activities...........................................  (180.5)     (98.6)
                                                                    ----------  ----------
FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of
     issuance costs.................................................   508.6       ---
   Redemption of preferred stock....................................   ---        (45.4)
   Principal repayments of long-term debt...........................  (169.8)      (0.6)
   Net incremental borrowings under revolving line
     of credit agreements...........................................   (82.2)      94.7
   Payment of premiums on early extinguishment of debt..............   (29.0)      ---
   Other............................................................    (1.8)       1.8
                                                                    ----------- ----------
             Net cash provided by (used in) financing
               activities...........................................   225.8       50.5
                                                                    ----------- ----------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS........................................    (1.3)      (7.4)
                                                                    ----------- ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.................................................    28.9      (58.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................    28.7       72.0
                                                                    =========== ==========

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................$   57.6    $  13.3
                                                                    =========== ==========

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1997, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. For the three months ended June 30, 1998 and June 30, 1997, and the six months ended June 30, 1998 and June 30, 1997, total non-shareowner changes in equity were $17.8, $3.7, $(14.1), and $5.3, respectively.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS 133. The company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.


NOTE B -- ACQUISITIONS

On January 5, 1998, the Company completed the purchase of Payhauler Corp. ("Payhauler"). Payhauler manufactures four-wheel drive off-highway trucks.

On March 31, 1998, the Company purchased all of the outstanding shares of O&K Mining GmbH ("O&K Mining") from O&K Orenstein & Koppel AG ("Orenstein & Koppel") for net aggregate consideration of approximately $168, subject to certain post-closing adjustments. The transaction was financed through the issuance of the Company's New Senior Subordinated Notes (as defined in Note C below) and borrowings under the Company's New Bank Credit Facility (as defined in Note C below). O&K Mining, which is part of the Terex Earthmoving segment, is headquartered in Dortmund, Germany, and has operations in the United States, the United Kingdom, Australia, Canada, South Africa and Singapore. O&K Mining markets a complete range of large hydraulic mining shovels serving the global surface mining industry and the global construction and infrastructure development markets.

On May 4, 1998, the Company completed the purchase of Holland Lift International B.V. ("Holland Lift"). Holland Lift manufacturers aerial work platforms at its facility in the Netherlands.

The Payhauler, O&K Mining and Holland Lift acquisitions (the "Acquired Businesses") are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $58.1) is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets and liabilities of the Acquired Businesses are summarized as follows:

Cash.................................................$       3.4
Accounts receivable..................................       39.8
Inventories..........................................      136.9
Other current assets.................................        9.1
Property, plant and equipment........................       28.8
Goodwill.............................................       58.1
Other assets.........................................        4.1
Accounts payable and other current liabilities.......      (81.7)
Other non-current liabilities........................      (17.2)
                                                     ---------------
                                                     $     181.3
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

The operating results of the Acquired Businesses are included in the Company's consolidated results of operations since January 5, 1998, March 31, 1998 and May 14, 1998, respectively. The following pro forma summary presents the consolidated results of operations as though the Company completed the acquisition of the Acquired Businesses on January 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs on the New Senior Subordinated Notes:

                                                    Pro Forma for the
                                         --------------------------------------
                                          Six Months Ended     Year Ended
                                            June 30, 1998    December 31, 1997
                                         ------------------ -------------------
Net sales................................$      646.4       $     1,140.9
Income from operations...................        53.6                80.9
Income before extraordinary items........        27.9                18.8
Income before extraordinary items,
    per share:
      Basic..............................$        1.35      $         0.86
      Diluted............................$        1.25      $         0.79

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE C -- REFINANCING

On March 6, 1998, the Company redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). Concurrently therewith, the Company also refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under the Company's new $500.0 global bank credit facility ("New Bank Credit Facility"). In connection with the refinancing of the Company's then existing credit facility and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.4, respectively. These extraordinary losses were recorded in the first quarter of 1998.

The New Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125.0 (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. The New

Revolving Credit Facility will be used for working capital and general corporate purposes, including acquisitions. With limited exceptions, the obligations of the Borrowers under the New Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of the Company, (ii) a pledge of 65% of the stock of the foreign subsidiaries of the Company and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

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

NOTE D -- INVENTORIES

Net inventories consist of the following:

                                              June 30,         December 31,
                                                1998              1997
                                          ----------------   ----------------
Finished equipment........................$       109.1      $       54.1
Replacement parts.........................        140.7              82.8
Work-in-process...........................         56.9              22.4
Raw materials and supplies................         88.6              72.8
                                          ----------------   ----------------
Net inventories...........................$       395.3      $      232.1
                                          ================   ================


NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                              June 30,         December 31,
                                                1998              1997
                                          -----------------  ----------------
Property, plant and equipment.............$       114.4      $       83.0
Less:  Accumulated depreciation...........        (34.7)            (35.2)
                                          -----------------  ----------------
Net property, plant and equipment.........$        79.7      $       47.8
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

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996, the Company was advised that the matter was being referred back to the audit division of the IRS. The IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through June 30, 1998 of approximately $101.0. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 10% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

NOTE G -- CONSOLIDATING FINANCIAL STATEMENTS

The New Senior Subordinated Notes are jointly and severally guaranteed by the following subsidiaries of the Company: Terex Cranes, Inc., PPM Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Terex Mining Equipment, Inc. and Payhauler Corp. (collectively the "Guarantors"). With the exception of PPM Cranes, Inc., which is 92.4% owned by Terex, each of the Guarantors is a wholly-owned subsidiary of the Company.

The following summarized condensed  consolidating  financial information for the
Company  segregates  the  financial   information  of  Terex  Corporation,   the
Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.

Wholly-owned Guarantors combine the operations of Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex Aerials, Inc., Terex-RO Corporation, Terex Mining Equipment, Inc. and Payhauler Corp. (collectively, "Wholly-owned Guarantors"). Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM of Australia Pty Ltd and PPM Far East Private Ltd) reported on an equity basis.

Non-Guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the New Senior Subordinated Notes. These subsidiaries include Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., P.P.M. S.A., P.P.M. S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM of Australia Pty Ltd., PPM Far East Private Ltd., O&K Mining GmbH, O&K Orenstein & Koppel Limited, O&K Orenstein & Koppel, Inc. (United States), O&K Orenstein & Koppel (South Africa) (Proprietary) Limited, O&K Orenstein & Koppel, Inc. (Canada), Orenstein & Koppel Australia Pty Ltd., O&K Far East Pte. Ltd. And Holland Lift International B.V.

Debt and goodwill allocated to subsidiaries are presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998
(in millions)

                                                        Wholly-                      Non-
                                            Terex        owned          PPM       guarantor   Intercompany
                                         Corporation   Guarantors   Cranes, Inc. Subsidiaries Eliminations Consolidated
                                         ------------ ------------ ------------ ------------- ------------ ------------
Net sales............................... $     65.0   $    107.2   $    23.3    $    196.2    $   (58.2)   $    333.5
   Cost of goods sold...................       54.6         87.0        20.7         167.5        (56.9)        272.9
                                         ------------ ------------ ------------ ------------- ------------ ------------
Gross profit............................       10.4         20.2         2.6          28.7         (1.3)         60.6
   Engineering, selling & administrative
     expenses...........................        4.9          5.7         0.9          15.9        ---            27.4
                                         ------------ ------------ ------------ ------------- ------------ ------------
Income (loss) from operations...........        5.5         14.5         1.7          12.8         (1.3)         33.2
  Interest income.......................        0.5        ---         ---             0.2        ---             0.7
  Interest expense......................       (5.5)        (1.9)       (1.3)         (3.5)       ---           (12.2)
  Income (loss) from equity investees...       20.6          3.5         0.1         ---          (24.2)        ---
  Other income (expense) - net..........       (0.4)       ---         ---            (0.3)       ---            (0.7)
                                         ------------ ------------ ------------ ------------- ------------ ------------
Income (loss) before income taxes and
  extraordinary items...................       20.7         16.1         0.5           9.2        (25.5)         21.0
  Provision for income taxes............       (0.1)       ---         ---            (0.3)       ---            (0.4)
                                         ------------ ------------ ------------ ------------- ------------ ------------
Income (loss) before extraordinary items       20.6         16.1         0.5           8.9        (25.5)         20.6
Extraordinary loss on retirement of debt      ---          ---         ---           ---          ---           ---
                                         ------------ ------------ ------------ ------------- ------------ ------------
Net income (loss).......................       20.6         16.1         0.5           8.9        (25.5)         20.6
  Less preferred stock accretion........      ---          ---          ---           ---          ---          ---
                                         ------------ ------------ ------------ ------------- ------------ ------------
Income (loss) applicable to common stock $     20.6   $     16.1   $     0.5    $      8.9    $   (25.5)   $     20.6
                                         ============ ============ ============ ============= ============ ============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED  JUNE 30, 1997
(in millions)

                                                         Wholly-                    Non-
                                            Terex        owned         PPM       guarantor   Intercompany
                                         Corporation   Guarantors  Cranes, Inc. Subsidiaries Eliminations Consolidated
                                         ------------ ------------ ------------ ------------ ------------ ------------
Net sales............................... $     47.9   $     93.6   $    22.2    $    95.0    $   (26.5)   $    232.2
   Cost of goods sold...................       41.3         77.0        19.6         81.8        (25.8)        193.9
                                         ------------ ------------ ------------ ------------ ------------ ------------
Gross profit............................        6.6         16.6         2.6         13.2         (0.7)         38.3
   Engineering, selling & administrative
     expenses...........................        3.6          5.9         1.2          8.5        ---            19.2
                                         ------------ ------------ ------------ ------------ ------------ ------------
Income from operations..................        3.0         10.7         1.4          4.7         (0.7)         19.1
  Interest income.......................        0.1        ---         ---          ---          ---             0.1
  Interest expense......................       (4.5)        (2.0)       (1.7)        (3.0)       ---           (11.2)
  Income (loss) from equity investees...        9.2          0.1         0.2        ---           (9.5)        ---
  Other income (expense) - net..........       (0.5)         0.2       ---            0.2        ---            (0.1)
                                         ------------ ------------ ------------ ------------ ------------ ------------
Income (loss) before income taxes and
  extraordinary items...................        7.3          9.0        (0.1)         1.9        (10.2)          7.9
  Provision for income taxes............      ---          ---         ---           (0.2)       ---            (0.2)
                                         ------------ ------------ ------------ ------------ ------------ ------------
Income (loss) before extraordinary items        7.3          9.0        (0.1)         1.7        (10.2)          7.7
Extraordinary loss on retirement of debt       (2.6)       ---         ---          ---          ---            (2.6)
                                         ------------ ------------ ------------ ------------ ------------ ------------
Net income (loss).......................        4.7          9.0        (0.1)         1.7        (10.2)          5.1
  Less preferred stock accretion........      ---           (0.4)      ---          ---          ---            (0.4)
                                         ------------ ------------ ------------ ------------ ------------ ------------
Income (loss) applicable to common stock $      4.7   $      8.6   $    (0.1)   $     1.7    $   (10.2)   $      4.7
                                         ============ ============ ============ ============ ============ ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     107.5   $     220.5   $     48.2    $    309.6    $    (91.7)   $     594.1
   Cost of goods sold...................        90.8         179.4         43.1         264.9         (89.5)         488.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        16.7          41.1          5.1          44.7          (2.2)         105.4
   Engineering, selling & administrative
     expenses...........................         9.5          12.7          1.7          24.5         ---             48.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         7.2          28.4          3.4          20.2          (2.2)          57.0
  Interest income.......................         0.5         ---          ---             0.3         ---              0.8
  Interest expense......................        (7.6)         (4.1)        (2.9)         (6.4)        ---            (21.0)
  Income (loss) from equity investees...         6.0           6.9         (0.2)        ---           (12.7)         ---
  Other income (expense) - net..........        (0.8)        ---           (0.1)         (0.3)        ---             (1.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         5.3          31.2          0.2          13.8         (14.9)          35.6
  Provision for income taxes............        (0.1)        ---          ---            (0.5)        ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items         5.2          31.2          0.2          13.3         (14.9)          35.0
Extraordinary loss on retirement of debt        (8.5)         (5.0)       (10.4)        (14.4)        ---            (38.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................        (3.3)         26.2        (10.2)         (1.1)        (14.9)          (3.3)
  Less preferred stock accretion........       ---           ---           ---           ---           ---           ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $      (3.3)  $      26.2   $    (10.2)   $     (1.1)   $    (14.9)   $      (3.3)
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED  JUNE 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      95.3   $     134.0   $     39.3    $    194.9    $    (55.0)   $     408.5
   Cost of goods sold...................        82.7         110.2         34.9         168.6         (53.7)         342.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        12.6          23.8          4.4          26.3          (1.3)          65.8
   Engineering, selling & administrative
     expenses...........................         7.7           7.9          1.9          15.8         ---             33.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from operations..................         4.9          15.9          2.5          10.5          (1.3)          32.5
  Interest income.......................         0.5         ---          ---             0.2         ---              0.7
  Interest expense......................        (8.8)         (2.6)        (3.4)         (5.9)        ---            (20.7)
  Income (loss) from equity investees...        15.2          (1.1)         0.3         ---           (14.4)         ---
  Other income (expense) - net..........        (0.9)          0.2         (0.1)          0.3         ---             (0.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        10.9          12.4         (0.7)          5.1         (15.7)          12.0
  Provision for income taxes............       ---           ---          ---            (0.4)        ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        10.9          12.4         (0.7)          4.7         (15.7)          11.6
Extraordinary loss on retirement of debt        (2.6)        ---          ---           ---           ---             (2.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................         8.3          12.4         (0.7)          4.7         (15.7)           9.0
  Less preferred stock accretion........        (0.1)         (0.7)       ---           ---           ---             (0.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $       8.2   $      11.7   $     (0.7)   $      4.7    $    (15.7)   $       8.2
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1998
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current Assets
     Cash and cash equivalents.......... $      36.7   $       0.5   $    ---      $      20.4   $    ---      $      57.6
     Trade receivables - net............        17.7          57.0         22.1          148.2        ---            245.0
     Intercompany receivables...........        14.4          17.8         12.8          115.1       (160.1)         ---
     Net inventories....................        61.3          71.0         26.2          241.6         (4.8)         395.3
     Other current assets...............         4.8           3.3          0.2           18.4        ---             26.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       134.9         149.6         61.3          543.7       (164.9)         724.6
   Long-Term Assets
     Property, plant & equipment - net..         6.0          20.1        ---             53.6        ---             79.7
     Investment in and advances
       to (from) subsidiaries...........        69.3        (116.5)        10.7          (80.5)       117.6          ---
     Goodwill - net.....................         4.9          98.1        ---             49.1        ---            152.1
     Other assets - net.................         9.7           6.5          1.5           15.6        ---             33.3
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Assets............................ $     224.8   $     157.8   $     73.5    $     581.5   $    (47.3)   $     989.7
                                         ============= ============= ============= ============= ============= =============

Liabilities And Stockholders' Equity
   (Deficit)
   Current Liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       8.2   $       4.9   $      0.8    $      13.2   $    ---      $      27.1
     Trade accounts payable.............        19.0          52.8          9.0          119.5        ---            200.3
     Intercompany payables..............        42.3          19.2         24.8           73.8       (160.1)         ---
     Accruals    and    other     current       29.5          17.2          9.0           68.5        ---            124.2
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        99.0          94.1         43.6          275.0       (160.1)         351.6
   Non-Current Liabilities
     Long-term debt less current portion        65.7          88.6         60.7          341.7        ---            556.7
     Other long-term liabilities........        14.0           2.9          1.3           17.7        ---             35.3
   Stockholders' equity (deficit).......        46.1         (27.8)       (31.5)         (52.9)       112.8           46.1
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Liabilities And Stockholders'
   Equity (Deficit)..................... $     224.8   $     157.8   $     73.5    $     581.5   $    (47.3)   $     989.7
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1997
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current Assets
     Cash and cash equivalents.......... $       5.6   $       0.1   $    ---      $      23.0   $    ---      $      28.7
     Trade receivables - net............        10.6          40.8         20.5           67.4        ---            139.3
     Intercompany receivables...........         4.3          19.5         12.6           45.6        (82.0)         ---
     Inventories - net..................        55.7          59.7         27.8           92.4         (3.5)         232.1
     Other current assets...............         3.5           2.5          0.1           20.3        ---             26.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        79.7         122.6         61.0          248.7        (85.5)         426.5
   Property, plant & equipment - net....         5.2          18.5        ---             24.1        ---             47.8
   Investment in and advances to
     (from)   subsidiaries..............       110.2        (129.6)         5.2         (100.6)       114.8          ---
   Goodwill - net.......................       ---            83.9        ---              4.5        ---             88.4
   Other assets - net...................         5.7          15.9          2.0            2.2        ---             25.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Assets............................ $     200.8   $     111.3   $     68.2    $     178.9   $     29.3    $     588.5
                                         ============= ============= ============= ============= ============= =============

Liabilities And Stockholders' Equity
   (Deficit)
   Current Liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.5   $       3.0   $      0.8    $      22.3   $    ---      $      26.6
     Trade accounts payable.............        24.3          37.8          7.4           68.6        ---            138.1
     Intercompany payables..............        21.0          21.3         19.9           19.8        (82.0)         ---
     Accruals and other current
       liabilities......................        26.0          14.8          9.6           21.0        ---             71.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        71.8          76.9         37.7          131.7        (82.0)         236.1
   Long-term debt less current portion..        62.6          82.3         51.3           77.3        ---            273.5
   Other long-term liabilities..........         6.8           6.1          0.9            5.5        ---             19.3
   Stockholders' equity (deficit).......        59.6         (54.0)       (21.7)         (35.6)       111.3           59.6
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Liabilities And Stockholders'
   Equity (Deficit)..................... $     200.8   $     111.3   $     68.2    $     178.9   $     29.3    $     588.5
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $      15.6   $       2.6   $     (2.0)   $    (31.3)   $    ---      $     (15.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................      (176.1)        ---          ---           ---           ---           (176.1)
   Capital expenditures.................        (0.5)         (2.5)        (0.1)         (3.2)        ---             (6.3)
   Proceeds from sale of excess assets..       ---             1.9        ---           ---           ---              1.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............      (176.6)         (0.6)        (0.1)         (3.2)        ---           (180.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......       254.4          85.8         58.6         109.8         ---            508.6
   Principal repayments of long-term debt      (38.3)        (20.1)       (47.9)        (63.5)        ---           (169.8)
   Net incremental borrowings
     (repayments) under revolving
     line of credit agreements..........       (17.6)        (64.1)       ---            (0.5)        ---            (82.2)
   Payment of premiums on early
     extinguishment of debt.............        (6.0)         (3.7)        (8.6)        (10.7)                       (29.0)
   Other................................       ---           ---          ---            (1.8)        ---             (1.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       192.5          (2.1)         2.1          33.3         ---            225.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        (0.4)          0.5        ---            (1.4)        ---             (1.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        31.1           0.4        ---            (2.6)        ---             28.9
Cash and cash equivalents, beginning of
   period...............................         5.6           0.1        ---            23.0         ---             28.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................ $      36.7   $       0.5   $    ---      $     20.4    $    ---      $      57.6
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $      79.6   $     (63.5)  $      0.7    $    (20.0)   $    ---      $      (3.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition  of  businesses,   net  of
     cash acquired......................       (97.2)        ---          ---           ---           ---            (97.2)
   Capital expenditures.................        (0.2)         (0.6)        (0.1)         (1.3)        ---             (2.2)
   Proceeds from sale of excess assets..       ---             0.8        ---           ---           ---              0.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net  cash   provided   by  (used  in)
      investing activities..............       (97.4)          0.2         (0.1)         (1.3)        ---            (98.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Redemption of preferred stock........       (45.4)        ---          ---           ---           ---            (45.4)
   Principal repayments of long-term debt      ---           ---           (0.6)        ---           ---             (0.6)
   Net incremental borrowings
     (repayments) under revolving line          20.6          63.8        ---            10.3         ---             94.7
     of credit agreement
   Other................................         0.8         ---          ---             1.0         ---              1.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       (24.0)         63.8         (0.6)         11.3         ---             50.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................       ---           ---          ---            (7.4)        ---             (7.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................       (41.8)          0.5        ---           (17.4)        ---            (58.7)
Cash and cash equivalents, beginning of
   period...............................        53.4           0.1        ---            18.5         ---             72.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................ $      11.6   $       0.6   $    ---      $      1.1    $    ---      $      13.3
                                         ============= ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)


                                                     For the Three Months Ended      For the Six Months
                                                              June 30,                 Ended June 30,
                                                     --------------------------- ---------------------------
                                                         1998          1997          1998          1997
                                                     ------------- ------------- ------------- -------------

Net sales............................................$     24.4    $     24.8    $     53.3    $     44.5
Cost of goods sold...................................      21.4          21.4          47.1          38.9
                                                     ------------- ------------- ------------- -------------

     Gross profit....................................       3.0           3.4           6.2           5.6

Engineering, selling and administrative expenses.....       1.2           1.6           2.3           2.5
                                                     ------------- ------------- ------------- -------------

     Income from operations..........................       1.8           1.8           3.9           3.1

Other income (expense):
     Interest expense................................      (1.2)         (1.8)         (3.0)         (3.6)
     Amortization of debt issuance costs.............      (0.1)         (0.1)         (0.2)         (0.2)
                                                     ------------- ------------- ------------- -------------

Income (loss) before income taxes and extraordinary
  items..............................................       0.5          (0.1)          0.7          (0.7)
Provision for income taxes...........................     ---           ---           ---           ---
                                                     ------------- ------------- ------------- -------------

Income (loss) before extraordinary items.............       0.5          (0.1)          0.7          (0.7)
Extraordinary loss on retirement of debt.............     ---           ---           (10.9)        ---
                                                     ------------- ------------- ------------- -------------

Net loss.............................................$      0.5    $     (0.1)   $    (10.2)   $     (0.7)
                                                     ============= ============= ============= =============


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                           June 30,         December 31,
                                                                             1998              1997
                                                                       ---------------- ------------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................$        0.4     $         0.2
   Trade accounts receivables (net of allowance of $0.7 at June 30,
     1998 and $0.7 at December 31,1997)................................        23.1              21.4
   Net inventories.....................................................        28.7              29.7
   Due from affiliates.................................................        14.4              14.0
   Prepaid expenses and other current assets...........................         0.3               0.2
                                                                       ---------------- ------------------
     Total current assets..............................................        66.9              65.5

   Property, plant and equipment - net.................................       ---               ---
   Goodwill - net......................................................        15.1              15.7
   Other assets - net..................................................         1.4               1.9
                                                                       ---------------- ------------------

Total assets...........................................................$       83.4     $        83.1
                                                                       ================ ==================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................$        9.0     $         7.4
   Accrued warranties and product liability............................         7.7               7.5
   Accrued expenses....................................................         1.5               2.3
   Due to affiliates...................................................        27.6              22.0
   Due to Terex Corporation............................................         3.7               9.8
   Current portion of long-term debt...................................         0.8               1.0
                                                                       ----------------------------------
     Total current liabilities.........................................        50.3              50.0
                                                                       ----------------------------------

Non-current liabilities:
   Long-term debt, less current portion................................        63.7              53.8
   Other non-current liabilities.......................................         0.9               1.0
                                                                       ----------------------------------
     Total non-current liabilities.....................................        64.6              54.8
                                                                       ----------------------------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......       ---               ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........       ---               ---
   Accumulated deficit.................................................       (31.6)            (21.4)
   Foreign currency translation adjustment.............................         0.1              (0.3)
                                                                       ----------------------------------
     Total shareholders' deficit.......................................       (31.5)            (21.7)
                                                                       ----------------------------------

Total liabilities and shareholders' deficit............................$       83.4     $        83.1
                                                                       ==================================

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                                    For the Six Months
                                                                                     Ended June 30,,
                                                                                ---------------------------
                                                                                    1998          1997
                                                                                ------------- -------------
OPERATING ACTIVITIES
   Net loss.....................................................................$   (10.2)    $    (0.7)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................      1.0           0.9
       Extraordinary loss on retirement of debt.................................     10.9         ---
       Other....................................................................      0.2         ---
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................     (1.7)         (4.6)
         Net inventories........................................................      1.0           2.9
         Prepaid expenses and other current assets..............................     (0.1)         ---
         Trade accounts payable.................................................      1.6           2.1
         Net amounts due to affiliates..........................................     (0.9)          1.1
         Other, net.............................................................     (0.8)         (0.6)
                                                                                ------------- -------------
           Net cash provided by operating activities............................      1.0           1.1
                                                                                ------------- -------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................     (0.1)         (0.1)
                                                                                ------------- -------------
     Net cash used in investing activities......................................     (0.1)         (0.1)
                                                                                ------------- -------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs..............     60.0         ---
   Net repayments under revolving line of credit agreements.....................     (0.2)        ---
   Principal repayments of long-term debt.......................................    (50.8)         (0.6)
   Payment of premiums on early extinguishment of debt..........................     (8.6)        ---
   Other........................................................................     (1.5)        ---
                                                                                ------------- -------------
     Net cash used in financing activities......................................     (1.1)         (0.6)
                                                                                ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      0.4          (0.2)
                                                                                ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................      0.2           0.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................      0.2           0.4
                                                                                ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................$     0.4     $     0.6
                                                                                ============= =============

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

                     (in millions unless otherwise denoted)


NOTE A -- DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PPM Cranes, Inc. (sometimes referred to as Terex Cranes - Conway Operations) (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic cranes and related spare parts.

On May 9, 1995 (the "date of acquisition"), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware Corporation which then owned 92.4% of the capital stock of PPM Cranes, Inc. Terex Cranes, Inc. is a Delaware corporation.

The condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE B -- INVENTORIES

Net inventories consist of the following:

                                            June 30,        December 31,
                                              1998              1997
                                        ----------------- -----------------
Finished equipment......................$         5.5     $       10.7
Replacement parts.......................         10.6              9.7
Work in process.........................          0.1              0.3
Raw materials and supplies..............         12.5              9.0
                                        ----------------- -----------------
                                        $        28.7     $       29.7
                                        ================= =================


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                June 30,        December 31,
                                                  1998              1997
                                            ----------------- -----------------
Property, plant and equipment...............$         0.1     $        0.1
Less:  Accumulated depreciation.............         (0.1)            (0.1)
                                            ----------------- -----------------
Net property, plant and equipment...........$       ---       $      ---
                                            ================= =================

NOTE D - REFINANCING

On March 6, 1998, Terex Corporation redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). The Company had $50.0 in principal of the Senior Secured Notes that were redeemed. Concurrently therewith, Terex Corporation also refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under Terex Corporation's new $500.0 global bank credit facility ("New Bank Credit Facility"). In connection with the repurchase of the Senior Secured Notes, the Company incurred an extraordinary loss of $10.9. This extraordinary loss was recorded in the first quarter of 1998.

The New Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125.0 (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. With limited exceptions, the obligations under the New Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of Terex Corporation, (ii) a pledge of 65% of the stock of the foreign subsidiaries of Terex Corporation and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting Terex Corporation's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimu interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, Terex Corporation has borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). As of June 30, 1998, the Company has $60.0 of borrowings outstanding pursuant to the Term B Loan. The outstanding principal amount of the Term A Loan currently bears interest, at Terex Corporation's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at Terex Corporation's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

On March 31, 1998, Terex Corporation issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "New Senior
Subordinated Notes"). The New Senior Subordinated Notes are jointly and severally guaranteed by Terex Corporation and its domestic subsidiaries, including PPM.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            (Dollar amounts are in millions, unless otherwise noted.)

Results of Operations

The Company currently operates in two industry segments: Terex Lifting and Terex Earthmoving.


Three Months Ended June 30, 1998 Compared with the Three Months Ended
  June 30, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations, by segment, for the three months ended June 30, 1998 and 1997.

                                                         Three Months Ended
                                                              June 30,
                                                     --------------------------     Increase
                                                         1998          1997        (Decrease)
                                                     ------------- ------------  --------------
NET SALES
   Terex Lifting.....................................$    191.2    $     155.3   $      35.9
   Terex Earthmoving.................................     140.8           75.4          65.4
   General/Corporate/Eliminations....................       1.5            1.5         ---
                                                     ------------- ------------  --------------
     Total...........................................$    333.5    $     232.2   $     101.3
                                                     ============= ============  ==============

GROSS PROFIT
   Terex Lifting.....................................$     32.5    $      25.1   $       7.4
   Terex Earthmoving.................................      27.8           12.8          15.0
   General/Corporate/Eliminations....................       0.3            0.4          (0.1)
                                                     ------------- ------------- --------------
     Total...........................................$     60.6    $      38.3   $      22.3
                                                     ============= ============= ==============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................$     11.0    $      12.3   $      (1.3)
   Terex Earthmoving.................................      15.8            6.4           9.4
   General/Corporate/Eliminations....................       0.6            0.5           0.1
                                                     ------------- ------------- --------------
     Total...........................................$     27.4    $      19.2   $       8.2
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Lifting.....................................$     21.5    $      12.8   $       8.7
   Terex Earthmoving.................................      12.0            6.4           5.6
   General/Corporate/Eliminations....................      (0.3)          (0.1)         (0.2)
                                                     ------------- ------------- --------------
     Total...........................................$     33.2    $      19.1   $      14.1
                                                     ============= ============= ==============


     Net Sales

Sales increased $101.3, or approximately 44%, to $333.5 for the three months ended June 30, 1998 over the comparable 1997 period, primarily reflecting the sales of approximately $65 at the businesses acquired in 1998, and increased sales of $35.9 for Terex Lifting.

Terex Lifting's sales were $191.2 for the three months ended June 30, 1998, an increase of $35.9 from $155.3 for the three months ended June 30, 1997. A significant amount of the increased sales were from the Terex Cranes-Waverly Operations and in Europe in both cranes and aerial devices. Terex Lifting's backlog was $192.9 at June 30, 1998, compared to $145.0 at June 30, 1997 and $186.5 at December 31, 1997. Backlog does not include any significant parts orders which are normally filled in the period ordered. The sales mix was approximately 10% parts for the three months ended June 30, 1998 compared to approximately 13% parts for the comparable 1997 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales.

Terex Earthmoving's sales increased $65.4 to $140.8 for the three months ended June 30, 1998 from $75.4 for the three months ended June 30, 1997. The increase in sales was primarily due to approximately $63 of sales at businesses acquired in 1998. Parts sales generally have higher gross margins than machine sales. The sales mix was approximately 30% parts for the three months ended June 30, 1998 compared to 34% parts for the comparable 1997 period, due to a higher level of machine sales. Backlog was $61.0 at June 30, 1998 compared to $30.3 at December 31, 1997 and $42.0 at June 30, 1997. Backlog at companies acquired in 1998 was $36.7.

Net sales for corporate in the three months ended June 30, 1998 and 1997 are service revenues of $1.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended June 30, 1998 increased $22.3, or 58%, to $60.6 as compared to $38.3 for the three months ended June 30, 1997. The gross profit increased at both Terex Lifting and Terex Earthmoving.

Terex Lifting's gross profit increased $7.4 to $32.5 for the three months ended June 30, 1998, compared to $25.1 for the three months ended June 30, 1997. The increase was due to the increase in sales, and to an increase in gross margin percentage. The gross margin percentage at Terex Lifting was 17.0% for the three months ended June 30, 1998 versus 16.2% for the comparable 1997 period, primarily due to reduced costs.

Terex Earthmoving's gross profit increased $15.0 to $27.8 for the three months ended June 30, 1998 compared to $12.8 for the three months ended June 30, 1997. The increase in gross profit was primarily due to the increased sales during the 1998 second quarter, principally from the results of the 1998 acquisitions of O&K Mining and Payhauler which provided almost $12 of gross profit for the quarter. Additionally, for the existing businesses there were increased manufacturing efficiencies and an increased share of higher margin Terex product line machines. The gross margin percentage at Terex Earthmoving was 19.7% for the three months ended June 30, 1997 as compared to 17.0% for the three months ended June 30, 1997.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $27.4 for the three months ended June 30, 1998 from $19.2 for the three months ended June 30, 1997, reflecting the effect of the businesses acquired in 1998.

Terex Lifting's engineering, selling and administrative expenses as a percentage of sales decreased to 5.8% for the three months ended June 30, 1998 as compared to 7.9% for the comparable 1997 period. The engineering, selling and administrative expenses decreased to $11.0 for the three months ended June 30, 1998 from $12.3 for the three months ended June 30, 1997, reflecting the results of cost savings initiatives implemented at businesses acquired in 1997 as well as increased efficiency at the existing facilities.

Terex Earthmoving's engineering, selling and administrative expenses increased $9.4 to $15.8 for the three months ended June 30, 1998, as compared to $6.4 for the same period in 1997. Substantially all the increase relates to the effect of the acquisition of O&K Mining and Payhauler in 1998. Engineering, selling and administrative expenses as a percentage of sales increased to 11.2% for the three months ended June 30, 1998, from 8.5% for the comparable 1997 period, principally due to the effect of the businesses acquired in 1998.

     Income from Operations

On a consolidated basis, the Company had operating income from continuing operations of $33.2, or 10.0% of sales, for the three months ended June 30, 1998, compared to operating income of $19.1, or 8.2% of sales, for the three months ended June 30, 1997, for the reasons mentioned above.

Terex Lifting's income from operations of $21.5 for the three months ended June 30, 1998 increased by $8.7 over the three months ended June 30, 1997, primarily due to increased revenues, the effect of cost control initiatives implemented at the businesses acquired in 1997, and continued strong performance by PPM Europe and Terex Cranes - Waverly Operations.

Terex Earthmoving's income from operations increased by $5.6 to $12.0 for the three months ended June 30, 1998 from $6.4 for the three months ended June 30, 1997, primarily due to the results of O&K Mining and Payhauler acquired in 1998 and improved gross margin percentages at the rest of Earthmoving.

                                       24
     Other Income (Expense)

During the three months ended June 30, 1998, the Company's interest expense increased $1.0 to $12.2 from $11.2 for the comparable 1997 period. This increase was primarily due to higher debt levels, related to the acquisition of O&K Mining in the three months ended June 30, 1998 versus the comparable period in 1997. Although debt levels increased during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997, the average interest rate on the debt declined due to the redemption of the Company's 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.

Other income (expense) for the three months ended June 30, 1998 was primarily amortization of debt issue costs.

Six Months Ended June 30, 1998 Compared with the Six Months Ended June 30, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, income from operations, by segment, for the six months ended June 30, 1998 and 1997.

                                              Six Months Ended
                                                  June 30,
                                         -------------------------    Increase
                                             1998         1997       (Decrease)
                                         ------------ ------------ ------------
NET SALES
   Terex Lifting.........................$   373.7    $    252.4   $    121.3
   Terex Earthmoving.....................    217.4         153.1         64.3
   General/Corporate/Eliminations........      3.0           3.0        ---
                                         ------------ ------------ ------------
     Total...............................$   594.1    $    408.5   $    185.6
                                         ============ ============ ============

GROSS PROFIT
   Terex Lifting.........................$    62.6    $     39.4   $     23.2
   Terex Earthmoving.....................     42.2          25.6         16.6
   General/Corporate/Eliminations........      0.6           0.8         (0.2)
                                         ------------ -----------  ------------
     Total...............................$   105.4    $     65.8   $     39.6
                                         ============ ===========  ============

ENGINEERING, SELLING AND ADMINISTRATIVE
  EXPENSES
   Terex Lifting.........................$     22.7   $     19.1   $      3.6
   Terex Earthmoving.....................      23.6         12.9         10.7
   General/Corporate/Eliminations........       2.1          1.3          0.8
                                         ------------ ------------ ------------
     Total...............................$     48.4   $     33.3   $     15.1
                                         ============ ============ ============

INCOME FROM OPERATIONS
   Terex Lifting.........................$     39.9   $     20.3   $     19.6
   Terex Earthmoving.....................      18.6         12.7          5.9
   General/Corporate/Eliminations........      (1.5)        (0.5)        (1.0)
                                         ------------ ------------ ------------
     Total...............................$     57.0   $     32.5   $     24.5
                                         ============ ============ ============


     Net Sales

Sales increased $185.6, or approximately 45%, to $594.1 for the six months ended June 30, 1998 over the comparable 1997 period, primarily reflecting the sales of approximately $139 at the businesses acquired in 1998 and 1997, an increase of $19.2 in second quarter sales at businesses acquired in 1997, and increased sales of $41.6 for Terex Lifting, excluding acquisitions.

Terex Lifting's sales were $373.7 for the six months ended June 30, 1998, an increase of $121.3 from $252.4 for the six months ended June 30, 1997, reflecting approximately $75 in the first quarter of 1998 for businesses not owned in the first quarter of 1997. A significant amount of the increased sales were from the Terex Cranes-Waverly Operations and in Europe in both cranes and aerial devices. Terex Lifting's backlog was $192.9 at June 30, 1998, compared to $145.0 at June 30, 1997 and $186.5 at December 31, 1997. The sales mix was approximately 10% parts for the six months ended June 30, 1998 compared to approximately 14% parts for the comparable 1997 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales.

Terex Earthmoving's sales increased $64.3 to $217.4 for the six months ended June 30, 1998 from $153.1 for the six months ended June 30, 1997. The increase in sales was primarily due to the results of the businesses acquired in 1998. Parts sales generally have higher gross margins than machine sales. The sales mix was approximately 30% parts for the six months ended June 30, 1998 compared to 32% parts for the comparable 1997 period. Backlog was $61.0 at June 30, 1998 compared to $30.3 at December 31, 1997 and $42.0 at June 30, 1997.

Net sales for corporate in the six months ended June 30, 1998 and 1997 are service revenues of $3.0 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the six months ended June 30, 1998 increased $39.6, or 60%, to $105.4 as compared to $65.8 for the six months ended June 30, 1997. The gross profit increased at both Terex Lifting and Terex Earthmoving.

Terex Lifting's gross profit increased $23.2 to $62.6 for the six months ended June 30, 1998, compared to $39.4 for the six months ended June 30, 1997. The increase was due to the increase in sales, and to an increase in gross margin percentage. The gross margin percentage at Terex Lifting was 16.8% for the six months ended June 30, 1998 versus 15.6% for the comparable 1997 period.

Terex Earthmoving's gross profit increased $16.6 to $42.2 for the six months ended June 30, 1998 compared to $25.6 for the six months ended June 30, 1997. The increase in gross profit was primarily due to the increased sales during the six months ended June 30, 1998, principally from the results of the 1998 acquisitions of O&K Mining and Payhauler which provided almost $14 of gross profit for the period. Additionally, for the existing businesses there were increased manufacturing efficiencies and an increased share of higher margin Terex product line machines. The gross margin percentage at Terex Earthmoving was 19.4% for the six months ended June 30, 1997 as compared to 16.7% for the six months ended June 30, 1997.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $48.4 for the six months ended June 30, 1998 from $33.3 for the six months ended June 30, 1997, reflecting the effect of the businesses acquired in 1997 and 1998.

Terex Lifting's engineering, selling and administrative expenses as a percentage of sales decreased to 6.1% for the six months ended June 30, 1998 as compared to 7.6% for the comparable 1997 period. The engineering, selling and administrative expenses increased to $22.7 for the six months ended June 30, 1998 from $19.1 for the six months ended June 30, 1997, due to the effect of the businesses acquired in 1997, which were partially offset by reflecting the results of cost savings initiatives implemented at businesses acquired in 1997 as well as increased efficiency at the existing facilities.

Terex Earthmoving's engineering, selling and administrative expenses increased $10.7 to $23.6 for the six months ended June 30, 1998, as compared to $12.9 for the same period in 1997. Substantially all the increase relates to the effect of the acquisition of O&K Mining and Payhauler in 1998. Engineering, selling and administrative expenses as a percentage of sales increased to 10.9% for the six months ended June 30, 1998, from 8.4% for the comparable 1997 period, principally due to the effect of the businesses acquired in 1998.

     Income from Operations

On a consolidated basis, the Company had operating income from continuing operations of $57.0, or 9.6% of sales, for the six months ended June 30, 1998, compared to operating income of $32.5, or 8.0% of sales, for the six months ended June 30, 1997, for the reasons mentioned above.

Terex Lifting's income from operations of $39.9 for the six months ended June 30, 1998 increased by $19.6 over the six months ended June 30, 1997, primarily due to increased revenues, and the effect of cost control initiatives implemented at the businesses acquired in 1997 and continued strong performance by Terex Cranes - Waverly Operations and improvements at Terex Cranes - Conway Operations and PPM Europe.

Terex Earthmoving's income from operations increased by $5.9 to $18.6 for the six months ended June 30, 1998 from $12.7 for the six months ended June 30, 1997, primarily due to the results of O&K Mining and Payhauler acquired in 1998 and improved gross margin percentages at the rest of Earthmoving, which offset the impact of lower sales at Unit Rig.

                                       26
     Other Income (Expense)

During the six months ended June 30, 1998, the Company's interest expense increased slightly to $21.0 from $20.7 for the comparable 1997 period. This increase was primarily due to higher debt levels, related to the March 31, 1998 acquisition of O&K Mining, in the six months ended June 30, 1998 versus the comparable period in 1997. Although debt levels increased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, the average interest rate on the debt declined due to the redemption of the Company's 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.

Other income (expense) for the six months ended June 30, 1998 was primarily amortization of debt issue costs.

     Extraordinary Items

The Company recorded a charge of $38.3 in the six months ended June 30, 1998 to recognize a loss on the early extinguishment of debt in connection with the redemption of its 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $15.1 was used by operating activities during the six months ended June 30, 1998. $64.0 was provided by operating results plus depreciation and amortization, and approximately $63 was invested in working capital during the period primarily to support the increase in business activity. Net cash used in investing activities was $180.5 during the six months ended June 30, 1998, primarily related to the purchases of O&K Mining, Payhauler and Holland Lift. Net cash provided by financing activities was $225.8 during the six months ended June 30, 1998. Cash was provided by the net proceeds from the issuance of the New Senior Subordinated Notes and additional borrowings from the New Bank Credit Facility. Cash was used in the redemption or defeasance of the remainder of the Senior Secured Notes. Cash and cash equivalents totaled $57.6 at June 30, 1998.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof.

Including the  acquisitions of O&K Mining,  American Crane (as described in Item
5), Holland Lift and Payhauler, during the past several years the Company has invested approximately $394 to strengthen its core businesses through seven strategic acquisitions. The Company expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. As with its previous acquisitions, Terex will continue to pursue strategic acquisitions which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.

As discussed in Note C of the notes to the interim condensed consolidated financial statements, on March 6, 1998 the Company refinanced its then existing credit facility and redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under the Company's New Bank Credit Facility. In connection with the refinancing of the Company's then existing credit facility and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.4, respectively. These extraordinary charges were recorded in the first quarter of 1998. The total funds paid at the redemption were $202.2 ($166.7 principal, $28.7 redemption premium and $6.8 accrued interest).

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

As of June 30, 1998, the Company's balance outstanding under the New Credit Facility totaled $27.3, letters of credit issued under the New Credit Facility totaled $11.1, and the additional amount the Company could have borrowed under the New Credit Facility was $86.6.

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


CONTINGENCIES AND UNCERTAINTIES

The Internal Revenue Service (the "IRS") is currently examining the Company's Federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996 the Company was advised that the matter was being referred back to the audit division of the IRS. The IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through June 30, 1998 of approximately $101.0. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 10% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

The Company is working to identify and assess the potential impact of the year 2000, both internally and as it relates to third parties, on the Company which is attributable to the fact that many computer programs use only two digits to identify a year in a date field. The Company utilizes a number of financial and operational computerized information systems. Each of these systems is being reviewed and, where required, new or updated systems have been, or are being, developed and implemented on a schedule intended to permit the Company's computer systems and products to continue to function properly after the year 2000. However, the Company has not completed its assessment of the impact of the year 2000 on all of its computer systems and products, nor its determination of whether third parties with whom the Company has material relationships are year 2000 compliant. Based on the information obtained to date, the Company currently believes that the cost of addressing this issue will not have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company's schedule for assessment of the cost and financial impact of identifying and for resolving any year 2000 issues are based on management's estimates, which include assumptions of future events, including actions to be taken by third parties not within the control of the Company. The Company could be adversely impacted by year 2000 issues if the conversion schedule and cost assumptions for its internal systems are not met, or if suppliers, customers and other third parties upon which it relies are unable to address this issue successfully in a timely manner. The Company continues to assess these risks, and intends to devote all resources reasonably required to resolve in a timely manner any significant issues identified.

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

Item 2.       Changes in Securities and Use of Proceeds
Not applicable.

Item 3.       Defaults Upon Senior Securities
Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 19, 1998, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on April 6, 1998 voted to approve each of the six proposals included in the Company's proxy statement as follows:

Proposal 1: To elect seven  directors to hold office for one year or until their successors are duly elected and qualified:
                                                                         Broker
                                  Affirmative   Negative  Abstentions  Non-Votes
                                  -----------   --------  -----------  ---------

   Ronald M. DeFeo                17,321,715     200,412
   G. Chris Andersen              17,322,080     200,047
   William H. Fike                17,322,080     200,047
   Dr. Donald P. Jacobs           17,321,830     200,247
   Bruce I. Raben                 17,322,080     200,047
   Marvin B. Rosenberg            17,321,765     200,362
   David A. Sachs                 17,322,080     200,047

Proposal 2: To ratify the selection of Price Waterhouse LLP as independent accountants of the Company for 1998:

                                  17,503,521       8,134     10,472

Proposal 3: To amend the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, the Company is authorized to issue to 150,000,000 shares:

                                  12,692,930   4,819,645      9,552

Proposal 4: To amend the Company's Restated Certificate of Incorporation to increase the number of shares of Preferred Stock, the Company is authorized to issue to 50,000,000 shares:

                                   7,582,414   6,009,383     12,282    3,918,048

Proposal 5: To approve the Terex Corporation Annual Incentive Compensation
     Plan:

                                  13,143,300     434,799     25,980    3,918,048

Proposal 6: To approve  an amendment to  the 1996  Terex  Corporation  Long-Term
     Incentive Plan to increase the number of shares of the Company's Common Stock available for issuance:

                                  17,154,841     343,588     23,698

Item 5.       Other Information

Shareholder Proposals

Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after February 22, 1999.

Recent Developments

See Notes B and C of the Notes to the Condensed Consolidated Financial Statement in Part I for information on the acquisitions of O&K Mining GmbH, Payhauler and Holland Lift and refinancing activities.

On July 31, 1998, the Company purchased all of the outstanding capital stock of The American Crane Corporation ("American Crane"), based in Wilmington, North Carolina. The purchase price of the capital stock was approximately $10.8, payable $4.6 in cash, $4.7 in non-interest bearing deferred payments and an amount not to exceed $1.5 from the net proceeds of the subsequent sale of excess real estate. Prior to the acquisition, American Crane had approximately $9.1 in outstanding debt, approximately $4.1 of which was repaid by American Crane at the closing with funds provided by the Company.

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainties. In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others, the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the success of the integration of acquired businesses; the retention of key management; foreign currency fluctuations; pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; continued use of net operating loss carryovers and other factors. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K

              (a) The following exhibits have been filed as part of this Form 10-Q:

                  Exhibit No.
                      11.1 Computation of earnings per share
                      27                Financial data schedule

              (b) Reports on Form 8-K.

                  A report on Form 8-K dated March 31, 1998 was filed on June 11, 1998 reporting the Company's completion of the purchase of all outstanding shares of O&K Mining GmbH.

                  Amendment number 1 to a report on Form 8-K/A dated March 31, 1998 was filed on June 11, 1998. The amendment disclosed that the financial statements and pro forma financial information required to be filed in connection with the purchase of all outstanding shares of O&K Mining GmbH would be filed within six months of the Company's year end.

                  Amendment number 2 to a report on Form 8-K dated March 31, 1998 was filed on April 7, 1998. The amendment provided the financial statements and pro forma financial information required to be filed in connection with the purchase of all outstanding shares of O&K Mining GmbH.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEREX CORPORATION
                                          (Registrant)


Date:  August 14, 1998                /s/ Joseph F. Apuzzo
                                          Joseph F. Apuzzo
                                          Vice President Finance and Controller
                                          (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



       Exhibit No.
     --------------

      Exhibit 11.1            Computation of Earnings per Share

      Exhibit 27              Financial Data Schedule

                                                                  EXHIBIT 11.1
                                                                  (Page 1 of 2)

                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)

                                                                   Three Months              Six Months
                                                                  Ended June 30,           Ended June 30,
                                                              ------------------------ -----------------------
                                                                 1998        1997         1998        1997
                                                              ----------- ------------ ----------- -----------
BASIC:

Income before extraordinary items.............................$    20.6   $     7.7    $   35.0    $    11.6
    Less:  Accretion of Preferred Stock.......................    ---          (0.4)      ---           (0.8)
                                                              ----------- ------------ ----------- -----------

Income before extraordinary items applicable to
  common stock................................................     20.6         7.3        35.0         10.8
    Extraordinary loss on retirement of debt..................    ---          (2.6)      (38.3)        (2.6)
                                                              ----------- ------------ ----------- -----------

Net income (loss) applicable to common stock..................$    20.6   $     4.7    $    3.3    $     8.2
                                                              =========== ============ =========== ===========


Weighted average shares outstanding...........................     20.7        13.6        20.6         13.4
                                                              =========== ============ =========== ===========


Basic income (loss) per common share

    Income before extraordinary items.........................$    1.00   $    0.54    $   1.70    $    0.80
       Extraordinary loss on retirement of debt...............   ---          (0.19)      (1.86)       (0.19)
                                                              ----------- ------------ ----------- -----------

    Net income (loss).........................................$    1.00   $    0.35    $  (1.16)   $    0.61
                                                              =========== ============ =========== ===========

                                                                  EXHIBIT 11.1
                                                                  (Page 2 of 2)


                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)

                                                                   Three Months              Six Months
                                                                  Ended June 30,           Ended June 30,
                                                              ------------------------ -----------------------
                                                                 1998        1997         1998        1997
                                                              ----------- ------------ ----------- -----------
DILUTED:

Income before extraordinary items.............................$    20.6   $     7.7    $   35.0    $    11.6
     Less:  Accretion of Preferred Stock......................    ---          (0.4)      ---           (0.8)
                                                              ----------- ------------ ----------- -----------

Income before extraordinary items applicable to common stock..
                                                                   20.6         7.3        35.0         10.8
     Extraordinary loss on retirement of debt.................    ---          (2.6)      (38.3)        (2.6)
                                                              ----------- ------------ ----------- -----------

Income (loss) applicable to common stock......................     20.6         4.7        (3.3)         8.2
Add:  Accretion of Preferred Stock assumed converted
   at beginning of period.....................................    ---        ---(a)        ---        ---(a)
                                                              ----------- ------------ ----------- -----------

Net income (loss) applicable to common stock..................$    20.6   $     4.7    $   (3.3)   $     8.2
                                                              =========== ============ =========== ===========


Weighted average shares outstanding during the period.........     20.7        13.6        20.6         13.4
Assumed exercise of warrants..................................      0.1         0.4         0.2          0.5
Assumed conversion of Preferred Stock.........................    ---        ---(a)        ---        ---(a)
Assumed exercise of stock options.............................      0.8         0.8         0.8          0.7
Assumed exercise of equity rights.............................      0.8         0.4         0.7          0.3
                                                              ----------- ------------ ----------- -----------

Diluted shares outstanding....................................     22.4        15.2        22.3         14.9
                                                              =========== ============ =========== ===========


Diluted income (loss) per common share:
     Income before extraordinary items........................$    0.92   $    0.48    $   1.57    $   (0.72)
       Extraordinary loss on retirement of debt...............   ---          (0.17)      (1.72)       (0.17)
                                                              ----------- ------------ ----------- -----------

     Net income (loss)........................................$    0.92   $    0.31    $  (0.15)   $    0.55
                                                              =========== ============ =========== ===========

(a)  Excluded from the computation because the effect is anti-dilutive.