Form 10-Q
period 1998-09-30
TEREX CORP
filed 1998-11-16
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M  10-Q


(Mark One)

     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                YES X    NO _____


        Number of outstanding shares of common stock: 20.8 million as of
                               November 2, 1998.


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

                          State or other jurisdiction of       I.R.S. employer
 Guarantor                incorporation or organization    identification number

Terex Cranes, Inc.                    Delaware                   06-1513089
PPM Cranes, Inc.                      Delaware                   39-1611683
Koehring Cranes, Inc.                 Delaware                   06-1423888
Terex-Telelect, Inc.                  Delaware                   41-1603748
Terex-RO Corporation                  Kansas                     44-0565380
Terex Aerials, Inc.                   Wisconsin                  39-1028686
Terex Mining Equipment, Inc.          Delaware                   06-1503634
Payhauler Corp.                       Illinois                   36-3195008
American Crane Corporation            North Carolina             56-1570091

                                                                       Page No.
PART I     FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements

 TEREX CORPORATION
    Condensed Consolidated Statement of Operations --
        Three months and nine months ended
          September 30, 1998 and 1997........................................3
    Condensed Consolidated Balance Sheet --
        September 30, 1998 and December 31, 1997.............................4
    Condensed Consolidated Statement of Cash Flows --
        Nine months ended September 30, 1998 and 1997........................5
    Notes to Condensed Consolidated Financial Statements --
        September 30, 1998...................................................6

 PPM CRANES, INC.
    Condensed Consolidated Statement of Operations --
        Three and nine months ended September 30, 1998 and 1997.............17
    Condensed Consolidated Balance Sheet -- September 30, 1998
        and December 31, 1997...............................................18
    Condensed Consolidated Statement of Cash Flows --
        Nine months ended September 30, 1998 and 1997.......................19
    Notes to Condensed Consolidated Financial Statements --
        September 30, 1998..................................................20

Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................22

PART II    OTHER INFORMATION

 Item 1  Legal Proceedings..................................................30
 Item 2  Changes in Securities and Use of Proceeds..........................30
 Item 3  Defaults Upon Senior Securities....................................30
 Item 4  Submission of Matters to a Vote of Security Holders................30
 Item 5  Other Information..................................................30
 Item 6  Exhibits and Reports on Form 8-K...................................31

SIGNATURES  ................................................................32

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                 For the Three Months        For the Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                              --------------------------- ---------------------------
                                                                  1998          1997          1998          1997
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    318.7    $    214.1    $    912.8    $     622.6
Cost of goods sold............................................     260.0         177.1         748.7          519.8
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................      58.7          37.0         164.1          102.8
Engineering, selling and administrative expenses..............      26.0          17.8          74.4           51.1
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................      32.7          19.2          89.7           51.7

Other income (expense):
     Interest income..........................................       0.7           0.1           1.5            0.8
     Interest expense.........................................     (12.6)         (9.6)        (33.6)         (30.3)
     Other income (expense) - net.............................      (0.8)         (1.0)         (2.0)          (1.5)
                                                              ------------- ------------- ------------- -------------

Income before income taxes and extraordinary items............      20.0           8.7          55.6           20.7
Provision for income taxes....................................      (0.3)        ---            (0.9)          (0.4)
                                                              ------------- ------------- ------------- -------------

Income before extraordinary items.............................      19.7           8.7          54.7           20.3
Extraordinary loss on retirement of debt......................     ---           (12.2)        (38.3)         (14.8)
                                                              ------------- ------------- ------------- -------------

Net income (loss).............................................      19.7          (3.5)         16.4            5.5
Less preferred stock accretion................................     ---            (0.4)        ---             (1.2)

                                                              ------------- ------------- ------------- -------------

Income (loss) applicable to common stock......................$     19.7    $     (3.9)   $     16.4    $       4.3
                                                              ============= ============= ============= =============


EARNINGS PER SHARE:
    Basic
      Income before extraordinary items.......................$     0.95    $     0.47    $     2.64    $      1.28
      Extraordinary loss on retirement of debt................    ---            (0.68)        (1.85)         (0.99)
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$     0.95    $    (0.21)   $     0.79    $      0.29
                                                              ============= ============= ============= =============
    Diluted
      Income before extraordinary items.......................$     0.88    $     0.43    $     2.44    $      1.16
      Extraordinary loss on retirement of debt................    ---            (0.63)        (1.71)         (0.90)
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$     0.88    $    (0.20)   $     0.73    $      0.26
                                                              ============= ============= ============= =============

Weighted average number of common and common equivalent shares outstanding in per share calculation
  (See Exhibit 11.1)

        Basic.................................................     20.8          17.8          20.7           14.9
        Diluted...............................................     22.5          19.4          22.4           16.4

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                          September 30,     December 31,
                                                                                               1998             1997
                                                                                        ----------------  ----------------
ASSETS
Current assets
     Cash and cash equivalents..........................................................$        38.8     $        28.7
     Trade receivables (net of allowance of $5.7 at September 30, 1998
       and $4.5 at December 31, 1997)...................................................        278.5             139.3
     Net inventories....................................................................        430.5             232.1
     Other current assets...............................................................         23.2              26.4
                                                                                        ----------------- -----------------
         Total current assets...........................................................        771.0             426.5
Long-term assets
     Property, plant and equipment - net................................................         89.6              47.8
     Goodwill - net.....................................................................        171.5              88.4
     Other assets - net.................................................................         38.7              25.8
                                                                                        ----------------- -----------------

Total assets                                                                            $     1,070.8     $       588.5
                                                                                        ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable and current portion of long-term debt................................$        36.9     $        26.6
     Trade accounts payable.............................................................        196.1             138.1
     Accrued compensation and benefits..................................................         20.6              16.4
     Accrued warranties and product liability...........................................         37.5              25.3
     Other current liabilities..........................................................         79.7              29.7
                                                                                        ----------------- -----------------
         Total current liabilities......................................................        370.8             236.1
Non current liabilities
     Long-term debt, less current portion...............................................        576.8             273.5
     Other..............................................................................         42.1              19.3

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock..................................................          0.8               0.8
     Equity rights......................................................................          3.1               3.2
     Common stock, $.01 par value - authorized 30.0 shares;
       issued and  outstanding  20.8 at September  30, 1998 and 20.5
       at December 31, 1997.............................................................          0.2               0.2
     Additional paid-in capital.........................................................        178.9             178.7
     Accumulated deficit................................................................        (99.0)           (115.4)
     Pension liability adjustment.......................................................         (1.8)             (1.8)
     Cumulative translation adjustment..................................................         (1.1)             (6.1)
                                                                                        ----------------- -----------------
         Total stockholders' equity.....................................................         81.1              59.6
                                                                                        ----------------- -----------------

Total liabilities and stockholders' equity..............................................$     1,070.8     $       588.5
                                                                                        ================= =================

  The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)


                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   ---------------------------
                                                                                       1998          1997
                                                                                   ------------- -------------
OPERATING ACTIVITIES
   Net income (loss)...............................................................$     16.4    $       5.5
   Adjustments to reconcile net income to cash used in operating activities:
        Depreciation...............................................................       7.4            5.8
        Amortization...............................................................       5.1            4.6
        Extraordinary loss on retirement of debt...................................      38.3          ---
        Other, net.................................................................     ---              5.0
        Changes in operating assets and liabilities (net of effects of acquisitions):
          Trade receivables........................................................     (78.0)         (21.9)
          Net inventories..........................................................     (55.8)          (6.3)
          Trade accounts payable...................................................      18.1           (8.4)
          Accrued compensation and benefits........................................       5.5           (3.3)
          Other, net...............................................................       3.9           (0.8)
                                                                                   ------------- -------------
             Net cash provided by (used in) operating activities...................     (39.1)         (19.8)
                                                                                   ------------- -------------


INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired.................................    (184.9)         (97.2)
   Capital expenditures............................................................      (7.3)          (9.1)
   Proceeds from sale of excess assets.............................................       2.0            6.7
                                                                                   ------------- -------------
             Net cash provided by (used in) investing activities...................    (190.2)         (99.6)
                                                                                   ------------- -------------


FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs.................     513.6          ---
   Redemption of preferred stock...................................................     ---            (45.4)
   Principal repayments of long-term debt..........................................    (170.3)         (83.9)
   Net incremental borrowings under revolving line of credit agreements............     (71.6)          87.0
   Payment of premiums on early extinguishment of debt.............................     (29.0)         ---
   Issuance of common stock........................................................     ---            104.6
   Other...........................................................................      (1.8)          (1.5)
                                                                                   ------------- -------------
             Net cash provided by (used in) financing activities...................     240.9           60.8
                                                                                   ------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS.......................................................      (1.5)          (6.7)
                                                                                   ------------- -------------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS................................................................      10.1          (65.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................      28.7           72.0
                                                                                   ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................$     38.8    $       6.7
                                                                                   ============= =============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1997, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Total non-shareowner changes in equity include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended September 30, 1998 and September 30, 1997, and the nine months ended September 30, 1998 and September 30, 1997, total non-shareowner changes in equity were $35.5, $(6.0), $21.4 and $(4.3), respectively.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.


NOTE B -- ACQUISITIONS

On January 5, 1998, the Company completed the purchase of Payhauler Corp. ("Payhauler"). Payhauler, which is part of the Terex Earthmoving segment, manufactures four-wheel drive off-highway trucks at its facility in Batavia, Illinois.

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

On May 4, 1998, the Company completed the purchase of Holland Lift International B.V. ("Holland Lift"). Holland Lift, which is part of the Terex Lifting segment, manufactures aerial work platforms at its facility in the Netherlands.

On July 31,  1998,  the Company  completed  the  acquisition  of American  Crane
Corporation ("American Crane"). American Crane, which is part of the Terex Lifting segment, manufactures lattice boom cranes at its facility in Wilmington, North Carolina.

The Payhauler, O&K Mining, Holland Lift and American Crane acquisitions (the "Acquired Businesses") are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $83.8) is being amortized on a straight-line basis over 40 years.

The estimated fair values of assets and liabilities of the Acquired Businesses are summarized as follows:

   Cash.................................................$       4.0
   Accounts receivable..................................       40.5
   Inventories..........................................      142.6
   Other current assets.................................       10.0
   Property, plant and equipment........................       37.5
   Goodwill.............................................       83.8
   Other assets.........................................        4.1
   Accounts payable and other current liabilities.......     (104.2)
   Other non-current liabilities........................      (22.4)
                                                        ---------------
                                                        $     195.9
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

The operating results of the Acquired Businesses are included in the Company's consolidated results of operations since the date of acquisition. The following pro forma summary presents the consolidated results of operations as though the Company completed the acquisition of the Acquired Businesses as of the beginning of the respective period, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs on the New Senior Subordinated Notes:
                                                    Pro Forma for the
                                       -----------------------------------------
                                        Nine Months Ended        Year Ended
                                        September 30, 1998    December 31, 1997
                                       -------------------- --------------------
Net sales..............................$      986.2         $      1,185.2
Income from operations.................        87.6                   82.5
Income before extraordinary items......        47.5                   18.4
Income before extraordinary items,
  per share:
   Basic...............................$        2.29        $          0.84
   Diluted.............................$        2.12        $          0.77

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

The New Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125.0 (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. The New Revolving Credit Facility is used for working capital and general corporate purposes, including acquisitions. With limited exceptions, the obligations of the Borrowers under the New Bank Credit Facility are secured by a pledge of all of the capital stock of domestic subsidiaries of the Company, a pledge of 65% of the stock of the foreign subsidiaries of the Company and a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, the Borrowers have borrowed $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). The outstanding principal amount of the Term A Loan currently bears interest, at the applicable Borrower's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at the Company's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period).

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

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "New Senior Subordinated Notes"). The New Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering were used to fund a portion of the aggregate consideration of the acquisition of O&K Mining and for general working capital purposes. During the third quarter of 1998, the New Senior Subordinated Notes were exchanged for New Senior Subordinated Notes registered under the Securities Act of 1933, as amended.

NOTE D -- INVENTORIES

Net inventories consist of the following:
                                            September 30,      December 31,
                                                1998               1997
                                          -----------------  ---------------
Finished equipment....................... $      135.1       $     54.1
Replacement parts........................        129.8             82.8
Work-in-process..........................         51.5             22.4
Raw materials and supplies...............        114.1             72.8
                                          -----------------  ---------------
Net inventories.......................... $      430.5       $     232.1
                                          =================  ===============

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists
  of the following:                              September 30,     December 31,
                                                     1998             1997
                                               ---------------- ----------------
Property, plant and equipment..................$       127.5    $       83.0
Less:  Accumulated depreciation................        (37.9)          (35.2)
                                               ---------------- ----------------
Net property, plant and equipment..............$        89.6    $       47.8
                                               ================ ================

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

The Internal Revenue Service (the "IRS") is currently examining the Company's federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996, the Company was advised that the matter was being referred back to the audit division of the IRS. The IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through September 30, 1998 of approximately $107.6. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 10% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

NOTE G -- CONSOLIDATING FINANCIAL STATEMENTS

The New Senior Subordinated Notes are jointly and severally guaranteed by the following subsidiaries of the Company: Terex Cranes, Inc., PPM Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Terex Mining Equipment, Inc., Payhauler Corp. and American Crane Corporation (collectively the "Guarantors"). With the exception of PPM Cranes, Inc., which is 92.4% owned by Terex, each of the Guarantors is a wholly-owned subsidiary of the Company.

The following summarized condensed  consolidating  financial information for the
Company  segregates  the  financial   information  of  Terex  Corporation,   the
Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis. Wholly-owned Guarantors combine the operations of Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex Aerials, Inc., Terex-RO Corporation, Terex Mining Equipment, Inc., Payhauler Corp. and American Crane Corporation (collectively, "Wholly-owned Guarantors"). Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     57.2    $     125.0   $     17.8    $     180.1   $    (61.4)   $     318.7
  Cost of goods sold....................       48.7          101.5         16.5          154.7        (61.4)         260.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        8.5           23.5          1.3           25.4        ---             58.7
  Engineering, selling & administrative
     expenses...........................        5.3            6.0          1.0           13.7        ---             26.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        3.2           17.5          0.3           11.7        ---             32.7
  Interest income.......................        0.4          ---          ---              0.3        ---              0.7
  Interest expense......................       (2.2)          (2.1)        (1.2)          (7.1)       ---            (12.6)
  Income (loss) from equity investees...       18.4          (23.2)         0.1         ---             4.7          ---
  Other income (expense) - net..........       (0.1)          (0.1)        (0.1)          (0.5)       ---             (0.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
 extraordinary items....................       19.7           (7.9)        (0.9)           4.4          4.7           20.0
  Provision for income taxes............       ---           ---          ---             (0.3)       ---             (0.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items       19.7           (7.9)        (0.9)           4.1          4.7           19.7
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................       19.7           (7.9)        (0.9)           4.1          4.7           19.7
  Less preferred stock accretion........       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $     19.7   $       (7.9)  $     (0.9)   $       4.1   $      4.7    $      19.7
                                         ============= ============= ============= ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED  SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         Owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      32.9   $      82.4   $     20.3    $    104.0    $    (25.5)   $     214.1
  Cost of goods sold....................        26.4          67.2         17.9          90.9         (25.3)         177.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         6.5          15.2          2.4          13.1          (0.2)          37.0
  Engineering, selling & administrative
     expenses...........................         3.8           5.3          1.0           7.7         ---             17.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from operations..................         2.7           9.9          1.4           5.4          (0.2)          19.2
  Interest income.......................       ---             0.1        ---           ---           ---              0.1
  Interest expense......................        (2.8)         (1.8)        (1.7)         (3.3)        ---             (9.6)
  Income (loss) from equity investees...         9.0          (5.7)         0.2         ---            (3.5)         ---
  Other income (expense) - net..........        (0.6)        ---          ---            (0.4)        ---             (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
 extraordinary items....................         8.3           2.5         (0.1)          1.7          (3.7)           8.7
  Provision for income taxes............       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items         8.3           2.5         (0.1)          1.7          (3.7)           8.7
Extraordinary loss on retirement of debt       (12.2)        ---          ---           ---           ---            (12.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................        (3.9)          2.5         (0.1)          1.7          (3.7)          (3.5)
  Less preferred stock accretion........       ---            (0.4)       ---           ---           ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $      (3.9)  $       2.1   $     (0.1)   $      1.7    $     (3.7)   $      (3.9)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $    164.7    $    345.5    $     66.0    $    489.7    $   (153.1)   $     912.8
  Cost of goods sold....................      139.5         280.9          59.6         419.6        (150.9)         748.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................       25.2          64.6           6.4          70.1          (2.2)         164.1
  Engineering, selling & administrative
     expenses...........................       14.8          18.7           2.7          38.2           ---           74.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       10.4          45.9           3.7          31.9          (2.2)          89.7
  Interest income.......................        0.9          ---           ---            0.6           ---            1.5
  Interest expense......................       (5.9)         (6.2)         (4.1)        (17.4)          ---          (33.6)
  Income (loss) from equity investees...       20.3         (16.3)         (0.1)         ---           (3.9)          ---
  Other income (expense) - net..........       (0.7)         (0.1)         (0.2)         (1.0)          ---           (2.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................       25.0          23.3          (0.7)         14.1          (6.1)          55.6
  Provision for income taxes............       (0.1)          ---           ---          (0.8)          ---           (0.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items       24.9          23.3          (0.7)         13.3          (6.1)          54.7
Extraordinary loss on retirement of debt       (8.5)         (5.0)        (10.4)        (14.4)          ---          (38.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................       16.4          18.3         (11.1)         (1.1)         (6.1)          16.4
  Less preferred stock accretion........       ---           ---           ---           ---            ---           ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $     16.4    $     18.3    $    (11.1)   $     (1.1)   $     (6.1)   $      16.4
                                         ============= ============= ============= ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED  SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     128.2   $     216.4   $     59.6    $    298.9    $    (80.5)   $     622.6
  Cost of goods sold....................       109.1         177.4         52.8         259.5         (79.0)         519.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        19.1          39.0          6.8          39.4          (1.5)         102.8
  Engineering, selling & administrative
     expenses...........................        11.5          13.2          2.9          23.5         ---             51.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income from operations..................         7.6          25.8          3.9          15.9          (1.5)          51.7
  Interest income.......................         0.5           0.1        ---             0.2         ---              0.8
  Interest expense......................       (11.6)         (4.4)        (5.1)         (9.2)        ---            (30.3)
  Income (loss) from equity investees...        24.2          (6.8)         0.5         ---           (17.9)         ---
  Other income (expense) - net..........        (1.5)          0.2         (0.1)         (0.1)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        19.2          14.9         (0.8)          6.8         (19.4)          20.7
  Provision for income taxes............       ---           ---          ---            (0.4)        ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        19.2          14.9         (0.8)          6.4         (19.4)          20.3
Extraordinary loss on retirement of debt       (14.8)        ---          ---           ---           ---            (14.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................         4.4          14.9         (0.8)          6.4         (19.4)           5.5
  Less preferred stock accretion........        (0.1)         (1.1)       ---           ---           ---             (1.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $       4.3   $      13.8   $     (0.8)   $      6.4    $    (19.4)   $       4.3
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current Assets
     Cash and cash equivalents.......... $     28.6    $      1.1    $      0.1    $      9.0    $    ---      $      38.8
     Trade receivables - net............       24.6          67.3          19.3         167.3         ---            278.5
     Intercompany receivables...........        9.4          16.8          12.8         110.5        (149.5)         ---
     Net inventories....................       92.3          86.9          30.0         224.1          (2.8)         430.5
     Other current assets...............        5.3           2.8           0.1          15.0         ---             23.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............      160.2         174.9          62.3         525.9         152.3          771.0
   Long-Term Assets
     Property, plant & equipment - net..       14.8          28.7           ---          46.1         ---             89.6
     Investment in and advances
       to (from) subsidiaries...........       97.2        (121.1)         (3.7)        (75.1)        102.7          ---
     Goodwill - net.....................       20.5          72.9          14.1          64.0         ---            171.5
     Other assets - net.................        9.4          15.2           1.4          12.7         ---             38.7
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Assets............................ $    302.1    $    170.6    $     74.1    $    573.6    $    (49.6)   $   1,070.8
                                         ============= ============= ============= ============= ============= =============

Liabilities And Stockholders' Equity
   (Deficit)
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $      9.1    $      5.9    $      1.4    $     20.5    $    ---      $      36.9
     Trade accounts payable.............       26.3          58.5           8.4         102.9         ---            196.1
     Intercompany payables..............       50.1          18.3          26.5          54.6        (149.5)         ---
     Accruals and other current
       liabilities......................       43.6          20.2           9.3          64.7         ---            137.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........      129.1         102.9          45.6         242.7        (149.5)         370.8
   Non-Current Liabilities
     Long-term debt less current portion       74.4         100.2          60.2         342.0         ---            576.8
     Other long-term liabilities........       17.5           3.2           0.6          20.8         ---             42.1
   Stockholders' equity (deficit).......       81.1         (35.7)        (32.3)        (31.9)         99.5           81.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Total Liabilities And Stockholders'
   Equity (Deficit)..................... $     302.1   $    170.6    $     74.1    $    573.6    $    (49.6)   $   1,070.8
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current Assets
     Cash and cash equivalents.......... $       5.6   $       0.1   $    ---      $      23.0   $    ---      $      28.7
     Trade receivables - net............        10.6          40.8         20.5           67.4        ---            139.3
     Intercompany receivables...........         4.3          19.5         12.6           45.6        (82.0)         ---
     Inventories - net..................        55.7          59.7         27.8           92.4         (3.5)         232.1
     Other current assets...............         3.5           2.5          0.1           20.3        ---             26.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        79.7         122.6         61.0          248.7        (85.5)         426.5
   Property, plant & equipment - net....         5.2          18.5        ---             24.1        ---             47.8
   Investment in and advances to
     (from) subsidiaries................       110.2         (99.6)        (9.7)        (115.7)       114.8          ---
   Goodwill - net.......................       ---            53.9         14.9           19.6        ---             88.4
   Other assets - net...................         5.7          15.9          2.0            2.2        ---             25.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Assets............................ $     200.8   $     111.3   $     68.2    $     178.9   $     29.3    $     588.5
                                         ============= ============= ============= ============= ============= =============

Liabilities And Stockholders' Equity
   (Deficit)
   Current Liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.5   $       3.0   $      0.8    $      22.3   $    ---      $      26.6
     Trade accounts payable.............        24.3          37.8          7.4           68.6        ---            138.1
     Intercompany payables..............        21.0          21.3         19.9           19.8        (82.0)         ---
     Accruals and other current                 26.0          14.8          9.6           21.0        ---             71.4
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        71.8          76.9         37.7          131.7        (82.0)         236.1
   Long-term debt less current portion..        62.6          82.3         51.3           77.3        ---            273.5
   Other long-term liabilities..........         6.8           6.1          0.9            5.5        ---             19.3
   Stockholders' equity (deficit).......        59.6         (54.0)       (21.7)         (35.6)       111.3           59.6
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Liabilities And Stockholders'
   Equity (Deficit)..................... $     200.8   $     111.3   $     68.2    $     178.9   $     29.3    $     588.5
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $    17.3     $    (1.6)    $   (1.9)     $    (52.9)   $    ---      $     (39.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................    (184.9)         ---          ---            ---           ---           (184.9)
   Capital expenditures.................      (0.9)         (2.7)        (0.1)           (3.6)        ---             (7.3)
   Proceeds from sale of excess assets..      ---            1.9         ---              0.1         ---              2.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............    (185.8)         (0.8)        (0.1)           (3.5)        ---           (190.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......     254.4          90.8         58.6           109.8         ---            513.6
   Principal repayments of long-term debt    (38.8)        (20.1)       (47.9)          (63.5)        ---           (170.3)
   Net incremental borrowings (repayments)
     under revolving line of credit
     agreements.........................     (17.6)        (64.1)        ---             10.1         ---            (71.6)
   Payment of premiums on early
     extinguishment of debt.............      (6.0)         (3.7)        (8.6)          (10.7)        ---            (29.0)
   Other................................      ---           ---          ---             (1.8)        ---             (1.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............     192.0           2.9          2.1            43.9         ---            240.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................      (0.5)          0.5         ---             (1.5)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        23.0           1.0          0.1         (14.0)        ---             10.1
Cash and cash equivalents, beginning of
   period...............................         5.6           0.1        ---            23.0         ---             28.7
                                         ------------- ------------- ------------- ------------- ------------  -------------
Cash and cash equivalents,
   end of period........................ $      28.6   $       1.1   $      0.1    $      9.0    $    ---      $      38.8
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $      (5.5)  $      (4.1)  $      1.1    $    (11.3)   $    ---      $     (19.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition  of  businesses,   net
     of cash acquired...................       (97.2)        ---          ---           ---           ---            (97.2)
   Capital expenditures.................        (1.6)         (0.4)        (0.6)         (6.5)        ---             (9.1)
   Proceeds from sale of excess assets..         0.1           5.9          0.6           0.1         ---              6.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       (98.7)          5.5        ---            (6.4)        ---            (99.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Issuance of common stock.............       104.6         ---          ---           ---           ---            104.6
   Redemption of preferred stock........       (45.4)        ---          ---           ---           ---            (45.4)
   Principal repayments of long-term debt      (83.3)        ---           (0.6)        ---           ---            (83.9)
   Net incremental borrowings
     (repayments) under revolving line
     of credit agreement................        78.9         ---           (0.5)          8.6         ---             87.0
   Other................................        (1.1)        ---          ---            (0.4)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        53.7         ---           (1.1)          8.2         ---             60.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................       ---           ---          ---            (6.7)        ---             (6.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................       (50.5)          1.4        ---           (16.2)        ---            (65.3)
Cash and cash equivalents, beginning of
   period...............................        53.4           0.1        ---            18.5         ---             72.0
Cash and cash equivalents,
   end of period........................ $       2.9   $       1.5   $    ---      $      2.3    $    ---      $       6.7
                                         ============= ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)


                                                     For the Three Months Ended      For the Nine Months
                                                            September 30,            Ended September 30,
                                                     ------------- ------------- ------------- --------------
                                                          1998          1997          1998           1997
                                                     ------------- ------------- ------------- --------------

Net sales............................................$     19.1    $     21.8    $     72.4    $     66.3
Cost of goods sold...................................      17.3          19.0          64.4          57.9
                                                     ------------- ------------- ------------  --------------

     Gross profit....................................       1.8           2.8           8.0           8.4

Engineering, selling and administrative expenses.....       1.2           1.1           3.5           3.6
                                                     ------------- ------------- ------------- -------------

     Income from operations..........................       0.6           1.7           4.5           4.8

Other income (expense):
     Interest expense................................      (1.4)         (1.9)         (4.4)         (5.5)
     Amortization of debt issuance costs.............      (0.1)         (0.1)         (0.3)         (0.3)
     Other, net......................................     ---             0.2         ---             0.2
                                                     ------------- ------------- ------------- --------------

Income (loss) before income taxes and extraordinary
  items..............................................      (0.9)         (0.1)         (0.2)         (0.8)
Provision for income taxes...........................     ---           ---           ---           ---
                                                     ------------- ------------- ------------- --------------

Income (loss) before extraordinary items.............      (0.9)         (0.1)         (0.2)         (0.8)
Extraordinary loss on retirement of debt.............     ---           ---           (10.9)        ---
                                                     ------------- ------------- ------------- --------------

Net loss.............................................$     (0.9)   $     (0.1)   $    (11.1)   $     (0.8)
                                                     ============= ============= ============= ==============

    The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                         September 30,     December 31,
                                                                             1998             1997
                                                                       ---------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................$        0.3     $         0.2
   Trade accounts receivables (net of allowance of $0.8 at September
     30, 1998 and $0.7 at December 31,1997)............................        20.6              21.4
   Net inventories.....................................................        32.6              29.7
   Due from affiliates.................................................        14.2              14.0
   Prepaid expenses and other current assets...........................         0.1               0.2
                                                                       ---------------- -----------------
     Total current assets..............................................        67.8              65.5

   Property, plant and equipment - net.................................       ---               ---
   Goodwill - net......................................................        14.8              15.7
   Other assets - net..................................................         1.3               1.9
                                                                       ---------------- -----------------

Total assets...........................................................$       83.9     $        83.1
                                                                       ================ =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................$        8.5     $         7.4
   Accrued warranties and product liability............................         8.2               7.5
   Accrued expenses....................................................         1.3               2.3
   Due to affiliates...................................................        27.2              22.0
   Due to Terex Corporation............................................         5.6               9.8
   Current portion of long-term debt...................................         0.8               1.0
                                                                       ----------------------------------
     Total current liabilities.........................................        51.6              50.0
                                                                       ----------------------------------

Non-current liabilities:
   Long-term debt, less current portion................................        63.7              53.8
   Other non-current liabilities.......................................         0.9               1.0
                                                                       ----------------------------------
     Total non-current liabilities.....................................        64.6              54.8
                                                                       ----------------------------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......       ---               ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........       ---               ---
   Accumulated deficit.................................................       (32.5)            (21.4)
   Foreign currency translation adjustment.............................         0.2              (0.3)
                                                                       ----------------------------------
     Total shareholders' deficit.......................................       (32.3)            (21.7)
                                                                       ----------------------------------

Total liabilities and shareholders' deficit............................$       83.9     $        83.1
                                                                       ==================================

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)


                                                             For the Nine Months
                                                             Ended September 30,
                                                             -------------------
                                                               1998       1997
                                                             ---------  --------
OPERATING ACTIVITIES
   Net loss..................................................$ (11.1)  $  (0.8)
   Adjustments to reconcile net loss to cash used
     in operating activities:
       Depreciation and amortization.........................    1.4       1.2
       Extraordinary loss on retirement of debt..............   10.9      ---
       Other.................................................    0.2      ---
       Changes in operating assets and liabilities:
         Trade accounts receivable...........................    0.8      (6.8)
         Net inventories.....................................   (2.9)     ---
         Prepaid expenses and other current assets...........    0.1      (0.1)
         Trade accounts payable..............................    1.1       3.8
         Net amounts due to affiliates.......................    0.8       4.2
         Other, net..........................................   (0.5)     (0.4)
                                                             --------- ---------
           Net cash provided by operating activities.........    0.8       1.1
                                                             --------- ---------

INVESTING ACTIVITIES
   Capital expenditures......................................   (0.1)     (0.6)
   Proceeds from sale of property, plant and equipment.......    ---       0.6
                                                             ---------  --------
     Net cash used in investing activities...................   (0.1)     ---
                                                             ---------  --------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of
     issuance costs..........................................   60.0      ---
   Net repayments under revolving line of credit
     agreements..............................................   (0.2)    (0.4)
   Principal repayments of long-term debt....................  (50.8)    (0.6)
   Payment of premiums on early extinguishment of debt.......   (8.6)     ---
   Other.....................................................   (1.5)     ---
                                                             ---------  --------
     Net cash used in financing activities...................   (1.1)    (1.0)
                                                             ---------  --------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS.................................    0.5     (0.2)
                                                             ---------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........    0.1     (0.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............    0.2      0.4
                                                             --------- --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................$   0.3   $  0.3
                                                             ========= ========

   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                     (in millions unless otherwise denoted)


NOTE 1 -- DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

PPM Cranes, Inc. (sometimes referred to as Terex Cranes - Conway Operations) (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic cranes and related spare parts.

On May 9, 1995 (the "date of acquisition"), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., a Delaware Corporation, completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware Corporation, which then owned 92.4% of the capital stock of PPM Cranes, Inc.

The condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE 2 -- INVENTORIES

Net inventories consist of the following:

                                            September 30,      December 31,
                                                 1998              1997
                                           ----------------- -----------------
Finished equipment.........................$         8.7     $       10.7
Replacement parts..........................         11.0              9.7
Work in process............................          0.1              0.3
Raw materials and supplies.................         12.8              9.0
                                           ----------------- -----------------
                                           $        32.6     $       29.7
                                           ================= =================


NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                             September 30,      December 31,
                                                 1998              1997
                                           ----------------- -----------------
Property, plant and equipment..............$         0.1     $        0.1
Less:  Accumulated depreciation............         (0.1)            (0.1)
                                           ----------------- -----------------
Net property, plant and equipment..........$       ---       $      ---
                                           ================= =================

NOTE 4 - REFINANCING

On March 6, 1998, Terex Corporation redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). The Company had $50.0 in principal of the Senior Secured Notes that were redeemed. Concurrently therewith, Terex Corporation also refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under Terex Corporation's new $500.0 global bank credit facility ("New Bank Credit Facility"). In connection with the repurchase of the Senior Secured Notes, the Company incurred an extraordinary loss of $10.9 in the first quarter of 1998.

The New Bank Credit Facility consists of a new secured global revolving credit facility up to $125.0 (the "New Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. With limited exceptions, the obligations under the New Bank Credit Facility are secured by a pledge of all of the capital stock of domestic subsidiaries of Terex Corporation, a pledge of 65% of the stock of the foreign subsidiaries of Terex Corporation and a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The New Bank Credit Facility contains covenants limiting Terex Corporation's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The New Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, Terex Corporation has borrowed $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). As of September 30, 1998, the Company has $60.0 of borrowings outstanding pursuant to the Term B Loan. The outstanding principal amount of the Term A Loan currently bears interest, at Terex Corporation's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at Terex Corporation's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

On March 31, 1998, Terex Corporation issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, which notes were exchanged by Terex Corporation for 8-7/8% Senior Subordinated Notes due 2008 registered under the Securities Act of 1933, as amended (the "New Senior Subordinated Notes"). The New Senior Subordinated Notes are jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            (Dollar amounts are in millions, unless otherwise noted.)

Results of Operations

The Company currently operates in two industry segments: Terex Lifting and Terex Earthmoving.

Three Months Ended September 30, 1998 Compared with the Three Months
  Ended September 30, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, and income from operations, by segment, for the three months ended September 30, 1998 and 1997.

                                               Three Months Ended
                                                  September 30,
                                             -----------------------   Increase
                                                1998        1997      (Decrease)
                                             ----------- ----------- -----------
NET SALES
   Terex Lifting.............................$  187.2    $   140.7   $    46.5
   Terex Earthmoving.........................   130.0         71.9        58.1
   General/Corporate/Eliminations............     1.5          1.5       ---
                                             ----------- ----------- -----------
     Total...................................$  318.7    $   214.1   $   104.6
                                             =========== =========== ===========

GROSS PROFIT
   Terex Lifting.............................$   30.9    $    24.0   $     6.9
   Terex Earthmoving.........................    27.6         12.2        15.4
   General/Corporate/Eliminations............     0.2          0.8        (0.6)
                                             ----------- ----------- -----------
     Total...................................$   58.7    $    37.0   $    21.7
                                             =========== =========== ===========

ENGINEERING, SELLING AND ADMINISTRATIVE
  EXPENSES
   Terex Lifting.............................$   10.4    $    10.8   $    (0.4)
   Terex Earthmoving.........................    15.2          6.1         9.1
   General/Corporate/Eliminations............     0.4          0.9        (0.5)
                                             ----------- ----------- -----------
     Total...................................$   26.0    $    17.8   $     8.2
                                             =========== =========== ===========

INCOME FROM OPERATIONS
   Terex Lifting.............................$   20.5    $    13.2   $     7.3
   Terex Earthmoving.........................    12.4          6.1         6.3
   General/Corporate/Eliminations............    (0.2)        (0.1)       (0.1)
                                             ----------- ----------- -----------
     Total...................................$   32.7    $    19.2   $    13.5
                                             =========== =========== ===========


     Net Sales

Sales increased $104.6, or approximately 49%, to $318.7 for the three months ended September 30, 1998 over the comparable 1997 period, primarily reflecting the sales at the businesses acquired in 1998, and increased sales for Terex Lifting.

Terex Lifting's sales were $187.2 for the three months ended September 30, 1998, an increase of $46.5 from $140.7 for the three months ended September 30, 1997. A significant amount of the increased sales were from the Terex Cranes-Waverly Operations and in Europe in both cranes and aerial devices. Additionally, approximately $10 of the increased sales were at the businesses acquired in 1998. Terex Lifting's backlog was approximately $170 at September 30, 1998 and $122 at September 30, 1997. Backlog does not include any significant parts orders which are normally filled in the period ordered. The sales mix was approximately 12% parts for the three months ended September 30, 1998 compared to approximately 13% parts for the comparable 1997 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales.

Terex Earthmoving's sales increased $58.1 to $130.0 for the three months ended September 30, 1998 from $71.9 for the three months ended September 30, 1997, substantially all of which related to sales at businesses acquired in 1998. Backlog was approximately $62 at September 30, 1998 compared to $33 at September 30, 1997. The sales mix remained consistent at 30% parts for the three months ended September 30, 1998 and 1997.

Net sales for corporate in the three months ended September 30, 1998 and 1997 are service revenues of $1.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended September 30, 1998 increased $21.7, or 59%, to $58.7 as compared to $37.0 for the three months ended September 30, 1997, with increases at both Terex Lifting and Terex Earthmoving.

Terex Lifting's gross profit increased $6.9 to $30.9 for the three months ended September 30, 1998, compared to $24.0 for the three months ended September 30, 1997, which was the direct result of the increase in sales. The gross margin percentage at Terex Lifting was 16.5% for the three months ended September 30, 1998 versus 17.1% for the comparable 1997 period, primarily due to sales mix.

Terex Earthmoving's gross profit increased $15.4 to $27.6 for the three months ended September 30, 1998 compared to $12.2 for the three months ended September 30, 1997. The increase in gross profit was primarily due to the increased sales during the 1998 third quarter and to an increase in gross profit percentage, principally from the results of the acquired businesses in 1998. The gross margin percentage at Terex Earthmoving was 21.2% for the three months ended September 30, 1998 as compared to 17.0% for the three months ended September 30, 1997.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $26.0 for the three months ended September 30, 1998 from $17.8 for the three months ended September 30, 1997, reflecting the effect of the businesses acquired in 1998.

Terex Lifting's engineering, selling and administrative expenses as a percentage of sales decreased to 5.6% for the three months ended September 30, 1998 as compared to 7.7% for the comparable 1997 period. The engineering, selling and administrative expenses decreased to $10.4 for the three months ended September 30, 1998 from $10.8 for the three months ended September 30, 1997, reflecting the results of cost savings initiatives implemented at businesses acquired in 1997 as well as increased efficiency at the existing facilities, offset somewhat by an increase in engineering, selling and administrative expenses from businesses acquired in 1998.

Terex Earthmoving's engineering, selling and administrative expenses increased $9.1 to $15.2 for the three months ended September 30, 1998, as compared to $6.1 for the same period in 1997. Engineering, selling and administrative expenses as percentage of sales increased to 11.7% for the three months ended September 30, 1998, from 8.5% for the comparable 1997 period, principally due to the effect of the businesses acquired in 1998.

     Income from Operations

On a consolidated basis, the Company had operating income of $32.7, or 10.3% of sales, for the three months ended September 30, 1998, compared to operating income of $19.2, or 9.0% of sales, for the three months ended September 30, 1997, for the reasons mentioned above.

Terex Lifting's income from operations of $20.5 for the three months ended September 30, 1998 increased by $7.3 over the three months ended September 30, 1997, primarily due to increased revenues, the effect of cost control initiatives implemented at the businesses acquired in 1997, and continued strong performance by PPM Europe and Terex Cranes - Waverly Operations.

Terex Earthmoving's income from operations increased by $6.3 to $12.4 for the three months ended September 30, 1998 from $6.1 for the three months ended September 30, 1997, primarily due to the results of the 1998 acquisitions of O&K Mining and Payhauler.

     Other Income (Expense)

During the three months ended September 30, 1998, the Company's interest expense increased $3.0 to $12.6 from $9.6 for the comparable 1997 period. This increase was primarily due to higher debt levels in the three months ended September 30, 1998 versus the comparable period in 1997, primarily related to the acquisition of O&K Mining. Although debt levels increased during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, the average interest rate on the debt declined due to the redemption of the Company's 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.

Other income (expense) for the three months ended September 30, 1998 was primarily amortization of debt issue costs.

Nine Months Ended September 30, 1998 Compared with the Nine Months
  Ended September 30, 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses, and income from operations, by segment, for the nine months ended September 30, 1998 and 1997.

                                                Nine Months Ended
                                                  September 30,
                                           -----------------------    Increase
                                              1998        1997       (Decrease)
                                           ----------- ----------- -------------
NET SALES
   Terex Lifting...........................$  560.9    $   393.1   $    167.8
   Terex Earthmoving.......................   347.4        225.0        122.4
   General/Corporate/Eliminations..........     4.5          4.5        ---
                                           ----------- ----------- ------------
     Total.................................$  912.8    $   622.6   $    290.2
                                           =========== =========== ============

GROSS PROFIT
   Terex Lifting...........................$   93.5    $    63.4   $     30.1
   Terex Earthmoving.......................    69.8         37.8         32.0
   General/Corporate/Eliminations..........     0.8          1.6         (0.8)
                                           ----------- ----------- -------------
     Total.................................$  164.1    $   102.8   $     61.3
                                           =========== =========== =============

ENGINEERING, SELLING AND ADMINISTRATIVE
  EXPENSES
   Terex Lifting...........................$   33.1    $    29.9   $      3.2
   Terex Earthmoving.......................    38.8         19.0         19.8
   General/Corporate/Eliminations..........     2.5          2.2          0.3
                                           ----------- ----------- -------------
     Total.................................$   74.4    $    51.1   $     23.3
                                           =========== =========== =============

INCOME FROM OPERATIONS
   Terex Lifting...........................$   60.4    $    33.5   $     26.9
   Terex Earthmoving.......................    31.0         18.8         12.2
   General/Corporate/Eliminations..........    (1.7)        (0.6)        (1.1)
                                           ----------- ----------- -------------
     Total.................................$   89.7    $    51.7   $     38.0
                                           =========== =========== =============

     Net Sales

Sales increased $290.2, or approximately 47%, to $912.8 for the nine months ended September 30, 1998 over the comparable 1997 period. Internally-generated growth represented approximately $100 of this increase while acquired companies contributed approximately $190.

Terex Lifting's sales were $560.9 for the nine months ended September 30, 1998, an increase of $167.8 from $393.1 for the nine months ended September 30, 1997, reflecting approximately $65 from businesses acquired in 1998 and 1997 and approximately $100 from internal growth, primarily from the Terex Cranes-Waverly Operations and in Europe in both cranes and aerial devices. The sales mix was approximately 11% parts for the nine months ended September 30, 1998 compared to approximately 14% parts for the comparable 1997 period. The decrease in parts sales as a percentage of total sales was principally due to higher machine sales.

Terex Earthmoving's sales increased $122.4 to $347.4 for the nine months ended September 30, 1998 from $225.0 for the nine months ended September 30, 1997. The increase in sales was primarily due to the results of the businesses acquired in 1998. The sales mix was approximately 30% parts for the nine months ended September 30, 1998 compared to 31% parts for the comparable 1997 period.

Net sales for corporate in the nine months ended September 30, 1998 and 1997 are service revenues of $4.5 generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the nine months ended September 30, 1998 increased $61.3, or 60%, to $164.1 as compared to $102.8 for the nine months ended September 30, 1997. The gross profit increased at both Terex Lifting and Terex Earthmoving.

Terex Lifting's gross profit increased $30.1 to $93.5 for the nine months ended September 30, 1998, compared to $63.4 for the nine months ended September 30, 1997. The increase was due to the increase in sales, and to an increase in gross margin percentage. The gross margin percentage at Terex Lifting was 16.7% for the nine months ended September 30, 1998 versus 16.1% for the comparable 1997 period, primarily due to increased manufacturing efficiencies.

Terex Earthmoving's gross profit increased $32.0 to $69.8 for the nine months ended September 30, 1998 compared to $37.8 for the nine months ended September 30, 1997. The increase in gross profit was primarily due to the increased sales during the nine months ended September 30, 1998 and to an increase in gross profit percentage, principally from the results of the acquired businesses in 1998. The gross margin percentage at Terex Earthmoving was 20.1% for the nine months ended September 30, 1998 as compared to 16.8% for the nine months ended September 30, 1997.

     Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased to $74.4 for the nine months ended September 30, 1998 from $51.1 for the nine months ended September 30, 1997, reflecting the effect of the businesses acquired in 1997 and 1998.

Terex Lifting's engineering, selling and administrative expenses as a percentage of sales decreased to 5.9% for the nine months ended September 30, 1998 as compared to 7.6% for the comparable 1997 period. The engineering, selling and administrative expenses increased to $33.1 for the nine months ended September 30, 1998 from $29.9 for the nine months ended September 30, 1997, due to the effect of the businesses acquired in 1997 and 1998, which were partially offset by cost savings initiatives implemented at businesses acquired in 1997 as well as increased efficiency at the existing facilities.

Terex Earthmoving's engineering, selling and administrative expenses increased $19.8 to $38.8 for the nine months ended September 30, 1998, as compared to $19.0 for the same period in 1997. Engineering, selling and administrative expenses as a percentage of sales increased to 11.2% for the nine months ended September 30, 1998, from 8.4% for the comparable 1997 period. The increase both in dollars and as a percent relates substantially to the acquisitions of O&K Mining and Payhauler in 1998.

     Income from Operations

On a consolidated basis, the Company had operating income of $89.7, or 9.8% of sales, for the nine months ended September 30, 1998, compared to operating income of $51.7, or 8.3% of sales, for the nine months ended September 30, 1997, for the reasons mentioned above.

Terex Lifting's income from operations of $60.4 for the nine months ended September 30, 1998 increased by $26.9 over the nine months ended September 30, 1997, primarily due to increased revenues, the effect of cost control initiatives implemented at the businesses acquired in 1997, and continued strong performance by PPM Europe and Terex Cranes - Waverly Operations.

Terex Earthmoving's income from operations increased by $12.2 to $31.0 for the nine months ended September 30, 1998 from $18.8 for the nine months ended September 30, 1997, primarily due to the 1998 acquisitions of O&K Mining and Payhauler.

     Other Income (Expense)

During the nine months ended September 30, 1998, the Company's interest expense increased slightly to $33.6 from $30.3 for the comparable 1997 period. This increase was primarily due to higher debt levels, related to the March 31, 1998 acquisition of O&K Mining, in the nine months ended September 30, 1998 versus the comparable period in 1997. Although debt levels increased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, the average interest rate on the debt declined due to the redemption of the Company's 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.

Other income (expense) for the nine months ended September 30, 1998 was primarily amortization of debt issue costs.


     Extraordinary Items

The Company recorded a charge of $38.3 in the nine months ended September 30, 1998 to recognize a loss on the early extinguishment of debt in connection with the redemption of its 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.

During the nine months ended September 30, 1997, the Company recorded a charge of $12.2 to recognize a loss on the early extinguishment of debt in connection with the redemption of $83.3 of the Senior Secured Notes and also recorded a charge of $2.6 to recognize a loss on the early extinguishment of debt in connection with the refinancing of its working capital facility.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $39.1 was used by operating activities during the nine months ended September 30, 1998. During this period, $67.2 was provided by operating results before depreciation and amortization, and approximately $106 was invested in working capital. The investment in working capital was made primarily as a result of several large orders received in the Earthmoving segment, the decision to invest in the Aerials business in Europe, and to support the general increase in business activity. Net cash used in investing activities was $190.2 during the nine months ended September 30, 1998, primarily related to the purchases of O&K Mining, Payhauler, Holland Lift and American Crane. Net cash provided by financing activities was $240.9 during the nine months ended September 30, 1998. Cash was provided by the net proceeds from the issuance of the New Senior Subordinated Notes and additional borrowings from the New Bank Credit Facility. Cash was used in the redemption or defeasance of the remainder of the Senior Secured Notes. Cash and cash equivalents totaled $38.8 at September 30, 1998.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof.

Including the acquisitions of O&K Mining, American Crane, Holland Lift and Payhauler, since the beginning of 1995 the Company has invested approximately $394 to strengthen its core businesses through seven strategic acquisitions. The Company expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. As with its previous acquisitions, Terex will continue to pursue strategic acquisitions which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification. In line with this strategy, on November 3, 1998 the Company acquired Italmacchine, S.p.A., a manufacturer and marketer of telescopic material handlers for construction and agricultural applications, based near Perugia, Italy. In addition, on November 12, 1998, the Company announced that it agreed to purchase Peiner HTS and Gru Comedil SpA, each a manufacturer and marketer of tower cranes for construction use, based in Trier, Germany and near Pordenone, Italy, respectively.

On October 15, 1998, the Company, through its Unit Rig division, was awarded a $157 order for the construction and delivery of 160 rigid off-highway haul trucks from Coal India, the government agency for coal management in India. As part of the contract, the Company will receive a down payment of 10% of the total contract value and will be required to post approximately $30 in letters of credit related to certain performance guarantees and to the 10% down payment. It is anticipated that all trucks will be delivered during calendar year 1999.

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

As of September 30, 1998, the Company's balance outstanding under the New Credit Facility totaled $37.2, letters of credit issued under the New Credit Facility totaled $21.3, and the additional amount the Company could have borrowed under the New Credit Facility was $66.5.

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


CONTINGENCIES AND UNCERTAINTIES

     Internal Revenue Service

The Internal Revenue Service (the "IRS") is currently examining the Company's Federal tax returns for the years 1987 through 1989. In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised a variety of issues, including the Company's substantiation for certain deductions taken during this period, the Company's utilization of certain net operating loss carryovers ("NOLs") and the availability of such NOLs to offset future taxable income. The Company filed an administrative appeal to the examination report in April 1995. In June 1996 the Company was advised that the matter was being referred back to the audit division of the IRS. The IRS is currently reviewing information provided by the Company. The ultimate outcome of this matter is subject to the resolution of significant legal and factual issues. Given the stage of the audit, and the number and complexity of the legal and administrative proceedings involved in reaching a resolution of this matter, it is unlikely that the ultimate outcome, if unfavorable to the Company, will be determined for at least several years. If the IRS were to prevail on all the issues raised, the amount of the tax assessment would be approximately $56.0 plus penalties of approximately $12.8 and interest through September 30, 1998 of approximately $107.6. The penalties asserted by the IRS are calculated as 20% of the amount of the tax assessed for fiscal year 1987 and 25% of the tax assessed for each of fiscal years 1988 and 1989. Interest on the amount of tax assessed and penalties is currently accruing at a rate of 10% per annum. The applicable annual rate of interest has historically varied from 7% to 12%.

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

     Securities and Exchange Commission

In March 1994, the Securities and Exchange Commission (the "Commission") initiated a private investigation, which included the Company and certain of its affiliates, to determine whether violations of certain aspects of the Federal securities laws had occurred. To date, the inquiry of the Commission has primarily focused on accounting treatment and reporting matters relating to various transactions which took place in the late 1980s and early 1990s. The Company is cooperating with the Commission in its investigation. The Company has been advised by the Staff of the Commission that it has been authorized by the Commission to institute an administrative proceeding against the Company and certain of its present and former officers and affiliates. Based on information currently available to the Company, it is the Company's understanding that if a proceeding were to be brought, the Staff intends to seek an order to cease and desist violations of the Federal securities laws (without monetary penalties) based on claims relating to accounting treatment and reporting matters with respect to the Company's financial statements for the years ended December 31, 1990 and 1991, as well as the Company's Proxy Statement covering the 1992 fiscal year. It is not possible at this time to determine the outcome of the Commission's investigation.

     Year 2000 Issue

The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1998 is represented by the number "98" in many legacy software applications. Consequently, on January 1, 2000 the year will jump back to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the Year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely effect the Company's business, financial condition, or results of operations.

The Company in is the process of conducting a company-wide assessment of its computer systems, product lines and operations infrastructure to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company believes that it has identified those business-critical computer systems which are not presently Y2K-compliant, and has instituted a plan to replace, upgrade or modify these business-critical computer systems by mid-1999. The total cost associated with required modifications to become Y2K compliant is not expected to exceed $5 and a significant portion of these costs were planned upgrades to the current financial and operating systems.

The Company has also initiated communications with third parties whose computer systems' functionality could impact the Company. These communications will facilitate coordination of Y2K solutions and will permit the Company to determine the extent to which the Company may be vulnerable to failures of third parties to address their own Y2K issues. To date, the Company has not identified any significant issues with respect to third parties.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition, and as such, has not yet established a contingency plan to handle the most reasonably likely worst case scenario. The Y2K Project is expected to significantly reduce the Company's level of uncertainty about the Y2K problems and, in particular, about the Y2K compliance and readiness of its material suppliers and customers. The Company believes that, with the implementation of new business systems and completion of the Y2K Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Euro

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are assessing the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

     Other

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

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainties. In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others, the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the success of the integration of acquired businesses; the retention of key management; foreign currency fluctuations; the ability to meet production and delivery schedules; the ability of suppliers to provide componenets on a timely basis; pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the national and international political climate; continued use of net operating loss carryovers and other factors. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Item 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibits have been filed as part of this Form 10-Q:

               Exhibit No.
              ------------
                 11.1        Computation of earnings per share
                 27          Financial data schedule

           (b) Reports on Form 8-K.

               A report on Form 8-K dated July 16, 1998 was filed on July 16, 1998, including certain financial statements of Terex Corporation and PPM Cranes, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TEREX CORPORATION
                                                 (Registrant)


Date:  November 16, 1998                   /s/ Joseph F. Apuzzo
                                               Joseph F. Apuzzo
                                               Vice President-Corporate Finance
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX


     Exhibit No.
    ------------

     Exhibit 11.1                 Computation of Earnings per Share

     Exhibit 27                   Financial Data Schedule

                                                                  EXHIBIT 11.1
                                                                  (Page 1 of 2)


                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)

                                                                   Three Months             Nine Months
                                                                Ended September 30,     Ended September 30,
                                                              ------------------------ -----------------------
                                                                 1998        1997         1998        1997
                                                              ----------- ------------ ----------- -----------
BASIC:

Income before extraordinary items.............................$    19.7   $     8.7    $   54.7    $    20.3
    Less:  Accretion of Preferred Stock.......................    ---          (0.4)      ---           (1.2)
                                                              ----------- ------------ ----------- -----------

Income before extraordinary items applicable to
  common stock................................................     19.7         8.3        54.7         19.1
    Extraordinary loss on retirement of debt..................    ---         (12.2)      (38.3)       (14.8)
                                                              ----------- ------------ ----------- -----------

Net income (loss) applicable to common stock..................$    19.7   $    (3.9)   $   16.4    $     4.3
                                                              =========== ============ =========== ===========

Weighted average shares outstanding...........................     20.8        17.8        20.7         14.9
                                                              =========== ===========  =========== ===========


Basic income (loss) per common share

    Income before extraordinary items.........................$    0.95   $    0.47    $   2.64    $    1.28
       Extraordinary loss on retirement of debt...............   ---          (0.68)      (1.85)       (0.99)
                                                              ----------- ------------ ----------- -----------

    Net income (loss).........................................$    0.95   $   (0.21)   $   0.79    $    0.29
                                                              =========== ============ =========== ===========

                                                                   EXHIBIT 11.1
                                                                  (Page 2 of 2)

                       TEREX CORPORATION AND SUBSIDIARIES
                    Computation of Earnings per Common Share
                     (in millions except per share amounts)


                                                                   Three Months             Nine Months
                                                                Ended September 30,     Ended September 30,
                                                              ------------------------ -----------------------
                                                                 1998         1997         1998        1997
                                                              ----------- ------------ ----------- -----------
DILUTED:

Income before extraordinary items.............................$    19.7   $     8.7    $   54.7    $    20.3
     Less:  Accretion of Preferred Stock......................    ---          (0.4)      ---           (1.2)
                                                              ----------- ------------ ----------- -----------

Income before extraordinary items applicable to common stock..
                                                                   19.7         8.3        54.7         19.1
     Extraordinary loss on retirement of debt.................    ---         (12.2)      (38.3)       (14.8)
                                                              ----------- ------------ ----------- -----------

Income (loss) applicable to common stock......................     19.7        (3.9)       16.4          4.3
Add:  Accretion of Preferred Stock assumed converted
   at beginning of period.....................................    ---        ---(a)        ---        ---(a)
                                                              ----------- ------------ ----------- -----------

Net income (loss) applicable to common stock..................$    19.7   $    (3.9)   $   16.4    $     4.3
                                                              =========== ============ =========== ===========


Weighted average shares outstanding during the period.........     20.8        17.8        20.7         14.9
Assumed exercise of warrants..................................      0.1         0.1         0.1          0.4
Assumed conversion of Preferred Stock.........................    ---        ---(a)        ---        ---(a)
Assumed exercise of stock options.............................      0.7         0.8         0.8          0.7
Assumed exercise of equity rights.............................      0.9         0.7         0.8          0.4
                                                              ----------- ------------ ----------- -----------

Diluted shares outstanding....................................     22.5        19.4        22.4         16.4
                                                              =========== ============ =========== ===========


Diluted income (loss) per common share:
     Income before extraordinary items........................$    0.88   $    0.43    $   2.44    $    1.16
       Extraordinary loss on retirement of debt...............   ---          (0.63)      (1.71)       (0.90)
                                                              ----------- ------------ ----------- -----------

     Net income (loss)........................................$    0.88   $   (0.20)   $   0.73    $    0.26
                                                              =========== ============ =========== ===========

    (a) Excluded from the computation because the effect is anti-dilutive.