Form 10-K
period 1998-12-31
TEREX CORP
filed 1999-03-31
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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
      (Address of principal executive offices)                   (Zip Code)
Registrant's Telephone Number, including area code:(203) 222-7170

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $484.9 million based on the last sale price on March 25, 1999.

     The number of shares of the Registrant's Common Stock outstanding was
                        20,854,142 as of March 25, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    Portions of the 1999 Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III here of

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1998

                                                                            Page
                                     PART I

Item 1   Business............................................................. 3
Item 2   Properties...........................................................13
Item 3   Legal Proceedings....................................................14
Item 4   Submission of Matters to a Vote of Security Holders..................14

                                     PART II

Item 5   Market for Registrant's Common Stock and Related Stockholder Matters.15
Item 6   Selected Financial Data..............................................16
Item 7   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.......................................................17
Item 8   Financial Statements and Supplementary Data..........................27
Item 9   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...............................................27

                                    PART III

Item 10  Directors and Executive Officers of the Registrant....................*
Item 11  Executive Compensation................................................*
Item 12  Security Ownership of Certain Beneficial Owners and Management........*
Item 13  Certain Relationships and Related Transactions........................*

                                     PART IV
Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K.......28



*  Incorporated by reference from Terex Corporation Proxy Statement.

As used in this Annual Report on Form 10-K,  unless otherwise  indicated,  Terex
Corporation,   together  with  its  consolidated  subsidiaries,  is  hereinafter referred to as "Terex," the "Registrant," or the "Company."


                                     PART I

ITEM 1. BUSINESS

General

Terex is a global manufacturer of a broad range of construction and mining related capital equipment. The Company strives to manufacture high quality machines which are low cost, simple to use and easy to maintain. The Company's principal products include telescopic mobile cranes, lattice boom cranes, tower cranes, aerial work platforms, utility aerial devices, telescopic material handlers, truck mounted mobile cranes, large hydraulic excavators (i.e., mining shovels), rigid and articulated off-highway trucks, high capacity surface mining trucks, and related components and replacement parts. The Company's products are manufactured at 21 plants in the United States and Europe and are sold primarily through a worldwide network of dealers in over 750 locations to the global construction, infrastructure and surface mining markets.

The Company currently operates in two business segments: Terex Lifting and Terex Earthmoving.

Terex Lifting manufactures and sells telescopic mobile cranes (including rough terrain, truck and all terrain mobile cranes), lattice boom cranes, tower cranes, aerial work platforms (including scissor, articulated boom and straight telescoping boom aerial work platforms), utility aerial devices (including digger derricks and articulated aerial devices), telescopic material handlers (including container stackers and rough terrain lift trucks), truck mounted cranes (boom trucks), and related components and replacement parts. These products are used by construction and industrial customers, as well as utility companies.

Terex Earthmoving manufactures and sells large hydraulic excavators, articulated and rigid off-highway trucks and high capacity surface mining trucks, and related components and replacement parts. These products are used primarily by construction, mining and government customers.

Over the past several years, Terex has implemented a series of interrelated strategic initiatives designed to improve manufacturing efficiency and to offer its products at a lower cost than competitors, thereby increasing sales, earnings and market share. These include: (i) focusing the Company's business on its core lifting and earthmoving businesses; (ii) focusing product lines on products which it can manufacture for low cost relative to its competitors by rationalizing product lines and simplifying its product designs; (iii) growing in the size and scope of operations through both acquisitions and new product development; and (iv) increasing profitability through cost reductions and improved manufacturing efficiency. The Company has also implemented a strategy to improve its financial flexibility, strengthen its capital structure and enhance its liquidity to execute its growth initiatives. In addition, the Company has made, and continues to seek out, acquisitions which complement its core operations and provide cost reduction opportunities, distribution and purchasing synergies and product diversification.

For financial information about the Company's industry and geographic segments, see Note O --- "Business Segment Information" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Terex Lifting

Terex Lifting manufactures and sells telescopic mobile cranes (including rough terrain, truck and all terrain mobile cranes), tower cranes, lattice boom cranes, aerial work platforms (including scissor, articulated boom and straight telescoping boom aerial work platforms), utility aerial devices (including digger derricks and articulated aerial devices), telescopic material handlers (including container stackers and rough terrain lift trucks), truck mounted cranes (boom trucks), and related components and replacement parts. Construction and industrial customers, as well as utility companies, are the primary users of these products. Customers use these products to lift equipment, material or workers to various heights. Throughout the world market, mobile cranes are principally sold to rental companies and dealers with rental fleets. Terex Lifting's mobile crane market share varies dramatically by geographical area; however, the Company believes it is the leading manufacturer of mobile cranes in France and Italy and is the second largest manufacturer in the United States. The Company also believes that it is the second largest manufacturer in the United States of utility aerial devices and the third largest manufacturer of tower cranes worldwide.

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

In 1997, the Company completed two acquisitions to augment its Terex Lifting segment. On April 7, 1997, the Company completed the acquisition of substantially all of the capital stock of certain of the former subsidiaries of Simon Engineering plc (collectively referred to herein as the "Simon Access Companies"). The Simon Access Companies consist principally of business units in the United States and Europe engaged in the manufacture, sale and worldwide distribution of access equipment designed to position people and materials to work at heights. The Simon Access Companies' products include utility aerial devices, aerial work platforms and truck-mounted cranes (boom trucks) which are sold to customers in the industrial and construction markets, as well as utility companies. Specifically, the Company acquired 100% of the outstanding common stock of (i) Simon Telelect, Inc. (now named Terex Telelect Inc.), a Delaware corporation, (ii) Simon Aerials, Inc. (now named Terex Aerials, Inc.), a Wisconsin corporation and parent company of Simon RO Corporation (now named Terex RO Corporation), (iii) Sim-Tech Management Limited, a private limited company incorporated under the laws of Hong Kong, (iv) Simon Cella, S.r.l. (now named Terex Italia S.r.l.), a company incorporated under the laws of Italy, and
(v) Simon Aerials Limited (now named Terex Aerials Limited), a company incorporated under the laws of Ireland; and 60% of the outstanding common stock of Simon-Tomen Engineering Co. Ltd., a limited liability stock company organized under the laws of Japan. On April 14, 1997, the Company completed the acquisition of all of the capital stock of Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. ("Square Shooter"). The Square Shooter business (now merged into Terex Corporation) manufactures the Square Shooter, a rough terrain telescopic lift truck designed to lift materials to heights where they are used in construction.

During 1998, the Company completed five acquisitions to further augment its Terex Lifting segment. On May 4, 1998, the Company completed the purchase of Holland Lift International B.V. ("Holland Lift"). Holland Lift manufactures aerial work platforms at its facility in the Netherlands. On July 31, 1998, the Company completed the acquisition of all of the capital stock of The American Crane Corporation ("American Crane"). American Crane manufactures lattice boom cranes at its facility in Wilmington, North Carolina. On November 3, 1998, the Company completed the acquisition of Italmacchine SpA ("Italmacchine"). Italmacchine manufactures rough terrain telescopic material handlers, cement mixers and concrete pumps at its facility near Perugia, Italy. On November 13, 1998, the Company completed the acquisition of all of the assets comprising the business of Peiner HTS (now named Terex Peiner GmbH) ("Peiner"). Peiner manufactures tower cranes at its facility at Trier, Germany. On December 18, 1998, the Company completed the acquisition of all of the capital stock of Gru Comedil SpA ("Comedil"). Comedil manufactures tower cranes at its facility in Fontanafredda, Italy.

Terex Lifting has 14 significant manufacturing operations: (i) PPM S.A. located in Montceau-les-Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured; (ii) PPM SpA, located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names; (iii) Terex Lifting, located in Conway, South Carolina, at which mobile cranes are manufactured under the P&H (a licensed trademark of Harnischfeger Corporation) and TEREX brand names; (iv) Terex Lifting - Waverly Operations, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the brand names TEREX, KOEHRING and LORAIN, and aerial lift equipment is manufactured under the brand names TEREX AERIALS, TEREX AND MARK; (v) Terex Telelect, Inc., located in Watertown, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TELELECT and HI-RANGER brand names, (vi) Terex Aerials, Inc., located in Milwaukee, Wisconsin, at which aerial platforms are manufactured under the TEREX, SIMON, MARK and TEREX AERIALS brand names; (vii) Terex Aerials Limited, located in Cork Ireland, at which aerial platforms are manufactured under the TEREX brand name; (viii) Terex RO Corporation, located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name; (ix) Square Shooter is located in Baraga, Michigan, at which rough terrain telescopic lift trucks are manufactured under the SQUARE SHOOTER brand name.; (x) Holland Lift, located in Hoorn, the Netherlands, at which aerial platforms are manufactured under the HOLLAND LIFT brand name; (xi) American Crane located in Wilmington, North Carolina, at which lattice boom cranes are manufactured under the AMERICAN brand name; (xii) Italmacchine, located near Perugia, Italy, at which rough terrain telescopic material handlers are manufactured under the ITALMACCHINE and TEREX brand names and cement mixers and concrete pumps are manufactured under the ITALMACCHINE brand name; (xiii) Peiner located in Trier, Germany at which tower cranes are manufactured under the PEINER trade name; and (xiv) Comedil, located in Fontanafredda, Italy at which tower cranes are manufactured under the COMEDIL trade name.

Terex Earthmoving

Terex Earthmoving currently manufactures and sells large hydraulic excavators, articulated and rigid off-highway trucks, high capacity surface mining trucks, and related components and replacement parts. These products are used primarily by construction, mining and government customers. Terex Earthmoving consists of Terex Equipment Limited ("TEL"), located in Motherwell, Scotland, Unit Rig ("Unit Rig") and Payhauler Corporation ("Payhauler"), located in Tulsa, Oklahoma, and O&K Mining GmbH ("O&K Mining"), located in Dortmund, Germany. TEL manufactures, sells and markets hauler trucks having capacities ranging from 25 to 100 tons, and scrapers that load, move and unload large quantities of soil for site preparations, including roadbeds. TEL's products are sold under the Company's TEREX brand name. Unit Rig, Payhauler and O & K Mining manufacture, sell and market hauler trucks with payload capacities ranging from 50 to 260 tons, bottom dump haulers with capacities ranging from 180 to 270 tons and large hydraulic excavators. These products are sold under the Company's TEREX, UNIT RIG, LECTRA HAUL, O&K and PAYHAULER brand names. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma. Terex Earthmoving believes that it has the leading market share for large hydraulic excavator models having machine weights in excess of 200 tons and that it is a significant competitor in the market for large capacity off highway haulers and scrapers.

During 1998, the Company completed two acquisitions to augment its Terex Earthmoving segment. On January 5, 1998, the Company acquired Payhauler, which manufactures and markets 30 and 50 ton all wheel drive rigid frame trucks designed to move material in more severe operating conditions than a standard rear wheel drive rigid frame truck. On March 31, 1998, Terex purchased all of the outstanding shares of O&K Mining GmbH from Orenstein & Koppel AG. O&K Mining is engaged in the manufacture, sale and worldwide distribution of a complete range of large hydraulic excavators under the O&K trade name, serving the global surface mining industry and the global construction and infrastructure development markets. These products are used by mining equipment contractors, mining and quarrying companies and large construction companies involved in infrastructure projects worldwide to load coal, copper ore, iron ore, other mineral-bearing materials or rocks into trucks. The use of O&K Mining's excavators in around the clock intensive, harsh condition mining operations requires significant higher margin after-market parts and service, which in the case of the larger hydraulic excavators can generate revenues of up to 200% of the original sale price over the expected life of the machines. In 1997, O&K Mining introduced the RH 400, the world's largest hydraulic excavator with an 800 ton machine weight and 80 ton bucket capacity.

During 1998, Unit Rig received a $157 million order for the construction and delivery of 160 rigid off-highway haul trucks from Coal India, the government agency for coal management in India. This order was received as the result of a tender offer which included participation of all major construction and mining equipment manufacturers, and is believed to the largest single truck order of its kind. The Company also expects that this order will add several million dollars a year of higher-margin parts revenues for at least the next 10 years.

Terex Earthmoving currently has three significant manufacturing operations: (i) TEL, located at Motherwell, Scotland, which manufactures and sells off-highway rigid haulers and articulated haulers, ranging in capacity from 25 to 100 tons, and scrapers, each sold under the TEREX brand name and to other truck manufacturers on a private label basis; (ii) Unit Rig and Payhauler, located in Tulsa, Oklahoma, manufacture and sell electric rear and bottom dump haulers principally sold to the copper, gold and coal mining industry customers in North and South America, Asia, Africa and Australia and all wheel drive rigid off highway trucks; and (iii) O&K Mining, located in Dortmund, Germany, which manufactures and sells large hydraulic excavators. In addition, Terex Earthmoving has an interest in North Hauler Limited Liability Company, a corporation incorporated under the laws of China, a joint venture with Second Inner Mongolia Machinery Company for the production of haulers in China. North Hauler Limited Liability Company, manufactures and sells heavy trucks, principally used in mining, at a facility in Baotou, Inner Mongolia, People's Republic of China.

Products

Telescopic Mobile Cranes

Telescopic mobile cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material to heights in excess of 50 feet. Terex Lifting manufactures the following types of telescopic mobile cranes:

[Graphic] Rough Terrain  Cranes -- are designed to lift  materials and equipment on rough or uneven terrain. Rough terrain cranes are most often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Rough terrain cranes manufactured by Terex Lifting have maximum lifting capacities of up to 90 tons and maximum tip heights of up to 205 feet. Terex Lifting manufactures its rough terrain cranes at its facilities located at Waverly, Iowa, Conway, South Carolina, Montceau-les-Mines, France, and Crespellano, Italy under the brand names TEREX, LORAIN, P&H, PPM and BENDINI.

[Graphic] Truck Cranes -- have two cabs and can travel rapidly from job site to job site at highway speeds. In contrast to rough terrain cranes which are often located for extended periods at a single work site, truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Truck cranes manufactured by Terex Lifting have maximum lifting capacities of up to 75 tons and maximum tip heights of up to 193 feet. Terex Lifting manufactures truck cranes at its Waverly, Iowa and Conway, South Carolina facilities under the brand names P&H and LORAIN.

[Graphic] All Terrain Cranes -- were developed in Europe as a cross between rough terrain and truck cranes in that they are designed to travel across both rough terrain and highways. All terrain cranes have two cabs and are versatile and highly maneuverable. All terrain cranes manufactured by Terex Lifting have lifting capacities of up to 130 tons and maximum tip heights of up to 223 feet. Terex Lifting manufactures its all terrain cranes at its Montceau-les-Mines, France facility under the brand names TEREX and PPM.

Truck Mounted Cranes (Boom Trucks)

Terex Lifting manufactures telescopic boom cranes for mounting on commercial truck chassis. Terex also distributes truck mounted articulated cranes under the EFFER brand name which are manufactured by Effer SpA. Truck mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have a lower lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are required. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck which can travel at highway speeds. Applications include the installation of air conditioners and other roof equipment. The Terex Lifting segment manufactures the following types of cranes for installation on truck chassis:

[Graphic] Telescopic Boom Truck Mounted Cranes -- enable an operator to reach heights of up to 167 feet and have a maximum lifting capacity of up to
          37.5 tons. Terex Lifting manufactures its telescopic boom truck mounted cranes at its Olathe, Kansas facility under the brand name RO-STINGER.

[Graphic] Articulated Boom Truck Mounted Cranes -- are for users who prefer greater capacities over the greater vertical reach provided by a telescopic boom truck mounted crane. At its Olathe, Kansas facility, Terex Lifting acts as the master distributor for the EFFER brand line of articulated boom truck mounted cranes which have maximum capacities up to 87,305 pounds and horizontal reach to 66 feet.

Tower Cranes

Tower cranes lift construction material to heights and place the material at the point where it is being used. They include a stationary vertical tower near the top of which is a horizontal jib with a counterweight. On the jib is a trolley through which runs a load carrying cable and which moves the load along the jib length. On larger cranes, the operator is located above the work site where the tower and jib meet, providing superior visibility. The jib also rotates 360 degrees, creating a large working area equal to twice the jib length. Luffing jib tower cranes have an angled jib with no trolley, and operate like a traditional lattice boom crane mounted on a tower. Luffing jib tower cranes are often used in urban areas where space is constrained. Tower cranes are currently produced by Terex under the PEINER and COMEDIL brand names. Terex produces the following types of tower cranes:

[Graphic] Self-Erecting Tower Cranes -- are trailer mounted and unfold from four sections (two for the tower and two for the jib); certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Applications include residential and small commercial construction. Crane heights range from 50-75 feet and jib lengths from 60-100 feet.

[Graphic] Hammerhead Tower Cranes -- have a tower and a horizontal jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project; they have a maximum free-standing height of 200 feet and a maximum jib length of 240 feet.

[Graphic] Flat Top Tower Cranes -- have a tower and a horizontal jib assembled from sections. There is no tower extension above the jib, which reduces cost and facilitates assembly; the jib is self-supporting and consists of reinforced jib sections. These cranes are assembled on site in one to two days, and can increase in height with the project; they have a maximum free-standing height of 305 feet and a maximum jib length of 280 feet.

[Graphic] Luffing Jib Tower Cranes -- have a tower and an angled jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. Unlike other tower cranes, there is no trolley to control lateral movement of the load, which is accomplished by changing the jib angle. These cranes are assembled on site in two to three days, and can increase in height with the project; they have a maximum free-standing height of 185 feet and a maximum jib length of 200 feet.

Lattice Boom Cranes

Terex Lifting produces crawler and truck mounted lattice boom cranes.

[Graphic] The crawler  mounted  cranes are  designed  to lift  material on rough terrain and can maneuver while bearing a load. Truck mounted lattice boom cranes are used on-road, typically in urban areas. Both types consist of a boom made of tubular steel sections which are transported to and erected, together with the base unit, at a construction site. Terex Lifting manufactures lattice boom crawler cranes at its Wilmington, North Carolina facilities under the AMERICAN brand name. These lattice boom cranes have lifting capacities from 125 to 450 tons, and lattice boom truck cranes with lifting capacities from 125 to 300 tons

Aerial Work Platforms

Aerial work platforms are self propelled devices which position workers and materials easily and quickly to elevated work areas. These products have developed over the past 20 years as alternatives to scaffolding and ladders. The work platform is mounted on either a telescoping and/or articulating boom or on a vertical lifting scissor mechanism. Terex Lifting manufactures the following types or aerial work platforms:

[Graphic] Scissor  Lifts  -- are  used  in  open  areas  in  indoor  or  outdoor applications in a variety of construction, industrial and commercial settings. Scissor lifts manufactured by Terex Lifting have maximum working heights of up to 52 feet and maximum load capacities of up to 2,000 pounds. Terex Lifting manufactures scissor aerial work platforms at its Waverly, Iowa, Milwaukee, Wisconsin and Amsterdam, The Netherlands facilities under the brand names TEREX, SIMON, MARK and HOLLAND LIFT.

[Graphic] Straight  Telescopic  Boom  Lifts -- are used  primarily  outdoors  in residential, commercial and industrial new construction and maintenance projects. Straight telescopic boom lifts manufactured by Terex Lifting have maximum working heights of up to 126 feet and maximum load capacities of up to 650 pounds. Terex Lifting manufactures its straight telescopic aerial work platforms at its Waverly, Iowa and Milwaukee, Wisconsin facilities under the brand names TEREX, SIMON and MARK.

[Graphic] Articulating Telescopic Boom Lifts -- are generally used in industrial environments where the articulation allows the user to access elevated areas over machines or structural obstacles which prevent access with a scissor lift or straight boom. Articulating lifts available from Terex Lifting have maximum working heights of up to 70 feet and maximum load capacities of up to 500 pounds. Terex Lifting manufactures its articulating telescopic boom lifts at its Waverly, Iowa, Cork, Ireland and Milwaukee, Wisconsin facilities under the brand name TEREX AERIALS.

Utility Aerial Devices

Utility aerial devices are used to set utility poles and move workers and materials to work areas at the top of utility poles and towers. Utility aerial devices are mounted on commercial truck chassis which include separately installed steel cabinets for tool and material storage. Most utility aerial devices are insulated to permit live wire work.

[Graphic] Articulated Aerial Devices -- are used to elevate workers to work areas at the top of utility poles or in trees and include one or two man baskets. Articulated aerial devices available from Terex Lifting include telescopic, non-overcenter and overcenter models and range in working heights from 32 to 203 feet. Articulated aerial devices are manufactured by Terex Lifting at its Watertown, South Dakota facility under the brand names TELELECT and HI-RANGER.

[Graphic] Digger Derricks -- are used to set telephone poles. The digger derricks include a telescopic boom with an auger mounted at the tip which digs a hole, and a device to grasp, manipulate and set the pole. Digger derricks available from Terex Lifting have sheave heights exceeding 70 feet and lifting capacities up to 48,000 pounds. Digger derricks are manufactured by Terex Lifting at its Watertown, South Dakota facility under the brand names TELELECT.

Telescopic Material Handlers

Telescopic material handlers are used to lift containers or other material from one location to another at the same job site.

[Graphic] Telescopic  Container  Stackers  -- are  used  to  pick  up and  stack containers at dock and terminal facilities. At the end of a telescopic container stacker's boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 360 degrees. Telescopic container stackers are particularly effective in storage areas where containers are continually added and removed, and where the efficient manipulation of, and access to, specific containers is required. Telescopic container stackers manufactured by Terex Lifting have lifting capacities up to 49.5 tons, can stack up to six full or nine empty containers and are able to maneuver through very narrow areas. Terex Lifting manufactures its telescopic container stackers under the brand names PPM and P&H SUPERSTACKERS at its Wilmington, North Carolina and Montceau-les-Mines, France facilities.

[Graphic] Rough Terrain Telescopic Boom Forklifts -- serve a similar function as smaller size rough terrain telescopic mobile cranes and are used exclusively to move and place materials on new residential and commercial job sites. Terex Lifting manufactures rough terrain telescopic boom forklifts with load capacities of up to 10,000 pounds and with a maximum extended reach of up to 31 feet and lift capabilities of up to 48 feet. Terex Lifting manufactures rough terrain telescopic boom forklifts at its facilities in Baraga, Michigan and Perugia, Italy under the brand name SQUARE SHOOTER and ITALMACCHINE.

Rigid and Articulated Off-Highway Trucks

Terex Earthmoving manufactures two distinct types of off-highway trucks with hauling capacities from 25 to 100 tons: articulated and rigid frame.

[Graphic] Articulated  Off-Highway  Trucks -- are three  axle,  six wheel  drive machines with a capacity range of 25 to 40 tons. Their differentiating feature is an oscillating connection between the cab and body which allows the cab and body to move independently. This enables all six tires to maintain ground contact for improved traction on rough terrain. This also allows the truck to move effectively through extremely rough or muddy off-road conditions. Articulated off-highway trucks are typically used together with an excavator or wheel loader to move dirt in connection with road, tunnel or other infrastructure construction and commercial, industrial or major residential construction projects. Terex's articulated trucks are manufactured in Motherwell, Scotland, under the brand names TEREX and O&K.

[Graphic] Rigid Off-Highway Trucks -- are two axle machines which generally have larger capacities than articulated trucks but can operate only on improved or graded surfaces. The capacities of rigid off-highway trucks range from 35 to 100 tons, and off-highway trucks have applications in large construction or infrastructure projects, aggregates and smaller surface mines. Terex Earthmoving's rigid trucks are manufactured in Motherwell, Scotland, under the TEREX and O&K brand names and in Tulsa, Oklahoma, under the PAYHAULER brand name.

[Graphic] High Capacity  Surface  Mining Trucks -- are off road dump trucks with capacities in excess of 120 tons used primarily for surface mining. Terex Earthmoving's trucks are powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current LECTRA HAUL product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 260 tons, and bottom dump trucks with capacities ranging from 180 to 270 tons. Terex Earthmoving's high capacity surface mining trucks are manufactured at Unit Rig, located in Tulsa, Oklahoma, under the UNIT RIG and LECTRA HAUL brand names.

Large Hydraulic Excavators

Terex Earthmoving sells hydraulic excavators which are shovels primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, or rocks into trucks. These products are primarily utilized for quarrying construction materials or digging in opencast mines. Additional applications include large construction projects with difficult working conditions and large amounts of solid material and rock to be moved.

[Graphic] Terex   Earthmoving   offers  a  complete  range  of  large  hydraulic
          excavators, with operating weights from 58 to 800 tons. In 1997, O&K Mining introduced the RH 400, the world's largest hydraulic excavator with an 800 ton machine weight and 80 ton bucket capacity. This expansion of Terex Earthmoving's product line enables it to compete with the most popular electric rope shovel size class and represents a significant growth opportunity for Terex Earthmoving. Most hydraulic excavators sold by Terex Earthmoving are manufactured under the O&K brand name by O&K Mining in Dortmund, Germany.

Backlog

The Company's backlog as of December 31, 1998 and 1997 was as follows:

                                            December 31,
                                    ---------------------------
                                        1998          1997
                                    ------------- -------------
                                           (in millions)
Terex Lifting...................... $    221.8    $     186.5
Terex Earthmoving..................      196.4           30.3
                                    ------------- -------------
     Total......................... $    418.2    $     216.8
                                    ============= =============


Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Terex Lifting backlog at December 31, 1998 increased $35.3 million to $221.8 million as compared to $186.5 million at December 31, 1997. The increase in backlog was due to the effect of the businesses acquired in 1998 (approximately $18.7 million in backlog) as well as an approximately 9% increase in the businesses other than the 1998 acquisitions. The backlog at Terex Earthmoving increased to $196.4 million at December 31, 1998 from $30.3 million at December 31, 1997, principally because of the acquisition of O&K Mining and the receipt of the $157 million order of Unit Rig trucks from Coal India in October 1998.

Distribution

Terex Lifting distributes its products primarily through a global network of dealers and national accounts in over 750 different locations. Terex Lifting's telescopic mobile cranes are marketed in the great majority of the United States under the TEREX brand name. Terex Lifting's European distribution is carried out primarily under three brand names, TEREX, PPM and BENDINI, through a distribution network comprised of both distributors and a direct sales force. Terex Lifting sells its utility aerial devices under the TEREX TELELECT brand name principally through a network of North American distributors. Terex Lifting sells its aerial work platform products through a distribution network throughout the world, but principally in North America and Europe. Terex Lifting's aerial work platform products are sold under the brand names TEREX AERIALS and HOLLAND LIFT. Terex Lifting sells its tower cranes through a distribution network under the PEINER and COMEDIL brand names. Terex Lifting's material and container handlers products are sold, through a distribution network under the brand names of TEREX, PPM, P&H and ITALMACCHINE. Terex Lifting sells its lattice boom cranes through a distribution network under the TEREX AMERICAN brand name.

With respect to Terex Earthmoving products, TEL markets machines and replacement parts primarily through worldwide dealership networks. TEL's truck dealers are independent businesses which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of Terex's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. Terex employs sales representatives who service these dealers from offices located throughout the world. Payhauler distributes its products primarily through a dealership network. Unit Rig distributes its products and services directly to customers primarily through its own distribution system. O&K Mining sells its hydraulic excavators and after-market parts and services primarily through its export sales department in Dortmund, Germany, through O&K Mining's global network of wholly-owned foreign subsidiaries and through dealership networks.

Research and Development

Terex maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. Terex's engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products or significant improvements to existing products of continuing operations amounted to $8.2, $6.2 and $6.1 million in 1998, 1997 and 1996, respectively.

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

Competition

Telescopic Mobile Cranes -- The domestic telescopic mobile crane industry is comprised primarily of three manufacturers. The Company believes that Terex Lifting is the second largest domestic manufacturer. The Company believes that the number one domestic manufacturer is Grove Worldwide, and the number three domestic manufacturer is Link-Belt, a subsidiary of Sumitomo Corp. The Company's principal markets in Europe are in France and Italy, where the Company believes it has the largest market shares. In Europe, Terex Lifting's primary competitors are Grove Cranes Ltd. (including the recently acquired Krupp Mobilkran), Liebherr and Mannesmann Dematic.

Truck Mounted Cranes (Boom Trucks) -- The United States boom truck industry is dominated by four manufacturers, of which the Company believes Terex RO is the second largest behind Grove National.

Tower Cranes -- The tower crane industry includes two principal competitors, Liebherr and Potain, who combined represent well over half of the worldwide market. Terex and Wolf are the only other competitors with a multi-national presence; other manufacturers are small and regional.

Lattice Boom Cranes -- The lattice boom crane industry includes Manitowoc, Link-Belt, Mannesmann Dematic, Liebherr, and Hitachi. Manitowoc is the world leader in lifting capacities over 125 tons, and represents over half of the United States lattice boom crane market.

Aerial Work Platforms -- The aerial work platform industry in North America is fragmented, with seven major competitors. Terex believes that it is the fifth largest manufacturer of aerial work platforms in North America, behind JLG, Genie, Grove Manlift and Snorkel. Terex believes that approximately 44,000 aerial platforms were sold in the United States during 1998, of which approximately 70% were scissor lifts, 20% were articulated boom lifts, and 10% were straight boom lifts. The Company believes that its market share in boom lifts is greater than its market share in scissor lifts.

Utility Aerial Devices -- The utility aerial device industry is comprised primarily of three manufacturers. The Company believes that it is the second largest manufacturer in the United States of utility aerial devices behind Altec. Outside the United States, Terex is focusing primarily on the Mexican and Caribbean markets.

Telescopic Container Stackers - The Company believes that three manufacturers account for a majority of the global market for telescopic container stackers. The Company believes that it is the second largest manufacturer behind Kalmar. Other manufacturers include Valmet Belloti and Taylor.

Telescopic Rough Terrain Lift Trucks -- OmniQuip and Gradall are the largest manufacturers of telescopic rough terrain lift trucks.

Off-Highway Trucks -- North America and Europe account for a majority of the global market. Four manufacturers dominate the global market. Terex believes that it is the third largest of these manufacturers (behind Volvo and Caterpillar).

High Capacity Surface Mining Trucks -- The high capacity surface mining truck industry includes three principal manufacturers: Caterpillar, Komatsu-Dresser and the Company. The Company believes that it is the third largest manufacturer.

Large Hydraulic Excavator -- The large hydraulic excavator industry is comprised of primarily seven manufacturers, the largest of which are Hitachi, Komatsu-DeMag, Liebherr and Caterpillar. Terex believes it is the largest manufacturer of hydraulic excavators having machine weights in excess of 200 tons. The largest hydraulic excavators also compete against electric mining shovels (rope excavators) from competitors such as Harnischfeger Corporation and Bucyrus International, Inc. and, for some applications, against bucket wheel loaders from competitors such as Caterpillar, Volvo and Komatsu-Dresser.

Employees

As of December 31, 1998, the Company had approximately 4,142 employees. The Company considers its relations with its personnel to be good. Approximately 25% of the Company's employees are represented by labor unions which have entered into or are in the process of entering into various separate collective bargaining agreements with the Company.

Patents, Licenses and Trademarks

Several of the trademarks and trade names of the Company, in particular the TEREX, LORAIN, UNIT RIG, MARK, P&H, PPM, SIMON, TELELECT, SQUARE SHOOTER, PAYHAULER, O&K, HOLLAND LIFT, AMERICAN, ITALMACCINE, PEINER and COMEDIL trademarks, are important to the business of the Company. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renews them as required. The Company also protects its trademark, trade name and patent rights when circumstances warrant such action, including the initiation of legal proceedings, if necessary. P&H is a registered trademark of Harnischfeger Corporation which the Company has the right to use for certain products pursuant to a license agreement until 2011. Pursuant to the terms of the acquisition agreements for the Simon Access Companies, the Company has the right to use the SIMON name (which is a registered trademark of Simon Engineering plc) for certain products until April 7, 2000. CELLA is a trademark of Sergio Cella. EFFER is a trademark of Effer SpA. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of Orenstein & Koppel) for most applications in the mining business for an unlimited period of time. All other trademarks and tradenames referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

Environmental Considerations

The Company generates hazardous and non-hazardous wastes in the normal course of its operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous and non-hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances. Compliance with such laws and regulations has, and will, require expenditures by the Company on a continuing basis. However, the Company has not incurred, and does not expect to incur in the future, any material capital expenditures for environmental control facilities.

Seasonal Factors

The Company markets a large portion of its products in North America and Europe, and its sales of trucks and cranes during the fourth quarter of each year to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year because of the normal winter slowdown of construction activity. However, sales of trucks and excavators to the mining industry are generally less affected by such seasonal factors.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:


  Entity                  Facility Location          Type and Size of Facility

Terex
 (Corporate Offices)....Westport, Connecticut (1)    Office;  14,898 sq. ft.
Terex
 (Distribution Center)..Southaven, Mississippi (1)   Warehouse and light
                                                      manufacturing;
                                                      505,000 sq. ft.  (2)
                             Terex Lifting

Terex Lifting -
 Waverly Operations.....Waverly, Iowa                Office, manufacturing and
                                                      warehouse; 383,000 sq. ft.
Terex Lifting -
 Conway Operations......Conway, South Carolina (1)   Office, manufacturing and
                                                      warehouse; 168,716 sq. ft.
PPM S.A.................Montceau-les-Mines, France   Office, manufacturing and
                                                      warehouse; 418,376 sq. ft.
P.P.M SpA...............Crespellano, Italy           Office, manufacturing and
                                                      warehouse; 68,501 sq ft.
PPM Europe Subsidiary...Dortmund, Germany (1)        Office and warehouse;
                                                      129,180 sq. ft.
PPM Europe Subsidiary...Rethel, France               Office, manufacturing and
                                                      warehouse; 213,058 sq. ft.
Terex Manufacturing.....Huron, South Dakota          Manufacturing;
                                                      88,000 sq.ft.
Telelect................Watertown, South Dakota (3)  Office, manufacturing and warehouse; 205,350 sq. ft.
Cella...................Brescia, Italy (1)           Office and manufacturing;
                                                      35,508 sq. ft.
Terex Aerials Limited...Cork, Ireland (1)            Office and manufacturing;
                                                      35,250 sq. ft.
Terex RO................Olathe, Kansas               Office and manufacturing;
                                                      80,400 sq. ft.
Terex Aerials...........Milwaukee, Wisconsin         Office, manufacturing and
                                                      warehouse; 103,000 sq. ft.
Square Shooter..........Baraga, Michigan             Office, manufacturing and
                                                      warehouse; 61,380 sq. ft.
Comedil.................Fontanafredda, Italy         Office, manufacturing and
                                                      warehouse; 100,682 sq. ft.
Holland Lift............Hoorn, The Netherlands       Office, manufacturing and
                                                      warehouse; 30,000 sq. ft.
Italmacchine............Perugia, Italy               Office, manufacturing and
                                                      warehouse; 113,834 sq. ft.
Peiner..................Trier, Germany               Office, manufacturing and
                                                      warehouse; 85,787 sq. ft.
American Crane..........Wilmington, North Carolina   Office, manufacturing and
                                                      warehouse; 572,200 sq. ft.
American Crane
 International..........Oudenbosch, The Netherlands  Office and warehouse;
                                                      86,111 sq. ft.

                           Terex Earthmoving

O&K Mining..............Dortmund, Germany (1)        Office, manufacturing,
                                                      warehouse; 775,000 sq. ft.
Unit Rig
 and Payhauler..........Tulsa, Oklahoma              Office, manufacturing and
                                                      warehouse; 375,587 sq. ft.
TEL.....................Motherwell, Scotland         Office, manufacturing and
                                                      warehouse; 473,000 sq. ft.
------------------------------
(1)  These facilities are either leased or subleased by the indicated entity.
(2) Includes 239,400 sq. ft. of warehouse space currently available for lease to others.
(3)  Includes 18,550 sq. ft. which are leased by the indicated entity.

Unit Rig and O&K Mining also have 10 owned or leased locations for parts distribution and rebuilding of components, of which one are in the United States, two are in Canada and seven are outside North America.

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


ITEM 3. LEGAL PROCEEDINGS

As described in Note M -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability and workers' compensation liability matters, which have arisen in the normal course of its operations and to which the Company is self-insured for up to $2.5 million per incident. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

As described in Note I - "Income Taxes" in the Notes to the Consolidated Financial Statements, the Company's federal income tax returns for the years 1987 through 1989 are currently being audited by the Internal Revenue Service ("IRS"). In December 1994, the Company received an examination report from the IRS proposing a substantial tax deficiency. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain net operating loss carryovers ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination report. The Company believes, however, that it will be able to provide adequate documentation for a large part of the tax deductions the IRS has disallowed. The IRS is currently reviewing information the Company provided to it. The IRS has recently advised the Company that it is no longer challenging the Company's right to use the NOLs in question. The final outcome of this audit is subject to the resolution of complicated legal and factual issues.

In March 1994, the Securities and Exchange Commission ("SEC") initiated a private investigation, which included Terex Corporation and certain of its affiliates, to determine whether violations of certain aspects of the Federal securities laws had occurred. The SEC has advised the Company that it may bring an administrative proceeding against the Company and certain of its present and former officers and directors. The Company understands that if the SEC brings such proceedings, the SEC would seek an order requiring the Company to cease and desist violating the federal securities laws, but would not impose monetary penalties on the Company. The Company is currently in negotiations with the SEC to resolve this matter.

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

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

(a) The Company's Common Stock is listed on the NYSE under the symbol "TEX." The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                    1998                                1997
       -------------------------------   ----------------------------------
        Fourth   Third  Second   First     Fourth   Third    Second   First
High.. $ 28.94 $ 29.56  $31.50  $27.44   $ 25.50  $ 24.50  $ 19.50  $ 13.50
Low...   13.38   14.00   26.88   20.00     18.94    18.75    13.13     9.50


No dividends were declared or paid in 1997 or in 1998. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business. The Company does not plan on paying dividends on the Common Stock in the near term. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 25, 1999, there were 667 stockholders of record of the Company's Common Stock.


(b)  Not Applicable.

ITEM 6.   SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)

                                                                          As of or for the Year Ended December 31,
                                                                -------------------------------------------------------------
                                                                   1998        1997         1996         1995         1994
                                                                ----------- ----------- ------------ ------------ -----------
 Summary of Operations
   Net sales....................................................$ 1,233.2   $    842.3  $    678.5    $   501.4   $     314.1
   Operating income from continuing operations..................    122.0         71.1         5.1         12.8          10.4
   Income (loss) from continuing operations before
     extraordinary items........................................     72.8         30.3       (54.3)       (32.1)          4.9
   Income (loss) from discontinued operations...................    ---          ---         102.0          4.4          (3.7)
   Income (loss) before extraordinary items.....................     72.8         30.3        47.7        (27.7)          1.2
   Net income (loss)............................................     34.5         15.5        47.7        (35.2)          0.5
   Income (loss) applicable to common stock.....................     34.5         10.7        24.8        (42.5)         (5.5)
   Per Common and Common Equivalent Share:
     Basic
       Income (loss) from continuing operations.................$    3.52   $     1.57  $     (6.54)  $    (3.79) $     (0.10)
       Income (loss) from discontinued operations...............   ---          ---            8.64         0.42        (0.36)
       Income (loss) before extraordinary items.................     3.52         1.57         2.10        (3.37)       (0.46)
       Net income (loss)........................................     1.67         0.66         2.10        (4.09)       (0.53)
     Diluted
       Income (loss) from continuing operations.................$    3.25   $     1.44  $     (5.81)  $    (3.79) $     (0.10)
       Income (loss) from discontinued operations...............   ---          ---            7.67         0.42        (0.36)
       Income (loss) before extraordinary items.................     3.25         1.44         1.86        (3.37)       (0.46)
       Net income (loss)........................................     1.54         0.60         1.86        (4.09)       (0.53)
 Working Capital
   Current assets...............................................$   771.6   $    426.5  $    390.2    $   312.0   $     278.1
   Current liabilities..........................................    425.4        236.1       195.0        196.3         221.6
   Working capital..............................................    346.2        190.4       195.2        115.7          56.5
 Property, Plant and Equipment
   Net property, plant and equipment............................$    99.5   $     47.8  $     31.7    $    40.1   $      86.2
   Capital expenditures.........................................     13.1          9.9         8.1          5.2          12.7
   Depreciation.................................................     10.1          8.2         7.0          7.4          13.7
 Total Assets...................................................$ 1,151.2   $    588.5  $    471.2    $   478.9   $     401.6
 Capitalization
   Long-term debt and notes payable, including current
     maturities.................................................$   631.3   $    300.1  $    281.3    $   329.9   $     190.9
   Minority interest, including redeemable preferred stock
     of a subsidiary............................................      0.6          0.6        10.0          9.4         ---
   Redeemable convertible preferred stock.......................    ---          ---          46.2         24.6          17.3
   Stockholders' equity (deficit)...............................     98.1         59.6       (71.7)       (96.9)        (55.7)
   Dividends per share of Common Stock..........................$   ---     $    ---    $    ---      $   ---     $     ---
   Shares of Common Stock outstanding at year end...............     20.8         20.5        13.2         10.6          10.3
 Employees
   Continuing operations........................................ 4,142           2,950       2,270        2,614         1,549
   Discontinued operations (Material Handling)..................    ---          ---         ---            986         1,302
     Total...................................................... 4,142           2,950       2,270        3,600         2,851

The Selected Financial Data include the results of operations of Payhauler, O&K Mining, Holland Lift, American Crane, Italmacchine, Peiner, Comedil, the Simon Access Companies, Square Shooter and PPM from January 5, 1998, March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998, December 18,
1998, April 7, 1997, April 14, 1997 and May 9, 1995, respectively, the dates of their acquisitions. See Note B -- "Acquisitions" in the Notes to the Consolidated Financial Statements for further information. The Selected Financial Data for the years ended December 31, 1994, 1995 and 1996 include the results of operations of CMHC as discontinued operations. See Note C -- "Discontinued Operations" in the Notes to the Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company currently operates in two industry segments: Terex Lifting and Terex Earthmoving. The Company previously operated a third industry segment, the Material Handling segment, the results of which are now accounted for as Income from Discontinued Operations. The 1997 Terex Lifting results include the operations of Simon Access and Square Shooter businesses from their respective acquisition dates of April 7, 1997 and April 14, 1997. The 1998 results for Terex Lifting include the results of Holland Lift, American Crane, Italmacchine, Peiner and Comedil from their respective acquisition dates of May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998 and December 18, 1998. Terex Earthmoving results for 1998 includes the results of Payhauler and O&K Mining from their respective acquisition dates of January 5, 1998 and March 31, 1998.

1998 Compared with 1997

The table below is a comparison of net sales, gross profit, engineering, selling and administrative expenses and income (loss) from operations, by segment, for 1998 and 1997.

                                              Year Ended December 31,
                                                                      Increase
                                             -----------------------
                                                 1998      1997      (Decrease)
                                             --------- -----------  -----------
                                                    (in millions of dollars)
NET SALES
Terex Lifting ...............................$   770.9   $  548.0   $  222.9
Terex Earthmoving ...........................    456.4      288.4      168.0
General/Corporate/Eliminations ..............      5.9        5.9      ---
                                             ---------  ---------   -----------
   Total ....................................$ 1,233.2   $  842.3   $  390.9
                                             =========  =========   ===========

GROSS PROFIT
Terex Lifting ...............................$   128.5   $   87.2   $   41.3
Terex Earthmoving ...........................     96.5       50.7       45.8
General/Corporate/Eliminations ..............      0.8        1.7       (0.9)
                                             ---------  ---------   -----------
   Total ....................................$   225.8   $  139.6   $   86.2
                                             =========  =========   ===========

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
Terex Lifting ...............................$    46.4   $   40.0   $    6.4
Terex Earthmoving ...........................     54.8       26.0       28.8
General/Corporate ...........................      2.6        2.5        0.1
                                             ---------  ---------   -----------
   Total ....................................$   103.8   $   68.5   $   35.3
                                             =========  =========   ===========

INCOME (LOSS) FROM OPERATIONS
Terex Lifting ...............................$    82.1   $   47.2   $   34.9
Terex Earthmoving ...........................     41.7       24.7       17.0
General/Corporate ...........................     (1.8)      (0.8)      (1.0)
                                             ---------  ---------   -----------
   Total ....................................$   122.0   $   71.1   $   50.9
                                             =========  =========   ===========

Net Sales

Sales increased $390.9 million, or approximately 46%, to $1,233.2 million in 1998 from $842.3 million in 1997. Internally generated growth represented approximately $146 million of this revenue increase while the acquired companies contributed approximately $245 million.

Terex Lifting's sales were $770.9 million for 1998, an increase of $222.9 million, or 41%, from $548.0 million in 1997 which did not include the results of Simon Access in the first quarter. Machine sales increased $183.2 million to $643.7 million while part sales increased $8.7 million to $81.6 million. The increase in sales is related to internally generated growth of approximately
$138 million, primarily driven by strong performances within our crane and utility aerial device businesses, and approximately $85 million related to acquisitions. Terex Lifting's backlog increased $35.3 million to $221.8 million driven by acquisitions in 1998 and a 9% increase in backlog at existing businesses.

Terex Earthmoving's sales were $456.4 million in 1998, an increase of $168.0 million, or 58%, from $288.4 million in 1997, primarily driven by acquisitions in 1998. Machine sales increased $86.6 million to $275.6 million while parts sales increased $47.5 million to $143.7 million. The sales mix was approximately 31% parts in 1998 compared to approximately 33% parts in 1997. Backlog increased to $196.4 million at December 31, 1998 from $30.3 million at December 31, 1997 primarily as a result of the Coal India order and the O&K acquisition.

Gross Profit

Gross profit for 1998 increased $86.2 million to $225.8 million as a result of acquisitions, internally generated growth in Terex Lifting and general improvements in gross profit margins. Gross profit as a percentage of net sales for 1998 increased to 18.3% as compared to 16.6% for 1997.

Terex Lifting's gross profit increased $41.3 million, or 47%, to $128.5 million, compared to $87.2 million in 1997. The increase in gross profit is driven by acquisitions (approximately $16 million), internally generated growth and the improvement in the gross profit percentage. Gross profit as a percentage of sales increased to 16.7% from 15.9% in 1997 driven primarily by improvements in our utility aerial device business.

Terex Earthmoving's gross profit increased $45.8 million, or 90%, to $96.5 million, compared to $50.7 million in 1997. The increase on gross profit and gross profit as a percentage of sales, 21.1% compared to 17.6% in 1997, is primarily related to the acquisitions in 1998.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses (which include the Company's research and development expenses) increased to $103.8 million in 1998 from $68.5 million for 1997, reflecting the effects of the companies acquired in 1998 and 1997. However, excluding the effects of the acquisitions, engineering, selling and administrative expenses as a percentage of sales decreased to 7.4% from 8.1% in 1997. Terex Earthmoving's engineering, selling and administrative expenses increased $28.8 million to $54.8 million for 1998 primarily due to the effect of the 1998 acquisitions. Terex Lifting's engineering, selling and administrative expenses increased to $46.4 million from $40.0 million in 1997, reflecting the 1998 and 1997 acquisitions. Engineering, selling administrative expenses as a percentage of sales, however, decreased to 6.0% from 7.3% in 1997. Unallocated corporate expenses increased slightly to $2.6 million in 1998 as compared to $2.5 million in 1997. See "Business--Research and Development" for a discussion of the Company's engineering expenses.

Income (Loss) from Operations

Income from operations for the Company increased $50.9 million, or 72%, to $122.0 million, compared to $71.1 million in 1997. Income from operations as a percentage of sales increased to 9.9% compared to 8.4% in 1997.

Terex Lifting's income from operations increased $34.9 million, or 74%, to $82.1 million, as compared to $47.2 million in 1997. The increase is the result of acquisitions (approximately $9 million), internal growth primarily driven by strong performances within our crane and utility aerial businesses, and continuing cost control efforts.

Terex Earthmoving's income from operations increased $17.0 million, or 69%, to $41.7 million, compared to $24.7 million in 1997. As a percentage of sales, income from operations increased to 9.1% from 8.6% in 1997. The increase in both dollars and as a percentage is driven primarily by acquisitions.

Interest Expense

Net interest expense increased to $44.5 million for 1998 from $38.5 million in 1997 as a result of higher average debt levels due to the 1998 acquisitions. The effect of the increased average debt levels was somewhat offset by the lower interest rates due to the redemption by the Company of $166.7 million of the 13-1/4 % Senior Secured Notes (the "Senior Secured Notes") on March 6, 1998.

Extraordinary Items

During 1998, the Company recorded a charge of $38.3 million to recognize a loss on the early extinguishment of debt in connection with the redemption of its Senior Secured Notes and the refinancing of the Company's bank credit facilities.

The Company recorded a charge of $2.6 million in 1997 to recognize a loss on the early extinguishment of debt in connection with a debt refinancing in April 1997. Additionally, the Company recorded a charge of $12.2 million to recognize a loss on the early extinguishment of debt in connection with the September 1997 redemption of $83.3 million of the Senior Secured Notes.

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


                                     Year Ended December 31,
                                                                    Increase
                                   ---------------------------
                                        1997          1996         (Decrease)
                                   ------------- -------------- ---------------
                                             (in millions of dollars)
NET SALES
  Terex Lifting....................$    548.0    $     363.9    $    184.1
  Terex Earthmoving.................    288.4          314.9         (26.5)
  General/Corporate/Eliminations....      5.9           (0.3)          6.2
                                   ------------- -------------- ----------------
     Total.........................$    842.3    $     678.5    $    163.8
                                   ============= ============== ================

GROSS PROFIT
  Terex Lifting....................$     87.2    $      38.1    $     49.1
  Terex Earthmoving.................     50.7           31.3          19.4
  General/Corporate/Eliminations....      1.7           (0.2)          1.9
                                   ------------- -------------- ----------------
     Total.........................$    139.6    $      69.2    $     70.4
                                   ============= ============== ===============

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES
  Terex Lifting....................$     40.0    $      33.3    $      6.7
  Terex Earthmoving.................     26.0           25.7           0.3
  General/Corporate.................      2.5            5.1          (2.6)
                                   ------------- -------------- ----------------
     Total.........................$     68.5    $      64.1    $      4.4
                                   ============= ============== ================

INCOME (LOSS) FROM OPERATIONS
  Terex Lifting....................$     47.2    $       4.8    $     42.4
  Terex Earthmoving.................     24.7            5.6          19.1
  General/Corporate.................     (0.8)          (5.3)          4.5
                                   ------------- -------------- ----------------
     Total.........................$     71.1    $       5.1    $     66.0
                                   ============= ============== ================

INCOME FROM DISCONTINUED OPERATIONS
                                   $    ---      $     102.0    $   (102.0)
                                   ============= ============== ================


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

On a consolidated basis, the Company had operating income of $71.1 million for 1997,compared to operating income of $5.1 million for 1996, for the reasons mentioned above.

Interest Expense

Net interest expense decreased to $38.5 million for 1997 from $43.6 million in 1996 as a result of lower average debt levels and interest rates in 1997. A portion of the decrease was due to the $139.5 million of cash provided from the sale of the Company's Materials Handling Segment in November 1996, which allowed the Company to eliminate borrowings under its revolving credit facility prior to the acquisition of the Simon Access Companies on April 7, 1997. Furthermore, the proceeds from the issuance of Common Stock in July 1997 were used to reduce the average balance borrowed under the then existing revolving credit facility, and then on September 4, 1997, the Company redeemed $83.3 million of then outstanding Senior Secured Notes.

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

Liquidity and Capital Resources

Net cash of $19.5 million was used by operating activities during the year ended December 31, 1998. During this period, $91.2 million was provided by operating results before depreciation, amortization and extraordinary loss on retirement of debt, and approximately $110 million was invested in working capital. The investment in working capital was the result of a decision to invest in the Terex Aerials business in Europe, the impact of the Coal India order and to support the general increase in business activity. Net cash used in investing activities was $222.0 million during the year ended December 31, 1998, primarily related to the acquisitions of O&K Mining, Payhauler, Holland Lift, American Crane, Italmacchine, Peiner, and Comedil. Net cash provided by financing activities was $239.3 million during the year ended December 31, 1998. As described below, cash was provided by the net proceeds from the issuance of Terex's 8-7/8% Senior Subordinated Notes due 2008 and additional borrowings from Terex's new bank credit facility. As also described below, cash was used in the redemption or defeasance of the remainder of the Company's formerly outstanding 13-1/4% Senior Secured Notes. Cash and cash equivalents totaled $25.1 million at December 31, 1998.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of debt and/or equity, asset sales, including the sale of business units, or any combination thereof.

Including the 1998 acquisitions of O&K Mining, American Crane, Holland Lift, Payhauler, Italmacchine, Peiner and Comedil, since the beginning of 1995 Terex has invested approximately $430 million to strengthen its core businesses through ten strategic acquisitions. Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. As with its previous acquisitions, the Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.

On October 15, 1998, the Company, through its Unit Rig division, was awarded a $157.0 million order for the construction and delivery of 160 rigid off-highway haul trucks from Coal India, the government agency for coal management in India. As part of the contract, in January 1999 the Company received a down payment of 10% of the total contract value and in 1998 posted approximately $30 million in letters of credit related to certain performance guarantees and to the 10% down payment. It is anticipated that all trucks will be delivered during calendar year 1999 and deliveries have commenced. Coal India is paying for the trucks with a portion of a World Bank loan granted to the government of India in 1997, and the order is fully supported by letters of credit.

On March 6, 1998, the Company refinanced its then existing credit facility and redeemed or defeased all $166.7 million principal amount of its then outstanding Senior Secured Notes. The proceeds for the offer to purchase the former 13-1/4% Senior Secured Notes and the repayment of its then existing revolving credit facility were obtained from borrowings under the Company's current bank credit facility. In connection with the refinancing of the Company's then existing credit facility and the repurchase of the remaining 13-1/4% Senior Secured Notes, the Company incurred extraordinary losses of $1.9 million and $36.4 million, respectively. These extraordinary charges were recorded in the first quarter of 1998. The total funds paid at the redemption were $202.2 million ($166.7 million principal, $28.7 million redemption premium and $6.8 million accrued interest).

In addition, on March 31, 1998 the Company acquired O&K Mining GmbH for a net aggregate consideration of approximately $168 million. Concurrently with the O&K Mining acquisition, the Company issued $150.0 million of its 8-7/8% Senior Subordinated Notes due 2008.

As of December 31, 1998, the Company's balance outstanding under its revolving credit facility totaled $44.1 million, letters of credit issued under Terex's revolving credit facility totaled $51.6 million, and the additional amount the Company could have borrowed under its revolving credit facility was $29.3 million.

On March 9, 1999, the Company issued $100.0 million of its 8-7/8% Series C Senior Subordinated Notes due 2008. The net proceeds from the offering will be used to prepay scheduled principal payments due through March 31, 2000 of approximately $30.0 million with respect to Term A and Term B indebtedness under Terex's bank credit facility, to repay outstanding revolving credit indebtedness and for acquisitions.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on its 8-7/8% Senior Subordinated Notes due 2008 and monthly interest payments on the Company's bank credit facility.

The Company believes that cash generated from operations, together with the Company's revolving credit facility and recently issued 8-7/8% senior subordinated notes due 2008, provides the Company adequate liquidity to meet its operating and debt service requirements.

Contingencies and Uncertainties

Internal Revenue Service

The Company's federal income tax returns for the years 1987 through 1989 are currently being audited by the IRS. In December 1994, the Company received an examination report from the IRS proposing a large tax deficiency. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain net operating loss carryovers ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination report. The IRS is currently reviewing information the Company provided to it. The final outcome of this audit is subject to the resolution of complicated legal and factual issues. Given the number and complexity of the legal and administrative proceedings involved, this audit could continue for several more years.

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through December 31, 1998 of approximately $112.1 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 9% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

The Company believes that it is able to provide adequate documentation for a large part of the tax deductions the IRS has disallowed. In addition, the IRS has recently advised the Company that it is no longer challenging the Company's right to use the NOLs in question. As a result, the Company does not believe that the outcome of the audit will have a material adverse effect on its financial condition or results of operations. However, the Company may lose or have to use some of its NOLs as a result of the audit. In addition, there is also a possibility that the Company will have to pay some amount of tax, penalties and interest to the IRS to resolve this matter. The final outcome of the audit cannot be determined or estimated at this time. Accordingly, the Company does not have any additional reserves for amounts which might be due as a result of the audit because the loss ranges from zero to $56 million plus interest and penalties.

Securities and Exchange Commission

In March 1994, the Securities and Exchange Commission began a private investigation of the Company and certain of its present and former officers and directors. The purpose of the investigation was to determine whether any of these parties had violated federal securities laws. To date, this investigation has focused primarily on the accounting treatment and the reporting (in filings with the SEC) of various transactions which took place in the late 1980s and the early 1990s. The Company is cooperating with the SEC in its investigation.

The SEC has advised the Company that it may bring an administrative proceeding against the Company and certain of its present and former officers and directors. The Company understands that if the SEC brings such proceedings, the SEC would seek an order requiring the Company to cease and desist violating the federal securities laws, but would not impose monetary penalties on the Company. Such an order would be based on claims relating to the accounting treatment and the reporting in the Company's financial statements for the years ended December 31, 1990 and 1991, and its Proxy Statement for the 1992 fiscal year. The Company is currently in negotiations with the SEC to resolve this matter.

It is not possible at this time for us to determine the outcome of this investigation.

Year 2000 Issue

The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1998 is represented by the number "98" in many legacy software applications. Consequently, on January 1, 2000 the year will jump back to "00" for many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. Accordingly, when computing basic lengths of time, computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the Year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from Terex's customers, any or all of which could materially adversely affect Terex's business, financial condition, liquidity or results of operations.

The Company has conducted a company-wide assessment of its computer systems, products and operations infrastructure to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company believes that it has identified those business-critical computer systems which are not presently Y2K compliant, and has instituted a plan to replace, upgrade or modify most of these systems by mid-1999. However, the Company acquired seven new companies during 1998, all but one of which is located in Europe. The business-critical systems of certain of the newly acquired companies, including O&K Mining, were not Y2K compliant at the time of acquisition. The Company has instituted a plan to replace, upgrade or modify the systems at these acquired companies and expects to be completed by the end of 1999; however, no assurance can be given that the replacement, upgrade or modification of the systems at these companies will be timely completed. The total cost associated with required modifications to become Y2K compliant is not expected to exceed $5 million, and a significant portion of these costs were planned upgrades to the current financial and operating systems.

The Company has also initiated communications with third parties whose computer systems' functionality could impact Terex. These communications will facilitate coordination of Y2K solutions and will permit the Company to determine the extent to which the Company may be vulnerable to failures of third parties to address their own Y2K issues. To date, the Company has not identified any significant issues with respect to third parties.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition, and as such, has not yet established a contingency plan to handle the most reasonably likely worst case scenario. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material suppliers and customers. The Company believes that, with the implementation of new business systems and completion of its Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Euro

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Terex's operating subsidiaries affected by the euro conversion are assessing the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transactions and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

Other

The Company is subject to a number of contingencies and uncertainties including product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

The Company generates hazardous and nonhazardous wastes in the normal course of its manufacturing operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Compliance with these laws and regulations has, and will continue to require, the Company to make expenditures. The Company does not expect that these expenditures will have a material adverse effect on its business or profitability.

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 50 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Pound Sterling, the French Franc, the German Mark and the Italian Lira. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. Such foreign currency contracts have not historically been material in amount.

Because certain of the Company's obligations, including indebtedness under the Company's bank credit facility will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $220 million of the principal amount of its indebtedness under its bank credit facility fixing interest at various rates between 6.6% and 8.2%.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainties. In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the ability to successfully integrate acquired businesses; the retention of key management personnel; foreign currency fluctuations; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply parts and components at competitive prices and the Company's ability to timely manufacture and deliver products to customers; compliance with the restrictive covenants contained in the Company's debt agreements; continued use of net operating loss carryovers; the outcome of the Internal Revenue Service audit; the outcome of the Securities and Exchange Commission investigation; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. See Note A in the Consolidated Financial Statements for further information on accounting policies related to derivative financial statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include, British Pound, German Mark, French Franc and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 1998 and 1997 the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $11.0 million and $13.8 million, respectively, fair value of which approximates carrying value.


Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 1998, the Company had approximately $220 million of interest rate swaps fixing interest rates between 6.6% and 8.2%. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $(4.3) million at December 31, 1998.

At December 31, 1998, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at December 31, 1998 would have increased interest expense by approximately $1.6 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 1998 and 1997 are as follows (in millions, except per share amounts):


                                                               1998                                  1997
                                               ----------------------------------------------------------------------------
                                                Fourth    Third    Second    First     Fourth    Third   Second    First
                                               ----------------------------------------------------------------------------
Net sales                                     $  320.4  $  318.7 $  333.5 $  260.6   $  219.7  $ 214.1  $  232.2 $  176.3
Gross profit                                      61.7      58.7     60.6     44.8       36.8     37.0      38.3     27.5
Income (loss) before  extraordinary items         18.1      19.7     20.6     14.4       10.0      8.7       7.7      3.9
Net income (loss)                                 18.1      19.7     20.6    (23.9)      10.0     (3.5)      5.1      3.9
Income (loss) applicable to common stock          18.1      19.7     20.6    (23.9)       6.4     (3.9)      4.7      3.5
Per share:
  Basic
    Income (loss) before extraordinary items  $    0.87 $   0.95 $    1.00 $  0.70   $    0.32 $  0.47  $    0.54 $  0.26
    Net income (loss)                              0.87     0.95      1.00   (1.16)       0.32   (0.21)      0.35    0.26
  Diluted
    Income (loss) before extraordinary items  $    0.81 $   0.88 $    0.92 $  0.65   $    0.30 $  0.43  $    0.48 $  0.24
    Net income (loss)                              0.81     0.88      0.92   (1.08)       0.30   (0.20)      0.31    0.24


The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

In the first quarter of 1998, the Company recognized extraordinary losses on the early extinguishment of debt -- $1.9 million in connection with the refinancing of its then existing credit facility and $36.4 million in connection with the repurchase of its Senior Secured Notes.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See "Index to Consolidated Financial Statements and Financial Statement
     Schedule" on Page F-1.

     (3) Exhibits

See "Index to Exhibits" on Page E-1.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                           March 30, 1999
    -------------------------
     Ronald M. DeFeo,
     Chairman, Chief Executive Officer
     and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                 Title                             Date

/s/  Ronald M. DeFeo          Chairman, Chief Executive Officer,  March 30, 1999
--------------------------
       Ronald M. DeFeo        and Director
                                 (Principal Executive Officer)

/s/  Joseph F. Apuzzo         Vice President - Corporate Finance  March 30, 1999
--------------------------
       Joseph F. Apuzzo       (Principal Financial Officer)

/s/  Kevin M. O'Reilly        Controller                          March 30, 1999
--------------------------
       Kevin M. O'Reilly      (Principal Accounting Officer))

/s/  G. Chris Andersen        Director                            March 30, 1999
--------------------------
       G. Chris Andersen

/s/  Donald P. Jacobs         Director                            March 30, 1999
--------------------------
       Donald P. Jacobs

/s/  William H. Fike          Director                            March 30, 1999
--------------------------
       William H. Fike

/s/  Bruce I. Raben           Director                            March 30, 1999
--------------------------
       Bruce I. Raben

/s/  Marvin B. Rosenberg      Director                            March 30, 1999
--------------------------
       Marvin B. Rosenberg

/s/  David A. Sachs           Director                            March 30, 1999
--------------------------
       David A. Sachs

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                       TEREX CORPORATION AND SUBSIDIARIES

  Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                          Page
                                TEREX CORPORATION
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 1998

  Report of independent accountants...................................... F - 2
  Consolidated statement of income ...................................... F - 3
  Consolidated balance sheet............................................. F - 4
  Consolidated statement of changes in stockholders' equity (deficit).... F - 5
  Consolidated statement of cash flows................................... F - 6
  Notes to consolidated financial statements............................. F - 7

                             PPM CRANES, INC.
    CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997
                      AND FOR EACH OF THE THREE YEARS
                   IN THE PERIOD ENDED DECEMBER 31, 1998

  Report of independent accountants...................................... F - 36
  Consolidated statement of operations................................... F - 37
  Consolidated balance sheet............................................. F - 38
  Consolidated statement of changes in shareholders' deficit............. F - 39
  Consolidated statement of cash flows................................... F - 40
  Notes to consolidated financial statements............................. F - 41

FINANCIAL STATEMENT SCHEDULES

  Schedule II -- Valuation and Qualifying Accounts and Reserves.......... F - 48
  Schedule IV -- Indebtedness of and to Related Parties -- Not Current... F - 49


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the Terex Corporation consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Stamford, Connecticut
March 1, 1999



                       TEREX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     (in millions, except per share amounts)

                                                                 Year Ended December 31,
                                                           ------------------------------------
                                                              1998        1997        1996
                                                           ----------- ----------- ------------
NET SALES................................................. $ 1,233.2   $    842.3  $    678.5

COST OF GOODS SOLD........................................   1,007.4        702.7       609.3
                                                           ----------- ----------- ------------

   GROSS PROFIT...........................................     225.8        139.6        69.2

ENGINEERING, SELLING AND ADMINISTRATIVE EXPENSES..........     103.8         68.5        64.1
                                                           ----------- ----------- ------------

   INCOME FROM OPERATIONS.................................     122.0         71.1         5.1

OTHER INCOME (EXPENSE)
   Interest income........................................       2.7          0.9         1.2
   Interest expense.......................................     (47.2)       (39.4)      (44.8)
   Amortization of debt issuance costs....................      (2.1)        (2.6)       (2.6)
   Other income (expense) - net...........................      (0.9)         1.0        (1.1)
                                                           ----------- ----------- ------------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND EXTRAORDINARY ITEMS.................      74.5         31.0       (42.2)

PROVISION FOR INCOME TAXES................................      (1.7)        (0.7)      (12.1)
                                                           ----------- ----------- ------------

  INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEMS....................................      72.8         30.3       (54.3)

INCOME FROM DISCONTINUED OPERATIONS
  (net of tax expense of  $2.6 in 1996)...................     ---          ---         102.0
                                                           ----------- ----------- ------------

  INCOME BEFORE EXTRAORDINARY ITEMS.......................      72.8         30.3        47.7

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT..................     (38.3)       (14.8)      ---
                                                           ----------- ----------- ------------

   NET INCOME ............................................      34.5         15.5        47.7

LESS PREFERRED STOCK ACCRETION............................     ---           (4.8)      (22.9)
                                                           ----------- ----------- ------------

   INCOME APPLICABLE TO COMMON STOCK...................... $    34.5   $     10.7  $     24.8
                                                           =========== =========== ============


PER COMMON AND COMMON EQUIVALENT SHARE:
  Basic
      Income (loss) from continuing operations............ $    3.52    $    1.57   $   (6.54)
      Income from discontinued operations.................    ---          ---           8.64
                                                            ----------- ----------- ------------
         Income before extraordinary items................      3.52         1.57        2.10
      Extraordinary loss on retirement of debt............     (1.85)       (0.91)       ---
                                                            ----------- ----------- ------------

     Net income........................................... $    1.67    $    0.66   $    2.10
                                                            =========== =========== ============
  Diluted
      Income (loss) from continuing operations............ $    3.25    $    1.44   $   (5.81)
      Income from discontinued operations.................    ---          ---           7.67
                                                            ----------- ----------- ------------

          Income before extraordinary items...............      3.25         1.44        1.86
      Extraordinary loss on retirement of debt............     (1.71)       (0.84)       ---
                                                            ----------- ----------- ------------

      Net income.......................................... $    1.54    $    0.60   $    1.86
                                                            =========== =========== ============

AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
     OUTSTANDING IN PER SHARE CALCULATION:
        Basic.............................................     20.7         16.2        11.8
        Diluted...........................................     22.4         17.7        13.3

The  accompanying  notes are an  integral  part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)

                                                                            December 31,
                                                                       ------------------------
                                                                          1998        1997
                                                                       ------------ -----------

CURRENT ASSETS
   Cash and cash equivalents.......................................... $     25.1    $     28.7
   Trade receivables (less allowance $5.6 and $4.5 as
     of December 31, 1998 and 1997)...................................      249.8         139.3
respectively).........................................................
   Net inventories....................................................      472.8         232.1
   Other current assets...............................................       23.9          26.4
                                                                       ------------ -----------
                      Total Current Assets............................      771.6         426.5

LONG-TERM ASSETS
   Property, plant and equipment - net................................       99.5          47.8
   Goodwill - net.....................................................      240.9          88.4
   Other assets - net.................................................       39.2          25.8
                                                                       ------------ ------------

TOTAL ASSETS.......................................................... $  1,151.2    $    588.5
                                                                       ============ ============

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt................ $     44.7    $     26.6
   Trade accounts payable.............................................      226.9         138.1
   Accrued compensation and benefits..................................       24.7          16.4
   Accrued warranties and product liability...........................       36.0          25.3
   Other current liabilities..........................................       93.1          29.7
                                                                       ------------ ------------
                     Total Current Liabilities........................      425.4         236.1

NON CURRENT LIABILITIES
   Long-term debt, less current portion...............................      586.6         273.5
   Other..............................................................       41.1          19.3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Warrants to purchase common stock..................................        0.8           0.8
  Equity rights.......................................................        3.1           3.2
   Common Stock, $0.01 par value --
      authorized 150.0 and 30.0 shares; issued and outstanding 20.8
      and 20.5 shares at December 31, 1998 and 1997, respectively.....        0.2           0.2
   Additional paid-in capital.........................................      179.0         178.7
   Accumulated deficit................................................      (80.9)       (115.4)
   Accumulated other comprehensive income.............................       (4.1)         (7.9)
                                                                       ------------ ------------
                   Total Stockholders' Equity.........................       98.1          59.6
                                                                       ------------ ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................ $  1,151.2    $    588.5
                                                                       ============ ============

   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                  (in millions)

                                                                                         Acumulated
                                                               Additional   Accumu-        Other
                                           Equity    Common     Paid-in      lated     Comprehensive      Total
                               Warrants    Rights     Stock     Capital     Deficit        Income
                               --------- ----------- --------- ---------- ------------ ------------- ---------------
BALANCE AT
   DECEMBER 31, 1995.......   $    17.2  $   ---     $    0.1   $   40.5  $   (150.9)  $    (3.8)     $   (96.9)

 Net income................       ---        ---        ---        ---          47.7       ---             47.7
 Other Comprehensive Income:
     Unrealized holding loss
    on equity securities...       ---        ---        ---        ---         ---          (1.0)          (1.0)
     Translation adjustment       ---        ---        ---        ---         ---          (0.6)          (0.6)
     Pension liability            ---        ---        ---        ---         ---           0.7            0.7
   adjustment
                                                                                                     ----------------
 Comprehensive Income......                                                                                46.8
                                                                                                     ----------------
 Accretion of carrying value
   of   redeemable preferred
   stock to redemption value      ---        ---        ---        ---         (22.9)      ---            (22.9)
 Conversion of Warrants....       (14.0)     ---        ---         14.0       ---         ---            ---
 Issuance of common stock..       ---        ---        ---          1.3       ---         ---              1.3
                              ---------- ----------- ---------- --------- ------------ ------------- ----------------

BALANCE AT
   DECEMBER 31, 1996.......         3.2      ---          0.1       55.8      (126.1)       (4.7)         (71.7)

 Net income................       ---        ---        ---        ---          15.5       ---             15.5
 Other Comprehensive Income:
     Conversion of Series
     B       preferred stock      ---        ---        ---          1.0       ---         ---              1.0
     Translation adjustment       ---        ---        ---        ---         ---          (3.4)          (3.4)
     Pension liability            ---        ---        ---        ---         ---           0.2            0.2
     adjustment
                                                                                                     ----------------
 Comprehensive Income......                                                                                13.3
                                                                                                     ----------------
 Accretion of carrying value
   of redeemable preferred
   stock to redemption value      ---        ---        ---        ---          (4.8)      ---             (4.8)
 Conversion of Warrants....        (2.4)     ---        ---          2.4       ---         ---            ---
 Issuance of Common Stock..       ---        ---          0.1      106.1       ---         ---            106.2
 Reclassification of equity
   rights from non-current        ---          3.2      ---        ---         ---         ---              3.2
   liabilities
 Exchange of Preferred Stock
   of a subsidiary for common
   stock...................       ---        ---        ---         13.4       ---         ---             13.4
                              ---------- ----------- ---------- --------- ------------ ------------- ----------------

BALANCE AT
   DECEMBER 31, 1997.......         0.8        3.2        0.2      178.7      (115.4)       (7.9)          59.6

 Net income................       ---        ---        ---        ---          34.5       ---             34.5
 Other Comprehensive Income:
     Translation adjustment       ---        ---        ---        ---         ---           3.8            3.8
                                                                                                     ----------------
 Comprehensive Income......                                                                                38.3
                                                                                                     ----------------
 Issuance of Common Stock..       ---        ---        ---          0.8       ---         ---              0.8
 Exercise of Equity Rights.       ---         (0.1)     ---         (0.5)      ---         ---             (0.6)
                              ---------- ----------- ---------- --------- ------------ ------------- ----------------

BALANCE AT DECEMBER 31, 1998
                              $     0.8  $     3.1   $    0.2   $  179.0  $    (80.9)  $    (4.1)     $    98.1
                              ========== =========== ========== ========= ============ ============= ================


   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                   Year Ended December 31,
                                                                          ------------------------------------------
                                                                              1998          1997          1996
                                                                          --------------- ------------- ------------

OPERATING ACTIVITIES
Net Income................................................................$     34.5      $     15.5    $     47.7
Adjustments to reconcile net income to cash used in operating activities:
   Depreciation ..........................................................      10.1             8.2           7.0
                                                                                 8.3             6.1           6.7
Amortization...........................................................
   Extraordinary loss on retirement of debt...............................      38.3            14.8         ---
   Gain on sale of discontinued operations................................     ---             ---           (84.5)
   Impairment charges and asset writedowns................................     ---             ---            33.8
   Deferred taxes.........................................................     ---             ---            11.3
   Other..................................................................     ---               0.1          (2.9)
   Changes in operating assets and liabilities (net of effects of acquisitions):
       Trade receivables..................................................     (45.5)           (4.8)        (23.7)
       Net inventories....................................................    (106.1)          (11.5)        (12.7)
       Net assets of discontinued operations..............................     ---             ---            (5.4)
       Trade accounts payable.............................................      35.7             6.5           4.9
       Accrued compensation and benefits..................................       7.8            (2.6)          3.3
       Other, net.........................................................      (2.6)          (32.6)         (3.1)
                                                                          --------------- ------------- -------------
         Net cash used in operating activities............................     (19.5)           (0.3)        (17.6)
                                                                          --------------- ------------- -------------

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired........................    (211.3)          (97.2)        ---
   Capital expenditures...................................................     (13.1)           (9.9)         (8.1)
   Proceeds from sale of excess assets....................................       2.4             8.5           6.5
   Net proceeds from sale of discontinued operations .....................     ---             ---           137.2
   Other..................................................................     ---             ---             0.1
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) investing activities..............    (222.0)          (98.6)        135.7
                                                                          --------------- ------------- -------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs........     513.6           ---           ---
   Net borrowings (repayments) under revolving line of credit agreements..     (71.5)           99.7         (55.0)
   Principal repayments of long-term debt.................................    (170.8)          (83.7)         (1.0)
   Payment of premiums on early extinguishment of debt....................     (29.0)           (9.9)        ---
   Redemption of preferred stock..........................................     ---             (45.4)        ---
   Issuance of common stock...............................................     ---             104.6         ---
   Other..................................................................      (3.0)           (1.1)          5.6
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) financing activities..............     239.3            64.2         (50.4)
                                                                          --------------- ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............
                                                                                (1.4)           (8.6)         (2.7)
                                                                          --------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      (3.6)          (43.3)         65.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................      28.7            72.0           7.0
                                                                          --------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................$     25.1      $     28.7    $     72.0
                                                                          =============== ============= =============

The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As set forth in Note C below, the Company sold its Clark Material Handling business on November 27, 1996. The sale resulted in a gain of $84.5. The Clark Material Handling business is accounted for as a discontinued operation in the consolidated statement of operations for the year ended December 31, 1996.

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

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to expense at the time of retirement. Debt issuance costs before amortization totaled $14.2 and $12.6 at December 31, 1998 and 1997, respectively. During 1998, 1997 and 1996, the Company amortized $2.1, $2.6 and $2.6, respectively, of capitalized debt issuance costs; in addition, $7.7 and $4.1 of such costs were charged to extraordinary loss on retirement of debt in 1998 and 1997, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets arising from business combinations and are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $15.1 and $8.9 at December 31, 1998 and 1997, respectively.

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

Revenue Recognition. Revenue and costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers. Certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or deliver at a time specified by the customer. In such cases, the units are invoiced under the Company's customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company's inventory and identified as belonging to the customer and the Company has no further obligations under the order.

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

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Equity. Gains or losses resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction.

Financial Instruments. The Company may from time to time use foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1998 and 1997 the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $11.0 and $13.8, respectively, fair value of which approximates their carrying value.

As certain of the Company's obligations, including indebtedness under the New Bank Credit facility (as defined in Note G), bear interest at floating rates, the Company entered into certain interest protection arrangements. At December 31, 1998, the Company had approximately $220 of such interest protection arrangements fixing interest at various rates between 6.6% and 8.2%. The differentials to be received or paid are recognized as adjustments to interest expense. The fair market value of these arrangements approximated $(4.3).

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1998 and 1997.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses.

Income Taxes. Prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. (See Note I -- "Income Taxes.")

Earnings Per Share. Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of Terex common stock outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of shares of Terex common stock outstanding and dilutive potential common shares. In computing diluted earnings per share the assumed exercise of warrants, equity rights and stock options at December 31, 1998 was 0.1, 0.8 and 0.8, respectively.

Comprehensive Income. In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of total non-shareowner changes in equity in interim periods and additional disclosures of the components of non-shareowner changes in equity on an annual basis. Comprehensive income is disclosed in the Consolidated Statement of Changes in Stockholder's Equity (Deficit).

Hedging Activities. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. The Company does not expect that adoption of this statement will have a significant impact on its financial position or results of operations.

NOTE B -- ACQUISITIONS

On January 5, 1998, the Company completed the purchase of Payhauler Corp. ("Payhauler"). Payhauler, which is part of the Terex Earthmoving segment, manufactures four-wheel drive off-highway trucks.

On March 31, 1998, the Company purchased all of the outstanding shares of O&K Mining GmbH ("O&K Mining") from O&K Orenstein & Koppel AG ("Orenstein & Koppel") for net aggregate consideration of approximately $168, subject to certain post-closing adjustments. The transaction was financed through the issuance of the Company's New Senior Subordinated Notes (as defined in Note G) and borrowings under the Company's New Bank Credit Facility. O&K Mining, which is part of the Terex Earthmoving segment, is headquartered in Dortmund, Germany, and has operations in the United States, the United Kingdom, Australia, Canada, South Africa and Singapore. O&K Mining markets a complete range of large hydraulic mining shovels serving the global surface mining industry and the global construction and infrastructure development markets.

On May 4, 1998, the Company completed the purchase of Holland Lift International B.V. ("Holland Lift"). Holland Lift, which is part of the Terex Lifting segment, manufactures aerial work platforms at its facility near Amsterdam, the Netherlands.

On July 31, 1998, the Company completed the acquisition of The American Crane Corporation ("American Crane"). American Crane, which is part of the Terex Lifting segment, manufactures lattice boom cranes at its facility in Wilmington, North Carolina.

On November 3, 1998, the Company completed the acquisition of Italmacchine SpA ("Italmacchine"). Italmacchine, which is part of the Terex Lifting segment, manufactures rough terrain telescopic boom forklifts at its facility near Perugia, Italy

On November 13, 1998, the Company completed the acquisition of Peiner HTS ("Peiner"). Peiner, which is part of the Terex Lifting segment, manufactures tower cranes at it its facility in Trier, Germany.

On December 18, 1998, the Company completed the acquisition of Gru Comedi SpA ("Comedil"). Comedil, which is part of the Terex Lifting segment, manufactures tower cranes at its facility in Fontanafredda, Italy.

The Payhauler, O&K Mining, Holland Lift, American Crane, Italmacchine, Peiner and Comedil acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $153) is being amortized on a straight-line basis over 40 years. The Company is in the process of completing evaluations and estimates for purposes of determining certain values and as such, may revise the estimates as additional information is obtained.

Simon Access and Baraga - On April 7, 1997, the Company completed the purchase of the industrial businesses of Simon Access division ("Simon Access") of Simon Engineering plc for $90 in cash, subject to adjustment. Simon Access, which is part of the Terex Lifting segment, consists principally of several business units in the United States and Europe which are engaged in the manufacture and sale of access equipment designed to position people and materials to work at heights. Simon Access products include truck mounted aerial devices, aerial work platforms and truck mounted cranes (boom trucks) which are sold to utility companies as well as to customers in the industrial and construction markets. The Company obtained the funds necessary to complete the transaction from its cash on hand and borrowings under the 1997 Credit Facility. (See Note G - "Long-Term Obligations").

On April 14, 1997 the Company completed the purchase of Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. (collectively, "Baraga", or the "Square Shooter Business"). Baraga, which is part of the Terex Lifting segment, manufactures rough terrain telescopic boom forklifts.

The Simon Access and Baraga acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $66) is being amortized on a straight-line basis over 40 years.

The operating results of the acquired businesses are included in the Company's consolidated results of operations since the date of acquisition. The following pro forma summary presents the consolidated results of operations, including the pre-acquisition results of the acquired businesses, for the respective period, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs related to the Company's refinancings discussed in Note G.

                                                Unaudited Pro Forma for the
                                                  Year Ended December 31,
                                                ------------- --------------
                                                    1998          1997
                                                ------------- --------------
Net sales.......................................$   1,366.5   $    1,307.2
Income from operations..........................      117.5           84.2
Income before extraordinary items...............       64.9           34.8
Income before extraordinary items, per share:
   Basic........................................$       3.14  $        1.54
   Diluted......................................$       2.90  $        1.43

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

NOTE C -- DISCONTINUED OPERATIONS

The Company sold its worldwide  Clark  Material  Handling  business  ("CMHC") on
November 27, 1996 for $139.5 in cash. The sale resulted in a $84.5 gain net of $2.6 of income taxes. CMHC comprised the Company's Material Handling Segment. The accompanying Consolidated Statement of Operations for the year ended December 31, 1996 includes the results of CMHC in "Income from Discontinued Operations." Please refer to Note A - Basis of Presentation for a discussion of allocation of interest expense. Summary operating results of discontinued operations are as follows:

                                                                 Year ended
                                                                 December 31,
                                                                    1996
                                                                ------------
Net sales...................................................    $   404.6
Income before income taxes..................................         17.5
Provision for income taxes..................................        ---

Income from operations of discontinued operations...........    $    17.5
Gain on sale of discontinued operations.....................         84.5
                                                                ------------
Income from discontinued operations.........................    $   102.0
                                                                ============


NOTE D -- IMPAIRMENT OF LONG LIVED ASSETS AND OTHER SPECIAL CHARGES

As required by generally accepted accounting principles, in the acquisition of PPM Cranes, Inc. and PPM S.A. in May 1995 goodwill was allocated to various operating units. After eighteen months of continuous rationalization, it was estimated that future undiscounted cash flows for certain operations would not be sufficient to recover the goodwill and fixed assets recorded for these operations. Thus, in the fourth quarter of 1996 the Company recorded an impairment charge of $16.8 ($13.3 related to goodwill and $3.5 related to fixed assets). Similarly, in the fourth quarter of 1996 the Company wrote off $1.9 of goodwill related to its IMACO unit in the United Kingdom. These 1996 impairment charges totaling $18.7 are included in "Cost of Goods Sold."

In addition to the impairment charges described above, the Company recorded special charges of $8.6 to reduce the value of assets at Unit Rig, $2.0 related to 1993 tax matters at PPM Europe, and $3.0 of other one-time charges during 1996.

NOTE E -- INVENTORIES

Inventories consist of the following:

                                                              December 31,
                                                          ----------------------
                                                            1998        1997
                                                          ---------- -----------
Finished equipment.....................................   $   148.9  $     54.1
Replacement parts......................................       150.9        82.8
Work-in-process........................................        59.4        22.4
Raw materials and supplies.............................       113.6        72.8
                                                          ---------- -----------
  Net inventories......................................   $   472.8  $    232.1
                                                          ========== ===========


NOTE F -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                              December 31,
                                                         -----------------------
                                                            1998       1997
                                                         ----------- -----------
Property...............................................  $    13.6   $    13.6
Plant..................................................       44.6        43.8
Equipment..............................................       90.8        25.6
                                                         ----------- -----------
                                                             149.0        83.0
Less:  Accumulated depreciation........................      (49.5)      (35.2)
                                                         ----------- -----------
  Net property, plant and equipment....................  $    99.5   $    47.8
                                                         =========== ===========


NOTE G -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:


                                                                December 31,
                                                         -----------------------
                                                            1998       1997
                                                         ----------- -----------
New Bank Credit Facility................................ $   423.8   $   ---
8-7/8% Senior Subordinated Notes due March 31, 2008.....     149.4       ---
13-1/4% Senior Secured Notes due May 15, 2002...........     ---         165.1
1997 Credit Facility maturing April 7, 2000.............     ---          94.9
Notes payable...........................................       7.4         4.7
Capital lease obligations...............................      12.5        12.1
Other...................................................      38.2        23.3
                                                         ----------- -----------
  Total long-term debt..................................     631.3       300.1
  Current portion of long-term debt.....................      44.7        26.6
                                                         ----------- -----------
  Long-term debt, less current portion.................. $   586.6   $   273.5
                                                         =========== ===========

The New Bank Credit Facility

On March 6, 1998, the Company refinanced its 1997 Credit Facility and redeemed or defeased all of its $166.7 principal amount of its then outstanding 13 1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). The refinancing included effectiveness of a revolving credit facility aggregating up to $125.0 and term loan facilities providing for loans in an aggregate principal amount of up to approximately $375.0 (collectively, the "New Bank Credit Facility"). In connection with the refinancing of the Company's 1997 Credit Facility (as defined below) and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.4, respectively. These extraordinary charges were recorded in the first quarter of 1998.

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

Pursuant to the Term Loan Facilities, the Company has borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). The outstanding principal amount of the Term A Loan currently bears interest, at the Company's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at the Company's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The weighted average interest rate on the Term A Loan and Term B Loan at December 31, 1998 was 6.75% and 7.75%, respectively. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

Pursuant to the New Revolving Credit Facility, the Company has available an aggregate amount of up to $125.0. As of December 31, 1998, the Company's balance outstanding under the New Revolving Credit Facility totaled $44.1, letters of credit issued totaled $51.6, and the additional amount the Company could have borrowed was $29.3. The outstanding principal amount of loans under the New Revolving Credit Facility bears interest, at the Company's option, at an all-in drawn cost of 2.00% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The New Revolving Credit Facility will terminate on the sixth anniversary thereof.

The New Senior Subordinated Notes

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, discounted to yield 8.94% (the "New Senior Subordinated Notes"). The New Senior Subordinated Notes are jointly and severally guaranteed by certain of the domestic subsidiaries (see Note P). The New Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering were used to fund a portion of the aggregate consideration for the acquisition of O&K Mining. During the third quarter of 1998, the New Senior Subordinated Notes were exchanged for New Senior Subordinated Notes registered under the Securities Act of 1933, as amended.

The Senior Secured Notes

On May 9, 1995, the Company issued $250 of 13-1/4% Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with the PPM Acquisition and a refinancing of 13.0% Senior Secured Notes due August 1, 1996 ("Old Senior Secured Notes"), and 13.5% Secured Senior Subordinated Notes due July 1, 1997 ("Subordinated Notes").

On September 4, 1997, the Company used a portion of the proceeds from a common stock offering to redeem $83.3 in principal of the Secured Senior Notes. In accordance with the terms of the Indenture, the redemption of the Senior Secured Notes was at a 9.46% redemption premium. The redemption premium plus the pro-rata share of unamortized debt origination costs totaled $12.2 and were reflected as extraordinary items in the third quarter of 1997.

The 1997 Credit Facility

On April 7, 1997, the Company and certain of its domestic subsidiaries (collectively, the "Borrowers") entered a Revolving Credit Agreement with a financial institution, as agent (the "Agent"), pursuant to which the Agent and other financial institutions party thereto provided the Borrowers with a line of credit of up to $125 (the "1997 Credit Facility"). The 1997 Credit Facility was refinanced with the New Bank Credit Facility on March 6, 1998 and incurred an extraordinary charge of $1.9.

Loans made under the 1997 Credit Facility (a) bore interest, based on the Company's fixed charge coverage ratio, at a rate between 0.5% and 1.5% per annum in excess of the prime rate or at a rate between 2.0% and 3.0% per annum in excess of the eurodollar rate, at the election of the Company, (b) were to mature on April 7, 2000, (c) were used by the Borrowers to repay the Old Credit Facility (as defined below), and (d) could be used for working capital and other general corporate purposes, including acquisitions.

The Old Credit Facility

The Company's $100 revolving credit facility (the "Old Credit Facility") was terminated in April 1997 in conjunction with the Simon Access acquisition and entering into the 1997 Credit Facility. The Company paid a fee of $2.0 upon termination of the Old Credit Facility and wrote off $0.6 of unamortized debt acquisition costs. These expenses have been reflected as extraordinary items in the second quarter of 1997.

The Company had the option to base the interest rate on prime or the Eurodollar rate. The outstanding principal amount of prime rate loans was at the rate of 1.75% per annum in excess of the prime rate. The outstanding principal amount of Eurodollar rate loans was at the rate of 3.75% per annum in excess of the adjusted Eurodollar rate.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1998 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note H -- "Lease Commitments":

      1999................................... $     40.5
      2000...................................       34.9
      2001...................................       40.4
      2002...................................       41.5
      2003...................................       48.0
      Thereafter.............................      413.5
                                              =============
          Total.............................. $    618.8
                                              =============


Based on quoted market values, the Company believes that the fair value of the New Senior Subordinated Notes was approximately $148.5 as of December 31, 1998. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $42.5, $39.8 and $45.3 of interest in 1998, 1997 and 1996, respectively.

The weighted average interest rate on the Company's revolving debt facilities outstanding was 5.8% and 8.3% at December 31, 1998 and 1997, respectively.


NOTE H -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $19.0 and $21.9, net of accumulated amortization of $8.6 and $8.2, at December 31, 1998 and 1997, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1998 are as follows:

                                                    Capital      Operating
                                                     Leases        Leases
                                                  ------------- -------------
 1999............................................ $      4.6    $     10.0
 2000............................................        3.4           5.9
 2001............................................        2.7           5.0
 2002............................................        1.0           4.3
 2003............................................        0.8           3.7
 Thereafter......................................        1.1           6.0
                                                  ------------- ------------
     Total minimum obligations ..................       13.6    $     34.9
                                                                =============
 Less amount representing interest...............       (1.1)
                                                  -------------
     Present value of net minimum obligations....       12.5
 Less current portion............................       (4.2)
                                                  -------------
     Long-term obligations....................... $      8.3
                                                  =============


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $9.3, $6.8 and $4.7 in 1998, 1997, and 1996, respectively.


NOTE I -- INCOME TAXES

The components of Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:

                                                     Year ended December 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 --------- ---------- ----------
United States................................... $  57.4   $   16.1   $  (40.6)
Foreign.........................................    17.1       14.9       (1.6)
                                                 --------- ---------- ----------
Income (loss) from continuing operations
before income taxes and extraordinary items..... $  74.5     $ 31.0   $  (42.2)
                                                 ========= ========== ==========

The major components of the Company's provision for income taxes are summarized below:

                                                    Year ended December 31,
                                                 -----------------------------
                                                   1998      1997      1996
                                                 --------- --------- ---------
Current:
  Federal....................................... $ ---     $ ---     $ ---
  State.........................................   ---       ---       ---
  Foreign.......................................     1.7       0.7       0.8
                                                 --------- --------- ---------
      Current income tax provision..............     1.7       0.7       0.8
Deferred:
  Deferred foreign income tax...................   ---       ---        11.3
                                                 --------- --------- ---------
      Total provision for income taxes.......... $   1.7   $   0.7      12.1
                                                 ========= ========= =========

As a result of the recapitalization of PPM Europe, certain NOL benefit carryforwards which were fully provided for at the acquisition were utilized resulting in a deferred tax charge of $11.3 in the fourth quarter of 1996.

Deferred  tax assets and  liabilities  result from  differences  in the basis of assets  and  liabilities  for tax and  financial  statement  purposes.  Based on historical operating results and the uncertainty surrounding the IRS examinations for tax years 1987 through 1989, as discussed in more detail below, a valuation allowance has been recognized for the full amount of the deferred tax assets. The tax effects of the basis differences and net operating loss carryforward as of December 31, 1998 and 1997 are summarized below for major balance sheet captions:

                                                1998        1997
                                            ----------- -----------
Intangibles................................ $    (2.8)  $    (0.4)
Accrued liabilities........................     ---          (1.6)
Other......................................      (0.5)       (0.8)
                                            ----------- -----------
     Total deferred tax liabilities........      (3.3)       (2.8)
                                            ----------- -----------
Receivables................................       1.1         0.6
Net inventories............................      15.2         4.0
Fixed assets...............................       0.5         0.7
Worker's compensation......................       1.5         1.4
Warranties and product liability...........       8.2         7.8
All other items............................       8.6         6.4
Benefit of net operating loss carryforward.     120.9       140.2
                                            ----------- -----------
     Total deferred tax assets.............     156.0       161.1
                                            ----------- -----------
Deferred tax assets valuation allowance....    (152.7)     (158.3)
                                            ----------- -----------
     Net deferred tax liabilities.......... $   ---     $   ---
                                            =========== ===========

The valuation allowance for deferred tax assets as of January 1, 1997 was $115.0. The net change in the total valuation allowance for the years ended December 31, 1997 and 1998 were an increase of $43.3 and a decrease of $5.6, respectively.

The Company's Provision for Income Taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                                            Year ended December 31,
                                                                   ------------------------------------------
                                                                       1998          1997          1996
                                                                   ------------- ------------- --------------
Statutory federal income tax rate................................. $      26.1   $      10.9   $     (14.8)
Recognition of fully reserved preacquisition deferred tax asset...       ---           ---            11.3
Change in valuation allowance relating to U.S. NOL................       (21.1)         (6.6)          7.8
Foreign tax differential on income/losses of foreign subsidiaries.        (4.4)         (4.5)          1.4
Goodwill..........................................................         1.0           0.9           6.3
Other.............................................................         0.1         ---             0.1
                                                                   ------------- ------------- --------------
     Total provision for income taxes............................. $       1.7   $       0.7   $      12.1
                                                                   ============= ============= ==============

The effective tax rate for discontinued operations differs from the statutory rate due primarily to utilization of NOLs and foreign tax differential on the income of foreign subsidiaries.

The Company has not provided for U.S. federal and foreign withholding taxes on $52.0 of foreign subsidiaries' undistributed earnings as of December 31, 1998, because such earnings are intended to be reinvested indefinitely. Any income tax liability that would result had such earnings actually been repatriated would likely be offset by utilization of NOLs. On repatriation, certain foreign countries impose withholding taxes. The amount of withholding tax that would be payable on remittance of the entire amount of undistributed earnings would approximate $0.2.

At December 31, 1998, the Company had domestic federal net operating loss carryforwards of $243.5. Approximately $55.8 of the remaining net operating loss carryforwards are subject to special limitations under the Internal Revenue Code, and the NOLs may be affected by the current Internal Revenue Service (the "IRS") examination discussed below.

The tax basis net operating loss carryforwards expire as follows:

                                        Tax Basis Net
                                       Operating Loss
                                        Carryforwards
                                       ----------------
 1999.................................         11.9
 2001.................................          4.6
 2004.................................         21.6
 2005.................................          0.8
 2006.................................          5.8
 2007.................................         21.9
 2008.................................        100.4
 2009.................................         34.2
 2010.................................         42.3
                                       ----------------
     Total............................ $      243.5
                                       ================


The Company also has various state net operating loss and tax credit carryforwards expiring at various dates through 2013 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $74.8 of loss carryforwards, $31.5 in the United Kingdom, $9.5 in France, $10.4 in Germany, and $23.4 in other countries, which are available to offset future foreign taxable income. The tax loss carryforwards in the United Kingdom, Germany and France are available without expiration. Tax loss carryforwards in other countries of $3.2 expire in 1999 through 2003, with the remaining $20.2 available without expiration.

The Company's federal income tax returns for the years 1987 through 1989 are currently being audited by the IRS. In December 1994, the Company received an examination report from the IRS proposing a large tax deficiency. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain NOLs to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination report. The IRS is currently reviewing information the Company provided to it. The final outcome of this audit is subject to the resolution of complicated legal and factual issues. Given the number and complexity of the legal and administrative proceedings involved, this audit could continue for several more years.

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through December 31, 1998 of approximately $112.1 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 9% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

The Company believes that it is able to provide adequate documentation for a large part of the tax deductions the IRS has disallowed. In addition, the IRS has recently advised the Company that it is no longer challenging the Company's right to use the NOLs in question. As a result, the Company does not believe that the outcome of the audit will have a material adverse effect on its financial condition or results of operations. However, the Company may lose or have to use some of its NOLs as a result of the audit. In addition, there is also a possibility that the Company will have to pay some amount of tax, penalties and interest to the IRS to resolve this matter. The final outcome of the audit cannot be determined or estimated at this time. Accordingly, the Company does not have any additional reserves for amounts which might be due as a result of the audit because the loss ranges from zero to $56 million plus interest and penalties.

The Company made income tax payments of $0.7 in 1998, and $1.8 in 1997, respectively. No income tax payments were made in 1996.


NOTE J -- PREFERRED STOCK

The Company's certificate of incorporation was amended in June 1998 to authorize
50.0 million shares of preferred stock, $.01 par value per share. As of December 31, 1998, no shares of preferred stock were outstanding.

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

The aggregate net proceeds to the Company for the Series A Preferred Stock and the Series A Warrants issued on December 20, 1993 were $27.2. The Company allocated $10.3 and $16.9 of this amount to the Series A Preferred Stock and the Series A Warrants, respectively, based on management's estimate of the relative fair values of these securities at the time of their issuance, using information provided by the Company's investment bankers. The difference between the initially recorded amount and the redemption amount was accreted to the carrying value of the Series A Preferred Stock using the interest method over the period from issuance to the mandatory redemption date, December 31, 2000. As a result of calling all of the stock for redemption on December 30, 1996, the carrying value of the Series A Preferred Stock was further adjusted for increases in the Liquidation Preference. There was no accretion recorded in 1997. The total accretion recorded in 1996 was $22.9.

Series B Cumulative Redeemable Convertible Preferred Stock

As of December 31, 1996, the Company had 38.8 thousand issued and outstanding shares of Series B Cumulative Redeemable Convertible Preferred Stock (the
"Series B Preferred Stock"). These shares constituted the remaining balance outstanding of the Series B Preferred Stock issued to certain individuals on December 9, 1994 in consideration for the early termination of a contract between the Company and KCS Industries, L.P., a Connecticut limited partnership ("KCS"), a related party. On December 30, 1997, all 38.8 thousand outstanding shares of Series B Preferred Stock were converted by the holder thereof into
87.3 thousand shares of common stock.


NOTE K -- STOCKHOLDERS' EQUITY

Common Stock. The Company's certificate of incorporation was amended in June 1998 to increase the number of authorized shares of common stock, par value $.01 (the "Common Stock"), to 150.0 million. As of December 31, 1998, there were 20.8 million shares issued and outstanding. Of the 129.2 million unissued shares at that date, 2.5 million shares were reserved for issuance for the exercise of stock options and Series A Warrants.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with $250 of the Senior Secured Notes. A portion of the proceeds ($3.2) of the sale of the Senior Secured Notes and the Equity Rights was allocated to the Equity Rights. The portion of the proceeds related to the Equity Rights has been recorded in the stockholders' equity section of the balance sheet, because they can be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitle the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price do not affect the net income or loss reported by the Company; however, changes in the Current Price vary the amount of cash that the Company would have to pay or the number of Shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. During 1998 holders exercised 35.6 thousand rights. As of December 31, 1998, the Current Price of the Common Stock was $23.382 which would have required the Company to either pay $15.5 or issue 543.4 thousand shares of Common Stock, at the Company's option, in the event that all of the holders had exercised their Equity Rights.

Series A Warrants. In connection with the private placement of the Series A Preferred Stock (see Note J -- "Series A Preferred Stock"), the Company issued
1.3 million Series A Warrants of which 62.7 thousand warrants were outstanding at December 31, 1998. Each Series A Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2000 and is redeemable by the Company under certain circumstances. As of December 31, 1998, upon the exercise or redemption of a Warrant, the holder thereof was entitled to receive 2.41 shares of Common Stock. The exercise price for the Warrants is $0.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Series B Warrants. In connection with the issuance of the Series B Preferred Stock (see Note J -- "Series B Preferred Stock"), the Company issued 107.0 thousand Series B Warrants. At December 31, 1998, all Series B Warrants had been exercised. The exercise price for the Warrants was $0.01 for each share of Common Stock.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. ISO expire after ten years. At December 31, 1998, 12.8 thousand stock options were available for grant under the ISO.

Long-Term Incentive Plans. In May 1996, the stockholders approved, the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting of (i) options ("Stock Option Awards") to purchase shares of Common Stock, including Restricted Stock, (ii) shares of Common Stock, including Restricted Stock ("Stock Awards"), and (iii) cash bonus awards based upon a participant's job performance ("Performance Awards"). In May 1998, the stockholders approved that the aggregate number of shares of Common Stock (including Restricted Stock, if any) optioned or granted under the 1996 Plan was not to exceed 2.0 million shares. At December 31, 1998, 736.3 thousand shares were available for grant under the 1996 Plan. The 1996 Plan provides that a committee (the "Committee") of the Board of Directors consisting of two or more members thereof who are non-employee directors, shall administer the 1996 Plan and has provided the Committee with the flexibility to respond to changes in the competitive and legal environments, thereby protecting and enhancing the Company's current and future ability to attract and retain directors and officers and other key employees and consultants. The 1996 Plan also provides for automatic grants of Stock Option Awards to non-employee directors.

In 1994, the stockholders approved a Long-Term Incentive Plan (the "Plan") covering certain managerial, administrative and professional employees and outside directors. The Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's Common Stock available to be awarded under the Plan is 750 thousand, subject to certain adjustments. At December 31, 1998, 41.2 thousand shares were available for grant under the Plan.

The following table is a summary of stock options under all three of the Company's plans.


                                                           Weighted
                                                        Average Exercise
                                                  Number of     Price per Share
                                                   Options
                                                 ------------- -----------------

Outstanding at December 31, 1995................    798,100    $       5.65
   Granted......................................    108,500    $       6.57
   Exercised....................................    (18,075)   $       5.70
   Canceled or expired..........................    (45,100)   $       6.32
                                                 -------------

Outstanding at December 31, 1996................    843,425    $       5.73
   Granted......................................    176,750    $      13.93
   Exercised....................................   (184,988)   $       6.04
   Canceled or expired..........................   (103,600)   $       5.69
                                                 -------------

Outstanding at December 31, 1997................    731,587    $       7.64
   Granted......................................    547,851    $      22.02
   Exercised....................................   (100,900)   $       6.72
   Canceled or expired..........................    (17,329)   $      15.00
                                                 -------------

Outstanding at December 31, 1998................  1,161,209    $      14.39
                                                 ============= =================


Exercisable at December 31, 1998................    579,595    $     10.00
                                                 ============= =================


Exercisable at December 31, 1997................    473,340    $      6.92
                                                 ============= =================


Exercisable at December 31, 1996................    479,364    $      6.08
                                                 ============= =================


The following table summarizes information about stock options outstanding at December 31, 1998:

                                                          Weighted
                                            Weighted      Average
                                           Average        Exercise
         Range of             Number of       Life       Price per
      Exercise Prices          Options     (in years)      Share
---------------------------- ------------- ----------- ---------------

$      3.50  - $     6.00        315,633        4.2    $     4.69
$      6.01  - $    10.00        128,450        4.5    $     6.68
$     10.01  - $    15.00        346,125        7.9    $    13.58
$     15.01  - $    25.00        156,101        8.7    $    21.70
$     25.01  - $    30.38        214,900        7.7    $    29.25
                             -------------
                               1,161,209        6.6    $    14.39
                             =============


The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been reduced by $3.4 ($0.16 (basic) and $0.15 (diluted) per share), $1.1 ($0.07 (basic) and
$0.06 (diluted) per share), $0.6 ($0.05 (basic) and 0.04 (diluted) per share) in 1998, 1997and 1996, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 54.86 %, 57.50% and 58.72% risk-free interest rates of 5.26%, 6.34% and 6.42%; and expected life of 9.3 years, 8.1 years and 6.6 years. The aggregate fair value of options granted during 1998, 1997 and 1996 for which the exercise price equals the market price on the grant date was $8.1, $1.7 and $0.4, respectively.

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

Comprehensive Income. The following table reflects the accumulated balances of other comprehensive income.


                                                                                                  Accumulated
                                       Pension          Unrealized            Cumulative              Other
                                      Liability        Holding Gain          Translation          Comprehensive
                                     Adjustment           (Loss)              Adjustment             Income
                                   ---------------- ------------------  ------------------- ----------------------
 Balance at December 31, 1995......$  (2.7)         $        1.0        $        (2.1)      $         (3.8)
 Current year change...............    0.7                  (1.0)                (0.6)                (0.9)
                                   ---------------- ------------------  ------------------- ----------------------

 Balance at December 31, 1996......   (2.0)               ---                   (2.7)                (4.7)
 Current year change...............    0.2                ---                   (3.4)                (3.2)
                                   ---------------- ------------------  ------------------- ----------------------

 Balance at December 31, 1997......   (1.8)                ---                   (6.1)                (7.9)
 Current year change..............   ---                   ---                    3.8                  3.8
                                   ---------------- ------------------  ------------------- ----------------------


 Balance at December 31, 1998......$  (1.8)         $      ---          $        (2.3)      $         (4.1)
                                   ================ ==================  =================== ======================


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

In December 1993, Terex contributed 350.0 thousand shares of Terex Common Stock to the Master Trust for the benefit of two of the Terex plans, which were valued by the Company at $2.3 based upon 96.5% of the market value of Terex Common Stock as quoted on the New York Stock Exchange on the day of contribution. The market value of this investment was $10.0 at December 31, 1998.

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

The liability of the Company's U.S. Plans, as of December 31, was as follows:

                                              Pension Benefits             Other Benefits
                                          -------------------------------------------------------
                                              1998          1997          1998          1997
                                          ------------- ------------- ------------- -------------
Change in benefit obligation:
  Benefit obligation at beginning of year $      34.6   $      32.1   $       2.6   $       2.8
  Service cost..........................          0.2           0.2         ---           ---
  Interest cost.........................          2.4           2.4           0.2           0.2
  Actuarial (gain) loss.................          2.2           2.2         ---            (0.1)
  Benefits paid.........................         (2.4)         (2.3)         (0.3)         (0.3)
                                          ------------- ------------- ------------- -------------
Benefit obligation end of year..........         37.0          34.6           2.5           2.6
                                          ------------- ------------- ------------- -------------

Change in plan assets:
  Fair value of plan assets at beginning
   of year..............................         32.0          30.2         ---           ---
  Actual return on plan assets..........          5.9           4.0         ---           ---
  Employer contribution.................          0.6           0.1         ---           ---
  Benefits paid.........................         (2.4)         (2.3)        ---           ---
                                          ------------- ------------- ------------- -------------
Fair value of plan assets at end of year         36.1          32.0         ---           ---
                                          ------------- ------------- ------------- -------------

Funded status...........................         (0.9)         (2.6)         (2.5)         (2.6)
 Unrecognized actuarial loss............          2.0           3.4          (1.2)         (1.4)
Unrecognized prior service cost.........          0.7           0.7         ---           ---
Unrecognized transition obligation......        ---           ---             1.8           2.2
                                          ------------- ------------- ------------- -------------
Net amount recognized...................  $       1.8   $       1.5   $      (1.9)  $      (1.8)
                                          ============= ============= ============= =============

Amounts recognized in the Consolidated Balance Sheet consist of:
   Prepaid benefit cost.................  $       3.1   $       3.0   $     ---     $     ---
   Accrued benefit liability............         (3.1)         (3.3)         (1.9)         (1.8)
   Accumulated other comprehensive income
                                                  1.8           1.8         ---           ---
                                          ------------- ------------- ------------- -------------
Net amount recognized...................  $       1.8   $       1.5   $      (1.9)  $      (1.8)
                                          ============= ============= ============= =============

                                              Pension Benefits             Other Benefits
                                         -------------------------------------------------------
                                              1998          1997          1998          1997
                                         ------------- ------------- ------------- -------------
Weighted-average assumptions as of December 31:
   Discount rate........................        6.50%         7.00%        6.50%         7.00%
   Expected return on plan..............        9.00%         9.00%        9.00%         9.00%
   Rate of compensation increase........      ---           ---          ---           ---





                                                     Pension Benefits                         Other Benefits
                                           --------------------------------------  -------------------------------------
                                              1998         1997         1996          1998         1997        1996
                                           ------------ ------------ ------------  ----------- ------------ ------------
Components of net periodic benefit cost:
  Service cost..........................  $       0.2   $      0.2   $      0.2    $    ---    $    ---     $  ---
  Interest cost.........................          2.4          2.4          2.3           0.2         0.2        0.2
  Expected return on plan assets........         (2.5)        (2.2)        (2.1)        ---         ---
  Amortization of prior service cost....          0.1          0.1          0.1         ---         ---         (0.1)
  Amortization of transition obligation.        ---          ---          ---             0.3         0.3        0.4
  Recognized actuarial (gain)loss.......          0.2          0.3          0.4          (0.1)       (0.1)      (0.1)
                                          ============  ============ ============  =========== ============ ============
Net periodic benefit cost...............  $       0.4   $      0.8   $      0.9    $      0.4  $      0.4   $    0.4
                                          ============  ============ ============  =========== ============ ============

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $9.8, $9.8 and $7.1, respectively, as of December 31, 1998, and $9.3, $9.3 and $6.1, respectively, as of December 31, 1997.

The Company has two nonpension postretirement benefit plans. The health care plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. For measurement purposes, a 8.56% percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to 5 percent for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                               1-Percentage-     1-Percentage-
                                              Point Increase     Point Decrease
                                              ----------------   ---------------
Effect on total service and interest cost
  components                                       5.13%           (4.71)%
Effect on postretirement benefit obligation        5.57%           (5.10)%


International Plans - Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. This plan is fully funded. Pension expense relating to this plan was approximately $0.4, $0.5 and $0.4 for the years ended December 31, 1998, 1997 and 1996, respectively.

Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. These plans are fully funded. Pension expense relating to these plans was approximately $0.1 and $0.1 for the years ended December 31, 1998 and 1997, respectively.

O & K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. The project benefit obligation, accumulated benefit obligation and pension expense related to the plan for 1998 was $5.7, $5.7 and $0.4, respectively

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Company contributions to these plans were $1.2, $0.7 and $0.8 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

The Company's outstanding letters of credit totaled $51.6. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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


NOTE N -- RELATED PARTY TRANSACTIONS

On August 28, 1995, the Company's former chairman retired from his positions with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and the former chairman executed a retirement agreement providing certain benefits to the former chairman and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring the former chairman to make himself available to the Company to provide consulting services for certain portions of his time. The former chairman, or his designee, received a fee for consulting services which included payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the (i) granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions, and (ii) equity grants having a maximum potential of 200.0 thousand shares of Terex Common Stock conditioned upon the Company achieving certain financial performance objectives in the future. During 1997 the former chairman received 150.0 thousand shares of common stock in accordance with this agreement. In contemplation of the execution of this retirement agreement, the Company advanced to the former chairman the principal amount of the forgivable loan. During 1998, 1997 and 1996, the Company forgave $0.5, $0.6 and $0.4, respectively, of principal on the loan along with the current interest.

The Company, a director and certain former executives of the Company, and KCS, have been named parties in various legal proceedings. During 1998, 1997 and 1996, the Company incurred $0.3, $0.2 and $0.3, respectively, of legal fees and expenses on behalf of the Company, the director and former executives of the Company, and KCS named in the lawsuits.

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

Canadian Imperial Bank of Commerce, an affiliate of CIBC Oppenheimer Corp., of which a director of the Company is a managing director, is a lender with a commitment of up to $37.5 and a Co-Documentation Agent under the New Bank Credit Facility. Canadian Imperial Bank of Commerce received a fee of $0.8 for acting as Co-Documentation Agent under the New Bank Credit Facility. Participation by Canadian Imperial Bank of Commerce as a lender under the New Bank Credit Facility was made in the ordinary course of its business and on the same terms as all other lenders under the New Bank Credit Facility. In addition, CIBC Oppenheimer Corp. was retained by the Company in connection with the offering of the New Senior Subordinated Notes. CIBC was paid $0.5 as an underwriting discount upon issuance of the New Senior Subordinated Notes on the same terms as all other underwriters.

On December 31, 1997, an officer and director of the Company retired as an officer. In connection with his retirement, the Company and the former officer entered into an agreement providing certain benefits to the former officer and the Company. Pursuant to the agreement, the former officer received an award of
5.0 thousand shares of Common Stock in consideration of his years of service to the Company. The agreement also provides for a two-year consulting engagement requiring the former officer to make himself available to the Company to provide consulting services for a certain portion of his time, for such services he received a consulting fee equal to his base salary in 1997 of $0.3 for services provided in 1998, in 1999 he will receive $0.1 for services provided.

In 1997, the Company invested $0.1 in a company ("Investee") which was reorganizing after declaring bankruptcy. Subsequent to the initial investment, the Company was required to make an additional investment in Investee. As a result, the Company elected not to continue its investment in Investee and not to make the additional required investment. A director of the Company and one of his business associates, acquired the Company's investment in Investee for the amount invested by the Company and assumed the Company's obligations to make additional investments in Investee.

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

Terex Lifting designs, manufactures and markets telescopic mobile cranes (including rough terrain, truck and all-terrain mobile cranes), lattice boom cranes, tower cranes, aerial platforms (including-scissors, articulated boom and straight telescoping boom aerial work platforms), utility aerial devices (including digger derricks and articulated aerial devices), telescopic materials handlers (including container stackers and rough terrain lift trucks), truck-mounted cranes (boom trucks) and related components and replacement parts. These products are used primarily for construction, repair and maintenance of infrastructure, buildings and manufacturing facilities, for material handling applications in the distribution, transportation and utilities industries as well as in the scrap, refuse and lumber industries. Terex Lifting has fourteen significant manufacturing operations: (i) P.P.M. S.A. located in Montceau Les Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured; (ii) PPM SpA, located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names; (iii) Terex Lifting, located in Conway, South Carolina, at which mobile cranes are manufactured under the P&H (a licensed trademark of Harnischfeger Corporation) and TEREX brand names; (iv) Terex Lifting - Waverly Operations, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the brand names TEREX, KOEHRING and LORAIN, and aerial lift equipment is manufactured under the brand names TEREX AERIALS, TEREX AND MARK; (v) Terex-Telelect, Inc., located in Watertown, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TELELECT and HI-RANGER brand names, (vi) Terex Aerials, Inc., located in Milwaukee, Wisconsin, at which aerial platforms are manufactured under the TEREX, SIMON, MARK and TEREX AERIALS brand names;
(vii) Terex Aerials Limited, located in Cork, Ireland, at which aerial platforms are manufactured under the TEREX brand name; (viii) Terex-RO Corporation, located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name; (ix) Baraga Products, located in Baraga, Michigan, at which rough terrain telescopic lift trucks are manufactured under the SQUARE
SHOOTER brand name; (x) Holland Lift, located in Hoorn, the Netherlands, at which aerial platforms are manufactured under the HOLLAND LIFT brand name; (xi) American Crane, located in Wilmington, North Carolina, at which lattice boom cranes are manufactured under the AMERICAN brand, (xii) Italmacchine, located near Perugia, Italy at which rough terrain telescopic material handlers are manufactured under the ITALMACCHINE and TEREX brand names and cement mixers and concrete pumps are manufactured under the ITALMACCHINE brand name; (xiii) Peiner located in Trier, Germany at which tower cranes are manufactured under the PEINER trade name; and (xiv) Comedil, located in Fontanfredda, Italy, at which tower cranes are manufactured under the COMEDIL trade name.

Terex Earthmoving designs, manufactures and markets large hydraulic excavators, articulated and rigid off-highway trucks, high capacity surface mining trucks and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings; supplying coal, minerals, sand and gravel. Terex Earthmoving has three manufacturing operations:
(i) Terex Equipment Limited ("TEL"), located in Motherwell, Scotland, which manufactures off-highway rigid haulers and articulated haulers and scrapers, each sold under the TEREX brand name and to other truck manufacturers on a private label basis; (ii) the Unit Rig Division ("Unit Rig") and Payhauler, located in Tulsa, Oklahoma, manufacture electric rear and bottom dump haulers principally sold to the copper, gold and coal mining industry customers in North and South America, Asia, Africa and Australia and all wheel drive rigid off highway trucks. These products are sold under the Company's TEREX, UNIT RIG, LECTRA HAUL and PAYHAULER trademarks. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma; and (iii) O&K Mining, located in Dortmund, Germany which manufactures large hydraulic excavators, principally sold to the mining industry under the O&K brand name.

Industry segment information is presented below:

                                                          1998          1997          1996
                                                      ------------- ------------- --------------
Sales
  Terex Earthmoving.................................. $    456.4    $    288.4    $    314.9
  Terex Lifting......................................      770.9         548.0         363.9
  General/Corporate/Eliminations.....................        5.9           5.9          (0.3)
                                                      ============= ============= ==============
    Total............................................ $  1,233.2    $    842.3    $    678.5
                                                      ============= ============= ==============

Income (Loss) from Operations
  Terex Earthmoving.................................. $     41.7    $     24.7    $      5.6
  Terex Lifting......................................       82.1          47.2           4.8
  General/Corporate/Eliminations.....................       (1.8)         (0.8)         (5.3)
                                                      ============= ============= ==============
    Total............................................ $    122.0    $     71.1    $      5.1
                                                      ============= ============= ==============

Depreciation and Amortization
  Terex Earthmoving.................................. $      6.7    $      2.3    $      1.8
  Terex Lifting......................................        9.5           8.8           8.6
  General/Corporate..................................        2.2           3.2           3.3
                                                      ============= ============= ==============
    Total............................................ $     18.4    $     14.3    $     13.7
                                                      ============= ============= ==============

Capital Expenditures
  Terex Earthmoving.................................. $      4.8    $      4.5    $      5.1
  Terex Lifting......................................        7.5           4.3           2.9
  General/Corporate..................................        0.8           1.1           0.1
                                                      ============= ============= ==============
    Total............................................ $     13.1    $      9.9    $      8.1
                                                      ============= ============= ==============

Identifiable Assets
  Terex Earthmoving.................................. $    544.9    $    174.6    $    189.2
  Terex Lifting......................................      574.3         402.1         210.5
  General/Corporate..................................       32.0          11.8          71.5
                                                      ==========================================
    Total............................................ $  1,151.2    $    588.5    $    471.2
                                                      ==========================================


Geographic segment information is presented below:


                                    1998          1997          1996
                                ------------- ------------- --------------
Sales
  United States................ $    700.4    $    499.8    $    379.2
  Europe.......................      477.5         362.3         348.6
  All other....................      312.2          91.0          27.2
  Eliminations.................     (256.9)       (110.8)        (76.5)
                                ============= ============= ==============
    Total...................... $  1,233.2    $    842.3    $    678.5
                                ============= ============= ==============

Long-lived Assets
  United States................ $     38.5    $     25.6    $      8.0
  Europe.......................       59.7          22.0          23.5
  All other....................        1.3           0.2           0.2
                                ============= ============= ==============
    Total...................... $     99.5    $     47.8    $     31.7
                                ============= ============= ==============


Sales between segments and geographic areas are generally priced to recover costs plus a reasonable markup for profit. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of the New Senior Subordinated Notes. The New Senior Subordinated Notes are jointly and severally guaranteed by the following subsidiaries of the Company:
Terex Cranes, Inc., PPM Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Payhauler Corp. and The American Crane Corporation. With the exception of PPM Cranes, Inc., which is 92.4% owned by Terex, each of the Guarantors is a wholly-owned subsidiary of the Company.

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

Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor Subsidiaries (Terex Cranes, Inc., Koehring Cranes, Inc., Terex Aerials, Inc., Terex-RO Corporation, Terex-Telelect, Inc., Payhauler Corportation and The American Crane Corporation (collectively, "Wholly-owned Guarantors"). Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM of Australia Pty Ltd and PPM Far East Private Ltd) are reported on an equity basis.

Non-Guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the New Senior Subordinated Notes. These subsidiaries include Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., PPM S.A., PPM S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM of Australia Pty Ltd., and PPM Far East Private Ltd. Terex Aerials Limited, Terex Italia, S.r.l., Sim-Tech Management Limited and Simon-Tomen Engineering Company Limited are included in the results of the Non-Guarantor Subsidiaries since April 7, 1997. O&K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH and Gru Comedil S.p.A. are included in the results of the Non Guarantor Subsidiaries since March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998 and
December 18, 1998.

Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net Sales............................... $     208.9   $     445.7   $      84.9   $     616.8   $   (123.1)   $   1,233.2
  Cost of goods sold....................       174.0         360.8          74.7         516.4       (118.5)       1,007.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross Profit............................        34.9          84.9          10.2         100.4         (4.6)         225.8
  Engineering, selling & administrative         20.5          24.5           3.4          55.4        ---            103.8
expenses................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Operations...........        14.4          60.4           6.8          45.0         (4.6)         122.0
  Interest income.......................         1.0           0.5         ---             1.2        ---              2.7
  Interest expense......................        (8.5)         (8.0)         (5.4)        (25.3)       ---            (47.2)
  Income (loss) from equity investees...        36.8           5.5          (1.1)        ---          (41.2)         ---
  Other income (expense) - net..........        (0.7)         (0.4)         (0.2)         (1.7)       ---             (3.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Continuing Operations
  Before Income Taxes And Extraordinary         43.0          58.0           0.1          19.2        (45.8)          74.5
  Items.................................
  Provision for income taxes............       ---           ---           ---            (1.7)       ---             (1.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Continuing Operations
  Before Extraordinary Items............        43.0          58.0           0.1          17.5        (45.8)          72.8
  Extraordinary loss on retirement of           (8.5)         (5.0)        (10.4)        (14.4)       ---            (38.3)
debt....................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net Income (Loss).......................        34.5          53.0         (10.3)          3.1        (45.8)          34.5
  Less preferred stock accretion........       ---           ---           ---           ---          ---            ---
                                         ============= ============= ============= ============= ============= =============
Income (Loss) Applicable To Common Stock $      34.5   $      53.0   $     (10.3)  $       3.1   $    (45.8)   $      34.5
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net Sales............................... $     163.3   $     304.3   $      79.5   $     398.6   $     (103.4) $      842.3
  Cost of goods sold....................       136.0         248.8          70.0         349.4         (101.5)        702.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross Profit............................        27.3          55.5           9.5          49.2           (1.9)        139.6
  Engineering, selling & administrative         15.0          18.4           3.3          31.8          ---            68.5
expenses................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Operations...........        12.3          37.1           6.2          17.4           (1.9)         71.1
  Interest income.......................         0.5           0.1         ---             0.3          ---             0.9
  Interest expense......................       (14.2)         (6.3)         (6.7)        (12.2)         ---           (39.4)
  Income (loss) from equity investees...        29.3          (2.4)         (0.3)        ---            (26.6)        ---
  Other income (expense) - net..........        (2.0)          0.4          (0.3)          0.3          ---            (1.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Continuing Operations
  Before Income Taxes And Extraordinary         25.9          28.9          (1.1)          5.8          (28.5)         31.0
  Items.................................
  Provision for income taxes............       ---           ---           ---            (0.7)         ---            (0.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Continuing Operations
  Before Extraordinary Items............        25.9          28.9          (1.1)          5.1          (28.5)         30.3
  Extraordinary loss on retirement of          (14.8)        ---           ---           ---            ---           (14.8)
debt....................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net Income (Loss).......................        11.1          28.9          (1.1)          5.1          (28.5)         15.5
  Less preferred stock accretion........        (0.4)         (4.4)        ---           ---            ---            (4.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------

Income (Loss) Applicable To Common Stock $      10.7   $      24.5   $      (1.1)  $       5.1   $      (28.5) $       10.7
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net Sales............................... $     175.3   $     134.7   $     88.0    $    356.5    $    (76.0)   $     678.5
  Cost of goods sold....................       163.1         110.8         91.3         318.8         (74.7)         609.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross Profit............................        12.2          23.9         (3.3)         37.7          (1.3)          69.2
  Engineering, selling & administrative         18.3           8.7          5.2          31.9         ---             64.1
expenses................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Operations...........        (6.1)         15.2         (8.5)          5.8          (1.3)           5.1
  Interest income.......................         0.4         ---          ---             0.8         ---              1.2
  Interest expense......................       (23.6)         (2.5)        (7.0)        (11.7)        ---            (44.8)
  Income (loss) from equity investees...       (22.0)        (37.4)        (1.2)        ---            60.6          ---
  Other income (expense) - net..........        (3.7)         (0.7)        (0.4)          1.1         ---             (3.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Continuing Operations
  Before Income Taxes And Extraordinary        (55.0)        (25.4)       (17.1)         (4.0)         59.3          (42.2)
  Items.................................
  Provision For Income Taxes............       ---           ---          ---           (12.1)        ---            (12.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) From Continuing Operations
  Before Extraordinary Items............       (55.0)        (25.4)       (17.1)        (16.1)         59.3          (54.3)
  Income (loss) from discontinued
   operations, net of tax expense.......       102.1          17.6        ---             3.0         (20.7)         102.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net Income (Loss).......................        47.1          (7.8)       (17.1)        (13.1)         38.6           47.7
  Less preferred stock accretion........       (22.3)         (0.6)       ---           ---           ---            (22.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (Loss) Applicable To Common Stock $      24.8   $      (8.4)  $    (17.1)   $    (13.1)   $     38.6    $      24.8
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current Assets
     Cash and cash equivalents.......... $       9.3   $       0.5   $      0.1    $     15.2    $    ---      $      25.1
     Trade receivables - net............        19.7          51.9         18.0         160.2         ---            249.8
     Intercompany receivables...........         7.0          16.9         12.8          96.5        (133.2)         ---
     Inventories - net..................       113.9         101.1         30.0         235.2          (7.4)         472.8
     Other current assets...............         4.8           4.1          0.1          14.9         ---             23.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       154.7         174.5         61.0         522.0        (140.6)         771.6
   Property, plant & equipment - net....        10.8          28.4        ---            60.3         ---             99.5
   Investment in and advances to
     (from)   subsidiaries..............        75.2         (92.7)        (1.4)        (49.0)         67.9          ---
   Goodwill - net.......................        30.3          80.4         13.7         116.5         ---            240.9
   Other assets - net...................         9.9          12.7          1.3          15.3         ---             39.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Assets............................ $     280.9   $     203.3   $     74.6    $    665.1    $    (72.7)   $   1,151.2
                                         ============= ============= ============= ============= ============= =============

Liabilities and Stockholders' Equity
   (Deficit)
   Current Liabilities
     Notes payable and current portion
       of long-term debt................ $      13.5   $       3.4   $      0.8    $     27.0    $    ---      $      44.7
     Trade accounts payable.............        29.4          53.7          8.4         135.4         ---            226.9
     Intercompany payables..............        13.1          15.2         26.5          78.4        (133.2)         ---
     Accruals and other current                 44.8          22.6          9.3          77.1         ---            153.8
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       100.8          94.9         45.0         317.9        (133.2).        425.4
   Long-term debt less current portion..        69.9         100.1         60.8         355.8         ---            586.6
   Other long-term liabilities..........        12.1           9.3          0.6          19.1         ---             41.1
   Stockholders' equity (deficit).......        98.1          (1.0)       (31.8)        (27.7)         60.5           98.1
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total Liabilities and Stockholders'
   Equity (Deficit)..................... $     280.9   $     203.3   $     74.6    $    665.1    $    (72.7)   $   1,151.2
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
                                         ============= ============= ============= ============= ============= =============




TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities                   $     6.6     $    (0.8)    $    (1.4)    $    (23.9)   $    ---      $     (19.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................    (184.9)        ---            ---           (26.4)        ---           (211.3)
  Capital expenditures..................      (1.7)         (4.1)         (0.1)          (7.2)        ---            (13.1)
  Proceeds from sale of excess assets...     ---             1.9           0.2            0.3         ---              2.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash used in investing              (186.6)        (2.2)          0.1          (33.3)        ---           (222.0)
   activities...........................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Net borrowings (repayments) under
   revolving line of credit agreements..      (24.9)       (64.1)          0.5           17.0         ---            (71.5)
  Principal repayments of long-term debt      (39.3)       (20.1)        (47.9)         (63.5)        ---           (170.8)
  Proceeds from issuance of long-term
   debt, net of issuance costs..........      254.4         90.8          58.6          109.8         ---            513.6
  Payment of premiums on early
   extinguishment of debt...............       (6.0)        (3.7)         (8.6)         (10.7)        ---            (29.0)
  Other.................................      ---          ---            (1.2)          (1.8)        ---             (3.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by financing
   activities...........................      184.2          2.9           1.4           50.8         ---            239.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       (0.5)         0.5         ---             (1.4)        ---             (1.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................        3.7          0.4           0.1           (7.8)        ---             (3.6)
Cash and cash equivalents, beginning of         5.6          0.1         ---             23.0         ---             28.7
  period................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $      9.3    $     0.5     $     0.1     $     15.2    $    ---      $      25.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)           $      (7.2)  $      (5.1)  $      1.4    $      10.6   $    ---      $      (0.3)
  operating activities
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash       (97.2)        ---          ---            ---          ---            (97.2)
   acquired.............................
  Capital expenditures..................        (1.2)         (2.4)        (0.7)          (5.6)       ---             (9.9)
  Proceeds from sale of excess assets...         0.1           7.5          0.7            0.2        ---              8.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash (used in) provided by
     investing  activities..............       (98.3)          5.1        ---             (5.4)       ---            (98.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Net borrowings (repayments) under
   revolving line of credit agreements..        94.9         ---           (0.3)           5.1        ---             99.7
  Principal repayments of long-term debt       (83.0)        ---           (0.7)         ---          ---            (83.7)
  Redemption of preferred stock.........       (45.4)        ---          ---            ---          ---            (45.4)
  Issuance of common stock..............       104.6         ---          ---            ---          ---            104.6
  Payment of premiums on early
   extinguishment of debt...............        (9.9)        ---          ---            ---          ---             (9.9)
  Other.................................         2.5         ---          ---             (3.6)       ---             (1.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............        63.7         ---           (1.0)           1.5        ---             64.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................        (6.0)        ---           (0.4)          (2.2)       ---             (8.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................       (47.8)        ---          ---              4.5        ---            (43.3)
Cash and cash equivalents, beginning of         53.4           0.1        ---             18.5        ---             72.0
  period................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $       5.6   $       0.1   $    ---      $      23.0   $    ---      $      28.7
                                         ============= ============= ============= ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in) operating
  activities............................ $     (18.7)  $     ---     $     (0.5)   $      1.6    $    ---      $     (17.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Capital expenditures..................        (0.5)         (0.1)        (0.3)         (7.2)        ---             (8.1)
  Net proceeds from sale of discontinued
   operations...........................       137.2         ---          ---           ---           ---            137.2
  Proceeds from sale of excess assets...         0.4           0.1          1.0           5.0         ---              6.5
  Other.................................       ---           ---          ---             0.1         ---              0.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     investing activities...............       137.1         ---            0.7          (2.1)        ---            135.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
Net borrowings (repayments) under
  revolving line of credit agreements...       (66.8)        ---            0.4          11.4         ---            (55.0)
Principal repayments of long-term debt..       ---           ---           (1.0)        ---           ---             (1.0)
Other...................................        (0.8)        ---            0.1           6.3         ---              5.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
   Net cash (used in) provided by
     financing activities...............       (67.6)        ---           (0.5)         17.7         ---            (50.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................        (0.4)        ---          ---            (2.3)        ---             (2.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
  equivalents...........................        50.4         ---           (0.3)         14.9         ---             65.0
Cash and cash equivalents, beginning of          3.1         ---            0.3           3.6         ---              7.0
  period................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $      53.5   $     ---     $    ---      $     18.5    $    ---      $      72.0
                                         ============= ============= ============= ============= ============= =============

NOTE Q - SUBSEQUENT EVENTS (UNAUDITED)

On March 9, 1999, Company issued and sold $100.0 aggregate principal amount of 8-7/8 % Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). The 1999 Senior Subordinated Notes were issued at a discount with the Company receiving net proceeds of $94.9. The 1999 Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering are being used to repay a portion of the outstanding indebtedness under Terex's credit facilities incurred primarily in connection with the Company's 1998 acquisitions and for future acquisitions.

Canadian Imperial Bank of Commerce, an affiliate of CIBC Oppenheimer Corp., of which a director of the Company is a managing director, was retained by the Company in connection with the offering of the 1999 Senior Subordinated Notes. CIBC was paid $0.4 as an underwriting discount upon issuance of the 1999 Senior Subordinated Notes on the same terms as the other underwriter.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of PPM Cranes, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of PPM Cranes, Inc. and its subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Stamford, Connecticut
March 1, 1999

                                PPM Cranes, Inc.

                      Consolidated Statement of Operations

                                  (in millions)


                                                       Year Ended December 31,
                                                     ---------------------------
                                                        1998     1997     1996
                                                     --------- -------- --------

Net sales........................................... $  92.4   $  87.4  $  95.9
Cost of goods sold..................................    81.2      76.5     98.4
                                                     --------- -------- --------

     Gross profit...................................    11.2      10.9     (2.5)

Engineering, selling and administrative expenses....     4.5       4.5      6.6
                                                     --------- -------- --------

     Income (loss) from operations...................    6.7       6.4     (9.1)

Other income (expense):
     Interest expense................................   (5.8)     (7.1)    (7.5)
     Amortization of debt issuance costs.............   (0.3)     (0.5)    (0.5)
     Other income....................................  ---         0.1    ---
                                                     --------- -------- --------

     Income (loss) before income taxes...............   0.6       (1.1)   (17.1)

Provision for income taxes...........................  ---       ---      ---
                                                     --------- -------- --------

     Income (loss) before extraordinary items........     0.6     (1.1)   (17.1)

Extraordinary loss on retirement of debt.............   (10.9)   ---      ---
                                                     --------- -------- --------

     Net loss........................................$  (10.3) $  (1.1) $ (17.1)
                                                     ========= ======== ========




   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                           Consolidated Balance Sheet

                       (in millions, except share amounts)

                                                                 December 31,
                                                              ------------------
                                                                 1998     1997
                                                              -------- ---------
Assets
Current assets:
  Cash and cash equivalents...................................$   0.2  $   0.2
  Trade accounts receivable (net of  allowance of $0.8
   and $0.7 at December 31, 1998 and 1997, respectively)......   19.3     21.4
  Net inventories.............................................   30.4     29.7
  Due from affiliates.........................................   15.1     14.0
  Prepaid expenses and other current assets...................    0.1      0.2
                                                              -------- ---------

Total current assets..........................................   65.1     65.5

Property, plant and equipment - net...........................  ---       --

Intangible assets:
  Goodwill - net..............................................   14.4     15.7
  Other assets - net..........................................    1.3      1.9
                                                              -------- ---------

Total assets..................................................$  80.8  $  83.1
                                                              ======== =========

Liabilities and shareholders' deficit Current liabilities:
  Trade accounts payable......................................$  10.6  $   7.4
  Accrued warranties and product liability....................    8.0      7.5
  Accrued expenses............................................    1.8      2.3
  Due to affiliates...........................................   26.4     22.0
  Due to Terex Corporation....................................    0.3      9.8
  Current portion of long-term debt...........................    0.8      1.0
                                                              -------- --------

Total current liabilities.....................................   47.9     50.0
                                                              -------- --------

Non-current liabilities:
  Long-term debt, less current portion........................   63.9     53.8
  Other non-current liabilities...............................    0.8      1.0
                                                              -------- --------

Total non-current liabilities.................................   64.7     54.8
                                                              -------- --------

Commitments and contingencies

Shareholders' deficit:
  Common stock, Class A, $.01 par value --
   authorized 8,000 shares; issued and outstanding 5,000 share  ---      ---
  Common stock, Class B, $.01 par value --
   authorized 2,000 shares; issued and outstanding 413 shares.  ---      ---
  Accumulated deficit.........................................  (31.7)   (21.4)
  Foreign currency translation adjustments....................   (0.1)    (0.3)
                                                              -------- --------

Total shareholders' deficit...................................  (31.8)   (21.7)
                                                              -------- --------

Total liabilities and shareholders' deficit...................$  80.8   $ 83.1
                                                              ======== ========

   The accompanying notes are an integral part of these financial statements.


                                PPM Cranes, Inc.

           Consolidated Statement of Changes in Shareholders' Deficit

                                  (in millions)



                                                                           Foreign
                                                                           Currency
                                        Common Stock     Accumulated     Translation
                                                           Deficit       Adjustments          Total
                                       --------------- --------------------------------- ----------------
Balance at December 31, 1995.......... $   ---         $     (3.2)     $      0.1        $    (3.1)

    Net loss..........................     ---              (17.1)          ---              (17.1)
    Translation adjustment............     ---              ---             ---              ---
                                                                                         ----------------
     Comprehensive Income.............                                                       (17.1)
                                       --------------- --------------------------------- ----------------

Balance at December 31, 1996..........     ---              (20.3)            0.1            (20.2)

    Net loss..........................     ---               (1.1)          ---               (1.1)
    Translation adjustment............     ---              ---              (0.4)            (0.4)
                                                                                         ----------------
     Comprehensive Income.............                                                        (1.5)
                                       --------------- --------------------------------- ----------------

Balance at December 31, 1997..........     ---              (21.4)           (0.3)           (21.7)

    Net loss..........................     ---              (10.3)          ---              (10.3)
    Translation adjustment............     ---              ---               0.2              0.2
                                                                                         ----------------
    Comprehensive Income..............                                                       (10.1)
                                       --------------- --------------------------------- ----------------

Balance at December 31, 1998           $   ---         $    (31.7)     $     (0.1)       $   (31.8)
                                       =============== ================================= ================



   The accompanying notes are an integral part of these financial statements.



                                PPM Cranes, Inc.

                      Consolidated Statement of Cash Flows

                                  (in millions)
                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                      1998                 1997                1996
                                                                ------------------   ------------------   ----------------
Operating activities
Net loss........................................................$(10.3)             $        (1.1)       $       (17.1)
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization..............................    1.6                        1.8                  3.2
    Extraordinary loss on retirement of debt...................   10.9                      ---                  ---
    Impairment charge..........................................    ---                      ---                   13.5
    Other......................................................    ---                        0.4                  1.4
    Changes in operating assets and liabilities:
         Trade accounts receivable.............................     2.1                      (7.0)                (2.5)
         Net inventories.......................................    (0.7)                     (0.5)                (4.2)
         Prepaid expenses and other current assets.............     0.1                      (0.1)                 0.1
         Trade accounts payable................................     3.2                       2.4                 (0.5)
         Net amounts due to affiliates.........................    (6.2)                      6.8                  6.0
         Accrued warranty and product liability................     0.5                     ---                   (0.7)
         Accrued expenses......................................    (0.5)                     (0.6)                (1.2)
         Other - net...........................................    (0.2)                     (0.8)                 1.3
                                                                ------------------   ------------------   ----------------
Net cash provided by (used in) operating activities............     0.5                       1.3                 (0.7)
                                                                ------------------   ------------------   ----------------

Investing activities
Capital expenditures............................................    (0.1)               (0.7)                (0.4)
Proceeds from sale of excess assets.............................     0.2                 0.7                  1.1
                                                                ------------------   ------------------   ----------------
Net cash provided by (used in) investing activities.............     0.1               ---                    0.7
                                                                ------------------   ------------------   ----------------

Financing activities
Proceeds from issuance of long-term debt, net of issuance costs.
                                                                          60.0               ---                  ---
Net (repayments) borrowings under revolving line of credit
  agreements....................................................         ---                  (0.3)                 0.8
Principal repayments of long-term debt..........................         (50.8)               (0.7)                (1.0)
Payment of premiums on early extinguishment of debt.............          (8.6)              ---                  ---
Other...........................................................          (1.2)               (0.1)                 0.1
                                                                ------------------  ------------------   ----------------
Net cash used in financing activities...........................          (0.6)               (1.1)                (0.1)
                                                                ------------------   ------------------   ----------------

Effect of exchange rate changes on cash.........................         ---                  (0.4)               ---
                                                                ------------------   ------------------   ----------------

Net increase (decrease) in cash and cash equivalents............         ---                  (0.2)                (0.1)
Cash and cash equivalents at beginning of period................           0.2                 0.4                  0.5
                                                                ------------------
                                                                                     ==================   ================

Cash and cash equivalents at end of period......................$          0.2       $         0.2        $         0.4
                                                                ==================   ==================   ================

Supplemental disclosure of cash flow information
Cash paid for interest..........................................$          0.5       $         0.4        $       ---
                                                                ==================   ==================   ================
Cash paid for income taxes......................................$        ---         $       ---          $       ---
                                                                ==================   ==================   ================


     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                            (In millions of dollars)


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


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: PPM of Australia Pty. Ltd. All material intercompany transactions and profits have been eliminated.

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

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is amortized on a straight-line basis over fifteen years. Accumulated amortization is $4.8 and $3.5 at December 31, 1998 and 1997, respectively.

Debt Issuance Costs. Debt issuance costs incurred by Terex Corporation in securing the financing related to acquiring the Company have been capitalized and are reflected in the financial statements. Capitalized debt issuance costs are amortized over the term of the related debt. Accumulated amortization is $0.2 and $1.2 at December 31, 1998 and 1997, respectively.

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

Revenue Recognition. Revenue and costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers. Certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under the Company's customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company's inventory and identified as belonging to the customer and the Company has no further obligations under the order.

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Deficit. Gains or (losses) resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction.

Foreign Exchange Contracts. The Company may from time to time use foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1998 the Company had no material outstanding foreign exchange contracts.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1998 and 1997.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses and amounted to $0.0, $0.1 and $0.1 in 1998, 1997 and 1996, respectively.


NOTE 3 -- IMPAIRMENT OF LONG LIVED ASSETS

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


NOTE 4 -- INVENTORIES

Inventories at December 31, 1998 and 1997 consist of the following:

                                                      1998     19957
                                                    --------- ----------
Raw materials and supplies.......................   $   10.4  $    9.0
Work in process..................................        1.6       0.3
Replacement parts................................        9.1       9.7
Finished goods equipment.........................        9.3      10.7
                                                    ========= ==========
                                                    $   30.4  $   29.7
                                                    ========= ==========


NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 and 1997 consists of the following:

                                                     1998       1997
                                                   ---------------------
Property.......................................... $     0.2 $      0.1
Plant.............................................     ---        ---
Machinery and equipment...........................     ---        ---
                                                   ---------------------
                                                         0.2        0.1
Less accumulated depreciation.....................      (0.2)      (0.1)
                                                   =====================
                                                   $   ---   $    ---
                                                   =====================


Depreciation expense for 1998, 1997 and 1996 was $0.1, $0.1 and $0.6, respectively.


NOTE 6 - LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 is summarized as follows:

                                                               1998      1997
                                                             --------- ---------
New Bank Credit Facility.................................... $   60.0  $  ---
13 1/4% Senior Secured Notes due May 15, 2002...............    ---        49.5
Note payable................................................      4.4       4.7
Other.......................................................      0.3       0.6
                                                             --------- ---------
     Total long-term debt...................................     64.7      54.8
Current portion long-term debt..............................      0.8       1.0
                                                             ========= =========
     Long-term debt less current portion.................... $   63.9  $   53.8
                                                             ========= =========


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

Pursuant to the Term Loan Facilities, Terex Corporation has borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan") of which $60.0 was pushed down to the Company. The outstanding principal amount of the Term B Loan currently bears interest, at Terex Corporation's option, at a rate of 2.50% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.50% in excess of the prime rate. The weighted average interest rate on the Term B Loan at December 31, 1998 was 7.75%. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

The Senior Secured Notes

On May 9, 1995, Terex Corporation issued $250 of 13-1/4% Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with Terex Corporation's acquisition of substantially all of the capital stock of PPM Cranes, Inc. and P.P.M. S.A. and the refinancing of Terex Corporation's debt. Of the total principal amount $50 related to the acquisition of substantially all of the capital stock of PPM Cranes, Inc. and was included in the Company's consolidated balance sheet prior to March 6, 1998.

Repayment of the Senior Secured Notes were guaranteed by certain domestic subsidiaries of Terex Corporation (the "Guarantors"), including PPM Cranes, Inc. The Senior Secured Notes were secured by a first priority security interest on substantially all of the assets of Terex Corporation and the Guarantors, other than cash and cash equivalents, except that as to accounts receivable and inventory and proceeds thereof, and certain related rights, such security was subordinated to liens securing obligations outstanding under any working capital or revolving credit facility secured by such accounts receivable and inventory. The indenture for the Senior Secured Notes placed certain limits on Terex Corporation's ability to incur additional indebtedness; permit the existence of liens; issue, pay dividends on or redeem equity securities; sell assets; consolidate, merge or transfer assets to another entity; and enter into transactions with affiliates.

Note payable - Harnischfeger Corporation

The note payable to Harnischfeger Corporation is not interest bearing.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1998 in the successive five-year period are summarized as follows:

                                 Note Payable -
                                 Harnischfeger       Other         Total
                                --------------- --------------- -------------
 1999...........................$       0.8      $    ---       $   0.8
 2000...........................        0.8           ---           0.8
 2001...........................        0.8             0.1         0.9
 2002...........................        0.4             0.1         0.5
 2003...........................        0.5             0.1         0.6
 Thereafter.....................        4.1            60.0        64.1
                                ------------------------------- -------------
                                        7.4            60.3        67.7
 Imputed Interest...............       (3.0)          ---          (3.0)
                                =============================== =============
                                $       4.4      $     60.3     $  64.7
                                =============================== =============

The Company believes that the carrying value of other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.


NOTE 7 -- EMPLOYEE BENEFIT PLAN

The Company participates in a defined contribution plan which is sponsored by Terex Corporation. The plan covers U.S. employees. Under the plan, the Company matches a portion of an employee's contribution to the plan. The related expense to the Company was $0.1, $0.1 and $0.1 for 1998, 1997 and 1996, respectively.

NOTE 8 -- INCOME TAXES

The components of income (loss) from continuing operations before income taxes and extraordinary items consisted of the following:

                                                   Year Ended December 31,
                                            ------------------------------------
                                                1998        1997          1996
                                            ----------- -------------  ---------
Domestic....................................$    0.4   $    (1.1)     $  (16.3)
Foreign.....................................     0.2         ---          (0.8)
                                            ----------- -------------  ---------

                                            $    0.6   $    (1.1)     $  (17.1)
                                            =========== =============  =========


The Company has no provision for federal, foreign and state income taxes (benefit).

The Company has not provided deferred taxes on $1.3 of cumulative undistributed earnings of foreign subsidiaries as of December 31, 1998 as these earnings will be either permanently re-invested or remitted substantially free of additional income tax.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. In accordance with SFAS No. 109, "Accounting for income taxes," a valuation allowance fully offsetting the net deferred tax asset, has been recognized. The tax effects of the basis differences and Net Operating Loss ("NOL") carryforward as of December 31, 1998 and 1997 are summarized below:


                                                      Year Ended December 31,
                                                  -----------------------------
                                                        1998        1997
                                                   ------------ ------------
Total deferred tax liabilities.................... $    ---     $    ---
                                                   ------------ ------------

Receivables.......................................        0.1          0.1
Inventory.........................................        0.7          0.9
Fixed Assets......................................        0.8          0.8
Product liability.................................        2.1          2.1
Warranty..........................................        0.7          0.5
Other.............................................      ---            0.2
NOL carryforwards.................................       20.7         16.9
                                                   ------------ ------------
Total deferred tax assets.........................       25.1         21.5

Deferred tax asset valuation allowance............      (25.1)       (21.5)
                                                   ------------ ------------
Net deferred taxes................................ $    ---     $    ---
                                                   ============ ============


The valuation allowance for deferred tax assets at acquisition date, May 9, 1995, was $19.0. Any future reduction of this valuation allowance attributable to the pre-acquisition period will reduce goodwill. The net change in the valuation allowance for 1998, 1997 and 1996 was an increase of $3.6, a decrease of $3.1 and an increase of $1.2, respectively.

At December 31, 1998, the Company has loss carryforwards for federal income tax purposes of approximately $59.1 available to offset future taxable income. The expiration of the Company's loss carryforwards are as follows:


              Year
            Expiring                       Amount
          ------------                 -------------

              2004    ................. $     21.7
              2005    .................        0.8
              2006    .................        5.8
              2007    .................        8.9
              2008    .................        3.1
              2009    .................        2.4
              2010    .................        0.2
              2011    .................        5.4
              2018    .................       10.8
                                        =============
              Total   ................. $     59.1
                                        =============


The utilization of approximately $42.7 of loss carryforwards is limited annually, as a result of an "ownership change" (as defined by Section 382 of the Internal Revenue code), which occurred in 1995. Further, the use of these pre-acquisition losses is limited to future taxable income of PPM Cranes, Inc.

The Company's provision for income taxes from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's loss before income taxes. The reasons for the difference are summarized below:

                                                        Year Ended December 31,
                                                    ----------------------------
                                                       1998     1997     1996
                                                    -------- --------- ---------
Statutory federal income tax rate...................$   0.2   $  (0.4) $  (6.0)
Goodwill............................................    0.4       0.5      3.9
NOL and basis differences with no current benefit...   (0.6)     (0.1)     2.1
                                                    -------- --------- ---------
Total provision for income taxes....................$ ---     $ ---    $ ---
                                                    ======== ========= =========


There were no income taxes paid during 1998, 1997 and 1996.


NOTE 9 -- COMMITMENTS AND CONTINGENCIES

The Company has various lease agreements, primarily related to office space, production facilities, and office equipment, which are accounted for as operating leases. Certain leases have renewal options and provisions requiring the Company to pay maintenance, property taxes and insurance. Rent expense for 1998, 1997 and 1996 was $0.3, $0.4 and $0.7, respectively.

Future minimum payments under noncancelable operating leases at December 31, 1998 are as follows:

 1999...................................... $      0.2
 2000......................................        0.1
 2001......................................        0.1
 2002......................................      ---
 2003......................................      ---
Thereafter.................................      ---
                                            ==============
                                            $      0.4
                                            ==============


The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

NOTE 10 - BUSINESS SEGMENT INFORMATION

The Company operates in one industry segment, that being the designing, manufacturing, and marketing of telescopic mobile cranes. These products are used primarily in the construction industry.

Geographic segment information is presented below:

                                             1998     1997     1996
                                           -------- -------- --------
Sales
  United States............................$  66.6  $ 54.3   $ 64.7
  Other North American Countries...........    9.1     6.6      2.3
  Europe...................................    2.4     4.2      3.4
  All Other................................   14.3    22.3     25.5
                                           ======== ======== ========
                                           $  92.4  $ 87.4   $ 95.9
                                           ======== ======== ========


Sales to the Company's largest customer comprised 12%, 12% and 7% of the Company's net sales in the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 11 -- RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998 and 1997 and 1996, the Company had transactions with various unconsolidated affiliates as follows:


                                                    1998     1997       1996
                                                  -------- --------- ---------
      Product sales and service revenues......... $   1.3  $    2.5  $   2.1
      Management fee expense..................... $   1.0  $    1.1  $   1.1
      Interest expense........................... $   5.3  $    6.5  $   7.0



Included in management fee expense are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax expense).

TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Amounts in millions)


                                                                      Additions
                                                              ---------------------------
                                                  Balance
                                                 Beginning     Charges to                                   Balance End
                                                  of Year       Earnings       Other       Deductions (1)     of Year
                                                ------------- ------------- ------------- ----------------- -------------
Year ended December 31, 1998:
 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       4.5   $        1.8  $     ---     $         (0.7)   $      5.6
   Reserve for excess and obsolete inventory...        24.0            5.6        ---               (5.6)         24.0
                                                ============= ============= ============= ================= =============
    Totals..................................... $      28.5   $        7.4  $     ---     $         (6.3)   $     29.6
                                                ============= ============= ============= ================= =============

Year ended December 31, 1997:
 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       7.0   $        0.4  $     ---     $         (2.9)   $      4.5
   Reserve for excess and obsolete inventory...        18.7            8.1        ---               (2.8)         24.0
                                                ============= ============= ============= ================= =============
    Totals..................................... $      25.7   $        8.5  $     ---     $         (5.7)   $     28.5
                                                ============= ============= ============= ================= =============

Year ended December 31, 1996:
 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       7.4   $        2.4  $     ---     $         (2.8)   $      7.0
   Reserve for excess and obsolete inventory...        15.9            9.1        ---               (6.3)         18.7
                                                ============= ============= ============= ================= =============
    Totals..................................... $      23.3   $       11.5  $     ---     $         (9.1)   $     25.7
                                                ============= ============= ============= ================= =============


(1) Primarily represents the utilization of established reserves, net of recoveries.



                       TEREX CORPORATION AND SUBSIDIARIES

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT


                                                                       Indebtedness of
                                               ---------------------------------------------------------------
                                                 Balance at                                   Balance at End
                                                Beginning of                                        of
Name of Person                                     Period        Additions      Deductions        Period
---------------------------------------------- --------------- --------------- -------------- ----------------

Year ended December 31, 1998:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000.......................   $     840,000   $      ---      $ (480,000)    $    360,000
                                               =============== =============== ============== ================

Year ended December 31, 1997:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000.......................   $   1,440,000   $       ---     $  (600,000)   $     840,000
                                               =============== =============== ============== ================

Year ended December 31, 1996:
  Randolph W. Lenz
   Promissory note, interest at 6.56% due
     November 2, 2000.......................   $   1,800,000   $       ---     $  (360,000)   $   1,440,000
   Payable for shipping charges.............          33,450           ---         (33,450)           ---
                                               =============== =============== ============== ================
     Total..................................   $   1,833,450   $       ---     $  (393,450)   $   1,440,000
                                               =============== =============== ============== ================



INDEX TO EXHIBITS

3.1 Restated Certificate of Incorporation of Terex Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

3.2 Certificate of Elimination with respect to the Series B Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

3.3 Certificate of Amendment to Certificate of Incorporation of Terex Corporation dated June 5, 1998.

3.4 Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

4.3 Indenture dated as of March 31, 1998 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.6 of Amendment No. 1 to the Form S-4 Registration Statement of Terex Corporation, Registration No. 333-53561).

4.4 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee.

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

10.5 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.6 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.7 Agreement dated as of November 2, 1995 between Terex Corporation, a Delaware corporation, and Randolph W. Lenz (incorporated by reference to Exhibit 10 to the Form 10-Q for the Three Months ended September 30, 1995, Commission File No. 1-10702).

10.8 Service Agreement, dated as of November 27, 1996, between Terex Corporation and CLARK Material Handling Company (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on December 11, 1996).

10.9 Standstill Agreement, dated June 27, 1997, among Terex Corporation, Randolph W. Lenz and the other parties named herein (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 333-27749).

10.10 Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative Agent, Bank Boston N.A., as Syndication Agent and Canadian Imperial Bank of Commerce and First Union National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit
       10.13 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

                                      -E-1-

10.11 GuaranteeAgreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.12 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.15 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.13 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.16 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.14 Pledge Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.15 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse first Boston, as Mortgagee (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.16 Share Purchase Agreement dated December 18, 1997 between O&K AG and Terex Mining Equipment, Inc. (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.17 Amendment No. 1 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent.

10.18 Amendment No. 2 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent.

10.19 Amendment No 3 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent.

10.20 Purchase Agreement dated as of March 9, 1999 among the Company and the Initial Purchasers, as defined therein.

10.21 Registration Rights Agreement dated as of March 9, 1999 among the Company and the Purchasers, as defined therein.

11.1   Computation of per share earnings.

21.1   Subsidiaries of Terex Corporation.

23.1 Independent Accountants' Consent of PricewaterhouseCoopers LLP, Stamford, Connecticut.

24.1   Power of Attorney.