Form 10-Q
period 1999-03-31
TEREX CORP
filed 1999-05-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                    YES  X                 NO
                       -----                  -----


Number of outstanding shares of common stock:  21.4 million as of May 4, 1999.


The Exhibit Index appears on page 29.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following subsidiaries of the Company, all of which are wholly-owned except PPM Cranes, Inc., which are guarantors (the "Guarantors") of the Company's $150 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1998 Senior Subordinated Notes") and the Company's $100 million principal amount of 8-7/8% Series C Senior Subordinated Notes due 2008 ( the "1999 Senior Subordinated Notes"). See Note I -- Consolidating Financial Statements.

                                      State or other
                                      jurisdiction of
                                      incorporation or      I.R.S. employer
               Guarantor              organization      identification number

  Terex Cranes, Inc.                      Delaware           06-1513089
  PPM Cranes, Inc.                        Delaware           39-1611683
  Koehring Cranes, Inc.                   Delaware           06-1423888
  Terex-Telelect, Inc.                    Delaware           41-1603748
  Terex-RO Corporation                     Kansas            44-0565380
  Terex Aerials, Inc.                     Wisconsin          39-1028686
  Terex Mining Equipment, Inc.            Delaware           06-1503634
  Payhauler Corp.                         Illinois           36-3195008
  The American Crane Corporation       North Carolina        56-1570091
  O & K Orenstein & Koppel, Inc.          Delaware           58-2084520

                                                                       Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

   TEREX CORPORATION
      Condensed Consolidated Statement of Operations --
          Three months ended March 31, 1999 and 1998......................3
      Condensed Consolidated Balance Sheet - March 31, 1999
           and December 31, 1998..........................................4
      Condensed Consolidated Statement of Cash Flows --
          Three months ended March 31, 1999 and 1998......................5
      Notes to Condensed Consolidated Financial Statements
           - March 31, 1999...............................................6

   PPM CRANES, INC.
      Condensed Consolidated Statement of Operations --
          Three months ended March 31, 1999 and 1998.....................15
      Condensed Consolidated Balance Sheet - March 31, 1999
           and December 31, 1998.........................................16
      Condensed Consolidated Statement of Cash Flows --
          Three months ended March 31, 1999 and 1998.....................17
      Notes to Condensed Consolidated Financial Statements
           - March 31, 1999..............................................18

 Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................20
 Item 3  Quantitative and Qualitative Disclosures About Market Risk......25

PART II    OTHER INFORMATION

 Item 1  Legal Proceedings...............................................26
 Item 2  Changes in Securities and Use of Proceeds.......................26
 Item 3  Defaults Upon Senior Securities.................................26
 Item 4  Submission of Matters to a Vote of Security Holders.............26
 Item 5  Other Information...............................................26
 Item 6  Exhibits and Reports on Form 8-K................................27

SIGNATURES...............................................................28

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                       For the Three Months
                                                          Ended March 31,
                                                     ------------------------
                                                         1999         1998
                                                     ------------ ------------

Net sales............................................ $    423.3  $    260.6
Cost of goods sold...................................      352.4       215.8
                                                      ----------- -----------

     Gross profit....................................       70.9        44.8
Selling, general and administrative expenses.........       30.4        21.0
                                                      ----------- -----------

     Income from operations..........................       40.5        23.8

Other income (expense):
     Interest income.................................        0.5         0.1
     Interest expense................................      (13.3)       (8.8)
     Other income (expense) - net....................       (0.9)       (0.5)
                                                      ----------- -----------

Income before income taxes and extraordinary items...       26.8        14.6
Provision for income taxes...........................       (0.8)       (0.2)
                                                      ----------- -----------

Income before extraordinary items....................       26.0        14.4
Extraordinary loss on retirement of debt.............      ---         (38.3)
                                                      =========== ===========

Net income (loss).................................... $     26.0  $    (23.9)
                                                      =========== ===========



EARNINGS PER SHARE:
    Basic
      Income before extraordinary items.............. $     1.25  $     0.70
      Extraordinary loss on retirement of debt.......     ---          (1.86)
                                                      =========== ===========
        Net income (loss)............................ $     1.25  $    (1.16)
                                                      =========== ===========
    Diluted
      Income before extraordinary items.............. $     1.16  $     0.65
      Extraordinary loss on retirement of debt.......     ---          (1.73)
                                                      ----------- -----------
        Net income (loss)............................ $     1.16  $    (1.08)
                                                      =========== ===========

Weighted average number of common and common equivalent
     shares outstanding in per share calculation
        Basic...........................................    20.8       20.6
        Diluted.........................................    22.5       22.2


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                        March 31,   December 31,
                                                           1999        1998
                                                        ----------- -----------
ASSETS
Current assets
     Cash and cash equivalents.......................... $    22.0  $     25.1
     Trade receivables (net of allowance of $6.1
       at March 31, 1999 and $5.6 at December 31,
       1998)............................................     343.9       249.8
     Net inventories....................................     478.3       472.8
     Other current assets...............................      28.0        23.9
                                                         ---------- -----------
         Total current assets...........................     872.2       771.6
Long-term assets
     Property, plant and equipment - net................      95.6        99.5
     Goodwill - net.....................................     242.8       240.9
     Other assets - net.................................      40.6        39.2
                                                         ---------- -----------

Total assets                                             $ 1,251.2  $  1,151.2
                                                         ========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable and current portion of long-term debt $    17.4  $     44.7
     Trade accounts payable.............................     254.2       226.9
     Accrued compensation and benefits..................      26.6        24.7
     Accrued warranties and product liability...........      32.2        36.0
     Other current liabilities..........................     106.4        93.1
                                                         ---------- -----------
         Total current liabilities......................     436.8       425.4
Non current liabilities
     Long-term debt, less current portion...............     661.1       586.6
     Other..............................................      42.1        41.1

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock..................       0.8         0.8
     Equity rights......................................       3.1         3.1
     Common  stock, $.01 par value - authorized
      150.0  shares; issued and outstanding 20.9
      at March 31, 1999 and 20.8 at December 31,
      1998, respectively................................       0.2         0.2
     Additional paid-in capital.........................     179.1       179.0
     Accumulated deficit................................     (54.9)      (80.9)
     Accumulated other comprehensive income.............     (17.1)       (4.1)
                                                         ---------- -----------
         Total stockholders' equity.....................     111.2        98.1
                                                         ---------- -----------

Total liabilities and stockholders' equity.............. $ 1,251.2   $ 1,151.2
                                                         ========== ===========

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                           For the Three Months
                                                             Ended March 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
OPERATING ACTIVITIES
   Net income (loss)....................................... $  26.0    $  (23.9)
   Adjustments to reconcile net income to cash
    used in operating activities:
        Depreciation.......................................     3.2         2.4
        Amortization.......................................     2.7         1.5
        Extraordinary loss on retirement of debt...........   ---          38.3
        Other, net.........................................   ---          (0.2)
        Changes  in  operating   assets  and  liabilities
         (net  of  effects  of acquisitions):
          Trade receivables................................  (108.3)      (32.3)
          Net inventories..................................   (17.3)      (16.2)
          Trade accounts payable...........................    32.8        26.1
          Other, net.......................................     9.2        (7.3)
                                                            ---------- ---------
             Net cash provided by (used in) operating
               activities..................                   (51.7)      (11.6)
                                                            ---------- ---------


INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired.........   ---        (172.9)
   Capital expenditures....................................    (4.4)       (2.5)
   Proceeds from sale of excess assets.....................     0.1         1.9
                                                            ---------- ---------
             Net cash provided by (used in) investing
               activities..................                    (4.3)     (173.5)
                                                            ---------- ---------


FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of
    issuance costs................                             94.9       508.6
   Principal repayments of long-term debt..................   (31.4)     (167.7)
   Net incremental borrowings (repayments) under
    revolving line of credit agreements....................   (11.2)     (100.8)
   Payment of premiums on early extinguishment of debt.....    ---        (29.0)
   Other...................................................     0.1         2.6
                                                            ---------- ---------
             Net cash provided by (used in) financing
              activities..................                     52.4       213.7
                                                            ---------- ---------


EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS...............................     0.5         1.2
                                                            ---------- ---------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS........................................    (3.1)       29.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........    25.1        28.7
                                                            ========== =========

CASH AND CASH EQUIVALENTS AT END OF PERIOD................. $  22.0    $   58.5
                                                            ========== =========



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1998, has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.

NOTE B - DEBT ISSUANCE

On March 9, 1999, Company issued and sold $100.0 aggregate principal amount of 8-7/8 % Series C Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). The 1999 Senior Subordinated Notes were issued at a discount with the Company receiving net proceeds of $94.9. The 1999 Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering are being used to repay a portion of the outstanding indebtedness under Terex's credit facilities and for acquisitions.


NOTE C -- INVENTORIES

Net inventories consist of the following:

                                               March 31,        December 31,
                                                  1999              1998
                                            -----------------  ----------------
Finished equipment.........................  $      131.6     $       148.9
Replacement parts..........................         169.2             150.9
Work-in-process............................          63.8              59.4
Raw materials and supplies.................         113.7             113.6
                                             ----------------------------------

Net inventories............................  $      478.3     $       472.8
                                             ================ =================

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                  March 31,        December 31,
                                                    1999              1998
                                              ----------------- ----------------
Property.....................................  $       13.2     $        13.6
Plant........................................          42.3              44.6
Equipment....................................          90.5              90.8
                                               ---------------- ----------------
                                                      146.0             149.0
Less:  Accumulated depreciation..............         (50.4)            (49.5)
                                               ================ ================
Net property, plant and equipment............  $       95.6     $        99.5
                                               ================ ================

NOTE E - EARNINGS PER SHARE

                                                                        Three Months Ended March 31,
                                                                     (in millions, except per share data)
                                                 -------------------------------------------------------------------------
                                                                  1999                                1998
                                                   ----------------------------------- -----------------------------------
                                                                            Per-Share                           Per-Share
                                                     Income       Shares      Amount     Income       Shares     Amount
                                                   ----------- ----------- ----------- ----------- ----------- -----------

           Basic earnings per share
              Income before extraordinary items..  $    26.0        20.8    $   1.25   $    14.4        20.6    $    0.70

           Effect of dilutive securities
              Warrants...........................      ---           0.1                  ---           0.2
              Stock Options......................      ---           0.9                  ---           0.8
              Equity Rights......................      ---           0.7                  ---           0.6

                                                   ----------- -----------             ----------- -----------

           Income available to common
             stockholders - diluted..............  $    26.0        22.5    $   1.16   $    14.4        22.2    $    0.65
                                                   =========== =========== =========== =========== =========== ===========

NOTE F - COMPREHENSIVE INCOME

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended March 31, 1999 and March 31, 1998, total non-shareowner changes in equity were $13.0 and $(31.9), respectively.

NOTE G -- LITIGATION AND CONTINGENCIES

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

The Company's federal income tax returns for the years 1987 through 1989 are currently being audited by the Internal Revenue Service (the "IRS"). In December 1994, the Company received an examination report from the IRS proposing a large tax deficiency. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain net operating loss carryovers ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination report. The IRS is currently reviewing information the Company provided to it. The final outcome of this audit is subject to the resolution of complicated legal and factual issues. Given the number and complexity of the legal and administrative proceedings involved, this audit could continue for several more years.

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through March 31, 1999 of approximately $116.2 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 9% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

The Company believes that it is able to provide adequate documentation for a large part of the tax deductions the IRS has disallowed. In addition, the IRS has advised the Company that it is no longer challenging the Company's right to use the NOLs in question. As a result, the Company does not believe that the outcome of the audit will have a material adverse effect on its financial condition or results of operations. However, the Company may lose or have to use some of its NOLs as a result of the audit. In addition, there is also a possibility that the Company will have to pay some amount of tax, penalties and interest to the IRS to resolve this matter. The final outcome of the audit cannot be determined or estimated at this time. Accordingly, the Company does not have any additional reserves for amounts which might be due as a result of the audit because the loss ranges from zero to $56 million plus interest and penalties.

NOTE H - BUSINESS SEGMENT INFORMATION

The Company operates in two industry segments: Terex Lifting and Terex Earthmoving. Industry segment information is presented below:

                                                      Three months ended
                                                           March 31,
                                                -----------------------------
                                                    1999            1998
                                                --------------  -------------
Sales
  Terex Lifting................................  $     241.4    $    182.5
  Terex Earthmoving............................        180.7          76.6
  General/Corporate/Eliminations...............          1.2           1.5
                                                 ============== =============
    Total......................................  $     423.3    $    260.6
                                                 ============== =============

Income (Loss) from Operations
  Terex Lifting................................  $      24.5    $     18.4
  Terex Earthmoving............................         17.5           6.6
  General/Corporate/Eliminations...............         (1.5)         (1.2)
                                                 ============== =============
    Total......................................  $      40.5    $     23.8
                                                 ============== =============


NOTE I -- CONSOLIDATING FINANCIAL STATEMENTS

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of the 8-7/8% Senior Subordinated Notes due 2008 (the "1998 Senior Subordinated Notes"). On March 9, 1999, the Company issued and sold $100.0 aggregate principal amount of the 1999 Senior Subordinated Notes. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., PPM Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Payhauler Corp, O & K Orenstein & Koppel, Inc. and The American Crane Corporation. The financial results of O & K Orenstein & Koppel, Inc. and The
American Crane Corporation are included in the results of the Wholly-owned Guarantors since March 31, 1998 and July 31, 1998, their respective dates of acquisition. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

The following subsidiaries of the Company have not provided a guarantee of either the 1998 Senior Subordinated Notes nor the 1999 Senior Subordinated
Notes: Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., PPM S.A., PPM S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM of Australia Pty Ltd., PPM Far East Private Ltd, Terex Aerials Limited, Terex Italia, S.r.l., Sim-Tech Management Limited and Simon-Tomen Engineering Company Limited. Such subsidiaries also include O&K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH and Gru Comedil S.p.A. (the "Non-guarantor Subsidiaries"). The financial results of O & K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH and Gru Comedil S.p.A. are included in the results of the Non-guarantor Subsidiaries since March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998 and December 18, 1998, their respective dates of acquisition.


The following summarized condensed  consolidating  financial information for the
Company  segregates  the  financial   information  of  Terex  Corporation,   the
Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.

Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Non-guarantor subsidiaries of Wholly-owned Guarantors are reported on the equity basis.

PPM  Cranes,   Inc.  presents  the  operations  of  PPM  Cranes,  Inc.  and  its subsidiaries (PPM of Australia Pty Ltd and PPM Far East Private Ltd) are reported on an equity basis.

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes.

Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------- ------------- --------------
Net sales...............................   $    112.3    $    133.0    $    19.0     $    177.4    $    (18.4)   $     423.3
   Cost of goods sold...................         98.7         111.1         17.1          142.7         (17.2)         352.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         13.6          21.9          1.9           34.7          (1.2)          70.9
   Selling, general & administrative
     expenses..........................           6.6           6.0          0.9           16.9         ---             30.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........          7.0          15.9          1.0           17.8          (1.2)          40.5
  Interest income.......................          0.2         ---          ---              0.3         ---              0.5
  Interest expense......................         (2.9)         (1.9)        (1.2)          (7.3)        ---            (13.3)
  Income (loss) from equity investees...         22.3           1.0          0.1          ---           (23.4)         ---
  Other income (expense) - net..........         (0.2)         (0.3)        (0.1)          (0.3)        ---             (0.9)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         26.4          14.7         (0.2)          10.5         (24.6)          26.8
  Provision for income taxes............         (0.4)          0.1        ---             (0.5)        ---             (0.8)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items         26.0          14.8         (0.2)          10.0         (24.6)          26.0
Extraordinary loss on retirement of debt        ---           ---          ---            ---           ---            ---
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................   $     26.0    $     14.8    $    (0.2)    $     10.0    $    (24.6)   $      26.0
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors     Cranes, Inc. Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------ -------------- --------------
Net sales...............................   $     42.5    $    113.3    $    24.9     $    113.4    $    (33.5)   $     260.6
   Cost of goods sold...................         36.2          92.4         22.4           97.4         (32.6)         215.8
                                           ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................          6.3          20.9          2.5           16.0          (0.9)          44.8
   Selling,   general  &   administrative
     expenses...........................          4.6           7.0          0.8            8.6         ---             21.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........          1.7          13.9          1.7            7.4          (0.9)          23.8
  Interest income.......................        ---           ---          ---              0.1         ---              0.1
  Interest expense......................         (2.1)         (2.2)        (1.6)          (2.9)        ---             (8.8)
  Income (loss) from equity investees...        (14.6)          3.4         (0.3)         ---            11.5          ---
  Other income (expense) - net..........         (0.4)        ---           (0.1)         ---           ---             (0.5)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income  (loss)  before  income taxes  and
  extraordinary items...................        (15.4)         15.1         (0.3)           4.6          10.6           14.6
  Provision for income taxes............        ---           ---          ---             (0.2)        ---             (0.2)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        (15.4)         15.1         (0.3)           4.4          10.6           14.4
Extraordinary loss on retirement of debt         (8.5)         (5.0)       (10.4)         (14.4)        ---            (38.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................   $    (23.9)   $     10.1    $   (10.7)    $    (10.0)   $     10.6    $     (23.9)
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 1999
(in millions)


                                                           Wholly-                        Non-
                                              Terex         owned            PPM        guarantor   Intercompany
                                           Corporation    Guarantors     Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- -------------- ------------- ------------ ------------- --------------
Assets
   Current Assets
     Cash and cash equivalents..........   $      8.2    $      1.8    $     0.2     $      11.8   $    ---      $      22.0
     Trade receivables - net............         79.2          69.6         20.2           174.9        ---            343.9
     Intercompany receivables...........          7.9          15.3         15.9            24.5        (63.6)         ---
     Net inventories....................        126.5         109.7         21.3           226.7         (5.9)         478.3
     Other current assets...............          5.0           5.2        ---              17.8        ---             28.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        226.8         201.6         57.6           455.7        (69.5)         872.2
   Long-Term Assets
     Property, plant & equipment - net..         10.6          27.2        ---              57.8        ---             95.6
     Investment in and advances
       to (from) subsidiaries...........        145.0        (101.3)       (23.1)          (62.4)        41.8          ---
     Goodwill - net.....................         31.5          79.9         13.4           118.0        ---            242.8
     Other assets - net.................          5.1          13.1          0.6            21.8        ---             40.6
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total Assets............................   $    419.0    $    220.5    $    48.5     $     590.9   $    (27.7)   $   1,251.2
                                           ============= ============= ============= ============= ============= =============

Liabilities And Stockholders' Equity
   (Deficit)
   Current Liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      0.5    $      3.3    $     0.8     $      12.8   $    ---      $      17.4
     Trade accounts payable.............         45.2          61.2          9.4           138.4        ---            254.2
     Intercompany payables..............         14.0          17.7          1.4            30.5        (63.6)         ---
     Accruals    and    other     current        59.4          17.8          7.6            80.4        ---            165.2
       liabilities......................
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        119.1         100.0         19.2           262.1        (63.6)         436.8
   Non-Current Liabilities
     Long-term debt less current portion        176.6         100.1         60.4           324.0        ---            661.1
     Other long-term liabilities........         12.1           6.6          0.9            22.5        ---             42.1
   Stockholders' equity (deficit).......        111.2          13.8        (32.0)          (17.7)        35.9          111.2
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total Liabilities And Stockholders'
   Equity (Deficit).....................   $    419.0    $    220.5    $    48.5     $     590.9   $    (27.7)   $   1,251.2
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998
(in millions)


                                                           Wholly-                      Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation   Guarantors     Cranes, Inc. Subsidiaries  Eliminations   Consolidated
                                          -------------- -------------- ------------ ------------- ------------- --------------
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
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999
(in millions)
                                                            Wholly-                       Non-
                                              Terex          owned          PPM        Guarantor    Intercompany
                                           Corporation    Guarantors    Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- --------------
Net cash provided by (used in)
   operating activities.................   $    (93.7)   $      2.1    $     0.1     $     39.8    $    ---      $     (51.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Capital expenditures.................         (0.9)         (0.6)       ---             (2.9)        ---             (4.4)
   Proceeds from sale of excess assets..        ---           ---          ---              0.1         ---              0.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............         (0.9)         (0.6)       ---             (2.8)        ---             (4.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......         94.9         ---          ---            ---           ---             94.9
   Principal repayments of long-term debt       (17.7)         (0.2)       ---            (13.5)        ---            (31.4)
   Net incremental borrowings
     (repayments) under revolving
      line of credit agreements.........         16.5         ---          ---            (27.7)        ---            (11.2)
   Other................................         (0.2)        ---          ---              0.3         ---              0.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         93.5          (0.2)       ---            (40.9)        ---             52.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              0.5         ---              0.5
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         (1.1)          1.3          0.1           (3.4)        ---             (3.1)
Cash and cash equivalents, beginning of
   period...............................          9.3           0.5          0.1           15.2         ---             25.1
                                           ============= ============= ============= ============= ============= =============
Cash and cash equivalents,
   end of period........................   $      8.2    $      1.8    $     0.2     $     11.8    $    ---      $      22.0
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998
(in millions)
                                                            Wholly-                      Non-
                                             Terex          owned          PPM         Guarantor   Intercompany
                                          Corporation    Guarantors    Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                          ------------- -------------- ------------- ------------- ------------- --------------
Net cash provided by (used in)
   operating activities.................  $      27.3    $     (1.2)   $    (3.3)    $    (34.4)   $    ---      $     (11.6)
                                          -------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................       (172.9)        ---          ---            ---           ---           (172.9)
   Capital expenditures.................         (0.2)         (0.7)        (0.1)          (1.5)        ---             (2.5)
   Proceeds from sale of excess assets..        ---             1.9        ---            ---           ---              1.9
                                          -------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       (173.1)          1.2         (0.1)          (1.5)        ---           (173.5)
                                          -------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        254.4          85.8         58.6          109.8         ---            508.6
   Principal repayments of long-term debt       (38.3)        (18.8)       (47.1)         (63.5)        ---           (167.7)
   Net incremental borrowings
     (repayments) under revolving
      line of credit agreements.........        (24.9)        (63.2)       ---            (12.7)        ---           (100.8)
   Payment of premiums on early
     extinguishment of debt.............         (6.0)         (3.7)        (8.6)         (10.7)                       (29.0)
   Other................................        ---           ---          ---              2.6         ---              2.6
                                          -------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        185.2           0.1          2.9           25.5         ---            213.7
                                          -------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................          0.1         ---            0.5            0.6         ---              1.2
                                          -------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         39.5           0.1        ---             (9.8)        ---             29.8
Cash and cash equivalents, beginning of
   period...............................          5.6           0.1        ---             23.0         ---             28.7
                                          ============== ============= ============= ============= ============= =============
Cash and cash equivalents,
   end of period........................  $      45.1    $      0.2    $   ---       $     13.2    $    ---      $      58.5
                                          ============== ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                         For the Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                         1999           1998
                                                      ------------  ------------

Net sales............................................  $   21.0    $    28.9
Cost of goods sold...................................      18.8         25.7
                                                       ----------- -------------

     Gross profit....................................       2.2          3.2

Selling, general and administrative expenses.........       1.1          1.1
                                                       ----------- -------------

     Income from operations..........................       1.1          2.1

Other income (expense):
     Interest expense................................      (1.2)        (1.8)
     Amortization of debt issuance costs.............      (0.1)        (0.1)
                                                       ----------- -------------


Income (loss) before income taxes and extraordinary
  items..............................................      (0.2)         0.2
Provision for income taxes...........................     ---          ---
                                                       ----------- ------------

Income (loss) before extraordinary items.............      (0.2)         0.2
Extraordinary loss on retirement of debt.............     ---          (10.9)
                                                       ----------- -------------

Net loss.............................................  $   (0.2)   $   (10.7)
                                                       =========== =============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                     March 31,    December 31,
                                                       1999           1998
                                                     ----------- -------------
ASSETS
Current assets:
   Cash and cash equivalents....................... $     0.5    $     0.2
   Trade accounts receivables (net of allowance
    of $0.7 at March 31, 1999 and $0.8 at
    December 31, 1998).............................      20.5         19.3
   Net inventories.................................      25.2         30.4
   Due from affiliates.............................      18.2         15.1
   Prepaid expenses and other current assets.......       0.1          0.1

                                                    ------------ -------------

     Total current assets..........................      64.5         65.1

   Property, plant and equipment - net.............     ---          ---
   Goodwill - net..................................      14.1         14.4
   Other assets - net..............................       1.2          1.3

                                                    ------------ -------------

Total assets....................................... $    79.8    $    80.8
                                                    ============ =============



LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable.......................... $    10.2    $    10.6
   Accrued warranties and product liability........       6.6          8.0
   Accrued expenses................................       1.4          1.8
   Due to affiliates...............................       4.8         26.4
   Due to Terex Corporation........................      23.1          0.3
   Current portion of long-term debt...............       0.8          0.8

                                                    ------------ -------------
     Total current liabilities.....................      46.9         47.9
                                                    ------------ -------------

Non-current liabilities:
   Long-term debt, less current portion............      64.0         63.9
   Other non-current liabilities...................       0.9          0.8
                                                    ------------ -------------
     Total non-current liabilities.................      64.9         64.7
                                                    ------------ -------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and
     outstanding 5,000 shares......................     ---          ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and
     outstanding 413 shares........................     ---          ---
   Accumulated deficit.............................     (31.9)       (31.7)
   Foreign currency translation adjustment.........      (0.1)        (0.1)

                                                    ------------ -------------
     Total shareholders' deficit...................     (32.0)       (31.8)
                                                    ------------ -------------

Total liabilities and shareholders' deficit........ $    79.8    $    80.8
                                                    ============ =============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                          For the Three Months
                                                            Ended March 31,
                                                        ------------------------
                                                            1999       1998
                                                        ---------- ------------
OPERATING ACTIVITIES
   Net loss............................................ $   (0.2)  $    (10.7)
   Adjustments to reconcile net loss to cash used in
    operating activities:
       Depreciation and amortization...................      0.4          0.4
       Extraordinary loss on retirement of debt........    ---           10.9
       Other...........................................    ---          ---
       Changes in operating assets and liabilities:
         Trade accounts receivable.....................     (1.2)        (2.6)
         Net inventories...............................      5.2          2.0
         Trade accounts payable........................     (0.4)         1.2
         Net amounts due to affiliates.................     (1.9)        (1.5)
         Other, net....................................     (1.6)        (0.3)
                                                        ---------- ------------
           Net cash provided by (used in) operating
            activities.................................      0.3         (0.6)
                                                        ---------- ------------

INVESTING ACTIVITIES
   Capital expenditures................................    ---           (0.1)
                                                        ---------- ------------

     Net cash used in investing activities.............    ---           (0.1)
                                                        ---------- ------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt,
    net of issuance costs..............................    ---           60.0
   Net repayments under revolving line of
    credit agreements..................................    ---           (0.1)
   Principal repayments of long-term debt..............    ---          (50.0)
   Payment of premiums on early
    extinguishment of debt.............................    ---           (8.5)
   Other...............................................    ---           (1.4)
                                                        ---------- ------------
     Net cash used in financing activities.............    ---          ---
                                                        ---------- ------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS...........................    ---            0.5
                                                        ---------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      0.3         (0.2)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......      0.2          0.2
                                                        ---------- ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............. $    0.5   $    ---
                                                        ========== ============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE 2 -- Inventories

Net inventories consist of the following:

                                                March 31,       December 31,
                                                  1999              1998
                                             ---------------- ----------------
Finished equipment.........................  $      4.4       $      9.3
Replacement parts..........................         9.2              9.1
Work in process............................         2.7              1.6
Raw materials and supplies.................         8.9             10.4
                                             ---------------- ------------------
                                             $     25.2       $     30.4
                                             ================ =================


Note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                                March 31,       December 31,
                                                  1999              1998
                                            ------------------ ----------------
Property, plant and equipment..............  $     0.2         $     0.2
Less:  Accumulated depreciation............       (0.2)             (0.2)
                                             ----------------- ----------------
Net property, plant and equipment..........  $   ---           $  ---
                                             ================= ================

NOTE 4 - COMMITMENTS AND Contingencies

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

On March 31, 1998, Terex Corporation issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, which notes were exchanged by Terex Corporation for 8-7/8% Senior Subordinated Notes due 2008 registered under the Securities Act of 1933, as amended (the "1998 Senior Subordinated Notes"). On March 9, 1999, Terex Corporation issued and sold $100.0 aggregate principal amount of 8-7/8% Series C Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Company currently operates in two industry segments: Terex Lifting and Terex Earthmoving.

Three Months Ended March 31, 1999 Compared with the Three Months Ended March 31, 1998

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended March 31, 1999 and 1998.


                                                       Three Months Ended
                                                              March 31,             Increase
                                                      ---------------------------
                                                          1999          1998        (Decrease)
                                                      ---------------------------  -------------
                                                                (dollars in millions)
NET SALES
   Terex Lifting.....................................  $    241.4    $     182.5   $      58.9
   Terex Earthmoving.................................       180.7           76.6         104.1
   General/Corporate/Eliminations....................         1.2            1.5          (0.3)
                                                       ------------- ------------- -------------
     Total...........................................  $    423.3    $     260.6   $     162.7
                                                       ============= ============= =============

GROSS PROFIT
   Terex Lifting.....................................  $     39.4    $      30.1   $       9.3
   Terex Earthmoving.................................        31.7           14.4          17.3
   General/Corporate/Eliminations....................        (0.2)           0.3          (0.5)
                                                       ------------- ------------- -------------
     Total...........................................  $     70.9    $      44.8   $      26.1
                                                       ============= ============= =============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................  $     14.9    $      11.7   $       3.2
   Terex Earthmoving.................................        14.2            7.8           6.4
   General/Corporate/Eliminations....................         1.3            1.5          (0.2)
                                                       ------------- ------------- -------------
     Total...........................................  $     30.4    $      21.0   $       9.4
                                                       ============= ============= =============

INCOME FROM OPERATIONS
   Terex Lifting.....................................  $     24.5    $      18.4   $       6.1
   Terex Earthmoving.................................        17.5            6.6          10.9
   General/Corporate/Eliminations....................        (1.5)          (1.2)         (0.3)
                                                       ------------- ------------- -------------
     Total...........................................  $     40.5    $      23.8   $      16.7
                                                       ============= ============= =============


     Net Sales

Sales increased $162.7 million, or approximately 62%, to $423.3 million for the three months ended March 31, 1999 over the comparable 1998 period. Internally generated growth represented approximately $78 million of this revenue increase while the companies acquired in 1998 contributed approximately $85 million.

Terex Lifting's sales were $241.4 million for the three months ended March 31, 1999, an increase of $58.9 million from $182.5 million for the three months ended March 31, 1998. A significant amount of the increase comes from the U.S., driven by strong performances within our crane and utility aerial device businesses, and increases in Germany and Italy. Additionally, approximately $37 million of the increased sales were at the businesses acquired in 1998. Terex Lifting's backlog was $222.5 million at March 31, 1999, and $224.0 million at March 31, 1998. Backlog does not include any significant parts orders which are normally filled in the period ordered. The sales mix was approximately 9% parts for the three months ended March 31, 1999 compared to approximately 10% parts for the comparable 1998 period reflecting the increase in machine sales.

Terex Earthmoving sales were $180.7 million for the three months ended March 31, 1999, an increase of $104.1 million from $76.6 million for the three months March 31, 1998. The increase in sales is driven by businesses acquired in 1998 (approximately $48 million) and the impact of a significant truck order received from Coal India, a government agency for coal management in India. Backlog was $162.6 million at March 31, 1999 compared to $48.5 million at March 31, 1998. The sales mix was approximately 24% parts for the three months ended March 31, 1999 compared to 30% for the comparable 1998 period reflecting the increase in machine sales.

Net sales for corporate in the three months ended March 31, 1999 and 1998 are service revenues of $1.2 million and $1.5 million, respectively, generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended March 31, 1999 increased $26.1 million, or approximately 58%, to $70.9 million as result of acquisitions and internally generated growth in both the Terex Lifting and Earthmoving businesses.

Terex Lifting's gross profit increased $9.3 million to $39.4 million for the three months ended March 31, 1999, compared to $30.1 million for the three months ended March 31, 1998. The increase in gross profit is driven by the performance of companies acquired in 1998 and internally generated growth. Gross profit as a percentage of sales decreased to 16.3% from 16.5% in 1998 due primarily to sales mix.

Terex Earthmoving's gross profit increased $17.3 million to $31.7 million for the three months ended March 31, 1999, compared to $14.4 million for the three months ended March 31, 1998. The increase in gross profit is due to the performance of companies acquired in 1998 and internally generated growth, primarily the Coal India order. The gross margin percentage decreased to 17.5% from 18.8% in 1998 driven primarily by sales mix and the impact of the Coal India order.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $30.4 million for the three months ended March 31, 1999 from $21.0 million for the three months ended March 31, 1998, principally reflecting the effect of the businesses acquired in 1998. However, as a percentage of sales, selling, general and administrative expenses decreased to 7.2% for the three months ended March 31, 1999 as compared to 8.1% for the three months ended March 31, 1998.

Terex Lifting's selling, general and administrative expenses increased to $14.9 million for the three months ended March 31, 1999 from $11.7 million for the three months ended March 31, 1998. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1998. As a percentage of sales, however, selling, general and administrative expenses for the year decreased to 6.2% compared to 6.4% in 1998. Excluding companies acquired in 1998, selling, general and administrative expenses actually decreased in both dollars and as a percentage of sales when compared to the prior year.

Terex Earthmoving's selling, general and administrative expenses increased to $14.2 million for the three months ended March 31, 1999, from $7.8 million for the comparable period in 1998 principally due to the effect of the businesses acquired in 1998. As a percentage of sales, selling, general and administrative expenses decreased to 7.9% for the three months ended March 31, 1999, from 10.2% for the comparable 1998 period.

     Income from Operations

On a consolidated basis, the Company had operating income of $40.5 million, or 9.6% of sales, for the three months ended March 31, 1999, compared to operating income of $23.8 million, or 9.1% of sales, for the three months ended March 31, 1998, for the reasons mentioned above.

Terex Lifting's income from operations of $24.5 million for the three months ended March 31, 1999 increased by $6.1 million over the three months ended March 31, 1998. The increase is the result of internal growth driven by strong performances within our crane and utility aerial businesses, continuing cost control efforts and the impact of companies acquired in 1998 (approximately $3 million).

Terex Earthmoving's income from operations increased by $10.9 million to $17.5 million for the three months ended March 31, 1999 from $6.6 million for the three months ended March 31, 1998, primarily due to the impact of the Coal India order and the 1998 acquisition of O&K Mining.

     Interest Expense

During the three months ended March 31, 1999, the Company's interest expense increased $4.5 million to $13.3 million from $8.8 million for the comparable 1998 period. This increase was due to higher debt levels in the three months ended March 31, 1999 versus the comparable period in 1998. Although debt levels increased during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, the average interest rate on the debt declined due to the redemption of the Company's 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities in March 1998.

     Extraordinary Items

The Company recorded a charge of $38.3 million in the three months ended March 31, 1998 to recognize a loss on the early extinguishment of debt in connection with the redemption of the Senior Secured Notes and the refinancing of the Company's bank credit facilities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $51.7 million was used by operating activities during the three months ended March 31, 1999. Operating results before depreciation and amortization provided $31.9 million, and approximately $84 million was invested in working capital. The increase in working capital reflects the impact of the Coal India contract and the general increase in business activity. Net cash used in investing activities was $4.3 million during the three months ended March 31, 1999 and primarily represents capital expenditures. Net cash provided by financing activities was $52.4 million during the three months ended March 31, 1999 which represents the net proceeds from the issuance of the 1999 Senior Subordinated Notes, offset by the repayment of principal under the Company's bank credit facility. Cash and cash equivalents totaled $22.0 million at March 31, 1999.

On April 1, 1999, the Company acquired Amida Industries, Inc., a manufacturer of light construction equipment, principally mobile light towers, concrete screeds, motorized front dumpers and directional arrow boards, at its facility in Rock Hill, South Carolina. Since the beginning of 1995, including the acquisition of Amida Industries, Inc., the Company has invested approximately $460 million to strengthen its core businesses through eleven strategic acquisitions. The Company expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. Terex will continue to pursue strategic acquisitions which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.

As discussed in Note B of the notes to the interim condensed consolidated financial statements, on March 9, 1999 the Company issued $100.0 million aggregate principal amount of 8-7/8% Series C Senior Subordinated Notes due 2008. The net proceeds from the offering were used to prepay scheduled principal payments due through March 31, 2000 under the Company's bank credit facility, repay outstanding revolving credit indebtedness and pay the cash portion of the purchase price for the Amida acquisition.

As of March 31, 1999, the Company's balance outstanding under its revolving credit facility totaled $34.8 million, including borrowings of $30.2 million to pay the scheduled principle payments mentioned above, letters of credit issued under its revolving credit facility totaled $55.1 million, and the additional amount the Company could have borrowed under its revolving credit facility was $35.1 million.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, assets sales, including the sale of business units, or any combination thereof.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on the 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes and monthly interest payments on the Company's bank credit facility. Management believes that cash generated from operations, together with the Company's bank credit facility, provides the Company adequate liquidity to meet the Company's operating and debt service requirements.

CONTINGENCIES AND UNCERTAINTIES

     Internal Revenue Service

The Company's federal income tax returns for the years 1987 through 1989 are currently being audited by the Internal Revenue Service (the "IRS"). In December 1994, the Company received an examination report from the IRS proposing a large tax deficiency. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain net operating loss carryovers ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination report. The IRS is currently reviewing information the Company provided to it. The final outcome of this audit is subject to the resolution of complicated legal and factual issues. Given the number and complexity of the legal and administrative proceedings involved, this audit could continue for several more years.

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through March 31, 1999 of approximately $116.2 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 9% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

The Company believes that it is able to provide adequate documentation for a large part of the tax deductions the IRS has disallowed. In addition, the IRS has advised the Company that it is no longer challenging the Company's right to use the NOLs in question. As a result, the Company does not believe that the outcome of the audit will have a material adverse effect on its financial condition or results of operations. However, the Company may lose or have to use some of its NOLs as a result of the audit. In addition, there is also a possibility that the Company will have to pay some amount of tax, penalties and interest to the IRS to resolve this matter. The final outcome of the audit cannot be determined or estimated at this time. Accordingly, the Company does not have any additional reserves for amounts which might be due as a result of the audit because the loss ranges from zero to $56 million plus interest and penalties.

         Year 2000 Issue

         The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1998 is represented by the number "98" in many legacy software applications. Consequently, on January 1, 2000 the year will jump back to "00" for many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. Accordingly, when computing basic lengths of time, computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the Year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely affect the Company's business, financial condition, liquidity or results of operations.

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

         Euro

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are assessing the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transaction and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

         Other

         The Company is subject to a number of contingencies and uncertainties including product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it not possible to estimate the amount within the range that is most likely to occur.

         The Company generates hazardous and nonhazardous wastes in the normal course of its manufacturing operations. As a result, Terex is subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances. Compliance with these laws and regulations has, and will continue require, the Company to make expenditures. The Company does not expect that these expenditures will have a material adverse effect on its business or profitability.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include, British Pound, German Mark, French Franc and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. Such foreign currency contracts have not historically been material in amount.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At March 31, 1999, the Company had approximately $220 million of interest rate swaps fixing interest rates between 6.6% and 8.2%.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

In March 1994, the Securities and Exchange Commission (the "Commission") initiated a private investigation, which included the Company and certain of its present and former officers and affiliates, to determine whether violations of certain aspects of the Federal securities laws had occurred. The inquiry of the Commission has primarily focused on the purchase accounting treatment and reporting matters relating to various transactions which took place in the late 1980s and early 1990s. Without admitting or denying the Commissions's finding or any wrongdoing on the part of Terex or its then officers or directors, on April 20, 1999 Terex consented to the entry of an administrative cease and desist order ("the Order") prohibiting future violations of the provisions of the Federal securities laws, specifically the periodic reporting and the recordkeeping provisions of Sections 13(a) and 13(b)(2)(A) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rules 12b-20, 13a-1 and 13a-13 thereunder, and the proxy provisions of the Exchange Act. The Order does not provide for any monetary or other sanctions against the Company. The resolution of this matter will not impact the Company's financial statements or results of operations, and does not require a restatement of the Company's financial statements.


For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Item 2.       Changes in Securities and Use of Proceeds
Not applicable.

Item 3.       Defaults Upon Senior Securities
Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.       Other Information

Recent Developments

Not applicable.

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled Contingencies and Uncertainties. In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others, the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the success of the integration of acquired businesses; the retention of key management; foreign currency fluctuations; the ability to meet production and delivery schedules; the ability of suppliers to provide components on a timely basis; pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the national and international political climate; continued use of net operating loss carryovers; the outcome of the Internal Revenue Service audit; compliance with environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K

    (a) The  following  exhibits  have been filed as part of this Form 10-Q:

                  Exhibit No.
                      27                Financial data schedule


    (b) Reports on Form 8-K.

     - A report on Form 8-K dated March 1, 1999 was filed on March 1, 1999, announcing the offering of $100 million of 8-7/8% Senior Subordinated Notes Due 2008.

     - A report on form 8-K dated March 9, 1999 was filed on March 10, 1999, announcing the completion of the $100 million offering of 8-7/8% Senior Subordinated Notes Due 2008.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TEREX CORPORATION
                                                   (Registrant)


Date:  May 14, 1999                        /s/ Joseph F. Apuzzo
                                               Joseph F. Apuzzo
                                               Vice President-Corporate Finance
                                               (Principal Financial Officer)


Date:  May 14, 1999                        /s/ Kevin M. O'Reilly
                                               Kevin M. O'Reilly
                                               Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX



                           Exhibit No.

                           Exhibit 27                Financial Data Schedule