Form 10-Q
period 1999-06-30
TEREX CORP
filed 1999-08-12
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                                YES   X       NO
                                    -----         -------

Number of outstanding shares of common stock: 27.5 million as of August 5, 1999.


The Exhibit Index appears on page 33.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


GENERAL


This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $150 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1998 Senior Subordinated Notes") and the Company's $100 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). See
Note  I  to  the  Company's  June  30,  1999  Condensed  Consolidated  Financial
Statements.


                           tate or other jurisdiction of       I.R.S. employer
      Guarantor           incorporation or organization    identification number

 Terex Cranes, Inc.                      Delaware                    06-1513089
 PPM Cranes, Inc.                        Delaware                    39-1611683
 Koehring Cranes, Inc.                   Delaware                    06-1423888
 Terex-Telelect, Inc.                    Delaware                    41-1603748
 Terex-RO Corporation                     Kansas                     44-0565380
 Terex Aerials, Inc.                     Wisconsin                   39-1028686
 Terex Mining Equipment, Inc.            Delaware                    06-1503634
 Payhauler Corp.                         Illinois                    36-3195008
 The American Crane Corporation       North Carolina                 56-1570091
 O & K Orenstein & Koppel, Inc.          Delaware                    58-2084520
 Amida Industries, Inc.               South Carolina                 57-0531390

                                                                        Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

  TEREX CORPORATION
     Condensed Consolidated Statement of Operations --
         Three months and six months
          ended June 30, 1999 and 1998........................................3
     Condensed Consolidated Balance Sheet
          - June 30, 1999 and December 31, 1998...............................4
     Condensed Consolidated Statement of Cash Flows --
         Six months ended June 30, 1999 and 1998..............................5
     Notes to Condensed Consolidated
          Financial Statements -- June 30, 1999...............................6

  PPM CRANES, INC.
     Condensed Consolidated Statement of Operations --
         Three months and six months
          ended June 30, 1999 and 1998.......................................17
     Condensed Consolidated Balance Sheet
          - June 30, 1999 and December 31, 1998..............................18
     Condensed Consolidated Statement of Cash Flows --
         Six months ended June 30, 1999 and 1998.............................19
     Notes to Condensed Consolidated
          Financial Statements -- June 30, 1999..............................20


   Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................22
   Item 3  Quantitative and Qualitative Disclosures
               About Market Risk.............................................29


PART II    OTHER INFORMATION

   Item 1  Legal Proceedings.................................................30
   Item 2  Changes in Securities and Use of Proceeds.........................30
   Item 3  Defaults Upon Senior Securities...................................30
   Item 4  Submission of Matters to a Vote of Security Holders...............30
   Item 5  Other Information.................................................30
   Item 6  Exhibits and Reports on Form 8-K..................................31

SIGNATURES ..................................................................32
EXHIBIT INDEX ...............................................................33

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                 For the Three Months         For the Six Months
                                                                    Ended June 30,              Ended June 30,
                                                              --------------------------- ---------------------------
                                                                  1999          1998          1999          1998
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    448.1    $    333.5    $    871.4    $    594.1
Cost of goods sold............................................     371.4         272.9         723.8         488.7
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................      76.7          60.6         147.6         105.4
Selling, general and administrative expenses..................      29.7          27.4          60.1          48.4
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................      47.0          33.2          87.5          57.0

Other income (expense):
     Interest income..........................................       0.7           0.7           1.2           0.8
     Interest expense.........................................     (15.6)        (12.2)        (28.9)        (21.0)
     Other income (expense) - net.............................      (1.0)         (0.7)         (1.9)         (1.2)
                                                              ------------- ------------- ------------- -------------

Income before income taxes and extraordinary items............      31.1          21.0          57.9          35.6
Provision for income taxes....................................      (0.7)         (0.4)         (1.5)         (0.6)
                                                              ------------- ------------- ------------- -------------

Income before extraordinary items.............................      30.4          20.6          56.4          35.0
Extraordinary loss on retirement of debt......................     ---           ---           ---           (38.3)
                                                              ------------- ------------- ------------- -------------

Net income (loss).............................................$     30.4    $     20.6    $     56.4    $     (3.3)
                                                              ============= ============= ============= =============
                                                              ============= ============= ============= =============



EARNINGS PER SHARE:
    Basic
      Income before extraordinary items.......................$     1.40    $     1.00    $     2.65    $     1.70
      Extraordinary loss on retirement of debt................    ---           ---           ---            (1.86)
                                                                                          -------------
                                                              ============= =============               =============
        Net income (loss).....................................$     1.40    $     1.00    $     2.65    $    (0.16)
                                                              ============= ============= ============= =============
    Diluted
      Income before extraordinary items.......................$     1.30    $     0.92    $     2.45    $     1.57
      Extraordinary loss on retirement of debt................    ---           ---           ---            (1.72)
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$     1.30    $     0.92    $     2.45    $    (0.15)
                                                              ============= ============= ============= =============

Weighted average number of common and common equivalent
     shares outstanding in per share calculation
        Basic.................................................      21.7          20.7          21.3          20.6
        Diluted...............................................      23.4          22.4          23.0          22.3


     The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                         June 30,   December 31,
                                                            1999        1998
                                                         ---------   ----------
ASSETS
Current assets
     Cash and cash equivalents..........................  $   104.7   $   25.1
     Trade receivables (net of allowance of
       $5.1 at June 30, 1999 and
       $5.6 at December 31, 1998).......................      373.4      249.8
     Net inventories....................................      482.3      472.8
     Other current assets...............................       30.0       23.9
                                                          ---------- ----------
         Total current assets...........................      990.4      771.6
Long-term assets
     Property, plant and equipment - net................       97.5       99.5
     Goodwill - net.....................................      270.5      240.9
     Other assets - net.................................       32.0       39.2
                                                          ---------- ----------

Total assets............................................  $ 1,390.4  $ 1,151.2
                                                          ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable and current portion of long-term debt  $    27.9  $    44.7
     Trade accounts payable.............................      275.1      226.9
     Accrued compensation and benefits..................       24.2       24.7
     Accrued warranties and product liability...........       37.4       36.0
     Other current liabilities..........................      105.5       93.1
                                                          ---------- ----------
         Total current liabilities......................      470.1      425.4
Non-current liabilities
     Long-term debt, less current portion...............      639.5      586.6
     Other..............................................       39.3       41.1

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock..................        0.8        0.8
     Equity rights......................................        3.1        3.1
     Common  stock,  $.01  par  value -  authorized
          150.0  shares;  issued  and outstanding
          24.9 and 20.8 at June 30, 1999 and
          December 31, 1998, respectively...............        0.2        0.2
     Additional paid-in capital.........................      293.3      179.0
     Accumulated deficit................................      (24.5)     (80.9)
     Accumulated other comprehensive income.............      (31.4)      (4.1)
                                                          ---------- ----------
         Total stockholders' equity.....................      241.5       98.1
                                                          ---------- ----------

Total liabilities and stockholders' equity..............  $ 1,390.4  $ 1,151.2
                                                          ========== ==========

     The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   ---------------------------
                                                                                        1999         1998
                                                                                   ---------------------------
OPERATING ACTIVITIES
   Net income (loss)..............................................................  $      56.4    $     (3.3)
   Adjustments to reconcile net income to cash used in operating activities:
        Depreciation..............................................................          6.3           5.1
        Amortization..............................................................          5.5           2.9
        Extraordinary loss on retirement of debt..................................        ---            38.3
        Changes  in  operating   assets  and  liabilities  (net  of  effects  of
acquisitions):
          Trade receivables.......................................................       (137.5)        (63.8)
          Net inventories.........................................................        (26.2)        (27.3)
          Trade accounts payable..................................................         53.1          28.0
          Other, net..............................................................          2.8           5.0
                                                                                    -------------- -------------
             Net cash used in operating activities................................        (39.6)        (15.1)
                                                                                    -------------- -------------


INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired................................        (21.3)       (176.1)
   Capital expenditures...........................................................         (8.9)         (6.3)
   Proceeds from sale of excess assets............................................          2.4           1.9
                                                                                    -------------- -------------
             Net cash used in investing activities................................        (27.8)       (180.5)
                                                                                    -------------- -------------


FINANCING ACTIVITIES
   Proceeds from issuance of common stock.........................................        103.6         ---
   Proceeds from issuance of long-term debt, net of issuance costs................         94.9         508.6
   Principal repayments of long-term debt.........................................        (32.1)       (169.8)
   Net incremental borrowings (repayments) under revolving line of credit
    agreements....................................................................        (24.6)        (82.2)
   Payment of premiums on early extinguishment of debt............................        ---           (29.0)
   Other..........................................................................          4.9          (1.8)
                                                                                    -------------- -------------
             Net cash provided by financing activities............................        146.7         225.8
                                                                                    -------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS......................................................          0.3          (1.3)
                                                                                    -------------- -------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS...............................................................         79.6          28.9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................         25.1          28.7
                                                                                    ============== =============

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $     104.7    $     57.6
                                                                                    ============== =============



     The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                      (in millions, unless otherwise noted)

NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 by one year so that it would be effective for fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a significant impact on its financial position or results of operations.


NOTE B - INVENTORIES

Net inventories consist of the following:

                                                June 30,        December 31,
                                                  1999              1998
                                            -----------------  ----------------
Finished equipment.........................  $      129.6      $      148.9
Replacement parts..........................         180.2             150.9
Work-in-process............................          68.3              59.4
Raw materials and supplies.................         104.2             113.6
                                             ----------------  ----------------

Net inventories............................  $      482.3      $      472.8
                                             ================  ================

NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                June 30,        December 31,
                                                  1999              1998
                                            ----------------- -----------------
Property...................................  $        8.6     $        13.6
Plant......................................          48.7              44.6
Equipment..................................          90.9              90.8
                                             ---------------- -----------------
                                                    148.2             149.0
Less:  Accumulated depreciation............         (50.7)            (49.5)
                                             ================ =================
Net property, plant and equipment..........  $       97.5     $        99.5
                                             ================ =================

NOTE D - LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

On March 9, 1999, Company issued and sold $100.0 aggregate principal amount of 8-7/8 % Series C Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). The 1999 Senior Subordinated Notes were issued at a discount with the Company receiving net proceeds of $94.9. The 1999 Senior Subordinated Notes are jointly and severally guaranteed by certain domestic subsidiaries (see Note I). The 1999 Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering were used to repay a portion of the outstanding indebtedness under Terex's credit facilities and for acquisitions.

NOTE E - EARNINGS PER SHARE

                                                                Three Months Ended June 30,
                                                            (in millions, except per share data)
                                                       -------------------------------------------------------------------------
                                                                      1999                                1998
                                                       ------------------------------------ ------------------------------------
                                                                    Per-Share                            Per-Share
                                                         Income       Shares      Amount       Income     Shares       Amount
                                                       ------------ ----------- ----------- -----------  ----------- ----------

           Basic earnings per share
              Income before extraordinary items......  $    30.4        21.7    $     1.40  $    20.6        20.7    $    1.00

           Effect of dilutive securities
              Warrants..............................s      ---           0.1                    ---           0.1
              Stock Options..........................      ---           0.9                    ---           0.8
              Equity Rights..........................      ---           0.7                    ---           0.8

                                                       ------------ -----------               --------  -----------

           Income available to common
             Stockholders - diluted..................  $    30.4        23.4    $     1.30  $    20.6        22.4    $    0.92
                                                       ============ =========== =========== ==========  ============= ===========



                                                                 Six Months Ended June 30,
                                                            (in millions, except per share data)
                                                       -------------------------------------------------------------------------
                                                                      1999                                1998
                                                       ------------------------------------ ------------------------------------
                                                                    Per-Share                            Per-Share
                                                         Income       Shares      Amount       Income     Shares       Amount
                                                       ------------ ----------- ----------- -----------  ----------- ----------

           Basic earnings per share
              Income before extraordinary items......  $    56.4        21.3    $     2.65  $    35.0        20.6    $    1.70

           Effect of dilutive securities
              Warrants..............................s      ---           0.1                    ---           0.2
              Stock Options..........................      ---           0.9                    ---           0.8
              Equity Rights..........................      ---           0.7                    ---           0.7

                                                       ------------ -----------               --------  -----------

           Income available to common
             Stockholders - diluted..................  $    56.4        23.0    $     2.45  $    35.0        22.3    $    1.57

NOTE F - COMPREHENSIVE INCOME

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended June 30, 1999 and June 30, 1998 and the six months ended June 30, 1999 and 1998, total comprehensive income was $16.1 and $17.8, $29.1 and $(14.1), respectively.

NOTE G -- LITIGATION AND CONTINGENCIES

The Company is subject to a number of contingencies and uncertainties including product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, management does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been or will be incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through June 30, 1999 of approximately $120.9 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 10% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

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

NOTE H - BUSINESS SEGMENT INFORMATION
The Company operates in two industry segments: Terex Lifting and Terex Earthmoving. Industry segment information is presented below:


                                                             Three months ended            Six months ended
                                                                 June 30,                     June 30,
                                                        --------------------------- ----------------------------

                                                            1999           1998          1999          1998

                                                       -------------- ------------- -------------  -------------
Sales
  Terex Lifting......................................  $     263.0    $     191.2    $    504.4     $    373.7
  Terex Earthmoving..................................        174.6          140.8         355.3          217.4
  General/Corporate/Eliminations.....................         10.5            1.5          11.7            3.0
                                                       -------------- ------------- -------------  -------------

    Total............................................  $     448.1    $     333.5    $    871.4     $    594.1
                                                       ============== ============= =============  =============


Income (Loss) from Operations
  Terex Lifting......................................  $      28.2    $      21.5    $     52.7     $     39.9
  Terex Earthmoving..................................         19.0           12.0          36.5           18.6
  General/Corporate/Eliminations.....................         (0.2)          (0.3)         (1.7)          (1.5)
                                                       -------------- ------------- -------------  -------------

    Total............................................  $      47.0    $      33.2    $     87.5     $     57.0
                                                       ============== ============= =============  =============

NOTE I -- CONSOLIDATING FINANCIAL STATEMENTS


On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1998 Senior Subordinated Notes"). On March 9, 1999, the Company issued and sold $100.0 aggregate principal amount of the 1999 Senior Subordinated Notes. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Terex Mining Equipment, Inc., Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation and Amida Industries, Inc. The financial results of O & K Orenstein & Koppel, Inc., The American Crane Corporation and Amida Industries, Inc. are included in the results of the Wholly-owned Guarantors since March 31, 1998, July 31, 1998 and April 1, 1999, their respective dates of acquisition. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.


The following subsidiaries of the Company have not provided a guarantee of either the 1998 Senior Subordinated Notes nor the 1999 Senior Subordinated
Notes: Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., PPM S.A., PPM S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM of Australia Pty Ltd., PPM Far East Private Ltd, Terex Aerials Limited, Terex Italia, S.r.l., Sim-Tech Management Limited, Simon-Tomen Engineering Company Limited, O&K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH and Gru Comedil S.p.A. (collectively, the "Non-guarantor Subsidiaries"). The financial results of O & K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH and Gru Comedil S.p.A. are included in the results of the Non-guarantor Subsidiaries since March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998 and December 18, 1998, their respective dates of acquisition.

The following summarized condensed  consolidating  financial information for the
Company  segregates  the  financial   information  of  Terex  Corporation,   the
Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.


Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.


PPM Cranes, Inc. consists of the operations of PPM Cranes, Inc. Its subsidiaries (PPM of Australia Pty Ltd and PPM Far East Private Ltd) are reported on an equity basis.


Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes.


Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ ------------- --------------
Net sales...............................   $    126.3    $    160.5    $    20.2     $    202.4    $    (61.3)   $     448.1
   Cost of goods sold...................        109.1         134.3         17.6          169.7         (59.3)         371.4
                                           ------------- ------------- ------------- ------------ ------------- -------------
Gross profit............................         17.2          26.2          2.6           32.7          (2.0)          76.7
   Selling, general & administrative              6.7           5.8          1.8           15.4         ---             29.7
     expenses
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         10.5          20.4          0.8           17.3          (2.0)          47.0
  Interest income.......................          0.2           0.1        ---              0.4         ---              0.7
  Interest expense......................         (5.0)         (1.8)        (1.0)          (7.8)        ---            (15.6)
  Income (loss) from equity investees...         24.8          (1.6)         0.1           (0.6)        (22.7)         ---
  Other income (expense) - net..........          0.2          (0.3)       ---             (0.9)        ---             (1.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         30.7          16.8         (0.1)           8.4         (24.7)          31.1
  Provision for income taxes............         (0.3)        ---          ---             (0.4)        ---             (0.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items         30.4          16.8         (0.1)           8.0         (24.7)          30.4
Extraordinary loss on retirement of debt        ---           ---          ---            ---           ---            ---
                                           ============= ============= ============= ============= ============= =============
Net income (loss).......................   $     30.4    $     16.8    $    (0.1)    $      8.0    $    (24.7)   $      30.4
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      65.0   $     107.2   $     23.3    $    196.2    $    (58.2)   $     333.5
   Cost of goods sold...................        54.6          87.0         20.7         167.5         (56.9)         272.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        10.4          20.2          2.6          28.7          (1.3)          60.6
   Selling, general & administrative             4.9           5.7          0.9          15.9         ---             27.4
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         5.5          14.5          1.7          12.8          (1.3)          33.2
  Interest income.......................         0.5         ---          ---             0.2         ---              0.7
  Interest expense......................        (5.5)         (1.9)        (1.3)         (3.5)        ---            (12.2)
  Income (loss) from equity investees...        20.6           3.5          0.1         ---           (24.2)         ---
  Other income (expense) - net..........        (0.4)        ---          ---            (0.3)        ---             (0.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        20.7          16.1          0.5           9.2         (25.5)          21.0
  Provision for income taxes............        (0.1)        ---          ---            (0.3)        ---             (0.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        20.6          16.1          0.5           8.9         (25.5)          20.6
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      20.6   $      16.1   $      0.5    $      8.9    $    (25.5)   $      20.6
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     238.6   $     293.5   $     39.2    $    379.8    $    (79.7)   $     871.4
   Cost of goods sold...................       207.8         245.4         34.7         312.4         (76.5)         723.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        30.8          48.1          4.5          67.4          (3.2)         147.6
   Selling, general & administrative            13.3          11.8          2.7          32.3         ---             60.1
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        17.5          36.3          1.8          35.1          (3.2)          87.5
  Interest income.......................         0.4           0.1        ---             0.7         ---              1.2
  Interest expense......................        (7.9)         (3.7)        (2.2)        (15.1)        ---            (28.9)
  Income (loss) from equity investees...        47.1          (0.6)         0.2          (0.6)        (46.1)         ---
  Other income (expense) - net..........       ---            (0.6)        (0.1)         (1.2)        ---             (1.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        57.1          31.5         (0.3)         18.9         (49.3)          57.9
  Provision for income taxes............        (0.7)          0.1        ---            (0.9)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        56.4          31.6         (0.3)         18.0         (49.3)          56.4
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      56.4   $      31.6   $     (0.3)   $     18.0    $    (49.3)   $      56.4
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     107.5   $     220.5   $     48.2    $    309.6    $    (91.7)   $     594.1
   Cost of goods sold...................        90.8         179.4         43.1         264.9         (89.5)         488.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        16.7          41.1          5.1          44.7          (2.2)         105.4
   Selling, general & administrative             9.5          12.7          1.7          24.5         ---             48.4
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         7.2          28.4          3.4          20.2          (2.2)          57.0
  Interest income.......................         0.5         ---          ---             0.3         ---              0.8
  Interest expense......................        (7.6)         (4.1)        (2.9)         (6.4)        ---            (21.0)
  Income (loss) from equity investees...         6.0           6.9         (0.2)        ---           (12.7)         ---
  Other income (expense) - net..........        (0.8)        ---           (0.1)         (0.3)        ---             (1.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         5.3          31.2          0.2          13.8         (14.9)          35.6
  Provision for income taxes............        (0.1)        ---          ---            (0.5)        ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items         5.2          31.2          0.2          13.3         (14.9)          35.0
Extraordinary loss on retirement of debt        (8.5)         (5.0)       (10.4)        (14.4)        ---            (38.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      (3.3)  $      26.2   $    (10.2)   $     (1.1)   $    (14.9)   $      (3.3)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1999
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          ------------- -------------- ------------- ------------ ------------- --------------
Assets
   Current assets
     Cash and cash equivalents..........   $     88.1    $      1.4    $     0.1     $      15.1   $    ---      $     104.7
     Trade receivables - net............         72.1         105.4         21.0           174.9        ---            373.4
     Intercompany receivables...........          6.6          21.9         18.1            42.1        (88.7)         ---
     Net inventories....................        135.8         104.7         19.3           228.8         (6.3)         482.3
     Other current assets...............          4.6           2.9        ---              22.5        ---             30.0
                                           ------------- ------------- ------------- ------------ ------------- -------------
       Total current assets.............        307.2         236.3         58.5           483.4        (95.0)         990.4
   Long-term assets
     Property, plant & equipment - net..         11.2          28.6          0.2            57.5        ---             97.5
     Investment in and advances
       to (from) subsidiaries...........        181.6        (139.7)       (22.7)          (59.9)        40.7          ---
     Goodwill - net.....................         40.9         103.0         12.5           114.1        ---            270.5
     Other assets - net.................          6.0          12.7          1.1            12.2        ---             32.0
                                           ------------- ------------- ------------- ------------ ------------- -------------

Total assets............................   $    546.9    $    240.9    $    49.6     $     607.3   $    (54.3)   $   1,390.4
                                           ============= ============= ============= ============ ============= =============

Liabilities and Stockholders' Equity
   (Deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      5.3    $      3.3    $     0.8     $      18.5   $    ---      $      27.9
     Trade accounts payable.............         49.8          59.9         10.0           155.4        ---            275.1
     Intercompany payables..............         22.5          20.5          2.5            43.2        (88.7)         ---
     Accruals    and    other     current        58.1          16.2          8.2            84.6        ---            167.1
       liabilities......................
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        135.7          99.9         21.5           301.7        (88.7)         470.1
   Non-current liabilities
     Long-term debt less current portion        156.1         100.1         59.6           323.7        ---            639.5
     Other long-term liabilities........         13.6          10.3          0.6            14.8        ---             39.3
   Stockholders' equity (deficit).......        241.5          30.6        (32.1)          (32.9)        34.4          241.5
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    546.9    $    240.9    $    49.6     $     607.3   $    (54.3)   $   1,390.4
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998
(in millions)


                                                           Wholly-                      Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc. Subsidiaries  Eliminations   Consolidated
                                          ------------- ------------- ------------- ------------- -------------- -------------
Assets
   Current assets
     Cash and cash equivalents..........   $      9.3    $      0.5    $     0.1     $     15.2    $    ---      $      25.1
     Trade receivables - net............         19.7          51.9         18.0          160.2         ---            249.8
     Intercompany receivables...........          7.0          16.9         12.8           96.5        (133.2)         ---
     Inventories - net..................        113.9         101.1         30.0          235.2          (7.4)         472.8
     Other current assets...............          4.8           4.1          0.1           14.9         ---             23.9
                                           ------------- ------------- ------------- ------------ ------------- -------------
       Total current assets.............        154.7         174.5         61.0          522.0        (140.6)         771.6
   Property, plant & equipment - net....         10.8          28.4        ---             60.3         ---             99.5
   Investment    in   and   advances   to
     (from)   subsidiaries..............         75.2         (92.7)        (1.4)         (49.0)         67.9          ---
   Goodwill - net.......................         30.3          80.4         13.7          116.5         ---            240.9
   Other assets - net...................          9.9          12.7          1.3           15.3         ---             39.2
                                           ------------- ------------- ------------- ------------ ------------- -------------

Total assets............................   $    280.9    $    203.3    $    74.6     $    665.1    $    (72.7)   $   1,151.2
                                           ============= ============= ============= ============ ============= =============

Liabilities   and    Stockholders' Equity
   (Deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $     13.5    $      3.4    $     0.8     $     27.0    $    ---      $      44.7
     Trade accounts payable.............         29.4          53.7          8.4          135.4         ---            226.9
     Intercompany payables..............         13.1          15.2         26.5           78.4        (133.2)         ---
     Accruals    and    other     current        44.8          22.6          9.3           77.1         ---            153.8
       liabilities......................
                                           ------------- ------------- ------------- ------------ ------------- -------------
       Total current liabilities........        100.8          94.9         45.0          317.9        (133.2)         425.4
         Non-current liabilities
       Long-term    debt   less   current        69.9         100.1         60.8          355.8         ---            586.6
       portion..........................
       Other long-term liabilities......         12.1           9.3          0.6           19.1         ---             41.1
   Stockholders' equity (deficit).......         98.1          (1.0)       (31.8)         (27.7)         60.5           98.1
                                           ------------- ------------- ------------- ------------ ------------- -------------

Total   liabilities   and   stockholders'
   equity (deficit).....................   $    280.9    $    203.3    $    74.6     $    665.1    $    (72.7)   $   1,151.2
                                           ============= ============= ============= ============ ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        Guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -----------------------------
Net cash provided by (used in)
   operating activities.................   $    (78.5)   $     (0.5)   $     0.2     $     39.2    $    ---      $     (39.6)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................        (21.3)        ---          ---            ---           ---            (21.3)
   Capital expenditures.................         (2.3)         (0.9)        (0.2)          (5.5)        ---             (8.9)
   Proceeds from sale of excess assets..          0.1           2.0        ---              0.3         ---              2.4
                                           ------------- ------------- ------------- ------------ ------------- -------------
    Net cash provided by (used in)
      investing activities..............        (23.5)          1.1         (0.2)          (5.2)        ---            (27.8)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of common stock       103.6         ---          ---            ---           ---            103.6
   Proceeds from issuance of long-term
      debt, net of issuance costs.......         94.9         ---          ---            ---           ---             94.9
   Principal repayments of long-term debt       (17.7)         (0.2)       ---            (14.2)        ---            (32.1)
   Net incremental borrowings
     (repayments)          under
     revolving line of credit agreements        ---           ---          ---            (24.6)        ---            (24.6)
   Payment of premiums on early
     extinguishment of debt.............        ---           ---          ---            ---           ---            ---
   Other................................        ---             0.5        ---              4.4         ---              4.9
                                           ------------- ------------- ------------- ------------ ------------- -------------
     Net cash provided by (used in)
       financing activities.............        180.8           0.3        ---            (34.4)        ---            146.7
                                           ------------- ------------- ------------- ------------ ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              0.3         ---              0.3
                                           ------------- ------------- ------------- ------------ ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         78.8           0.9        ---             (0.1)        ---             79.6
Cash and cash equivalents, beginning of
   period...............................          9.3           0.5          0.1           15.2         ---             25.1
                                           ============= ============= ============= ============ ============= =============
Cash and cash equivalents,
   end of period........................   $     88.1    $      1.4    $     0.1     $     15.1    $    ---      $     104.7
                                           ============= ============= ============= ============ ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $      15.6   $       2.6   $     (2.0)   $    (31.3)   $    ---      $     (15.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................      (176.1)        ---          ---           ---           ---           (176.1)
   Capital expenditures.................        (0.5)         (2.5)        (0.1)         (3.2)        ---             (6.3)
   Proceeds from sale of excess assets..       ---             1.9        ---           ---           ---              1.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............      (176.6)         (0.6)        (0.1)         (3.2)        ---           (180.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of common stock      ---           ---          ---           ---           ---            ---
   Proceeds from issuance of long-term
      debt, net of issuance costs.......       254.4          85.8         58.6         109.8         ---            508.6
   Principal repayments of long-term debt      (38.3)        (20.1)       (47.9)        (63.5)        ---           (169.8)
   Net incremental borrowings
     (repayments)          under
     revolving line of credit agreements       (17.6)        (64.1)       ---            (0.5)        ---            (82.2)
   Payment of premiums on early
     extinguishment of debt.............        (6.0)         (3.7)        (8.6)        (10.7)        ---            (29.0)
   Other................................       ---           ---          ---            (1.8)        ---             (1.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       192.5          (2.1)         2.1          33.3         ---            225.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        (0.4)          0.5        ---            (1.4)        ---             (1.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        31.1           0.4        ---            (2.6)        ---             28.9
Cash and cash equivalents, beginning of
   period...............................         5.6           0.1        ---            23.0         ---             28.7
                                         ============= ============= ============= ============= ============= =============
Cash and cash equivalents,
   end of period........................ $      36.7   $       0.5   $    ---      $     20.4    $    ---      $      57.6
                                         ============= ============= ============= ============= ============= =============

NOTE J - SUBSEQUENT EVENTS

The Company announced on June 15, 1999 an offer to acquire all of the issued and to be issued share capital of Powerscreen International plc ("Powerscreen"). Powerscreen, headquartered in Dungannon, Northern Ireland, is a manufacturer and marketer of screening and crushing equipment for the quarrying, construction and demolition industries. The purchase price of GBP 181 (approximately $294) will be financed with a $325 loan under a bank credit facility maturing March 2006. This loan currently bears interest, at the Company's option, at a rate of 3.00% per annum in excess of the adjusted Eurodollar rate or 2.00% in excess of the prime rate. As of August 6, 1999, Terex owned over 80% of Powerscreen's issued share capital and had taken management and operational control of Powerscreen.

On July 20, 1999, the Company announced that it has signed a definitive agreement to acquire Cedarapids, Inc. ("Cedarapids") for $170. Cedarapids, headquartered in Cedar Rapids, Iowa, is a manufacturer of mobile crushing and screening equipment, asphalt pavers and asphalt material mixing plants. The acquisition is expected to be financed through cash on hand and approximately $100-125 in additional debt under a bank credit facility.

On July 28, 1999, the Company issued 2 million shares of common stock. The shares were sold in a transaction initiated by Wellington Management Company, LLP on behalf of one of its funds. The net proceeds to the Company totaled $59.1.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                     For the Three Months Ended      For the Six Months
                                                              June 30,                 Ended June 30,
                                                     --------------------------- ----------------------------
                                                         1999          1998          1999          1998
                                                     ------------- ------------- ------------- --------------

Net sales............................................$     22.3    $     24.4    $     43.3    $     53.3
Cost of goods sold...................................      19.3          21.4          38.1          47.1

                                                     ------------- ------------- ------------- --------------

     Gross profit....................................       3.0           3.0           5.2           6.2

Engineering, selling and administrative expenses.....       2.1           1.2           3.2           2.3
                                                     ------------- ------------- ------------- --------------

     Income from operations..........................       0.9           1.8           2.0           3.9

Other income (expense):
     Interest expense................................      (1.0)         (1.2)         (2.2)         (3.0)
     Amortization of debt issuance costs.............     ---            (0.1)         (0.1)         (0.2)
                                                     ------------- ------------- ------------- --------------

Income (loss) before income taxes and extraordinary
  items..............................................      (0.1)          0.5          (0.3)          0.7
Provision for income taxes...........................     ---           ---           ---           ---
                                                     ------------- ------------- ------------- --------------

Income (loss) before extraordinary items.............      (0.1)          0.5          (0.3)          0.7
Extraordinary loss on retirement of debt.............     ---           ---           ---           (10.9)

                                                     ------------- ------------- ------------- --------------

Net income (loss)....................................$     (0.1)   $      0.5    $     (0.3)   $    (10.2)
                                                     ============= ============= ============= ==============

     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                           June 30,        December 31,
                                                                             1999              1998
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.3    $         0.2
   Trade accounts receivables (net of allowance of $0.6 at June 30,
     1999 and $0.8 at December 31, 1998)...............................           22.3             19.3
   Net inventories.....................................................           23.0             30.4
   Due from affiliates.................................................           18.5             15.1
   Prepaid expenses and other current assets...........................            0.1              0.1
                                                                         ---------------- -----------------

     Total current assets..............................................           64.2             65.1

   Property, plant and equipment - net.................................            0.2            ---
   Goodwill - net......................................................           13.8             14.4
   Other assets - net..................................................            1.1              1.3

                                                                         ---------------- -----------------

Total assets...........................................................  $        79.3    $        80.8
                                                                         ================ =================



LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $        10.1    $        10.6
   Accrued warranties and product liability............................            7.0              8.0
   Accrued expenses....................................................            1.3              1.8
   Due to affiliates...................................................            5.2             26.4
   Due to Terex Corporation............................................           22.4              0.3
   Current portion of long-term debt...................................            1.1              0.8

                                                                         ---------------- -----------------
     Total current liabilities.........................................           47.1             47.9
                                                                         ---------------- -----------------

Non-current liabilities:
   Long-term debt, less current portion................................           63.3             63.9
   Other non-current liabilities.......................................            0.9              0.8
                                                                         ---------------- -----------------
     Total non-current liabilities.....................................           64.2             64.7
                                                                         ---------------- -----------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (32.0)           (31.7)
   Foreign currency translation adjustment.............................          ---               (0.1)
                                                                         ---------------- -----------------
     Total shareholders' deficit.......................................          (32.0)           (31.8)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        79.3    $        80.8
                                                                         ================ =================



     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                 --------------------------
                                                                                     1999         1998
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (0.3)   $    (10.2)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................        0.7           1.0
       Extraordinary loss on retirement of debt.................................      ---            10.9
       Other....................................................................      ---             0.2
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................       (3.0)         (1.7)
         Net inventories........................................................        7.4           1.0
         Trade accounts payable.................................................       (0.5)          1.6
         Net amounts due to affiliates..........................................       (2.5)         (0.9)
         Other, net.............................................................       (0.9)         (0.9)
                                                                                 ------------- --------------
           Net cash provided by operating activities............................        0.9           1.0
                                                                                 ------------- --------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................       (0.2)         (0.1)
                                                                                 ------------- --------------
                                                                                 ------------- --------------
     Net cash used in investing activities......................................       (0.2)         (0.1)
                                                                                 ------------- --------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs..............      ---            60.0
   Net repayments under revolving line of credit agreements.....................      ---            (0.2)
   Principal repayments of long-term debt.......................................       (0.6)        (50.8)
   Payment of premiums on early extinguishment of debt..........................      ---            (8.6)
   Other........................................................................      ---            (1.5)
                                                                                 ------------- --------------
     Net cash used in financing activities......................................       (0.6)         (1.1)
                                                                                 ------------- --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---             0.4
                                                                                 ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................        0.1           0.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.2           0.2
                                                                                 ------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.3    $      0.4
                                                                                 ============= ==============

     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

                      (in millions unless otherwise noted)


NOTE 1 -- Description of the Business and Basis of Presentation

PPM Cranes, Inc. (sometimes referred to as Terex Cranes - Conway Operations) (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic cranes and related spare parts.

On May 9, 1995 (the "date of acquisition"), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., a Delaware corporation, completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware corporation, which then owned 92.4% of the capital stock of PPM.

The condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE 2 -- Inventories

Net inventories consist of the following:

                                               June 30,       December 31,
                                                 1999             1998
                                           ----------------- ----------------
Finished equipment........................  $         5.2    $         9.3
Replacement parts.........................            7.7              9.1
Work-in-process...........................            1.9              1.6
Raw materials and supplies................            8.2             10.4
                                            ================ =================
                                            $        23.0    $        30.4
                                            ================ =================


note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                               June 30,        December 31,
                                                 1999              1998
                                           ----------------- -----------------
Property, plant and equipment.............  $         0.4    $         0.2
Less:  Accumulated depreciation...........           (0.2)            (0.2)
                                            ================ =================
Net property, plant and equipment.........  $         0.2    $       ---
                                            ================ =================

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

Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended June 30, 1999 and 1998.

                               Three Months Ended
                                                              June 30,             Increase
                                                     ---------------------------
                                                         1999          1998       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Lifting.....................................$    263.0    $    191.2    $      71.8
   Terex Earthmoving.................................     174.6         140.8           33.8
   General/Corporate/Eliminations....................      10.5           1.5            9.0
                                                     ============= ============= ==============
     Total...........................................$    448.1    $    333.5    $     114.6
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Lifting.....................................$     41.8    $     32.5    $       9.3
   Terex Earthmoving.................................      32.7          27.8            4.9
   General/Corporate/Eliminations....................       2.2           0.3            1.9
                                                     ============= ============= ==============
     Total...........................................$     76.7    $     60.6    $      16.1
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................$     13.6    $     11.0    $       2.6
   Terex Earthmoving.................................      13.7          15.8           (2.1)
   General/Corporate/Eliminations....................       2.4           0.6            1.8
                                                     ============= ============= ==============
     Total...........................................$     29.7    $     27.4    $       2.3
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Lifting.....................................$     28.2    $     21.5    $       6.7
   Terex Earthmoving.................................      19.0          12.0            7.0
   General/Corporate/Eliminations....................      (0.2)         (0.3)           0.1
                                                     ============= ============= ==============
     Total...........................................$     47.0    $     33.2    $      13.8
                                                     ============= ============= ==============



     Net Sales


Sales increased $114.6 million, or approximately 34%, to $448.1 million for the three months ended June 30, 1999 over the comparable 1998 period. Internally generated growth represented approximately $65 million of this revenue increase while the businesses acquired by the Company in 1998 contributed approximately $50 million.


Terex Lifting's sales were $263.0 million for the three months ended June 30, 1999, an increase of $71.8 million or 38% from $191.2 million for the three months ended June 30, 1998. The increase in sales was driven by the impact of businesses acquired in 1998 (approximately $40 million) and continued strong performances within our crane, European aerial and utility aerial device businesses. Terex Lifting's backlog was $189.6 million at June 30, 1999 and $192.9 million at June 30, 1998. Backlog does not include any significant parts orders which are normally filled in the period ordered. The sales mix was approximately 9% parts for the three months ended June 30, 1999 compared to approximately 10% parts for the comparable 1998 period, reflecting an increase in machine sales.

Terex Earthmoving sales were $174.6 million for the three months ended June 30, 1999, an increase of $33.8 million or 24% from $140.8 million for the three months ended June 30, 1998. The increase in sales was driven by the continuing impact of the 160 rigid off-highway haul truck order received from Coal India, a government agency for coal management in India, and improvements in the Terex truck business. This increase in sales was somewhat offset by a soft hydraulic shovel business. Backlog was $165.6 million at June 30, 1999 compared to $61.0 million at June 30, 1998. The sales mix was approximately 26% parts for the three months ended June 30, 1999 compared to 30% for the comparable 1998 period, reflecting an increase in machine sales from the Coal India order.


Net sales for General/Corporate in the three months ended June 30, 1999 represent sales from Amida Industries, Inc. ("Amida") of $9.3 million and service revenues generated by Terex's parts distribution center for services provided to a third party of $1.2 million. Amida was acquired by Terex on April 1, 1999 and produces light construction equipment consisting of light towers, concrete products and traffic safety devices. In the comparable 1998 period, service revenues generated by Terex's parts distribution center were $1.5 million.

     Gross Profit

Gross profit for the three months ended June 30, 1999 increased $16.1 million, or approximately 27%, to $76.7 million as a result of acquisitions and internally generated growth in both the Terex Lifting and Terex Earthmoving businesses.

Terex Lifting's gross profit increased $9.3 million to $41.8 million for the three months ended June 30, 1999, compared to $32.5 million for the three months ended June 30, 1998. The increase in gross profit was driven by the performance of businesses acquired in 1998 and internally generated growth. Gross profit as a percentage of sales decreased to 15.9% from 17.0% in 1998 due primarily to sales mix and the impact of Terex's North American aerial business, which reported a deterioration in gross profit margins during the quarter.


Terex Earthmoving's gross profit increased $4.9 million to $32.7 million for the three months ended June 30, 1999, compared to $27.8 million for the three months ended June 30, 1998. The increase in gross profit was due to internally generated growth, primarily the Coal India order. The gross margin percentage decreased to 18.7% from 19.7% in 1998 driven primarily by sales mix, as machine sales carry a lower gross margin than part sales.


     Selling, General and Administrative Expenses


Selling, general and administrative expenses increased to $29.7 million for the three months ended June 30, 1999 from $27.4 million for the three months ended June 30, 1998, principally reflecting the effect of the businesses acquired in 1998. However, as a percentage of sales, selling, general and administrative expenses decreased to 6.6% for the three months ended June 30, 1999 as compared to 8.2% for the three months ended June 30, 1998.


Terex Lifting's selling, general and administrative expenses increased to $13.6 million for the three months ended June 30, 1999 from $11.0 million for the three months ended June 30, 1998. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1998. As a percentage of sales, however, selling, general and administrative expenses for the period decreased to 5.2% compared to 5.8% in 1998. Excluding businesses acquired in 1998, selling, general and administrative expenses actually decreased in both dollars and as a percentage of sales when compared to the comparable period of the prior year.

Terex Earthmoving's selling, general and administrative expenses decreased to $13.7 million for the three months ended June 30, 1999 from $15.8 million for the comparable period in 1998, principally due to the effect of cost containment in businesses acquired in 1998. As a percentage of sales, selling, general and administrative expenses decreased to 7.8% for the three months ended June 30, 1999 from 11.2% for the comparable 1998 period.

     Income from Operations

On a consolidated basis, the Company had operating income of $47.0 million, or 10.5% of sales, for the three months ended June 30, 1999, compared to operating income of $33.2 million, or 10.0% of sales, for the three months ended June 30, 1998, for the reasons mentioned above.

Terex Lifting's income from operations of $28.2 million for the three months ended June 30, 1999 increased by $6.7 million over the three months ended June 30, 1998. The increase was the result of internal growth driven by strong performances within our crane and utility aerial businesses, continuing cost control efforts and the impact of businesses acquired in 1998 (approximately $5 million).

Terex Earthmoving's income from operations of $19.0 million for the three months ended June 30, 1999 increased by $7.0 million over the three months ended June 30, 1998. The increase was related to the continuing impact of the Coal India order and continued improvements in our manufacturing and selling, general and administrative costs.

     Interest Expense


During the three months ended June 30, 1999, the Company's interest expense increased $3.4 million to $15.6 million from $12.2 million for the comparable 1998 period. This increase was due to higher debt levels in the three months ended June 30, 1999 versus the comparable period in 1998.


Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the six months ended June 30, 1999 and 1998.

                                                        Six Months Ended
                                                              June 30,             Increase
                                                     ---------------------------
                                                         1999          1998       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Lifting.....................................$    504.4    $    373.7    $     130.7
   Terex Earthmoving.................................     355.3         217.4          137.9
   General/Corporate/Eliminations....................      11.7           3.0            8.7
                                                     ============= ============= ==============
     Total...........................................$    871.4    $    594.1    $     277.3
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Lifting.....................................$     81.2    $     62.6    $      18.6
   Terex Earthmoving.................................      64.4          42.2           22.2
   General/Corporate/Eliminations....................       2.0           0.6            1.4
                                                     ============= ============= ==============
     Total...........................................$    147.6    $    105.4    $      42.2
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................$     28.5    $     22.7    $       5.8
   Terex Earthmoving.................................      27.9          23.6            4.3
   General/Corporate/Eliminations....................       3.7           2.1            1.6
                                                     ============= ============= ==============
     Total...........................................$     60.1    $     48.4    $      11.7
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Lifting.....................................$     52.7    $     39.9    $      12.8
   Terex Earthmoving.................................      36.5          18.6           17.9
   General/Corporate/Eliminations....................      (1.7)         (1.5)          (0.2)
                                                     ============= ============= ==============
     Total...........................................$     87.5    $     57.0    $      30.5
                                                     ============= ============= ==============



     Net Sales

Sales increased $277.3 million, or approximately 47%, to $871.4 million for the six months ended June 30, 1999 over the comparable 1998 period. Internally generated growth represented approximately $143 million of this revenue increase while the businesses acquired by the Company in 1998 contributed approximately $134 million.

Terex Lifting's sales were $504.4 million for the six months ended June 30, 1999, an increase of $130.7 million or 35% from $373.7 million for the six months ended June 30, 1998. The increase in sales was driven by the impact of businesses acquired in 1998 (approximately $76 million), and continued strong performances within our crane, European aerial, and utility aerial device businesses. The sales mix was approximately 9% parts for the six months ended June 30, 1999 compared to approximately 10% parts for the comparable 1998 period, reflecting an increase in machine sales.

Terex Earthmoving sales were $355.3 million for the six months ended June 30, 1999, an increase of $137.9 million or 63% from $217.4 million for the six ended months June 30, 1998. The increase in sales was driven by the impact of the Coal India order, improvements in the Terex truck business, and the businesses acquired in 1998 (approximately $49 million). The sales mix was approximately 25% parts for the six months ended June 30, 1999 compared to 30% for the comparable 1998 period, reflecting the impact of a significant increase in machine sales.

Net sales for General/Corporate in the six months ended June 30, 1999 represent sales from Amida, acquired by Terex on April 1, 1999, of $9.3 million and service revenues generated by Terex's parts distribution center for services provided to a third party of $2.4 million. In the comparable 1998 period, service revenues generated by Terex's parts distribution center were $3.0 million.

     Gross Profit

Gross profit for the six months ended June 30, 1999 increased $42.2 million, or approximately 40%, to $147.6 million as a result of acquisitions and internally generated growth in both the Terex Lifting and Terex Earthmoving businesses.

Terex Lifting's gross profit increased $18.6 million to $81.2 million for the six months ended June 30, 1999, compared to $62.6 million for the six months ended June 30, 1998. The increase in gross profit was driven by the performance of businesses acquired in 1998 and internally generated growth. Gross profit as a percentage of sales decreased to 16.1% from 16.8% in 1998 due primarily to sales mix and the impact of Terex's North American aerial business, which reported a deterioration in gross profit percent during the period.

Terex Earthmoving's gross profit increased $22.2 million to $64.4 million for the six months ended June 30, 1999, compared to $42.2 million for the six months ended June 30, 1998. The increase in gross profit was due to the performance of businesses acquired in 1998 and internally generated growth, primarily the Coal India order. The gross margin percentage decreased to 18.1% from 19.4% in 1998 driven primarily by a new pricing campaign within the Terex truck product line implemented in late 1998.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $60.1 million for the six months ended June 30, 1999 from $48.4 million for the six months ended June 30, 1998, principally reflecting the effect of the businesses acquired in 1998. However, as a percentage of sales, selling, general and administrative expenses decreased to 6.9% for the six months ended June 30, 1999 as compared to 8.1% for the six months ended June 30, 1998.

Terex Lifting's selling, general and administrative expenses increased to $28.5 million for the six months ended June 30, 1999 from $22.7 million for the six months ended June 30, 1998. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1998. As a percentage of sales, however, selling, general and administrative expenses for the period decreased to 5.7% compared to 6.1% in 1998. Excluding businesses acquired in 1998, selling, general and administrative expenses actually decreased in both dollars and as a percentage of sales when compared to the comparable period of the prior year.

Terex Earthmoving's selling, general and administrative expenses increased to $27.9 million for the six months ended June 30, 1999 from $23.6 million for the comparable period in 1998. This increase was principally due to business acquired in 1998. As a percentage of sales, selling, general and administrative expenses decreased to 7.9% for the six months ended June 30, 1999 from 10.9% for the comparable 1998 period. Excluding businesses acquired in 1998, selling, general and administrative expenses actually decreased in both dollars and as a percentage of sales when compared to the comparable 1998 period.

     Income from Operations

On a consolidated basis, the Company had operating income of $87.5 million, or 10.0% of sales, for the six months ended June 30, 1999, compared to operating income of $57.0 million, or 9.6% of sales, for the six months ended June 30, 1998, for the reasons mentioned above.

Terex Lifting's income from operations of $52.7 million for the six months ended June 30, 1999 increased by $12.8 million over the six months ended June 30, 1998. The increase was the result of internal growth driven by strong performances within our crane and utility aerial businesses, continuing cost control efforts and the impact of businesses acquired in 1998 (approximately $7 million).

Terex Earthmoving's income from operations of $36.5 million for the six months ended June 30, 1999 increased by $17.9 million over the six months ended June 30, 1998, primarily due to the impact of the Coal India order, businesses acquired in 1998 (approximately $5 million), and continuing cost control efforts.

     Interest Expense

During the six months ended June 30, 1999, the Company's interest expense increased $7.9 million to $28.9 million from $21.0 million for the comparable 1998 period. This increase was due to higher debt levels in the six months ended June 30, 1999 versus the comparable period in 1998.

     Extraordinary Items


The Company recorded a charge of $38.3 million in the six months ended June 30, 1998 to recognize a loss on the early extinguishment of debt in connection with the redemption of certain senior secured notes and the refinancing of the Company's bank credit facilities.



LIQUIDITY AND CAPITAL RESOURCES

Net cash of $39.6 million was used by operating activities during the six months ended June 30, 1999. Operating results before depreciation and amortization provided $68.2 million, and approximately $108 million was invested in working capital. The increase in working capital reflects the impact of the Coal India contract and the general increase in business activity. Net cash used in investing activities was $27.8 million during the six months ended June 30, 1999 and primarily represents the acquisition of Amida on April 1, 1999 referred to below. Net cash provided by financing activities of $146.7 million during the six months ended June 30, 1999 represents the net proceeds from the issuance of
3.5 million shares of common stock ($103.6 million) and the 1999 Senior Subordinated Notes ($94.9 million), offset by the Company's repayment of principal under a bank credit facility. Cash and cash equivalents totaled $104.7 million at June 30, 1999.


On April 1, 1999, the Company acquired Amida, a manufacturer of light construction equipment, principally mobile light towers, concrete screeds, motorized front dumpers and directional arrow boards, at its facility in Rock Hill, South Carolina. Since the beginning of 1995, including the acquisition of Amida, the Company has invested approximately $460 million to strengthen its core businesses through eleven strategic acquisitions. The Company expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. Terex will continue to pursue strategic acquisitions which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.


In keeping with the Company's acquisition strategy, the Company announced on June 15, 1999 an offer to acquire all of the issued and to be issued share capital of Powerscreen International plc ("Powerscreen"). Powerscreen, headquartered in Dungannon, Northern Ireland, is a manufacturer and marketer of screening and crushing equipment for the quarrying, construction and demolition industries. The purchase price of GBP 181 million (approximately $294 million) will be financed with a $325 million loan under a bank credit facility maturing March 2006. This loan currently bears interest, at the Company's option, at a rate of 3.00% per annum in excess of the adjusted Eurodollar rate or 2.00% in excess of the prime rate. As of August 6, 1999, Terex owned over 80% of Powerscreen's issued share capital and had taken management and operational control of Powerscreen.

On July 20, 1999, the Company announced that it has signed a definitive agreement to acquire Cedarapids, Inc. ("Cedarapids") for $170 million. Cedarapids, headquartered in Cedar Rapids, Iowa, is a manufacturer of mobile crushing and screening equipment, asphalt pavers and asphalt material mixing plants. The acquisition is expected to be financed through cash on hand and approximately $100-125 million in additional debt under a bank credit facility.

On July 28, 1999, the Company issued an additional 2 million shares of common stock. The shares were sold in a transaction initiated by Wellington Management Company, LLP on behalf of one of its funds. The net proceeds to the Company totaled approximately $59 million.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including the sale of business units, or any combination thereof.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on the 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes and monthly interest payments on the Company's bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities, provides the Company adequate liquidity to meet the Company's operating and debt service requirements.


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

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through June 30, 1999 of approximately $120.9 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 10% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

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


         The Company has conducted a company-wide assessment of its computer systems, products and operations infrastructure to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company believes that it has identified those business-critical computer systems which are not presently Y2K compliant, and has instituted a plan to replace, upgrade or modify these systems by the end of 1999. However, the Company acquired eight new companies during 1999 and 1998, all but three of which are located in Europe. The business-critical systems of certain of the newly acquired companies, including O&K Mining GmbH, were not Y2K compliant at the time of acquisition. The Company has instituted a plan to replace, upgrade or modify the systems at these acquired companies and expects to be completed by the end of 1999; however, no assurance can be given that the replacement, upgrade or modification of the systems at these companies will be timely completed. The total cost associated with required modifications to become Y2K compliant is not expected to exceed $5 million, and a significant portion of these costs were planned upgrades to the current financial and operating systems.

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

         The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition, and as such, has not yet established a contingency plan to handle the most reasonably likely worst case scenario. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem, in particular, about the Y2K compliance and readiness of its material suppliers and customers. The Company believes that, with the implementation of new business systems and completion of its Y2K project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         Euro

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are assessing the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transaction and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

         Other

         The Company is subject to a number of contingencies and uncertainties, including product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it not possible to estimate the amount within the range that is most likely to occur.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets, which include the British Pound, German Mark, French Franc and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 1999, the Company had foreign currency contracts which were hedges of firm commitments totaling approximately $300 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $3.9 million at June 30, 1999.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and the London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At June 30, 1999, the Company had approximately $180 million of interest rate swaps fixing interest rates between 6.1% and 8.2%. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $1.6 million at June 30, 1999.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

As reported in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, in March 1994, the Securities and Exchange Commission (the "Commission") initiated a private investigation, which included the Company and certain of its present and former officers and affiliates, to determine whether violations of certain aspects of the Federal securities laws had occurred. The inquiry of the Commission has primarily focused on the purchase accounting treatment and reporting matters relating to various transactions which took place in the late 1980s and early 1990s. Without admitting or denying the
Commission's findings or any wrongdoing on the part of Terex or its then officers or directors, on April 20, 1999, Terex consented to the entry of an administrative cease and desist order ("the Order") prohibiting future violations of the provisions of the Federal securities laws, specifically the periodic reporting and the recordkeeping provisions of Sections 13(a) and 13(b)(2)(A) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rules 12b-20, 13a-1 and 13a-13 thereunder, and the proxy provisions of the Exchange Act. The Order does not provide for any monetary or other sanctions against the Company. The resolution of this matter will not impact the Company's financial statements or results of operations, and does not require a restatement of the Company's financial statements.

For information concerning other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Item 2.       Changes in Securities and Use of Proceeds
Not applicable.

Item 3.       Defaults Upon Senior Securities
Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 12, 1999, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 29, 1999 voted to approve each of the three proposals included in the Company's proxy statement as follows:

                                                  Affirmative         Negative         Abstentions
                                                ----------------- ------------------ -----------------
Proposal 1: To elect six  directors  to hold
            office for one year or until their
            successors are duly elected and
            qualified:
                  Ronald M. DeFeo                  18,680,305          111,069             ---
                  G. Chris Andersen                18,676,527          114,848             ---
                  William H. Fike                  18,676,555          114,820             ---
                  Dr. Donald P. Jacobs             18,680,070          111,305             ---
                  Marvin B. Rosenberg              18,676,556          114,819             ---
                  David A. Sachs                   18,676,556          114,819             ---

Proposal 2: To ratify the selection of
            PricewaterhouseCoopers LLP as
            independent accountants of the
            Company for 1999:
                                                   18,763,486           13,928             13,961

Proposal 3: To approve the Terex Corporation
            1999 Long-Term Incentive Plan:         13,573,314        1,758,093             84,759

Item 5.       Other Information

Recent Developments

For information concerning recent developments see "Note J -- Subsequent Events" to the Condensed Consolidated Financial Statements included herein.

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties." In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the success of the integration of acquired businesses; the retention of key management; foreign currency fluctuations; the ability to meet production and delivery schedules; the ability of suppliers to provide components on a timely basis; pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the national and international political climate; continued use of net operating loss carryovers; the outcome of the Internal Revenue Service audit; compliance with environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K

              (a) The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

              (b) Reports on Form 8-K.  During the quarter  ended June 30, 1999, the Company filed the following Current Reports on Form 8-K:

               - A report on Form 8-K dated June 15, 1999 was filed on June 17, 1999, announcing the offering to acquire all issued share capital of Powerscreen International plc.

               - A report on Form 8-K dated June 17, 1999 was filed on June 18, 1999, announcing the offering of 3.5 million shares of common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TEREX CORPORATION
                                                    (Registrant)


Date:  August 12, 1999                       /s/ Joseph F. Apuzzo
                                             --------------------
                                                Joseph F. Apuzzo
                                                Vice President-Corporate Finance
                                                (Principal Financial Officer)


Date:  August 12, 1999                       /s/ Kevin M. O'Reilly
                                             ----------------------
                                                Kevin M. O'Reilly
                                                Controller
                                                (Principal Accounting Officer)

EXHIBIT INDEX

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

3.3 Certificate of Amendment to Certificate of Incorporation of Terex Corporation dated June 5, 1998 (incorporated by reference to Exhibit 3.3 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

4.4 First Supplemental Indenture, dated as of September 23, 1998, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998).

4.5 Second Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998).

4.6 Third Supplemental Indenture, dated as of July 29, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998)

4.7 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

4.8 First Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999).

4.9 Second Supplemental Indenture, dated as of July 30, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999).

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

10.10Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative Agent, Bank Boston N.A., as Syndication Agent and Canadian Imperial Bank of Commerce and First Union National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.11 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.17 Amendment No. 1 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.18 Amendment No. 2 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.19 Amendment No 3 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.20 Amendment No. 4 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report, Commission File No.1-10702, dated July 27, 1999 and filed with the Commission on August 10, 1999).

10.21 Amendment No. 5 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report, Commission File No. 1-10702, dated July 27, 1999 and filed with the Commission on August 10, 1999).

10.22 Tranche C Credit Agreement dated as of July 2, 1999, as amended and restated as of July 12, 1999, among Terex Corporation, the lenders named therein and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 8-K Current Report, Commission File No. 1-10702, dated July 27, 1999 and filed with the Commission on August 10, 1999).

10.23 Amendment No. 1 to Tranche C Credit Agreement dated as of July 2, 1999, as amended and restated as of July 12, 1999, among Terex Corporation, the lenders named therein and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Form 8-K Current Report, Commission File No. 1-10702, dated July 27, 1999 and filed with the Commission on August 10, 1999).

10.24 Purchase Agreement dated as of March 9, 1999 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.25 Registration Rights Agreement dated as of March 9, 1999 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.26 Underwriting Agreement, dated as of June 17, 1999, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
         Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on June 18, 1999).

10.27 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999.

10.28 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999.

12.1     Calculation of Ratio of Earnings to Fixed Charges.

27.1     Financial Data Schedule.