Form 10-Q
period 1999-09-30
TEREX CORP
filed 1999-11-10
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

            500 Post Road East, Suite 320, Westport,Connecticut 06880
                    (Address of principal executive offices)


                                 (203) 222-7170
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X            NO
                       -------             -------

Number of outstanding shares of common stock: 27.5 million as of November 2, 1999.


The Exhibit Index appears on page 35.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES


GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $150 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1998 Senior Subordinated Notes") and the Company's $100 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). See Note J to the Company's September 30, 1999 Condensed Consolidated Financial Statements.

                          State or other jurisdiction of     I.R.S. employer
      Guarantor           incorporation or organization    identification number

Terex Cranes, Inc.                   Delaware                    06-1513089
PPM Cranes, Inc.                     Delaware                    39-1611683
Koehring Cranes, Inc.                Delaware                    06-1423888
Terex-Telelect, Inc.                 Delaware                    41-1603748
Terex-RO Corporation                  Kansas                     44-0565380
Terex Aerials, Inc.                  Wisconsin                   39-1028686
Terex Mining Equipment, Inc.         Delaware                    06-1503634
Payhauler Corp.                      Illinois                    36-3195008
The American Crane Corporation    North Carolina                 56-1570091
O & K Orenstein & Koppel, Inc.       Delaware                    58-2084520
Amida Industries, Inc.            South Carolina                 57-0531390
Cedarapids, Inc.                       Iowa                      42-0332910

                                                                       Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

   TEREX CORPORATION
      Condensed Consolidated Statement of Operations --
          Three months and nine months ended September 30,
                         1999 and 1998...................................... 3
      Condensed Consolidated Balance Sheet - September 30,
                         1999 and December 31, 1998......................... 4
      Condensed Consolidated Statement of Cash Flows --
          Nine months ended September 30, 1999 and 1998..................... 5
      Notes to Condensed Consolidated Financial Statements
                         -- September 30, 1999.............................. 6

   PPM CRANES, INC.
      Condensed Consolidated Statement of Operations --
          Three months and nine months ended September 30,
                          1999 and 1998.....................................18
      Condensed Consolidated Balance Sheet - September 30,
                          1999 and December 31, 1998........................19
      Condensed Consolidated Statement of Cash Flows --
          Nine months ended September 30, 1999 and 1998.....................20
      Notes to Condensed Consolidated Financial Statements
                          -- September 30, 1999.............................21

 Item 2  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations......23
 Item 3  Quantitative and Qualitative Disclosures
                         About Market Risk..................................31

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings................................................32
   Item 2  Changes in Securities and Use of Proceeds........................32
   Item 3  Defaults Upon Senior Securities..................................32
   Item 4  Submission of Matters to a Vote of Security Holders..............32
   Item 5  Other Information................................................32
   Item 6  Exhibits and Reports on Form 8-K.................................33

SIGNATURES .................................................................34
EXHIBIT INDEX ..............................................................35


                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                                 For the Three Months        For the Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                              --------------------------- ---------------------------
                                                                  1999          1998          1999          1998
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    495.6    $    318.7    $  1,367.0    $    912.8
Cost of goods sold............................................     407.1         260.0       1,130.9         748.7
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................      88.5          58.7         236.1         164.1
Selling, general and administrative expenses..................      38.7          26.0          98.8          74.4
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................      49.8          32.7         137.3          89.7

Other income (expense):
     Interest income..........................................       2.5           0.7           3.7           1.5
     Interest expense.........................................     (20.0)        (12.6)        (48.9)        (33.6)
     Other income (expense) - net.............................      (1.3)         (0.8)         (3.2)         (2.0)
                                                              ------------- ------------- ------------- -------------

Income before income taxes and extraordinary items............      31.0          20.0          88.9          55.6
Provision for income taxes....................................      (1.1)         (0.3)         (2.6)         (0.9)
                                                              ------------- ------------- ------------- -------------

Income before extraordinary items.............................      29.9          19.7          86.3          54.7
Extraordinary loss on retirement of debt......................     ---           ---           ---           (38.3)
                                                              ------------- ------------- ------------- -------------

Net income....................................................$     29.9    $     19.7    $     86.3    $     16.4
                                                              ============= ============= ============= =============



EARNINGS PER SHARE:
    Basic
      Income before extraordinary items.......................$     1.12    $     0.95    $     3.74    $     2.64
      Extraordinary loss on retirement of debt................    ---           ---           ---            (1.85)

                                                              ------------- ------------- ------------- -------------
        Net income............................................$     1.12    $     0.95    $     3.74    $     0.79
                                                              ============= ============= ============= =============
    Diluted
      Income before extraordinary items.......................$     1.07    $     0.88    $     3.49    $     2.44
      Extraordinary loss on retirement of debt................    ---           ---           ---            (1.71)
                                                              ------------- ------------- ------------- -------------
        Net income............................................$     1.07    $     0.88    $     3.49    $     0.73
                                                              ============= ============= ============= =============

Weighted average number of common and common equivalent
     shares outstanding in per share calculation
        Basic.................................................      26.6          20.8          23.1          20.7
        Diluted...............................................      28.0          22.5          24.7          22.4


    The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                                         September 30,      December 31,
                                                                                              1999              1998
                                                                                        ----------------- -----------------
ASSETS
Current assets
     Cash and cash equivalents.........................................................  $        154.1     $       25.1
     Trade receivables (net of allowance of $5.5 at September 30, 1999
       and $5.6 at December 31, 1998)..................................................           472.6            249.8
     Net inventories...................................................................           669.2            472.8
     Other current assets..............................................................            42.1             23.9
                                                                                         ------------------ ----------------
         Total current assets..........................................................         1,338.0            771.6
Long-term assets
     Property, plant and equipment - net...............................................           190.8             99.5
     Goodwill - net....................................................................           493.5            240.9
     Other assets - net................................................................            55.5             39.2
                                                                                         ------------------ ----------------

Total assets...........................................................................  $      2,077.8     $    1,151.2
                                                                                         ================== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes payable and current portion of long-term debt...............................  $         55.0     $       44.7
     Trade accounts payable............................................................           330.4            226.9
     Accrued compensation and benefits.................................................            28.7             24.7
     Accrued warranties and product liability..........................................            60.3             36.0
     Other current liabilities.........................................................           136.7             93.1
                                                                                         ------------------ ----------------
         Total current liabilities.....................................................           611.1            425.4
Non-current liabilities
     Long-term debt, less current portion..............................................         1,066.0            586.6
     Other.............................................................................            47.8             41.1

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock.................................................             0.8              0.8
     Equity rights.....................................................................             0.8              3.1
     Common stock, $.01 par value - authorized 150.0 shares;
       issued and outstanding 27.5 and 20.8 at September 30, 1999 and  December 31,
       1998, respectively..............................................................             0.3              0.2
     Additional paid-in capital........................................................           354.8            179.0
     Retained earnings (accumulated deficit)...........................................             5.4            (80.9)
     Accumulated other comprehensive income............................................            (9.2)            (4.1)
                                                                                         ------------------ ----------------
         Total stockholders' equity....................................................           352.9             98.1
                                                                                         ------------------ ----------------

Total liabilities and stockholders' equity.............................................  $      2,077.8     $    1,151.2
                                                                                         ================== ================

 The  accompanying  notes are an  integral  part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   ---------------------------
                                                                                        1999         1998
                                                                                   -------------- ------------
OPERATING ACTIVITIES
   Net income ....................................................................  $      86.3    $     16.4
   Adjustments to reconcile net income to cash used in operating activities:
        Depreciation..............................................................         10.6           7.4
        Amortization..............................................................          9.3           5.1
        Extraordinary loss on retirement of debt..................................        ---            38.3
        Gain (loss) of sale of fixed assets.......................................         (0.1)        ---
        Changes  in  operating   assets  and  liabilities  (net  of  effects  of
         acquisitions):
          Trade receivables.......................................................       (114.6)        (78.0)
          Net inventories.........................................................        (34.2)        (55.8)
          Trade accounts payable..................................................         39.4          18.1
          Other, net..............................................................          3.7           9.4
                                                                                    -------------- -------------
             Net cash provided by (used in) operating activities..................          0.4         (39.1)
                                                                                    -------------- -------------


INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired................................       (475.9)       (184.9)
   Capital expenditures...........................................................        (12.8)         (7.3)
   Proceeds from sale of excess assets............................................          2.7           2.0
                                                                                    -------------- -------------
             Net cash used in investing activities................................       (486.0)       (190.2)
                                                                                    -------------- -------------


FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs................        505.8         513.6
   Proceeds from issuance of common stock.........................................        162.8         ---
   Principal repayments of long-term debt.........................................        (32.1)       (170.3)
   Net incremental borrowings (repayments) under revolving line of credit
    agreements....................................................................        (29.2)        (71.6)
   Payment of premiums on early extinguishment of debt............................        ---           (29.0)
   Other..........................................................................          8.0          (1.8)
                                                                                    -------------- -------------
             Net cash provided by financing activities............................        615.3         240.9
                                                                                    -------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS......................................................         (0.7)         (1.5)
                                                                                    -------------- -------------


NET INCREASE IN CASH AND
   CASH EQUIVALENTS...............................................................        129.0          10.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................................         25.1          28.7
                                                                                    -------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................  $     154.1    $     38.8
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                      (in millions, unless otherwise noted)

NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Cash and cash equivalents at September 30, 1999 include $26.6 of compensating balances against short-term financing arrangements.

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

NOTE B - ACQUISITIONS

On April 1, 1999, the Company completed the purchase of Amida Industries, Inc. ("Amida"). Amida manufactures and markets light construction equipment consisting of light towers, concrete products and traffic safety devices at its facility in Rock Hill, South Carolina.

The Company announced on June 15, 1999 an offer to acquire all of the issued and to be issued share capital of Powerscreen International plc ("Powerscreen"). On July 27, 1999, the effective date of acquisition, Terex declared the offer for Powerscreen unconditional, with respect to all valid acceptances received. Powerscreen, headquartered in Dungannon, Northern Ireland, is a manufacturer and marketer of screening and crushing equipment for the quarrying, construction and demolition industries. The purchase price of GBP 181 (approximately $294) was financed with a loan under a bank credit facility maturing March 2006 (see Note
E). As of September 30, 1999, Terex owned 95.76% of Powerscreen's issued share capital and had taken management and operational control of Powerscreen. As of October 21, 1999, Terex acquired 100% of Powerscreen's issued share capital.

On August 26, 1999, the Company acquired Cedarapids, Inc. ("Cedarapids") for $170. Cedarapids, headquartered in Cedar Rapids, Iowa, is a manufacturer and marketer of mobile crushing and screening equipment, asphalt pavers and asphalt material mixing plants. The acquisition was financed through cash on hand and approximately $125 in additional debt (see Note E).

On September 20, 1999, the Company completed the acquisition of certain assets and liabilities of a manufacturer and marketer of concrete finishing equipment located near Toronto, Canada.

On September 29, 1999, the Company completed the acquisition of certain assets and liabilities of a manufacturer and marketer of trommels, conveyors, and picking stations located in Pennsylvania.

The Amida, Powerscreen, Cedarapids and other acquisitions (the "Acquired Businesses") are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $240.4) is being amortized on a straight-line basis over 40 years.

The preliminary allocation of purchase price based on estimated fair values of assets and liabilities of the Acquired Businesses are summarized as follows:

Cash.................................................$       1.4
Accounts receivable..................................      138.9
Inventories..........................................      176.5
Other current assets.................................        7.3
Property, plant and equipment........................       89.9
Goodwill.............................................      240.4
Other assets.........................................        4.5
Accounts payable and other current liabilities.......     (118.2)
Other non-current liabilities........................      (22.7)
                                                     ---------------
                                                     $     518.0
                                                     ===============

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining certain fair values. The Company is also estimating costs related to plans to integrate the activities of the Acquired Businesses into the Company, including plans to exit certain activities and consolidate and restructure certain functions. The Company may revise its preliminary allocations as additional information is obtained.

The operating results of each of the Acquired Businesses are included in the Company's consolidated results of operations since the date of its respective acquisition. The following pro forma summary presents the consolidated results of operations as though the Company completed the acquisitions of all of the Acquired Businesses as of the beginning of the respective period, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs:

                                                 Pro Forma for the
                                    -------------------------------------------
                                      Nine Months Ended   Year Ended December
                                     September 30, 1999        31, 1998
                                    -------------------- ----------------------
Net sales...........................$        1,759.8     $        1,829.7
Income from operations..............           174.4                183.6
Income before extraordinary items...            95.9                 86.0
Income before extraordinary items,
   per share:
   Basic............................$            3.84    $           3.72
   Diluted..........................$            3.61    $           3.47

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


NOTE C - INVENTORIES

Net inventories consist of the following:

                                              September 30,      December 31,
                                                   1999              1998
                                            -----------------  ----------------
Finished equipment.........................  $      230.4       $       148.9
Replacement parts..........................         159.0               150.9
Work-in-process............................          84.5                59.4
Raw materials and supplies.................         195.3               113.6
                                             ---------------- -----------------

Net inventories............................  $      669.2       $       472.8
                                             ================ =================

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                              September 30,       December 31,
                                                   1999               1998
                                             --------------- -----------------
Property...................................  $       43.6     $        13.6
Plant......................................          99.2              44.6
Equipment..................................         103.2              90.8
                                             --------------- -----------------
                                                    246.0             149.0
Less:  Accumulated depreciation............         (55.2)            (49.5)
                                             --------------- -----------------
Net property, plant and equipment..........  $      190.8     $        99.5
                                             =============== =================

NOTE E - LONG-TERM DEBT AND STOCKHOLDERS' EQUITY

On March 9, 1999, the Company issued and sold $100.0 aggregate principal amount of 8-7/8% Series C Senior Subordinated Notes due 2008 (the "1999 Senior Subordinated Notes"). The 1999 Senior Subordinated Notes were issued at a discount with the Company receiving net proceeds of $94.9. The 1999 Senior Subordinated Notes are jointly and severally guaranteed by certain domestic subsidiaries (see Note J). The 1999 Senior Subordinated Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended. The net proceeds from the offering were used to repay a portion of the outstanding indebtedness under Terex's credit facilities and for acquisitions. During the third quarter of 1999, the 1999 Senior Subordinated Notes were exchanged for 1999 Senior Subordinated Notes registered under the Securities Act of 1933, as amended.

On June 22, 1999, the Company issued 3.5 million shares of common stock in a public offering for net proceeds to the Company of $103.7.

On July 2, 1999, the Company entered into a credit agreement for a term loan of up to $325 to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. This credit agreement was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 to acquire Cedarapids. As of September 30, 1999, the Company had borrowed $421.2 under this facility. The term loans under this facility mature in March 2006 and bear interest, at the Company's option, at a rate of 3.00% to 3.50% per annum in excess of the adjusted Eurodollar rate or 2.00% to 2.50% in excess of the prime rate.

On July 28, 1999, the Company issued 2 million shares of common stock for net proceeds to the Company of $59.1. The shares were sold in a transaction initiated by Wellington Management Company, LLP on behalf of one of its funds.

NOTE F - EARNINGS PER SHARE

                                                                 Three Months Ended September 30,
                                                                 (in millions, except per share data)
                                              -------------------------------------------------------------------------
                                                             1999                                1998
                                              -------------------------------------------------------------------------
                                                            Per-Share                            Per-Share
                                                Income      Shares      Amount       Income      Shares      Amount
                                              ----------- ------------ ------------- ----------- --------- -------------

  Basic earnings per share
     Income before extraordinary items......  $    29.9        26.6    $     1.12  $    19.7        20.8    $    0.95

  Effect of dilutive securities
     Warrants..............................s      ---           0.1                    ---           0.1
     Stock Options..........................      ---           0.9                    ---           0.7
     Equity Rights..........................      ---           0.4                    ---           0.9
                                              ------------ -----------               ---------- ------------

  Income available to common
    Stockholders - diluted..................  $    29.9        28.0    $     1.07  $    19.7        22.5    $    0.88
                                              ============ =========== =========== ============ ============ ===========


                                                              Nine Months Ended September 30,
                                                           (in millions, except per share data)
                                              -------------------------------------------------------------------------
                                                             1999                                1998
                                              -------------------------------------------------------------------------
                                                                         Per-Share                            Per-Share
                                                  Income      Shares      Amount       Income      Shares      Amount
                                              ------------ ----------- ------------- ----------- ---------- -----------
   Basic earnings per share
     Income before extraordinary items......  $    86.3        23.1    $     3.74  $    54.7        20.7    $    2.64

  Effect of dilutive securities
     Warrants..............................s      ---           0.1                    ---           0.1
     Stock Options..........................      ---           0.9                    ---           0.8
     Equity Rights..........................      ---           0.6                    ---           0.8
                                              ------------ -----------             ------------- ---------

  Income available to common
    stockholders - diluted..................  $    86.3        24.7    $     3.49  $    54.7        22.4    $    2.44
                                              ============ =========== =========== ============= =========== ===========


NOTE G --COMPREHENSIVE INCOME

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, total comprehensive income was $52.1 and $35.5, $81.2 and $21.4, respectively.

NOTE H -- LITIGATION AND CONTINGENCIES

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

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 plus penalties of approximately $12.8 and interest through September 30, 1999 of approximately $125.7. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 10% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

The Company believes that it has provided adequate documentation for a large part of the tax deductions the IRS has disallowed. In addition, the IRS has advised the Company that it is no longer challenging the Company's right to use the NOLs in question, as well as many of the other adjustments raised by the IRS. As a result, the Company does not believe that the outcome of the audit will have a material adverse effect on its financial condition or results of operations. However, the Company may lose or have to use some of its NOLs as a result of the audit. In addition, there is also a possibility that the Company will have to pay some amount of tax, penalties and interest to the IRS to resolve this matter. The final outcome of the audit cannot be determined or estimated at this time. Accordingly, the Company does not have any additional reserves for amounts which might be due as a result of the audit because the loss ranges from zero to $56 plus interest and penalties.

NOTE I - BUSINESS SEGMENT INFORMATION

The Company operates in two industry segments: Terex Lifting and Terex Earthmoving. Industry segment information is presented below:

                                                             Three months ended          Nine months ended
                                                                September 30,               September 30,
                                                       --------------------------------------------------------
                                                           1999           1998         1999          1998
                                                       -------------- ------------- ----------- ---------------
Sales
  Terex Lifting......................................  $     242.5    $     187.2    $    746.9     $    560.9
  Terex Earthmoving..................................        244.2          130.0         599.5          347.4
  General/Corporate/Eliminations.....................          8.9            1.5          20.6            4.5
                                                       -------------- ------------- -------------- -------------
    Total............................................  $     495.6    $     318.7    $  1,367.0     $    912.8
                                                       ============== ============= ============== =============

Income (Loss) from Operations
  Terex Lifting......................................  $      22.6    $      20.5    $     75.3     $     60.4
  Terex Earthmoving..................................         26.1           12.4          62.6           31.0
  General/Corporate/Eliminations.....................          1.1           (0.2)         (0.6)          (1.7)
                                                       -------------- ------------- -------------- --------------
    Total............................................  $      49.8    $      32.7    $    137.3     $     89.7
                                                       ============== ============= ============== ==============

NOTE J -- CONSOLIDATING FINANCIAL STATEMENTS

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "1998 Senior Subordinated Notes"). On March 9, 1999, the Company issued and sold $100.0 aggregate principal amount of the 1999 Senior Subordinated Notes. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Terex Mining Equipment, Inc., Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida and Cedarapids. The financial results of O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida and Cedarapids are included in the results of the Wholly-owned Guarantors since March 31, 1998, July 31, 1998, April 1, 1999, and August 26, 1999, their respective dates of acquisition. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

The following subsidiaries of the Company have not provided a guarantee of either the 1998 Senior Subordinated Notes nor the 1999 Senior Subordinated
Notes: Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., PPM S.A., PPM S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM of Australia Pty Ltd., PPM Far East Private Ltd, Terex Aerials Limited, Terex Italia, S.r.l., Sim-Tech Management Limited, Simon-Tomen Engineering Company Limited, O&K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH, Gru Comedil S.p.A. and Powerscreen (collectively, the "Non-guarantor Subsidiaries"). The financial results of O & K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH, Gru Comedil S.p.A. and Powerscreen are included in the results of the Non-guarantor Subsidiaries since March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998, December 18, 1998, and July 27, 1999, their respective dates of acquisition.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------ -------------- --------------
Net sales...............................   $    124.3    $    151.7    $    18.9     $    255.5    $    (54.8)   $     495.6
   Cost of goods sold...................        108.6         127.0         16.7          207.1         (52.3)         407.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         15.7          24.7          2.2           48.4          (2.5)          88.5
   Selling, general & administrative
     expenses..........................           5.9           8.7          1.3           22.8         ---             38.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........          9.8          16.0          0.9           25.6          (2.5)          49.8
  Interest income.......................          1.4           0.1        ---              1.0         ---              2.5
  Interest expense......................         (6.3)         (2.1)        (1.2)         (10.4)        ---            (20.0)
  Income (loss) from equity investees...         25.8          (0.2)       ---            ---           (25.6)         ---
  Other income (expense) - net..........         (0.4)         (0.2)        (0.1)          (0.6)        ---             (1.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         30.3          13.6         (0.4)          15.6         (28.1)          31.0
  Provision for income taxes............         (0.4)        ---          ---             (0.7)        ---             (1.1)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items         29.9          13.6         (0.4)          14.9         (28.1)          29.9
Extraordinary loss on retirement of debt        ---           ---          ---            ---           ---            ---
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................   $     29.9    $     13.6    $    (0.4)    $     14.9    $    (28.1)   $      29.9
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      57.2   $     125.0   $     17.8    $    180.1    $    (61.4)   $     318.7
   Cost of goods sold...................        48.7         101.5         16.5         154.7         (61.4)         260.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         8.5          23.5          1.3          25.4         ---             58.7
   Selling, general & administrative
     expenses...........................         5.3           6.0          1.0          13.7         ---             26.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         3.2          17.5          0.3          11.7         ---             32.7
  Interest income.......................         0.4         ---          ---             0.3         ---              0.7
  Interest expense......................        (2.2)         (2.1)        (1.2)         (7.1)        ---            (12.6)
  Income (loss) from equity investees...        18.4         (23.2)         0.1         ---             4.7          ---
  Other income (expense) - net..........        (0.1)         (0.1)        (0.1)         (0.5)        ---             (0.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        19.7          (7.9)        (0.9)          4.4           4.7           20.0
  Provision for income taxes............       ---           ---          ---            (0.3)        ---             (0.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        19.7          (7.9)        (0.9)          4.1           4.7           19.7
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      19.7   $      (7.9)  $     (0.9)   $      4.1    $      4.7    $      19.7
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     362.9   $     445.2   $     58.1    $    635.3    $   (134.5)   $   1,367.0
   Cost of goods sold...................       316.4         372.4         51.4         519.5        (128.8)       1,130.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        46.5          72.8          6.7         115.8          (5.7)         236.1
   Selling, general & administrative
     expenses...........................        19.2          20.5          4.0          55.1         ---             98.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        27.3          52.3          2.7          60.7          (5.7)         137.3
  Interest income.......................         1.8           0.2        ---             1.7         ---              3.7
  Interest expense......................       (14.2)         (5.8)        (3.4)        (25.5)        ---            (48.9)
  Income (loss) from equity investees...        72.9          (0.8)         0.2          (0.6)        (71.7)         ---
  Other income (expense) - net..........        (0.4)         (0.8)        (0.2)         (1.8)        ---             (3.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        87.4          45.1         (0.7)         34.5         (77.4)          88.9
  Provision for income taxes............        (1.1)          0.1        ---            (1.6)        ---             (2.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        86.3          45.2         (0.7)         32.9         (77.4)          86.3
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      86.3   $      45.2         (0.7)         32.9         (77.4)   $      86.3
                                         ============= ============= ============= ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     164.7   $     345.5   $     66.0    $    489.7    $   (153.1)   $     912.8
   Cost of goods sold...................       139.5         280.9         59.6         419.6        (150.9)         748.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        25.2          64.6          6.4          70.1          (2.2)         164.1
   Selling, general & administrative
     expenses...........................        14.8          18.7          2.7          38.2         ---             74.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        10.4          45.9          3.7          31.9          (2.2)          89.7
  Interest income.......................         0.9         ---          ---             0.6         ---              1.5
  Interest expense......................        (5.9)         (6.2)        (4.1)        (17.4)        ---            (33.6)
  Income (loss) from equity investees...        20.3         (16.3)        (0.1)        ---            (3.9)         ---
  Other income (expense) - net..........        (0.7)         (0.1)        (0.2)         (1.0)        ---             (2.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        25.0          23.3         (0.7)         14.1          (6.1)          55.6
  Provision for income taxes............        (0.1)        ---          ---            (0.8)        ---             (0.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        24.9          23.3         (0.7)         13.3          (6.1)          54.7
Extraordinary loss on retirement of debt        (8.5)         (5.0)       (10.4)        (14.4)        ---            (38.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      16.4   $      18.3   $    (11.1)   $     (1.1)   $     (6.1)   $      16.4
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          ------------- -------------- ------------- ------------ ------------- ---------------
Assets
   Current assets
     Cash and cash equivalents..........   $    104.7    $      4.4    $     0.1     $      44.9   $    ---      $     154.1
     Trade receivables - net............         52.2         142.4         21.6           256.4        ---            472.6
     Intercompany receivables...........          8.2          23.7         14.8            61.7       (108.4)         ---
     Net inventories....................        159.1         201.9         17.1           299.3         (8.2)         669.2
     Other current assets...............          3.9           8.7        ---              29.5        ---             42.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        328.1         381.1         53.6           691.8       (116.6)       1,338.0
   Long-term assets
     Property, plant & equipment - net..         16.5          48.7          0.2           125.4        ---            190.8
     Investment in and advances
       to (from) subsidiaries...........        300.1        (190.0)       (16.6)          (86.8)        (6.7)         ---
     Goodwill - net.....................         41.8         124.5         12.3           314.9        ---            493.5
     Other assets - net.................          8.5          15.5          1.1            30.4        ---             55.5
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    695.0    $    379.8    $    50.6     $   1,075.7   $   (123.3)   $   2,077.8
                                           ============= ============= ============= ============= ============= =============

Liabilities and Stockholders' Equity
   (Deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      9.7    $      4.3    $     0.8     $      40.2   $    ---      $      55.0
     Trade accounts payable.............         63.6          65.4         10.2           191.2        ---            330.4
     Intercompany payables..............         37.2          17.0          3.2            51.0       (108.4)         ---
     Accruals and other current
       liabilities......................         69.5          16.1          8.2           131.9        ---            225.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        180.0         102.8         22.4           414.3       (108.4)         611.1
   Non-current liabilities
     Long-term debt less current portion        148.2         227.1         60.4           630.3        ---          1,066.0
     Other long-term liabilities........         13.9           5.7          0.2            28.0        ---             47.8
   Stockholders' equity (deficit).......        352.9          44.2        (32.4)            3.1        (14.9)         352.9
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    695.0    $    379.8    $    50.6     $   1,075.7   $   (123.3)   $   2,077.8
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998
(in millions)


                                                           Wholly-                      Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc. Subsidiaries  Eliminations   Consolidated
                                          ------------- -------------- ------------ ------------- -------------- --------------
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
                                           ============= ============= ============= ============= ============= =============

Liabilities   and    Stockholders' Equity
   (Deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $     13.5    $      3.4    $     0.8     $     27.0    $    ---      $      44.7
     Trade accounts payable.............         29.4          53.7          8.4          135.4         ---            226.9
     Intercompany payables..............         13.1          15.2         26.5           78.4        (133.2)         ---
     Accruals and other current
       liabilities......................         44.8          22.6          9.3           77.1         ---            153.8
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        100.8          94.9         45.0          317.9        (133.2)         425.4
         Non-current liabilities
       Long-term    debt   less   current        69.9         100.1         60.8          355.8         ---            586.6
       portion..........................
       Other long-term liabilities......         12.1           9.3          0.6           19.1         ---             41.1
   Stockholders' equity (deficit).......         98.1          (1.0)       (31.8)         (27.7)         60.5           98.1
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total   liabilities   and   stockholders'
   equity (deficit).....................   $    280.9    $    203.3    $    74.6     $    665.1    $    (72.7)   $   1,151.2
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999
(in millions)
                                                           Wholly-                       Non-
                                              Terex         Owned          PPM        Guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------ -------------- ------------ -------------- --------------
Net cash provided by (used in)
   operating activities.................   $    332.2    $   (119.7)   $     0.2     $   (212.3)   $    ---      $       0.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................       (475.9)        ---          ---            ---           ---           (475.9)
   Capital expenditures.................         (0.8)         (6.0)        (0.2)          (5.8)        ---            (12.8)
   Proceeds from sale of excess assets..        ---             2.1        ---              0.6         ---              2.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............       (476.7)         (3.9)        (0.2)          (5.2)        ---           (486.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......         94.9         128.0        ---            282.9         ---            505.8
   Proceeds from issuance of common stock       162.8         ---          ---            ---           ---            162.8
   Principal repayments of long-term debt       (17.8)         (0.2)       ---            (14.1)        ---            (32.1)
   Net incremental borrowings
     (repayments)          under
     revolving line of credit agreements        ---           ---          ---            (29.2)        ---            (29.2)
   Payment of premiums on early
     extinguishment of debt.............        ---           ---          ---            ---           ---            ---
   Other................................        ---            (0.3)       ---              8.3         ---              8.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        239.9         127.5        ---            247.9         ---            615.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (0.7)        ---             (0.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         95.4           3.9        ---             29.7         ---            129.0
Cash and cash equivalents, beginning of
   period...............................          9.3           0.5          0.1           15.2         ---             25.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    104.7    $      4.4    $     0.1     $     44.9    $    ---      $     154.1
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998
(in millions)
                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities................. $      17.3   $      (1.6)  $     (1.9)   $    (52.9)   $    ---      $     (39.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................      (184.9)        ---          ---           ---           ---           (184.9)
   Capital expenditures.................        (0.9)         (2.7)        (0.1)         (3.6)        ---             (7.3)
   Proceeds from sale of excess assets..       ---             1.9        ---             0.1         ---              2.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............      (185.8)         (0.8)        (0.1)         (3.5)        ---           (190.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of common stock      ---           ---          ---           ---           ---            ---
   Proceeds from issuance of long-term
      debt, net of issuance costs.......       254.4          90.8         58.6         109.8         ---            513.6
   Principal repayments of long-term debt      (38.8)        (20.1)       (47.9)        (63.5)        ---           (170.3)
   Net incremental borrowings
     (repayments)          under
     revolving line of credit agreements       (17.6)        (64.1)       ---            10.1         ---            (71.6)
   Payment of premiums on early
     extinguishment of debt.............        (6.0)         (3.7)        (8.6)        (10.7)        ---            (29.0)
   Other................................       ---           ---          ---            (1.8)        ---             (1.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............       192.0           2.9          2.1          43.9         ---            240.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        (0.5)          0.5        ---            (1.5)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        23.0           1.0          0.1         (14.0)        ---             10.1
Cash and cash equivalents, beginning of
   period...............................         5.6           0.1        ---            23.0         ---             28.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................ $      28.6   $       1.1   $      0.1    $      9.0    $    ---      $      38.8
                                         ============= ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                     For the Three Months Ended      For the Nine Months
                                                            September 30,            Ended September 30,
                                                     ---------------------------- ---------------------------
                                                         1999          1998          1999          1998
                                                     ------------- -------------- ------------ --------------

Net sales............................................$     20.3    $     19.1     $    63.6     $    72.4
Cost of goods sold...................................      17.7          17.3          55.8          64.4
                                                     ------------- -------------- ------------- -------------

     Gross profit....................................       2.6           1.8           7.8           8.0

Engineering, selling and administrative expenses.....       1.6           1.2           4.8           3.5
                                                     ------------- -------------- ------------- -------------

     Income from operations..........................       1.0           0.6           3.0           4.5

Other income (expense):
     Interest expense................................      (1.3)         (1.4)         (3.5)         (4.4)
     Amortization of debt issuance costs.............      (0.1)         (0.1)         (0.2)         (0.3)
                                                     ------------- -------------- -------------- ------------

Income (loss) before income taxes and extraordinary
  items..............................................      (0.4)         (0.9)         (0.7)         (0.2)
Provision for income taxes...........................     ---           ---           ---           ---
                                                     ------------- -------------- -------------- ------------

Income (loss) before extraordinary items.............      (0.4)         (0.9)         (0.7)         (0.2)
Extraordinary loss on retirement of debt.............     ---           ---           ---           (10.9)
                                                     ------------- -------------- ------------- -------------

Net income (loss)....................................$     (0.4)   $     (0.9)   $     (0.7)    $   (11.1)
                                                     ============= ============= ============== =============



   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                         September 30,     December 31,
                                                                             1999              1998
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.4  ` $         0.2
   Trade accounts receivables (net of allowance of $0.6 at September
     30, 1999 and $0.8 at December 31, 1998)...........................           22.5             19.3
   Net inventories.....................................................           21.0             30.4
   Due from affiliates.................................................           15.2             15.1
   Prepaid expenses and other current assets...........................            0.1              0.1
                                                                         ---------------- -----------------
     Total current assets..............................................           59.2             65.1

   Property, plant and equipment - net.................................            0.2            ---
   Goodwill - net......................................................           13.5             14.4
   Other assets - net..................................................            1.1              1.3
                                                                         ---------------- -----------------

Total assets...........................................................  $        74.0    $        80.8
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $        10.3    $        10.6
   Accrued warranties and product liability............................            7.3              8.0
   Accrued expenses....................................................            1.1              1.8
   Due to affiliates...................................................            5.8             26.4
   Due to Terex Corporation............................................           16.4              0.3
   Current portion of long-term debt...................................            1.1              0.8
                                                                         ---------------- -----------------
     Total current liabilities.........................................           42.0             47.9
                                                                         ---------------- -----------------

Non-current liabilities:
   Long-term debt, less current portion................................           63.4             63.9
   Other non-current liabilities.......................................            1.0              0.8
                                                                         ---------------- -----------------
     Total non-current liabilities.....................................           64.4             64.7
                                                                         ---------------- -----------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (32.4)           (31.7)
   Foreign currency translation adjustment.............................          ---               (0.1)
                                                                         ---------------- -----------------
     Total shareholders' deficit.......................................          (32.4)           (31.8)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        74.0    $        80.8
                                                                         ================ =================


   The accompanying notes are an integral part of these financial statements.



                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                 --------------------------
                                                                                     1999         1998
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (0.7)   $    (11.1)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................        1.1           1.4
       Extraordinary loss on retirement of debt.................................      ---            10.9
       Other....................................................................      ---             0.2
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................       (3.2)          0.8
         Net inventories........................................................        9.4          (2.9)
         Trade accounts payable.................................................       (0.3)          1.1
         Net amounts due to affiliates..........................................       (4.6)          0.8
         Other, net.............................................................       (0.8)         (0.4)
                                                                                 ------------- ---------------
           Net cash provided by operating activities............................        0.9           0.8
                                                                                 ------------- ---------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................       (0.2)         (0.1)
                                                                                 ------------- ---------------
     Net cash used in investing activities......................................       (0.2)         (0.1)
                                                                                 ------------- ---------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs..............      ---            60.0
   Net repayments under revolving line of credit agreements.....................      ---            (0.2)
   Principal repayments of long-term debt.......................................       (0.5)        (50.8)
   Payment of premiums on early extinguishment of debt..........................      ---            (8.6)
   Other........................................................................      ---            (1.5)
                                                                                 ------------- ---------------
     Net cash used in financing activities......................................       (0.5)         (1.1)
                                                                                 ------------- ---------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---             0.5
                                                                                 ------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................        0.2           0.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.2           0.2
                                                                                 ------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.4    $      0.3
                                                                                 ============= ===============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

                      (in millions unless otherwise noted)


NOTE 1 -- Description of the Business and Basis of Presentation

PPM Cranes, Inc. (sometimes referred to as Terex Cranes - Conway Operations) (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic cranes and related spare parts.

On May 9, 1995 (the date of acquisition), Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., a Delaware corporation, completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware corporation, which then owned 92.4% of the capital stock of PPM.

The condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions and profits have been eliminated.


NOTE 2 -- Inventories

Net inventories consist of the following:

                                             September 30,     December 31,
                                                  1999             1998
                                            ----------------- ----------------
Finished equipment.........................  $         4.6    $         9.3
Replacement parts..........................            7.5              9.1
Work-in-process............................            3.1              1.6
Raw materials and supplies.................            5.8             10.4
                                             ---------------- -----------------
                                             $        21.0    $        30.4
                                             ================ =================


note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                              September 30,     December 31,
                                                  1999              1998
                                            ------------------ ----------------
Property, plant and equipment..............  $         0.4     $         0.2
Less:  Accumulated depreciation............           (0.2)             (0.2)
                                             ----------------- ----------------
Net property, plant and equipment..........  $         0.2     $       ---
                                             ================= =================

NOTE 4 - COMMITMENTS AND Contingencies

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

On March 31, 1998, Terex Corporation issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, which notes were exchanged by Terex Corporation for 8-7/8% Senior Subordinated Notes due 2008 registered under the Securities Act of 1933, as amended (the "1998 Senior Subordinated Notes"). On March 9, 1999, Terex Corporation issued and sold $100.0 aggregate principal amount of 8-7/8% Series C Senior Subordinated Notes due 2008, which notes were exchanged by Terex Corporation for 8-7/8% Senior Subordinated Notes due 2008 registered under the Securities Act of 1933, as amended (the "1999 Senior Subordinated Notes"). The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The Company currently operates in two industry segments: Terex Lifting and Terex Earthmoving.

Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended September 30, 1999 and 1998.

                                                 Three Months Ended
                                                    September 30,
                                               ----------------------  Increase
                                                 1999       1998      (Decrease)
                                               ---------- ----------- ----------
NET SALES
   Terex Lifting...............................$ 242.5    $ 187.2     $   55.3
   Terex Earthmoving...........................  244.2      130.0        114.2
   General/Corporate/Eliminations..............    8.9        1.5          7.4
                                               ---------- ----------- ----------
     Total.....................................$ 495.6    $ 318.7     $  176.9
                                               ========== =========== ==========

GROSS PROFIT
   Terex Lifting...............................$  38.2    $  30.9     $    7.3
   Terex Earthmoving...........................   48.5       27.6         20.9
   General/Corporate/Eliminations..............    1.8        0.2          1.6
                                               ---------- ----------- ----------
     Total.....................................$  88.5    $  58.7     $   29.8
                                               ========== =========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting...............................$  15.6    $  10.4     $    5.2
   Terex Earthmoving...........................   22.4       15.2          7.2
   General/Corporate/Eliminations..............    0.7        0.4          0.3
                                               ---------- ----------- ----------
     Total.....................................$  38.7    $  26.0     $   12.7
                                               ========== =========== ==========

INCOME FROM OPERATIONS
   Terex Lifting...............................$  22.6    $  20.5     $    2.1
   Terex Earthmoving...........................   26.1       12.4         13.7
   General/Corporate/Eliminations..............    1.1       (0.2)         1.3
                                               ---------- ----------- ----------
     Total.....................................$  49.8    $  32.7     $   17.1
                                               ========== =========== ==========



     Net Sales

Sales increased $176.9 million, or approximately 56%, to $495.6 million for the three months ended September 30, 1999 over the comparable 1998 period.
Internally generated growth represented approximately $68 million of this revenue increase while businesses acquired contributed approximately $109 million.

Terex Lifting's sales were $242.5 million for the three months ended September 30, 1999, an increase of $55.3 million or 30% from $187.2 million for the three months ended September 30, 1998. The increase in sales was driven by the impact of businesses acquired (approximately $32 million) and strong performances within our utility aerial device and lattice boom crane businesses, offset somewhat by a decline in the North American aerial work platform and truck crane businesses. Terex Lifting's backlog was $179.5 million at September 30, 1999 and $169.5 million at September 30, 1998. Backlog does not include any significant parts orders which are normally filled in the period ordered. The sales mix was approximately 9.9% parts for the three months ended September 30, 1999 compared to approximately 11.6% parts for the comparable 1998 period, reflecting an increase in machine sales.

Terex Earthmoving sales were $244.2 million for the three months ended September 30, 1999, an increase of $114.2 million or 88% from $130.0 million for the three months ended September 30, 1998. The increase in sales was driven by the impact of businesses acquired (approximately $69 million), and strong performances within our surface mining and off-highway truck businesses. Backlog was $204.2 million at September 30, 1999 compared to $62.3 million at September 30, 1998. The sales mix was approximately 22.6% parts for the three months ended September 30, 1999 compared to 30.2% for the comparable 1998 period, reflecting an increase in machine sales.

Net sales for General/Corporate in the three months ended September 30, 1999 represent sales from Amida Industries, Inc. ("Amida") and service revenues generated by Terex's parts distribution center for services provided to a third party. Amida was acquired by Terex on April 1, 1999 and produces light construction equipment consisting of light towers, concrete products and traffic safety devices. In the comparable 1998 period, net sales consisted of service revenues generated by Terex's parts distribution center.

     Gross Profit

Gross profit for the three months ended September 30, 1999 increased $29.8 million, or approximately 51%, to $88.5 million as a result of acquisitions and internally generated growth in both the Terex Lifting and Terex Earthmoving businesses.

Terex Lifting's gross profit increased $7.3 million to $38.2 million for the three months ended September 30, 1999, compared to $30.9 million for the three months ended September 30, 1998. The increase in gross profit was driven by the performance of businesses acquired and internally generated growth, offset by the decline in the North American aerial work platform business. Gross profit as a percentage of sales decreased to 15.8% from 16.5% in 1998 due primarily to an increase in lower-margin machine sales, sales mix and the impact of the North American aerial work platform business, which reported a deterioration in gross profit margins during the quarter.

Terex Earthmoving's gross profit increased $20.9 million to $48.5 million for the three months ended September 30, 1999, compared to $27.6 million for the three months ended September 30, 1998. The increase in gross profit was due to the impact of businesses acquired and internally generated growth. The gross margin percentage decreased to 19.9% from 21.2% in 1998 driven primarily by the sales mix, as machine sales carry a lower gross margin than part sales.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $38.7 million for the three months ended September 30, 1999 from $26.0 million for the three months ended September 30, 1998, principally reflecting the effect of businesses acquired. As a percentage of sales, however, selling, general and administrative expenses decreased to 7.8% for the three months ended September 30, 1999 as compared to 8.2% for the three months ended September 30, 1998.

Terex Lifting's selling, general and administrative expenses increased to $15.6 million for the three months ended September 30, 1999 from $10.4 million for the three months ended September 30, 1998. This increase in selling, general and administrative expenses was principally due to businesses acquired. As a percentage of sales, selling, general and administrative expenses for the period increased to 6.4% compared to 5.6% in 1998, reflecting the higher selling, general and administrative expenses as a percentage of sales at the acquired businesses.

Terex Earthmoving's selling, general and administrative expenses increased to $22.4 million for the three months ended September 30, 1999 from $15.2 million for the comparable period in 1998. This increase in selling, general and administrative expenses was principally due to businesses acquired, somewhat offset by continuing cost control. Excluding businesses acquired, selling, general and administrative expenses actually decreased in both dollars and as a percentage when compared to the comparable period of the prior year.

     Income from Operations

On a consolidated basis, the Company had operating income of $49.8 million, or 10.0% of sales, for the three months ended September 30, 1999, compared to operating income of $32.7 million, or 10.3% of sales, for the three months ended September 30, 1998, for the reasons mentioned above.

Terex Lifting's income from operations of $22.6 million for the three months ended September 30, 1999 increased by $2.1 million over the three months ended September 30, 1998. The increase was principally due to businesses acquired (approximately $4 million) and strong performances within our utility aerial device and lattice boom crane businesses, but was offset somewhat by the losses generated within our North American aerial work platform business.

Terex Earthmoving's income from operations of $26.1 million for the three months ended September 30, 1999 increased by $13.7 million over the three months ended September 30, 1998. The increase was driven by the impact of businesses acquired (approximately $7 million), strong performances within our surface mining and off-highway truck business and continued improvements in our manufacturing and selling, general and administrative costs.

     Interest Expense

During the three months ended September 30, 1999, the Company's net interest expense increased $5.6 million to $17.5 million from $11.9 million for the comparable 1998 period. This increase was due to higher debt levels related to the 1999 acquisitions of Powerscreen International plc ("Powerscreen") and Cedarapids, Inc. ("Cedarapids") in the three months ended September 30, 1999 versus the comparable period in 1998.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the nine months ended September 30, 1999 and 1998.

                                                Nine Months Ended
                                                   September 30,
                                             ------------------------  Increase
                                                1999        1998      (Decrease)
                                             ------------ ----------- ----------
NET SALES
   Terex Lifting.............................$   746.9    $  560.9     $  186.0
   Terex Earthmoving.........................    599.5       347.4        252.1
   General/Corporate/Eliminations............     20.6         4.5         16.1
                                             ------------ ----------- ----------
     Total...................................$ 1,367.0    $  912.8     $  454.2
                                             ============ =========== ==========

GROSS PROFIT
   Terex Lifting.............................$   119.4    $   93.5     $   25.9
   Terex Earthmoving.........................    112.9        69.8         43.1
   General/Corporate/Eliminations............      3.8         0.8          3.0
                                             ------------ ----------- ----------
     Total...................................$   236.1    $  164.1     $   72.0
                                             ============ =========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.............................$    44.1    $   33.1     $   11.0
   Terex Earthmoving.........................     50.3        38.8         11.5
   General/Corporate/Eliminations............      4.4         2.5          1.9
                                             ------------ ----------- ----------
     Total...................................$    98.8    $   74.4     $   24.4
                                             ============ =========== ==========

INCOME FROM OPERATIONS
   Terex Lifting.............................$    75.3    $   60.4     $   14.9
   Terex Earthmoving.........................     62.6        31.0         31.6
   General/Corporate/Eliminations............     (0.6)       (1.7)         1.1
                                             ------------ ----------- ----------
     Total...................................$   137.3    $   89.7     $   47.6
                                             ============ =========== ==========

     Net Sales

Sales increased $454.2 million, or approximately 50%, to $1,367.0 million for the nine months ended September 30, 1999 over the comparable 1998 period. Internally generated growth represented approximately $210 million of this revenue increase while businesses acquired by the Company contributed approximately $244 million.

Terex Lifting's sales were $746.9 million for the nine months ended September 30, 1999, an increase of $186.0 million or 33% from $560.9 million for the nine months ended September 30, 1998. The increase in sales was driven by the impact of businesses acquired (approximately $108 million), strong performances within our North American utility aerial device and material handling businesses and continued growth within our European lifting business. This was somewhat offset by the decline in the North American aerial work platform business. The sales mix was 9.4% parts for the nine months ended September 30, 1999 compared to 10.6% parts for the comparable 1998 period, reflecting an increase in machine sales.

Terex Earthmoving sales were $599.5 million for the nine months ended September 30, 1999, an increase of $252.1 million or 73% from $347.4 million for the nine months ended September 30, 1998. The increase in sales was driven by the continuing impact of the 160 rigid off-highway haul truck order received from Coal India, a government agency for coal management in India, improvements in the Terex off-highway truck business, and businesses acquired (approximately $119 million). The sales mix was approximately 24% parts for the nine months ended September 30, 1999 compared to 30% for the comparable 1998 period, reflecting the impact of a significant increase in machine sales.

Net sales for General/Corporate in the nine months ended September 30, 1999 represent sales from Amida, acquired by Terex on April 1, 1999, and service revenues generated by Terex's parts distribution center for services provided to a third party. In the comparable 1998 period, net sales consisted of service revenues generated by Terex's parts distribution center.

     Gross Profit

Gross profit for the nine months ended September 30, 1999 increased $72.0 million, or approximately 44%, to $236.1 million as a result of acquisitions and internally generated growth in both the Terex Lifting and Terex Earthmoving businesses.

Terex Lifting's gross profit increased $25.9 million to $119.4 million for the nine months ended September 30, 1999, compared to $93.5 million for the nine months ended September 30, 1998. The increase in gross profit was driven by the performance of businesses acquired and internally generated growth, offset to some extent by the decline in the North American aerial work platform business. Gross profit as a percentage of sales decreased to 16.0% from 16.7% in 1998 due primarily to an increase in lower-margin machine sales, sales mix and the impact of Terex's North American aerial work platform business, which reported a deterioration in gross profit percentage during the period.

Terex Earthmoving's gross profit increased $43.1 million to $112.9 million for the nine months ended September 30, 1999, compared to $69.8 million for the nine months ended September 30, 1998. The increase in gross profit was due to the performance of businesses acquired, and internally generated growth, primarily the Coal India order. The gross margin percentage decreased to 18.8% from 20.1% in 1998 driven primarily by the sales mix, as machine sales carry a lower gross margin than part sales.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $98.8 million for the nine months ended September 30, 1999 from $74.4 million for the nine months ended September 30, 1998, principally reflecting the effect of businesses acquired. However, as a percentage of sales, selling, general and administrative expenses decreased to 7.2% for the nine months ended September 30, 1999 as compared to 8.2% for the nine months ended September 30, 1998.

Terex Lifting's selling, general and administrative expenses increased to $44.1 million for the nine months ended September 30, 1999 from $33.1 million for the nine months ended September 30, 1998. This increase in selling, general and administrative expenses was principally due to businesses acquired. As a percentage of sales, however, selling, general and administrative expenses for the period remained at 5.9%, the same as in 1998. Excluding businesses acquired, selling, general and administrative expenses actually remained constant in dollars and decreased as a percentage of sales when compared to the comparable period of the prior year.

Terex Earthmoving's selling, general and administrative expenses increased to $50.3 million for the nine months ended September 30, 1999 from $38.8 million for the comparable period in 1998. This increase was principally due to businesses acquired. As a percentage of sales, selling, general and administrative expenses decreased to 8.4% for the nine months ended September 30, 1999 from 11.2% for the comparable 1998 period. Excluding businesses acquired, selling, general and administrative expenses actually decreased in both dollars and as a percentage of sales when compared to the comparable 1998 period.

     Income from Operations

On a consolidated basis, the Company had operating income of $137.3 million, or 10.0% of sales, for the nine months ended September 30, 1999, compared to operating income of $89.7 million, or 9.8% of sales, for the nine months ended September 30, 1998, for the reasons mentioned above.

Terex Lifting's income from operations of $75.3 million for the nine months ended September 30, 1999 increased by $14.9 million over the nine months ended September 30, 1998. The increase was the result of internal growth driven by strong performances within our North American utility aerial and material handling businesses, continued growth within our European lifting business, continuing cost control efforts and the impact of businesses acquired (approximately $11 million), but was somewhat offset by losses at our North American aerial work platform business.

Terex Earthmoving's income from operations of $62.6 million for the nine months ended September 30, 1999 increased by $31.6 million over the nine months ended September 30, 1998, primarily due to the impact of the Coal India order, strong results in the off-highway truck business, businesses acquired (approximately $11 million), and continuing cost control efforts.

     Interest Expense

During the nine months ended September 30, 1999, the Company's net interest expense increased $13.1 million to $45.2 million from $32.1 million for the comparable 1998 period. This increase was due to higher debt levels in the nine months ended September 30, 1999 versus the comparable period in 1998, principally due to acquisitions.

     Extraordinary Items

The Company recorded a charge of $38.3 million in the nine months ended September 30, 1998 to recognize a loss on the early extinguishment of debt in connection with the redemption of certain senior secured notes and the refinancing of the Company's bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $0.4 million was provided by operating activities during the nine months ended September 30, 1999. This reflects the approximately $40 million in cash generated by operations during the three months ended September 30, 1999. Operating results for the nine months before depreciation and amortization provided $106.2 million, and approximately $105.7 million was invested in working capital. The increase in working capital reflects the impact of the Coal India contract and the general increase in business activity. Net cash used in investing activities was $486.0 million during the nine months ended September 30, 1999 and primarily represents the acquisitions of certain businesses referred to below. Net cash provided by financing activities of $615.3 million during the nine months ended September 30, 1999 represents the net proceeds from the issuance of an aggregate of 5.5 million shares of common stock ($162.8 million) and the 1999 Senior Subordinated Notes ($94.9 million), and borrowings under the Company's bank credit facilities ($421.2 million) offset by debt issue costs and the Company's repayment of principal under a bank credit facility. Cash and cash equivalents totaled $154.1 million at September 30, 1999, an increase of $129.0 million from December 31, 1998.

On April 1, 1999, the Company acquired Amida, a manufacturer of light construction equipment, principally mobile light towers, concrete screeds, motorized front dumpers and directional arrow boards, at its facility in Rock Hill, South Carolina.

The Company announced on June 15, 1999 an offer to acquire all of the issued and to be issued share capital of Powerscreen. On July 27, 1999, the effective date of acquisition, Terex declared the offer for Powerscreen unconditional, with respect to all valid acceptances received. Powerscreen, headquartered in Dungannon, Northern Ireland, is a manufacturer and marketer of screening and crushing equipment for the quarrying, construction and demolition industries. The purchase price of GBP 181 million (approximately $294 million) was financed with a loan under a bank credit facility maturing March 2006. As of September 30, 1999, Terex owned 95.76% of Powerscreen's issued share capital and had taken management and operational control of Powerscreen. As of October 21, 1999, Terex acquired 100% of Powerscreen's issued share capital.

On August 26, 1999, the Company acquired Cedarapids for $170 million. Cedarapids, headquartered in Cedar Rapids, Iowa, is a manufacturer and marketer of mobile crushing and screening equipment, asphalt pavers and asphalt material mixing plants. The acquisition was financed through cash on hand and approximately $125 million in additional debt.

On September 20, 1999, the Company completed the acquisition of certain assets and liabilities of a manufacturer and marketer of concrete finishing equipment located near Toronto, Canada.

On September 29, 1999, the Company completed the acquisition of certain assets and liabilities of a manufacturer and marketer of trommels, conveyors, and picking stations located in Pennsylvania.

On June 22, 1999, the Company issued 3.5 million shares of common stock in a public offereing for net proceeds to the Company of $103.7 million.

On July 2, 1999, the Company entered into a credit agreement for a term loan of up to $325 million to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. This credit agreement was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 million to acquire Cedarapids. As of September 30, 1999, the Company had borrowed $421.2 million under this facility. The term loans under this facility mature in March 2006 and bear interest, at the Company's option, at a rate of 3.00% to 3.50% per annum in excess of the adjusted Eurodollar rate or 2.00% to 2.50% in excess of the prime rate.

On July 28, 1999, the Company issued an additional 2 million shares of common stock for net proceeds to the Company of approximately $59 million. The shares were sold in a transaction initiated by Wellington Management Company, LLP on behalf of one of its funds.

On November 3, 1999, the Company acquired the Material Handling Business of Teledyne Specialty Equipment, a division of Allegheny Teledyne Incorporated. This business manufactures and markets self propelled, light weight, truck mountable forklifts at its facilities in Canal Winchester, Ohio and Vrouwenparochie, The Netherlands.

Since the beginning of 1995, including the acquisitions noted above, the Company has invested approximately $960 million to strengthen its core businesses through sixteen strategic acquisitions. The Company expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. Terex will continue to pursue strategic acquisitions which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including the sale of business units, or any combination thereof.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on the 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes and monthly interest payments on the Company's bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements.


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

If the IRS prevails on all the issues raised, the amount of the tax the Company would have to pay would be approximately $56 million plus penalties of approximately $12.8 million and interest through September 30, 1999 of approximately $125.7 million. The penalties claimed by the IRS are between 20% and 25% of the amount of the tax deficiency assessed against the Company. Interest on the amount of tax deficiency and penalties assessed against the Company is currently accruing at a rate of 10% per annum. If the Company is required to pay a significant portion of the tax deficiency claimed by the IRS, it may not have or be able to obtain the money necessary to pay the tax deficiency and continue in business.

The Company believes that it has provided adequate documentation for a large part of the tax deductions the IRS has disallowed. In addition, the IRS has advised the Company that it is no longer challenging the Company's right to use the NOLs in question, as well as many of the other adjustments raised by the IRS. As a result, the Company does not believe that the outcome of the audit will have a material adverse effect on its financial condition or results of operations. However, the Company may lose or have to use some of its NOLs as a result of the audit. In addition, there is also a possibility that the Company will have to pay some amount of tax, penalties and interest to the IRS to resolve this matter. The final outcome of the audit cannot be determined or estimated at this time. Accordingly, the Company does not have any additional reserves for amounts which might be due as a result of the audit because the loss ranges from zero to $56 million plus interest and penalties.

         Year 2000 Issue

The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1999 is represented by the number "99" in many legacy software applications. Consequently, on January 1, 2000 the year will jump back to "00" for many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. Accordingly, when computing basic lengths of time, computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the Year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely affect the Company's business, financial condition, liquidity or results of operations.

The Company has conducted a company-wide assessment of its computer systems, products and operations infrastructure to identify computer hardware, software, and process control systems that are not Y2K compliant. The Company believes that it has identified those business-critical computer systems which are not presently Y2K compliant, and has instituted a plan to replace, upgrade or modify these systems by the end of 1999. However, the Company acquired thirteen new companies during 1999 and 1998, six of which are located in Europe. The business-critical systems of certain of the newly acquired companies, including O&K Mining GmbH and Powerscreen, were not Y2K compliant at the time of acquisition. The Company has instituted a plan to replace, upgrade or modify the systems at these acquired companies and expects to be completed by the end of 1999; however, no assurance can be given that the replacement, upgrade or modification of the systems at these companies will be timely completed. The total cost associated with required modifications to become Y2K compliant is not expected to exceed $5 million, and a significant portion of these costs were planned upgrades to the current financial and operating systems.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets, which include the British Pound, German Mark, French Franc and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 1999, the Company had foreign currency contracts which were hedges of firm commitments totaling approximately $14 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $0.1 million at September 30, 1999.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and the London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At September 30, 1999, the Company had approximately $211 million of interest rate swaps fixing interest rates between 6.6% and 9.5%. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $2.0 million at September 30, 1999.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial position, operation or cash flows of the Company. For information concerning contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

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

              (b) Reports on Form 8-K.  During the quarter  ended  September 30,
                  1999, the Company filed the following Current Reports on Form 8-K:

- A report on Form 8-K dated July 19, 1999 was filed on July 21, 1999, announcing the signing of a definitive agreement to acquire all of the outstanding capital stock of Cedarapids, Inc.

- A report on Form 8-K dated July 27, 1999 was filed on July 28, 1999, announcing that valid acceptances of the Company's offer to acquire all issued share capital of Powerscreen International plc had been received by approximately 61.24% of the issued share capital of Powerscreen International plc.

- A report on Form 8-K dated July 27, 1999 was filed on August 9, 1999, announcing that valid acceptances of the Company's offer to acquire all issued share capital of Powerscreen International plc had been received by approximately 61.24% of the issued share capital of Powerscreen International plc. This report further disclosed that the financial statements and pro forma financial information required to be filed in connection with the acquisition of Powerscreen International plc would be filed within sixty days.

- A report on Form 8-K dated August 26, 1999 was filed on September 9, 1999, announcing the completion of the acquisition of all of the outstanding capital stock of Cedarapids, Inc.

- A report on Form 8-K/A dated July 27, 1999 was filed on October 8, 1999. The amendment provided the financial statements and pro forma information required to be filed in connection with the acquisition of Powerscreen International plc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TEREX CORPORATION
                                                  (Registrant)


Date:  November 10, 1999                   /s/ Joseph F. Apuzzo
                                              Joseph F. Apuzzo
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Date:  November 10, 1999                   /s/ Kevin M. O'Reilly
                                              Kevin M. O'Reilly
                                              Controller
                                              (Principal Accounting Officer)

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

4.4 First Supplemental Indenture, dated as of September 23, 1998, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to Exhibit 4.4 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.5 Second Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to Exhibit 4.5 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.6 Third Supplemental Indenture, dated as of July 29, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to Exhibit 4.6 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.7 Fourth Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1999).*

4.8 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

4.9 First Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.8 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.10 Second Supplemental Indenture, dated as of July 30, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.9 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.11 Third Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999).*

10.1      Terex   Corporation   Incentive   Stock   Option   Plan,   as  amended
          (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement of Terex Corporation, Registration No. 33-21483).

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

10.19 Amendment No. 3 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.22 Amendment No. 6 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent.*

10.23 Tranche C Credit Agreement, dated as of July 2, 1999, as amended and restated as of August 23, 1999, among Terex Corporation, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent.*

10.24 Purchase Agreement dated as of March 9, 1999 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.27 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.28 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999 (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.29 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov.*

10.30 Employment and Compensation Agreement, dated as of January 1, 1999, between Terex Corporation and Ronald M. DeFeo.*

12.1      Calculation of Ratio of Earnings to Fixed Charges.*

27.1      Financial Data Schedule.*

*        Exhibit filed with this document.