Form 10-K
period 1999-12-31
TEREX CORP
filed 2000-03-24
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                                       or

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
|_|                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $368.8 million based on the last sale price on March 15, 2000.

                The  number  of  shares  of  the   Registrant's   Common   Stock
outstanding was 27,577,158 as of March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:
          Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2000 Annual
                    Meeting of Stockholders are incorporated
                       by reference into Part III hereof.

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 1999

                                      Page
                                     PART I

Item 1  Business.............................................................  3
Item 2  Properties........................................................... 17
Item 3  Legal Proceedings.................................................... 18
Item 4  Submission of Matters to a Vote of Security Holders.................. 19

                                     PART II

Item 5  Market for Registrant's Common Stock and Related Stockholder Matters. 20
Item 6  Selected Financial Data.............................................. 21
Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 22
Item 7A Quantitative and Qualitative Disclosure About Market Risk............ 29
Item 8  Financial Statements and Supplementary Data.......................... 30
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................... 30

                                    PART III

Item 10 Directors and Executive Officers of the Registrant................... *
Item 11 Executive Compensation............................................... *
Item 12 Security Ownership of Certain Beneficial Owners and Management....... *
Item 13 Certain Relationships and Related Transactions....................... *

                                     PART IV
Item 14 Exhibits, Financial Statement Schedule and Reports on Form 8-K....... 31



* Incorporated by reference from Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2000 Annual Meeting of Stockholders.

As used in this Annual Report on Form 10-K,  unless otherwise  indicated,  Terex
Corporation,   together  with  its  consolidated  subsidiaries,  is  hereinafter referred to as "Terex," the "Registrant," or the "Company."

                                     PART I

ITEM 1. BUSINESS

General

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. The Company strives to build a growing franchise under the Terex brand name. The Company remains focused on its mission of delivering products that are reliable, productive and cost-effective, and of producing equipment that improves our customers' return on invested capital. The Company organizes itself into two business segments, Terex Lifting and Terex Earthmoving. The Company's products are manufactured at 35 plants in the United States, Europe and Australia, and are sold primarily through a worldwide distribution network with over 1,000 locations to the global construction, infrastructure and surface mining markets.

Over the past several years, the Company has implemented a series of interrelated operational and strategic initiatives designed to create a competitive advantage in the marketplace. These include (i) increasing the variable portion of its manufacturing costs to over 80%; (ii) reducing operating expenses as a percentage of revenues substantially below the industry's average and eliminating non value-added functions throughout the organization; (iii) providing our customers with a cost-effective product line; and (iv) diversifying the Company's product line in order to maximize financial performance.

During  1999,  the Company  continued  to  diversify  its product  offerings  by expanding its presence in the aggregates industry with the acquisitions of Powerscreen International plc ("Powerscreen") and Cedarapids, Inc. ("Cedarapids"). These two acquisitions make the Company one of the world's leaders in the markets for screening and crushing equipment for the quarrying, infrastructure development, demolition and recycling industries. The Company believes that this sector of the construction industry is growing due in large part to the Transportation Equity Act for the 21st Century (TEA-21), the six-year federal transportation bill passed by Congress in 1998. Terex's integrated product line (including hydraulic mining shovels, articulated trucks, crushers, screens, asphalt plants, asphalt pavers, and compaction machines) puts the Company in a position to benefit from this legislation.

During 1999, the Company acquired Amida Industries, Inc. ("Amida") and Bartell Industries Inc. ("Bartell"). These two companies, which manufacture and sell floodlighting systems, concrete power trowels, concrete placement systems and traffic control products designed for the rental distribution business, have created the base for a new business designed to serve the growing needs of this customer base. These businesses have been integrated with various other smaller construction products manufactured and sold by the Company (including compaction machines, rollers and access equipment) to form the Terex Light Construction product line.

For financial information about the Company's industry and geographic segments, see Note N --- "Business Segment Information" in the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Terex Lifting

Terex Lifting manufactures and sells telescopic mobile cranes (including rough terrain, truck and all terrain mobile cranes), tower cranes, lattice boom cranes, aerial work platforms (including scissor, articulated boom and straight telescoping boom aerial work platforms), utility aerial devices (including digger derricks and articulated aerial devices), telescopic boom material handlers (including container stackers and rough terrain), truck mounted cranes (boom trucks), truck mounted material handlers and related components and replacement parts. Construction and industrial customers, as well as utility companies, are the primary users of these products. Customers use these products to lift equipment, material or workers to various heights. Throughout the world market, mobile cranes are principally sold to rental companies and dealers with rental fleets. Terex Lifting's mobile crane market share varies dramatically by geographical area; however, the Company believes it is the leading manufacturer of mobile cranes in France, Italy and Spain and is the second largest manufacturer in the United States. The Company also believes that it is the second largest manufacturer in the United States of utility aerial devices, the third largest manufacturer of tower cranes worldwide and the largest manufacturer of truck mounted material handlers worldwide.

Terex Lifting has 18 significant manufacturing operations: (i) PPM S.A. located in Montceau-les-Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured; (ii) Terex Italia srl, located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names; (iii) PPM Cranes, Inc., located in Conway, South Carolina, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the P&H (a licensed trademark of
Harnischfeger Corporation) and TEREX brand names; (iv) Terex Lifting - Waverly Operations, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the brand names TEREX and LORAIN, and aerial lift equipment is manufactured under the brand names TEREX AERIALS and TEREX; (v) Terex-Telelect, Inc. ("Telelect"), located in Watertown, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TELELECT and HI-RANGER brand names; (vi) Terex Aerials Limited, located in Cork, Ireland, at which aerial platforms are manufactured under the TEREX brand name; (vii) Terex RO Corporation ("Terex RO"), located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name; (viii) Terex Handlers, located in Baraga,
Michigan, at which rough terrain telescopic boom material handlers are manufactured under the SQUARE SHOOTER and TEREX brand names; (ix) Holland Lift, located in Hoorn, the Netherlands, at which aerial platforms are manufactured under the HOLLAND LIFT brand name; (x) The American Crane Corporation ("American Crane") located in Wilmington, North Carolina, at which lattice boom cranes are manufactured under the AMERICAN brand name; (xi) Italmacchine SpA ("Italmacchine"), located near Perugia, Italy, at which rough terrain telescopic material handlers are manufactured under the ITALMACCHINE and TEREX brand names and cement mixers and concrete pumps are manufactured under the ITALMACCHINE brand name; (xii) Terex Peiner GmbH ("Peiner"), located in Trier, Germany, at which tower cranes are manufactured under the PEINER trade name; (xiii) Gru Comedil SpA ("Comedil"), located in Fontanafredda, Italy, at which tower cranes are manufactured under the COMEDIL trade name; (xiv) Moffett Engineering Limited ("Moffett"), located in Dundalk, Ireland, at which truck mounted material handlers are manufactured under the Moffett trade name; (xv) Matbro Limited ("Matbro"), located in Tetbury, England, at which material handlers are manufactured under the MATBRO trade name; (xvi) Terex Princeton ("Princeton"), located in Canal Winchester, Ohio, at which truck mounted material handlers are manufactured under the PRINCETON trade name; (xvii) Kooi B.V. ("Kooi"), located in Vrouwenparochie, The Netherlands, at which truck mounted material handlers are manufactured under the KOOI trade name; and (xviii) Franna Cranes Pty. Ltd. ("Franna Cranes"), located in Brisbane, Australia, at which all terrain mobile cranes are manufactured under the FRANNA trade name.

During 1999, the Company completed three acquisitions that continued the growth of Terex in the lifting segment. In July 1999, the Company acquired Powerscreen, which included the Moffett and Matbro material handling manufacturers. On November 3, 1999, the Company completed the purchase of the Material Handling Division of Teledyne, Inc., which included substantially all the assets comprising the Princeton business and all of the capital stock of Teledyne GmbH, which owns Kooi. Princeton and Kooi manufacture truck mounted material handlers. On December 1, 1999, the Company also completed the purchase of all of the capital stock of Franna Cranes, the leading manufacturer of all-terrain "pick and carry" cranes in Australia.

The North American lifting market in 1999 was strong due to construction spending in the industrial, commercial and housing sectors. The hydraulic mobile crane business, which experienced a strong first half of 1999, slowed down during the second half of 1999 as the customer base was impacted by consolidations. Nevertheless, the Company continued its penetration of the U.S. commercial market and increased its market share for hydraulic mobile cranes in 1999. In the past two years, the Company believes that Terex Lifting gained approximately nine percentage points of market share in U.S. hydraulic mobile cranes. Terex Lifting also expanded its tower crane presence in the North American market through its American Crane subsidiary. The Company's American Crane subsidiary also entered into a licensing agreement with IHI of Japan to provide a more diversified and cost-effective lattice boom crane product line to the Company's customers.

Terex Handlers generated an increase of approximately 51% in revenues from 1998 to 1999, and its business has increased four-fold since acquired in 1997. In 1999 the Company was also named a preferred supplier of material handlers by the largest U.S. rental company. Revenues at the Company's Telelect subsidiary, which manufactures utility aerial devices, increased approximately 38% in 1999 as it continued to increase its penetration in North and Central America.

The European Lifting segment performance was driven by acquisitions and the improvements in European economic activity, especially in Southern Europe. The Company's European aerial work platform business grew in excess of 25% in 1999, driven by increased penetration and usage within the European Community. Italmacchine, Peiner and Comedil, which were acquired at the end of 1998, were integrated during 1999 within the Company's manufacturing model and distribution network, with a resulting increase in business activity.

Terex Earthmoving

Terex Earthmoving currently manufactures and sells large hydraulic excavators, articulated and rigid off-highway trucks, high capacity surface mining trucks, scrapers, crushing and screening equipment, asphalt pavers, asphalt mixing plants, and related components and replacement parts. These products are used primarily by construction, mining, quarrying and government customers. Terex Earthmoving believes that it has the leading market share for large hydraulic excavator models having machine weights in excess of 200 tons, that it is a significant competitor in the market for large capacity off highway haulers and scrapers and that it had the leading market share in high capacity surface mining trucks in 1999. Terex Earthmoving has eleven significant manufacturing operations: (i) Terex Equipment Limited ("TEL"), located in Motherwell, Scotland; (ii) Unit Rig ("Unit Rig") and Payhauler Corporation ("Payhauler"), located in Tulsa, Oklahoma; (iii) O&K Mining GmbH ("O&K Mining"), located in Dortmund, Germany; (iv) Powerscreen, located in Dungannon, Northern Ireland and Kilbeggan, Ireland; (v) Finlay Hydrascreens (Omagh) Limited ("Finlay"), located in Omagh, Ireland; (vi) B.L. Pegson Limited ("B.L. Pegson"), located in
Coalville, England; (vii) Simplicity Engineering ("Simplicity"), located in Durand, Michigan; (viii) Re-Tech, located in Lebanon, Pennsylvania; (ix) Benford Limited ("Benford"), located in Warwick, England; (x) Cedarapids, located in Cedar Rapids, Iowa; and (xi) Standard Havens, Inc. ("Standard Havens"), located in Glasgow, Missouri.

TEL manufactures, sells and markets off-highway rigid haulers and articulated haulers, having capacities ranging from 25 to 100 tons, and scrapers that load, move and unload large quantities of soil for site preparations, including roadbeds. TEL's products are sold under the Company's TEREX brand name. Unit Rig and Payhauler manufacture, sell and market electric rear hauler trucks with payload capacities ranging from 50 to 340 tons and bottom dump haulers with capacities ranging from 180 to 270 tons, principally sold to copper, gold, iron ore and coal mining industry customers, as well as all wheel drive rigid off-highway trucks. O&K Mining manufactures and sells large hydraulic mining shovels. Cedarapids, Finlay, Powerscreen, B.L. Pegson, Simplicity and Re-Tech manufacture, sell and market crushing and screening equipment. Cedarapids also manufactures, sells and markets a line of asphalt pavers and associated equipment. Standard Havens manufactures, sells and markets asphalt plants. Benford manufactures, sells and markets dumpers and compactors. These products are sold under the Company's TEREX, UNIT RIG, LECTRA HAUL, O&K, PAYHAULER, POWERSCREEN, FINLAY, SIMPLICITY, CEDARAPIDS, BENFORD, BROWN LENOX, PEGSON, ROYER, RE-TECH, ENVIROQUIP and CEDARAPIDS/STANDARD HAVENS brand names. TEL's North, Central and South American sales and distribution are managed by Terex Americas, a division of the Company, located in Tulsa, Oklahoma. In addition, Terex Earthmoving has an interest in North Hauler Limited Liability Company, a corporation incorporated under the laws of China, a joint venture with Second Inner Mongolia Machinery Company for the production of haulers in China. North Hauler Limited Liability Company manufactures and sells heavy trucks, principally used in mining, at a facility in Baotou, Inner Mongolia, and the People's Republic of China.

During 1999, the Company entered the aggregates industry with the acquisitions of Powerscreen and Cedarapids. The Company acquired Powerscreen and its subsidiaries in July 1999 for an aggregate price of approximately $294 million and Cedarapids in August 1999 for an aggregate price of approximately $170 million. These two acquisitions, which represent approximately $500 million in combined revenues, provide the Company with a leading market position in the crushing and screening equipment markets. Both acquisitions further the Company's strategy of diversifying both its products and the geographic range of its customers.

In the fourth quarter of 1998, Terex Earthmoving introduced redesigned articulated and rigid off-highway trucks (25 to 100 tons). These products were well received in the Company's established markets such as North America and Europe, as well as in new markets in North Africa and Asia, with over 1,000 trucks sold in 1999. This new product line demonstrates the Company's ability to provide a cost-effective product line with superior performance and durability at a very competitive price. Coupled with the enhanced quality of the machines, Terex trucks gained market share during 1999 on a worldwide basis.

Unit Rig manufactured 223 mining trucks during 1999 compared to 29 mining trucks in 1998. The $157 million Coal India order for 160 Unit Rig 120-ton mining trucks that was received in late 1998 was delivered during 1999 ahead of schedule to the satisfaction of the customer. This was the largest mining truck order ever awarded to the Company and provides the Company with the unique opportunity to continue serving the Indian mining industry with their aftermarket parts and service needs for the next decade. In addition, during 1999 Terex Earthmoving obtained in excess of $200 million in new orders for the next five years from world-class surface mine operators such as Rio Tinto and Cleveland Cliffs, making Unit Rig number one in market share for surface mining trucks in 1999. Despite continued weakness in the mining industry because of low but rebounding commodity prices, O & K Mining, which was acquired in 1998, has generated interest from customers searching for cost-effective solutions to their mining needs for hydraulic shovels. The acquisition of O & K Mining has allowed Terex Earthmoving to sell mining truck and hydraulic mining shovel packages to customers worldwide.

The major product development effort in 1999 for Terex Earthmoving included the MT5500 truck with a minimum of 2700 hp and a 340-ton payload capacity. This truck, with a new A/C drive system, was introduced in late 1999, and the Company is already receiving orders from domestic and international customers. In September 1999, O&K Mining introduced the newly developed RH 120E hydraulic shovel. This 250-ton machine has considerably lower operating costs and higher productivity than its predecessor, the RH 120C. The introduction during 1999 by O&K Mining of an electric drive version of the RH 400, the world's largest hydraulic mining shovel, should allow the Company to enter a segment of the market that was previously not available to it.

Other

Terex Light Construction currently manufactures and sells mobile and portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems and traffic control products, and related components and replacement parts. These products are typically used for rental and construction applications. Terex Light Construction consists of Amida, located in Rock Hill, South Carolina, and Bartell, located in Brampton, Ontario, Canada. Terex Light Construction also distributes products in North America that are manufactured in the Terex Benford facility in Warwick, England, including dumpers and compaction machines. These products are sold under the Company's AMIDA, BARTELL, BENFORD, MORRISON and TEREX brand names. These products are typically used for rental and construction applications.

Terex Light Construction has two significant manufacturing operations: (i) Amida, located in Rock Hill, South Carolina, which manufactures and sells portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems and traffic control products under the AMIDA, BARTELL, MORRISON, BENFORD and TEREX brand names; and (ii) Bartell, located in Brampton, Ontario, Canada, which manufactures and sells concrete power trowels and concrete finishing systems under the BARTELL brand name.

The light equipment concept originated in April 1999 with the acquisition of Amida. Terex Light Construction is structured to capitalize on the growing rental segment of the construction equipment industry. The Company's strategy is to expand its product offerings to the national rental companies, while maintaining its business with independent rental stores. The Company's consolidation efforts are creating value for customers through the synergies of the Company's sales force and elimination of costly distribution steps, such as manufacturer's representatives, thus lowering the cost of the Company's products to its customers.

The Terex Light Construction product line was broadened by the addition of the Benford line of compaction equipment as part of the July 1999 acquisition of Powerscreen, the acquisition of Bartell in September 1999 and the consolidation of the Company's U.S. scissor lift business in December 1999. During the time in 1999 when the Company owned these businesses, overall sales in this segment grew approximately 15% to $30 million, with floodlighting sales up over 30% and dumper sales up approximately 45%. This growth was driven primarily by the Company's continued penetration of the national rental companies such as RSC, United Rentals, Hertz, Prime, and NationsRent. The Company has also developed new distribution channels in the European, Central American, and South American markets.

Terex Light Construction expects to capitalize on the continuing growth of the rental industry and the Company's increasing involvement as a preferred supplier to the Caterpillar rental store program in both North and South America. New products that will be introduced in 2000 include the Amida TX3000 small footprint light tower, the Bartell TS100 diesel ride-on power trowel, and three new models of Benford vibratory rammers.


Products

Telescopic Mobile Cranes

Telescopic mobile cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material to heights in excess of 50 feet. Terex Lifting manufactures the following types of telescopic mobile cranes:

[Graphic]      Rough  Terrain  Cranes  -- are  designed  to lift  materials  and equipment on rough or uneven terrain. Rough terrain cranes are most often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Rough terrain cranes manufactured by Terex Lifting have maximum lifting capacities of up to 100 tons and maximum tip heights of up to 225 feet. Terex Lifting manufactures its rough terrain cranes at its facilities located at Waverly, Iowa, Conway, South Carolina,
               Montceau-les-Mines, France, and Crespellano, Italy under the brand names TEREX, LORAIN, P&H, PPM and BENDINI.

[Graphic]      Truck  Cranes -- have two cabs and can  travel  rapidly  from job site to job site at highway speeds. In contrast to rough terrain cranes, which are often located for extended periods at a single work site, truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Truck cranes manufactured by Terex Lifting have maximum lifting capacities of up to 75 tons and maximum tip heights of up to 193 feet. Terex Lifting manufactures truck cranes at its Waverly, Iowa and Conway, South
               Carolina facilities under the brand names TEREX, P&H and LORAIN.

[Graphic]      All Terrain Cranes -- were developed in Europe as a cross between rough  terrain  and truck  cranes in that  they are  designed  to travel across both rough terrain and highways. All terrain cranes have two cabs and are  versatile  and  highly  maneuverable.  All
               terrain  cranes   manufactured  by  Terex  Lifting  have  lifting
               capacities of up to 130 tons and maximum tip heights of up to 246 feet. Terex Lifting manufactures its all terrain cranes at its Montceau-les-Mines, France and Brisbane, Australia facilities under the brand names TEREX, PPM and FRANNA.

Truck Mounted Cranes (Boom Trucks)

Terex Lifting manufactures telescopic boom cranes for mounting on commercial truck chassis. Truck mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have a lower lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are required. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include the installation of air conditioners and other roof equipment. The Terex Lifting segment manufactures the following type of crane for installation on truck chassis:

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

[Graphic]      Flat  Top  Tower  Cranes  -- have a tower  and a  horizontal  jib assembled from sections. There is no tower extension above the jib, which reduces cost and facilitates assembly; the jib is self-supporting and consists of reinforced jib sections. These cranes are assembled on site in one to two days, and can increase in height with the project; they have a maximum freestanding height of 305 feet and a maximum jib length of 280 feet.

[Graphic]      Luffing  Jib  Tower  Cranes  -- have a tower  and an  angled  jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. Unlike other tower cranes, there is no trolley to control lateral movement of the load, which is accomplished by changing the jib angle. These cranes are assembled on site in two to three days, and can increase in height with the project; they have a maximum freestanding height of 185 feet and a maximum jib length of 200 feet.

Lattice Boom Cranes

Terex Lifting produces crawler and truck mounted lattice boom cranes.

[Graphic]      The crawler-mounted cranes are designed to lift material on rough terrain and can maneuver while bearing a load. Truck mounted lattice boom cranes are used on-roads, typically in urban areas.
               Both types consist of a boom made of tubular steel sections, which are transported to and erected, together with the base unit, at a construction site. Terex Lifting manufactures lattice boom crawler cranes at its Wilmington, North Carolina facilities under the TEREX and AMERICAN brand names. These lattice boom crawler cranes have lifting capacities from 125 to 450 tons, and lattice boom truck cranes have lifting capacities up to 300 tons.

Aerial Work Platforms

Aerial work platforms are self-propelled devices which position workers and materials easily and quickly to elevated work areas. These products have developed over the past 20 years as alternatives to scaffolding and ladders. The work platform is mounted on either a telescoping and/or articulating boom or on a vertical lifting scissor mechanism. Terex Lifting manufactures the following types of aerial work platforms:

[Graphic]      Scissor  Lifts -- are used in open  areas in  indoor  or  outdoor
               applications  in  a  variety  of  construction,   industrial  and
               commercial settings. Scissor lifts manufactured by Terex Lifting have maximum working heights of up to 110 feet and maximum load capacities of up to 2,000 pounds. Terex Lifting manufactures scissor aerial work platforms at its Waverly, Iowa, and Hoorn, The Netherlands facilities under the brand names TEREX AERIALS and HOLLAND LIFT.

[Graphic]      Straight  Telescopic Boom Lifts -- are used primarily outdoors in residential, commercial and industrial new construction and maintenance projects. Straight telescopic boom lifts manufactured by Terex Lifting have maximum working heights of up to 126 feet and maximum load capacities of up to 650 pounds. Terex Lifting manufactures its straight telescopic aerial work platforms at its Waverly, Iowa facility under the brand name TEREX AERIALS.

[Graphic]      Articulating  Telescopic  Boom  Lifts  -- are  generally  used in industrial environments where the articulation allows the user to access elevated areas over machines or structural obstacles which prevent access with a scissor lift or straight boom. Articulating lifts available from Terex Lifting have maximum working heights of up to 86 feet and maximum load capacities of up to 500 pounds.
               Terex Lifting manufactures its articulating telescopic boom lifts at its Cork, Ireland facility under the brand name TEREX AERIALS.

Utility Aerial Devices

Utility aerial devices are used to set utility poles and move workers and materials to work areas at the top of utility poles and towers. Utility aerial devices are mounted on commercial truck chassis, which include separately installed steel cabinets for tool and material storage. Most utility aerial devices are insulated to permit live wire work.

[Graphic]      Articulated Aerial Devices -- are used to elevate workers to work areas at the top of utility  poles or in trees and include one or two man baskets.  Articulated aerial devices available from Terex
               Lifting include telescopic,  non-overcenter and overcenter models and range in  working  heights  from 32 to 103 feet.  Articulated
               aerial  devices  are   manufactured   by  Terex  Lifting  at  its
               Watertown, South Dakota facility under the brand names TELELECT and HI-RANGER.

[Graphic]      Digger  Derricks -- are used to set telephone  poles.  The digger derricks include a telescopic boom with an auger mounted at the tip, which digs a hole, and a device to grasp, manipulate and set the pole. Digger derricks available from Terex Lifting have sheave heights exceeding 95 feet and lifting capacities up to 48,000 pounds. Digger derricks are manufactured by Terex Lifting at its Watertown, South Dakota facility under the brand name
               TELELECT.

Telescopic Material Handlers

Telescopic material handlers are used to lift containers or other material from one location to another at the same job site.

[Graphic]      Telescopic  Container  Stackers  -- are used to pick up and stack containers  at  dock  and  terminal  facilities.  At the end of a telescopic  container  stacker's boom is a spreader which enables it to attach to containers of varying  lengths and weights and to rotate the  container  up to 360  degrees.  Telescopic  container stackers  are  particularly  effective  in  storage  areas  where containers  are  continually  added  and  removed,  and where the efficient  manipulation of, and access to, specific containers is required.  Telescopic  container  stackers  manufactured by Terex
               Lifting have lifting  capacities up to 49.5 tons, can stack up to six  full or nine  empty  containers  and  are  able to  maneuver
               through  very  narrow  areas.  Terex  Lifting   manufactures  its
               telescopic container stackers under the brand names PPM, TEREX and P&H SUPERSTACKERS at its Montceau-les-Mines, France facility.

[Graphic]      Rough  Terrain  Telescopic  Boom  Material  Handlers  --  serve a similar function as smaller size rough terrain  telescopic mobile
               cranes  and  are  used  to  move  and  place   materials  on  new
               residential and commercial job sites. Terex Lifting  manufactures
               rough  terrain   telescopic  boom  material  handlers  with  load
               capacities of up to 10,000 pounds and with a maximum extended reach of up to 31 feet and lift capabilities of up to 48 feet.
               Terex Lifting manufactures rough terrain telescopic boom material handlers at its facilities in Baraga, Michigan and Perugia, Italy under the brand names SQUARE SHOOTER, TEREX and ITALMACCHINE.

Truck Mounted Material Handlers

Truck mounted material handlers are mounted on delivery vehicles and are used to unload materials at the delivery site.

[Graphic]      Truck Mounted Material Handlers --Three Terex Lifting divisions -
               Princeton,  Kooi  and  Moffett  offer a  complete  range of truck mounted  material  handlers  worldwide to meet specific  customer capacity,  lifting  height and ground terrain  requirements.  The largest units have capacities up to 6,500 pounds and lift heights up to 13 feet.  All the  handlers  are  designed to ride with the delivery  vehicle and at the destination can be quickly  utilized
               by  the  driver  to  unload  and  place   material  at  locations
               convenient for the customer.  Some of the many materials  handled
               include  packaged  beverages,   agricultural  feed,  grass  turf,
               building materials and military  armaments.  The delivery terrain can vary from  smooth  streets to  construction  job  sites.  The primary benefits of the truck mounted material  handlers are that they  allow  the  driver  to  quickly  unload  a  vehicle  at the customer's location and place the material where the customer can easily use it. This  increases  the  efficiency of the driver and delivery vehicle and provides  increased value and service to the customer.  Terex  Lifting  manufactures  truck  mounted  material
               handlers  in  Canal  Winchester,   Ohio,   Vrouwenparochie,   the
               Netherlands, and Dundalk, Ireland under the respective brand names PRINCETON, KOOI and MOFFETT.

Rigid and Articulated Off-Highway Trucks

Terex Earthmoving manufactures two distinct types of off-highway trucks with hauling capacities from 25 to 100 tons: articulated and rigid frame.

[Graphic]      Articulated Off-Highway Trucks -- are three axle, six-wheel drive
               machines  with  a  capacity  range  of  25  to  40  tons.   Their
               differentiating  feature is an oscillating connection between the
               cab  and   body,   which   allows   the  cab  and  body  to  move
               independently.  This  enables  all six tires to  maintain  ground contact for improved traction on rough terrain.  This also allows the truck to move  effectively  through  extremely rough or muddy off-road conditions. Articulated off-highway trucks are typically used  together  with an excavator or wheel loader to move dirt in connection with road, tunnel or other infrastructure construction and  commercial,  industrial  or major  residential  construction
               projects.   Terex's   articulated   trucks  are  manufactured  in
               Motherwell, Scotland, under the brand names TEREX and O&K.

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

[Graphic]      High Capacity  Surface  Mining Trucks -- are off road dump trucks with capacities in excess of 120 tons used primarily for surface mining. Terex Earthmoving's trucks are powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current
               LECTRA HAUL product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 340 tons, and bottom dump trucks with capacities ranging from 180 to 270 tons.
               Terex Earthmoving's high capacity surface mining trucks are manufactured at Unit Rig, located in Tulsa, Oklahoma, under the UNIT RIG and LECTRA HAUL brand names.

Large Hydraulic Excavators

Terex Earthmoving sells hydraulic excavators, which are shovels primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, or rocks into trucks. These products are primarily utilized for quarrying construction materials or digging in opencast mines. Additional applications include large construction projects with difficult working conditions where large amounts of solid material and rock are to be moved.

[Graphic]      Terex  Earthmoving  offers a  complete  range of large  hydraulic excavators,  with  operating  weights  from 58 to 800  tons.  O&K
               Mining produces the RH 400, available in both electric and diesel drive,  the world's largest  hydraulic  excavator with an 800 ton machine weight and 80 ton bucket  capacity.  The inclusion of the
               RH 400 in Terex Earthmoving's  product line enables it to compete with the  most  popular  electric  rope  shovel  size  class  and
               represents   a   significant   growth   opportunity   for   Terex
               Earthmoving. Most hydraulic excavators sold by Terex Earthmoving are manufactured under the O&K brand name by O&K Mining in Dortmund, Germany.

Crushing and Screening Equipment

Terex Earthmoving's crushing and screening equipment is used in the aggregate processing and recycling industries. Crushing and screening products include crushers, screens, feeders and conveyors, which are used when processing raw aggregate materials. Typical crushing and screening operations utilize a combination of components in reducing virgin aggregate materials to required product sizes for final usage in road building and related construction applications. Crushing and screening plants can be either stationary or portable. Portable crushing and screening plants are configured with a variety of components to provide easy site-to-site mobility, application versatility, flexible on-demand finished product and reduced set-up time.

Crushing Equipment

Terex Earthmoving manufactures crushing equipment under the PEGSON and CEDARAPIDS brand names in Coalville, England and Cedar Rapids, Iowa, respectively. Terex Earthmoving produces the following types of crushing equipment:

[Graphic]      Jaw Crushers -- are primary  crushers with reduction  ratios of 6 to 1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.

[Graphic]      Horizontal  Shaft  Impactors  --  are  secondary  crushers  which utilize rotor impact bars and breaker plates to achieve high production tonnages and improved aggregate particle shape. The rugged durability and easy maintenance of horizontal shaft impactors ensure less downtime and reduced wear costs for the owner. They are typically applied to reduce soft to medium hard materials.

[Graphic]      Vertical  Shaft  Impactors -- are tertiary  crushers which reduce material  utilizing various rotor  configurations  and are highly adaptable to any  application.  Vertical  shaft  impactors can be customized to material conditions and desired product size/shape.
               A  full  range  of  models  provides   customers  with  increased
               tonnages, better circuit balance and screen efficiency.

[Graphic]      Cone Crushers -- are used in secondary and tertiary  applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubical shape are the principal features of these compression-type roller bearing crushers.

Screening Equipment

Terex Earthmoving manufactures screening equipment at its facilities in Dungannon, Northern Ireland, Kilbeggan, Ireland, Omagh, Northern Ireland, Durand, Michigan and Cedar Rapids, Iowa under the brand names POWERSCREEN, FINLAY, SIMPLICITY and CEDARAPIDS.

[Graphic]      Heavy  Duty  Inclined  Screens  and  Feeders -- are found in high tonnage applications. These units are typically custom designed to meet the needs of each particular customer. Although primarily found in stationary installations, Terex Earthmoving supplies a variety of screens and feeders for use on heavy duty portable crushing and screening spreads.

[Graphic]      Inclined  Screens -- are used in all phases of plant  design from handling  shot rock to fine  screening.  Capable of handling much larger  capacity  than a flat screen,  inclined  screens are most commonly found in large  stationary  installations  where maximum output is required.  This  requires the ability to custom  design
               and  manufacture   units  that  meet  both  the  engineering  and
               application requirements of the end user.

[Graphic]      Feeders  -- are  generally  situated  at the  primary  end of the processing  facility,  requiring rugged design in order to handle the  impact of the  material  being fed from  front end  loaders, excavators,  etc. The feeder  moves  material to the crushing and
               screening  equipment  in  a  controlled  fashion.   Some  feeders
               manufactured by Terex Earthmoving remove smaller sized materials through a short scalping area before reaching the crusher, significantly reducing the wear in the crusher chamber.

[Graphic]      Flat  Screens  -- combine  the high  efficiency  of a  horizontal screen with the capacity, bearing life and low maintenance of an inclined screen. They are adaptable for heavy scalping, standard duty and fine screening applications and are engineered for durability and user friendliness.

[Graphic]      Dry  Screening  -- is used to  process  materials  such as  sand, gravel, quarry rock, coal, construction and demolition waste, soil, compost and wood chips.

[Graphic]      Washing Screens -- are used to separate, wash, scrub, dewater and
               stockpile  sand  and  gravel.   Products  manufactured  by  Terex
               Earthmoving  include a completely  mobile single chassis  washing
               plant   incorporating   separation,   washing,   dewatering   and
               stockpiling,    mobile   and   stationary    screening   rinsers,
               bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative option to the bucket-wheel dewaterers.

[Graphic]      Trommels  --  are  used  in the  recycling  of  construction  and demolition  waste  material  as well as  soil,  compost  and wood
               chips.   Trommels   incorporate   conveyors  and  variable  speed
               fingertip  control of the belts and rotating drum to separate the various  materials.  Terex  Earthmoving  manufactures  a range of trommel and soil  shredding  equipment.  Terex  Earthmoving  also designs, sources,  installs,  commissions and provides aftersales support for turnkey recycling systems.  These systems are used to process  construction and demolition  waste, as well as decasing, segmenting and processing empty bottles. The soil shredding units are  mainly  used by  landscape  contractors  and  provide a high
               specification  end  product.   Trommels  are  produced  by  Terex
               Earthmoving at its facilities in Lebanon, Pennsylvania under the brand names RE-TECH, ROYER and ENVIROQUIP.

Asphalt Equipment

Terex Earthmoving manufactures asphalt mixing plants and asphalt pavers at its facilities in Cedar Rapids, Iowa, and Glasgow, Missouri.

[Graphic]      Asphalt  Pavers -- Terex  Earthmoving  sells asphalt  pavers with maximum widths from 18 feet to 30 feet. Pavers are available in rubber tire and steel or rubber track designs. The smaller units have a maximum paving width of 18 feet and are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects and have maximum paving widths ranging from 24 to 28 feet. High production pavers are engineered and built for heavy-duty, mainline paving and are capable of 30 foot maximum paving widths. All of the above feature direct hydrostatic drive for maximum uptime, patented frame raise for maneuverability and three-point suspension for smooth, uniform mats. Terex Earthmoving's asphalt pavers are manufactured under the CEDARAPIDS and GRAYHOUND brand names in Cedar Rapids, Iowa.

[Graphic]      Asphalt Mixing Plants -- are used by road construction  companies to produce hot mix asphalt.  The mixing  plants are  available in portable,  relocatable and stationary configurations.  Associated plant  components and control  systems are  manufactured to offer
               customers  a  wide  variety  of  equipment  to  meet   individual
               production   requirements.   The   asphalt   mixing   plants  are
               manufactured under the CEDARAPIDS/STANDARD HAVENS brand name in Glasgow, Missouri.

Light Construction Equipment

Light construction equipment produced by Terex includes mobile and portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems and traffic control products.

[Graphic]      Light Towers -- are used  primarily to light work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide adequate light for construction activity for a radius of approximately 300 feet from the tower.

[Graphic]      Power  Trowels -- are used to provide a smooth finish on concrete surfaces.  They are used on soft cement as the concrete  hardens.
               The power trowels are manufactured as walk-behind and ride-on models. Trowels are typically used in conjunction with other products manufactured by Terex Light Construction including light towers, power buggies, screed, and material spreaders.

[Graphic]      Power  Buggies -- are used  primarily to transport  concrete from the mixer to the pouring site. Terex Amida power buggies include dump capacities from 10 to 21 cubic feet with both walk-behind and ride-on models.

[Graphic]      Directional Arrowboards -- are used to direct traffic around road construction sites. They are primarily solar powered, with solar panels continuously recharging batteries which provide power during night hours. Terex Amida arrowboards include 15 and 25 light configurations.


Backlog

The Company's backlog as of December 31, 1999 and 1998 was as follows:

                                                        December 31,
                                               ----------------------------
                                                    1999          1998
                                               -------------- -------------
                                                        (in millions)
            Terex Lifting......................$     167.0    $   221.8
            Terex Earthmoving..................      158.3        196.4
            Other..............................        1.2        ---
                                               ============== =============
                 Total.........................$     326.5    $   418.2
                                               ============== =============


Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Terex Lifting backlog at December 31, 1999 decreased $54.8 million to $167.0 million as compared to $221.8 million at December 31, 1998. The decrease in backlog was due to the slowdown in the mobile crane segment offset somewhat by the effect of the businesses acquired in 1999 (approximately $18 million in backlog at December 31, 1999). The backlog at Terex Earthmoving decreased to $158.3 million at December 31, 1999 from $196.4 million at December 31, 1998, principally because of the completion of the $157 million order of Unit Rig trucks for Coal India, partially offset by the backlog at the businesses acquired in 1999 which totaled approximately $109 million at December 31, 1999. Included in Other backlog at December 31, 1999, are backlog orders of Terex Light Construction.

Distribution

Terex Lifting distributes its products primarily through a global network of dealers and national accounts in over 1,000 different locations. Terex Lifting's telescopic mobile cranes are marketed in the great majority of the United States under the TEREX brand name. Terex Lifting's European telescopic mobile cranes distribution is carried out primarily under three brand names, TEREX, PPM and BENDINI, through a distribution network comprised of both distributors and a direct sales force. Terex Lifting sells its lattice boom cranes through a distribution network under the TEREX and AMERICAN brand names. Terex Lifting distributes its mobile cranes in Australia under the FRANNA and TEREX brand names. Terex Lifting sells its utility aerial devices under the TEREX TELELECT brand name principally through a network of North American distributors. Terex Lifting sells its aerial work platform products through a distribution network throughout the world, but principally in North America and Europe. Terex Lifting's aerial work platform products are sold under the brand names TEREX AERIALS and HOLLAND LIFT. Terex Lifting sells its tower cranes through a distribution network under the PEINER and COMEDIL brand names. Terex Lifting's material and container handlers products are sold through a distribution network under the brand names of TEREX, SQUARE SHOOTER, PPM, P&H and ITALMACCHINE. Terex Lifting's truck mounted material handlers are sold directly in the Netherlands and Germany under the KOOI brand name; in Ireland and the United Kingdom, they are also sold directly under the MOFFETT brand name. The remainder of the sales for Terex's truck mounted material handlers are done through independent dealers in the United States and Europe under the KOOI, PRINCETON and MOFFETT brand names.

With respect to Terex Earthmoving products, TEL markets trucks and replacement parts primarily through worldwide dealership networks. TEL's truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of Terex's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. Terex employs sales representatives who service these dealers from offices located throughout the world. Payhauler distributes its products primarily through a dealership network. Unit Rig distributes its products and services directly to customers primarily through its own distribution system. O&K Mining sells its hydraulic excavators and after-market parts and services primarily through its export sales department in Dortmund, Germany, through O&K Mining's global network of wholly-owned foreign subsidiaries and through dealership networks.

Powerscreen distributes all screening products through a global network of dealers in more than 80 locations. The American dealers are supported by a distribution center located in Louisville, Kentucky. Most dealers are single line Powerscreen dealers. B.L. Pegson sells their entire range of crushers, screens and feeders worldwide through distributors under the PEGSON brand name. In total there are approximately 50 dealers, half of which are located in the United States and served by the distribution center in Louisville, Kentucky. Finlay distributes all products worldwide through a network of independent dealers. In total there are approximately 35 distributors located across five continents. Simplicity sells products through dealers, mainly located in the United States, as well as direct to original equipment manufactures. Most of Enviroquip/Royer/Re-Tech's business is in the United States and their products are sold by distributors.

Cedarapids crushing and screening equipment and asphalt pavers (and aftermarket support parts for both of these lines) are sold principally through a worldwide network of distributors under the CEDARAPIDS brand name. There are approximately 40 domestic and 25 international dealers, many of which have multiple branch offices. Asphalt mixing plants are sold direct to end user customers under the CEDARAPIDS/STANDARD HAVENS brand name.

Terex Light Construction distributes its products through a global network of dealers and national accounts. Terex employs sales representatives who service these dealers throughout the world. Worldwide distribution is conducted under the AMIDA, BARTELL, MORRISON, BENFORD, and TEREX brand names.

Research and Development

Terex maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. Terex's engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products or significant improvements to existing products of continuing operations amounted to $9.1, $8.2 and $6.2 million in 1999, 1998 and 1997, respectively.

Materials

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other fabricated or manufactured items. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. Electric wheel motors and controls used in the Unit Rig product line are currently supplied exclusively by General Electric Company. The Company is endeavoring to develop alternative sources and has entered into a contract with General Atomics, a former defense contractor, to develop electric wheel motors for Unit Rig trucks. If the Company is unable to develop alternative sources, or if there is disruption or termination of its relationship with General Electric Company (which is not governed by a written contract), it could have a material adverse effect on Unit Rig's operations.

Competition

Telescopic Mobile Cranes -- The domestic telescopic mobile crane industry is comprised primarily of three manufacturers. The Company believes that Terex Lifting is the second largest domestic manufacturer. The Company believes that the number one domestic manufacturer is Grove Worldwide, and the number three domestic manufacturer is Link-Belt, a subsidiary of Sumitomo Corp. The Company's principal markets in Europe are in France, Italy and Spain, where the Company believes it has the largest market shares. In Europe, Terex Lifting's primary competitors are Grove Cranes Ltd, Liebherr and Mannesmann Dematic.

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

Aerial Work Platforms The aerial work platform industry in North America is fragmented, with seven major competitors. Terex believes that it is the fifth largest manufacturer of aerial work platforms in North America, behind JLG, Genie, Grove Manlift and Snorkel. The Company believes that its market share in boom lifts is greater than its market share in scissor lifts.

Utility Aerial Devices -- The utility aerial device industry is comprised primarily of three manufacturers. The Company believes that it is the second largest manufacturer in the United States of utility aerial devices behind Altec. Outside the United States, Terex is focusing primarily on the Mexican and Caribbean markets.

Truck Mounted Material Handlers -- The Company owned brands Princeton, Kooi, and Moffett are the largest manufacturers of truck mounted material handlers.

Telescopic Container Stackers -- The Company believes that four manufacturers account for a majority of the global market for telescopic container stackers. The Company believes that it is the second largest manufacturer behind Kalmar. Other manufacturers include Valmet Belloti and Taylor.

Rough Terrain Telescopic Boom Material Handlers -- OmniQuip, Caterpillar and Gradall are the largest manufacturers of rough terrain telescopic material handlers. The Company believes that it is the fourth largest manufacturer of rough terrain telescopic material handlers.

Off-Highway Trucks -- North America and Europe account for a majority of the global market. Four manufacturers dominate the global market. Terex believes that it is the third largest of these manufacturers (behind Volvo and Caterpillar).

High Capacity Surface Mining Trucks -- The high capacity surface mining truck industry includes three principal manufacturers: Caterpillar, Komatsu-Dresser and the Company. The Company believes that it had the leading market share in 1999.

Large Hydraulic Excavators -- The large hydraulic excavator industry is comprised of primarily seven manufacturers, the largest of which are Hitachi, Komatsu-DeMag, Liebherr and Caterpillar. Terex believes it is the largest manufacturer of hydraulic excavators having machine weights in excess of 200 tons. The largest hydraulic excavators also compete against electric mining shovels (rope excavators) from competitors such as Harnischfeger Corporation and Bucyrus International, Inc. and, for some applications, against bucket wheel loaders from competitors such as Caterpillar, Volvo and Komatsu-Dresser.

Crushing and Screening Equipment -- The crushing industry is a competitive market reflecting a large number of competitors. The two largest competitors are Nordberg, a subsidiary of Metso Corporation, and Svedala Industri A.B. The Company believes it is the third largest manufacturer. The screening industry includes six principal manufactures: Extec (U.K.), Nordberg (Metso Corporation) (Finland), Astec Industries (U.S.), Svedala (Sweden), Ohio Screen (U.S.), and Parker Plant (U.K.). The Company believes that it is the market leader in the mobile screening industry.

Asphalt Pavers -- The asphalt paver industry includes three principal manufacturers: Blaw-Knox (Ingersoll-Rand), Barber Greene (Caterpillar), and Roadtec (Astec Industries). The Company believes it is the third largest manufacturer.

Asphalt  Mixing  Plants -- The asphalt  mixing  plant  industry  includes  three
principal  manufacturers:   Astec  Industries,   CMI  Corporation,   and  Gencor
Corporation. The Company believes it is the fourth largest manufacturer.

Light Towers -- The United States light tower market is dominated by three manufacturers. The Company believes that Terex Amida is the largest manufacturer followed by Allmand Bros. and Coleman Engineering.

Light Concrete Equipment -- The light concrete equipment market is fragmented with numerous small manufacturers. The Company believes that Allen Engineering, Multiquip, and Wacker are the primary extended line competitors. The Company believes that it is the third largest extended line manufacturer in this category.

Employees

As of December 31, 1999, the Company had approximately 6,650 employees. The Company considers its relations with its personnel to be good. Approximately 33% of the Company's employees are represented by labor unions which have entered into or are in the process of entering into various separate collective bargaining agreements with the Company. The Company experienced a labor strike at its Terex Lifting manufacturing facility in Waverly, Iowa during December 1999 and January 2000 which was settled in January 2000. The strike at Waverly had no appreciable affect on the conduct of business or financial results of the Terex Lifting segment as a whole.

Patents, Licenses and Trademarks

Several of the trademarks and trade names of the Company, in particular the TEREX, LORAIN, UNIT RIG, MARK, P&H, PPM, SIMON, TELELECT, SQUARE SHOOTER, PAYHAULER, O&K, HOLLAND LIFT, AMERICAN, ITALMACCHINE, PEINER, COMEDIL, FRANNA, POWERSCREEN, CEDARAPIDS, FINLAY, KOOI, PRINCETON, SIMPLICITY, PEGSON, BROWN LENOX, MATBRO, MOFFET, BENFORD and RE-TECH trademarks, are important to the business of the Company. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renews them as required. The Company also protects its trademark, trade name and patent rights when circumstances warrant such action, including the initiation of legal proceedings, if necessary. P&H is a registered trademark of Harnischfeger Corporation which the Company has the right to use for certain products pursuant to a license agreement until 2011. Pursuant to the terms of the acquisition agreements for the Simon Access Companies, the Company has the right to use the SIMON name (which is a registered trademark of Simon Engineering plc) for certain products until April 7, 2000. CELLA is a trademark of Sergio Cella. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of Orenstein & Koppel) for most applications in the mining business for an unlimited period of time. All other trademarks and tradenames referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

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

Seasonal Factors

The Company markets a large portion of its products in North America and Europe, and its sales of trucks, asphalt mixing plants, mobile crushing and screening equipment and cranes during the fourth quarter of each year to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year because of the normal winter slowdown of construction activity. However, sales of trucks and excavators to the mining industry are generally less affected by such seasonal factors.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

         Entity                             Facility Location                 Type and Size of Facility

Terex (Corporate Offices)...................Westport, Connecticut (1)         Office;  14,898 sq. ft.
Terex  (Distribution Center)................Southaven, Mississippi (1)        Warehouse and light manufacturing;
                                                                                505,000 sq. ft.  (2)
Amida Industries............................Rock Hill, South Carolina         Office, manufacturing and warehouse;
                                                                                121,020 sq. ft.
Bartell Industries..........................Brampton, Ontario, Canada         Office, manufacturing and warehouse;
                                                                                32,509 sq. ft.

                                  Terex Lifting

Terex Lifting - Waverly Operations..........Waverly, Iowa                     Office, manufacturing and warehouse;
                                                                                383,000 sq. ft.
Terex Lifting - Conway Operations...........Conway, South Carolina (1)        Office, manufacturing and warehouse;
                                                                                153,716 sq. ft.
PPM S.A.....................................Montceau-les-Mines, France        Office, manufacturing and warehouse;
                                                                                418,376 sq. ft.
Terex Italia................................Crespellano, Italy                Office, manufacturing and warehouse;
                                                                                68,501 sq. ft.
PPM Europe Subsidiary.......................Dortmund, Germany (1)             Office and warehouse; 129,180 sq. ft.
PPM Europe Subsidiary.......................Rethel, France                    Office, manufacturing and warehouse;
                                                                                213,058 sq. ft.
Terex Manufacturing.........................Huron, South Dakota               Manufacturing; 88,000 sq. ft.
Telelect....................................Watertown, South Dakota (3)       Office, manufacturing and warehouse;
                                                                                205,350 sq. ft.
Terex Aerials Limited.......................Cork, Ireland (1)                 Office and manufacturing; 35,250 sq. ft.
Terex RO....................................Olathe, Kansas                    Office and manufacturing; 80,400 sq. ft.
Terex Handlers..............................Baraga, Michigan                  Office, manufacturing and warehouse;
                                                                                53,620 sq. ft.
Comedil.....................................Fontanafredda, Italy              Office, manufacturing and  warehouse;
                                                                                100,682 sq. ft.
Holland Lift................................Hoorn, The Netherlands            Office, manufacturing and warehouse;
                                                                                30,000 sq. ft.
Italmacchine................................Perugia, Italy                    Office, manufacturing and warehouse;
                                                                                113,834 sq. ft.
Peiner......................................Trier, Germany                    Office, manufacturing and warehouse;
                                                                                85,787 sq. ft.
American Crane..............................Wilmington, North Carolina        Office, manufacturing and warehouse;
                                                                                572,200 sq. ft.
American Crane International................Oudenbosch, The Netherlands       Office and warehouse; 86,111 sq. ft.
Franna Cranes...............................Brisbane, Australia (1)           Office, manufacturing and warehouse;
                                                                                42,495 sq. ft.
Moffett Engineering.........................Dundalk, Ireland                  Office, manufacturing and warehouse;
                                                                                150,000 sq. ft.
Matbro Limited..............................Tetbury, England (1)              Office and warehouse; 80,000 sq. ft.
Kooi B.V....................................Vrouwenparochie,                  Office, manufacturing and warehouse;
                                            The Netherlands (1)                 63,940 sq. ft.
Terex Princeton.............................Canal Winchester, Ohio            Office, manufacturing and warehouse;
                                                                                38,000 sq. ft.


                                Terex Earthmoving

O&K Mining..................................Dortmund, Germany (1)             Office, manufacturing, warehouse;
                                                                                775,000 sq. ft.
Unit Rig and Payhauler......................Tulsa, Oklahoma                   Office, manufacturing and warehouse;
                                                                                375,587 sq. ft.
TEL.........................................Motherwell, Scotland              Office, manufacturing and warehouse;
                                                                                473,000 sq. ft.
Powerscreen International...................Dungannon, Northern Ireland       Office, manufacturing and warehouse;
                                                                                272,000 sq. ft.
Powerscreen Limited.........................Kilbeggan, Ireland                Manufacturing; 70,000 sq. ft.
Finlay Hydrascreens Limited.................Omagh, Northern Ireland           Office, manufacturing and warehouse;
                                                                                152,863 sq. ft.
Benford Limited.............................Warwick, England                  Office, manufacturing and warehouse;
                                                                                210,000 sq. ft.
Simplicity Engineering......................Durand, Michigan                  Office, manufacturing and warehouse;
                                                                                167,000 sq. ft.
Royer Industries  ..........................Kingston, Pennsylvania            Office and Manufacturing;
                                                                                84,000 sq. ft.
B. L. Pegson................................Coalville, England                Office, manufacturing and warehouse;
                                                                                204,486 sq. ft.
Cedarapids..................................Cedar Rapids, Iowa                Office, manufacturing and warehouse;
                                                                                655,695 sq. ft.
Standard Havens ............................Glasgow, Missouri                 Office, manufacturing and warehouse;
                                                                                140,000 sq. ft.
Re-Tech.....................................Lebanon, Pennsylvania (1)         Office, manufacturing and warehouse;
                                                                                142,800 sq. ft.

(1)     These facilities are either leased or subleased by the indicated entity.
(2)     Includes 239,400 sq. ft. of warehouse space subleased to others.
(3)     Includes 18,550 sq. ft. which are leased by the indicated entity.

Unit Rig, O&K Mining and Powerscreen also have numerous owned or leased locations for parts distribution and rebuilding of components located worldwide.

Management believes that the properties listed above are suitable and adequate for the Company's use. The Company has determined that certain of its properties exceed its requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list.

The majority of the Company's U.S. properties are subject to mortgages arising from its bank credit facilities.

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

In December 1994, the Company received an examination report from the Internal Revenue Service ("IRS") proposing a large tax deficiency for 1987 through 1989. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain net operating loss carryovers ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination.

On November 18, 1999, the Company announced that it had resolved the IRS audit regarding the Company's federal income tax returns for the years 1987 through 1989. As a result of the completion of the audit, the IRS will no longer challenge the Company's right to use certain NOLs. Furthermore, because of the existence of substantial NOLs, Terex will not owe any tax. However, due to timing issues associated with NOL carrybacks and the substantial amount of time which has elapsed since the years in question, the Company has accrued approximately $7.7 million in interest expense, all of which will be tax deductible. See Note I - "Income Taxes" in the Notes to the Consolidated Financial Statements for additional information concerning income tax matters.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "TEX." The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                          1999                               1998
             -------------------------------  --------------------------------
             Fourth   Third  Second   First    Fourth   Third   Second  First
             -------  ------ -------  ------  -------  -------  ------  ------
High......... $31.50  $31.88  $35.50  $28.50  $ 28.94  $ 29.56  $31.50  $27.44
Low..........  24.81   24.25   23.25   22.13    13.38    14.00   26.88   20.00


No dividends were declared or paid in 1998 or in 1999. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business. The Company does not plan on paying dividends on the Common Stock in the near term. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 15, 2000, there were 683 stockholders of record of the Company's Common Stock.


(b)  Not Applicable.

ITEM 6.   SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)

                                                                          As of or for the Year Ended December 31,
                                                                -------------------------------------------------------------
                                                                   1999        1998         1997         1996        1995
                                                                ----------  ---------- ------------ ------------- -----------
 Summary of Operations
   Net sales....................................................$ 1,856.6   $  1,233.2  $    842.3    $   678.5   $    501.4
   Income from operations.......................................    178.3        122.0        71.1          5.1         12.8
   Income (loss) from continuing operations before
     extraordinary items........................................    172.9         72.8        30.3        (54.3)       (32.1)
   Income (loss) from discontinued operations...................    ---          ---         ---          102.0          4.4
   Income (loss) before extraordinary items.....................    172.9         72.8        30.3         47.7        (27.7)
   Net income (loss)............................................    172.9         34.5        15.5         47.7        (35.2)
   Income (loss) applicable to common stock.....................    172.9         34.5        10.7         24.8        (42.5)
   Per Common and Common Equivalent Share:
     Basic
       Income (loss) from continuing operations.................$    7.14   $     3.52  $     1.57    $    (6.54) $     (3.79)
       Income (loss) from discontinued operations...............   ---          ---         ---             8.64         0.42
       Income (loss) before extraordinary items.................     7.14         3.52        1.57          2.10        (3.37)
       Net income (loss)........................................     7.14         1.67        0.66          2.10        (4.09)
     Diluted
       Income (loss) from continuing operations.................$    6.75   $     3.25  $     1.44    $    (5.81) $     (3.79)
       Income (loss) from discontinued operations...............   ---          ---         ---             7.67         0.42
       Income (loss) before extraordinary items.................     6.75         3.25        1.44          1.86        (3.37)
       Net income (loss)........................................     6.75         1.54        0.60          1.86        (4.09)
 Working Capital
   Current assets...............................................$ 1,315.3   $    771.6  $    426.5    $   390.2   $    312.0
   Current liabilities..........................................    579.5        425.4       236.1        195.0        196.3
   Working capital..............................................    735.8        346.2       190.4        195.2        115.7
 Property, Plant and Equipment
   Net property, plant and equipment............................$   172.8   $     99.5  $     47.8    $    31.7   $     40.1
   Capital expenditures.........................................     21.4         13.1         9.9          8.1          5.2
   Depreciation.................................................     17.6         10.1         8.2          7.0          7.4
 Total Assets...................................................$ 2,177.5   $  1,151.2  $    588.5    $   471.2   $    478.9
 Capitalization
   Long-term debt and notes payable, including current
     maturities.................................................$ 1,156.4   $    631.3  $    300.1    $   281.3   $    329.9
   Minority interest, including redeemable preferred stock of a
      subsidiary................................................    ---            0.6         0.6         10.0          9.4
   Redeemable convertible preferred stock.......................    ---          ---         ---           46.2         24.6
   Stockholders' equity (deficit)...............................    432.8         98.1        59.6        (71.7)       (96.9)
   Dividends per share of Common Stock..........................$   ---     $    ---    $    ---      $   ---     $    ---
   Shares of Common Stock outstanding at year end...............     27.5         20.8        20.5         13.2         10.6
 Employees
   Continuing operations........................................  6,650        4,142        2,950       2,270        2,614
   Discontinued operations (Material Handling)..................    ---          ---          ---         ---          986
     Total......................................................  6,650        4,142        2,950       2,270        3,600

The Selected Financial Data include the results of operations of Amida, Powerscreen, Cedarapids, Bartell, Re-Tech, Princeton/Kooi, Franna, Payhauler, O&K Mining, Holland Lift, American Crane, Italmacchine, Peiner, Comedil, the Simon Access Companies, Terex Handlers and PPM from April 1, 1999, July 27, 1999, August 27, 1999, September 20, 1999, September 29, 1999, November 3, 1999,
December 1, 1999,  January 5, 1998,  March 31, 1998, May 4, 1998, July 31, 1998,
November 3, 1998, November 13, 1998, December 18, 1998, April 7, 1997, April 14, 1997 and May 9, 1995, respectively, the dates of their acquisitions. See Note B -- "Acquisitions" in the Notes to the Consolidated Financial Statements for further information. The Selected Financial Data for the years ended December 31, 1995 and 1996 include the results of operations of Clark Material Handling Company ("CMHC") as discontinued operations. CMHC was sold by the Company in November 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company organizes itself in two industry segments: Terex Lifting and Terex Earthmoving. The 1999 results for Terex Lifting include the operations of Moffett/Matbro, Princeton/Kooi and Franna from their respective acquisition dates of July 27, 1999, November 3, 1999 and December 1, 1999. The 1998 results for Terex Lifting include the operations of Holland Lift, American Crane, Italmacchine, Peiner and Comedil from their respective acquisition dates of May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998 and December 18,
1998. The 1997 Terex Lifting results include the operations of Simon Access and Terex Handlers businesses from their respective acquisition dates of April 7, 1997 and April 14, 1997. The 1999 results for Terex Earthmoving include the operations of Powerscreen (excluding Moffett/Matbro), Cedarapids and Re-Tech from their respective acquisition dates of July 27, 1999, August 27, 1999 and September 29, 1999. Terex Earthmoving results for 1998 includes the results of Payhauler and O&K Mining from their respective acquisition dates of January 5, 1998 and March 31, 1998. Included in the 1999 Other are the results of the operations of Amida and Bartell from their respective acquisition dates of April 1, 1999 and September 20, 1999 as well as general and corporate items.

1999 Compared with 1998

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses and income (loss) from operations, by segment, for 1999 and 1998.

                                                     Year Ended
                                                     December 31,     Increase
                                               ----------------------
                                                  1999        1998    (Decrease)
                                               --------------------------------
                                                     (in millions of dollars)
NET SALES
  Terex Lifting............................... $   944.9  $   770.9  $   174.0
  Terex Earthmoving...........................     878.9      456.4      422.5
  Other.......................................      32.8        5.9       26.9
                                               ========== ========== ==========
     Total.................................... $ 1,856.6  $ 1,233.2  $   623.4
                                               ========== ========== ==========

GROSS PROFIT
  Terex Lifting............................... $   146.0  $   128.5  $    17.5
  Terex Earthmoving...........................     164.0       96.5       67.5
  Other.......................................       6.7        0.8        5.9
                                               ========== ========== ==========
     Total.................................... $   316.7  $   225.8  $    90.9
                                               ========== ========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Terex Lifting............................... $    59.6  $    46.4  $    13.2
  Terex Earthmoving...........................      76.5       54.8       21.7
  Other.......................................       2.3        2.6       (0.3)
                                               ========== ========== ==========
     Total.................................... $   138.4  $   103.8  $    34.6
                                               ========== ========== ==========

INCOME (LOSS) FROM OPERATIONS
  Terex Lifting............................... $    86.4  $    82.1  $     4.3
  Terex Earthmoving...........................      87.5       41.7       45.8
  Other.......................................       4.4       (1.8)       6.2
                                               ========== ========== ==========
     Total.................................... $   178.3  $   122.0  $    56.3
                                               ========== ========== ==========

Net Sales

Sales increased $623.4 million, or approximately 51%, to $1,856.6 million in 1999 from $1,233.2 million in 1998. Internally generated growth represented approximately $234.0 million, or 38%, of this revenue increase while acquired companies contributed approximately $389.0 million, or 62%.

Terex Lifting's sales were $944.9 million for 1999, an increase of $174.0 million, or 23%, from $770.9 million in 1998, which was driven primarily from contributions of acquired companies. Internal growth of approximately $25 million represents strong performances by the Company's utility aerial devices and material handling businesses, which reported sales increases of 38% and 51% respectively, partially offset by declines in the hydraulic mobile crane and U.S. aerials businesses. Machine sales increased $138.1 million to $795.0 million while part sales increased $14.9 million to $96.5 million. Terex Lifting's backlog decreased $54.8 million to $167.0 million attributable primarily to a decline in the hydraulic mobile crane business, offset partially by the backlog of businesses acquired in 1999.

Terex Earthmoving's sales were $878.9 million in 1999, an increase of $422.5 million, or 93%, from $456.4 million in 1998, which was split evenly between internal growth and contributions from acquired companies. Internal growth was driven by strong performances at the Company's surface mining truck business, which generated over $300 million in sales in 1999, and the Company's Terex truck business, which reported an increase in sales of 18% from 1998. Machine sales increased $354.5 million to $644.1 million while part sales increased $56.7 million to $200.4 million. Backlog decreased to $158.3 million at December 31, 1999 from $196.4 million at December 31, 1998 primarily from the completion of the Coal India order, partially offset by the backlog of business acquired in 1999.

Net sales for Other in 1999 represent sales from Amida, Bartell and service revenues generated by Terex's parts distribution center for services provided to a third party. Amida and Bartell were acquired by Terex on April 1, 1999 and September 20, 1999, respectively. In 1998, net sales consisted of service revenues generated by Terex's parts distribution center.

Gross Profit

Gross profit for 1999 increased $90.9 million to $316.7 million as a result of acquisitions, internally generated growth and the execution and completion of the Coal India order during 1999. Gross profit as a percentage of net sales for 1999 decreased to 17.1% as compared to 18.3% for 1998. This decrease was primarily due to the product mix, as machine sales as a percent of total sales increased during the year, and special charges related to the closure of the Company's Milwaukee aerial work platform facility.

Terex Lifting's gross profit increased $17.5 million, or 14%, to $146.0 million, compared to $128.5 million in 1998. Gross profit as a percentage of sales decreased to 15.5% from 16.7% in 1998, due to product mix and the special charges mentioned above. Excluding the special charge, the gross profit percentage for 1999 was 16.5%.

Terex Earthmoving's gross profit increased $67.5 million, or 70%, to $164.0 million, compared to $96.5 million in 1998. The decrease in gross profit as a percentage of sales, 18.7% compared to 21.1% in 1998, is primarily related to product mix as new machine sales represented 71.6% of total sales in 1999 compared to 60.3% in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which include the Company's research and development expenses) increased to $138.4 million in 1999 from $103.8 million for 1998, reflecting the effects of the companies acquired in 1999 and 1998. As a percentage of sales, however, selling, general and administrative expenses decreased to 7.5% in 1999 from 8.4% in 1998.

Terex Lifting's selling, general and administrative expenses increased to $59.6 million from $46.4 million in 1998, reflecting the impact of acquired companies. Selling, general and administrative expenses as a percentage of sales increased to 6.3% from 6.0% in 1998. Excluding the impact of acquisitions, selling, general and administrative expenses as a percentage of sales remained constant at 6.0%.

Terex Earthmoving's selling, general and administrative expenses increased $21.7 million to $76.5 million for 1999 primarily due to the effect of acquired companies and the cost of a headcount reduction at the Company's manufacturing facility in Germany. As a percentage of sales, however, selling, general and administrative expenses decreased to 8.7% in 1999 from 12.0% in 1998. Excluding the special charge, selling, general and administrative expense as a percentage of sales was 8.5% for 1999.

Selling, general and administrative expenses for Other decreased slightly to $2.3 million in 1999 as compared to $2.6 million in 1998. The decrease is the result of a favorable legal settlement to the Company during the fourth quarter of 1999, partially offset by the inclusion of the Amida and Bartell acquisitions. See "Business--Research and Development" for a discussion of the Company's engineering expenses.

Income (Loss) from Operations

Income from operations for the Company increased $56.3 million, or 46%, to $178.3 million, compared to $122.0 million in 1998. Income from operations as a percentage of sales decreased to 9.6% compared to 9.9% in 1998. Excluding the special charges, income from operations as a percentage of sales was 10.1%.

Terex Lifting's income from operations increased $4.3 million, or 5%, to $86.4 million, as compared to $82.1 million in 1998. The increase can be attributed to the contributions from acquired companies, strong performances by the Company's utility aerial devices and material handling businesses offset by a decline in hydraulic mobile crane business and special charges related to closing of the Company's Milwaukee facility. Income from operations as a percentage of sales decreased to 9.1% in 1999 from 10.7% in 1998. Excluding the special charges, income from operations as a percentage of sales was 10.2% in 1999.

Terex Earthmoving's income from operations increased $45.8 million, or 110%, to $87.5 million, compared to $41.7 million in 1998. As a percentage of sales, income from operations increased to 10.0% from 9.1% in 1998. The increase in both dollars and as a percentage is driven primarily by acquisitions, internally generated growth and continuing cost control efforts.

Income from operations for Other increased $6.2 million as a result of the inclusion of the Amida and Bartell acquisitions and the impact of a favorable legal settlement.

Interest Expense

Net interest expense increased to $77.5 million for 1999 from $44.5 million in 1998 as a result of higher average debt levels due to the 1999 acquisitions and $7.7 million of interest related to the Company's settlement of the IRS matter. (See Item 3., Legal Proceedings.)

Income Taxes

During 1999, the Company recognized a net income tax benefit of $74.5 million as compared to a net income tax expense of $1.7 million in 1998. During the fourth quarter of 1999, the Company announced the resolution of the IRS audit, which started in December 1994, regarding its income tax returns for the years 1987 through 1989. The resolution of this audit did not require payment of tax. This net tax benefit resulted from the capitalization of deferred taxes. (See Item 3., Legal Proceedings.)

Extraordinary Items

During 1998, the Company recorded a charge of $38.3 million to recognize a loss on the early extinguishment of debt in connection with the redemption of $166.7 million of its 13-1/4% Senior Secured Notes (the "Senior Secured Notes") and the refinancing of the Company's bank credit facilities.

1998 Compared with 1997

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses and income (loss) from operations, by segment, for 1998 and 1997.

                                                    Year Ended
                                                    December 31,       Increase
                                               ----------------------
                                                  1998       1997     (Decrease)
                                               ---------------------------------
                                                    (in millions of dollars)
NET SALES
  Terex Lifting............................... $   770.9  $   548.0  $   222.9
  Terex Earthmoving...........................     456.4      288.4      168.0
  Other.......................................       5.9        5.9      ---
                                               ========== ========== ===========
     Total.................................... $ 1,233.2  $   842.3  $   390.9
                                               ========== ========== ===========

GROSS PROFIT
  Terex Lifting............................... $   128.5  $    87.2  $    41.3
  Terex Earthmoving...........................      96.5       50.7       45.8
  Other.......................................       0.8        1.7       (0.9)
                                               ========== ========== ===========
     Total.................................... $   225.8  $   139.6  $    86.2
                                               ========== ========== ===========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Terex Lifting............................... $    46.4  $    40.0  $     6.4
  Terex Earthmoving...........................      54.8       26.0       28.8
  Other.......................................       2.6        2.5        0.1
                                               ========== ========== ===========
     Total.................................... $   103.8  $    68.5  $    35.3
                                               ========== ========== ===========

INCOME (LOSS) FROM OPERATIONS
  Terex Lifting............................... $    82.1  $    47.2  $    34.9
  Terex Earthmoving...........................      41.7       24.7       17.0
  Other.......................................      (1.8)      (0.8)      (1.0)
                                               ========== ========== ===========
     Total.................................... $   122.0  $    71.1  $    50.9
                                               ========== ========== ===========

Net Sales

Sales increased $390.9 million, or approximately 46%, to $1,233.2 million in 1998 from $842.3 million in 1997. Internally generated growth represented approximately $146 million of this revenue increase while acquired companies contributed approximately $245 million.

Terex Lifting's sales were $770.9 million for 1998, an increase of $222.9 million, or 41%, from $548.0 million in 1997, which did not include the results of Simon Access in the first quarter. Machine sales increased $183.2 million to $643.7 million while part sales increased $8.7 million to $81.6 million. The increase in sales is related to internally generated growth of approximately $138 million, primarily driven by strong performances within the Company's crane and utility aerial device businesses, and approximately $85 million related to acquisitions. Terex Lifting's backlog increased $35.3 million to $221.8 million driven by acquisitions in 1998 and a 9% increase in backlog at existing businesses.

Terex Earthmoving's sales were $456.4 million in 1998, an increase of $168.0 million, or 58%, from $288.4 million in 1997, primarily driven by acquisitions in 1998. Machine sales increased $86.6 million to $275.6 million while parts sales increased $47.5 million to $143.7 million. The sales mix was approximately 31% parts in 1998 compared to approximately 33% parts in 1997. Backlog increased to $196.4 million at December 31, 1998 from $30.3 million at December 31, 1997 primarily as a result of the Coal India order and the O&K Mining acquisition.

Gross Profit

Gross profit for 1998 increased $86.2 million to $225.8 million as a result of acquisitions, internally generated growth in Terex Lifting and general improvements in gross profit margins. Gross profit as a percentage of net sales for 1998 increased to 18.3% as compared to 16.6% for 1997.

Terex Lifting's gross profit increased $41.3 million, or 47%, to $128.5 million, compared to $87.2 million in 1997. The increase in gross profit is driven by acquisitions (approximately $16 million), internally generated growth and improvement in the gross profit percentage. Gross profit as a percentage of sales increased to 16.7% from 15.9% in 1997 driven primarily by improvements in the Company's utility aerial device business.

Terex Earthmoving's gross profit increased $45.8 million, or 90%, to $96.5 million, compared to $50.7 million in 1997. The increase in gross profit and gross profit as a percentage of sales, 21.1% compared to 17.6% in 1997, is primarily related to the acquisitions in 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (which include the Company's research and development expenses) increased to $103.8 million in 1998 from $68.5 million for 1997, reflecting the effects of the companies acquired in 1998 and 1997. However, excluding the effects of the acquisitions, selling, general and administrative expenses as a percentage of sales decreased to 7.4% from 8.1% in 1997. Terex Earthmoving's selling, general and administrative expenses increased $28.8 million to $54.8 million for 1998 primarily due to the effect of the 1998 acquisitions. Terex Lifting's selling, general and administrative expenses increased to $46.4 million from $40.0 million in 1997, reflecting the 1998 and 1997 acquisitions. Selling, general and administrative expenses as a percentage of sales, however, decreased to 6.0% from 7.3% in 1997. Other increased slightly to $2.6 million in 1998 as compared to $2.5 million in 1997. See "Business--Research and Development" for a discussion of the Company's engineering expenses.

Income (Loss) from Operations

Income from operations for the Company increased $50.9 million, or 72%, to $122.0 million, compared to $71.1 million in 1997. Income from operations as a percentage of sales increased to 9.9% compared to 8.4% in 1997.

Terex Lifting's income from operations increased $34.9 million, or 74%, to $82.1 million, as compared to $47.2 million in 1997. The increase is the result of acquisitions (approximately $9 million), internal growth primarily driven by strong performances within the Company's crane and utility aerial businesses, and continuing cost control efforts.

Terex Earthmoving's income from operations increased $17.0 million, or 69%, to $41.7 million, compared to $24.7 million in 1997. As a percentage of sales, income from operations increased to 9.1% from 8.6% in 1997. The increase in both dollars and as a percentage is driven primarily by acquisitions.

Interest Expense

Net interest expense increased to $44.5 million for 1998 from $38.5 million in 1997 as a result of higher average debt levels due to the 1998 acquisitions. The effect of the increased average debt levels was somewhat offset by the lower interest rates due to the redemption by the Company of $166.7 million of the Senior Secured Notes on March 6, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $5.0 million was provided by operating activities during the year ended December 31, 1999. During this period, approximately $132 million was provided by operating results before depreciation, amortization and capitalization of deferred taxes, and approximately $127 million was invested in working capital. The investment in working capital was the result of a decision to invest in the Terex Lifting business in Europe, the impact of the Coal India order on fourth quarter receivables and a general increase in business activity. Net cash used in investing activities was $553.0 million during the year ended December 31, 1999, primarily related to the acquisitions of Powerscreen, Cedarapids and the other companies acquired in 1999. Net cash provided by financing activities was $657.2 million during the year ended December 31, 1999. As described below, cash was provided by the net proceeds from the issuance of Terex's 8-7/8% Series C Senior Subordinated Notes due 2008, issuance of common stock and additional borrowings from Terex's new bank credit facility. Cash and cash equivalents totaled $133.3 million at December 31, 1999.

Including the seven 1999 acquisitions (see Note B --"Acquisitions" in the Notes to the Consolidated Financial Statements), since the beginning of 1995 Terex has invested approximately $973 million to strengthen and expand its core businesses through seventeen strategic acquisitions. Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. The Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's core operations, offer cost reduction opportunities as well as distribution and purchasing synergies and provide product diversification.

On March 9, 1999, the Company issued $100.0 million of its 8-7/8% Series C Senior Subordinated Notes due 2008. The net proceeds from the offering were used to prepay scheduled principal payments due through March 31, 2000 of approximately $30.0 million with respect to Term A and Term B indebtedness under Terex's bank credit facility, to repay outstanding revolving credit indebtedness and for acquisitions.

On June 22, 1999, the Company issued 3.5 million shares of common stock in a public offering for net proceeds to the Company of $103.7 million.

On July 2, 1999, the Company entered into a new bank credit facility for a term loan of up to $325 million to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. This credit facility was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 million to acquire Cedarapids. The term loans under this facility mature in March 2006 and bear interest, at the Company's option, at a rate of 3.00% to 3.50% per annum in excess of the adjusted Eurodollar rate or 2.00% to 2.50% in excess of the prime rate.

In conjunction with the Company's new bank credit facility, in July 1999 the Company received a separate $50 million letter of credit facility. Letters of credit issued under this facility do not decrease availability under the Company's $125 million revolving credit facility.

On July 28, 1999, the Company issued an additional 2 million shares of common stock for net proceeds to the Company of approximately $59 million. The shares were sold in a transaction initiated by a fund manager on behalf of one of its funds.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company has recently announced its intention to repay $200 million of debt by the end of 2000 from working capital reduction and free cash flow. On March 9, 2000, the Company also announced that its Board of Directors has authorized the repurchase of up to 2 million shares of the Company's common stock over the next 12 months from cash on hand. In addition, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including strategic acquisitions and dispositions of business units, or any combination thereof.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on its 8-7/8% senior subordinated notes and monthly interest payments on the Company's bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements.

CONTINGENCIES AND UNCERTAINIES

Internal Revenue Services

In December 1994, the Company received an examination report from the IRS proposing a large tax deficiency for 1987 through 1989. The examination report raised many issues. Among these issues are substantiation for certain tax deductions and whether the Company was able to use certain NOLs to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination.

On November 18, 1999, Terex announced that it had resolved the IRS audit regarding the Company's federal income tax returns for the years 1987 through 1989. As a result of the completion of the audit, the IRS will no longer challenge the Company's right to use certain NOLs. Furthermore, because of the existence of substantial NOLs, Terex will not owe any tax. However, due to timing issues associated with NOL carrybacks and the substantial amount of time which has elapsed since the years in question, Terex has accrued approximately $7.7 million in interest expense, all of which will be tax deductible.

See Note I - "Income Taxes" in the Notes to the Consolidated Financial Statements for additional information concerning income tax matters.

Year 2000 Issue

The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company did not experience any material problems as a result of the change over to the year 2000. The total cost associated with required modifications to become Y2K compliant did not exceed $5 million, and a significant portion of these costs were planned upgrades to the Company's financial and operating systems.

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 50 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the British Pound, the French Franc, the German Mark, the Irish Punt and the Italian Lira. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. Such foreign currency contracts have not historically been material in amount.

Because certain of the Company's obligations, including indebtedness under the Company's bank credit facility, will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $270 million of the principal amount of its indebtedness under its bank credit facility fixing interest at various rates between 5.81% and 9.44%.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the ability to successfully integrate acquired businesses; the retention of key management personnel; foreign currency fluctuations; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply parts and components at competitive prices and the Company's ability to timely manufacture and deliver products to customers; compliance with the restrictive covenants contained in the Company's debt agreements; continued use of net operating loss carryovers; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. See Note A in the Notes to the Consolidated Financial Statements for further information on accounting policies related to derivative financial statements.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the British Pound, German Mark, French Franc, Irish Punt and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 1999, the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $19.8 million. The fair market value of these arrangements, which represents the cost to settle these contracts, were liabilities of approximately $0.2 million at December 31, 1999.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 1999, the Company had approximately $270 million of interest rate swaps fixing interest rates between 5.81% and 9.44%. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $1 million at December 31, 1999.

At December 31, 1999, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at December 31, 1999 would have increased interest expense by approximately $5 million in 1999.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 1999 and 1998 are as follows (in millions, except per share amounts):


                                                               1999                                  1998
                                               ------------------------------------ ---------------------------------------
                                                Fourth    Third    Second    First     Fourth    Third   Second    First
                                               ------------------------------------ ---------------------------------------
Net sales                                     $  489.6  $  495.6 $  448.1 $  423.3   $  320.4  $ 318.7  $  333.5 $  260.6
Gross profit                                      80.6      88.5     76.7     70.9       61.7     58.7      60.6     44.8
Income (loss) before  extraordinary items         86.6      29.9     30.4     26.0       18.1     19.7      20.6     14.4
Net income (loss)                                 86.6      29.9     30.4     26.0       18.1     19.7      20.6    (23.9)
Per share:
  Basic
    Income (loss) before extraordinary items  $    3.15 $   1.12 $    1.40$   1.25   $    0.87 $  0.95  $    1.00$   0.70
    Net income (loss)                              3.15     1.12      1.40    1.25        0.87    0.95       1.00   (1.16)
  Diluted
    Income (loss) before extraordinary items  $    3.04 $   1.07 $    1.30$   1.16   $    0.81 $  0.88  $    0.92$   0.65
    Net income (loss)                              3.04     1.07      1.30    1.16        0.81    0.88       0.92   (1.08)



The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

During the fourth quarter of 1999, the Company announced the resolution of an IRS audit, which started in December 1994, regarding its income tax returns for the years 1987 through 1989. The resolution of this audit did not require payment of tax. This net tax benefit resulted from the capitalization of the deferred taxes. (See Item 3., Legal Proceedings and Note I to the Notes to the Consolidated Financial Statements.)

Also in the fourth quarter of 1999, the Company announced the closing of its aerial work platform scissor lift manufacturing plant in Milwaukee, Wisconsin. As a result of this action the Company had a one-time charge of $9.9 million related to the impairment of goodwill and certain closure costs. These costs have been included in cost of sales in the statement of income.

Furthermore, in the fourth quarter of 1999, the Company recorded income of $1.4 million related to a favorable legal settlement partially offset by the cost of a headcount reduction at its manufacturing facility in Germany. These items have been reflected in selling, general and administrative expenses in the statement of income.

Extraordinary Items

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2)  Financial Statements and Financial Statement Schedules.

See  "Index  to  Consolidated   Financial  Statements  and  Financial  Statement
Schedule" on Page F-1.

     (3) Exhibits

See "Index to Exhibits" on Page E-1.

(b)  Reports on Form 8-K

During the quarter ended December 31, 1999, the Company filed the following Current Reports on Form 8-K:

- A report on form 8-K/A dated July 27, 1999 was filed on October 8, 1999. The amendment provided the financial statements and pro forma information required to be filed in connection with the acquisition of Powerscreen International plc.

- A report on Form 8-K dated November 18, 1999 was filed on November 18, 1999, announcing the resolution of the Internal Revenue Service audit regarding the Company's Federal income tax returns for the years 1987 through 1989.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                         March 24, 2000
    ----------------------------------------
     Ronald M. DeFeo,
     Chairman, Chief Executive Officer
     and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title                             Date

/s/  Ronald M. DeFeo         Chairman, Chief Executive Officer,  March 24, 2000
---------------------------   and Director
       Ronald M. DeFeo       (Principal Executive Officer)


/s/  Joseph F. Apuzzo        Chief Financial Officer             March 24, 2000
---------------------------  (Principal Financial Officer)
       Joseph F. Apuzzo

/s/  Kevin M. O'Reilly       Controller                          March 24, 2000
---------------------------  (Principal Accounting Officer)
       Kevin M. O'Reilly

/s/  G. Chris Andersen       Director                            March 24, 2000
---------------------------
       G. Chris Andersen

/s/  Don DeFosset            Director                            March 24, 2000
---------------------------
       Don DeFosset

/s/  Donald P. Jacobs        Director                            March 24, 2000
---------------------------
       Donald P. Jacobs

/s/  William H. Fike         Director                            March 24, 2000
---------------------------
       William H. Fike

/s/  Marvin B. Rosenberg     Director                            March 24, 2000
---------------------------
       Marvin B. Rosenberg

/s/  David A. Sachs          Director                            March 24, 2000
---------------------------
       David A. Sachs

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                 TEREX CORPORATION AND SUBSIDIARIES

   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                          Page
                          TEREX CORPORATION
 CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998
                   AND FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1999

   Report of independent accountants......................................F - 2
   Consolidated statement of income ......................................F - 3
   Consolidated balance sheet.............................................F - 4
   Consolidated statement of changes in stockholders' equity (deficit)....F - 5
   Consolidated statement of cash flows...................................F - 6
   Notes to consolidated financial statements.............................F - 7

                          PPM CRANES, INC.
 CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998
                   AND FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 1999

   Report of independent accountants......................................F - 33
   Consolidated statement of operations...................................F - 34
   Consolidated balance sheet.............................................F - 35
   Consolidated statement of changes in shareholders' deficit.............F - 36
   Consolidated statement of cash flows...................................F - 37
   Notes to consolidated financial statements.............................F - 38

FINANCIAL STATEMENT SCHEDULE

   Schedule II -- Valuation and Qualifying Accounts and Reserves..........F - 45


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the Terex Corporation consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Stamford, Connecticut
February 25, 2000

                       TEREX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     (in millions, except per share amounts)


                                                            Year Ended December 31,
                                                        -----------------------------
                                                          1999       1998     1997
                                                        --------- --------- ---------
NET SALES.............................................. $1,856.6  $1,233.2  $ 842.3

COST OF GOODS SOLD.....................................  1,539.9   1,007.4    702.7
                                                        --------- --------- ---------

   GROSS PROFIT........................................    316.7     225.8    139.6

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...........    138.4     103.8     68.5
                                                        --------- --------- ---------

   INCOME FROM OPERATIONS..............................    178.3     122.0     71.1

OTHER INCOME (EXPENSE)
   Interest income.....................................      5.3       2.7      0.9
   Interest expense....................................    (82.8)    (47.2)   (39.4)
   Amortization of debt issuance costs.................     (2.6)     (2.1)    (2.6)
   Other income (expense) - net........................      0.2      (0.9)     1.0
                                                        --------- --------- ---------
   INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..     98.4      74.5     31.0

BENEFIT FROM (PROVISION FOR) INCOME TAXES..............     74.5      (1.7)    (0.7)
                                                        --------- --------- ---------

  INCOME BEFORE EXTRAORDINARY ITEMS....................    172.9      72.8     30.3

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT...............    ---       (38.3)   (14.8)
                                                        --------- --------- ---------

   NET INCOME .........................................    172.9      34.5     15.5

LESS PREFERRED STOCK ACCRETION.........................    ---       ---       (4.8)
                                                        --------- --------- ---------

   INCOME APPLICABLE TO COMMON STOCK................... $  172.9  $   34.5  $  10.7
                                                        ========= ========= =========


PER COMMON SHARE:
  Basic
      Income before extraordinary items................ $  7.14   $  3.52   $ 1.57
      Extraordinary loss on retirement of debt.........  ---        (1.85)   (0.91)
                                                        ========= ========= =========

     Net income........................................ $  7.14   $  1.67   $ 0.66
                                                        ========= ========= =========

  Diluted

      Income before extraordinary items................ $  6.75      3.25     1.44
      Extraordinary loss on retirement of debt.........  ---        (1.71)   (0.84)
                                                        --------- --------- ---------

      Net income....................................... $  6.75   $  1.54   $ 0.60
                                                        ========= ========= =========

WEIGHTED AVERAGE NUMBER OF  SHARES
     OUTSTANDING IN PER SHARE CALCULATION:
        Basic..........................................     24.2      20.7     16.2
        Diluted........................................     25.6      22.4     17.7


     The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)


                                                                                                     December 31,
                                                                                                ------------------------
                                                                                                   1999         1998
                                                                                                -----------   -----------

CURRENT ASSETS
   Cash and cash equivalents................................................................... $    133.3    $     25.1
   Trade receivables (less allowance of $5.8 and $5.6 as of December 31, 1999 and 1998,             429.2         249.8
respectively)..................................................................................
   Net inventories.............................................................................      665.6         472.8
   Deferred taxes..............................................................................       47.2         ---
   Other current assets........................................................................       40.0          23.9
                                                                                                -----------   -----------
                      Total Current Assets.....................................................    1,315.3         771.6

LONG-TERM ASSETS
   Property, plant and equipment - net.........................................................      172.8          99.5
   Goodwill....................................................................................      554.7         240.9
   Deferred taxes..............................................................................       55.3         ---
   Other assets................................................................................       79.4          39.2
                                                                                                -----------   -----------

TOTAL ASSETS................................................................................... $  2,177.5    $  1,151.2
                                                                                                ===========   ===========

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt......................................... $     57.6    $     44.7
   Trade accounts payable......................................................................      297.0         226.9
   Accrued compensation and benefits...........................................................       27.3          24.7
   Accrued warranties and product liability....................................................       55.9          36.0
   Other current liabilities...................................................................      141.7          93.1
                                                                                                -----------   -----------
                     Total Current Liabilities.................................................      579.5         425.4

NON CURRENT LIABILITIES
   Long-term debt, less current portion........................................................    1,098.8         586.6
   Other.......................................................................................       66.4          41.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Warrants to purchase common stock...........................................................        0.8           0.8
  Equity rights................................................................................        0.8           3.1
   Common Stock, $0.01 par value --
      authorized 150.0 shares; issued and outstanding 27.5 and 20.8 shares at December 31, 1999
    and 1998, respectively.....................................................................        0.3           0.2
   Additional paid-in capital..................................................................      355.0         179.0
   Retained earnings (accumulated deficit).....................................................       92.0         (80.9)
   Accumulated other comprehensive income......................................................      (16.1)         (4.1)
                                                                                                -----------   -----------
                   Total Stockholders' Equity..................................................      432.8          98.1
                                                                                                -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................... $  2,177.5    $  1,151.2
                                                                                                ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                  (in millions)
                                                                           Retained
                                                                           Earnings     Acumulated
                                                               Additional  (Accumu-       Other
                                           Equity    Common    Paid-in       lated    Comprehensive     Total
                               Warrants    Rights     Stock     Capital    Deficit)      Income
                               --------- ---------- ---------- ---------- ----------- -------------- ------------
BALANCE AT
   DECEMBER 31, 1996.......   $     3.2  $   ---     $    0.1   $   55.8  $   (126.1)  $    (4.7)     $   (71.7)

 Net income.................      ---        ---        ---        ---          15.5       ---             15.5
 Other Comprehensive Income:
     Conversion of Series
     B preferred stock......      ---        ---        ---          1.0       ---         ---              1.0
     Translation adjustment.      ---        ---        ---        ---         ---          (3.4)          (3.4)
     Pension liability
     adjustment.............      ---        ---        ---        ---         ---           0.2            0.2
                                                                                                        ---------
 Comprehensive Income.......                                                                               13.3
                                                                                                        ---------
 Accretion of carrying value
   of redeemable preferred
   stock to redemption value      ---        ---        ---        ---          (4.8)      ---             (4.8)
 Conversion of Warrants.....       (2.4)     ---        ---          2.4       ---         ---            ---
 Issuance of Common Stock...      ---        ---          0.1      106.1       ---         ---            106.2
 Reclassification of equity
   rights from non-current
   liabilities..............      ---          3.2      ---        ---        ---          ---              3.2
 Exchange of Preferred Stock
   of a subsidiary for
   common stock.............      ---        ---        ---         13.4      ---          ---             13.4
                              ---------- ---------- ---------- ---------- ----------- -------------- ------------

BALANCE AT
   DECEMBER 31, 1997........        0.8        3.2        0.2      178.7      (115.4)       (7.9)          59.6

 Net income................       ---        ---        ---        ---          34.5       ---             34.5
 Other Comprehensive Income:
     Translation adjustment.      ---        ---        ---        ---         ---           3.8            3.8
                                                                                                        ---------
 Comprehensive Income.......                                                                               38.3
                                                                                                        ---------
 Issuance of Common Stock...      ---        ---        ---          0.8       ---         ---              0.8
 Exercise of Equity Rights..      ---         (0.1)     ---         (0.5)      ---         ---             (0.6)
                              ---------- ---------- ---------- ---------- ----------- --------------    ---------

BALANCE AT
   DECEMBER 31, 1998........        0.8        3.1        0.2      179.0       (80.9)       (4.1)          98.1

 Net income.................      ---        ---        ---        ---         172.9       ---            172.9
 Other Comprehensive Income:
     Translation adjustment.      ---        ---        ---        ---         ---         (13.3)         (13.3)
     Pension liability
       adjustment...........      ---        ---        ---        ---         ---           1.3            1.3
                                                                                                        ---------
 Comprehensive Income.......                                                                              160.9
                                                                                                        ---------
 Exercise of Equity Rights..      ---         (2.3)     ---          1.6       ---         ---             (0.7)
 Issuance of common stock...      ---        ---          0.1      174.4       ---         ---            174.5
                              ---------- ---------- ---------- ---------- ----------- --------------    ---------

BALANCE AT
     DECEMBER 31, 1999......  $     0.8  $     0.8   $    0.3   $  355.0  $    92.0    $   (16.1)       $ 432.8
                              ========== ========== ========== ========== =========== ==============    =========



     The accompanying notes are an integral part ofthese financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                   Year Ended December 31,
                                                                          ------------------------------------------
                                                                              1999           1998          1997
                                                                          --------------- ------------- ------------

OPERATING ACTIVITIES
Net Income................................................................$    172.9      $     34.5    $     15.5
Adjustments to reconcile net income to cash used in operating activities:
   Depreciation ..........................................................      17.6            10.1           8.2

Amortization..............................................................      14.6             8.3           6.1
   Extraordinary loss on retirement of debt...............................     ---              38.3          14.8
   (Gain)loss on sale of fixed assets.....................................      (0.1)          ---           ---
   Deferred taxes.........................................................     (82.8)          ---           ---
   Impairment Charges and asset writedowns................................       9.9           ---           ---
   Other..................................................................     ---             ---             0.1
   Changes in operating assets and liabilities
     (net of effects of acquisitions):
       Trade receivables..................................................     (79.4)          (45.5)         (4.8)
       Net inventories....................................................     (48.1)         (106.1)        (11.5)
       Trade accounts payable.............................................       7.1            35.7           6.5
       Other, net.........................................................      (6.7)            5.2         (35.2)
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) operating activities..............       5.0           (19.5)         (0.3)
                                                                          --------------- ------------- -------------

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired........................    (535.6)         (211.3)        (97.2)
   Capital expenditures...................................................     (21.4)          (13.1)         (9.9)
   Proceeds from sale of assets...........................................       4.0             2.4           8.5
                                                                          --------------- ------------- -------------
         Net cash used in investing activities............................    (553.0)         (222.0)        (98.6)
                                                                          --------------- ------------- -------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs........     534.6           513.6         ---
   Net borrowings (repayments) under revolving line of credit agreements..     (17.3)          (71.5)         99.7
   Principal repayments of long-term debt.................................     (33.7)         (170.8)        (83.7)
   Payment of premiums on early extinguishment of debt....................     ---             (29.0)         (9.9)
   Redemption of preferred stock..........................................     ---             ---           (45.4)
   Issuance of common stock...............................................     162.8           ---           104.6
   Other..................................................................      10.8            (3.0)         (1.1)
                                                                          --------------- ------------- -------------
         Net cash provided by financing activities........................     657.2           239.3          64.2
                                                                          --------------- ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............
                                                                                (1.0)           (1.4)         (8.6)
                                                                          --------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................     108.2            (3.6)        (43.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................      25.1            28.7          72.0
                                                                          --------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................$    133.3      $     25.1    $     28.7
                                                                          =============== ============= =============

     The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 1999 and 1998 include $8.6 and $1.1, respectively, the use of which was not immediately available.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to expense at the time of retirement. Debt issuance costs before amortization totaled $25.2 and $14.2 at December 31, 1999 and 1998, respectively. During 1999, 1998 and 1997, the Company amortized $2.6, $2.1 and $2.6, respectively, of capitalized debt issuance costs; in addition, $7.7 of such costs were charged to extraordinary loss on retirement of debt in 1998.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets arising from business combinations and are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $27.1 and $15.1 at December 31, 1999 and 1998, respectively.

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

Non Pension Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits and has elected the delayed recognition method of adoption of the accounting standard related to the benefits. (See Note K -- "Retirement Plans.")

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

Financial Instruments. The Company may from time to time use foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1999 and 1998 the Company had foreign exchange contracts, which were hedges of firm commitments, totaling $19.8 and $11.0, respectively. At December 31, 1999, the fair value of these contracts approximates a $0.2 liability.

As certain of the Company's obligations, including indebtedness under the 1998 Bank Credit facility and the 1999 Bank Credit Facility (as defined in Note G), bear interest at floating rates, the Company entered into certain interest protection arrangements. At December 31, 1999, the Company had approximately $270 of such interest protection arrangements fixing interest at various rates between 5.81% and 9.44%. The differentials to be received or paid are recognized as adjustments to interest expense. The fair market value of these arrangements was an asset of approximately $1.0 at December 31, 1999.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1999 and 1998.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, General and Administrative Expenses.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities (see Note I -- "Income Taxes").

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

Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 by one year so that it would be effective for the Company beginning in 2001. The Company does not expect that adoption of this statement will have a significant impact on its financial position or results of operations.

NOTE B -- ACQUISITIONS

On April 1, 1999, the Company completed the purchase of Amida Industries, Inc. ("Amida"). Amida manufactures and markets light construction equipment consisting of light towers, concrete products and traffic safety devices at its facility in Rock Hill, South Carolina.

The Company announced on June 15, 1999 an offer to acquire all of the issued and to be issued share capital of Powerscreen International plc ("Powerscreen"). On July 27, 1999, the effective date of acquisition, Terex declared the offer for Powerscreen unconditional, with respect to all valid acceptances received. Powerscreen, headquartered in Dungannon, Northern Ireland, is a manufacturer and marketer of screening and crushing equipment for the quarrying, construction and demolition industries. The purchase price of GBP 181 (approximately $294) was financed with a loan under a bank credit facility maturing March 2006 (see Note G - "Long-Term Obligations").

On August 26, 1999, the Company acquired Cedarapids, Inc. ("Cedarapids") for approximately $170. Cedarapids, headquartered in Cedar Rapids, Iowa, is a manufacturer and marketer of mobile crushing and screening equipment, asphalt pavers and asphalt material mixing plants. The acquisition was financed through cash on hand and approximately $125 in additional debt (see Note G - "Long-Term Obligations").

On September 20, 1999, the Company completed the acquisition of certain assets and liabilities of Bartell Industries, Inc. ("Bartell"), a manufacturer and marketer of concrete finishing equipment located near Toronto, Canada.

On September 29, 1999, the Company completed the acquisition of certain assets and liabilities of Re-Tech, a manufacturer and marketer of trommels, conveyors, and picking stations located in Pennsylvania.

On November 3, 1999, the Company completed the acquisition of certain assets of the Material Handling Business of Teledyne Specialty Equipment ("Princeton/Kooi"). Princeton/Kooi manufacturers and markets truck mounted lift trucks at its facilities in Canal Winchester, Ohio and Vrouwenparochie, The Netherlands.

On December 1, 1999, the Company completed the purchase of Franna Cranes Pty. Ltd. ("Franna"). Franna manufactures and markets mobile cranes at its facility in Brisbane, Australia.

The Amida, Powerscreen, Cedarapids, Bartell, Re-Tech, Princeton/Kooi and Franna acquisitions (the "Acquired Businesses") are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $302) is being amortized on a straight-line basis over 40 years.

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining certain fair values. The Company is also estimating costs related to plans to integrate the activities of the Acquired Businesses into the Company, including plans to exit certain activities and consolidate and restructure certain functions. The Company may revise its preliminary allocations as additional information is obtained. In addition, with respect to certain of the Acquired Businesses, the Company is in the process of finalizing the purchase price with the seller and any adjustment will be reflected in goodwill.

On January 5, 1998, the Company completed the purchase of Payhauler Corp. ("Payhauler"). Payhauler, which is part of the Terex Earthmoving segment, manufactures four-wheel drive off-highway trucks.

On March 31, 1998, the Company purchased all of the outstanding shares of O&K Mining GmbH ("O&K Mining") from O&K Orenstein & Koppel AG ("Orenstein & Koppel") for net aggregate consideration of approximately $168, subject to certain post-closing adjustments. The transaction was financed through the issuance of the Company's 1998 Senior Subordinated Notes (as defined in Note G) and borrowings under the Company's 1998 Bank Credit Facility (as defined in Note G).

O & K Mining, which is part of the Terex Earthmoving segment, is headquartered in Dortmund, Germany, and has operations in the United States, the United Kingdom, Australia, Canada, South Africa and Singapore. O&K Mining markets a complete range of large hydraulic mining shovels serving the global surface mining industry and the global construction and infrastructure development markets. The Company has commenced litigation with the seller to finalize adjustments to the purchase price. Any adjustment will be reflected in goodwill.

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

On November 3, 1998, the Company completed the acquisition of Italmacchine SpA ("Italmacchine"). Italmacchine, which is part of the Terex Lifting segment, manufactures rough terrain telescopic boom forklifts at its facility near Perugia, Italy.

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

The Payhauler, O&K Mining, Holland Lift, American Crane, Italmacchine, Peiner and Comedil acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $177) is being amortized on a straight-line basis over 40 years.

Simon Access and Baraga - During 1997, the Company completed the purchase of the industrial businesses of Simon Access division ("Simon Access") of Simon Engineering plc and Baraga Products, Inc. and M&M Enterprises of Baraga, Inc. (collectively, "Baraga", or the "Square Shooter Business"). The acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition.

The operating results of the acquired businesses are included in the Company's consolidated results of operations since the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations, including the pre-acquisition results of the acquired businesses, for the respective period, after giving effect to certain adjustments, including amortization of goodwill, interest expense and amortization of debt issuance costs related to the Company's refinancings discussed in Note G.

                                                   Unaudited Pro Forma for the
                                                     Year Ended December 31,
                                                   --------------------------
                                                      1999          1998
                                                   ------------ -------------
Net sales..........................................$ 2,315.6    $ 2,021.8
Income from operations.............................    220.3        179.0
Income before extraordinary items..................    185.4         77.5
Income before extraordinary items, per share:
   Basic...........................................$     7.24   $     3.36
   Diluted.........................................$     6.87   $     3.13

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

NOTE C -- SPECIAL CHARGES

During the fourth quarter of 1999, the Company announced the closing of its aerial work platform scissor lift manufacturing plant in Milwaukee, Wisconsin. As a result of this action the Company had a one-time charge of $9.9 related to the impairment of goodwill and certain closure costs. These costs have been included in cost of sales in the statement of income.

Also in the fourth quarter of 1999, the Company recorded income of $1.4 related to a favorable legal settlement partially offset by the cost of a headcount reduction at its manufacturing facility in Germany. These items have been reflected in selling, general and administrative expenses in the statement of income.

NOTE D -- EARNINGS PER SHARE


                                 (in millions, except per share data)
                                --------------------------------------------------------------------------------------------------
                                           1999                               1998                            1997
                                -------------------------------- -------------------------------- --------------------------------

                                                        Per-                             Per-                               Per
                                                        Share                           Share                              Share
                                  Income   Shares      Amount     Income     Shares     Amount      Income     Shares      Amount
                                ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Basic earnings per share
  Income applicable to common
   stockholders before
   extraordinary items..........$   172.9     24.2    $   7.14    $  72.8     20.7     $   3.52   $   30.3      16.2     $   1.57.

Effect of dilutive securities
   Warrants....................     ---        0.1                  ---        0.1                  ---         0.3
   Stock Options...............     ---        0.8                  ---        0.8                  ---         0.7
   Equity Rights                    ---        0.5                  ---        0.8                  ---         0.5
                                ---------- ----------            ---------- ----------            ---------- ---------

Income applicable to common
  stockholders before
  extraordinary items.......... $   172.9     25.6    $   6.75    $  72.8     22.4     $   3.25   $   30.3      17.7     $   1.44
                                ========== ========== ========== ========== ========== ========== ========== ========== ==========


NOTE E -- INVENTORIES

Inventories consist of the following:

                                                  December 31,
                                              ----------------------
                                                1999        1998
                                              ---------- -----------
Finished equipment.........................   $   235.3  $    148.9
Replacement parts..........................       176.8       150.9
Work-in-process............................        81.9        59.4
Raw materials and supplies.................       171.6       113.6
                                              ---------- -----------
  Net inventories..........................   $   665.6  $    472.8
                                              ========== ===========

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                   December 31,
                                              -----------------------
                                                 1999       1998
                                              ---------- ------------
Property....................................  $    23.3  $     13.6
Plant.......................................       97.2        44.6
Equipment...................................      112.5        90.8
                                              ---------- ------------
                                                  233.0       149.0
Less:  Accumulated depreciation.............      (60.2)      (49.5)
                                              ---------- ------------
  Net property, plant and equipment.........  $   172.8  $     99.5
                                              ========== ============

NOTE G -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                                 December 31,
                                                           ---------------------
                                                              1999        1998
                                                           ----------- ---------
8-7/8% Senior Subordinated Notes due March 31, 2008......  $   244.7   $  149.4
1999 Bank Credit Facility................................      450.0      ---
1998 Bank Credit Facility................................      403.1      423.8
Notes payable............................................       19.7        7.4
Capital lease obligations................................       22.9       12.5
Other....................................................       16.0       38.2
                                                           ----------- ---------
  Total long-term debt...................................    1,156.4      631.3
  Less: Current portion of long-term debt................      (57.6)     (44.7)
                                                           ----------- ---------
  Long-term debt, less current portion...................  $ 1,098.8   $  586.6
                                                           =========== =========

The Senior Subordinated Notes

On March 9, 1999, the Company issued and sold $100.0 aggregate principal amount of 8-7/8% Series C Senior Subordinated Notes due 2008, discounted to yield 9.73% (the "1999 Senior Subordinated Notes"). The 1999 Senior Subordinated Notes are jointly and severally guaranteed by certain domestic subsidiaries (see Note O). The net proceeds from the offering were used to repay a portion of the outstanding indebtedness under Terex's credit facilities and for acquisitions.

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, discounted to yield 8.94% (the "1998 Senior Subordinated Notes"). The 1998 Senior Subordinated Notes are jointly and severally guaranteed by certain domestic subsidiaries (see Note O). The net proceeds from the offering were used to fund a portion of the aggregate consideration for the acquisition of O&K Mining.

The 1999 Bank Credit Facility

On July 2, 1999, the Company entered into a credit agreement for a term loan of up to $325 to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. This credit agreement was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 to acquire Cedarapids. As of December 31, 1999, the Company had borrowed $450.0 under this facility. The term loans under this facility mature in March 2006 and bear interest, at the Company's option, at a rate of 3.00% to 3.50% per annum in excess of the adjusted Eurodollar rate or 2.00% to 2.50% in excess of the prime rate. The weighted average interest rate on the 1999 Bank Credit Facility at December 31, 1999 was 9.17%.

The 1998 Bank Credit Facility

On March 6, 1998, the Company refinanced the 1997 Credit Facility (as defined below) and redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002 (the "Senior Secured Notes"). The refinancing included effectiveness of a revolving credit facility aggregating up to $125.0 and term loan facilities providing for loans in an aggregate principal amount of up to approximately $375.0 (collectively, the "1998 Bank Credit Facility"). In connection with the refinancing of the Company's 1997 Credit Facility and the repurchase of the Senior Secured Notes, the Company incurred extraordinary losses of $1.9 and $36.4, respectively. These extraordinary charges were recorded in the first quarter of 1998.

The 1998 Bank Credit Facility consists of a secured global revolving credit facility aggregating up to $125.0 (the "Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. The Revolving Credit Facility will be used for working capital and general corporate purposes, including acquisitions. With limited exceptions, the obligations of the Company under the 1998 Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of the Company, (ii) a pledge of 65% of the stock of the foreign subsidiaries of the Company and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 1998 Bank Credit Facility contains covenants limiting the Borrowers' activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures.

The 1998 Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, the Company has borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). The outstanding principal amount of the Term A Loan currently bears interest, at the Company's option, at an all-in drawn cost of 1.25% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. dollar denominated alternate based rate loans, at an all-in drawn cost of 0.25% per annum in excess of the prime rate. The outstanding principal amount of the Term B Loan currently bears interest, at the Company's option, at a rate of 2.75% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.75% in excess of the prime rate. The weighted average interest rate on the Term A Loan and Term B Loan at December 31, 1999 was 7.16% and 8.38%, respectively. The Term A Loan amortizes on a quarterly basis, in the annual percentages of 0%, 16%, 16%, 21%, 21% and 26%, respectively, during the six-year term of the loan. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

Pursuant to the Revolving Credit Facility, the Company has available an aggregate amount of up to $125.0. As of December 31, 1999, the Company's balance outstanding under the Revolving Credit Facility totaled $64.0, letters of credit issued under the Revolving Credit Facility totaled $40.9, and the additional amount the Company could have borrowed was $20.1. The outstanding principal amount of loans under the Revolving Credit Facility bears interest, at the Company's option, at an all-in drawn cost of 1.25% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 1.00% per annum in excess of the prime rate. The weighted average interest rate on the Revolving Credit Facility outstanding was 6.3% and 5.8% at December 31, 1999 and 1998, respectively. The Revolving Credit Facility will terminate on March 6, 2004.

The Letter of Credit Facility

In conjunction with the 1999 Bank Credit Facility, in July 1999 the Company received a separate $50 letter of credit facility (the "Letter of Credit Facility"). Letters of credit issued under this facility do not decrease availability under the Company's $125 million revolving credit facility.

The Senior Secured Notes

On May 9, 1995, the Company issued $250 of 13-1/4% Senior Secured Notes due May 15, 2002. The Senior Secured Notes were issued in conjunction with the acquisition of PPM S.A. and PPM Cranes, Inc. and a refinancing of indebtedness.

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

The 1997 Credit Facility

On April 7, 1997, the Company and certain of its domestic subsidiaries (collectively, the "Borrowers") entered a Revolving Credit Agreement with a financial institution, as agent (the "Agent"), pursuant to which the Agent and other financial institutions party thereto provided the Borrowers with a line of credit of up to $125 (the "1997 Credit Facility"). A portion of the loans made under the 1997 Credit Facility were used by the Borrowers to repay an existing credit facility resulting in an extraordinary item of $2.6, which represented $2.0 in termination fees and $0.6 of unamortized debt acquisition costs.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1999 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note G -- "Lease Commitments":

 2000................................... $     51.9
 2001...................................       44.5
 2002...................................       43.6
 2003...................................       50.5
 2004...................................      202.7
 Thereafter.............................      740.3
                                         -------------
     Total.............................. $  1,133.5
                                         =============


Based on quoted market values, the Company believes that the fair value of the 1999 Senior Subordinated Notes and the 1998 Senior Subordinated Notes combined was approximately $235.0 as of December 31, 1999. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $67.6, $42.5, and $39.8 of interest in 1999, 1998 and 1997, respectively.


NOTE H -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $13.1 and $19.0, net of accumulated amortization of $15.2 and $8.6, at December 31, 1999 and 1998, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 1999 are as follows:

                                                    Capital      Operating
                                                     Leases        Leases
                                                  ------------- -------------
 2000............................................ $      6.0    $      9.0
 2001............................................        8.4           7.7
 2002............................................        3.4           7.0
 2003............................................        2.5           6.0
 2004............................................        1.8           4.0
 Thereafter......................................        1.7          12.7
                                                  ------------- -------------
     Total minimum obligations ..................       23.8    $     46.4
                                                                =============
 Less amount representing interest...............       (0.9)
                                                  -------------
     Present value of net minimum obligations....       22.9
 Less current portion............................       (5.7)
                                                  -------------
     Long-term obligations....................... $     17.2
                                                  =============


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $9.1, $9.3 and $6.8 in 1999, 1998 and 1997, respectively.

NOTE I -- INCOME TAXES

In December 1994, the Company received an examination report from the Internal Revenue Service ("IRS") proposing a tax deficiency of approximately $56 for 1987 through 1989. The examination report raised several issues including the substantiation for certain tax deductions and whether the Company was able to use certain net operatings losses ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination.

On November 18, 1999, Terex announced that it had resolved the IRS audit regarding the Company's federal income tax returns for the years 1987 through 1989. As a result of the completion of the audit, the IRS will no longer challenge the Company's right to use certain NOLs. Furthermore, because of the existence of substantial NOLs, Terex will not owe any tax. However, due to timing issues associated with NOL carrybacks and the substantial amount of time which has elapsed since the years in question, Terex has recorded $7.7 in interest expense, all of which will be tax deductible.

The components of Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:

                                                       Year ended December 31,
                                                    ----------------------------
                                                      1999      1998      1997
                                                    --------- --------- --------
United States...................................... $  26.5   $  57.4   $  16.1
Foreign............................................    71.9      17.1      14.9
                                                    --------- --------- --------
Income (loss) from continuing operations
  before income taxes and extraordinary items...... $  98.4   $  74.5   $  31.0
                                                    ========= ========= ========

The major components of the Company's provision for income taxes are summarized below:

                                                       Year ended December 31,
                                                   -----------------------------
                                                     1999      1998      1997
                                                   --------- --------- ---------
Current:
 Federal..........................................  $   0.8   $ ---     $ ---
 State............................................      0.4     ---       ---
 Foreign..........................................      7.1       1.7       0.7
                                                   --------- --------- ---------
   Current income tax provision...................      8.3       1.7       0.7
                                                   --------- --------- ---------
Deferred:
 Tax benefits reducing goodwill...................     15.5     ---       ---
 Adjustment for release of valuation allowance....    (98.3)    ---       ---
                                                   --------- --------- ---------
  Deferred income tax provision                       (82.8)    ---       ---
                                                   --------- --------- ---------
     Total (benefit) provision for income taxes...  $ (74.5)  $   1.7   $   0.7
                                                   ========= ========= =========

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. A valuation allowance has been recognized for $32.2 of the deferred tax assets for certain foreign and U.S. net operating loss carryforwards. The tax effects of the basis differences and net operating loss carryforward as of December 31, 1999 and 1998 are summarized below for major balance sheet captions:

                                                1999          1998
                                            ------------- -------------
Intangibles................................ $      (4.6)  $      (2.8)
Workers' compensation......................        (1.1)        ---
Other......................................        (0.4)         (0.5)
                                            ------------- -------------
     Total deferred tax liabilities........        (6.1)         (3.3)
                                            ------------- -------------
Receivables................................         2.2           1.1
Net inventories............................        13.5          15.2
Fixed assets...............................         1.3           0.5
Workers' compensation......................       ---             1.5
Warranties and product liability...........        10.4           8.2
Net operating loss and credit carryforwards       113.3         120.9
Other......................................         0.1           8.6
                                            ------------- -------------
     Total deferred tax assets.............       140.8         156.0
                                            ------------- -------------
Deferred tax assets valuation allowance....       (32.2)       (152.7)
                                            ------------- -------------
     Net deferred tax assets............... $     102.5   $     ---
                                            ============= =============

The valuation allowance for deferred tax assets as of January 1, 1998 was $158.3. The net change in the total valuation allowance for the years ended December 31, 1998 and 1999 were a decrease of $5.6 and a decrease of $120.5, respectively. In 1999, Company released $98.3 of valuation allowances related to deferred tax assets as in the judgement of management, it is more likely than not that the benefit of such deferred tax assets will be realized.

The Company's Provision for Income Taxes is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                                            Year ended December 31,
                                                                   ------------------------------------------
                                                                        1999          1998          1997
                                                                   ------------- ------------- --------------
Tax at statutory federal income tax rate.......................... $      34.4   $      26.1   $      10.9
Recognition of fully reserved preacquisition deferred tax asset...        15.5         ---           ---
Change in valuation allowance relating to NOL and temporary
   differences....................................................      (124.5)        (21.1)         (6.6)
Foreign tax differential on income/losses of foreign subsidiaries.        (2.8)         (4.4)         (4.5)
Goodwill..........................................................         0.5           1.0           0.9
Other.............................................................         2.4           0.1         ---
                                                                   ------------- ------------- --------------
     Total (benefit) provision for income taxes................... $     (74.5)  $       1.7   $       0.7
                                                                   ============= ============= ==============

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company's intention is to reinvest these earnings indefinitely or to repatriate when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on unrepatriated earnings would be substantially offset by foreign tax credits.

At December 31, 1999, the Company had domestic federal net operating loss carryforwards of $231.8. The tax basis of U. S. federal net operating loss carryforwards expire as follows:

                                        Tax Basis Net
                                       Operating Loss
                                        Carryforwards
                                       ----------------
 2000................................. $       13.0
 2001.................................          4.8
 2003.................................          0.5
 2004.................................         22.4
 2005.................................          0.8
 2006.................................          5.8
 2007.................................          6.4
 2008.................................        102.3
 2009.................................         35.5
 2010.................................         40.3
                                       ----------------
     Total............................ $      231.8
                                       ================

If a change of control of the Company, as defined by the Tax Reform Act of 1986, were to occur, the Company's utilization of the U.S. net operating loss and credit carryforwards would be subject to annual limitation in future periods.

The Company also has various state net operating loss carryforwards expiring at various dates through 2013 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $108.0 of loss carryforwards, $22.9 in the United Kingdom, $9.4 in France, $55.4 in Germany, and $20.3 in other countries, which are available to offset future foreign taxable income. The tax loss carryforwards in the United Kingdom, Germany and France are available without expiration. Tax loss carryforwards in other countries of $0.1 expire in 2000 through 2003, with the remaining $20.2 available without expiration. The company also has tax credit carryforwards of $0.8 in the U.S. and $1.8 in the Untied Kingdom which have no expiration.

The Company made income tax payments of $2.6, $0.7, and $1.8 in 1999, 1998 and 1997, respectively.

NOTE J -- STOCKHOLDERS' EQUITY

Common Stock. The Company's certificate of incorporation was amended in June 1998 to increase the number of authorized shares of common stock, par value $0.01 (the "Common Stock"), to 150.0 million. On June 22, 1999, the Company issued 3.5 million shares of Common Stock in a public offering for net proceeds to the Company of $103.7. On July 28, 1999, the Company issued 2 million shares of Common Stock for net proceeds to the Company of $59.1. The shares were sold in a transaction initiated by a fund manager on behalf of one of its funds. As of December 31, 1999, there were 27.5 million shares issued and outstanding. Of the 122.5 million unissued shares at that date, 2.2 million shares were reserved for issuance for the exercise of stock options and Series A Warrants.

Preferred Stock. The Company's certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 1999, no shares of preferred stock were outstanding.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with a $250 debt offering. The portion of the proceeds related to the Equity Rights ($3.2) has been recorded in the stockholders' equity section of the balance sheet, because they can be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitle the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price do not affect the net income or loss reported by the Company; however, changes in the Current Price vary the amount of cash that the Company would have to pay or the number of shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. During 1999 and 1998 holders exercised 721.4 thousand and 35.6 thousand rights, respectively. As of December 31, 1999, 243.0 thousand Equity Rights were outstanding and the Current Price of the Common Stock was $27.507. Accordingly, the Company would have been required to either pay $4.9 or issue 177.0 thousand shares of Common Stock, at the Company's option, in the event that all of the holders had exercised their Equity Rights.

Series A Warrants. In connection with the December 1993 private placement of Series A Preferred Stock, the Company issued 1.3 million Series A Warrants of which 60.1 thousand warrants were outstanding at December 31, 1999. Each Series A Warrant may be exercised, in whole or in part, at the option of the holder at any time before the expiration date on December 31, 2000 and is redeemable by the Company under certain circumstances. As of December 31, 1999, upon the exercise or redemption of a Warrant, the holder thereof was entitled to receive
2.41 shares of Common Stock. The exercise price for the Warrants is $0.01 for each share of Common Stock. The number of shares of Common Stock issuable upon exercise or redemption of the Warrants is subject to adjustment in certain circumstances.

Stock Options. The Company maintains a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. The ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. ISO expire after ten years. At December 31, 1999, 12.8 thousand stock options were available for grant under the ISO.

Long-Term Incentive Plans. In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting, among other thngs, of (i) options ("Stock Option Awards") to purchase shares of Common Stock, (ii) shares of Common Stock, including Restricted Stock ("Stock Awards"), and (iii) cash bonus awards based upon a participant's job performance ("Performance Awards"). In May 1998, the stockholders approved an increase in the aggregate number of shares of Common Stock (including Restricted Stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. At December 31, 1999, 370.5 thousand shares were available for grant under the 1996 Plan. The 1996 Plan provides that a committee (the "Committee") of the Board of Directors consisting of two or more members thereof who are non-employee directors shall administer the 1996 Plan and has provided the Committee with the flexibility to respond to changes in the competitive and legal environments, thereby protecting and enhancing the Company's current and future ability to attract and retain directors and officers and other key employees and consultants. The 1996 Plan also provides for automatic grants of Stock Option Awards to non-employee directors.

In 1994, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the "1994 Plan") covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's Common Stock available to be awarded under the 1994 Plan is 750 thousand, subject to certain adjustments. At December 31, 1999, 22.7 thousand shares were available for grant under the 1994 Plan.

The following table is a summary of stock options under all three of the Company's plans.

                                                                   Weighted
                                                               Average Exercise
                                                  Number of     Price per Share
                                                   Options
                                                 ------------- -----------------

Outstanding at December 31, 1996................    843,425     $        5.73
   Granted......................................    176,750     $       13.93
   Exercised....................................   (184,988)    $        6.04
   Canceled or expired..........................   (103,600)    $        5.69
                                                 -------------

Outstanding at December 31, 1997................    731,587     $        7.64
   Granted......................................    547,851     $       22.02
   Exercised....................................   (100,900)    $        6.72
   Canceled or expired..........................    (17,329)    $       15.00
                                                 -------------

Outstanding at December 31, 1998................  1,161,209     $       14.39
   Granted......................................    204,574     $       25.93
   Exercised....................................   (145,583)    $        6.73
   Canceled or expired..........................    (12,958)    $       22.14
                                                 -------------

Outstanding at December 31, 1999................  1,207,242     $       16.76
                                                 ============= ================

Exercisable at December 31, 1999................    641,235     $       12.35
                                                 ============= ================

Exercisable at December 31, 1998................    579,595     $       10.00
                                                 ============= ================

Exercisable at December 31, 1997................    473,340     $        6.92
                                                 ============= ================

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:


                                Options Outstanding        Options Exercisable
                     ------------------------------------ ----------------------
                                               Weighted                Weighted
                                    Weighted   Average                  Average
                                   Average     Exercise                Exercise
     Range of          Number of      Life     Price per   Number of   Price per
  Exercise Prices       Options    (in years)    Share      Options      Share
--------------------- ------------ ---------- ----------- ---------- -----------

$  3.50  - $  6.00        225,422       3.9   $   4.39     224,922    $    4.39
$  6.01  - $ 10.00        113,700       3.9   $   6.68     111,200    $    6.68
$ 10.01  - $ 15.00        331,508       7.1   $  13.61     148,500    $   13.43
$ 15.01  - $ 20.00         26,875       8.6   $  18.69       5,875    $   18.63
$ 20.01    $ 25.00        136,988       7.0   $  22.68      46,232    $   22.58
$ 25.01    $ 30.00        355,726       7.6   $  27.67      95,608    $   28.90
$ 30.01  - $ 34.38         17,023       8.5   $  30.96       8,898    $   31.51
                      ------------                        ----------
                        1,207,242       6.4   $  16.76     641,235    $   12.35
                      ============                        ==========

In accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been reduced by $2.9 ($0.12 (basic) and $0.11 (diluted) per share), $3.4 ($0.16 (basic) and $0.15 (diluted) per share), and $1.1 ($0.07 (basic) and $0.06 (diluted) per share) in 1999, 1998 and 1997, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 51.47%, 54.86 % and 57.50% risk-free interest rates of 5.64%, 5.26% and 6.34%; and expected life of 9.5 years, 9.3 years and 8.1 years. The aggregate fair value of options granted during 1999, 1998 and 1997 for which the exercise price equals the market price on the grant date was $3.6, $8.1 and $1.7, respectively.

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


                                                                    Accumulated
                                          Pension     Cumulative       Other
                                         Liability   Translation   Comprehensive
                                        Adjustment    Adjustment      Income
                                      ------------- ------------- --------------
  Balance at December 31, 1996........$  (2.0)      $    (2.7)    $    (4.7)
  Current year change.................    0.2            (3.4)         (3.2)
                                      ------------- ------------- --------------

  Balance at December 31, 1997........   (1.8)           (6.1)         (7.9)
  Current year change.................  ---               3.8           3.8
                                      ------------- ------------- --------------

  Balance at December 31, 1998........   (1.8)           (2.3)         (4.1)
  Current year change.................    1.3           (13.3)        (12.0)
                                      ------------- ------------- --------------

  Balance at December 31, 1999........$  (0.5)      $   (15.6)    $   (16.1)
                                      ============= ============= ==============


NOTE K -- RETIREMENT PLANS

Pension Plans

US Plans - As of December 31, 1998, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). During 1999 the Company added four additional defined benefit pension plans in connection with the acquisitions of Powerscreen and Cedarapids. The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the Terex Plans for salaried employees was frozen as of May 7, 1993, and no participants will be credited with service following such date except that participants not fully vested will be credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund these plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

Other Postemployment Benefits

The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Cedarapids. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service. Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at

January 1, 1993 was $4.5. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants.

The liability of the Company's U.S. Plans, as of December 31, was as follows:

                                              Pension Benefits             Other Benefits
                                         ------------------------- ---------------------------
                                             1999          1998          1999          1998
                                         ------------- ------------ -------------- -------------
Change in benefit obligation:
  Benefit obligation at beginning of year $     37.0   $      34.6   $       2.5   $       2.6
  Benefits obligation of plans acquired
   during the year......................        56.1         ---             2.2         ---
  Service cost..........................         0.6           0.2         ---           ---
  Interest cost.........................         3.8           2.4           0.2           0.2
  Impact of plan amendments.............         1.0         ---             0.5         ---
  Actuarial (gain) loss.................        (6.6)          2.2          (0.3)        ---
  Benefits paid.........................        (3.4)         (2.4)         (0.3)         (0.3)
                                         ------------- ------------- ------------- -------------
Benefit obligation end of year..........        88.5          37.0           4.8           2.5
                                         ------------- ------------- ------------- -------------

Change in plan assets:
  Fair value of plan assets at beginning
   of year..............................        36.1          32.0         ---           ---
  Fair value of plan assets acquired
   during the year......................        80.0         ---           ---           ---
  Actual return on plan assets..........        11.2           5.9         ---           ---
  Employer contribution.................         0.3           0.6           0.1         ---
  Benefits paid.........................        (3.4)         (2.4)         (0.1)        ---
                                         ------------- ------------- ------------- -------------
Fair value of plan assets at end of year       124.2          36.1         ---           ---
                                         ------------- ------------- ------------- -------------

Funded status...........................        35.7          (0.9)         (4.8)         (2.5)
 Unrecognized actuarial (gain) loss.....       (10.5)          2.0          (1.4)         (1.2)
Unrecognized prior service cost.........         1.3           0.7         ---           ---
Unrecognized transition obligation......       ---           ---             1.5           1.8
                                         ------------- ------------- ------------- -------------
Net amount recognized...................  $     26.5   $       1.8   $      (4.7)  $      (1.9)
                                         ============= ============= ============= =============

Amounts recognized in the Consolidated
 Balance Sheet consist of:
   Prepaid benefit cost.................  $     27.6   $       3.1   $     ---     $     ---
   Accrued benefit liability............        (1.6)         (3.1)         (4.7)         (1.9)
   Accumulated other comprehensive income
                                                 0.5           1.8         ---           ---
                                         ------------- ------------- ------------- -------------
Net amount recognized...................  $     26.5   $       1.8   $       4.7   $      (1.9)
                                         ============= ============= ============= =============


                                              Pension Benefits             Other Benefits
                                         -------------------------------------------------------
                                             1999          1998          1999          1998
                                         ------------- ------------- ------------- -------------
Weighted-average assumptions
 as of December 31:
   Discount rate........................        7.75%         6.50%        7.75%         6.50%
   Expected return on plan..............        9.00%         9.00%        9.00%         9.00%
   Rate of compensation increase........        4.50%       ---          ---           ---


                                                     Pension Benefits                         Other Benefits
                                           --------------------------------------  -------------------------------------
                                              1999         1998         1997          1999         1998        1997
                                           ------------ ------------ ------------  ------------ ----------- ------------
Components of net periodic benefit cost:
  Service cost..........................  $       0.6   $       0.2  $      0.2    $    ---     $   ---     $    ---
  Interest cost.........................          3.8           2.4         2.4           0.2         0.2          0.2
  Expected return on plan assets........         (5.5)         (2.5)       (2.2)        ---         ---          ---
  Amortization of prior service cost....          0.1           0.1         0.1         ---         ---          ---
  Amortization of transition obligation.        ---           ---         ---             0.3         0.3          0.3
  Recognized actuarial (gain)loss.......          0.1           0.2         0.3          (0.1)       (0.1)        (0.1)
                                          ------------  ------------ ------------  ------------ ----------- ------------
Net periodic benefit cost...............  $      (0.9)  $       0.4  $      0.8    $      0.4   $     0.4   $      0.4
                                          ============  ============ ============  ============ =========== ============


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $12.2, $12.2 and $10.5, respectively, as of December 31, 1999, and $9.8, $9.8 and $7.1, respectively, as of December 31, 1998.

The Company has four nonpension postretirement benefit plans. The health care plan is contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. For measurement purposes, a 7.54 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.75 percent for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                   1-Percentage-  1-Percentage-
                                                  Point Increase  Point Decrease
                                                  --------------- --------------
Effect on total service
  and interest cost components                         4.03%        (3.71)%
Effect on postretirement benefit obligation            4.07%        (3.79)%


International Plans - Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. This plan is fully funded. Pension expense relating to this plan was approximately $0.3, $0.4 and $0.5 for the years ended December 31, 1999, 1998 and 1997, respectively.

Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. These plans are fully funded. Pension expense relating to these plans was approximately $0.1, $0.1 and $0.1 for the years ended December 31, 1999, 1998 and 1997, respectively.

O & K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. The projected benefit obligation, accumulated benefit obligation and pension expense related to the plan was $5.3, $5.3, and $0.5, respectively, for 1999 and $5.7, $5.7 and $0.4, respectively, for 1998.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Company contributions to these plans were $1.7, $1.2 and $0.7 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE L -- LITIGATION AND CONTINGENCIES

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

The Company's outstanding letters of credit totaled $60.6 at December 31, 1999. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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


NOTE M -- RELATED PARTY TRANSACTIONS

On August 28, 1995, the Company's former chairman retired from his positions with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and the former chairman executed a retirement agreement providing certain benefits to the former chairman and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring the former chairman to make himself available to the Company to provide consulting services for certain portions of his time. The former chairman, or his designee, received a fee for consulting services which included payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the (i) granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions, and (ii) equity grants having a maximum potential of 200.0 thousand shares of Terex Common Stock conditioned upon the Company achieving certain financial performance objectives in the future. During 1997 the former chairman received 150.0 thousand shares of common stock in accordance with this agreement. In contemplation of the execution of this retirement agreement, the Company advanced to the former chairman the principal amount of the forgivable loan. During 1999, 1998 and 1997, the Company forgave $0.2, $0.5 and $0.6, respectively, of principal on the loan along with the current interest.

The Company, a director and certain former executives of the Company, and KCS, have been named parties in various legal proceedings. During 1999, 1998 and 1997, the Company incurred $0.3, $0.3 and $0.2, respectively, of legal fees and expenses on behalf of the Company, the director and former executives of the Company, and KCS named in the lawsuits.

Ares Leverage Investment Fund L.P. ("Ares"), an affiliate of a director of the Company, participated as a lender under the 1998 Bank Credit Facility for the amount of $15.0. Ares received a fee of less than $0.1 for participating as a lender under the 1998 Bank Credit Facility. Ares Leveraged Investment Fund II, L.P. ("Ares II"), an affiliate of a director of the Company, and Ares participated as lenders under the 1999 Bank Credit Facility for the amount of $14.0. Ares and Ares II also received total fees of less than $0.1 for participating lenders under the 1999 Bank Credit Facility. Participation by Ares and Ares II as lenders under the 1999 Bank Credit Facility and the 1998 Bank Credit Facility was made in the ordinary course of Ares' and Ares II's business and on the same terms as all other lenders under the 1999 Bank Credit Facility and the 1998 Bank Credit Facility.

Canadian Imperial Bank of Commerce, an affiliate of CIBC Oppenheimer Corp., of which a director (who has since resigned) of the Company is a managing director, is a lender with a commitment of up to $37.5 and a Co-Documentation Agent under the 1998 Bank Credit Facility. Canadian Imperial Bank of Commerce received a fee of $0.8 for acting as Co-Documentation Agent under the 1998 Bank Credit Facility. Participation by Canadian Imperial Bank of Commerce as a lender under the 1998 Bank Credit Facility was made in the ordinary course of its business and on the same terms as all other lenders under the 1998 Bank Credit Facility. In addition, CIBC Oppenheimer Corp. was retained by the Company in connection with the offering of the 1999 Senior Subordinated Notes. CIBC was paid $0.4 as an underwriting discount upon issuance of the 1999 Senior Subordinated Notes on the same terms as all other underwriters.

On December 31, 1997, a director of the Company retired as an officer of the Company. In connection with his retirement, the Company and the former officer entered into an agreement providing certain benefits to the former officer and the Company. Pursuant to the agreement, the former officer received an award of
5.0 thousand shares of Common Stock in consideration of his years of service to the Company. The agreement also provides for a two-year consulting engagement requiring the former officer to make himself available to the Company to provide consulting services for a certain portion of his time, for such services he received a consulting fee of $0.1 and $0.3 for services provided in 1999 and 1998, respectively.

In 1997, the Company invested $0.1 in a company ("Investee") which was reorganizing after declaring bankruptcy. Subsequent to the initial investment, the Company was required to make an additional investment in Investee. As a result, the Company elected not to continue its investment in Investee and not to make the additional required investment. A director of the Company and one of his business associates acquired the Company's investment in Investee for the amount invested by the Company and assumed the Company's obligations to make additional investments in Investee.

The Company requires that all transactions with affiliates be on terms no less favorable to the Company than could be obtained in comparable transactions with an unrelated person. The Board of Directors is advised in advance of any such proposed transaction or agreement and utilizes such procedures in evaluating their terms and provisions as are appropriate in light of the Board's fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of outside directors. One of the responsibilities of the Audit Committee is to review related party transactions.


NOTE N-- BUSINESS SEGMENT INFORMATION

The Company operates primarily in two industry segments: Terex Earthmoving and Terex Lifting.

Terex Earthmoving designs, manufactures and markets large hydraulic excavators, articulated and rigid off-highway trucks, high capacity surface mining trucks, mobile crushing and screening equipment, asphalt pavers, asphalt mixing plants and related components and replacement parts. These products are used primarily by construction, mining, logging, industrial and government customers in building roads, dams and commercial and residential buildings and supplying coal, minerals, sand and gravel.

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

Included in the 1999 Other are the results of operations of Amida and Bartell, as well as general and corporate items for 1999, 1998 and 1997.

Industry segment information is presented below:

                                           1999          1998          1997
                                       ------------ ------------- --------------
Sales
  Terex Earthmoving................... $    878.9    $    456.4    $    288.4
  Terex Lifting.......................      944.9         770.9         548.0
  Other...............................       32.8           5.9           5.9
                                       ------------ ------------- --------------
     Total............................. $  1,856.6    $  1,233.2   $    842.3
                                       ============ ============== =============

Income (Loss) from Operations
  Terex Earthmoving................... $     87.5    $     41.7    $     24.7
  Terex Lifting.......................       86.4          82.1          47.2
  Other...............................        4.4          (1.8)         (0.8)
                                       ------------ ------------- --------------
    Total............................. $    178.3    $    122.0    $     71.1
                                       ============ ============= ==============

Depreciation and Amortization
  Terex Earthmoving................... $     15.6    $      6.7    $      2.3
  Terex Lifting.......................       12.6           9.5           8.8
  Other...............................        4.0           2.2           3.2
                                       ------------ ------------- --------------
    Total............................. $     32.2    $     18.4    $     14.3
                                       ============ ============= ==============

Capital Expenditures
  Terex Earthmoving................... $     12.0    $      4.8    $      4.5
  Terex Lifting.......................        8.3           7.5           4.3
  Other...............................        1.1           0.8           1.1
                                       ------------ ------------- --------------
    Total............................. $     21.4    $     13.1    $      9.9
                                       ============ ============= ==============

Identifiable Assets
  Terex Earthmoving................... $  1,158.4    $    544.9
  Terex Lifting.......................      781.6         574.3
  Other...............................      237.5          32.0
                                       ------------ -------------
    Total............................. $  2,177.5    $  1,151.2
                                       ============ =============

Sales between segments areas are generally priced to recover costs plus a reasonable markup for profit.

Geographic segment information is presented below:

                                            1999          1998          1997
                                       ------------ ------------- -------------
Sales
  United States....................... $    871.2    $    600.6    $    395.8
  United Kingdom......................      151.3         100.0          95.4
  Other European countries............      353.2         242.1         203.9
  All other...........................      480.9         290.5         147.2
                                       ------------ ------------- --------------
    Total............................. $  1,856.6    $  1,233.2    $    842.3
                                       ============ ============= ==============

Long-lived Assets
  United States....................... $     68.5    $     38.5
  United Kingdom......................       48.9          31.8
  Other European Countries............       47.9          27.9
  All other...........................        7.5           1.3
                                       ------------ -------------
    Total............................. $    172.8    $     99.5
                                       ============ =============

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE O -- CONSOLIDATING FINANCIAL STATEMENTS

On March 31, 1998, the Company issued and sold $150.0 aggregate principal amount of the 1998 Senior Subordinated Notes. On March 9, 1999, the Company issued and sold $100.0 aggregate principal amount of the 1999 Senior Subordinated Notes. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Terex Mining Equipment, Inc., Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc. and Cedarapids, Inc. The financial results of O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc. and Cedarapids, Inc. are included in the results of the Wholly-owned Guarantors since March 31, 1998, July 31, 1998, April 1, 1999, and August 26, 1999, their respective dates of acquisition. The 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

The following subsidiaries of the Company have not provided a guarantee of either the 1998 Senior Subordinated Notes nor the 1999 Senior Subordinated
Notes: Terex Equipment Limited, Unit Rig Australia (Pty) Ltd., Unit Rig South Africa (Pty) Ltd., Unit Rig (Canada) Ltd., PPM S.A., PPM S.p.A., Brimont Agraire, PPM Deutschland GmbH, PPM of Australia Pty Ltd., PPM Far East Private Ltd, Terex Aerials Limited, Terex Italia, S.r.l., Sim-Tech Management Limited, Simon-Tomen Engineering Company Limited, O&K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH, Gru Comedil S.p.A., Powerscreen and Franna Cranes Pty Ltd (collectively, the "Non-guarantor Subsidiaries"). The financial results of O & K Mining GmbH, Holland Lift International B.V., American Crane International B.V., Italmacchine S.r.l., Terex-Peiner GmbH, Gru Comedil S.p.A., Powerscreen and Franna Cranes Pty Ltd are included in the results of the Non-guarantor Subsidiaries since March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998, November 13, 1998, December 18, 1998, July 27, 1999, and December 1, 1999, their respective dates of acquisition.

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

PPM Cranes, Inc. consists of the operations of PPM Cranes, Inc. Its subsidiaries are reported on an equity basis.

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 1998 Senior Subordinated Notes and the 1999 Senior Subordinated Notes.

Debt and goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     504.3   $     580.8   $      73.4   $     889.2   $   (191.1)   $   1,856.6
  Cost of goods sold....................       440.4         499.6          64.4         725.0       (189.5)       1,539.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        63.9          81.2           9.0         164.2         (1.6)         316.7
  Selling, general & administrative
    expenses............................        22.0          29.7           6.2          80.5        ---            138.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        41.9          51.5           2.8          83.7         (1.6)         178.3
  Interest income.......................         2.6           0.4         ---             2.3        ---              5.3
  Interest expense......................       (27.6)        (11.4)         (2.4)        (41.4)       ---            (82.8)
  Income (loss) from equity investees...        79.6         ---            (1.9)         (2.6)       (75.1)         ---
  Other income (expense) - net..........         2.5           2.1          (1.0)         (6.0)       ---             (2.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        99.0          42.6          (2.5)         36.0        (76.7)          98.4
  Benefit from (provision for) income
    taxes...............................        73.9         ---           ---             0.6        ---             74.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items       172.9          42.6          (2.5)         36.6        (76.7)         172.9
  Extraordinary loss on retirement of
   debt.................................       ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................       172.9          42.6          (2.5)         36.6        (76.7)         172.9
  Less preferred stock accretion........       ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $     172.9   $      42.6   $      (2.5)  $      36.6   $    (76.7)   $     172.9
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     208.9   $     445.7   $      84.9   $     616.8   $   (123.1)   $   1,233.2
  Cost of goods sold....................       174.0         360.8          74.7         516.4       (118.5)       1,007.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        34.9          84.9          10.2         100.4         (4.6)         225.8
  Selling, general & administrative
    expenses............................        20.5          24.5           3.4          55.4        ---            103.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        14.4          60.4           6.8          45.0         (4.6)         122.0
  Interest income.......................         1.0           0.5         ---             1.2        ---              2.7
  Interest expense......................        (8.5)         (8.0)         (5.4)        (25.3)       ---            (47.2)
  Income (loss) from equity investees...        36.8           5.5          (1.1)        ---          (41.2)         ---
  Other income (expense) - net..........        (0.7)         (0.4)         (0.2)         (1.7)       ---             (3.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
 extraordinary items...................        43.0          58.0           0.1          19.2        (45.8)          74.5
  Benefit from (provision for) income
   taxes................................       ---           ---           ---            (1.7)       ---             (1.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        43.0          58.0           0.1          17.5        (45.8)          72.8
  Extraordinary loss on retirement of
   debt.................................        (8.5)         (5.0)        (10.4)        (14.4)       ---            (38.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................        34.5          53.0         (10.3)          3.1        (45.8)          34.5
  Less preferred stock accretion........       ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $      34.5   $      53.0   $     (10.3)  $       3.1   $    (45.8)   $      34.5
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     163.3   $     304.3   $      79.5   $     398.6   $     (103.4) $      842.3
  Cost of goods sold....................       136.0         248.8          70.0         349.4         (101.5)        702.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        27.3          55.5           9.5          49.2           (1.9)        139.6
  Selling, general & administrative
   expenses.............................        15.0          18.4           3.3          31.8          ---            68.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        12.3          37.1           6.2          17.4           (1.9)         71.1
  Interest income.......................         0.5           0.1         ---             0.3          ---             0.9
  Interest expense......................       (14.2)         (6.3)         (6.7)        (12.2)         ---           (39.4)
  Income (loss) from equity investees...        29.3          (2.4)         (0.3)        ---            (26.6)        ---
  Other income (expense) - net..........        (2.0)          0.4          (0.3)          0.3          ---            (1.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        25.9          28.9          (1.1)          5.8          (28.5)         31.0
  Provision for income taxes............       ---           ---           ---            (0.7)         ---            (0.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        25.9          28.9          (1.1)          5.1          (28.5)         30.3
  Extraordinary loss on retirement of
   debt.................................       (14.8)        ---           ---           ---            ---           (14.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................        11.1          28.9          (1.1)          5.1          (28.5)         15.5
  Less preferred stock accretion........        (0.4)         (4.4)        ---           ---            ---            (4.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) applicable to common stock $      10.7   $      24.5   $      (1.1)  $       5.1   $      (28.5) $       10.7
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $      64.3   $       1.7   $      0.1    $     67.2    $    ---      $     133.3
     Trade receivables - net............        90.2         103.5         21.3         214.2         ---            429.2
     Intercompany receivables...........         8.8          26.1         13.7          57.0        (105.6)         ---
     Net inventories....................       130.3         190.2         18.2         330.7          (3.8)         665.6
     Other current assets...............        50.2           8.8        ---            28.2         ---             87.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       343.8         330.3         53.3         697.3        (109.4)       1,315.3
   Property, plant & equipment - net....        17.3          49.1          0.1         106.3         ---            172.8
   Investment in and advances to
     (from)   subsidiaries..............       311.4        (185.7)       (20.6)        (95.2)         (9.9)         ---
   Goodwill - net.......................        28.7         151.5         12.0         362.5         ---            554.7
   Other assets - net...................        74.5          28.0          0.4          31.8         ---            134.7
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     775.7   $     373.2   $     45.2    $  1,102.7    $   (119.3)   $   2,177.5
                                         ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $      16.6   $      (0.8)  $      0.8    $     41.0    $    ---      $      57.6
     Trade accounts payable.............        41.4          53.3          6.4         195.9         ---            297.0
     Intercompany payables..............        30.6          15.9          4.5          54.1        (105.1)         ---
     Accruals and other current
       liabilities......................        68.5          30.2          7.5         118.7        ---            224.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       157.1          98.6         19.7         409.7        (105.1)         579.5
   Long-term debt less current portion..       170.8         223.7         59.8         644.5         ---          1,098.8
   Other long-term liabilities..........        15.0           9.3          0.4          41.7         ---             66.4
   Stockholders' equity (deficit).......       432.8          41.6        (34.2)          6.8         (14.2)         432.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $     775.7   $     373.2   $     45.2    $  1,102.7    $   (119.3)   $   2,177.5
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $       9.3   $       0.5   $      0.1    $     15.2    $    ---      $      25.1
     Trade receivables - net............        19.7          51.9         18.0         160.2         ---            249.8
     Intercompany receivables...........         7.0          16.9         12.8          96.5        (133.2)         ---
     Net inventories....................       113.9         101.1         30.0         235.2          (7.4)         472.8
     Other current assets...............         4.8           4.1          0.1          14.9         ---             23.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       154.7         174.5         61.0         522.0        (140.6)         771.6
   Property, plant & equipment - net....        10.8          28.4        ---            60.3         ---             99.5
   Investment in and advances to
     (from)   subsidiaries..............        75.2         (92.7)        (1.4)        (49.0)         67.9          ---
   Goodwill - net.......................        30.3          80.4         13.7         116.5         ---            240.9
   Other assets - net...................         9.9          12.7          1.3          15.3         ---             39.2
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     280.9   $     203.3   $     74.6    $    665.1    $    (72.7)   $   1,151.2
                                         ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $      13.5   $       3.4   $      0.8    $     27.0    $    ---      $      44.7
     Trade accounts payable.............        29.4          53.7          8.4         135.4         ---            226.9
     Intercompany payables..............        13.1          15.2         26.5          78.4        (133.2)         ---
     Accruals and other current
       liabilities......................        44.8          22.6          9.3          77.1         ---            153.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       100.8          94.9         45.0         317.9        (133.2).        425.4
   Long-term debt less current portion..        69.9         100.1         60.8         355.8         ---            586.6
   Other long-term liabilities..........        12.1           9.3          0.6          19.1         ---             41.1
   Stockholders' equity (deficit).......        98.1          (1.0)       (31.8)        (27.7)         60.5           98.1
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $     280.9   $     203.3 ` $     74.6    $    665.1    $    (72.7)   $   1,151.2
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities.................. $     326.5   $    (124.8)  $      0.6   $    (197.3)  $    ---      $       5.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................      (535.6)        ---          ---            ---          ---           (535.6)
  Capital expenditures..................        (3.3)         (4.6)        (0.2)         (13.3)       ---            (21.4)
  Proceeds from sale of excess assets...       ---             2.6          0.4            1.0        ---              4.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash used in investing
   activities...........................      (538.9)         (2.0)         0.2          (12.3)       ---           (553.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       123.7         128.0        ---            282.9        ---            534.6
  Net borrowings (repayments) under
   revolving line of credit agreements..        (1.5)        ---          ---            (15.8)       ---            (17.3)
  Principal repayments of long-term debt       (18.7)         (0.2)        (0.8)         (14.0)       ---            (33.7)
  Payment of premiums on early
   extinguishment of debt...............       ---           ---          ---            ---          ---            ---
  Issuance of common stock..............       162.8         ---          ---            ---          ---            162.8
  Other.................................         1.1           0.2        ---              9.5        ---             10.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by financing
   activities...........................       267.4         128.0         (0.8)          262.6        ---            657.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---          ---             (1.0)       ---             (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................        55.0           1.2        ---             52.0        ---            108.2
Cash and cash equivalents, beginning of
  period................................         9.3           0.5          0.1           15.2        ---             25.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $      64.3   $       1.7   $      0.1    $      67.2   $    ---      $     133.3
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1998
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities.................. $       6.6   $      (0.8)  $     (1.4)   $     (23.9)  $    ---      $     (19.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................      (184.9)        ---          ---            (26.4)       ---           (211.3)
  Capital expenditures..................        (1.7)         (4.1)        (0.1)          (7.2)       ---            (13.1)
  Proceeds from sale of excess assets...       ---             1.9          0.2            0.3        ---              2.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash used in investing
   activities...........................      (186.6)         (2.2)         0.1          (33.3)       ---           (222.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       254.4          90.8         58.6          109.8        ---            513.6
  Net borrowings (repayments) under
   revolving line of credit agreements..       (24.9)        (64.1)         0.5           17.0        ---            (71.5)
  Principal repayments of long-term debt       (39.3)        (20.1)       (47.9)         (63.5)       ---           (170.8)
  Payment of premiums on early
   extinguishment of debt...............        (6.0)         (3.7)        (8.6)         (10.7)       ---            (29.0)
  Other.................................       ---           ---           (1.2)          (1.8)       ---             (3.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by financing
   activities...........................       184.2           2.9          1.4           50.8        ---            239.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................        (0.5)          0.5        ---             (1.4)       ---             (1.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................         3.7           0.4          0.1           (7.8)       ---             (3.6)
Cash and cash equivalents, beginning of
  period................................         5.6           0.1        ---             23.0        ---             28.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $       9.3   $       0.5   $      0.1    $      15.2   $    ---      $      25.1
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1997
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities.................. $      (7.2)  $      (5.1)  $      1.4    $      10.6   $    ---      $      (0.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Acquisition of businesses, net of cash
   acquired.............................       (97.2)        ---          ---            ---          ---            (97.2)
  Capital expenditures..................        (1.2)         (2.4)        (0.7)          (5.6)       ---             (9.9)
  Proceeds from sale of excess assets...         0.1           7.5          0.7            0.2        ---              8.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash (used in) provided by
     investing  activities..............       (98.3)          5.1        ---             (5.4)       ---            (98.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       ---           ---          ---            ---          ---            ---
  Net borrowings (repayments) under
   revolving line of credit agreements..        94.9         ---           (0.3)           5.1        ---             99.7
  Principal repayments of long-term debt       (83.0)        ---           (0.7)         ---          ---            (83.7)
  Redemption of preferred stock.........       (45.4)        ---          ---            ---          ---            (45.4)
  Payment of premiums on early
   extinguishment of debt...............        (9.9)        ---          ---            ---          ---             (9.9)
  Issuance of common stock..............       104.6         ---          ---            ---          ---            104.6
  Other.................................         2.5         ---          ---             (3.6)       ---             (1.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............        63.7         ---           (1.0)           1.5        ---             64.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................        (6.0)        ---           (0.4)          (2.2)       ---             (8.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................       (47.8)        ---          ---              4.5        ---            (43.3)
Cash and cash equivalents, beginning of
  period................................        53.4           0.1        ---             18.5        ---             72.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $       5.6   $       0.1   $    ---      $      23.0   $    ---      $      28.7
                                         ============= ============= ============= ============= ============= =============

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of PPM Cranes, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of PPM Cranes, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Stamford, Connecticut
February 25, 2000

                                PPM Cranes, Inc.

                      Consolidated Statement of Operations

                                  (in millions)


                                                                             Year Ended December 31,
                                                       ------------------------------------------------------------
                                                             1999                 1998                1997
                                                       -----------------   -------------------  ------------------

Net sales............................................. $      80.4         $      92.4       $         87.4
Cost of goods sold....................................        70.2                81.2                 76.5
                                                       -----------------   -------------------  ------------------

     Gross profit.....................................        10.2                11.2                 10.9

Engineering, selling and administrative expenses......         7.2                 4.5                  4.5
                                                       -----------------   -------------------  ------------------

     Income (loss) from operations....................         3.0                 6.7                  6.4

Other income (expense):
     Interest expense.................................        (4.8)               (5.8)                (7.1)
     Amortization of debt issuance costs..............        (0.2)               (0.3)                (0.5)
     Other income (expense)...........................        (0.5)               ---                   0.1
                                                       -----------------   -------------------  ------------------

     Income (loss) before income taxes................        (2.5)                0.6                 (1.1)

Provision for income taxes............................       ---                 ---                  ---
                                                       -----------------   -------------------  ------------------

     Income (loss) before extraordinary items.........        (2.5)                0.6                 (1.1)

Extraordinary loss on retirement of debt..............       ---                 (10.9)               ---
                                                       -----------------    -------------------  ------------------


     Net loss......................................... $      (2.5)        $     (10.3)        $       (1.1)
                                                       =================   ===================  ==================




     The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                           Consolidated Balance Sheet

                       (in millions, except share amounts)

                                                                                              December 31,
                                                                                       ---------------------------
                                                                                           1999          1998
                                                                                       ------------- -------------
Assets
Current assets:
  Cash and cash equivalents..........................................................  $      0.1    $      0.2
  Trade accounts receivable (net of  allowance of $0.6 and $0.8 at
   December 31, 1999 and 1998, respectively).........................................        21.3          19.3
  Net inventories....................................................................        18.2          30.4
  Due from affiliates................................................................        14.5          15.1
  Prepaid expenses and other current assets..........................................       ---             0.1
                                                                                       ------------- -------------

Total current assets.................................................................        54.1          65.1

Property, plant and equipment - net..................................................         0.2         ---

Intangible assets:
  Goodwill - net.....................................................................        13.2          14.4
  Other assets - net.................................................................         0.9           1.3
                                                                                       ------------- -------------

Total assets.........................................................................  $     68.4    $     80.8
                                                                                       ============= =============

Liabilities and shareholders' deficit Current liabilities:
  Trade accounts payable.............................................................  $      6.4    $     10.6
  Accrued warranties and product liability...........................................         6.9           8.0
  Accrued expenses...................................................................         0.7           1.8
  Due to affiliates..................................................................         5.3          26.4
  Due to Terex Corporation...........................................................        18.2           0.3
  Current portion of long-term debt..................................................         1.1           0.8
                                                                                       ------------- -------------

Total current liabilities............................................................        38.6          47.9
                                                                                       ------------- -------------

Non-current liabilities:
  Long-term debt, less current portion...............................................        62.8          63.9
  Other non-current liabilities......................................................         1.2           0.8
                                                                                       ------------- -------------

Total non-current liabilities........................................................        64.0          64.7
                                                                                       ------------- -------------

Commitments and contingencies

Shareholders' deficit:
  Common stock, Class A, $.01 par value --
   authorized 8,000 shares; issued and outstanding 5,000 shares......................       ---           ---
  Common stock, Class B, $.01 par value --
   authorized 2,000 shares; issued and outstanding 413 shares........................       ---           ---
  Accumulated deficit................................................................       (34.2)        (31.7)
  Accumulated other comprehensive income - foreign currency translation adjustments..       ---            (0.1)
                                                                                       ------------- -------------

Total shareholders' deficit..........................................................       (34.2)        (31.8)
                                                                                       ------------- -------------

Total liabilities and shareholders' deficit..........................................  $     68.4    $     80.8
                                                                                       ============= =============

     The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

           Consolidated Statement of Changes of Shareholders' Deficit

                                  (in millions)



                                                                            Other
                                                                         Accumulated
                                        Common Stock     Accumulated    Comprehensive
                                                           Deficit          Income            Total
                                       --------------- -------------- ------------------ ----------------
Balance at December 31, 1996.......... $   ---         $    (20.3)     $      0.1        $   (20.2)

    Net loss..........................     ---               (1.1)          ---               (1.1)
    Translation adjustment............     ---              ---              (0.4)            (0.4)
                                                                                         ----------------
     Comprehensive loss...............                                                        (1.5)
                                       --------------- -------------- ------------------ ----------------

Balance at December 31, 1997..........     ---              (21.4)           (0.3)           (21.7)

    Net loss..........................     ---              (10.3)          ---              (10.3)
    Translation adjustment............     ---              ---               0.2              0.2
                                                                                         ----------------
    Comprehensive loss................                                                       (10.1)
                                       --------------- -------------- ------------------ ----------------

Balance at December 31, 1998           $   ---         $    (31.7)     $     (0.1)       $   (31.8)

    Net loss..........................     ---               (2.5)          ---               (2.5)
    Translation adjustment............     ---              ---               0.1              0.1
                                                                                         ----------------
     Comprehensive loss...............                                                        (2.4)
                                       --------------- -------------- ------------------ ----------------

 Balance at December 31, 1999          $   ---         $    (34.2)     $    ---          $   (34.2)
                                       =============== ============== ================== ================



     The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                      Consolidated Statement of Cash Flows

                                  (in millions)

                                                                          Year Ended December 31,
                                                                -------------------------------------------
                                                                      1999           1998          1997
                                                                -------------  -------------  -------------
Operating activities
Net loss.........................................................$   (2.5)      $ (10.3)       $  (1.1)
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization................................     1.5           1.6            1.8
    Extraordinary loss on retirement of debt.....................   ---            10.9          ---
    Loss on sale of subsidiary...................................     0.7         ---            ---
    Gain on sale of property, plant and equipment................    (0.4)        ---            ---
    Other........................................................     0.1         ---              0.4
    Changes in operating assets and liabilities:
         Trade accounts receivable...............................    (2.0)          2.1           (7.0)
         Net inventories........................................     12.2          (0.7)          (0.5)
         Trade accounts payable..................................    (4.2)          3.2            2.4
         Net amounts due to affiliates...........................    (2.6)         (6.2)           6.8
         Other - net.............................................    (2.3)         (0.1)          (1.5)
                                                                 ------------   ------------   ------------
Net cash provided by (used in) operating activities.............      0.5           0.5            1.3
                                                                 ------------   ------------   ------------

Investing activities
Capital expenditures.............................................    (0.2)         (0.1)          (0.7)
Proceeds from sale of excess assets.............................      0.4           0.2            0.7
                                                                 ------------   ------------   ------------
Net cash provided by investing activities........................     0.2           0.1          ---
                                                                 ------------   ------------   ------------

Financing activities
Proceeds from issuance of long-term debt, net of issuance costs..
                                                                     ---            60.0         ---
Net (repayments) borrowings under revolving line of credit
  agreements.....................................................    ---          ---             (0.3)
Principal repayments of long-term debt...........................    (0.8)        (50.8)          (0.7)
Payment of premiums on early extinguishment of debt..............    ---           (8.6)         ---
Other............................................................    ---           (1.2)          (0.1)
                                                                 ------------   ------------   ------------
Net cash used in financing activities............................    (0.8)         (0.6)          (1.1)
                                                                 ------------   ------------   ------------

Effect of exchange rate changes on cash..........................    ---         ---             (0.4)
                                                                 ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents.............    (0.1)        ---             (0.2)
Cash and cash equivalents at beginning of period.................     0.2           0.2            0.4
                                                                 ------------   ------------   ------------

Cash and cash equivalents at end of period.......................$    0.1       $   0.2        $   0.2
                                                                 ============   ============   ============

Supplemental disclosure of cash flow information
Cash paid for interest...........................................$    0.4       $   0.5        $   0.4
                                                                 ============   ============   ============
Cash paid for income taxes...................................... $  ---         $ ---          $ ---
                                                                 ============   ============   ============


     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary PPM Far East Private Ltd. Prior to November 30, 1999 the accounts of the Company's other wholly-owned subsidiary, PPM of Australia Pty. Ltd. ("PPM Australia"), were also included. On November 30, 1999, the Company sold its ownership in PPM Australia to Terex Corporation for $1.2 resulting in a loss of $0.7, which has been included in other income (expense). All material intercompany transactions and profits have been eliminated.

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

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is amortized on a straight-line basis over fifteen years. Accumulated amortization is $6.0 and $4.8 at December 31, 1999 and 1998, respectively.

Debt Issuance Costs. Debt issuance costs incurred by Terex Corporation in securing the financing related to acquiring the Company have been capitalized and are reflected in the financial statements. Capitalized debt issuance costs are amortized over the term of the related debt. Accumulated amortization is $0.4 and $0.2 at December 31, 1999 and 1998, respectively.

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

Income Taxes. Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company is a part of a group that files a consolidated income tax return. The method used to allocate income taxes to members of the group is one in which current and deferred income taxes are calculated on a separate return basis as if the Company had not been included in a consolidated income tax return with its parent. The tax benefit associated with the 1998 Bank Credit Facility (as defined in Note 5) has been taken into account in the Company's tax provision.

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

Foreign Currency Translation. Assets and liabilities of the Company's international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders' Deficit. Gains or (losses) resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction. During 1999 the Company recognized a loss of $0.1 in other income (expense) related to the cumulative translation adjustment of PPM Australia at the sale date. The translation gain included in comprehensive loss represents a reclassification adjustment.

Foreign Exchange Contracts. The Company may from time to time use foreign exchange contracts to hedge recorded balance sheet amounts related to certain international operations and firm commitments that create currency exposures. The Company does not enter into speculative contracts. Gains and losses on hedges of assets and liabilities are recognized in income as offsets to the gains and losses from the underlying hedged amounts. Gains and losses on hedges of firm commitments are recorded on the basis of the underlying transaction. At December 31, 1999 the Company had no material outstanding foreign exchange contracts.

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 1999 and 1998.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Engineering, Selling and Administrative Expenses and amounted to $0.0, $0.0 and $0.1 in 1999, 1998 and 1997, respectively.

NOTE 3 -- INVENTORIES

Inventories at December 31, 1999 and 1998 consist of the following:

                                                      1999       1998
                                                    --------- ----------
Raw materials and supplies.......................   $    5.9  $   10.4
Work in process..................................        1.9       1.6
Replacement parts................................        6.8       9.1
Finished goods equipment.........................        3.6       9.3
                                                    --------- ----------
                                                    $   18.2  $   30.4
                                                    ========= ==========

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                                      1999      1998
                                                   ---------- ---------
Property.......................................... $    0.2   $    0.2
Plant.............................................    ---        ---
Machinery and equipment...........................      0.2      ---
                                                   ---------- ---------
                                                        0.4        0.2
Less accumulated depreciation.....................     (0.2)      (0.2)
                                                   ---------- ---------
                                                   $    0.2   $  ---
                                                   ========== =========


Depreciation expense for 1999, 1998 and 1997 was $0.0, $0.1 and $0.1, respectively.


NOTE 5 - LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 is summarized as follows:

                                                  1999         1998
                                             ------------- -------------
1998 Bank Credit Facility................... $     60.0    $    60.0
Note payable................................        3.9          4.4
Other.......................................       ---           0.3
                                             ------------- -------------
     Total long-term debt...................       63.9         64.7
     Less: Current portion long-term debt...       (1.1)        (0.8)
                                             ------------- -------------
     Long-term debt less current portion.... $     62.8    $    63.9
                                             ============= =============

On May 9, 1995, Terex Corporation issued $250 of 13-1/4% Senior Secured Notes due May 15, 2002 (the "Senior Secured Notes"). The Senior Secured Notes were issued in conjunction with Terex Corporation's acquisition of substantially all of the capital stock of PPM Cranes, Inc. and P.P.M. S.A. and the refinancing of Terex Corporation's debt. Of the total principal amount, $50 related to the acquisition of substantially all of the capital stock of PPM Cranes, Inc. and was included in the Company's consolidated balance sheet prior to March 6, 1998. On March 6, 1998, Terex Corporation redeemed or defeased all of its $166.7 principal amount of its then outstanding Senior Secured Notes. The Company had $50.0 in principal of the Senior Secured Notes that were redeemed. Concurrently therewith, Terex Corporation also refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under Terex Corporation's new $500.0 global bank credit facility ("1998 Bank Credit Facility"). In connection with the repurchase of the Senior Secured Notes, the Company incurred an extraordinary loss of $10.9. This extraordinary loss was recorded in the first quarter of 1998.

The 1998 Bank Credit Facility consists of a new secured global revolving credit facility aggregating up to $125.0 (the "1998 Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. With limited exceptions, the obligations under the New Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of Terex Corporation, (ii) a pledge of 65% of the stock of the foreign subsidiaries of Terex Corporation and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 1998 Bank Credit Facility contains covenants limiting Terex Corporation's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The 1998 Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, Terex Corporation has borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan") of which $60.0 was pushed down to the Company. The outstanding principal amount of the Term B Loan currently bears interest, at Terex Corporation's option, at a rate of 2.75% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.75% in excess of the prime rate. The weighted average interest rate on the Term B Loan at December 31, 1999 was 8.38%. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term A Loan and Term B Loan are subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.)

Note payable

The note payable is to Harnischfeger Corporation and is not interest bearing.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 1999 in the successive five-year period are summarized as follows:

                                 Note Payable -
                                 Harnischfeger       Other         Total
                                ---------------- -------------- -------------
 2000...........................$       0.8      $      0.3     $   1.1
 2001...........................        0.8           ---           0.8
 2002...........................        0.5           ---           0.5
 2003...........................        0.5           ---           0.5
 2004...........................        0.5           ---           0.5
 Thereafter.....................        3.5            60.0        63.5
                                ---------------- -------------- -------------
                                        6.6            60.3        66.9
 Imputed Interest...............       (2.7)          ---          (2.7)
                                ---------------- -------------- -------------
                                $       3.9      $     60.3     $  64.2
                                ================ ============== =============


The Company believes that the carrying value of other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.


NOTE 6 -- EMPLOYEE BENEFIT PLAN

The Company participates in a defined contribution plan which is sponsored by Terex Corporation. The plan covers U.S. employees. Under the plan, the Company matches a portion of an employee's contribution to the plan. The related expense to the Company was $0.1, $0.1 and $0.1 for 1999, 1998 and 1997, respectively.


NOTE 7 -- INCOME TAXES

The components of income (loss) from continuing operations before income taxes and extraordinary items consisted of the following:

                                                    Year Ended December 31,
                                           -------------------------------------
                                                1999        1998        1997
                                            ------------ ----------- -----------
Domestic....................................$   (2.8)    $   0.4     $   (1.1)
Foreign.....................................     0.4         0.2          ---
                                            ------------ ----------- -----------

                                            $   (2.4)    $   0.6     $   (1.1)
                                            ============ =========== ===========


The Company has no provision (benefit) for federal, foreign and state income taxes.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. In accordance with SFAS No. 109, "Accounting for income taxes," a valuation allowance fully offsetting the net deferred tax asset, has been recognized. The tax effects of the basis differences and Net Operating Loss ("NOL") carryforward as of December 31, 1999 and 1998 are summarized below:


                                                    Year Ended December 31,
                                                -------------------------------
                                                      1999           1998
                                                --------------- ---------------
Total deferred tax liabilities................. $     ---       $     ---
                                                --------------- ---------------

Receivables.................................... $       0.1             0.1
Inventory......................................         0.2             0.7
Fixed Assets...................................        (0.5)            0.8
Product liability..............................         5.1             2.1
Warranty.......................................         1.8             0.7
Other..........................................       ---             ---
NOL carryforwards..............................        22.3            20.7
                                                --------------- ---------------
Total deferred tax assets......................        29.0            25.1
Deferred tax asset valuation allowance.........       (29.0)          (25.1)
                                                --------------- ---------------

Net deferred taxes............................. $     ---       $     ---
                                                =============== ===============

The valuation allowance for deferred tax assets at acquisition date, May 9, 1995, was $19.0. Any future reduction of this valuation allowance attributable to the pre-acquisition period will reduce goodwill. The net change in the valuation allowance for 1999, 1998 and 1997 was an increase of $3.9, an increase of $3.6 and a decrease of $3.1, respectively.

At December 31, 1999, the Company has loss carryforwards for federal income tax purposes of approximately $59.1 available to offset future taxable income. The expiration of the Company's loss carryforwards are as follows:

   Year
 Expiring                       Amount
------------                 -------------
   2004    ................. $     21.7
   2005    .................        0.8
   2006    .................        5.8
   2007    .................        8.9
   2008    .................        3.1
   2009    .................        2.4
   2010    .................        0.2
   2011    .................        5.4
   2018    .................       10.8
   2019    .................        4.6
                             -------------
   Total   ................. $     63.7
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

The Company's provision for income taxes from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's loss before income taxes. The reasons for the difference are summarized below:

                                                      Year Ended December 31,
                                               --------------------------------
                                                 1999         1998      1997
                                               ---------- ---------- ----------
Statutory federal income tax rate............  $  (0.8)   $    0.2   $  (0.4)
Goodwill.....................................      0.4         0.4       0.5
NOL and basis differences
   with no current benefit...................      0.4        (0.6)     (0.1)
                                               ---------- ---------- ----------
Total provision for income taxes.............  $   ---    $    ---   $   ---
                                               ========== ========== ==========

There were no income taxes paid during 1999, 1998 and 1997.


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

The Company has various lease agreements, primarily related to office space, production facilities, and office equipment, which are accounted for as operating leases. Certain leases have renewal options and provisions requiring the Company to pay maintenance, property taxes and insurance. Rent expense for 1999, 1998 and 1997 was $0.3, $0.3 and $0.4, respectively.

Future minimum payments under noncancelable operating leases at December 31, 1999 are as follows:

 2000...................................... $      0.2
 2001......................................        0.2
 2002......................................        0.2
 2003......................................        0.2
 2004......................................        0.1
 Thereafter................................      ---
                                            --------------
                                            $      0.9
                                            ==============


The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.


NOTE 9 - BUSINESS SEGMENT INFORMATION

The Company operates in one industry segment, that being the designing, manufacturing, and marketing of telescopic mobile cranes. These products are used primarily in the construction industry.

Geographic segment information is presented below:

                                     1999         1998       1997
                                 -----------  ----------- -----------
Sales
  United States..................$    65.4    $    66.6   $   54.3
  All Other......................     15.0         25.8       33.1
                                 -----------  ----------- -----------
                                 $    80.4    $    92.4   $   87.4
                                 ===========  =========== ===========


The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer.

Sales to the Company's largest customer comprised 12%, 12% and 12% of the Company's net sales in the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 10 -- RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 1998 and 1997, the Company had transactions with various unconsolidated affiliates as follows:


                                                    1999      1998       1997
                                                  --------- ---------- ---------
  Product sales and service revenues..........    $   ---   $    1.3   $   2.5

  Management fee expense......................    $   1.0   $    1.0   $   1.1

  Interest expense............................    $   5.2   $    5.3   $   6.5


Included in management fee expense are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Amounts in millions)


                                                                                 Additions
                                                                        -------------------------
                                                            Balance
                                                           Beginning     Charges to                                  Balance End
                                                            of Year       Earnings       Other      Deductions (1)    of Year
                                                          ------------ ------------ ------------- ---------------- ------------
Year ended December 31, 1999 Deducted from asset accounts:

   Allowance for doubtful accounts.............           $      5.6   $       0.4  $     ---     $        (0.2)   $     5.8
   Reserve for excess and obsolete inventory...                 24.0           4.7        ---              (6.2)        22.5
                                                          ------------ ------------ ------------- ---------------- ------------
    Totals.....................................           $     29.6   $       5.1  $     ---     $        (6.4)   $    28.3
                                                          ============ ============ ============= ================ ============

Year ended December 31, 1998: Deducted from asset accounts:
   Allowance for doubtful accounts.............           $      4.5   $       1.8  $     ---     $        (0.7)   $     5.6
   Reserve for excess and obsolete inventory...                 24.0           5.6        ---              (5.6)        24.0
                                                          ------------ ------------ ------------- ---------------- ------------
    Totals.....................................           $     28.5   $       7.4  $     ---     $        (6.3)   $    29.6
                                                          ============ ============ ============= ================ ============

Year ended December 31, 1997: Deducted from asset accounts:
   Allowance for doubtful accounts.............           $      7.0   $       0.4  $     ---     $        (2.9)   $     4.5
   Reserve for excess and obsolete inventory...                 18.7           8.1        ---              (2.8)        24.0
                                                          ------------ ------------ ------------- ---------------- ------------
    Totals.....................................           $     25.7   $       8.5  $     ---     $        (5.7)   $    28.5
                                                          ============ ============ ============= ================ ============


(1) Primarily represents the utilization of established reserves, net of recoveries.

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

4.7 Fourth Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1999) (incorporated by reference to
       Exhibit 4.7 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

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

4.11 Third Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
       Exhibit 4.11 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

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

10.5   Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan. *

10.6   Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan. *

10.7 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.8 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.9 Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative Agent, Bank Boston N.A., as Syndication Agent and Canadian Imperial Bank of Commerce and First Union National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit
       10.13 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.10 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.11 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.15 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.12 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.16 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.13 Pledge Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.14 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse First Boston, as Mortgagee (incorporated by reference to
       Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.15 Amendment No. 1 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.16 Amendment No. 2 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.19 Amendment No. 5 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report, Commission File No. 1-10702, dated July 27, 1999 and filed with the Commission on August 10, 1999).

10.20 Amendment No. 6 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.22 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.21 Amendment No. 7 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein and Credit Suisse First Boston, as Administrative and Collateral Agent. *

10.22 Tranche C Credit Agreement, dated as of July 2, 1999, as amended and restated as of August 23, 1999, among Terex Corporation, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.23 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.23 Purchase Agreement dated as of March 9, 1999 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.24 Registration Rights Agreement dated as of March 9, 1999 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.25 Underwriting Agreement, dated as of June 17, 1999, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
       Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on June 18, 1999).

10.26 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.27 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999 (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.28 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.29 Employment and Compensation Agreement, dated as of January 1, 1999, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.30 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

12.1   Calculation of Ratio of Earnings to Fixed Charges. *

21.1   Subsidiaries of Terex Corporation. *

23.1 Consent of Independent Accountants - PricewaterhouseCoopers LLP, Stamford, Connecticut. *

24.1   Power of Attorney. *

27.1   Financial Data Schedule.*



*      Exhibit filed with this document.