Form 10-Q
period 2000-03-31
TEREX CORP
filed 2000-05-11
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

                                   (Mark One)

             |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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



Number of outstanding shares of common stock:  27.6 million as of May 1, 2000.



The Exhibit Index appears on page 26.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). See Note H to the Company's March 31, 2000 Condensed Consolidated Financial Statements.

                             State or other jurisdiction of     I.R.S. employer
          Guarantor          incorporation or organization       identification
                                                                    number

 Terex Cranes, Inc.                        Delaware                 06-1513089
 PPM Cranes, Inc.                          Delaware                 39-1611683
 Koehring Cranes, Inc.                     Delaware                 06-1423888
 Terex-Telelect, Inc.                      Delaware                 41-1603748
 Terex-RO Corporation                       Kansas                  44-0565380
 Terex Aerials, Inc.                       Wisconsin                39-1028686
 Terex Mining Equipment, Inc.              Delaware                 06-1503634
 Payhauler Corp.                           Illinois                 36-3195008
 The American Crane Corporation         North Carolina              56-1570091
 O & K Orenstein & Koppel, Inc.            Delaware                 58-2084520
 Amida Industries Inc.                  South Carolina              57-0531390
 Cedarapids, Inc.                            Iowa                   42-0332910

                                                                        Page No.
PART I     FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements

  TEREX CORPORATION
     Condensed Consolidated Statement of Operations --
         Three months ended March 31, 2000 and 1999............................3
     Condensed Consolidated Balance Sheet - March 31, 2000
         and December 31, 1999.................................................4
     Condensed Consolidated Statement of Cash Flows --
         Three months ended March 31, 2000 and 1999............................5
     Notes to Condensed Consolidated Financial Statements -
         March 31, 2000........................................................6

  PPM CRANES, INC.
     Condensed Consolidated Statement of Operations --
         Three months ended March 31, 2000 and 1999...........................14
     Condensed Consolidated Balance Sheet - March 31, 2000 and
         December 31, 1999....................................................15
     Condensed Consolidated Statement of Cash Flows --
         Three months ended March 31, 2000 and 1999...........................16
     Notes to Condensed Consolidated Financial Statements - March 31, 2000....17


Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................19
Item 3  Quantitative and Qualitative Disclosures About Market Risk............22


PART II    OTHER INFORMATION


Item 1  Legal Proceedings.....................................................23
Item 2  Changes in Securities and Use of Proceeds.............................23
Item 3  Defaults Upon Senior Securities.......................................23
Item 4  Submission of Matters to a Vote of Security Holders...................23
Item 5  Other Information.....................................................23
Item 6  Exhibits and Reports on Form 8-K......................................24

SIGNATURES....................................................................25


EXHIBIT INDEX.................................................................26

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                     For the Three Months
                                                       Ended March 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------ -------------

Net sales......................................... $   553.5     $   423.3
Cost of goods sold................................     456.8         352.4
                                                   ------------- ------------

     Gross profit.................................      96.7          70.9
Selling, general and administrative expenses......      41.7          30.4
                                                   ------------- ------------

     Income from operations.......................      55.0          40.5

Other income (expense):
     Interest income..............................       1.1           0.5
     Interest expense.............................     (26.0)        (13.3)
     Other income (expense) - net.................      (0.6)         (0.9)
                                                   ------------- ------------

Income before income taxes........................      29.5          26.8
Provision for income taxes........................      (9.4)         (0.8)
                                                   ------------- ------------

Net income........................................ $    20.1     $    26.0
                                                   ============= ============



Net income per common share:
    Basic......................................... $    0.73     $    1.25
    Diluted....................................... $    0.71     $    1.16

Weighted average number of shares outstanding
     in per share calculation
        Basic.....................................      27.5          20.8
        Diluted...................................      28.4          22.5


    The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                             March 31,        December 31,
                                                                               2000              1999
                                                                         ----------------- -----------------
Assets
Current assets
     Cash and cash equivalents..........................................  $        186.2     $      133.3
     Trade receivables (net of allowance of $5.6 at
       March 31, 2000 and $5.8 at December 31, 1999)....................           417.7            429.2
     Net inventories....................................................           635.6            665.6
     Deferred taxes.....................................................            47.2             47.2
     Other current assets...............................................            51.1             40.0
                                                                          ------------------ ----------------
         Total current assets...........................................         1,337.8          1,315.3

Long-term assets
     Property, plant and equipment - net................................           155.3            172.8
     Goodwill...........................................................           547.0            554.7
     Deferred taxes.....................................................            48.0             55.3
     Other assets.......................................................            78.3             79.4
                                                                          ------------------ ----------------

Total assets............................................................  $      2,166.4     $    2,177.5
                                                                          ================== ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable and current portion of long-term debt................  $         62.3     $       57.6
     Trade accounts payable.............................................           317.6            297.0
     Accrued compensation and benefits..................................            32.9             27.3
     Accrued warranties and product liability...........................            53.3             55.9
     Other current liabilities..........................................           127.9            141.7
                                                                          ------------------ ----------------
         Total current liabilities......................................           594.0            579.5
Non-current liabilities
     Long-term debt, less current portion...............................         1,069.8          1,098.8
     Other..............................................................            66.1             66.4

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock..................................             0.8              0.8
     Equity rights......................................................             0.8              0.8
     Common stock, $.01 par value - authorized 150.0 shares; issued
       27.6 at March 31, 2000 and 27.5 at December 31, 1999.............             0.3              0.3
     Additional paid-in capital.........................................           356.0            355.0
     Retained earnings..................................................           112.1             92.0
     Accumulated other comprehensive income.............................           (31.6)           (16.1)
     Less cost of shares of common stock in treasury
       (0.1 shares at March 31, 2000)...................................            (1.9)           ---
                                                                          ------------------ ----------------
         Total stockholders' equity.....................................           436.5            432.8
                                                                          ------------------ ----------------

Total liabilities and stockholders' equity..............................  $      2,166.4     $    2,177.5
                                                                          ================== ================

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   ---------------------------
                                                                                        2000         1999
                                                                                   ---------------------------
Operating Activities
   Net income.....................................................................  $      20.1    $     26.0
   Adjustments to reconcile net income to cash provided
     by (used in) operating activities:
        Depreciation..............................................................          5.8           3.2
        Amortization..............................................................          5.4           2.7
        Deferred taxes............................................................          7.3         ---
        Gain on sale of fixed assets..............................................         (0.2)        ---
        Changes  in  operating   assets  and  liabilities
          (net  of  effects  of acquisitions):
            Trade receivables.....................................................          9.3        (108.3)
            Net inventories.......................................................         24.0         (17.3)
            Trade accounts payable................................................         21.3          32.8
            Other, net............................................................        (22.5)          9.2
                                                                                    -------------- -------------
             Net cash provided by (used in) operating activities..................         70.5         (51.7)
                                                                                    -------------- -------------


Investing Activities
   Proceeds from sale of assets...................................................          7.7           0.1
   Capital expenditures...........................................................         (5.4)         (4.4)
   Acquisition of businesses, net of cash acquired................................         (0.3)        ---
                                                                                    -------------- -------------
             Net cash provided by (used in) investing activities..................          2.0          (4.3)
                                                                                    -------------- -------------


Financing Activities
   Net incremental repayments under revolving line of credit agreements...........        (15.3)        (11.2)
   Principal repayments of long-term debt.........................................         (2.5)        (31.4)
   Purchase of common stock held in treasury......................................         (1.1)        ---
   Proceeds from issuance of long-term debt, net of issuance costs................        ---            94.9
   Other..........................................................................        ---             0.1
                                                                                    -------------- -------------
             Net cash provided by (used in) financing activities..................        (18.9)         52.4
                                                                                    -------------- -------------


Effect of Exchange Rate Changes on
   Cash and Cash Equivalents......................................................         (0.7)          0.5
                                                                                    -------------- -------------


Net Increase (Decrease) in Cash and
   Cash Equivalents...............................................................         52.9          (3.1)

Cash and Cash Equivalents at Beginning of Period..................................        133.3          25.1
                                                                                    -------------- -------------

Cash and Cash Equivalents at End of Period........................................  $     186.2    $     22.0
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Cash and cash equivalents at March 31, 2000 and 1999 include $9.0 and $3.5, respectively, which was not immediately available for use.

NOTE B -- INVENTORIES

Net inventories consist of the following:

                                         March 31,        December 31,
                                            2000              1999
                                       ----------------  ----------------
Finished equipment...................  $      210.3       $     235.3
Replacement parts....................         170.9             176.8
Work-in-process......................          83.9              81.9
Raw materials and supplies...........         170.5             171.6
                                       ----------------- ----------------

Net inventories......................  $      635.6       $     665.6
                                       =================  ===============


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                              March 31,        December 31,
                                                 2000              1999
                                           ----------------- -----------------
Property..................................  $       19.7     $        23.3
Plant.....................................          87.6              97.2
Equipment.................................         107.3             112.5
                                            ---------------- -----------------
                                                   214.6             233.0
Less:  Accumulated depreciation...........         (59.3)            (60.2)
                                            ---------------- -----------------
Net property, plant and equipment.........  $      155.3     $       172.8
                                            ================ =================

NOTE D - EARNINGS PER SHARE

                                                         Three Months Ended March 31,
                                                     (in millions, except per share data)
                                                ---------------------------------------------------------------------------
                                                              2000                                1999
                                                ---------------------------------------------------------------------------
                                                              Per-Share                            Per-Share
                                                  Income      Shares        Amount       Income      Shares      Amount
                                                ------------ ----------- ----------- ------------ ----------- -------------
    Basic earnings per share
       Income before extraordinary items......  $    20.1        27.5    $     0.73  $    26.0        20.8    $    1.25

    Effect of dilutive securities
       Warrants..............................       ---           0.1                    ---           0.1
       Stock Options..........................      ---           0.6                    ---           0.9
       Equity Rights..........................      ---           0.2                    ---           0.7
                                                ------------ -----------             ------------ ----------

    Income available to common
      stockholders - diluted..................  $    20.1        28.4    $     0.71  $    26.0        22.5    $    1.16
                                                ============ =========== =========== ============ =========== ============



NOTE E - STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended March 31, 2000 and March 31, 1999, total non-shareowner changes in equity were $4.6 and $13.0, respectively.


In March 2000, the Company's Board of Directors authorized the purchase of up to
2.0 shares of the Company's outstanding common stock over the following twelve months. As of March 31, 2000, the Company had acquired 0.1 shares at a total cost of $1.9.

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

NOTE G - BUSINESS SEGMENT INFORMATION

The Company organizes itself in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of Amida Industries, Inc., Terex Bartell, Ltd. and Terex Bartell Inc. for the three months ended March 31, 2000, as well as general and corporate items for the three months ended March 31, 2000 and 1999. Industry segment information is presented below:

                                                 Three months ended
                                                        March 31,
                                             -----------------------------
                                                  2000          1999
                                             --------------- -------------
Sales
  Terex Lifting.............................  $     223.7    $    241.4
  Terex Earthmoving.........................        316.2         180.7
  Other.....................................         13.6           1.2
                                              -------------- -------------
    Total...................................  $     553.5    $    423.3
                                              ============== =============

Income (Loss) from Operations
  Terex Lifting.............................  $      22.5    $     24.5
  Terex Earthmoving.........................         31.4          17.5
  Other.....................................          1.1          (1.5)
                                              -------------- -------------
    Total...................................  $      55.0    $     40.5
                                              ============== =============

NOTE H -- CONSOLIDATING FINANCIAL STATEMENTS


On March 31, 1998 and March 9, 1999, the Company issued and sold $150.0 aggregate principal amount and $100.0 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Aerials, Inc., Terex Mining Equipment, Inc., Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc. and Cedarapids, Inc. The financial results of Amida Industries, Inc. and Cedarapids, Inc. are included in the results of the Wholly-owned Guarantors since April 1, 1999 and August 26, 1999, their respective dates of acquisition. The Senior Subordinated Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.


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


PPM Cranes, Inc. consists of the operations of PPM Cranes, Inc. Its subsidiaries are reported on the equity basis.


Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the Senior Subordinated Notes.


Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------- ------------- --------------
Net sales...............................   $     93.7    $    171.2    $    11.9     $    312.2    $    (35.5)   $     553.5
   Cost of goods sold...................         81.3         144.3         10.6          256.9         (36.3)         456.8
                                           ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         12.4          26.9          1.3           55.3           0.8           96.7
   Selling, general & administrative
     expenses...........................          5.3           9.4          1.4           25.6         ---             41.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........          7.1          17.5         (0.1)          29.7           0.8           55.0
  Interest income.......................          0.6           0.1        ---              0.4         ---              1.1
  Interest expense......................         (6.1)         (4.9)        (1.3)         (13.7)        ---            (26.0)
  Income (loss) from equity investees...         25.5          (0.1)       ---             (2.7)        (22.7)         ---
  Other income (expense) - net..........          1.0          (0.5)       ---             (1.1)        ---             (0.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......         28.1          12.1         (1.4)          12.6         (21.9)          29.5
  Provision for income taxes............         (8.0)         (0.1)       ---             (1.3)        ---             (9.4)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................   $     20.1    $     12.0    $    (1.4)    $     11.3    $    (21.9)   $      20.1
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------ -------------- -------------
Net sales...............................   $    112.3    $    133.0    $    19.0     $    177.4    $    (18.4)   $     423.3
   Cost of goods sold...................         98.7         111.1         17.1          142.7         (17.2)         352.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         13.6          21.9          1.9           34.7          (1.2)          70.9
   Selling, general & administrative
    expenses............................          6.6           6.0          0.9           16.9         ---             30.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........          7.0          15.9          1.0           17.8          (1.2)          40.5
  Interest income.......................          0.2         ---          ---              0.3         ---              0.5
  Interest expense......................         (2.9)         (1.9)        (1.2)          (7.3)        ---            (13.3)
  Income (loss) from equity investees...         22.3           1.0          0.1          ---           (23.4)         ---
  Other income (expense) - net..........         (0.2)         (0.3)        (0.1)          (0.3)        ---             (0.9)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......         26.4          14.7         (0.2)          10.5         (24.6)          26.8
  Provision for income taxes............         (0.4)          0.1        ---             (0.5)        ---             (0.8)
                                           ------------- ------------- ------------- ------------- ------------- -------------

Net income (loss).......................   $     26.0    $     14.8    $    (0.2)    $     10.0    $    (24.6)   $      26.0
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2000
(in millions)


                                                           Wholly-                      Non-
                                              Terex         owned          PPM         guarantor   Intercompany
                                           Corporation    Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------- ------------- --------------
Assets
   Current assets
     Cash and cash equivalents..........   $    145.7    $      2.3    $     0.2     $      38.0   $    ---      $     186.2
     Trade receivables - net............         46.5          89.9         16.2           265.1        ---            417.7
     Intercompany receivables...........         22.1          24.2         16.2            53.2       (115.7)         ---
     Net inventories....................         95.6         185.0         22.9           337.9         (5.8)         635.6
     Other current assets...............         54.6           8.1        ---              35.6        ---             98.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        364.5         309.5         55.5           729.8       (121.5)       1,337.8
   Long-term assets
     Property, plant & equipment - net..         12.0          43.7          0.2            99.4        ---            155.3
     Investment in and advances
       to (from) subsidiaries...........        291.8        (121.7)       (15.6)         (126.2)       (28.3)         ---
     Goodwill...........................         14.6         151.5         12.9           368.0        ---            547.0
     Other assets.......................         67.1          30.0          0.9            28.3        ---            126.3
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    750.0    $    413.0    $    53.9     $   1,099.3   $   (149.8)   $   2,166.4
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $     19.4    $      1.5    $     0.8     $      40.6   $    ---      $      62.3
     Trade accounts payable.............         42.1          62.5          8.4           204.6        ---            317.6
     Intercompany payables..............         20.5          27.6          7.6            60.0       (115.7)         ---
     Accruals    and    other     current        72.3          33.8          8.4            99.6        ---            214.1
       liabilities......................
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        154.3         125.4         25.2           404.8       (115.7)         594.0
   Non-current liabilities
     Long-term debt, less current portion       143.3         219.8         63.1           643.6        ---          1,069.8
     Other long-term liabilities........         15.9          14.2          1.2            34.8        ---             66.1
   Stockholders' equity (deficit).......        436.5          53.6        (35.6)           16.1        (34.1)         436.5
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    750.0    $    413.0    $    53.9     $   1,099.3   $   (149.8)   $   2,166.4
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $      64.3   $       1.7   $      0.1    $     67.2    $    ---      $     133.3
     Trade receivables - net............        90.2         103.5         21.3         214.2         ---            429.2
     Intercompany receivables...........         8.8          26.1         13.7          57.0        (105.6)         ---
     Net inventories....................       130.3         190.2         18.2         330.7          (3.8)         665.6
     Other current assets...............        50.2           8.8        ---            28.2         ---             87.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       343.8         330.3         53.3         697.3        (109.4)       1,315.3
   Long-term assests
     Property, plant & equipment - net..        17.3          49.1          0.1         106.3         ---            172.8
     Investment   in  and   advances   to
      (from)   subsidiaries.............       311.4        (185.7)       (20.6)        (95.2)         (9.9)         ---
     Goodwill - net.....................        28.7         151.5         12.0         362.5         ---            554.7
     Other assets - net.................        74.5          28.0          0.4          31.8         ---            134.7
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     775.7   $     373.2   $     45.2    $  1,102.7    $   (119.3)   $   2,177.5
                                         ============= ============= ============= ============= ============= =============

Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $      16.6   $      (0.8)  $      0.8    $     41.0    $    ---      $      57.6
     Trade accounts payable.............        41.4          53.3          6.4         195.9         ---            297.0
     Intercompany payables..............        30.6          15.9          4.5          54.1        (105.1)         ---
     Accruals    and    other     current       68.5          30.2          7.5         118.7        ----            224.9
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       157.1          98.6         19.2         409.7        (105.1)         579.5
   Non-current liabilities
     Long-term debt, less current portion      170.8         223.7         59.8         644.5         ---          1,098.8
     Other long-term liabilities........        15.0           9.3          0.4          41.7         ---             66.4
   Stockholders' equity (deficit).......       432.8          41.6        (34.2)          6.8         (14.2)         432.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total   liabilities   and   stockholders'
   equity (deficit)..................... $     775.7   $     373.2   $     45.2    $  1,102.7    $   (119.3)   $   2,177.5
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        Guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -------------- -------------
Net cash provided by (used in)
   operating activities.................   $     85.9    $     (4.3)   $     0.1     $    (11.2)   $    ---      $      70.5
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Proceeds from sale of assets.........        ---             6.6        ---              1.1         ---              7.7
   Capital expenditures.................         (0.9)         (1.6)       ---             (2.9)        ---             (5.4)
   Acquisition of businesses, net of
     cash acquired......................        ---            (0.1)       ---             (0.2)        ---             (0.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (0.9)          4.9        ---             (2.0)        ---              2.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Principal repayments of long-term debt        (2.5)        ---          ---            ---           ---             (2.5)
   Net incremental borrowings(repayments)
     under revolving line of credit
     agreements.........................        ---           ---          ---            (15.3)        ---            (15.3)
   Purchase of common stock held in
     treasury...........................         (1.1)        ---          ---            ---           ---             (1.1)
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Other................................        ---           ---          ---            ---           ---            ---
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         (3.6)        ---          ---            (15.3)        ---            (18.9)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (0.7)        ---             (0.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         81.4           0.6          0.1          (29.2)          ---             52.9
Cash and cash equivalents, beginning of
   period...............................         64.3           1.7          0.1           67.2         ---            133.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    145.7    $      2.3    $     0.2     $     38.0    $    ---      $     186.2
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        Guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -------------- -------------
Net cash provided by (used in)
   operating activities.................   $    (93.7)   $      2.1    $     0.1     $     39.8    $    ---      $     (51.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Proceeds from sale of excess assets..        ---           ---          ---              0.1         ---              0.1
   Capital expenditures.................         (0.9)         (0.6)       ---             (2.9)        ---             (4.4)
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............         (0.9)         (0.6)       ---             (2.8)        ---             (4.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Principal repayments of long-term debt       (17.7)         (0.2)       ---            (13.5)        ---            (31.4)
   Net incremental borrowings
     (repayments)          under
     revolving line of credit agreements         16.5         ---          ---            (27.7)        ---            (11.2)
   Proceeds from issuance of long-term
      debt, net of issuance costs.......         94.9         ---          ---            ---           ---             94.9
   Other................................         (0.2)        ---          ---              0.3         ---              0.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         93.5          (0.2)       ---            (40.9)        ---             52.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              0.5         ---              0.5
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         (1.1)          1.3          0.1           (3.4)        ---             (3.1)
Cash and cash equivalents, beginning of
   period...............................          9.3           0.5          0.1           15.2         ---             25.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $      8.2    $      1.8    $     0.2     $     11.8    $    ---      $      22.0
                                           ============= ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                       For the Three Months
                                                          Ended March 31,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------- -------------

Net sales..........................................  $     11.9    $     21.0
Cost of goods sold.................................        10.6          18.8
                                                     ------------- -------------

     Gross profit..................................         1.3           2.2

Selling, general and administrative expenses.......         1.4           1.1
                                                     ------------- -------------

     Income (loss) from operations.................        (0.1)          1.1

Other income (expense):
     Interest expense..............................        (1.3)         (1.2)
     Amortization of debt issuance costs...........       ---            (0.1)
                                                     ------------- -------------

Income (loss) before income taxes..................        (1.4)         (0.2)
Provision for income taxes.........................       ---           ---

                                                     ------------- -------------


Net loss...........................................  $     (1.4)   $     (0.2)
                                                     ============= =============



   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                           March 31,       December 31,
                                                                             2000              1999
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.2    $         0.1
   Trade accounts receivables (net of allowance of $0.6
     at March 31, 2000 and $0.6 at December 31, 1999)..................           16.2             21.3
   Net inventories.....................................................           22.9             18.2
   Due from affiliates.................................................           17.2             14.5
                                                                         ---------------- -----------------
     Total current assets..............................................           56.5             54.1
Long-term assets:
   Property, plant and equipment - net.................................            0.2              0.2
   Goodwill............................................................           12.9             13.2
   Other assets........................................................            0.9              0.9
                                                                         ---------------- -----------------

Total assets...........................................................  $        70.5    $        68.4
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $         8.4    $         6.4
   Accrued warranties and product liability............................            7.0              6.9
   Accrued expenses....................................................            1.2              0.7
   Due to affiliates...................................................            7.8              5.3
   Due to Terex Corporation............................................           16.6             18.2
   Current portion of long-term debt...................................            0.8              1.1
                                                                         ---------------- -----------------
     Total current liabilities.........................................           41.8             38.6
                                                                         ---------------- -----------------

Non-current liabilities:
   Long-term debt, less current portion................................           63.1             62.8
   Other non-current liabilities.......................................            1.2              1.2
                                                                         ---------------- -----------------
     Total non-current liabilities.....................................           64.3             64.0
                                                                         ---------------- -----------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (35.6)           (34.2)
   Accumulated other comprehensive income..............................          ---              ---
                                                                         ---------------- -----------------
      Total shareholders' deficit......................................          (35.6)           (34.2)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        70.5    $        68.4
                                                                         ================ =================


   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                 --------------------------
                                                                                     2000         1999
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (1.4)    $    (0.2)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................        0.3           0.4
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................        5.1          (1.2)
         Net inventories........................................................       (4.7)          5.2
         Trade accounts payable.................................................        2.0          (0.4)
         Net amounts due to affiliates..........................................       (1.8)         (1.9)
         Other, net.............................................................        0.6          (1.6)
                                                                                 ------------- --------------
           Net cash provided by operating activities............................        0.1           0.3

INVESTING ACTIVITIES
     Net cash used in investing activities......................................      ---           ---

FINANCING ACTIVITIES
     Net cash used in financing activities......................................      ---           ---

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---           ---
                                                                                 -------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................        0.1           0.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.1           0.2
                                                                                 -------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.2     $     0.5

                                                                                 ============== =============


The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                     (in millions unless otherwise denoted)


NOTE 1 -- Description of the Business and Basis of Presentation

PPM Cranes, Inc. (sometimes referred to as Terex Cranes - Conway Operations) (the "Company" or "PPM") is engaged in the design, manufacture, marketing and worldwide distribution and support of construction equipment, primarily hydraulic cranes and related spare parts.

On May 9, 1995, Terex Corporation, through its wholly-owned subsidiary Terex Cranes, Inc., a Delaware corporation, completed the acquisition of all of the capital stock of Legris Industries, Inc., a Delaware corporation, which then owned 92.4% of the capital stock of PPM Cranes, Inc.

The condensed consolidated financial statements reflect Terex Corporation's basis in the assets and liabilities of the Company which was accounted for as a purchase transaction. As a result, the debt and goodwill associated with the acquisition have been "pushed down" to the Company's financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, PPM Far East Pte. Ltd. Prior to November 30, 1999, the accounts of the Company's other wholly-owned subsidiary, Terex Cranes Pty. Ltd. ("Terex Australia"), were also included. On November 30, 1999, the Company sold its ownership in Terex Australia to Terex Corporation. All material intercompany transactions and profits have been eliminated.


NOTE 2 -- Inventories

Net inventories consist of the following:

                                             March 31,       December 31,
                                               2000             1999
                                          ---------------- ----------------
Finished equipment......................  $      6.3       $      3.6
Replacement parts.......................         7.5              6.8
Work in process.........................         4.0              1.9
Raw materials and supplies..............         5.1              5.9
                                          ---------------- -----------------
                                          $     22.9       $     18.2
                                          ================ =================


note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:

                                               March 31,       December 31,
                                                 2000              1999
                                           ----------------- ----------------
Property, plant and equipment............  $      0.4         $    0.4
Less:  Accumulated depreciation..........        (0.2)            (0.2)
                                           ----------------- ----------------
Net property, plant and equipment........  $      0.2         $    0.2
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

On March 31, 1998 and March 9, 1999, Terex Corporation issued and sold $150.0 aggregate principal amount and $100.0 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). The Senior Subordinated Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2000 and 1999, the Company had transactions with various unconsolidated affiliates as follows:

                                                   Three months ended
                                                       March 31,
                                           -----------------------------------
                                                 2000              1999
                                           ------------------ ----------------
Product sales and service revenues          $         0.3    $       ---
Management fee expense                      $         0.3    $         0.3
Interest expense                            $         1.3    $         1.2

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company organizes itself in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of the operations of Amida Industries, Inc. ("Amida") and Terex Bartell, Ltd. and Terex Bartell, Inc. (collectively "Bartell"), for the three months ended March 31, 2000, as well as general and corporate items for the three months ended March 31, 2000 and 1999.

Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended March 31, 2000 and 1999.

                                          Three Months Ended
                                                 March 31,
                                         ------------------------     Increase
                                            2000          1999       (Decrease)
                                         ------------------------  ------------
                                                  (dollars in millions)
NET SALES
   Terex Lifting........................  $  223.7    $   241.4    $    (17.7)
   Terex Earthmoving....................     316.2        180.7         135.5
   Other................................      13.6          1.2          12.4
                                          ----------- ------------ -------------
     Total..............................  $  553.5    $   423.3    $    130.2
                                          =========== ============ ============

GROSS PROFIT
   Terex Lifting........................  $   38.6    $    39.4    $     (0.8)
   Terex Earthmoving....................      55.6         31.7          23.9
   Other................................       2.5         (0.2)          2.7
                                          ----------- ------------ -------------
     Total..............................  $   96.7    $    70.9    $     25.8
                                          =========== ============ ============

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES
   Terex Lifting........................  $   16.1    $    14.9    $      1.2
   Terex Earthmoving....................      24.2         14.2          10.0
   Other................................       1.4          1.3           0.1
                                          ----------- ------------ -------------
     Total..............................  $   41.7    $    30.4    $     11.3
                                          =========== ============ ============

INCOME FROM OPERATIONS
   Terex Lifting........................  $   22.5    $    24.5    $     (2.0)
   Terex Earthmoving....................      31.4         17.5          13.9
   Other................................       1.1         (1.5)          2.6
                                          ----------- ------------ -------------
     Total..............................  $   55.0    $    40.5    $     14.5
                                          =========== ============ ============


     Net Sales

Sales increased $130.2 million, or approximately 31%, to $553.5 million for the three months ended March 31, 2000 over the comparable 1999 period. Excluding the impact of 1999 acquisitions, net sales were down 15% from the first quarter of 1999, as acquired companies contributed approximately $193 million in incremental net sales.

Terex Lifting's sales were $223.7 million for the three months ended March 31, 2000, a decrease of $17.7 million or 7.3% from $241.4 million for the three months ended March 31, 1999. The decline in sales was caused mainly by two factors: softness in the mobile hydraulic cranes market caused by the continued fleet consolidation of the Company's customer base, and a reduced level of activity in the aerial work platforms business due to the closing of the Company's Milwaukee facility. The Company's utility aerial device business and the 1999 acquisitions continue to deliver strong results. Businesses acquired in 1999 contributed approximately $34 million in sales. Terex Lifting's backlog was $181.8 million at March 31, 2000 and $222.5 million at March 31, 1999. The decrease in backlog is consistent with the weakness in the mobile hydraulic crane and aerial work platforms businesses, offset somewhat by the performance of the businesses acquired in 1999. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 13% parts for the three months ended March 31, 2000 compared to approximately 9% parts for the comparable 1999 period, reflecting the decrease in machine sales.

Terex Earthmoving sales were $316.2 million for the three months ended March 31, 2000, an increase of $135.5 million from $180.7 million for the three months ended March 31, 1999. The increase in sales was driven by businesses acquired in 1999 (approximately $147 million) and continued growth and market penetration in the construction truck business, offset somewhat by the Coal India order, of which $45 million was recorded in the first quarter of 1999. Backlog was $209.5 million at March 31, 2000 compared to $162.6 million at March 31, 1999. The increase of backlog is due to the impact of businesses acquired in 1999, approximately $114 million in backlog, offset somewhat by the completion of the Coal India contract. The sales mix was approximately 19% parts for the three months ended March 31, 2000 compared to 24% parts for the comparable 1999 period, reflecting the increase in machine sales.

Net sales for Other in the three months ended March 31, 2000 represents sales from Amida and Bartell and service revenues generated by Terex's parts distribution center for service provided to a third party. Amida and Bartell were acquired by Terex on April 1, 1999 and September 20, 1999, respectively. In 1999, net sales consisted only of service revenues generated by Terex's parts distribution center.

     Gross Profit

Gross profit for the three months ended March 31, 2000 increased $25.8 million over the comparable 1999 period, or approximately 36%, to $96.7 million as a result of acquisitions and improved gross profit percentages in both the Terex Lifting and Earthmoving businesses.

Terex Lifting's gross profit decreased $0.8 million to $38.6 million for the three months ended March 31, 2000, compared to $39.4 million for the three months ended March 31, 1999. The decrease in gross profit was driven by the overall decline in net sales for hydraulic cranes and aerial work platforms, offset somewhat by the performance of companies acquired in 1999 and the continued strength of the utility aerial device business. However, gross profit as a percentage of sales increased to 17.3% from 16.3% in 1999 due primarily to the increased percentage of parts in Terex Lifting's sales mix.

Terex Earthmoving's gross profit increased $23.9 million to $55.6 million for the three months ended March 31, 2000, compared to $31.7 million for the three months ended March 31, 1999. The increase in gross profit is due primarily to the performance of companies acquired in 1999 (approximately $26 million) and growth in the Company's construction truck business, offset somewhat by the decline in the Company's mining business. The gross margin percentage increased slightly to 17.6% from 17.5% in the comparable 1999 period.

     Selling, General and Administrative Expenses


Selling, general and administrative expenses increased to $41.7 million for the three months ended March 31, 2000 from $30.4 million for the three months ended March 31, 1999, principally reflecting the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.5% for the three months ended March 31, 2000 as compared to 7.2% for the three months ended March 31, 1999, due to the effect of the businesses acquired in 1999.


Terex Lifting's selling, general and administrative expenses increased to $16.1 million for the three months ended March 31, 2000 from $14.9 million for the three months ended March 31, 1999. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1999. Selling, general and administrative expenses at existing businesses declined in dollar terms. As a percentage of sales, selling, general and administrative expenses for the quarter increased to 7.2% compared to 6.2% in 1999. Excluding companies acquired in 1999, selling, general and administrative expenses for the three months ended March 31, 2000 actually decreased by $2.7 million and were 6.4% as a percentage of sales.

Terex Earthmoving's selling, general and administrative expenses increased to $24.2 million for the three months ended March 31, 2000, from $14.2 million for the comparable period in 1999, principally due to the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses decreased to 7.7% for the three months ended March 31, 2000, from 7.9% for the comparable 1999 period. Excluding acquisitions, selling, general and administrative expenses for the three months ended March 31, 2000 decreased in both dollars and as a percentage of sales from the comparable figures in 1999.

     Income from Operations

On a consolidated basis, the Company had income from operations of $55.0 million, or 9.9% of sales, for the three months ended March 31, 2000, compared to income from operations of $40.5 million, or 9.6% of sales, for the three months ended March 31, 1999.

Terex Lifting's income from operations of $22.5 million for the three months ended March 31, 2000 decreased by $2.0 million over the three months ended March 31, 1999. The decrease is the result of decreasing sales and gross margins within the Company's mobile hydraulic cranes and aerial work platforms businesses, partially offset by approximately $5 million of operating income contributed by the companies acquired in 1999. Income from operations as a percentage of sales was 10.1% for the three months ended March 2000, consistent with the comparable 1999 period.

Terex Earthmoving's income from operations increased by $13.9 million to $31.4 million, or 9.9% of sales, for the three months ended March 31, 2000 from $17.5 million, or 9.7% of sales, for the three months ended March 31, 1999. The increase in income from operations and operating margins is due to the impact of the 1999 acquisitions, higher volumes in the Company's construction truck business and the Company's continued focus on expense control.

     Net Interest Expense

During the three months ended March 31, 2000, the Company's net interest expense increased $12.1 million to $24.9 million from $12.8 million for the comparable 1999 period. This increase was primarily due to higher debt levels in the three months ended March 31, 2000 versus the comparable period in 1999.

     Income Taxes

During the three months ended March 31, 2000, the Company's income tax expense was $9.4 million as compared to $0.8 million for the three months ended March 31, 1999. This increase resulted from the resolution in the fourth quarter of 1999 of an IRS audit of the Company's income tax returns for the years 1987 through 1989 and the capitalization of certain deferred tax assets. As a result of the capitalization of these deferred tax assets, the Company now reports a higher effective tax rate, but still makes use of substantial net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $70.5 million was provided by operating activities during the three months ended March 31, 2000. Operating results before depreciation, amortization and deferred taxes provided approximately $39 million, and approximately $32 million was generated from reductions of working capital. The decrease in working capital reflects the impact of the Company's plans to reduce working capital. Net cash provided by investing activities was $2.0 million during the three months ended March 31, 2000 and primarily represents proceeds from the sales of assets, offset somewhat by capital expenditures. Net cash used in financing activities was $18.9 million during the three months ended March 31, 2000, which primarily represents the repayment of outstanding revolving loans under the Company's bank credit facility. Cash and cash equivalents totaled $186.2 million at March 31, 2000.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company announced its plan to generate $200 million of free cash flow by the end of 2000 from working capital reduction and operating results. The Company anticipates that this free cash flow will be used to either pay down debt or increase the liquidity of the Company. On March 9, 2000, the Company's Board of Directors authorized the purchase of up to 2 million shares of the Company's common stock over the following 12 months from available cash. As of March 31, 2000, the Company had purchased 135,000 shares of common stock to be held in treasury. In addition, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuances of equity, asset sales, strategic acquisitions and dispositions of business units, or any combination thereof.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements, including semi-annual interest payments on the Senior Subordinated Notes and monthly interest payments on the Company's bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company adequate liquidity to meet the Company's operating and debt service requirements.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.




The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the British Pound, German Mark, French Franc, Irish Punt and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2000, the Company had foreign currency contracts which were hedges of firm commitments totaling approximately $23 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $0.7 million at March 31, 2000.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At March 31, 2000, the Company had approximately $265 million of interest rate swaps fixing interest rates between 5.81% and 9.66%. The fair market value of these arrangements, which represents the costs to settle these contracts, was an asset of approximately $1.5 million at March 31, 2000.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company. For information concerning contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Item 2.       Changes in Securities and Use of Proceeds
Not applicable.

Item 3.       Defaults Upon Senior Securities
Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.       Other Information

Recent Developments

Not applicable.

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the ability to successfully integrate acquired businesses; the retention of key management personnel; foreign currency fluctuations; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply parts and components at competitive prices and the Company's ability to timely manufacture and deliver products to customers; compliance with the restrictive covenants contained in the Company's debt agreements; continued use of net operating loss carryovers; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K

     (a) The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

     (b)  Reports on Form 8-K.

     - A report on Form 8-K dated March 9, 2000 was filed on March 9, 2000, announcing the authorization by the Company's Board of Directors for the Company to purchase up to 2 million shares of the Company's outstanding common stock over the following 12 months.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   TEREX CORPORATION
                                                      (Registrant)


Date:  May 11, 2000                            /s/ Joseph F. Apuzzo
                                                  Joseph F. Apuzzo
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  May 11, 2000                            /s/ Kevin M. O'Reilly
                                                  Kevin M. O'Reilly
                                                  Controller
                                                  (Principal Accounting Officer)

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

10.5 Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.6 Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.7      Terex Corporation 1999 Long-Term Incentive Plan. *

10.8 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.9 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1
          Registration   Statement  of  Terex   Corporation,   Registration  No.
          33-52711).

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

10.22 Amendment No. 7 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

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

27.1      Financial Data Schedule.*



*        Exhibit filed with this document.