Form 10-Q
period 2000-06-30
TEREX CORP
filed 2000-08-11
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     [x]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

                                YES   X     NO
                                    -----      ------

Number of outstanding shares of common stock: 27.6 million as of August 1, 2000.


The Exhibit Index appears on page 33.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). See Note H to the Company's June 30, 2000 Condensed Consolidated Financial Statements.

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

                                                                       Page No.
PART I    FINANCIAL INFORMATION

 Item 1 Condensed Consolidated Financial Statements

     TEREX CORPORATION
       Condensed Consolidated Statement of Operations --
           Three months and six months ended June 30, 2000 and 1999............3
       Condensed Consolidated Balance Sheet - June 30, 2000
               and December 31, 1999...........................................4
       Condensed Consolidated Statement of Cash Flows --
           Six months ended June 30, 2000 and 1999.............................5
       Notes to Condensed Consolidated Financial Statements -- June 30, 2000...6

     PPM CRANES, INC.
       Condensed Consolidated Statement of Operations --
           Three months and six months ended June 30, 2000 and 1999...........17
       Condensed Consolidated Balance Sheet - June 30, 2000
               and December 31, 1999..........................................18
       Condensed Consolidated Statement of Cash Flows --
           Six months ended June 30, 2000 and 1999............................19
       Notes to Condensed Consolidated Financial Statements -- June 30, 2000..20

 Item 2 Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................22
 Item 3 Quantitative and Qualitative Disclosures About Market Risk............28

PART II   OTHER INFORMATION

 Item 1 Legal Proceedings.....................................................30
 Item 2 Changes in Securities and Use of Proceeds.............................30
 Item 3 Defaults Upon Senior Securities.......................................30
 Item 4 Submission of Matters to a Vote of Security Holders...................30
 Item 5 Other Information.....................................................30
 Item 6 Exhibits and Reports on Form 8-K......................................31

SIGNATURES....................................................................32
EXHIBIT INDEX.................................................................33


                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                    --------------------------- ---------------------------
                                                        2000          1999          2000          1999
                                                    ------------- ------------- ------------- -------------

Net sales...........................................$    593.5    $    448.1    $  1,147.0    $    871.4
Cost of goods sold..................................     486.9         371.4         943.7         723.8
                                                    ------------- ------------- ------------- -------------

     Gross profit...................................     106.6          76.7         203.3         147.6
Selling, general and administrative expenses........      43.1          29.7          84.8          60.1
                                                    ------------- ------------- ------------- -------------

     Income from operations.........................      63.5          47.0         118.5          87.5

Other income (expense):
     Interest income................................       1.4           0.7           2.5           1.2
     Interest expense...............................     (25.7)        (15.6)        (51.7)        (28.9)
     Other income (expense) - net...................      (1.0)         (1.0)         (1.6)         (1.9)
                                                    ------------- ------------- ------------- -------------

Income before income taxes..........................      38.2          31.1          67.7          57.9
Provision for income taxes..........................     (12.2)         (0.7)        (21.6)         (1.5)
                                                    ------------- ------------- ------------- -------------

Net income..........................................$     26.0    $     30.4    $     46.1    $     56.4
                                                    ============= ============= ============= =============


Net income per common share:
    Basic...........................................$      0.95    $     1.40    $     1.68   $      2.65
    Diluted.........................................$      0.93    $     1.30    $     1.63   $      2.45

Weighted average number shares outstanding in per share calculation:
        Basic.......................................      27.4          21.7          27.5          21.3
        Diluted.....................................      28.1          23.4          28.3          23.0



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                          June 30,  December 31,
                                                           2000          1999
                                                       ------------ ------------
Assets
Current assets
     Cash and cash equivalents........................  $   185.7   $   133.3
     Trade receivables (net of allowance
       of $5.7 at June 30, 2000 and
       $5.8 at December 31, 1999).....................      452.4       429.2
     Net inventories..................................      596.1       665.6
     Deferred taxes...................................       47.2        47.2
     Other current assets.............................       52.7        40.0
                                                        ----------- ------------
         Total current assets.........................    1,334.1     1,315.3
Long-term assets
     Property, plant and equipment - net..............      142.9       172.8
     Goodwill.........................................      550.2       554.7
     Deferred taxes...................................       38.7        55.3
     Other assets.....................................       85.0        79.4
                                                        ----------- ------------

Total assets..........................................  $ 2,150.9   $ 2,177.5
                                                        =========== ============

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable and current portion of
          long-term debt..............................  $    28.1   $    57.6
     Trade accounts payable...........................      361.8       297.0
     Accrued compensation and benefits................       27.5        27.3
     Accrued warranties and product liability.........       52.9        55.9
     Other current liabilities........................      129.7       141.7
                                                        ----------- ------------
         Total current liabilities....................      600.0       579.5
Non-current liabilities
     Long-term debt, less current portion.............    1,050.9     1,098.8
     Other............................................       69.2        66.4

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock................        0.8         0.8
     Equity rights....................................        0.8         0.8
     Common stock, $.01 par value -
       authorized 150.0 shares; issued 27.6 at
       June 30, 2000 and 27.5 at December 31, 1999....        0.3         0.3
     Additional paid-in capital.......................      356.5       355.0
     Retained earnings................................      138.1        92.0
     Accumulated other comprehensive income...........      (61.4)      (16.1)
     Less cost of shares of common stock in
        treasury (0.3 shares at June 30, 2000)........       (4.3)      ---
                                                        ----------- ------------
         Total stockholders' equity...................      430.8       432.8
                                                        ----------- ------------

Total liabilities and stockholders' equity............  $  2,150.9   $ 2,177.5
                                                        =========== ============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                              For the Six Months
                                                                Ended June 30,
                                                             -------------------
                                                               2000       1999
                                                             --------- ---------
 Operating Activities
    Net income............................................... $  46.1   $  56.4
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
         Depreciation........................................    11.3       6.3
         Amortization........................................    10.0       5.5
         Deferred taxes......................................    16.6     ---
         Gain on sale of fixed assets........................    (0.4)    ---
         Changes in operating assets and liabilities
          (net  of  effects  of acquisitions):
           Trade receivables.................................   (29.5)   (137.5)
           Net inventories...................................    56.0     (26.2)
           Trade accounts payable............................    63.0      53.1
           Other, net........................................   (44.6)      2.8
                                                              -------- ---------
              Net cash provided by (used in)
               operating activities..........................   128.5     (39.6)
                                                              -------- ---------


 Investing Activities
    Capital expenditures.....................................   (10.1)     (8.9)
    Acquisition of businesses, net of cash acquired..........    (3.8)    (21.3)
    Proceeds from sale of assets.............................     8.2       2.4
                                                              -------- ---------
              Net cash used in investing activities..........    (5.7)    (27.8)
                                                              -------- ---------


 Financing Activities
    Principal repayments of long-term debt...................   (58.3)    (32.1)
    Net incremental repayments under revolving
     line of credit agreements...............................    (5.4)    (24.6)
    Purchase of common stock held in treasury................    (4.3)    ---
    Proceeds from issuance of common stock...................   ---       103.6
    Proceeds from issuance of long-term debt,
     net of issuance costs...................................   ---        94.9
    Other....................................................    (0.8)      4.9
                                                              -------- ---------
              Net cash provided by (used in)
               financing activities..........................   (68.8)    146.7
                                                              -------- ---------
 Effect of Exchange Rate Changes on
     Cash and Cash Equivalents...............................    (1.6)      0.3
                                                              -------- ---------


 Net Increase in Cash and Cash Equivalents...................    52.4      79.6

 Cash and Cash Equivalents at Beginning of Period............   133.3      25.1
                                                              -------- ---------

 Cash and Cash Equivalents at End of Period.................. $ 185.7  $  104.7
                                                              ======== =========



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Cash and cash equivalents at June 30, 2000 and December 31, 1999 include $4.1 and $8.6, respectively, which was not immediately available for use.

NOTE B -- INVENTORIES

Net inventories consist of the following:

                                                 June 30,        December 31,
                                                   2000              1999
                                             ----------------- -----------------
Finished equipment..........................  $      174.5     $       235.3
Replacement parts...........................         172.3             176.8
Work-in-process.............................          76.9              81.9
Raw materials and supplies..................         172.4             171.6
                                              ---------------- -----------------

Net inventories.............................  $      596.1     $       665.6
                                              ================ =================


NOTE C -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                June 30,        December 31,
                                                  2000              1999
                                            ----------------- -----------------
Property...................................  $       17.8     $        23.3
Plant......................................          88.7              97.2
Equipment..................................         101.2             112.5
                                             ---------------- -----------------
                                                    207.7             233.0
Less:  Accumulated depreciation............         (64.8)            (60.2)
                                             ---------------- -----------------
Net property, plant and equipment..........  $      142.9     $       172.8
                                             ================ =================

NOTE D - EARNINGS PER SHARE

                                                                      Three Months Ended June 30,
                                                                 (in millions, except per share data)
                                             --------------------------------------------------------------------
                                                           2000                              1999
                                             --------------------------------------------------------------------
                                                                    Per-Share                           Per-Share
                                             Income      Shares       Amount     Income      Shares     Amount
                                             ---------- ---------- ----------- ---------- ----------- -----------
 Basic earnings per share
    Income before extraordinary items......  $    26.0       27.4    $   0.95  $    30.4        21.7    $   1.40

 Effect of dilutive securities
    Warrants..............................s      ---          0.1                  ---           0.1
    Stock Options..........................      ---          0.5                  ---           0.9
    Equity Rights..........................      ---          0.1                  ---           0.7
                                             ---------- ----------             ---------- -----------

 Income available to common
   stockholders - diluted..................  $    26.0       28.1    $   0.93  $    30.4        23.4    $   1.30
                                             ========== ========== =========== ========== =========== ===========


                                                                      Six Months Ended June 30,
                                                                 (in millions, except per share data)
                                             --------------------------------------------------------------------
                                                           2000                                1999
                                             --------------------------------------------------------------------
                                                                    Per-Share                          Per-Share
                                                Income     Shares     Amount     Income      Shares     Amount
                                             ---------- ---------- ----------- ---------- ----------- -----------
 Basic earnings per share
    Income before extraordinary items......  $    46.1       27.5    $   1.68  $    56.4        21.3    $   2.65

 Effect of dilutive securities
    Warrants..............................s      ---          0.1                  ---           0.1
    Stock Options..........................      ---          0.5                  ---           0.9
    Equity Rights..........................      ---          0.2                  ---           0.7
                                             ---------- ----------             ---------- -----------

 Income available to common
   stockholders - diluted..................  $    46.1       28.3    $   1.63  $    56.4        23.0    $   2.45
                                             ========== ========== =========== ========== =========== ===========


NOTE E - STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended June 30, 2000 and June 30, 1999 and the six months ended June 30, 2000 and June 30, 1999, total non-shareowner changes in equity were $(3.8), $16.1, $0.8 and $29.1, respectively.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.0 shares of the Company's outstanding common stock over the following twelve months. As of June 30, 2000, the Company had acquired 0.3 shares at a total cost of $4.3.

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

Clark Material Handling Company ("CMHC") and certain of its related entities have filed voluntary petitions for bankruptcy. In connection with the sale of the Company's Clark material handling business to CMHC in November 1996, CMHC assumed liabilities from the Company arising from product liability claims dealing with Clark material handling products manufactured prior to the date of such sale. As a result of CMHC's bankruptcy filing, all litigation involving product liability claims related to Clark material handling products have been stayed. At such time as the stay is no longer in effect, if CMHC does not comply with its obligations to indemnify and defend the Company, the Company may incur liability arising from certain of these product liability claims. The Company is unable at this time to determine what liabilities, if any, it may incur as a result of CMHC's bankruptcy, or to estimate the amount of such liabilities; however, the Company does not believe that these liabilities, in the aggregate, will have a material adverse effect on the financial position of the Company.


NOTE G - BUSINESS SEGMENT INFORMATION

The Company operates primarily in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of Amida Industries, Inc., Terex Bartell, Ltd. and Terex Bartell Inc. for the three months and six months ended June 30, 2000, as well as general and corporate items for the three months and six months ended June 30, 2000 and 1999. Industry segment information is presented below:

                                 Three months ended    Six months ended
                                      June 30,              June 30,
                               ---------------------------------------------
                                 2000        1999       2000         1999
                               --------- ---------- ------------ -----------
Sales
 Terex Lifting............... $  258.8    $  263.0   $   482.5    $  504.4
 Terex Earthmoving...........    326.3       174.6       642.5       355.3
 Other.......................      8.4        10.5        22.0        11.7
                              ---------- ---------- ------------ -----------
   Total..................... $  593.5    $  448.1   $ 1,147.0    $  871.4
                              ========== ========== ============ ===========

Income (Loss) from Operations
  Terex Lifting.............. $   27.0    $   28.2   $    49.5    $    52.7
  Terex Earthmoving..........     35.8        19.0        67.2         36.5
  Other......................      0.7        (0.2)        1.8         (1.7)
                              ----------- --------- ------------- -----------
    Total.................... $   63.5    $   47.0   $   118.5    $    87.5
                              =========== ========= ============= ===========

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     127.4   $     174.5   $     20.6    $    378.5    $   (107.5)   $     593.5
   Cost of goods sold...................       115.5         147.1         17.7         311.7        (105.1)         486.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        11.9          27.4          2.9          66.8          (2.4)         106.6
   Selling, general & administrative             4.1          11.3          1.7          26.0         ---             43.1
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         7.8          16.1          1.2          40.8          (2.4)          63.5
  Interest income.......................         1.1         ---          ---             0.3         ---              1.4
  Interest expense......................        (4.5)         (5.0)        (1.5)        (14.7)        ---            (25.7)
  Income (loss) from equity investees...        34.1           0.1        ---             2.7         (36.9)         ---
  Other income (expense) - net..........        (0.8)          0.1         (0.1)         (0.2)        ---             (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        37.7          11.3         (0.4)         28.9         (39.3)          38.2
  Provision for income taxes............       (11.7)         (0.1)       ---            (0.4)        ---            (12.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      26.0   $      11.2   $     (0.4)   $     28.5    $    (39.3)   $      26.0
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------ -------------- --------------
Net sales...............................   $    126.3    $    160.5    $    20.2     $    202.4    $    (61.3)   $     448.1
   Cost of goods sold...................        109.1         134.3         17.6          169.7         (59.3)         371.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         17.2          26.2          2.6           32.7          (2.0)          76.7
   Selling, general & administrative              6.7           5.8          1.8           15.4         ---             29.7
     expenses
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         10.5          20.4          0.8           17.3          (2.0)          47.0
  Interest income.......................          0.2           0.1        ---              0.4         ---              0.7
  Interest expense......................         (5.0)         (1.8)        (1.0)          (7.8)        ---            (15.6)
  Income (loss) from equity investees...         24.8          (1.6)         0.1           (0.6)        (22.7)         ---
  Other income (expense) - net..........          0.2          (0.3)       ---             (0.9)        ---             (1.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......         30.7          16.8         (0.1)           8.4         (24.7)          31.1
  Provision for income taxes............         (0.3)        ---          ---             (0.4)        ---             (0.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss).......................   $     30.4    $     16.8    $    (0.1)    $      8.0    $    (24.7)   $      30.4
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     221.1   $     345.7   $     32.5    $    690.7    $   (143.0)   $   1,147.0
   Cost of goods sold...................       196.8         291.4         28.3         568.6        (141.4)         943.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        24.3          54.3          4.2         122.1          (1.6)         203.3
   Selling, general & administrative             9.4          20.7          3.1          51.6         ---             84.8
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        14.9          33.6          1.1          70.5          (1.6)         118.5
  Interest income.......................         1.6           0.2        ---             0.7         ---              2.5
  Interest expense......................       (10.6)         (9.9)        (2.8)        (28.4)        ---            (51.7)
  Income (loss) from equity investees...        59.6         ---          ---           ---           (59.6)         ---
  Other income (expense) - net..........         0.3          (0.5)        (0.1)         (1.3)        ---             (1.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        65.8          23.4         (1.8)         41.5         (61.2)          67.7
  Provision for income taxes............       (19.7)         (0.2)       ---            (1.7)        ---            (21.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      46.1   $      23.2   $     (1.8)   $     39.8    $    (61.2)   $      46.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     238.6   $     293.5   $     39.2    $    379.8    $    (79.7)   $     871.4
   Cost of goods sold...................       207.8         245.4         34.7         312.4         (76.5)         723.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        30.8          48.1          4.5          67.4          (3.2)         147.6
   Selling, general & administrative            13.3          11.8          2.7          32.3         ---             60.1
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        17.5          36.3          1.8          35.1          (3.2)          87.5
  Interest income.......................         0.4           0.1        ---             0.7         ---              1.2
  Interest expense......................        (7.9)         (3.7)        (2.2)        (15.1)        ---            (28.9)
  Income (loss) from equity investees...        47.1          (0.6)         0.2          (0.6)        (46.1)         ---
  Other income (expense) - net..........       ---            (0.6)        (0.1)         (1.2)        ---             (1.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        57.1          31.5         (0.3)         18.9         (49.3)          57.9
  Provision for income taxes............        (0.7)          0.1        ---            (0.9)        ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      56.4   $      31.6   $     (0.3)   $     18.0    $    (49.3)   $      56.4
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2000
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          ------------- -------------- ------------- ------------ -------------- --------------
Assets
   Current assets
     Cash and cash equivalents..........   $    117.2    $      1.0    $     0.1     $      67.4   $    ---      $     185.7
     Trade receivables - net............         32.8         109.5         15.4           294.7        ---            452.4
     Intercompany receivables...........         25.2          31.9         17.2           105.0       (179.3)         ---
     Net inventories....................         94.2         170.3         19.3           325.8        (13.5)         596.1
     Other current assets...............         52.9           2.0        ---              45.0        ---             99.9
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        322.3         314.7         52.0           837.9       (192.8)       1,334.1
   Long-term assets
     Property, plant & equipment - net..         12.3          43.0          0.3            87.3        ---            142.9
     Investment in and advances to
       (from) subsidiaries..............        327.1        (117.0)       (11.5)         (156.3)       (42.3)         ---
     Goodwill...........................         15.3         147.6         12.6           374.7        ---            550.2
     Other assets.......................         57.8          36.5          0.8            28.6        ---            123.7
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    734.8    $    424.8    $    54.2     $   1,172.2   $   (235.1)   $   2,150.9
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................   $      0.9    $      0.1    $     0.5     $      26.6   $    ---      $      28.1
     Trade accounts payable.............         44.7          74.9          7.3           234.9        ---            361.8
     Intercompany payables..............         30.3          24.6         10.6           113.8       (179.3)         ---
     Accruals and other current
       liabilities......................         67.3          34.7          8.2            99.9        ---            210.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        143.2         134.3         26.6           475.2       (179.3)         600.0
   Non-current liabilities
     Long-term debt, less current portion       140.4         210.2         62.6           637.7        ---          1,050.9
     Other long-term liabilities........         20.4          15.5          1.0            32.3        ---             69.2
   Stockholders' equity (deficit).......        430.8          64.8        (36.0)           27.0        (55.8)         430.8
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    734.8    $    424.8    $    54.2     $   1,172.2   $   (235.1)   $   2,150.9
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $      64.3   $       1.7   $      0.1    $     67.2    $    ---      $     133.3
     Trade receivables - net............        90.2         103.5         21.3         214.2         ---            429.2
     Intercompany receivables...........         8.8          26.1         13.7          57.0        (105.6)         ---
     Net inventories....................       130.3         190.2         18.2         330.7          (3.8)         665.6
     Other current assets...............        50.2           8.8        ---            28.2         ---             87.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       343.8         330.3         53.3         697.3        (109.4)       1,315.3
   Long-term assets
     Property, plant & equipment - net..        17.3          49.1          0.1         106.3         ---            172.8
     Investment in and advances to
      (from) subsidiaries...............       311.4        (185.7)       (20.6)        (95.2)         (9.9)         ---
     Goodwill - net.....................        28.7         151.5         12.0         362.5         ---            554.7
     Other assets - net.................        74.5          28.0          0.4          31.8         ---            134.7
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     775.7   $     373.2   $     45.2    $  1,102.7    $   (119.3)   $   2,177.5
                                         ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $      16.6   $      (0.8)  $      0.8    $     41.0    $    ---      $      57.6
     Trade accounts payable.............        41.4          53.3          6.4         195.9         ---            297.0
     Intercompany payables..............        30.6          15.9          4.5          54.1        (105.1)         ---
     Accruals and other current
       liabilities......................        68.5          30.2          7.5         118.7        ----            224.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       157.1          98.6         19.2         409.7        (105.1)         579.5
   Non-current liabilities
     Long-term debt, less current portion      170.8         223.7         59.8         644.5         ---          1,098.8
     Other long-term liabilities........        15.0           9.3          0.4          41.7         ---             66.4
   Stockholders' equity (deficit).......       432.8          41.6        (34.2)          6.8         (14.2)         432.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total   liabilities   and   stockholders'
   equity (deficit)..................... $     775.7   $     373.2   $     45.2    $  1,102.7    $   (119.3)   $   2,177.5
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        Guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -----------------------------
Net cash provided by (used in)
   operating activities.................   $    105.3    $     (4.5)   $     0.9     $     26.8    $    ---      $     128.5
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash flows from investing activities
   Capital expenditures.................         (1.7)         (2.6)        (0.1)          (5.7)        ---            (10.1)
   Acquisition of businesses, net of
     cash acquired......................        ---            (0.2)       ---             (3.6)        ---             (3.8)
   Proceeds from sale of assets.........        ---             6.6        ---              1.6         ---              8.2
                                           ------------- ------------- ------------- ------------ ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (1.7)          3.8         (0.1)          (7.7)        ---             (5.7)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash flows from financing activities
   Principal repayments of long-term debt       (45.6)        ---           (0.8)         (11.9)        ---            (58.3)
   Net incremental borrowings
     (repayments) under revolving
     line of credit agreements..........        ---           ---          ---             (5.4)        ---             (5.4)
   Purchase of common stock held in
     treasury...........................         (4.3)        ---          ---            ---           ---             (4.3)
   Proceed from issuance of common stock        ---           ---          ---            ---           ---            ---
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Other................................         (0.8)        ---          ---            ---           ---             (0.8)
                                           ------------- ------------- ------------- ------------ ------------- -------------
     Net cash provided by (used in)
       financing activities.............        (50.7)        ---           (0.8)         (17.3)        ---            (68.8)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (1.6)        ---             (1.6)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         52.9          (0.7)       ---              0.2         ---             52.4
Cash and cash equivalents, beginning of
   period...............................         64.3           1.7          0.1           67.2         ---            133.3
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash and cash equivalents,
   end of period........................   $    117.2           1.0          0.1     $     67.4    $    ---      $     185.7
                                           ============= ============= ============= ============n ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        Guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ ------------- --------------
Net cash provided by (used in)
   operating activities.................   $    (78.5)   $     (0.5)   $     0.2     $     39.2    $    ---      $     (39.6)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................        (21.3)        ---          ---            ---           ---            (21.3)
   Capital expenditures.................         (2.3)         (0.9)        (0.2)          (5.5)        ---             (8.9)
   Proceeds from sale of excess assets..          0.1           2.0        ---              0.3         ---              2.4
                                           ------------- ------------- ------------- ------------ ------------- -------------
    Net cash provided by (used in)
      investing activities..............        (23.5)          1.1         (0.2)          (5.2)        ---            (27.8)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash flows from financing activities
   Principal repayments of long-term debt       (17.7)         (0.2)       ---            (14.2)        ---            (32.1)
   Net incremental borrowings
     (repayments) under revolving line
      of credit agreements..............        ---           ---          ---            (24.6)        ---            (24.6)
   Proceeds from issuance of common stock       103.6         ---          ---            ---           ---            103.6
   Proceeds from issuance of long-term
      debt, net of issuance costs.......         94.9         ---          ---            ---           ---             94.9
   Other................................        ---             0.5        ---              4.4         ---              4.9
                                           ------------- ------------- ------------- ------------ ------------- -------------
     Net cash provided by (used in)
       financing activities.............        180.8           0.3        ---            (34.4)        ---            146.7
                                           ------------- ------------- ------------- ------------ ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              0.3         ---              0.3
                                           ------------- ------------- ------------- ------------ ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         78.8           0.9        ---             (0.1)        ---             79.6
Cash and cash equivalents, beginning of
   period...............................          9.3           0.5          0.1           15.2         ---             25.1
                                           ------------- ------------- ------------- ------------ ------------ --------------
Cash and cash equivalents,
   end of period........................   $     88.1    $      1.4    $     0.1     $     15.1    $    ---      $     104.7
                                           ============= ============= ============= ============ ============= =============

NOTE I - SUBSEQUENT EVENTS

On July 20, 2000, the Company announced it had signed a definitive agreement to sell its truck-mounted forklift business to Partek Cargotec, a subsidiary of Partek Corporation of Finland, for $144 in cash, subject to adjustment. During the six months ended June 30, 2000, total net sales for the Company's truck-mounted forklift business were approximately $50 and were included in the Terex Lifting segment. The transaction is subject to normal regulatory approvals and closing conditions and is expected to close in the third quarter of 2000. The Company intends to use the approximately $125 of net after-tax proceeds from this transaction to repay long-term bank debt.


                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                                     For the Three Months Ended      For the Six Months
                                                              June 30,                 Ended June 30,
                                                     --------------------------- ----------------------------
                                                         2000          1999          2000          1999
                                                     ------------- ------------- ------------- --------------

Net sales............................................$     20.6    $     22.3    $     32.5    $     43.3
Cost of goods sold...................................      17.7          19.3          28.3          38.1
                                                     ------------- ------------- ------------- --------------

     Gross profit....................................       2.9           3.0           4.2           5.2

Engineering, selling and administrative expenses.....       1.7           2.1           3.1           3.2
                                                     ------------- ------------- ------------- --------------

     Income from operations..........................       1.2           0.9           1.1           2.0

Other income (expense):
     Interest expense................................      (1.5)         (1.0)         (2.8)         (2.2)
     Amortization of debt issuance costs.............      (0.1)        ---            (0.1)         (0.1)
                                                     ------------- ------------- ------------- --------------

Income (loss) before income taxes....................      (0.4)         (0.1)         (1.8)         (0.3)
Provision for income taxes...........................    ----           ---           ---           ---
                                                     ------------- ------------- ------------- --------------

Net income (loss)....................................$     (0.4)   $     (0.1)   $     (1.8)   $     (0.3)
                                                     ============= ============= ============= ==============


   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                           June 30,      December 31,
                                                                             2000            1999
                                                                        --------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $      0.1    $      0.1
   Trade accounts receivables (net of allowance of $0.6 at June 30,
     2000 and $0.6 at December 31, 1999)...............................        15.4          21.3
   Net inventories.....................................................        19.3          18.2
   Due from affiliates.................................................        17.2          14.5
                                                                         ------------- --------------
     Total current assets..............................................        52.0          54.1
Long-term assets:
   Property, plant and equipment - net.................................         0.3           0.2
   Goodwill............................................................        12.6          13.2
   Other assets........................................................         0.8           0.9
                                                                         ------------- --------------

Total assets...........................................................  $     65.7    $     68.4
                                                                         ============= ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $      7.3    $      6.4
   Accrued warranties and product liability............................         6.8           6.9
   Accrued expenses....................................................         1.4           0.7
   Due to affiliates...................................................        10.6           5.3
   Due to Terex Corporation............................................        11.5          18.2
   Current portion of long-term debt...................................         0.5           1.1
                                                                         ------------- --------------
     Total current liabilities.........................................        38.1          38.6
                                                                         ------------- --------------

Non-current liabilities:
   Long-term debt, less current portion................................        62.6          62.8
   Other non-current liabilities.......................................         1.0           1.2
                                                                         ------------- --------------
     Total non-current liabilities.....................................        63.6          64.0
                                                                         ------------- --------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......       ---           ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........       ---           ---
   Accumulated deficit.................................................       (36.0)        (34.2)
   Accumulated other comprehensive income..............................       ---           ---
                                                                         ------------- --------------
      Total shareholders' deficit......................................       (36.0)        (34.2)
                                                                         ------------- --------------

Total liabilities and shareholders' deficit............................  $     65.7    $     68.4
                                                                         ============= ==============


   The accompanying notes are an integral part of these financial statements.



                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                 --------------------------
                                                                                     2000         1999
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (1.8)   $     (0.3)
   Adjustments to reconcile net loss to cash used in operating activities:
       Depreciation and amortization............................................        0.7           0.7
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................        5.9          (3.0)
         Net inventories........................................................       (1.1)          7.4
         Trade accounts payable.................................................        0.9          (0.5)
         Net amounts due to affiliates..........................................       (4.1)         (2.5)
         Other, net.............................................................        0.4          (0.9)
                                                                                 ------------- --------------
           Net cash provided by operating activities............................        0.9           0.9
                                                                                 ------------- --------------

INVESTING ACTIVITIES
   Capital expenditures.........................................................       (0.1)         (0.2)
                                                                                 ------------- --------------
     Net cash used in investing activities......................................       (0.1)         (0.2)
                                                                                 ------------- --------------

FINANCING ACTIVITIES
   Principal repayments of long-term debt.......................................       (0.8)         (0.6)
                                                                                 ------------- --------------
     Net cash used in financing activities......................................       (0.8)         (0.6)
                                                                                 ------------- --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---           ---
                                                                                 ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................      ---             0.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.1           0.2
                                                                                 ------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.1    $      0.3
                                                                                 ============= ==============




   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

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


NOTE 2 -- Inventories

Net inventories consist of the following:

                                             June 30,       December 31,
                                               2000             1999
                                          ---------------- ----------------
Finished equipment......................  $         2.1    $         3.6
Replacement parts.......................            7.2              6.8
Work in process.........................            4.3              1.9
Raw materials and supplies..............            5.7              5.9
                                          --------------- ------------------
                                          $        19.3    $        18.2
                                          =============== ==================

note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:
                                              June 30,        December 31,
                                                2000              1999
                                          ----------------- ----------------
Property, plant and equipment............ $         0.5     $        0.4
Less:  Accumulated depreciation..........          (0.2)            (0.2)
                                          ----------------- ----------------
Net property, plant and equipment........ $         0.3     $        0.2
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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2000 and 1999, the Company had transactions with various unconsolidated affiliates as follows:

                                          Three months ended    Six months ended
                                               June 30,             June 30,
                                          -------------------- -----------------
                                             2000      1999       2000     1999
                                          --------- ---------- --------- -------
   Product sales and service revenues      $  0.7    $  ---     $  1.0   $ ---
   Management fee expense                  $  0.3    $    0.3   $  0.5   $   0.5
   Interest expense                        $  1.3    $    1.2   $  2.8   $   2.4

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company operates primarily in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of the operations of Amida Industries, Inc. ("Amida") and Terex Bartell, Ltd. and Terex Bartell, Inc. (collectively "Bartell"), for the periods from April 1, 1999 and September 20, 1999, their respective dates of acquisition, as well as general and corporate items for the three months and six months ended June 30, 2000 and 1999.

Three Months Ended June 30, 2000 Compared with the Three Months Ended June 30, 1999

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended June 30, 2000 and 1999.

                                                       Three Months Ended
                                                              June 30,             Increase
                                                     ---------------------------
                                                         2000          1999       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Lifting.....................................$    258.8    $    263.0    $      (4.2)
   Terex Earthmoving.................................     326.3         174.6          151.7
   Other.............................................       8.4          10.5           (2.1)
                                                     ------------- ------------- ---------------
     Total...........................................$    593.5    $    448.1    $     145.4
                                                     ============= ============= ===============

GROSS PROFIT
   Terex Lifting.....................................$     43.1    $     41.8    $       1.3
   Terex Earthmoving.................................      61.4          32.7           28.7
   Other.............................................       2.1           2.2           (0.1)
                                                     ------------- ------------- --------------
     Total...........................................$    106.6    $     76.7    $      29.9
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................$     16.1    $     13.6    $       2.5
   Terex Earthmoving.................................      25.6          13.7           11.9
   Other.............................................       1.4           2.4           (1.0)
                                                     ------------- ------------- --------------
     Total...........................................$     43.1    $     29.7    $      13.4
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Lifting.....................................$     27.0    $     28.2    $      (1.2)
   Terex Earthmoving.................................      35.8          19.0           16.8
   Other.............................................       0.7          (0.2)           0.9
                                                     ------------- ------------- --------------
     Total...........................................$     63.5    $     47.0    $      16.5
                                                     ============= ============================



     Net Sales

Sales increased $145.4 million, or approximately 32%, to $593.5 million for the three months ended June 30, 2000 over the comparable 1999 period. Excluding the impact of businesses acquired during 1999, net sales were down approximately 9% from the second quarter of 1999, as acquired companies contributed approximately $185 million in incremental net sales.

Terex Lifting's sales were $258.8 million for the three months ended June 30, 2000, a decrease of $4.2 million or 1.6% from $263.0 million for the three months ended June 30, 1999. The decline in sales was caused mainly by two factors: softness in the mobile hydraulic cranes market caused by the continued fleet consolidation of the Company's customer base and a reduced level of activity in the aerial work platforms business due to the closing of the Company's Milwaukee facility during the fourth quarter of 1999, which were partially offset by the results of the businesses acquired during 1999.

Businesses acquired in 1999 contributed approximately $33 million in sales. Terex Lifting's backlog was $169.9 million at June 30, 2000 and $189.6 million at June 30, 1999. The decrease in backlog is consistent with the weakness in the mobile hydraulic crane and aerial work platforms businesses, offset somewhat by the performance of the businesses acquired in 1999. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 10% parts for the three months ended June 30, 2000 compared to approximately 9% parts for the comparable 1999 period, reflecting the decrease in machine sales.

Terex Earthmoving's sales were $326.3 million for the three months ended June 30, 2000, an increase of $151.7 million from $174.6 million for the three months ended June 30, 1999. The increase in sales was driven by businesses acquired in 1999 (approximately $152 million) and continued growth and market penetration in the construction truck business, offset somewhat by a decline in the mining business. Backlog was $141.0 million at June 30, 2000 compared to $165.6 million at June 30, 1999. The decrease of backlog is primarily due to the impact of the completion of the Coal India contract, offset somewhat by businesses acquired in 1999. The sales mix was approximately 18% parts for the three months ended June 30, 2000 compared to 26% parts for the comparable 1999 period, reflecting the increase in machine sales.

Net sales for Other in the three months ended June 30, 2000 represents sales from Amida and Bartell. Amida and Bartell were acquired by Terex on April 1, 1999 and September 20, 1999, respectively. In 1999, net sales consisted of sales from Amida and service revenues generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended June 30, 2000 increased $29.9 million over the comparable 1999 period, or approximately 39%, to $106.6 million as a result of acquisitions and improved gross profit percentages in both the Terex Lifting and Earthmoving businesses.

Terex Lifting's gross profit increased $1.3 million to $43.1 million for the three months ended June 30, 2000, compared to $41.8 million for the three months ended June 30, 1999. The increase in gross profit was driven by the contribution of businesses acquired in 1999 and the continued performance of the utility aerial device business, offset somewhat by the overall decline in net sales for hydraulic cranes and aerial work platforms. However, gross profit as a percentage of sales increased to 16.7% from 15.9% in 1999 due primarily to the performance of the companies acquired in 1999.

Terex Earthmoving's gross profit increased $28.7 million to $61.4 million for the three months ended June 30, 2000, compared to $32.7 million for the three months ended June 30, 1999. The increase in gross profit is due primarily to the performance of businesses acquired in 1999 and growth in the Company's construction truck business, offset somewhat by the decline in the Company's mining business. The gross margin percentage increased slightly to 18.8% from 18.7% in the comparable 1999 period.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $43.1 million for the three months ended June 30, 2000 from $29.7 million for the three months ended June 30, 1999, principally reflecting the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.3% for the three months ended June 30, 2000 as compared to 6.6% for the three months ended June 30, 1999, primarily due to the effect of the businesses acquired in 1999.

Terex Lifting's selling, general and administrative expenses increased to $16.1 million for the three months ended June 30, 2000 from $13.6 million for the three months ended June 30, 1999. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1999 and an additional investment in sales and marketing support. As a percentage of sales, selling, general and administrative expenses for the quarter increased to 6.2% compared to 5.2% in 1999. Excluding businesses acquired in 1999, selling, general and administrative expenses for the three months ended June 30, 2000 actually decreased by $0.9 million and were 5.6% as a percentage of sales.

Terex Earthmoving's selling, general and administrative expenses increased to $25.6 million for the three months ended June 30, 2000, from $13.7 million for the comparable period in 1999, principally due to the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses remained constant at 7.8% for the three months ended June 30, 2000, and 1999. Excluding acquisitions, selling, general and administrative expenses for the three months ended June 30, 2000 increased as a percentage of sales to 8.4% compared to 7.8% for the comparable 1999 period, related primarily to the decline in the mining business.

     Income from Operations

On a consolidated basis, the Company had income from operations of $63.5 million, or 10.7% of sales, for the three months ended June 30, 2000, compared to income from operations of $47.0 million, or 10.5% of sales, for the three months ended June 30, 1999.

Terex Lifting's income from operations of $27.0 million for the three months ended June 30, 2000 decreased by $1.2 million over the three months ended June 30, 1999. The decrease is the result of decreasing sales and gross margins within the Company's mobile hydraulic cranes and aerial work platforms businesses, partially offset by approximately $5 million of operating income contributed by the companies acquired in 1999. Income from operations as a percentage of sales decreased to 10.4% for the three months ended June 30, 2000, from 10.7% for the comparable 1999 period.

Terex Earthmoving's income from operations increased by $16.8 million to $35.8 million, or 11.0% of sales, for the three months ended June 30, 2000 from $19.0 million, or 10.9% of sales, for the three months ended June 30, 1999. The increase in income from operations and operating margins is due to the impact of the 1999 acquisitions, higher volumes in the Company's construction truck business and the Company's continued focus on expense control.

     Net Interest Expense

During the three months ended June 30, 2000, the Company's net interest expense increased $9.4 million to $24.3 million from $14.9 million for the comparable 1999 period. This increase was primarily due to higher debt levels in the three months ended June 30, 2000 versus the comparable period in 1999. The higher debt levels were incurred to fund the acquisition of Powerscreen and Cedarapids during the third quarter of 1999.

     Income Taxes

During the three months ended June 30, 2000, the Company's income tax expense was $12.2 million as compared to $0.7 million for the three months ended June 30, 1999. This increase resulted from the resolution in the fourth quarter of 1999 of an IRS audit of the Company's income tax returns for the years 1987 through 1989 and the capitalization of certain deferred tax assets. As a result of the capitalization of these deferred tax assets, the Company now reports a higher effective tax rate, but still makes use of substantial net operating loss carryforwards to minimize cash paid for taxes.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the six months ended June 30, 2000 and 1999.

                                                         Six Months Ended
                                                              June 30,             Increase
                                                     ---------------------------
                                                         2000          1999       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Lifting.....................................$    482.5    $    504.4    $     (21.9)
   Terex Earthmoving.................................     642.5         355.3          287.2
   Other.............................................      22.0          11.7           10.3
                                                     ------------- ------------- --------------
     Total...........................................$  1,147.0    $    871.4    $     275.6
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Lifting.....................................$     81.7    $     81.2    $       0.5
   Terex Earthmoving.................................     117.0          64.4           52.6
   Other.............................................       4.6           2.0            2.6
                                                     ------------- ------------- --------------
     Total...........................................$    203.3    $    147.6    $      55.7
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................$     32.2    $     28.5    $       3.7
   Terex Earthmoving.................................      49.8          27.9           21.9
   Other.............................................       2.8           3.7           (0.9)
                                                     ------------- ------------- --------------
     Total...........................................$     84.8    $     60.1    $      24.7
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Lifting.....................................$     49.5    $     52.7    $      (3.2)
   Terex Earthmoving.................................      67.2          36.5           30.7
   Other.............................................       1.8          (1.7)           3.5
                                                     ------------- ------------- --------------
     Total...........................................$    118.5    $     87.5    $      31.0
                                                     ============= ============= ==============




     Net Sales

Sales increased $275.6 million, or approximately 32%, to $1,147.0 million for the six months ended June 30, 2000 over the comparable 1999 period. Excluding the impact of 1999 acquisitions, net sales were down 12% from the first six months of 1999, as acquired companies contributed approximately $378 million in incremental net sales.

Terex Lifting's sales were $482.5 million for the six months ended June 30, 2000, a decrease of $21.9 million or 4.3% from $504.4 million for the six months ended June 30, 1999. The decline in sales was caused mainly by two factors: softness in the mobile hydraulic cranes market caused by the continued fleet consolidation of the Company's customer base and a reduced level of activity in the aerial work platforms business due to the closing of the Company's Milwaukee facility, which were partially offset by the results of the businesses acquired in 1999. Businesses acquired in 1999 contributed approximately $67 million in sales. The sales mix was approximately 11% parts for the six months ended June 30, 2000 compared to approximately 9% parts for the comparable 1999 period, reflecting the decrease in machine sales of approximately 8%.

Terex Earthmoving's sales were $642.5 million for the six months ended June 30, 2000, an increase of $287.2 million from $355.3 million for the six months ended June 30, 1999. The increase in sales was driven by businesses acquired in 1999 (approximately $300 million) and continued growth and market penetration in the construction truck business, offset somewhat by a decline in the mining business. The sales mix was approximately 18% parts for the six months ended June 30, 2000 compared to 25% parts for the comparable 1999 period, reflecting the increase in machine sales, which more than doubled.

Net sales for Other in the six months ended June 30, 2000 represents sales from Amida and Bartell and service revenues generated by Terex's parts distribution center for service provided to a third party. Amida and Bartell were acquired by Terex on April 1, 1999 and September 20, 1999, respectively. In 1999, net sales consisted of sales from Amida subsequent to its acquisition and service revenues generated by Terex's parts distribution center.

     Gross Profit

Gross profit for the six months ended June 30, 2000 increased $55.7 million over the comparable 1999 period, or approximately 38%, to $203.3 million as a result of acquisitions and improved gross profit percentages in both the Terex Lifting and Earthmoving businesses.

Terex Lifting's gross profit increased $0.5 million to $81.7 million for the six months ended June 30, 2000, compared to $81.2 million for the six months ended June 30, 1999. The increase in gross profit was driven by the contribution of businesses acquired in 1999 and the continued performance of the utility aerial device business, offset somewhat by the overall decline in net sales for hydraulic cranes and aerial work platforms. Gross profit as a percentage of sales increased to 16.9% from 16.1% in 1999 due primarily to the impact of the businesses acquired in 1999.

Terex Earthmoving's gross profit increased $52.6 million to $117.0 million for the six months ended June 30, 2000, compared to $64.4 million for the six months ended June 30, 1999. The increase in gross profit is due primarily to the performance of businesses acquired in 1999 and growth in the Company's construction truck business, offset somewhat by the decline in the Company's mining business. The gross margin percentage increased slightly to 18.2% from 18.1% in the comparable 1999 period.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $84.8 million for the six months ended June 30, 2000 from $60.1 million for the six months ended June 30, 1999, principally reflecting the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.4% for the six months ended June 30, 2000 as compared to 6.9% for the six months ended June 30, 1999, due to the effect of the businesses acquired in 1999.

Terex Lifting's selling, general and administrative expenses increased to $32.2 million for the six months ended June 30, 2000 from $28.5 million for the six months ended June 30, 1999. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1999 and an additional investment in sales and marketing support. As a percentage of sales, selling, general and administrative expenses for the six months increased to 6.7% compared to 5.7% in 1999. Excluding businesses acquired in 1999, selling, general and administrative expenses for the six months ended June 30, 2000 actually decreased by $3.7 million and were 6.0% as a percentage of sales.

Terex Earthmoving's selling, general and administrative expenses increased $21.9 million to $49.8 million for the six months ended June 30, 2000, from $27.9 million for the comparable period in 1999, principally due to the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses decreased to 7.8% for the six months ended June 30, 2000, from 7.9% for the comparable 1999 period. Excluding acquisitions, selling, general and administrative expenses for the six months ended June 30, 2000 increased as a percentage of sales to 8.1% compared to 7.9% for the comparable 1999 period, related primarily to the decline in the mining business.

     Income from Operations

On a consolidated basis, the Company had income from operations of $118.5 million, or 10.3% of sales, for the six months ended June 30, 2000, an increase of $31.0 million as compared to income from operations of $87.5 million, or 10.0% of sales, for the six months ended June 30, 1999.

Terex Lifting's income from operations of $49.5 million for the six months ended June 30, 2000 decreased by $3.2 million over the six months ended June 30, 1999. The decrease is the result of decreasing sales and gross margins within the Company's mobile hydraulic cranes and aerial work platforms businesses, partially offset by approximately $10 million of operating income contributed by the companies acquired in 1999. Income from operations as a percentage of sales was 10.3% for the six months ended June 30, 2000, a slight decline from 10.4% for the comparable 1999 period.

Terex Earthmoving's income from operations increased by $30.7 million to $67.2 million, or 10.5% of sales, for the six months ended June 30, 2000 from $36.5 million, or 10.3% of sales, for the six months ended June 30, 1999. The increase in income from operations and operating margins is due to the impact of the 1999 acquisitions, higher volumes in the Company's construction truck business and the Company's continued focus on expense control.

     Net Interest Expense

During the six months ended June 30, 2000, the Company's net interest expense increased $21.5 million to $49.2 million from $27.7 million for the comparable 1999 period. This increase was primarily due to higher debt levels in the six months ended June 30, 2000 versus the comparable period in 1999. The higher debt levels were incurred to fund the acquisition of Powerscreen and Cedarapids during the third quarter of 1999.

     Income Taxes

During the six months ended June 30, 2000, the Company's income tax expense was $21.6 million as compared to $1.5 million for the six months ended June 30, 1999. This increase resulted from the resolution in the fourth quarter of 1999 of an IRS audit of the Company's income tax returns for the years 1987 through 1989 and the capitalization of certain deferred tax assets. As a result of the capitalization of these deferred tax assets, the Company now reports a higher effective tax rate, but still makes use of substantial net operating loss carryforwards to minimize cash paid for taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $128.5 million was provided by operating activities during the six months ended June 30, 2000. Operating results before depreciation, amortization and deferred taxes provided approximately $84 million, and approximately $45 million was generated from reductions of working capital. Net cash used in investing activities was $5.7 million during the six months ended June 30, 2000 and primarily represents capital expenditures, offset somewhat by proceeds from the sales of assets. Net cash used in financing activities was $68.8 million during the six months ended June 30, 2000, which primarily represents principal repayments of the Company's long-term debt. Cash and cash equivalents totaled $185.7 million at June 30, 2000.

Debt reduction and an improved capital structure are major focal points for the Company. In this regard, the Company announced its plan to generate $200 million of free cash flow by the end of 2000 from working capital reduction and operating results. The Company anticipates that this free cash flow will be used to either pay down debt or increase the liquidity of the Company. During the six months ended June 30, 2000, the Company paid down approximately $58 million of bank debt. On March 9, 2000, the Company's Board of Directors authorized the purchase of up to 2 million shares of the Company's common stock over the following 12 months from available cash. As of June 30, 2000, the Company had purchased 302 thousand shares of common stock to be held in treasury for aggregate consideration of $4.3 million. In addition, the Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuances of equity, asset sales, strategic acquisitions and dispositions of business units, or any combination thereof. As part of this capital structure review, on July 20, 2000, the Company announced that it had signed a definitive agreement to sell its truck-mounted forklift business to Partek Cargotek, a subsidiary of Partek Corporation of Finland, for $144 million in cash, subject to adjustment. During the six months ended June 30, 2000, total net sales for the company's truck-mounted forklift business were approximately $50 million. The transaction, which is subject to normal regulatory approvals and closing conditions, is expected to close in the third quarter of 2000. The Company intends to use the approximately $125 million of net after-tax proceeds from this transaction to repay long-term bank debt. On July 27, 2000, the Company announced its intention to repay an additional $50 million of debt during the third quarter of 2000.

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

Clark Material Handling Company ("CMHC") and certain of its related entities have filed voluntary petitions for bankruptcy. In connection with the sale of the Company's Clark material handling business to CMHC in November 1996, CMHC assumed liabilities from the Company arising from product liability claims dealing with Clark material handling products manufactured prior to the date of such sale. As a result of CMHC's bankruptcy filing, all litigation involving product liability claims related to Clark material handling products have been stayed. At such time as the stay is no longer in effect, if CMHC does not comply with its obligations to indemnify and defend the Company, the Company may incur liability arising from certain of these product liability claims. The Company is unable at this time to determine what liabilities, if any, it may incur as a result of CMHC's bankruptcy, or to estimate the amount of such liabilities; however, the Company does not believe that these liabilities, in the aggregate, will have a material adverse effect on the financial position of the Company.


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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the British Pound, German Mark, French Franc, Irish Punt and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2000, the Company had foreign currency contracts which were hedges of firm commitments totaling approximately $35 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $0.6 million at June 30, 2000.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At June 30, 2000, the Company had approximately $265 million of interest rate swaps fixing interest rates between 5.69% and 9.44%. The fair market value of these arrangements, which represents the costs to settle these contracts, was an asset of approximately $1.9 million at June 30, 2000.

At June 30, 2000, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at June 30, 2000 would have increased interest expense by approximately $2 million in the six months ended June 30, 2000.

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

Item 2.       Changes in Securities and Use of Proceeds
Not applicable.

Item 3.       Defaults Upon Senior Securities
Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 11, 2000, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 27, 2000 voted to approve each of the three proposals included in the Company's proxy statement as follows:

                                                  Affirmative         Negative         Abstentions          Unvoted
                                                ----------------- ------------------ -----------------  -----------------
Proposal 1: To elect seven  directors to hold office for one year or until their successors are duly elected and qualified:
                  Ronald M. DeFeo                  24,428,517          149,459             ---                ---
                  G. Chris Andersen                24,429,112          148,864             ---                ---
                  Don DeFossett                    24,159,154          418,822             ---                ---
                  William H. Fike                  24,429,867          148,109             ---                ---
                  Dr. Donald P. Jacobs             24,158,631          419,345             ---                ---
                  Marvin B. Rosenberg              24,428,007          149,969             ---                ---
                  David A. Sachs                   24,427,157          150,819             ---                ---

Proposal 2: To ratify the selection of
      PricewaterhouseCoopers LLP as independent
     accountants of the Company for 2000:          24,527,871           21,819             28,285             ---

Proposal 3:  To approve the Terex Corporation
     2000 Incentive Plan:                          14,268,409        5,015,618            140,359         5,153,590

Item 5.       Other Information

Recent Developments

For information concerning recent developments see "Note I -- Subsequent Events" to the Condensed Consolidated Financial Statements included herein.

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the ability to successfully integrate acquired businesses; the retention of key management personnel; foreign currency fluctuations; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply parts and components at competitive prices and the Company's ability to timely manufacture and deliver products to customers; compliance with the restrictive covenants contained in the Company's debt agreements; continued use of net operating loss carryforwards; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K

              (a) The exhibits set forth on the accompanying  Exhibit Index have been filed as part of this Form 10-Q.

              (b) Reports on Form 8-K.

               - No reports on Form 8-K were filed during the quarter ended June 30, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TEREX CORPORATION
                                                    (Registrant)


Date:  August 11, 2000                        /s/ Joseph F. Apuzzo
                                                Joseph F. Apuzzo
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date:  August 11, 2000                        /s/ Kevin M. O'Reilly
                                                Kevin M. O'Reilly
                                                Controller
                                                (Principal Accounting Officer)

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

10.7   Terex  Corporation  1999  Long-Term   Incentive  Plan   (incorporated  by
       reference to Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2000 of Terex Corporation, Commission File No. 1-10702).

10.8   Terex Corporation 2000 Incentive Plan.*

10.9 Common Stock Appreciation Rights Agreement dated as of May 9, 1995 between the Company and United States Trust Company of New York, as Rights Agents (incorporated by reference to Exhibit 10.29 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.10 SAR Registration Rights Agreement dated as of May 9, 1995 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.31 of the Amendment No. 1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52711).

10.11 Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, Credit Suisse First Boston, as Administrative Agent, Bank Boston N.A., as Syndication Agent and Canadian Imperial Bank of Commerce and First Union National Bank, as Co-Documentation Agents (incorporated by reference to Exhibit
       10.13 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.12 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.13 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.15 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.14 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.16 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.15 Pledge Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
       10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.16 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse First Boston, as Mortgagee (incorporated by reference to
       Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.23 Amendment No. 7 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.24 Amendment No. 8 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent.*

10.25 Tranche C Credit Agreement, dated as of July 2, 1999, as amended and restated as of August 23, 1999, among Terex Corporation, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.23 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.26 Amendment No. 1 to Tranche C Credit Agreement dated as of July 2, 1999, as amended and restated as of August 23, 1999, among Terex Corporation, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent. *

10.27 Purchase Agreement dated as of March 9, 1999 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.28 Registration Rights Agreement dated as of March 9, 1999 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.29 Underwriting Agreement, dated as of June 17, 1999, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
       Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on June 18, 1999).

10.30 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.31 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999 (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended June 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.32 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.33 Employment and Compensation Agreement, dated as of January 1, 1999, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.30 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.34 Form of Change in Control and Severance Agreement dated as of April 1, 2000 between Terex Corporation and certain executive officers. *

12.1   Calculation of Ratio of Earnings to Fixed Charges. *

27.1   Financial Data Schedule.*

* Exhibit filed with this document.