Form 10-Q
period 2000-09-30
TEREX CORP
filed 2000-11-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     [x]          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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


                                 (203) 222-7170
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES X NO _______


Number of outstanding shares of common stock: 27.7 million as of November 6, 2000.


The Exhibit Index appears on page 32.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). See Note I to the Company's September 30, 2000 Condensed Consolidated Financial Statements.

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

                                                                        Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

   TEREX CORPORATION
      Condensed Consolidated Statement of Operations --
          Three months and nine months ended September 30, 2000 and 1999......3
      Condensed Consolidated Balance Sheet - September 30, 2000
          and December 31, 1999...............................................4
      Condensed Consolidated Statement of Cash Flows --
          Nine months ended September 30, 2000 and 1999.......................5
      Notes to Condensed Consolidated Financial Statements --
          September 30, 2000..................................................6

   PPM CRANES, INC.
      Condensed Consolidated Statement of Operations --
          Three months and nine months ended September 30, 2000 and 1999.....16
      Condensed Consolidated Balance Sheet - September 30, 2000
          and December 31, 1999..............................................17
      Condensed Consolidated Statement of Cash Flows --
          Nine months ended September 30, 2000 and 1999......................18
      Notes to Condensed Consolidated Financial Statements --
          September 30, 2000.................................................19

 Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................21
 Item 3  Quantitative and Qualitative Disclosures About Market Risk..........27

PART II    OTHER INFORMATION

 Item 1  Legal Proceedings...................................................29
 Item 2  Changes in Securities and Use of Proceeds...........................29
 Item 3  Defaults Upon Senior Securities.....................................29
 Item 4  Submission of Matters to a Vote of Security Holders.................29
 Item 5  Other Information...................................................29
 Item 6  Exhibits and Reports on Form 8-K....................................29

SIGNATURES ..................................................................31
EXHIBIT INDEX ...............................................................32

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in millions, except per share data)

                                                         For the Three Months        For the Nine Months
                                                         Ended September 30,         Ended September 30,
                                                      --------------------------- ---------------------------
                                                          2000          1999          2000          1999
                                                      ------------- ------------- ------------- -------------

Net sales.............................................$    475.1    $    495.6    $  1,622.1    $  1,367.0
Cost of goods sold....................................     388.4         407.1       1,332.1       1,130.9
                                                      ------------- ------------- ------------- -------------

     Gross profit.....................................      86.7          88.5         290.0         236.1
Selling, general and administrative expenses..........      39.3          38.7         124.1          98.8
                                                      ------------- ------------- ------------- -------------

     Income from operations...........................      47.4          49.8         165.9         137.3

Other income (expense):
     Interest income..................................       1.6           2.5           4.1           3.7
     Interest expense.................................     (26.0)        (20.0)        (77.7)        (48.9)
     Gain on sale of businesses.......................      57.2         ---            57.2         ---
     Other income (expense) - net.....................      (0.2)         (1.3)         (1.8)         (3.2)
                                                      ------------- ------------- ------------- -------------

Income before income taxes............................      80.0          31.0         147.7          88.9
Provision for income taxes............................     (30.3)         (1.1)        (51.9)         (2.6)
                                                      ------------- ------------- ------------- -------------

Net income............................................$     49.7    $     29.9    $     95.8    $     86.3
                                                      ============= ============= ============= =============



Net income per common share:
    Basic.............................................$     1.84    $     1.12    $      3.51   $      3.74
    Diluted...........................................$     1.79    $     1.07    $      3.41   $      3.49

Weighted average number shares outstanding
  in per share calculation:
        Basic.........................................      27.0          26.6          27.3          23.1
        Diluted.......................................      27.8          28.0          28.1          24.7



   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                                         September 30,      December 31,
                                                                                              2000              1999
                                                                                        ----------------- -----------------
Assets
Current assets
     Cash and cash equivalents.........................................................  $        260.8     $      133.3
     Trade receivables (net of allowance of $6.1 at September 30, 2000
       and $5.8 at December 31, 1999)..................................................           391.3            429.2
     Net inventories...................................................................           584.1            665.6
     Deferred taxes....................................................................            47.2             47.2
     Other current assets..............................................................            47.0             40.0
                                                                                         ------------------ ----------------
         Total current assets..........................................................         1,330.4          1,315.3
Long-term assets
     Property, plant and equipment - net...............................................           130.6            172.8
     Goodwill..........................................................................           491.5            554.7
     Deferred taxes....................................................................            33.3             55.3
     Other assets......................................................................            75.6             79.4
                                                                                         ------------------ ----------------

Total assets...........................................................................  $      2,061.4     $    2,177.5
                                                                                         ================== ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable and current portion of long-term debt...............................  $         21.3     $       57.6
     Trade accounts payable............................................................           312.2            297.0
     Accrued compensation and benefits.................................................            25.2             27.3
     Accrued warranties and product liability..........................................            47.7             55.9
     Other current liabilities.........................................................           137.3            141.7
                                                                                         ------------------ ----------------
         Total current liabilities.....................................................           543.7            579.5
Non-current liabilities
     Long-term debt, less current portion..............................................         1,001.0          1,098.8
     Other.............................................................................            70.2             66.4

Commitments and contingencies

Stockholders' equity
     Warrants to purchase common stock.................................................             0.3              0.8
     Equity rights.....................................................................             0.7              0.8
     Common stock, $.01 par value - authorized 150.0 shares; issued 27.7 at September
       30, 2000 and 27.5 at December 31, 1999..........................................             0.3              0.3
     Additional paid-in capital........................................................           357.6            355.0
     Retained earnings.................................................................           187.8             92.0
     Accumulated other comprehensive income............................................           (85.5)           (16.1)
     Less cost of shares of common stock in treasury (0.9 shares at September 30, 2000)           (14.7)           ---
                                                                                         ------------------ ----------------
         Total stockholders' equity....................................................           446.5            432.8
                                                                                         ------------------ ----------------

Total liabilities and stockholders' equity.............................................  $      2,061.4     $    2,177.5
                                                                                         ================== ================


   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   ---------------------------
                                                                                        2000         1999
                                                                                   -------------- ------------
 Operating Activities
    Net income....................................................................  $      95.8    $     86.3
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
         Depreciation.............................................................         16.6          10.6
         Amortization.............................................................         14.8           9.3
         Gain on sale of businesses...............................................        (34.2)        ---
         Deferred taxes...........................................................         22.0         ---
         Gain on sale of fixed assets.............................................         (0.4)         (0.1)
         Changes  in  operating  assets  and  liabilities  (net  of  effects  of acquisitions):
           Trade receivables......................................................          5.9        (114.6)
           Net inventories........................................................         32.5         (34.2)
           Trade accounts payable.................................................         34.7          39.4
           Other, net.............................................................        (56.0)          3.7
                                                                                    -------------- -------------
              Net cash provided by operating activities...........................        131.7           0.4
                                                                                    -------------- -------------


 Investing Activities
    Proceeds from sale of businesses..............................................        144.3         ---
    Capital expenditures..........................................................        (17.7)        (12.8)
    Acquisition of businesses, net of cash acquired...............................         (4.1)       (475.9)
    Proceeds from sale of assets..................................................          9.2           2.7
                                                                                    -------------- -------------
              Net cash provided by (used in) investing activities.................        131.7        (486.0)
                                                                                    -------------- -------------


 Financing Activities
    Principal repayments of long-term debt........................................        (58.3)        (32.1)
    Net incremental repayments under revolving line of credit agreements..........        (56.0)        (29.2)
    Purchase of common stock held in treasury.....................................        (14.7)        ---
    Proceeds from issuance of common stock........................................        ---           162.8
    Proceeds from issuance of long-term debt, net of issuance costs...............        ---           505.8
    Other.........................................................................         (3.3)          8.0
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................       (132.3)        615.3
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on  Cash and Cash Equivalents....................         (3.6)         (0.7)
                                                                                    -------------- -------------


 Net Increase in Cash and Cash Equivalents........................................        127.5         129.0

 Cash and Cash Equivalents at Beginning of Period.................................        133.3          25.1
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     260.8    $    154.1
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Cash and cash equivalents at September 30, 2000 and December 31, 1999 include $16.8 and $8.6, respectively, which was not immediately available for use.

NOTE B - SALE OF BUSINESSES

On September 30, 2000, the Company completed the sale of its truck-mounted forklift businesses to various subsidiaries of Partek Corporation of Finland, for $144 in cash, subject to adjustment. During the nine months ended September 30, 2000 and 1999, total net sales for the Company's truck-mounted forklift business were approximately $68 and $7, respectively, and were included in the Terex Lifting segment. The Company intends to use the approximately $125 of net after-tax proceeds from this transaction to repay long-term bank debt.

NOTE C - INVENTORIES

Net inventories consist of the following:

                                          September 30,      December 31,
                                              2000              1999
                                        ----------------  ----------------
Finished equipment....................  $      184.9      $      235.3
Replacement parts.....................         167.4             176.8
Work-in-process.......................          69.1              81.9
Raw materials and supplies............         162.7             171.6
                                        ----------------- ----------------

Net inventories.......................  $      584.1      $      665.6
                                        ================= ================

NOTE D -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                           September 30,      December 31,
                                                2000              1999
                                          ----------------- -----------------
Property.................................  $       16.8     $        23.3
Plant....................................          80.8              97.2
Equipment................................          97.9             112.5
                                           ---------------- -----------------
                                                  195.5             233.0
Less:  Accumulated depreciation..........         (64.9)            (60.2)
                                           ---------------- -----------------
Net property, plant and equipment........  $      130.6     $       172.8
                                           ================ =================


NOTE E - EARNINGS PER SHARE

                                                                 Three Months Ended September 30,
                                                               (in millions, except per share data)
                                              ----------------------------------------------------------------------
                                                              2000                                1999
                                              ----------------------------------- ----------------------------------
                                                                        Per-Share                        Per-Share
                                                  Income      Shares      Amount    Income    Shares      Amount
                                              ------------- ----------- --------- --------- ----------- ------------
 Basic earnings per share
    Income before extraordinary items......   $    49.7        27.0     $  1.84   $   29.9      26.6    $    1.12

 Effect of dilutive securities
    Warrants...............................       ---           0.1                  ---         0.1
    Stock Options..........................       ---           0.5                  ---         0.9
    Equity Rights..........................       ---           0.2                  ---         0.4
                                              ------------  -----------           --------- ----------

 Income available to common
   stockholders - diluted..................   $    49.7        27.8     $  1.79   $   29.9      28.0    $    1.07
                                              ============  =========== ========= ========= =========== ============


                                                              Nine Months Ended September 30,
                                                            (in millions, except per share data)
                                              ----------------------------------------------------------------------
                                                             2000                                1999
                                              ----------------------------------------------------------------------
                                                                        Per-Share                        Per-Share
                                                 Income      Shares      Amount    Income      Shares      Amount
                                              ------------- ----------- --------- --------- ----------- -----------
Basic earnings per share
   Income before extraordinary items......    $    95.8        27.3     $  3.51   $   86.3      23.1    $   3.74

Effect of dilutive securities
   Warrants...............................        ---           0.1                  ---        0.1
   Stock Options..........................        ---           0.5                  ---        0.9
   Equity Rights..........................        ---           0.2                  ---        0.6
                                              ------------- -----------           ---------- -------

Income available to common
  stockholders - diluted..................    $    95.8        28.1     $  3.41   $    86.3     24.7     $  3.49
                                              ============ ============ ========= ========== ========== ===========



NOTE F - STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. For the three months ended September 30, 2000 and September 30, 1999 and the nine months ended September 30, 2000 and September 30, 1999, total non-shareowner changes in equity were $25.6, $52.1, $26.4 and $81.2, respectively.

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.0 shares of the Company's outstanding common stock over the following twelve months. As of September 30, 2000, the Company had acquired 0.9 shares at a total cost of $14.7.

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

Clark Material Handling Company ("CMHC"), the purchaser of the Company's Clark material handling business, and certain of CMHC's related entities have filed voluntary petitions for bankruptcy. In connection with the sale of the Company's Clark material handling business to CMHC in November 1996, CMHC assumed liabilities from the Company arising from product liability claims dealing with Clark material handling products manufactured prior to the date of such sale. In September 2000, the bankruptcy court granted CMHC's motion to reject its obligations to indemnify and defend the Company for such product liability claims. However, substantially all litigation involving product liability claims related to Clark material handling products has been stayed until January 15, 2001. At such time as the stay is no longer in effect, the Company will incur liability arising from certain of these product liability claims. The Company is unable at this time to determine what liabilities it will incur as a result of CMHC's bankruptcy, or to estimate the amount of such liabilities; however, the Company does not believe that these liabilities, in the aggregate, will have a material adverse effect on the financial position of the Company.

NOTE H - BUSINESS SEGMENT INFORMATION

The Company operates primarily in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of Amida Industries, Inc. as well as the results of Terex Bartell, Ltd. and Terex Bartell Inc. for the periods from April 1, 1999 and September 20, 1999, their respective dates of acquisition, as well as general and corporate items for the three months and nine months ended September 30, 2000 and 1999. Industry segment information is presented below:

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    --------------------- ---------------------
                                       2000       1999        2000       1999
                                    ---------- ---------- ----------- ---------
Sales
  Terex Lifting.................... $  232.7   $  242.5   $   715.2   $   746.9
  Terex Earthmoving................    230.1      244.2       872.6       599.5
  Other............................     12.3        8.9        34.3        20.6
                                    ---------- ---------- ----------- ---------
    Total.......................... $  475.1   $  495.6   $ 1,622.1   $ 1,367.0
                                    ========== ========== =========== =========

Income (Loss) from Operations
  Terex Lifting.................... $   25.0   $   22.6   $    74.5   $    75.3
  Terex Earthmoving................     21.6       26.1        88.8        62.6
  Other............................      0.8        1.1         2.6        (0.6)
                                    ---------- ---------- ----------- ---------
    Total.......................... $   47.4   $   49.8   $   165.9   $   137.3
                                    ========== ========== =========== =========

NOTE I -- CONSOLIDATING FINANCIAL STATEMENTS

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      67.9   $     158.9   $     19.3    $    264.9    $    (35.9)   $     475.1
   Cost of goods sold...................        58.9         130.5         16.8         218.1         (35.9)         388.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         9.0          28.4          2.5          46.8         ---             86.7
   Selling, general & administrative             8.1           4.1          1.7          25.4         ---             39.3
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         0.9          24.3          0.8          21.4         ---             47.4
  Interest income.......................         1.3          (0.1)       ---             0.4         ---              1.6
  Interest expense......................        (4.6)         (4.9)        (1.5)        (15.0)        ---            (26.0)
  Gain on sale of businesses............        10.3         ---          ---            46.9         ---             57.2
  Income (loss) from equity investees...        61.5         ---          ---           ---           (61.5)         ---
  Other income (expense) - net..........         1.3          (0.3)       ---            (1.2)        ---             (0.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        70.7          19.0         (0.7)         52.5         (61.5)          80.0
  Provision for income taxes............       (21.0)         (0.1)       ---            (9.2)        ---            (30.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      49.7   $      18.9   $     (0.7)   $     43.3    $    (61.5)   $      49.7
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations  Consolidated
                                           ------------- ------------- ------------- ------------ ------------- -------------
Net sales...............................   $    124.3    $    151.7    $    18.9     $    255.5    $    (54.8)   $     495.6
   Cost of goods sold...................        108.6         127.0         16.7          207.1         (52.3)         407.1
                                           ------------- ------------- ------------- ------------ ------------- -------------
Gross profit............................         15.7          24.7          2.2           48.4          (2.5)          88.5
   Selling, general & administrative              5.9           8.7          1.3           22.8         ---             38.7
     expenses
                                           ------------- ------------- ------------- ------------ ------------- -------------
Income (loss) from operations...........          9.8          16.0          0.9           25.6          (2.5)          49.8
  Interest income.......................          1.4           0.1        ---              1.0         ---              2.5
  Interest expense......................         (6.3)         (2.1)        (1.2)         (10.4)        ---            (20.0)
  Income (loss) from equity investees...         25.8          (0.2)       ---            ---           (25.6)         ---
  Other income (expense) - net..........         (0.4)         (0.2)        (0.1)          (0.6)        ---             (1.3)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Income (loss) before income taxes.......         30.3          13.6         (0.4)          15.6         (28.1)          31.0
  Provision for income taxes............         (0.4)        ---          ---             (0.7)        ---             (1.1)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Net income (loss).......................   $     29.9    $     13.6    $    (0.4)    $     14.9    $    (28.1)   $      29.9
                                           ============= ============= ============= ============ ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     289.0   $     504.6   $     51.8    $    955.6    $   (178.9)   $   1,622.1
   Cost of goods sold...................       255.7         421.9         45.1         786.7        (177.3)       1,332.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        33.3          82.7          6.7         168.9          (1.6)         290.0
   Selling, general & administrative            17.5          24.8          4.8          77.0         ---            124.1
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        15.8          57.9          1.9          91.9          (1.6)         165.9
  Interest income.......................         2.8           0.2        ---             1.1         ---              4.1
  Interest expense......................       (15.2)        (14.8)        (4.3)        (43.4)        ---            (77.7)
  Gain on sale of businesses............        10.3         ---          ---            46.9         ---             57.2
  Income (loss) from equity investees...       121.1         ---          ---           ---          (121.1)         ---
  Other income (expense) - net..........         1.7          (0.9)        (0.1)         (2.5)        ---             (1.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......       136.5          42.4         (2.5)         94.0        (122.7)         147.7
  Provision for income taxes............       (40.7)         (0.3)       ---           (10.9)        ---            (51.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      95.8   $      42.1   $     (2.5)   $     83.1    $   (122.7)   $      95.8
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     362.9   $     445.2   $     58.1    $    635.3    $   (134.5)   $   1,367.0
   Cost of goods sold...................       316.4         372.4         51.4         519.5        (128.8)       1,130.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        46.5          72.8          6.7         115.8          (5.7)         236.1
   Selling, general & administrative            19.2          20.5          4.0          55.1         ---             98.8
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        27.3          52.3          2.7          60.7          (5.7)         137.3
  Interest income.......................         1.8           0.2        ---             1.7         ---              3.7
  Interest expense......................       (14.2)         (5.8)        (3.4)        (25.5)        ---            (48.9)
  Income (loss) from equity investees...        72.9          (0.8)         0.2          (0.6)        (71.7)         ---
  Other income (expense) - net..........        (0.4)         (0.8)        (0.2)         (1.8)        ---             (3.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        87.4          45.1         (0.7)         34.5         (77.4)          88.9
  Provision for income taxes............        (1.1)          0.1        ---            (1.6)        ---             (2.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      86.3   $      45.2         (0.7)         32.9         (77.4)   $      86.3
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents..........   $    114.2    $      0.8    $     0.1     $     145.7   $    ---      $     260.8
     Trade receivables - net............         27.7         102.2         14.6           246.8        ---            391.3
     Intercompany receivables...........         28.3          28.2         17.2            68.0       (141.7)         ---
     Net inventories....................         93.1         165.4         15.9           323.8        (14.1)         584.1
     Other current assets...............         53.8           1.9          0.2            38.3        ---             94.2
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        317.1         298.5         48.0           822.6       (155.8)       1,330.4
   Long-term assets
     Property, plant & equipment - net..         10.3          45.8          0.5            74.0        ---            130.6
     Investment in and advances to
       (from) subsidiaries..............        347.3        (103.7)        (9.0)         (131.4)      (103.2)         ---
     Goodwill...........................          9.4         160.1         12.3           309.7        ---            491.5
     Other assets.......................         39.7          38.3          0.8            30.1        ---            108.9
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    723.8    $    439.0    $    52.6     $   1,105.0   $   (259.0)   $   2,061.4
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      2.7    $      0.1    $     0.5     $      18.0   $    ---      $      21.3
     Trade accounts payable.............         31.7          77.6          7.4           195.5        ---            312.2
     Intercompany payables..............          5.0          19.0          9.1           108.6       (141.7)         ---
     Accruals    and    other     current
       liabilities......................         70.4          32.4          8.5            98.9        ---            210.2
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        109.8         129.1         25.5           421.0       (141.7)         543.7
   Non-current liabilities
     Long-term debt, less current portion       146.7         210.0         62.6           581.7        ---          1,001.0
     Other long-term liabilities........         20.8          16.2          1.2            32.0        ---             70.2
   Stockholders' equity (deficit).......        446.5          83.7        (36.7)           70.3       (117.3)         446.5
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    723.8    $    439.0    $    52.6     $   1,105.0   $   (259.0)   $   2,061.4
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
                                          ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        Guarantor    Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- ----------------
Net cash provided by (used in)
   operating activities.................   $     61.4    $      1.1    $     1.1     $     68.1    $    ---      $     131.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Proceeds from sale of businesses.....         51.8         ---          ---             92.5         ---            144.3
   Capital expenditures.................         (2.2)         (8.1)        (0.3)          (7.1)        ---            (17.7)
   Acquisition of businesses, net of
     cash acquired......................        ---            (0.5)       ---             (3.6)        ---             (4.1)
   Proceeds from sale of assets.........        ---             6.6        ---              2.6         ---              9.2
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         49.6          (2.0)        (0.3)          84.4         ---            131.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Principal repayments of long-term debt       (45.6)        ---           (0.8)         (11.9)        ---            (58.3)
   Net incremental borrowings
     (repayments) under revolving
     line of credit agreements..........        ---           ---          ---            (56.0)        ---            (56.0)
   Purchase of common stock held in
     treasury...........................        (14.7)        ---          ---            ---           ---            (14.7)
   Proceed from issuance of common stock        ---           ---          ---            ---           ---            ---
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Other................................         (0.8)        ---          ---             (2.5)        ---             (3.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        (61.1)        ---           (0.8)         (70.4)        ---           (132.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (3.6)        ---             (3.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         49.9          (0.9)       ---             78.5         ---            127.5
Cash and cash equivalents, beginning of
   period...............................         64.3           1.7          0.1           67.2         ---            133.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    114.2    $      0.8    $     0.1     $    145.7    $    ---      $     260.8
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
                                           ============= ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (in millions)




                                           For the Three Months Ended      For the Nine Months
                                                  September 30,            Ended September 30,
                                           --------------------------- ----------------------------
                                               2000          1999          2000          1999
                                           ------------- ------------- -------------- -------------

Net sales..................................$     19.3    $     20.3    $     51.8     $    63.6
Cost of goods sold.........................      16.8          17.7          45.1          55.8
                                           ------------- ------------- -------------- -------------

     Gross profit..........................       2.5           2.6           6.7           7.8

Engineering, selling
    and administrative expenses............       1.7           1.6           4.8           4.8
                                           ------------- ------------- -------------- -------------

     Income from operations................       0.8           1.0           1.9           3.0

Other income (expense):
     Interest expense......................      (1.5)         (1.3)         (4.3)         (3.5)
     Amortization of debt issuance costs...     ---            (0.1)         (0.1)         (0.2)
                                           ------------- ------------- -------------- -------------

Income (loss) before income taxes..........      (0.7)         (0.4)         (2.5)         (0.7)
Provision for income taxes.................     ---           ---           ---           ---
                                           ------------- ------------- -------------- -------------

Net loss...................................$     (0.7)   $     (0.4)   $     (2.5)    $    (0.7)
                                           ============= ============= ============== =============



   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (in millions, except share amounts)

                                                                         September 30,     December 31,
                                                                             2000              1999
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.1    $         0.1
   Trade accounts receivables (net of allowance of $0.7 at September
     30, 2000 and $0.6 at December 31, 1999)...........................           14.6             21.3
   Net inventories.....................................................           15.9             18.2
   Due from affiliates.................................................           17.2             14.5
   Other current assets ...............................................            0.2            ---
                                                                         ---------------- -----------------
     Total current assets..............................................           48.0             54.1
Long-term assets:
   Property, plant and equipment - net.................................            0.5              0.2
   Goodwill............................................................           12.3             13.2
   Other assets........................................................            0.8              0.9
                                                                         ---------------- -----------------

Total assets...........................................................  $        61.6    $        68.4
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $         7.4    $         6.4
   Accrued warranties and product liability............................            6.9              6.9
   Accrued expenses....................................................            1.6              0.7
   Due to affiliates...................................................            9.1              5.3
   Due to Terex Corporation............................................            9.0             18.2
   Current portion of long-term debt...................................            0.5              1.1
                                                                         ---------------- -----------------
     Total current liabilities.........................................           34.5             38.6
                                                                         ---------------- -----------------

Non-current liabilities:
   Long-term debt, less current portion................................           62.6             62.8
   Other non-current liabilities.......................................            1.2              1.2
                                                                         ---------------- -----------------
     Total non-current liabilities.....................................           63.8             64.0
                                                                         ---------------- -----------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (36.7)           (34.2)
   Accumulated other comprehensive income..............................          ---              ---
                                                                         ---------------- -----------------
      Total shareholders' deficit......................................          (36.7)           (34.2)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        61.6    $        68.4
                                                                         ================ =================


   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)



                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                -----------------------
                                                                   2000         1999
                                                                ------------ ----------
OPERATING ACTIVITIES
   Net loss.................................................... $    (2.5)   $   (0.7)
   Adjustments to reconcile net loss to cash
     used in operating activities:
       Depreciation and amortization...........................       1.1         1.1
       Changes in operating assets and liabilities:
         Trade accounts receivable.............................       6.7        (3.2)
         Net inventories.......................................       2.3         9.4
         Trade accounts payable................................       1.0        (0.3)
         Net amounts due to affiliates.........................      (8.1)       (4.6)
         Other, net............................................       0.6        (0.8)
                                                                ------------ ------------
           Net cash provided by operating activities...........       1.1         0.9
                                                                ------------ ------------

INVESTING ACTIVITIES
   Capital expenditures........................................      (0.3)       (0.2)
                                                                ------------ ------------
     Net cash used in investing activities.....................      (0.3)       (0.2)
                                                                ------------ ------------

FINANCING ACTIVITIES
   Principal repayments of long-term debt......................      (0.8)       (0.5)
                                                                ------------ ------------
     Net cash used in financing activities.....................      (0.8)       (0.5)
                                                                ------------ ------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS...................................     ---         ---
                                                                ------------ ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS......................     ---           0.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............       0.1         0.2
                                                                ------------ ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................... $     0.1    $    0.4
                                                                ============ ============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

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


NOTE 2 -- Inventories

Net inventories consist of the following:

                                         September 30,     December 31,
                                             2000             1999
                                       ----------------- ----------------
Finished equipment..................... $         2.8    $         3.6
Replacement parts......................           6.8              6.8
Work in process........................           2.4              1.9
Raw materials and supplies.............           3.9              5.9
                                        $        15.9    $        18.2
                                        ================ =================

note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:
                                        September 30,     December 31,
                                            2000              1999
                                       ----------------- ----------------
Property, plant and equipment........  $         0.7    $         0.4
Less:  Accumulated depreciation......           (0.2)            (0.2)
                                       ---------------- -----------------
Net property, plant and equipment....  $         0.5    $         0.2
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

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months and nine months ended September 30, 2000 and 1999, the Company had transactions with various unconsolidated affiliates as follows:

                                        Three Months Ended    Nine Months Ended
                                         September 30,           September 30,
                                      ---------------------- -------------------
                                           2000       1999     2000       1999
                                      ---------- ----------- ---------- --------
 Product sales and service revenues    $   0.4   $   ---     $  1.4     $  ---
 Management fee expense                $   0.3   $     0.3   $  0.8     $    0.8
 Interest expense                      $   1.2   $     1.4   $  4.0     $    3.8

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company operates primarily in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of the operations of Amida Industries, Inc. ("Amida") and Terex Bartell, Ltd. and Terex Bartell, Inc. (collectively "Bartell"), for the periods from April 1, 1999 and September 20, 1999, their respective dates of acquisition, as well as general and corporate items for the three months and nine months ended September 30, 2000 and 1999.

Three Months Ended September 30, 2000 Compared with the Three Months Ended September 30, 1999

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended September 30, 2000 and 1999.

                                               Three Months Ended
                                                    September 30,      Increase
                                             ------------------------
                                                2000          1999    (Decrease)
                                             ------------ ----------- ----------
NET SALES
   Terex Lifting.............................$   232.7    $    242.5  $    (9.8)
   Terex Earthmoving.........................    230.1         244.2      (14.1)
   Other.....................................     12.3           8.9        3.4
                                             ------------ ----------- ----------
     Total...................................$   475.1    $    495.6  $   (20.5)
                                             ============ =========== ==========

GROSS PROFIT
   Terex Lifting.............................$    39.2    $     38.2  $     1.0
   Terex Earthmoving.........................     45.9          48.5       (2.6)
   Other.....................................      1.6           1.8       (0.2)
                                             ------------ ----------- ----------
     Total...................................$    86.7    $     88.5  $    (1.8)
                                             ============ =========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.............................$    14.2    $     15.6  $    (1.4)
   Terex Earthmoving.........................     24.3          22.4        1.9
   Other.....................................      0.8           0.7        0.1
                                             ------------ ----------- ----------
     Total...................................$    39.3    $     38.7  $     0.6
                                             ============ =========== ==========

INCOME FROM OPERATIONS
   Terex Lifting.............................$    25.0    $     22.6  $     2.4
   Terex Earthmoving.........................     21.6          26.1       (4.5)
   Other.....................................      0.8           1.1       (0.3)
                                             ------------ ----------- ----------
     Total...................................$    47.4    $     49.8  $    (2.4)
                                             ============ =========== ==========


     Net Sales

Sales decreased $20.5 million, or approximately 4%, to $475.1 million for the three months ended September 30, 2000 over the comparable 1999 period. Excluding the impact of businesses acquired during 1999, net sales were down approximately 19% from the third quarter of 1999, as acquired companies contributed approximately $72 million in incremental net sales.

Terex Lifting's sales were $232.7 million for the three months ended September 30, 2000, a decrease of $9.8 million or approximately 4% from $242.5 million for the three months ended September 30, 1999. The decline in sales was caused mainly by two factors: continued softness in the mobile hydraulic cranes market and a reduced level of activity in the aerial work platforms business due to the closing of the Company's Milwaukee facility during the fourth quarter of 1999, which were partially offset by the results of the businesses acquired during 1999 (approximately $20 million). Terex Lifting's backlog was $129.1 million at September 30, 2000 and $179.5 million at September 30, 1999. The decrease in backlog is consistent with the weakness in the mobile hydraulic crane and aerial work platforms businesses and was also impacted by the divestiture of the Company's truck-mounted forklift business. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 11% parts for the three months ended September 30, 2000 compared to approximately 10% parts for the comparable 1999 period, reflecting the decrease in machine sales.

Terex  Earthmoving's  sales  were  $230.1  million  for the three  months  ended
September 30, 2000, a decrease of $14.1 million from $244.2 million for the three months ended September 30, 1999. The decrease in sales was driven primarily by the decline in the mining business, offset somewhat by businesses acquired in 1999 (approximately $49 million). Backlog was $110.6 million at September 30, 2000 compared to $204.2 million at September 30, 1999. The decrease in backlog is primarily due to the decline in the mining business and the impact of the completion of the Coal India contract. The sales mix was approximately 25% parts for the three months ended September 30, 2000 compared to 23% parts for the comparable 1999 period, reflecting the decrease in machine sales.

Net sales for Other in the three months ended September 30, 2000 represents sales from Amida and Bartell. Amida and Bartell were acquired by Terex on April 1, 1999 and September 20, 1999, respectively. In 1999, net sales consisted of sales from Amida and Bartell, subsequent to their dates of acquisition, and service revenues generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended September 30, 2000 decreased $1.8 million over the comparable 1999 period, or approximately 2%, to $86.7 million. The decrease in gross profit is a combination of a decrease in sales offset somewhat by improved gross profit percentages in both the Terex Lifting and Terex Earthmoving businesses as management continues to focus on cost controls.

Terex Lifting's gross profit increased $1.0 million to $39.2 million for the three months ended September 30, 2000, compared to $38.2 million for the three months ended September 30, 1999. The increase in gross profit was driven by the contribution of businesses acquired in 1999 and the continued performance of the utility aerial device business, offset somewhat by the overall decline in net sales for hydraulic cranes and aerial work platforms. Gross profit as a percentage of sales increased to 16.8% from 15.8% in 1999, due primarily to an increase in parts sales as a percentage of total sales, the performance of the businesses acquired in 1999 and the performance of the utility aerial device business.

Terex Earthmoving's gross profit decreased approximately 5% or $2.6 million to $45.9 million for the three months ended September 30, 2000, compared to $48.5 million for the three months ended September 30, 1999. The decrease in gross profit is due primarily to the decline in sales in the mining business and the impact of the one-time charge related to the further integration of the Company's surface mining truck and hydraulic shovel businesses, offset somewhat by the performance of the businesses acquired in 1999. The gross margin percentage remained unchanged at 19.9% in the three months ended September 30, 2000 and 1999. Excluding the one-time charge, the gross margin percentage increased to 21.3%, which reflects the impact of the higher margin businesses acquired in 1999 and a continued focus on cost controls.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased slightly to $39.3 million for the three months ended September 30, 2000 from $38.7 million for the three months ended September 30, 1999, principally reflecting the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased to 8.3% for the three months ended September 30, 2000 as compared to 7.8% for the three months ended September 30, 1999. Excluding the impact of businesses acquired in 1999, selling general and administrative expenses as a percentage of sales remained constant at 7.8% compared to the prior year.

Terex Lifting's selling, general and administrative expenses decreased to $14.2 million for the three months ended September 30, 2000 from $15.6 million for the three months ended September 30, 1999. This decrease in selling, general and administrative expenses was principally due to a continued focus on cost controls as most units reported decreases in these expenses over the previous year, offset somewhat by increased costs resulting from the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses for the quarter decreased to 6.1% compared to 6.4% in 1999. Excluding businesses acquired in 1999, selling, general and administrative expenses for the three months ended September 30, 2000 were 5.2% as a percentage of sales.

Terex Earthmoving's selling, general and administrative expenses increased to $24.3 million for the three months ended September 30, 2000, from $22.4 million for the comparable period in 1999, principally due to the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased to 10.6% for the three months ended September 30, 2000, as compared to 9.2% in the comparable 1999 period.

     Income from Operations

On a consolidated basis, the Company had income from operations of $47.4 million, or 10.0% of sales, for the three months ended September 30, 2000, compared to income from operations of $49.8 million, or 10.0% of sales, for the three months ended September 30, 1999.

Terex Lifting's income from operations of $25.0 million for the three months ended September 30, 2000 increased by $2.4 million over the three months ended September 30, 1999. The increase is the result of operating income contributed by the businesses acquired in 1999, partially offset by decreasing sales and gross margins within the Company's mobile hydraulic cranes and aerial work platforms businesses. Income from operations as a percentage of sales increased to 10.7% for the three months ended September 30, 2000, from 9.3% for the comparable 1999 period.

Terex Earthmoving's income from operations decreased by $4.5 million to $21.6 million, or 9.4% of sales, for the three months ended September 30, 2000 from $26.1 million, or 10.7% of sales, for the three months ended September 30, 1999. The decrease in income from operations and operating margins is due to the decline in sales and the one-time charge ($3.0 million) related to the Company's mining business. Excluding the one-time charge, income from operations as a percent of sales remained flat at 10.7%.

     Net Interest Expense

During the three months ended September 30, 2000, the Company's net interest expense increased $6.9 million to $24.4 million from $17.5 million for the comparable 1999 period. This increase was primarily due to higher debt levels in the three months ended September 30, 2000 versus the comparable period in 1999. The higher debt levels were incurred to fund the acquisition of Powerscreen and Cedarapids during the third quarter of 1999.

     Gain on Sale of Businesses

During the three months ended September 30, 2000, the Company recognized a $57.2 million gain on the sale of its truck-mounted forklift businesses to various subsidiaries of Partek Corporation of Finland for $144 million in cash, subject to adjustment.

     Income Taxes

During the three months ended September 30, 2000, the Company's income tax expense was $30.3 million as compared to $1.1 million for the three months ended September 30, 1999. This increase resulted from the resolution in the fourth quarter of 1999 of an IRS audit of the Company's income tax returns for the years 1987 through 1989 and the capitalization of certain deferred tax assets. As a result of the capitalization of these deferred tax assets, the Company now reports a higher effective tax rate, but still makes use of substantial net operating loss carryforwards to minimize cash paid for taxes.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the nine months ended September 30, 2000 and 1999.

                                                 Nine Months Ended
                                                     September 30,     Increase
                                              -----------------------
                                                 2000        1999     (Decrease)
                                              ----------- ----------- ----------
NET SALES
   Terex Lifting..............................$   715.2   $   746.9   $  (31.7)
   Terex Earthmoving..........................    872.6       599.5      273.1
   Other......................................     34.3        20.6       13.7
                                              ----------- ----------- ----------
     Total....................................$ 1,622.1   $ 1,367.0   $  255.1
                                              =========== =========== ==========

GROSS PROFIT
   Terex Lifting..............................$   120.9   $   119.4   $    1.5
   Terex Earthmoving..........................    162.9       112.9       50.0
   Other......................................      6.2         3.8        2.4
                                              ----------- ----------- ----------
     Total....................................$   290.0   $   236.1   $   53.9
                                              =========== =========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting..............................$    46.4   $    44.1   $    2.3
   Terex Earthmoving..........................     74.1        50.3       23.8
   Other......................................      3.6         4.4       (0.8)
                                              ----------- ----------- ----------
     Total....................................$   124.1   $    98.8   $   25.3
                                              =========== =========== ==========

INCOME FROM OPERATIONS
   Terex Lifting..............................$    74.5   $    75.3   $   (0.8)
   Terex Earthmoving..........................     88.8        62.6       26.2
   Other......................................      2.6        (0.6)       3.2
                                              ----------- ----------- ----------
     Total....................................$   165.9   $   137.3   $   28.6
                                              =========== =========== ==========

     Net Sales

Sales increased $255.1 million, or approximately 19%, to $1,622.1 million for the nine months ended September 30, 2000 over the comparable 1999 period. Excluding the impact of 1999 acquisitions, net sales were down approximately 14% from the first nine months of 1999, as acquired businesses contributed approximately $445 million in incremental net sales.

Terex Lifting's sales were $715.2 million for the nine months ended September 30, 2000, a decrease of $31.7 million from $746.9 million for the nine months ended September 30, 1999. The decline in sales was caused mainly by two factors: softness in the mobile hydraulic cranes market and a reduced level of activity in the aerial work platforms business due to the closing of the Company's Milwaukee facility, which were partially offset by the results of the businesses acquired in 1999 (approximately $87 million). The sales mix was approximately 11% parts for the nine months ended September 30, 2000 compared to approximately 9% parts for the comparable 1999 period, reflecting the decrease in machine sales.

Terex Earthmoving's sales were $872.6 million for the nine months ended September 30, 2000, an increase of $273.1 million from $599.5 million for the nine months ended September 30, 1999. The increase in sales was driven by businesses acquired in 1999 (approximately $349 million) and the performance of the construction truck business, offset somewhat by a decline in the mining business. The sales mix was approximately 20% parts for the nine months ended September 30, 2000 compared to 24% parts for the comparable 1999 period.

Net sales for Other in the nine months ended September 30, 2000 represents sales from Amida and Bartell and service revenues generated by Terex's parts distribution center for services provided to a third party through March 2000. Amida and Bartell were acquired by Terex on April 1, 1999 and September 20, 1999, respectively. In 1999, net sales consisted of sales from Amida and Bartell subsequent to their dates of acquisition and service revenues generated by Terex's parts distribution center.

     Gross Profit

Gross profit for the nine months ended September 30, 2000 increased $53.9 million over the comparable 1999 period, or approximately 23%, to $290.0 million as a result of acquisitions and improved gross profit percentages in the Terex Lifting and Terex Earthmoving businesses.

Terex Lifting's gross profit increased $1.5 million to $120.9 million for the nine months ended September 30, 2000, compared to $119.4 million for the nine months ended September 30, 1999. The increase in gross profit was due primarily to the contribution of businesses acquired in 1999 and the continued performance of the utility aerial device business, offset somewhat by the overall decline in net sales for hydraulic cranes and aerial work platforms. Gross profit as a percentage of sales increased to 16.9% from 16.0% in 1999 due primarily to the impact of the businesses acquired in 1999, an increase in part sales as a percentage of total sales and the performance of the utility aerial device business.

Terex Earthmoving's gross profit increased $50.0 million to $162.9 million for the nine months ended September 30, 2000, compared to $112.9 million for the nine months ended September 30, 1999. The increase in gross profit is due primarily to the performance of businesses acquired in 1999, offset somewhat by the decline in sales and the impact of a one-time charge related to the further integration of the Company's surface mining truck and hydraulic shovel businesses. The gross margin percentage decreased slightly to 18.7% from 18.8% in the comparable 1999 period. Excluding the one-time charge, the gross margin percentage actually increased to 19.0%.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $124.1 million for the nine months ended September 30, 2000 from $98.8 million for the nine months ended September 30, 1999, principally reflecting the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.7% for the nine months ended September 30, 2000 as compared to 7.2% for the nine months ended September 30, 1999. Excluding the impact of businesses acquired in 1999, selling, general and administrative expenses as a percentage of sales was 7.3%.

Terex Lifting's selling, general and administrative expenses increased to $46.4 million for the nine months ended September 30, 2000 from $44.1 million for the nine months ended September 30, 1999. This increase in selling, general and administrative expenses was principally due to businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses for the nine months increased to 6.5% compared to 5.9% in 1999. Excluding businesses acquired in 1999, selling, general and administrative expenses for the nine months ended September 30, 2000 actually decreased to 5.8% as a percentage of sales.

Terex Earthmoving's selling, general and administrative expenses increased $23.8 million to $74.1 million for the nine months ended September 30, 2000, from $50.3 million for the comparable period in 1999, principally due to the effect of the businesses acquired in 1999. As a percentage of sales, selling, general and administrative expenses increased slightly to 8.5% for the nine months ended September 30, 2000, from 8.4% for the comparable 1999 period.

     Income from Operations

On a consolidated basis, the income from operations of the Company increased $28.6 million to $165.9 million, or 10.2% of sales, for the nine months ended September 30, 2000, compared to income from operations of $137.3 million, or 10.0% of sales, for the nine months ended September 30, 1999.

Terex Lifting's income from operations of $74.5 million for the nine months ended September 30, 2000 decreased slightly from $75.3 million for the nine months ended September 30, 1999. The decrease is the result of decreasing sales and gross margins within the Company's mobile hydraulic cranes and aerial work platforms businesses, partially offset by approximately $13 million of operating income contributed by the businesses acquired in 1999. Income from operations as a percentage of sales was 10.4% for the nine months ended September 30, 2000, an increase from 10.1% for the comparable 1999 period.

Terex Earthmoving's income from operations increased by $26.2 million or approximately 42% to $88.8 million, or 10.2% of sales, for the nine months ended September 30, 2000 from $62.6 million, or 10.4% of sales, for the nine months ended September 30, 1999. The increase in income from operations is due primarily to the impact of the 1999 acquisitions and the performance of the Company's construction truck business, offset somewhat by the one-time charge related to the Company's mining business ($3.0 million) and a decline in the mining business.

     Net Interest Expense

During the nine months ended September 30, 2000, the Company's net interest expense increased $28.4 million to $73.6 million from $45.2 million for the comparable 1999 period. This increase was primarily due to higher debt levels in the nine months ended September 30, 2000 versus the comparable period in 1999. The higher debt levels were incurred to fund the acquisition of Powerscreen and Cedarapids during the third quarter of 1999.

     Gain on Sale of Businesses

During the nine months ended September 30, 2000, the Company recognized a $57.2 million gain on the sale of its truck-mounted forklift businesses to various subsidiaries of Partek Corporation of Finland for $144 million in cash, subject to adjustment.

     Income Taxes

During the nine months ended September 30, 2000, the Company's income tax expense was $51.9 million as compared to $2.6 million for the nine months ended September 30, 1999. This increase resulted from the resolution in the fourth quarter of 1999 of an IRS audit of the Company's income tax returns for the years 1987 through 1989 and the capitalization of certain deferred tax assets. As a result of the capitalization of these deferred tax assets, the Company now reports a higher effective tax rate, but still makes use of substantial net operating loss carryforwards to minimize cash paid for taxes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $131.7 million was provided by operating activities during the nine months ended September 30, 2000, of which approximately $73 million was generated from reductions of working capital. Net cash provided by investing activities was $131.7 million during the nine months ended September 30, 2000 and primarily represents the proceeds from the sale of the truck-mounted forklift business. Net cash used in financing activities was $132.3 million during the nine months ended September 30, 2000, which primarily represents principal repayments of the Company's long-term debt and revolving line of credit. Cash and cash equivalents totaled $260.8 million at September 30, 2000.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuances of equity, asset sales, strategic dispositions of business units, or any combination thereof. In this regard, the Company committed to generate $200 million of free cash flow by the end of 2000 from working capital reduction and operating results, which was anticipated to be used to either pay down debt or increase the liquidity of the Company. Through the nine months ended September 30, 2000, the Company paid down approximately $114 million of bank debt. During the first week of October, the Company paid down an additional $125 million of debt from the net after-tax proceeds from the sale of its truck-mounted forklift business.

The Company continually explores and conducts discussions regarding acquisitions and other strategic corporate transactions with respect to businesses with complementary products and services and in other industries. Such potential acquisitions range from transactions that are relatively small to transactions which may be significant to the Company. The purchase price for possible acquisitions may be paid with internally generated cash, through the public or private issuance of common stock (which would increase the number of shares of common stock outstanding) or other securities of the Company, through borrowings, or a combination thereof. No assurance can be given with respect to the timing, likelihood or business effect of any possible transaction, including whether the Company will be able to identify suitable acquisition candidates and whether the Company will be able to raise sufficient funds to complete potential future acquisitions.

On March 9, 2000, the Company's Board of Directors authorized the purchase of up to 2 million shares of the Company's common stock over the following 12 months from available cash. As of September 30, 2000, the Company had purchased 917 thousand shares of common stock to be held in treasury for aggregate consideration of $14.7 million.

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

CONTINGENCIES AND UNCERTAINTIES

         Euro

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are assessing the systems and business issues raised by the euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate euro-denominated transaction and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the euro currency is issued in 2002. The Company believes that the euro conversion has not and will not have a material adverse impact on its financial condition or results of operations.

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


Clark Material Handling Company ("CMHC"), the purchaser of the Company's Clark material handling business, and certain of CMHC's related entities have filed voluntary petitions for bankruptcy. In connection with the sale of the Company's Clark material handling business to CMHC in November 1996, CMHC assumed liabilities from the Company arising from product liability claims dealing with Clark material handling products manufactured prior to the date of such sale. In September 2000, the bankruptcy court granted CMHC's motion to reject its obligations to indemnify and defend the Company for such product liability claims. However, substantially all litigation involving product liability claims related to Clark material handling products has been stayed until January 15, 2001. At such time as the stay is no longer in effect, the Company will incur liability arising from certain of these product liability claims. The Company is unable at this time to determine what liabilities, it will incur as a result of CMHC's bankruptcy, or to estimate the amount of such liabilities; however, the Company does not believe that these liabilities, in the aggregate, will have a material adverse effect on the financial position of the Company.



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

 Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the British Pound, German Mark, French Franc, Irish Punt and Italian Lira. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2000, the Company had foreign currency contracts which were hedges of firm commitments totaling approximately $33 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $0.9 million at September 30, 2000.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At September 30, 2000, the Company had approximately $258 million of interest rate swaps fixing interest rates between 5.68% and 9.69%. The fair market value of these arrangements, which represents the costs to settle these contracts, was an asset of approximately $1.1 million at September 30, 2000.

At September 30, 2000, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at September 30, 2000 would have increased interest expense by approximately $3.3 million in the nine months ended September 30, 2000.

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

              (b) Reports on Form 8-K.

               - A report on Form 8-K dated July 20, 2000 was filed on July 21, 2000, announcing the signing of a definitive agreement to sell the Company's truck-mounted forklift business to subsidiaries of Partek Corporation.

               - A report on Form 8-K dated September 30, 2000 was filed on October 4, 2000, announcing the completion of the sale of the Company's truck-mounted forklift business to subsidiaries of Partek Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TEREX CORPORATION
                                                 (Registrant)


Date:  November 14, 2000                  /s/ Joseph F. Apuzzo
                                             Joseph F. Apuzzo
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date:  November 14, 2000                  /s/ Kevin M. O'Reilly
                                             Kevin M. O'Reilly
                                             Controller
                                             (Principal Accounting Officer)

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

3.3 Certificate of Amendment to Certificate of Incorporation of Terex Corporation dated September 5, 1998 (incorporated by reference to Exhibit
       3.3 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

4.4 First Supplemental Indenture, dated as of September 23, 1998, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to Exhibit 4.4 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.5 Second Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to
       Exhibit 4.5 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.6 Third Supplemental Indenture, dated as of July 29, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to
       Exhibit 4.6 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

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

4.9 First Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
       Exhibit 4.8 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.10 Second Supplemental Indenture, dated as of July 30, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
       Exhibit 4.9 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

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

10.8   Terex  Corporation  2000  Incentive  Plan  (incorporated  by reference to
       Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

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

10.24 Amendment No. 8 to Credit Agreement dated as of March 6, 1998 among Terex Corporation, certain of its subsidiaries, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.24 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.25 Tranche C Credit Agreement, dated as of July 2, 1999, as amended and restated as of August 23, 1999, among Terex Corporation, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit 10.23 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.26 Amendment No. 1 to Tranche C Credit Agreement dated as of July 2, 1999, as amended and restated as of August 23, 1999, among Terex Corporation, the lenders named therein, and Credit Suisse First Boston, as Administrative and Collateral Agent (incorporated by reference to Exhibit
       10.26 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

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

10.29 Underwriting Agreement, dated as of September 17, 1999, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
       Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on September 18, 1999).

10.30 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.31 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999 (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.32 Asset Purchase and Sale Agreement between Terex Corporation and Partek Acquisition Company, Inc., dated as of July 20, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.33 Share Purchase and Sale Agreement among Powerscreen International plc, Partek Cargotec Holding Ltd and, for purposes of Article 9 only, Moffett Engineering Limited, dated as of July 20, 2000 (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
       2000).

10.34 Share Purchase and Sale Agreement among Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and, for purposes of Article 9 only, Kooi B.V., dated as of July 20, 2000 (incorporated by reference to Exhibit 3 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
       2000).

10.35 Asset Purchase and Sale Agreement among PPM Deutschland GmbH Terex Cranes, Hiab GmbH and, for purposes of Section 2.3 only, Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and Kooi B.V., dated as of September 29, 2000 (incorporated by reference to Exhibit 4 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
       2000).

10.36 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.37 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov.*

10.38 Amended and Restated Employment and Compensation Agreement, dated as of April 1, 2000, between Terex Corporation and Ronald M. DeFeo.*

10.39 Form of Change in Control and Severance Agreement dated as of April 1, 2000 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

12.1   Calculation of Ratio of Earnings to Fixed Charges. *

27.1   Financial Data Schedule.*


*        Exhibit filed with this document.