Form 10-Q
period 2001-03-31
TEREX CORP
filed 2001-05-15
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

                                YES   X       NO
                                    ------       ------


Number of outstanding shares of common stock: 26.9 million as of May 11, 2001.


The Exhibit Index appears on page 30.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes") and $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). See Note J to the Company's March 31, 2001 Condensed Consolidated Financial Statements.

                           State or other jurisdiction of      I.R.S. employer
          Guarantor        incorporation or organization   identification number
          ---------        -----------------------------   ---------------------

 Terex Cranes, Inc.                   Delaware                      06-1513089
 PPM Cranes, Inc.                     Delaware                      39-1611683
 Koehring Cranes, Inc.                Delaware                      06-1423888
 Terex-Telelect, Inc.                 Delaware                      41-1603748
 Terex-RO Corporation                  Kansas                       44-0565380
 Terex Mining Equipment, Inc.         Delaware                      06-1503634
 Payhauler Corp.                      Illinois                      36-3195008
 The American Crane Corporation    North Carolina                   56-1570091
 O & K Orenstein & Koppel, Inc.       Delaware                      58-2084520
 Amida Industries, Inc.            South Carolina                   57-0531390
 Cedarapids, Inc.                       Iowa                        42-0332910
 Standard Havens, Inc                 Delaware                      43-0913249
 Standard Havens Products, Inc.       Delaware                      43-1435208
 BL-Pegson (USA), Inc.               Connecticut                    31-1629830
 Benford America, Inc.                Delaware                      76-0522879
 Coleman Engineering, Inc.            Tennessee                     62-0949893
 EarthKing, Inc.                      Delaware                      06-1572433
 Finlay Hydrascreen USA, Inc.        New Jersey                     22-2776883
 Powerscreen Holdings USA, Inc.       Delaware                      61-1265609
 Powerscreen International LLC        Delaware                      61-1340898
 Powerscreen North America Inc.       Delaware                      61-1340891
 Powerscreen USA, LLC                 Kentucky                      31-1515625
 Royer Industries, Inc.             Pennsylvania                    24-0708630
 Terex Bartell, Inc.                  Delaware                      34-1325948

                                                                        Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

         TEREX CORPORATION
            Condensed Consolidated Statement of Operations --
                Three months ended March 31, 2001 and 2000.....................4
            Condensed Consolidated Balance Sheet - March 31, 2001
                    and December 31, 2000......................................5
            Condensed Consolidated Statement of Cash Flows --
                Three months ended March 31, 2001 and 2000.....................6
            Notes to Condensed Consolidated Financial Statements
                    -- March 31, 2001..........................................7

         PPM CRANES, INC.
            Condensed Consolidated Statement of Operations --
                Three months ended March 31, 2001 and 2000....................17
            Condensed Consolidated Balance Sheet - March 31, 2001
                    and December 31, 2000.....................................18
            Condensed Consolidated Statement of Cash Flows --
                Three months ended March 31, 2001 and 2000....................19
            Notes to Condensed Consolidated Financial Statements
                    -- March 31, 2001.........................................20

 Item 2  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................22

 Item 3  Quantitative and Qualitative Disclosures About Market Risk...........26

                                                                        Page No.

PART II    OTHER INFORMATION

 Item 1  Legal Proceedings....................................................27
 Item 2  Changes in Securities and Use of Proceeds............................27
 Item 3  Defaults Upon Senior Securities......................................27
 Item 4  Submission of Matters to a Vote of Security Holders..................27
 Item 5  Other Information....................................................27
 Item 6  Exhibits and Reports on Form 8-K.....................................28

SIGNATURES....................................................................29
----------
EXHIBIT INDEX.................................................................30
-------------

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                           For the Three Months
                                                             Ended March 31,
                                                           ---------------------
                                                             2001        2000
                                                           ---------- ----------

Net sales..................................................$ 477.4    $  553.5
Cost of goods sold.........................................  398.8       456.8
                                                           ---------- ----------

     Gross profit..........................................   78.6        96.7
Selling, general and administrative expenses...............   40.6        41.7
                                                           ---------- ----------

     Income from operations................................   38.0        55.0

Other income (expense):
     Interest income.......................................    2.0         1.1
     Interest expense......................................  (21.0)      (26.0)
     Other income (expense) - net..........................   (0.8)       (0.6)
                                                           ---------- ----------

     Income before income taxes and extraordinary items....   18.2        29.5
Provision for income taxes.................................   (5.8)       (9.4)
                                                           ---------- ----------

     Income before extraordinary items.....................   12.4        20.1
Extraordinary loss on retirement of debt...................   (2.3)      ---
                                                           ---------- ----------

     Net income............................................$  10.1    $   20.1
                                                           ========== ==========



Earnings per common share- Basic:
       Income before extraordinary items...................$   0.46    $   0.73
       Extraordinary loss on retirement of debt............  ( 0.09)     ---
                                                           ---------- ----------
         Net income........................................$   0.37    $   0.73
                                                           ========== ==========
    Diluted:
       Income before extraordinary items...................$   0.45    $   0.71
       Extraordinary loss on retirement of debt............   (0.08)     ---
                                                           ---------- ----------
         Net income........................................$   0.37    $   0.71
                                                           ========== ==========

Weighted average number shares outstanding in per share calculation:
        Basic...............................................  26.8        27.5
        Diluted.............................................  27.4        28.4



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                                  (in millions)


                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------  ------------
Assets
Current assets
     Cash and cash equivalents.......................... $  236.3    $  181.4
     Trade receivables (net of allowance of $7.8 at
       March 31, 2001 and $6.3 at December 31, 2000)....    371.0       360.2
     Inventories........................................    622.0       598.1
     Deferred taxes.....................................     51.0        51.0
     Other current assets...............................     51.2        51.7
                                                         ---------   ----------
         Total current assets...........................  1,331.5     1,242.4
Long-term assets
     Property, plant and equipment - net................    147.4       153.9
     Goodwill...........................................    479.9       491.4
     Deferred taxes.....................................     17.4        21.2
     Other assets.......................................     90.4        74.8
                                                         ---------   ----------

Total assets............................................ $2,066.6    $1,983.7
                                                         =========   ==========

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable and current portion of
        long-term debt.................................. $   23.8    $   20.5
     Trade accounts payable.............................    328.5       311.2
     Accrued compensation and benefits..................     29.1        25.9
     Accrued warranties and product liability...........     67.3        65.2
     Other current liabilities..........................    142.0       152.8
                                                         ---------   ----------
         Total current liabilities......................    590.7       575.6
Non-current liabilities
     Long-term debt, less current portion...............    982.4       882.0
     Other..............................................     72.2        74.6

Commitments and contingencies

Stockholders' equity
     Equity rights......................................      0.7         0.7
     Common stock, $.01 par value - authorized
        150.0 shares; issued 27.9.......................      0.3         0.3
     Additional paid-in capital.........................    358.9       358.9
     Retained earnings..................................    197.2       187.1
     Accumulated other comprehensive income.............   (118.8)      (78.5)
     Less cost of shares of common stock
        in treasury (1.1 shares)........................    (17.0)      (17.0)
                                                         ---------   ----------
         Total stockholders' equity.....................    421.3       451.5
                                                         ---------   ----------

Total liabilities and stockholders' equity.............. $2,066.6    $1,983.7
                                                         =========   ==========


   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   ---------------------------
                                                                                        2001         2000
                                                                                   ---------------------------
 Operating Activities
    Net income....................................................................  $      10.1    $     20.1
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
         Depreciation.............................................................          5.6           5.8
         Amortization.............................................................          4.2           5.4
         Extraordinary loss on retirement of debt.................................          2.3         ---
         Gain on sale of fixed assets.............................................         (0.1)         (0.2)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................        (15.9)          9.3
           Inventories............................................................        (33.8)         24.0
           Trade accounts payable.................................................         18.6          21.3
           Other, net.............................................................        (16.6)        (15.2)
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................        (25.6)         70.5
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (7.7)         (0.3)
    Capital expenditures..........................................................         (3.6)         (5.4)
    Proceeds from sale of assets..................................................          0.8           7.7
                                                                                    -------------- -------------
              Net cash provided by (used in) investing activities.................        (10.5)          2.0
                                                                                    -------------- -------------


 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs...............        287.9         ---
    Principal repayments of long-term debt........................................       (194.2)         (2.5)
    Net repayments under revolving line of credit agreements......................         (0.5)        (15.3)
    Purchase of common stock held in treasury.....................................        ---            (1.1)
    Other.........................................................................         (0.6)        ---
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................         92.6         (18.9)
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         (1.6)         (0.7)
                                                                                    -------------- -------------


 Net Increase in Cash and Cash Equivalents........................................         54.9          52.9

 Cash and Cash Equivalents at Beginning of Period.................................        181.4         133.3
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     236.3    $    186.2
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (unaudited)
                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Cash and cash equivalents at March 31, 2001 and December 31, 2000 include $8.1 and $11.7, respectively, which was not immediately available for use.

NOTE B -- ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively "SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes.

The Company operates internationally, with manufacturing and sales facilitates in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and interest rate exposures, primarily related to forecasted transactions. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and inter-company forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound, German Mark, French Franc, Irish Punt, Italian Lira and Australian Dollar. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations.

The Company uses interest rates swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The effective portion of unrealized gains and losses associated with interest rates swaps and the intrinsic value of swaps are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations.

During the quarter ended March 31, 2001, ineffectiveness related to cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next eighteen months. The Company expects $1.4 reported in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months.

During the quarter ended March 31, 2001, accumulated other comprehensive income decreased by $3.0, net of income taxes, which was all due to hedging transactions; there were no amounts reclassified to the consolidated statement of operations.

For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE C -- DEBT ISSUANCE

On March 29, 2001, the Company issued and sold $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased the availability under its revolving bank credit facilities maturing March 2004 from $125 to $300. The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

NOTE D -- INVENTORIES

Inventories consist of the following:

                                                  March 31,      December 31,
                                                     2001            2000
                                               ---------------  ---------------
Finished equipment............................  $      200.8    $      215.1
Replacement parts.............................         170.7           161.9
Work-in-process...............................          79.4            63.9
Raw materials and supplies....................         171.1           157.2
                                                --------------  ---------------
Inventories...................................  $      622.0    $      598.1
                                                ==============  ===============

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consists of the following:

                                                       March 31,    December 31,
                                                         2001          2000
                                                    -------------- -------------
Property...........................................  $      23.1   $      20.8
Plant..............................................         88.8          87.9
Equipment..........................................        110.1         118.6
                                                     ------------- -------------
                                                           222.0         227.3
Less:  Accumulated depreciation....................        (74.6)        (73.4)
                                                     ------------- -------------
Net property, plant and equipment..................  $     147.4   $     153.9
                                                     ============= =============


NOTE F -- EARNINGS PER SHARE

                                                                Three Months Ended March 31,
                                                            (in millions, except per share data)
                                           -------------------------------------------------------------------------
                                                           2001                                2000
                                           -------------------------------------------------------------------------
                                                                    Per-Share                            Per-Share
                                              Income      Shares      Amount      Income      Shares      Amount
                                            ---------- ----------- ----------- ----------- ----------- ------------

  Basic earnings per share
     Income before extraordinary items......$  12.4        26.8    $     0.46  $    20.1        27.5    $    0.73

  Effect of dilutive securities
     Warrants...............................   ---          ---                    ---           0.1
     Stock Options..........................   ---           0.5                   ---           0.6
     Equity Rights..........................   ---           0.1                   ---           0.2

                                            ---------- -----------             ----------- -----------

  Income before extraordinary items
     - diluted..............................$  12.4        27.4    $     0.45  $    20.1        28.4    $    0.71
                                            ========== =========== =========== =========== ============ ===========


Options to purchase 540 thousand and 526 thousand shares of common stock were outstanding during the three months ended March 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of options was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

NOTE G -- STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, deferred gains and losses resulting from derivative hedging transactions and minimum pension liability adjustments. For the three months ended March 31, 2001 and March 31, 2000, total non-shareowner changes in equity were as follows.

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------  -----------
      Net income........................................  $  10.1   $    20.1
      Other comprehensive income:
           Translation adjustment.......................    (38.2)      (15.5)
           Pension liability adjustment.................    ---         ---
           Derivative hedging adjustment................     (2.1)      ---
                                                         ---------  -----------
      Comprehensive income..............................  $ (30.2)  $     4.6
                                                         =========  ===========

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.0 shares of the Company's outstanding common stock. As of March 31, 2001, the Company had acquired 1.3 shares at a total cost of $20.2. During the fourth quarter of 2000, the Company reissued from Treasury 0.2 shares of its common stock as partial payment for an acquired company. As of March 31, 2001, the Company held 1.1 shares of its common stock in Treasury.


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

The Company is party to an action commenced in the United States District Court for the District of Delaware by End of Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans (collectively, the "Plaintiffs") against the Company and certain former officers and directors of Fruehauf and Terex (collectively, the "Defendants"). The Plaintiffs allege, in essence, that the Defendants breached fiduciary duties owed to Fruehauf and made certain misrepresentations in connection with certain accounting matters arising from the Company's 1989 acquisition of Fruehauf and the 1991 initial public offering of Fruehauf stock, and that the Defendants were unjustly enriched thereby. Plaintiffs also allege that certain pension investments made on behalf of the Fruehauf pension plans violated ERISA. The action is currently in the early stages of discovery. The Company believes that it has meritorious defenses and that the outcome of the case will not have a material adverse effect on the Company's operations.


NOTE I -- BUSINESS SEGMENT INFORMATION

The Company operates primarily in two industry segments: Terex Lifting and Terex Earthmoving. Included in Other are the results of Amida Industries, Inc., Terex Bartell, Ltd. and Terex Bartell Inc., as well as the results of Coleman Engineering, Inc. since October 23, 2000, its date of acquisition, as well as general and corporate items for the three months ended March 31, 2001 and 2000. Industry segment information is presented below:

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                          2001           2000
                                                       ------------ ------------
Sales
  Terex Lifting......................................  $   192.2    $  223.7
  Terex Earthmoving..................................      271.0       316.2
  Other..............................................       14.2        13.6
                                                       ------------ ------------
    Total............................................  $   477.4    $  553.5
                                                       ============ ============

Income (Loss) from Operations
  Terex Lifting......................................  $    15.2    $   22.5
  Terex Earthmoving..................................       22.9        31.4
  Other..............................................       (0.1)        1.1
                                                       ------------ ------------
    Total............................................  $    38.0    $   55.0
                                                       ============ ============

NOTE J -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company issued and sold the 10-3/8% Notes. On March 31, 1998 and March 9, 1999, the Company issued and sold $150 aggregate principal amount and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and 8-7/8% Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Mining Equipment, Inc., Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson (USA), Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA, Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc. and Terex Bartell, Inc. The 10-3/8% Notes and the 8-7/8% Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

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

PPM Cranes, Inc. consists of the operations of PPM Cranes, Inc. Its subsidiary is reported on the equity basis.

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 10-3/8% Notes and the 8-7/8% Notes.

Debt and Goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      48.2   $     193.2   $     12.3    $    223.7    $    ---      $     477.4
   Cost of goods sold...................        46.7         164.0         10.9         177.2         ---            398.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.5          29.2          1.4          46.5         ---             78.6
   Selling, general & administrative             5.2          10.7          2.2          22.5         ---             40.6
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (3.7)         18.5         (0.8)         24.0         ---             38.0
  Interest income.......................         1.5           0.1        ---             0.4         ---              2.0
  Interest expense......................        (4.2)         (2.9)        (1.6)        (12.3)        ---            (21.0)
  Gain on sale of businesses............       ---           ---          ---           ---           ---            ---
  Income (loss) from equity investees...        21.6         ---          ---            (0.1)        (21.5)         ---
  Other income (expense) - net..........         0.5          (0.2)       ---            (1.1)        ---             (0.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations        15.7          15.5         (2.4)         10.9         (21.5)          18.2
  before income taxes and extraordinary
  items.................................
  Provision for income taxes............        (4.6)        ---          ---            (1.2)        ---             (5.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations       11.1          15.5         (2.4)          9.7         (21.5)          12.4
  before extraordinary items............
Extraordinary loss on retirement of debt        (1.0)         (0.6)       ---            (0.7)        ---             (2.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      10.1   $      14.9   $     (2.4)   $      9.0    $    (21.5)   $      10.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      93.7   $     171.2   $     11.9    $    312.2    $    (35.5)   $     553.5
   Cost of goods sold...................        81.3         144.3         10.6         256.9         (36.3)         456.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        12.4          26.9          1.3          55.3           0.8           96.7
   Selling, general & administrative             5.3           9.4          1.4          25.6         ---             41.7
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         7.1          17.5         (0.1)         29.7           0.8           55.0
  Interest income.......................         0.6           0.1        ---             0.4         ---              1.1
  Interest expense......................        (6.1)         (4.9)        (1.3)        (13.7)        ---            (26.0)
  Income (loss) from equity investees...        25.5          (0.1)       ---            (2.7)        (22.7)         ---
  Other income (expense) - net..........         1.0          (0.5)       ---            (1.1)        ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations        28.1          12.1         (1.4)         12.6         (21.9)          29.5
  before income taxes and extraordinary
  items.................................
  Provision for income taxes............        (8.0)         (0.1)       ---            (1.3)        ---             (9.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations       20.1          12.0         (1.4)         11.3         (21.9)          20.1
  before extraordinary items............
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      20.1   $      12.0         (1.4)         11.3         (21.9)   $      20.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2001
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------ -------------- --------------
Assets
   Current assets
     Cash and cash equivalents..........   $    162.1    $      0.5    $     0.2     $      73.5   $    ---      $     236.3
     Trade receivables..................         14.2         120.7          7.3           228.8        ---            371.0
     Intercompany receivables...........         37.1          29.9         16.0            79.2       (162.2)         ---
     Inventories........................         80.2         201.9         17.5           329.4         (7.0)         622.0
     Current deferred tax assets........         50.5           0.5        ---             ---          ---             51.0
     Other current assets...............          7.7           2.1          1.0            40.4        ---             51.2
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        351.8         355.6         42.0           751.3       (169.2)       1,331.5
   Long-term assets
     Property, plant and equipment - net          9.2          47.0          0.5            90.7        ---            147.4
     Investment in and advances to
       (from) subsidiaries..............        362.4        (142.8)        (1.1)         (141.7)       (76.8)         ---
     Deferred taxes.....................         17.4         ---          ---             ---          ---             17.4
     Goodwill...........................          7.0         173.4         11.6           287.9        ---            479.9
     Other assets.......................         21.4          40.7          0.7            27.6        ---             90.4
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    769.2    $    473.9    $    53.7     $   1,015.8   $   (246.0)   $   2,066.6
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      0.6    $      0.2    $     0.5     $      22.5   $    ---      $      23.8
     Trade accounts payable.............         30.1          83.8          9.8           204.8        ---            328.5
     Intercompany payables..............          3.6          45.6         11.1           101.9       (162.2)         ---
     Accruals and other current
       liabilities......................         70.4          39.1          8.0           120.9        ---            238.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        104.7         168.7         29.4           450.1       (162.2)         590.7
   Non-current liabilities
     Long-term debt, less current portion       228.4         173.7         62.6           517.7        ---            982.4
     Other..............................         14.8          15.6          0.7            41.1        ---             72.2
   Stockholders' equity (deficit).......        421.3         115.9        (39.0)            6.9        (83.8)         421.3
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    769.2    $    473.9    $    53.7     $   1,015.8   $   (246.0)   $   2,066.6
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     108.7   $       0.3   $      0.1    $     72.3    $    ---      $     181.4
     Trade receivables..................        22.2          70.7          8.7         258.6         ---            360.2
     Intercompany receivables...........        36.4          28.9         17.5          60.7        (143.5)         ---
     Inventories........................        75.2         157.0         16.3         360.4         (10.8)         598.1
     Current deferred tax assets........        51.0         ---          ---           ---           ---             51.0
     Other current assets...............         4.5           1.6          0.3          45.3         ---             51.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       298.0         258.5         42.9         797.3        (154.3)       1,242.4
   Long-term assets
     Property, plant and equipment - net        12.7          40.7          0.6          99.9         ---            153.9
     Investment   in  and   advances   to
       (from)   subsidiaries............       346.1        (117.6)        (1.5)       (137.3)        (89.7)         ---
     Deferred taxes.....................        21.2         ---          ---           ---           ---             21.2
     Goodwill...........................        11.1         168.1         11.9         300.3         ---            491.4
     Other assets.......................         8.1          35.2          0.7          30.8         ---             74.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     697.2   $     384.9   $     54.6    $  1,091.0    $   (244.0)   $   1,983.7
                                         ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.8   $     ---     $      0.5    $     19.2    $    ---      $      20.5
     Trade accounts payable.............        32.7          57.0         10.2         211.3         ---            311.2
     Intercompany payables..............         3.8          15.2          9.3         115.2        (143.5)         ---
     Accruals and other current
       liabilities......................        74.8          35.7          7.4         126.0         ---            243.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       112.1         107.9         27.4         471.7        (143.5)         575.6
   Non-current liabilities
     Long-term debt, less current portion      117.0         163.9         62.6         538.5         ---            882.0
     Other..............................        16.6          12.1          1.2          44.7         ---             74.6
   Stockholders' equity (deficit).......       451.5         101.0        (36.6)         36.1        (100.5)         451.5
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $     697.2   $     384.9   $     54.6    $  1,091.0    $   (244.0)   $   1,983.7
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- --------------
Net cash provided by (used in)
 operating activities.................   $    (28.3)   $    (20.1)   $     0.1     $     22.7    $    ---      $     (25.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................         (2.6)        ---          ---             (5.1)        ---             (7.7)
   Capital expenditures.................         (0.8)         (1.2)       ---             (1.6)        ---             (3.6)
   Proceeds from sale of excess assets..        ---           ---          ---              0.8         ---              0.8
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............         (3.4)         (1.2)       ---             (5.9)        ---            (10.5)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        123.8          74.9        ---             89.2         ---            287.9
   Principal repayments of long-term debt       (38.5)        (53.4)       ---           (102.3)        ---           (194.2)
   Net repayments under revolving line
     of credit agreements...............        ---           ---          ---             (0.5)        ---             (0.5)
   Other................................         (0.2)        ---          ---             (0.4)        ---             (0.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         85.1          21.5        ---            (14.0)        ---             92.6
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and            ---           ---          ---             (1.6)                        (1.6)
   cash equivalents.....................                                                                ---
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash         53.4           0.2          0.1            1.2                         54.9
   equivalents..........................                                                                ---
Cash and cash equivalents, beginning of
   period...............................        108.7           0.3          0.1           72.3         ---            181.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    162.1    $      0.5    $     0.2     $     73.5    $    ---      $     236.3
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -------------- --------------
Net cash provided by (used in)
   operating activities.................   $     85.9    $     (4.3)   $     0.1     $    (11.2)   $    ---      $      70.5
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................        ---            (0.1)       ---             (0.2)        ---             (0.3)
   Capital expenditures.................         (0.9)         (1.6)       ---             (2.9)        ---             (5.4)
   Proceeds from sale of assets.........        ---             6.6        ---              1.1         ---              7.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (0.9)          4.9        ---             (2.0)        ---              2.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Principal repayments of long-term debt        (2.5)        ---          ---            ---           ---             (2.5)
   Net incremental borrowings
     (repayments)          under
     revolving line of credit agreements        ---           ---          ---            (15.3)        ---            (15.3)
   Purchase of common stock held in
     treasury...........................         (1.1)        ---          ---            ---           ---             (1.1)
   Other................................        ---           ---          ---            ---           ---            ---
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         (3.6)        ---          ---            (15.3)        ---            (18.9)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (0.7)        ---             (0.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         81.4           0.6          0.1          (29.2)        ---             52.9
Cash and cash equivalents, beginning of
   period...............................         64.3           1.7          0.1           67.2         ---            133.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    145.7    $      2.3    $     0.2     $     38.0    $    ---      $     186.2
                                           ============= ============= ============= ============= ============= =============

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                  (in millions)




                                                     For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2001          2000
                                                     ------------- -------------

Net sales............................................$     12.3    $     11.9
Cost of goods sold...................................      10.9          10.6
                                                     ------------- -------------

     Gross profit....................................       1.4           1.3

Selling, general and administrative expenses.........       2.2           1.4
                                                     ------------- -------------

     Income from operations..........................      (0.8)         (0.1)

Other income (expense):
     Interest expense................................      (1.6)         (1.3)
     Amortization of debt issuance costs.............     ---           ---
                                                     ------------- -------------

Loss before income taxes.............................      (2.4)         (1.4)
Provision for income taxes...........................     ---           ---
                                                     ------------- -------------

Net loss.............................................$     (2.4)   $     (1.4)
                                                     ============= =============



   The accompanying notes are an integral part of these financial statements.


                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                       (in millions, except share amounts)

                                                                           March 31,       December 31,
                                                                             2001              2000
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.2    $         0.1
   Trade accounts receivables (net of allowance of $0.7 at March 31,
     2001 and $0.6 at December 31, 2000)...............................            7.3              8.7
   Inventories.........................................................           17.5             16.3
   Due from affiliates.................................................           16.0             17.5
   Other current assets ...............................................            1.0              0.3
                                                                         ---------------- -----------------
     Total current assets..............................................           42.0             42.9
Long-term assets:
   Property, plant and equipment - net.................................            0.5              0.6
   Goodwill............................................................           11.6             11.9
   Other assets........................................................            0.7              0.7
                                                                         ---------------- -----------------

Total assets...........................................................  $        54.8    $        56.1
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $         9.8    $        10.2
   Accrued warranties and product liability............................            5.7              5.5
   Accrued expenses....................................................            2.3              1.9
   Due to affiliates...................................................           11.1              9.3
   Due to Terex Corporation............................................            1.1              1.7
   Current portion of long-term debt...................................            0.5              0.5
                                                                         ---------------- -----------------
     Total current liabilities.........................................           30.5             29.1
                                                                         ---------------- -----------------

Non-current liabilities:
   Long-term debt, less current portion................................           62.6             62.6
   Other...............................................................            0.7              1.0
                                                                         ---------------- -----------------
     Total non-current liabilities.....................................           63.3             63.6
                                                                         ---------------- -----------------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (39.0)           (36.6)
   Accumulated other comprehensive income..............................          ---              ---
                                                                         ---------------- -----------------
      Total shareholders' deficit......................................          (39.0)           (36.6)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        54.8    $        56.1
                                                                         ================ =================


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)



                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                 --------------------------
                                                                                     2001         2000
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (2.4)   $     (1.4)
   Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation and amortization............................................        0.4           0.3
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................        1.4           5.1
         Inventories............................................................       (1.2)         (4.7)
         Trade accounts payable.................................................       (0.4)          2.0
         Net amounts due to affiliates..........................................        2.7          (1.8)
         Other, net.............................................................       (0.4)          0.6
                                                                                 ------------- --------------
           Net cash provided by operating activities............................        0.1           0.1

INVESTING ACTIVITIES
     Net cash used in investing activities......................................      ---           ---

FINANCING ACTIVITIES
     Net cash used in financing activities......................................      ---           ---

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---           ---
                                                                                 ------------- --------------
                                                                                        0.1           0.1
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.1           0.1
                                                                                 ------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.2    $      0.2
                                                                                 ============= ==============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (unaudited)
                     (in millions unless otherwise denoted)


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, PPM Far East Pte. Ltd. All material intercompany transactions and profits have been eliminated.


NOTE 2 -- Inventories

Inventories consist of the following:

                                                March 31,       December 31,
                                                  2001             2000
                                             ---------------- ----------------
Finished equipment.........................  $         6.2    $         4.4
Replacement parts..........................            5.9              6.2
Work in process............................            1.5              0.7
Raw materials and supplies.................            3.9              5.0
                                             ---------------- -----------------
                                             $        17.5    $        16.3
                                             ================ =================

note 3 -- Property, Plant and Equipment

Net property, plant and equipment consists of the following:
                                                 March 31,       December 31,
                                                   2001              2000
                                             ----------------- ---------------
Property, plant and equipment..............  $         0.8     $        0.8
Less:  Accumulated depreciation............           (0.3)            (0.2)
                                             ----------------- ---------------
Net property, plant and equipment..........  $         0.5     $        0.6
                                             ================= ===============

NOTE 4 - COMMITMENTS AND Contingencies

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

On March 29, 2001, Terex Corporation issued and sold $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). On March 31, 1998 and March 9, 1999, Terex Corporation issued and sold $150 aggregate principal amount and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and the 8-7/8% Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 and 2000, the Company had transactions with various unconsolidated affiliates as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                      2001           2000
                                                   ------------  --------------

         Product sales and service revenues         $   ---       $      0.3
         Management fee expense                     $     0.3     $      0.3
         Interest expense                           $     1.4     $      1.3

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company operates primarily in two industry segments: Terex Lifting and Terex Earthmoving. The 2001 results for Terex Earthmoving include the operations of Jaques International and its affiliates (collectively the "Jaques Group") and Fermec Manufacturing Limited ("Fermec") since January 24, 2001 and December 28, 2000, their respective dates of acquisition. The 2000 results for Terex Lifting include the operations of Moffett Engineering Limited and the Company's Princeton/Kooi division (collectively the "Truck-mounted Forklift Business") which were sold on September 30, 2000. Included in Other are the results of the operations of Amida Industries, Inc. ("Amida"), Terex Bartell, Ltd. and Terex Bartell, Inc. (collectively "Bartell") as well as Coleman Engineering, Inc. ("Coleman"), since October 23, 2000, its date of acquisition, as well as general and corporate items for the three months ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended March 31, 2001 and 2000.

                                                         Three Months Ended
                                                              March 31,            Increase
                                                     ---------------------------
                                                         2001          2000       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Lifting.....................................$    192.2    $    223.7    $     (31.5)
   Terex Earthmoving.................................     271.0         316.2          (45.2)
   Other.............................................      14.2          13.6            0.6
                                                     ------------- ------------- --------------
     Total...........................................$    477.4    $    553.5    $     (76.1)
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Lifting.....................................$     29.0    $     38.6    $      (9.6)
   Terex Earthmoving.................................      47.2          55.6           (8.4)
   Other.............................................       2.4           2.5           (0.1)
                                                     ------------- ------------- --------------
     Total...........................................$     78.6    $     96.7    $     (18.1)
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Lifting.....................................$     13.8    $     16.1    $      (2.3)
   Terex Earthmoving.................................      24.3          24.2            0.1
   Other.............................................       2.5           1.4            1.1
                                                     ------------- ------------- --------------
     Total...........................................$     40.6    $     41.7    $      (1.1)
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Lifting.....................................$     15.2    $     22.5    $      (7.3)
   Terex Earthmoving.................................      22.9          31.4           (8.5)
   Other.............................................      (0.1)          1.1           (1.2)
                                                     ------------- ------------- --------------
     Total...........................................$     38.0    $     55.0    $     (17.0)
                                                     ============= ============= ==============


     Net Sales

Sales decreased $76.1 million, or approximately 14%, to $477.4 million for the three months ended March 31, 2001 over the comparable 2000 period. The net impact of acquisitions and divestitures were minimal on the comparison as the first quarter of 2001 included approximately $30 million of sales related to businesses acquired since the first quarter of 2000 and the three months ended March 31, 2000 included approximately $26 million of sales related to the Truck-mounted Forklift Business which was divested in September 2000.

Terex Lifting's sales were $192.2 million for the three months ended March 31, 2001, a decrease of $31.5 million or approximately 14% from $223.7 million for the three months ended March 31, 2000. Excluding sales of the Truck-mounted Forklift Business in the first quarter of 2000, net sales in the first quarter of 2001 were down approximately 3% from the first quarter of 2000. The decline in sales was due largely to weaker performance in the material handler business and the aerial work platform business. Terex Lifting's backlog was $112.8 million at March 31, 2001 and $181.8 million at March 31, 2000. The decrease in backlog is consistent with the weak performance in the material handler and aerial work platform businesses and was also impacted by the divestiture of the Truck-mounted Forklift Business. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 13% parts for the three months ended March 31, 2001 and 2000.

Terex Earthmoving's sales were $271.0 million for the three months ended March 31, 2001, a decrease of $45.2 million from $316.2 million for the three months ended March 31, 2000. Excluding the impact of acquired businesses, sales decreased approximately $75 million, which was due primarily to the decline in the mining and in the articulated and rigid truck businesses. Backlog was $71.4 million at March 31, 2001 compared to $209.5 million at March 31, 2000. The decrease in backlog is primarily due to the decline in the mining and the articulated and rigid truck businesses and improvements in delivery performance and lead-times within the Company's crushing and screening business. The sales mix was approximately 22% parts for the three months ended March 31, 2001 compared to 19% parts for the comparable 2000 period, reflecting the decrease in machine sales.

Net sales for Other in the three months ended March 31, 2001 consists of sales from Amida, Bartell and Coleman. In 2000, net sales for Other consisted of sales from Amida and Bartell and service revenues generated by Terex's parts distribution center for services provided to a third party.

     Gross Profit

Gross profit for the three months ended March 31, 2001 decreased $18.1 million versus the comparable 2000 period, or approximately 19%, to $78.6 million. The decrease in gross profit is a combination of a decrease in sales compounded by lower gross profit percentages in both the Terex Lifting and Terex Earthmoving businesses.

Terex Lifting's gross profit decreased $9.6 million to $29.0 million for the three months ended March 31, 2001, compared to $38.6 million for the three months ended March 31, 2000. Excluding the results of the Truck-mounted Forklift Business in the first quarter of 2000, gross profit in the first quarter of 2001 decreased $3.1 million from the first quarter of 2000. The decrease in gross profit was a result primarily of weak performance in the material handler business and the aerial work platform business. Gross profit as a percentage of sales decreased to 15.1% from 16.3% in 2000, excluding the results of the Truck-mounted Forklift Business. This decrease was due primarily to the sale of used equipment at reduced margins in Europe.

Terex Earthmoving's gross profit decreased approximately 15% or $8.4 million to $47.2 million for the three months ended March 31, 2001, compared to $55.6 million for the three months ended March 31, 2000. The decrease in gross profit is due primarily to the decline in sales in the mining and in the articulated and rigid truck businesses. The gross margin percentage remained relatively flat at 17.4% in the three months ended March 31, 2001 as compared to 17.6% in 2000. Excluding the impact of acquired businesses, gross margin percentage increased to 18.0% in the three months ended March 31, 2001 over the comparable 2000 period.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $40.6 million for the three months ended March 31, 2001 from $41.7 million for the three months ended March 31, 2000, principally reflecting the effect of the divestiture of the Truck-mounted Forklift Business and continued cost control within Terex Lifting and Terex Earthmoving businesses, offset somewhat by the businesses acquired in late 2000 and early 2001 and the Company's investments in its new EarthKing subsidiary, an independent e-commerce company that provides new tools for equipment owners and operators to maximize their return on investment. As a percentage of sales, selling, general and administrative expenses increased to 8.5% for the three months ended March 31, 2001 as compared to 7.5% for the three months ended March 31, 2000, as a result of decreased sales.

Terex Lifting's selling, general and administrative expenses decreased to $13.8 million for the three months ended March 31, 2001 from $16.1 million for the three months ended March 31, 2000. This decrease in selling, general and administrative expenses was principally due to the sale of the Truck-mounted Forklift Business. As a percentage of sales, selling, general and administrative expenses for the quarter remained unchanged at 7.2% in the three months ending March 31, 2001 and 2000.

Terex Earthmoving's selling, general and administrative expenses increased slightly to $24.3 million for the three months ended March 31, 2001, from $24.2 million for the comparable period in 2000, principally due to the impact of the businesses acquired in late 2000 and early 2001 offsetting cost reductions at other business units. Absent acquired businesses, selling, general and administrative expenses would have been lower by approximately 10%. As a percentage of sales, selling, general and administrative expenses increased to 9.0% for the three months ended March 31, 2001, as compared to 7.7% in the comparable 2000 period, principally due to the lower sales volume.

Selling, general and administrative expenses for Other increased $1.1 million to $2.5 million in the three months ended March 31, 2001 from $1.4 million in the comparable 2000 period. The increase in 2001 primarily reflects the Company's investments in its new EarthKing subsidiary.

     Income from Operations

On a consolidated basis, the Company had income from operations of $38.0 million, or 8.0% of sales, for the three months ended March 31, 2001, compared to income from operations of $55.0 million, or 9.9% of sales, for the three months ended March 31, 2000.

Terex Lifting's income from operations of $15.2 million for the three months ended March 31, 2001 decreased by $7.3 million versus the three months ended March 31, 2000. The decrease was due to the impact on operating income of the divestiture of the Truck-mounted Forklift Business, as well as weak performance in the material handler business and the aerial work platform business. Income from operations as a percentage of sales decreased to 7.9% for the three months ended March 31, 2001, from 10.1% (9.4% excluding the Truck-mounted Forklift Business) for the comparable 2000 period.

Terex Earthmoving's income from operations decreased by $8.5 million to $22.9 million, or 8.5% of sales, for the three months ended March 31, 2001 from $31.4 million, or 9.9% of sales, for the three months ended March 31, 2000. The decrease in income from operations and operating margins is primarily due to the decline in sales. Excluding the businesses acquired in late 2000 and early 2001, operating margin was 8.9% for the three months ended March 31, 2001.

Income from operations for Other decreased $1.2 million to a loss of $0.1 million in the three months ended March 31, 2001 from income of $1.1 million in the comparable 2000 period. The decrease in the three months ended March 31, 2001 primarily reflects the Company's investments in its new EarthKing subsidiary.

     Net Interest Expense

During the three months ended March 31, 2001, the Company's net interest expense decreased $5.9 million to $19.0 million from $24.9 million for the comparable 2000 period. This decrease was primarily due to lower debt levels and lower interest rates in the three months ended March 31, 2001 versus the comparable period in 2000.

     Extraordinary Items

During the three months ended March 31, 2001, the Company recorded a charge of $2.3 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $25.6 million was used in operating activities during the three months ended March 31, 2001. Approximately $31 million was invested in working capital, primarily in the tower crane and crushing and screening businesses. Net cash used in investing activities was $10.5 million during the three months ended March 31, 2001 and primarily represents the acquisition of the Jaques Group and capital expenditures. Net cash provided by financing activities was $92.6 million during the three months ended March 31, 2001, which primarily represents the net proceeds from the issuance of $300 million aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), net of approximately $194 million of principal repayments of the Company's long-term debt. Cash and cash equivalents totaled $236.3 million at March 31, 2001.

Including the January 2001 acquisition of the Jaques Group and the 2000 acquisitions of Fermec and Coleman, since the beginning of 1995 Terex has invested approximately $1 billion to strengthen and expand its core businesses through more than 20 strategic acquisitions. Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. The Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's core operations and offer cost reduction opportunities, distribution and purchasing synergies and product diversification.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements including semi-annual interest payments on the 10-3/8% Notes and on its 8-7/8% senior subordinated notes and monthly interest payments on the Company's bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements.

The Company continues to explore ways to improve its liquidity and capital structure. In this regard, on March 29, 2001, the Company issued the 10-3/8% Notes in the principal amount of $300 million. Additionally, on March 29, 2001, the Company increased the availability under its revolving bank credit facilities maturing March 2004 from $125 million to $300 million and amended its existing bank credit agreements to provide the Company with greater operating flexibility. The Company used approximately $194 million of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans.

CONTINGENCIES AND UNCERTAINTIES

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

Because certain of the Company's obligations, including indebtedness under the Company's bank credit facility, will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $127 million of the principal amount of its indebtedness under its bank credit facility fixing interest at various rates between 5.94% and 9.44%.

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

The Company is party to an action commenced in the United States District Court for the District of Delaware by End of Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans (collectively, the "Plaintiffs") against the Company and certain former officers and directors of Fruehauf and Terex (collectively, the "Defendants"). The Plaintiffs allege, in essence, that the Defendants breached fiduciary duties owed to Fruehauf and made certain misrepresentations in connection with certain accounting matters arising from the Company's 1989 acquisition of Fruehauf and the 1991 initial public offering of Fruehauf stock, and that the Defendants were unjustly enriched thereby. Plaintiffs also allege that certain pension investments made on behalf of the Fruehauf pension plans violated ERISA. The action is currently in the early stages of discovery. The Company believes that it has meritorious defenses and that the outcome of the case will not have a material adverse effect on the Company's operations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, British Pound, German Mark, French Franc, Irish Punt, Italian Lira and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2001, the Company had foreign currency contracts with a notional value of $3.2 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $0.1 million at March 31, 2001.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At March 31, 2001, the Company had approximately $127 million of interest rate swaps fixing interest rates between 5.94% and 9.44%. The fair market value of these arrangements, which represents the costs to settle these contracts, was a liability of approximately $2.0 million at March 31, 2001.

At March 31, 2001, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at March 31, 2001 would have increased interest expense by approximately $3 million in the three months ended March 31, 2001.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company. For information concerning litigation and other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Item 2.       Changes in Securities and Use of Proceeds

Not applicable.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.       Other Information

On April 23, 2001, the Company announced that it was reorganizing its operations. Effective May 1, 2001, the Company will now categorize its business operations primarily in two segments: Terex Europe and Terex Americas and Mining.

Forward Looking Information

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties." In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: competitive pressures and adverse economic conditions are more likely to have a negative effect on the Company's business; the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the ability to successfully integrate acquired businesses; the retention of key management personnel; foreign currency fluctuations; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply parts and components at competitive prices and the Company's ability to timely manufacture and deliver products to customers; compliance with the restrictive covenants contained in the Company's debt agreements; continued use of net operating loss carryforwards; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K

              (a) The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

              (b) Reports on Form 8-K.

- A report on Form 8-K dated March 14, 2001 was filed on March 15, 2001, announcing the Company's intention to issue approximately $200 million principal amount of Senior Subordinated Notes Due 2011, to increase the availability under its Revolving Credit Facilities to $300 million and to repay a portion of its existing term loans.

- A report on Form 8-K dated March 22, 2001 was filed on March 23, 2001, announcing the Company's intention to issue approximately $300 million principal amount of Senior Subordinated Notes Due 2011, to increase the availability under its Revolving Credit Facilities to $300 million and to repay a portion of its existing term loans.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  TEREX CORPORATION
                                                  -----------------
                                                     (Registrant)


Date:  May 15, 2001                           /s/ Joseph F. Apuzzo
                                              -----------------------
                                                 Joseph F. Apuzzo
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date:  May 15, 2001                           /s/ Kevin M. O'Reilly
                                              ------------------------
                                                 Kevin M. O'Reilly
                                                 Controller
                                                 (Principal Accounting Officer)

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

4.5 Fourth Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to Exhibit 4.7 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.6 Fifth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 31, 1998).*

4.7 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

4.10 Third Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.11 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.11 Fourth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999).*

4.12 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee.*

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

10.11 Amended and Restated Credit Agreement, dated as of March 29, 2001, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent.*

10.12 Amended and Restated Tranche C Credit Agreement, dated as of March 29, 2001, among Terex Corporation, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent and Collateral Agent.*

10.13 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.14 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to
         Exhibit 10.15 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.15 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to
         Exhibit 10.16 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.16 Pledge Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to
         Exhibit 10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.17 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse First Boston, as Mortgagee (incorporated by reference to
         Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.18 Purchase Agreement dated as of March 9, 1999 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.20 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.19 Registration Rights Agreement dated as of March 9, 1999 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.21 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.20 Underwriting Agreement, dated as of September 17, 1999, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
         Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on September 18, 1999).

10.21 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.22 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999 (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.23 Asset Purchase and Sale Agreement between Terex Corporation and Partek Acquisition Company, Inc., dated as of July 20, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.24 Share Purchase and Sale Agreement among Powerscreen International plc, Partek Cargotec Holding Ltd and, for purposes of Article 9 only, Moffett Engineering Limited, dated as of July 20, 2000 (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.25 Share Purchase and Sale Agreement among Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and, for purposes of
         Article 9 only, Kooi B.V., dated as of July 20, 2000 (incorporated by reference to Exhibit 3 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.26 Asset Purchase and Sale Agreement among PPM Deutschland GmbH Terex Cranes, Hiab GmbH and, for purposes of Section 2.3 only, Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and Kooi B.V., dated as of September 29, 2000 (incorporated by reference to Exhibit 4 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
         2000).

10.27 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein.*

10.28 Registration Rights Agreement dated as of March 29, 2001 among the Company and the Initial Purchasers, as defined therein.*

10.29 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
         10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.30 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.31 Amended and Restated Employment and Compensation Agreement, dated as of April 1, 2000, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No 1-10702).

10.32 Form of Change in Control and Severance Agreement dated as of April 1, 2000 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

12.1     Calculation of Ratio of Earnings to Fixed Charges. *



*        Exhibit filed with this document.