Form 10-Q
period 2001-06-30
TEREX CORP
filed 2001-08-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                                YES X         NO _______


Number of outstanding shares of common stock: 26.9 million as of August 9, 2001.


The Exhibit Index appears on page 36.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes") and $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). See Note J to the Company's June 30, 2001 Condensed Consolidated Financial Statements.

                          State or other jurisdiction of      I.R.S. employer
      Guarantor           incorporation or organization   identification number
      ---------           -----------------------------   ---------------------

Terex Cranes, Inc.                     Delaware                   06-1513089
PPM Cranes, Inc.                       Delaware                   39-1611683
Koehring Cranes, Inc.                  Delaware                   06-1423888
Terex-Telelect, Inc.                   Delaware                   41-1603748
Terex-RO Corporation                    Kansas                    44-0565380
Terex Paving, Inc.                     Delaware                   06-1503634
Payhauler Corp.                        Illinois                   36-3195008
The American Crane Corporation      North Carolina                56-1570091
O & K Orenstein & Koppel, Inc.         Delaware                   58-2084520
Amida Industries, Inc.              South Carolina                57-0531390
Cedarapids, Inc.                         Iowa                     42-0332910
Standard Havens, Inc                   Delaware                   43-0913249
Standard Havens Products, Inc.         Delaware                   43-1435208
BL-Pegson USA, Inc.                   Connecticut                 31-1629830
Benford America, Inc.                  Delaware                   76-0522879
Coleman Engineering, Inc.              Tennessee                  62-0949893
EarthKing, Inc.                        Delaware                   06-1572433
Finlay Hydrascreen USA, Inc.          New Jersey                  22-2776883
Powerscreen Holdings USA Inc.          Delaware                   61-1265609
Powerscreen International LLC          Delaware                   61-1340898
Powerscreen North America Inc.         Delaware                   61-1340891
Powerscreen USA, LLC                   Kentucky                   31-1515625
Royer Industries, Inc.               Pennsylvania                 24-0708630
Terex Bartell, Inc.                    Delaware                   34-1325948

                                                                        Page No.
PART I     FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements

 TEREX CORPORATION
   Condensed Consolidated Statement of Operations --
       Three months and six months ended June 30, 2001 and 2000................4
   Condensed Consolidated Balance Sheet - June 30, 2001
          and December 31, 2000................................................5
   Condensed Consolidated Statement of Cash Flows --
       Six months ended June 30, 2001 and 2000.................................6
   Notes to Condensed Consolidated Financial Statements -- June 30, 2001.......7

 PPM CRANES, INC.
   Condensed Consolidated Statement of Operations --
       Three months and six months ended June 30, 2001 and 2000...............19
   Condensed Consolidated Balance Sheet - June 30, 2001
          and December 31, 2000...............................................20
   Condensed Consolidated Statement of Cash Flows --
       Six months ended June 30, 2001 and 2000................................21
   Notes to Condensed Consolidated Financial Statements -- June 30, 2001......22

Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................24
Item 3  Quantitative and Qualitative Disclosures About Market Risk............32

                                                                        Page No.

PART II    OTHER INFORMATION

 Item 1  Legal Proceedings....................................................33
 Item 2  Changes in Securities and Use of Proceeds............................33
 Item 3  Defaults Upon Senior Securities......................................33
 Item 4  Submission of Matters to a Vote of Security Holders..................33
 Item 5  Other Information....................................................33
 Item 6  Exhibits and Reports on Form 8-K.....................................34

SIGNATURES....................................................................35
----------
EXHIBIT INDEX.................................................................36
-------------



                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                 For the Three Months         For the Six Months
                                                                    Ended June 30,              Ended June 30,
                                                              --------------------------- ---------------------------
                                                                  2001          2000          2001          2000
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    439.3    $    593.5    $    916.7    $  1,147.0
Cost of goods sold............................................     359.1         486.9         757.9         943.7
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................      80.2         106.6         158.8         203.3
Selling, general and administrative
       expenses...............................................      41.0          43.1          81.6          84.8
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................      39.2          63.5          77.2         118.5

Other income (expense):
     Interest income..........................................       1.8           1.4           3.8           2.5
     Interest expense.........................................     (23.2)        (25.7)        (44.2)        (51.7)
     Other income (expense) - net.............................      (0.1)         (1.0)         (0.9)         (1.6)
                                                              ------------- ------------- ------------- -------------

     Income before income taxes
       and extraordinary items................................      17.7          38.2          35.9          67.7
Provision for income taxes....................................      (5.7)        (12.2)        (11.5)        (21.6)
                                                              ------------- ------------- ------------- -------------

     Income before extraordinary items........................      12.0          26.0          24.4          46.1
Extraordinary loss on retirement on debt......................     ---           ---            (2.3)        ---
                                                              ------------- ------------- ------------- -------------
Net income....................................................$     12.0    $     26.0    $     22.1    $     46.1
                                                              ============= ============= ============= =============


Net income per common share:
    Basic:
      Income before extraordinary items.......................$     0.45    $     0.95    $      0.91   $      1.68
      Extraordinary loss on retirement of debt................    ---           ---             (0.09)       ---
                                                              ------------- ------------- ------------- -------------
        Net income............................................$     0.45    $     0.95    $      0.82   $      1.68
                                                              ============= ============= ============= =============


    Diluted:
      Income before extraordinary items.......................$     0.43    $     0.93    $      0.88   $      1.63
      Extraordinary loss on retirement of debt................    ---           ---             (0.08)       ---
                                                              ------------- ------------- ------------- -------------
        Net income............................................$     0.43    $     0.93    $      0.80   $      1.63
                                                              ============= ============= ============= =============


Weighted average number shares outstanding in per share calculation:
        Basic.................................................      26.9          27.4          26.8          27.5
        Diluted...............................................      27.8          28.1          27.6          28.3



   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                         (in millions, except par value)


                                                                                            June 30,        December 31,
                                                                                              2001              2000
                                                                                        ----------------- -----------------
Assets
Current assets
     Cash and cash equivalents.........................................................  $        198.5     $      181.4
     Trade receivables (net of allowance of $7.2 at June 30, 2001
       and $6.3 at December 31, 2000)..................................................           378.5            360.2
     Inventories.......................................................................           653.8            598.1
     Deferred taxes....................................................................            51.5             51.0
     Other current assets..............................................................            56.3             51.7
                                                                                         ------------------ ----------------
         Total current assets..........................................................         1,338.6          1,242.4
Long-term assets
     Property, plant and equipment.....................................................           136.8            153.9
     Goodwill..........................................................................           472.6            491.4
     Deferred taxes....................................................................            17.7             21.2
     Other assets......................................................................           104.4             74.8
                                                                                         ------------------ ----------------

Total assets...........................................................................  $      2,070.1     $    1,983.7
                                                                                         ================== ================

Liabilities and Stockholders' Equity
Current liabilities
     Notes payable and current portion of long-term debt...............................  $         23.3     $       20.5
     Trade accounts payable............................................................           313.1            311.2
     Accrued compensation and benefits.................................................            26.9             25.9
     Accrued warranties and product liability..........................................            65.2             65.2
     Other current liabilities.........................................................           139.8            152.8
                                                                                         ------------------ ----------------
         Total current liabilities.....................................................           568.3            575.6
Non-current liabilities
     Long-term debt, less current portion..............................................         1,013.7            882.0
     Other.............................................................................            65.1             74.6

Commitments and contingencies

Stockholders' equity
     Equity rights.....................................................................             0.7              0.7
     Common stock, $.01 par value - authorized 150.0 shares; issued 28.0 and 27.9
       shares at June 30, 2001 and December 31, 2000, respectively.....................             0.3              0.3
     Additional paid-in capital........................................................           359.6            358.9
     Retained earnings.................................................................           209.2            187.1
     Accumulated other comprehensive income............................................          (129.3)           (78.5)
     Less cost of shares of common stock in treasury (1.1 shares)......................           (17.5)           (17.0)
                                                                                         ------------------ ----------------
         Total stockholders' equity....................................................           423.0            451.5
                                                                                         ------------------ ----------------

Total liabilities and stockholders' equity.............................................  $      2,070.1     $    1,983.7
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


                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   ---------------------------
                                                                                        2001         2000
                                                                                   ---------------------------
 Operating Activities
    Net income....................................................................  $      22.1    $     46.1
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
         Depreciation.............................................................         11.0          11.3
         Amortization.............................................................          8.4          10.0
         Extraordinary loss on retirement of debt.................................          2.3         ---
         Gain on sale of fixed assets.............................................         (0.7)         (0.4)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................        (25.3)        (29.5)
           Inventories............................................................        (69.9)         56.0
           Trade accounts payable.................................................          4.5          63.0
           Other, net.............................................................        (42.1)        (28.0)
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................        (89.7)        128.5
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (7.7)         (3.8)
    Capital expenditures..........................................................         (7.3)        (10.1)
    Proceeds from sale of assets..................................................          3.4           8.2
                                                                                    -------------- -------------
              Net cash used in investing activities...............................        (11.6)         (5.7)
                                                                                    -------------- -------------


 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs...............        287.9         ---
    Principal repayments of long-term debt........................................       (194.2)        (58.3)
    Net borrowings (repayments) under revolving line of credit agreements.........         27.8          (5.4)
    Purchase of common stock held in treasury.....................................        ---            (4.3)
    Other.........................................................................         (0.8)         (0.8)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................        120.7         (68.8)
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         (2.3)         (1.6)
                                                                                    -------------- -------------


 Net Increase in Cash and Cash Equivalents........................................         17.1          52.4

 Cash and Cash Equivalents at Beginning of Period.................................        181.4         133.3
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     198.5    $    185.7
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (unaudited)
                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Cash and cash equivalents at June 30, 2001 and December 31, 2000 include $7.5 and $11.7, respectively, which was not immediately available for use.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 141 and SFAS No. 142 beginning January 1, 2002. The Company is currently evaluating the impact of these pronouncements to determine the effect they will have on the Company's consolidated financial position and results of operations.

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

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and interest rate exposures, primarily related to forecasted transactions. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

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

During the three months and six months ended June 30, 2001, ineffectiveness related to cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next eighteen months. The Company expects $1.4 reported in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months.

During the three months and six months ended June 30, 2001, accumulated other comprehensive income increased by $0.8 and decreased by $1.3 respectively, net of income taxes, which was all due to hedging transactions; there were no amounts reclassified to the consolidated statement of operations.

For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


NOTE C -- DEBT ISSUANCE

On March 29, 2001, the Company issued and sold $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities from $125 to $300. The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

NOTE D -- INVENTORIES

Inventories consist of the following:

                                                   June 30,        December 31,
                                                     2001              2000
                                             -----------------  ----------------
Finished equipment..........................  $      225.1      $      215.1
Replacement parts...........................         177.2             161.9
Work-in-process.............................          79.2              63.9
Raw materials and supplies..................         172.3             157.2
                                              ----------------  ----------------

Inventories.................................  $       653.8      $       598.1
                                              ================  ================

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                June 30,        December 31,
                                                  2001              2000
                                             ---------------- -----------------
Property...................................  $       18.4     $        20.8
Plant......................................          92.1              87.9
Equipment..................................         105.5             118.6
                                             ---------------- -----------------
                                                    216.0             227.3
Less:  Accumulated depreciation............         (79.2)            (73.4)
                                             ---------------- -----------------
Net property, plant and equipment..........  $      136.8     $       153.9
                                             ================ =================


NOTE F -- EARNINGS PER SHARE

                                                                   Three Months Ended June 30,
                                                              (in millions, except per share data)
                                             -------------------------------------------------------------------------
                                                             2001                                2000
                                             ------------------------------------ ------------------------------------
                                                                       Per-Share                            Per-Share
                                                Income      Shares      Amount       Income      Shares      Amount
                                             ------------ ----------- ----------- ----------- ------------ -----------
 Basic earnings per share
    Income before extraordinary items......  $    12.0        26.9    $     0.45  $    26.0        27.4    $    0.95

 Effect of dilutive securities
    Warrants...............................      ---         ---                      ---           0.1
    Stock Options..........................      ---           0.8                    ---           0.5
    Equity Rights..........................      ---           0.1                    ---           0.1
                                             ------------ -----------               --------- ------------

 Income before extraordinary items
    - diluted..............................  $    12.0        27.8    $     0.43  $    26.0        28.1    $    0.93
                                             ============ =========== =========== =========== ============ ===========



                                                                    Six Months Ended June 30,
                                                               (in millions, except per share data)
                                             -------------------------------------------------------------------------
                                                             2001                                2000
                                             -------------------------------------------------------------------------
                                                                       Per-Share                            Per-Share
                                                Income      Shares      Amount       Income      Shares      Amount
                                             ----------- ------------ ----------- ------------ ----------- -----------
  Basic earnings per share
     Income before extraordinary items.....  $    24.4        26.8    $     0.91  $    46.1        27.5    $    1.68

  Effect of dilutive securities
     Warrants..............................      ---         ---                      ---           0.1
     Stock Options.........................      ---           0.7                    ---           0.5
     Equity Rights.........................      ---           0.1                    ---           0.2
                                             ------------ -----------               ---------- -----------

  Income before extraordinary items
     - diluted.............................  $    24.4        27.6    $     0.88  $    46.1        28.3    $    1.63
                                             ============ =========== =========== ============ =========== ===========



Options to purchase 556 thousand, 615 thousand, 548 thousand and 571 thousand shares of common stock were outstanding during the three months and six months ended June 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of options was greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

NOTE G -- STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, deferred gains and losses resulting from derivative hedging transactions and minimum pension liability adjustments. For the three months and six months ended June 30, 2001 and 2000, total non-shareowner changes in equity were as follows.

                                      For the Three Months    For the Six Months
                                         Ended June 30,         Ended June 30,
                                      -------------------- ---------------------
                                         2001      2000       2001        2000
                                      --------- ---------  ---------- ----------
Net income............................$   12.0  $ 26.0     $ 22.1      $ 46.1
Other comprehensive income:
     Translation adjustment...........   (11.3)  (29.8)     (49.5)      (45.3)
     Pension liability adjustment.....   ---     ---        ---         ---
     Derivative hedging adjustment....     0.8   ---         (1.3)      ---
                                      --------- ---------- ---------- ----------
Comprehensive income..................$    1.5  $ (3.8)    $(28.7)     $  0.8
                                      ========= ========== ========== =========

In March 2000, the Company's Board of Directors authorized the purchase of up to
2.0 shares of the Company's outstanding common stock. As of June 30, 2001, the Company had acquired 1.3 shares at a total cost of $20.2. During the fourth quarter of 2000, the Company reissued from Treasury 0.2 shares of its common stock as partial payment for an acquired company. As of June 30, 2001, the Company held 1.1 shares of its common stock in Treasury.

On June 28, 2001, the Company announced that it had signed a definitive merger agreement with CMI Corporation ("CMI"), whereby CMI would become a wholly-owned subsidiary of the Company. CMI, located in Oklahoma City, Oklahoma, is a manufacturer and marketer of mobile equipment and materials processing equipment used in the road building and construction industry. The merger agreement provides for an exchange of all of the outstanding shares of CMI common stock for shares of Terex common stock, at an exchange rate of 0.16 of a share of Terex common stock for each share of CMI common stock, subject to a downward adjustment if the consolidated net debt of CMI exceeds $75.25 as of the end of the last business day of the last full week preceding the closing date. As a result of this transaction, the Company is expected to issue approximately 3.5 shares. The merger is subject to CMI shareholder and regulatory approval.


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


NOTE I -- BUSINESS SEGMENT INFORMATION

On April 23, 2001, the Company announced that it was implementing a new organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. All prior periods have been restated to reflect results based on the current business segments.

Terex Americas and Mining includes the results of all business units located in North and South America, Australia and Asia, as well as the O&K Mining business located in Germany. The 2001 results for Terex Americas and Mining include the operations of Jaques International and its affiliates since January 24, 2001, its date of acquisition. The 2000 results for Terex Americas and Mining include the operations of the Company's Princeton division which was sold on September 30, 2000. The results for the three months and six months ended June 30, 2000 do not include Coleman Engineering, Inc. since it was acquired on October 23, 2000.

Terex Europe includes the results of all business units located in Europe with the exception of O&K Mining. The 2001 results for Terex Europe include the results of Fermec Manufacturing Limited and its affiliates since December 28, 2000, its date of acquisition. The 2000 results for Terex Europe include the operations of Moffett Engineering Limited and the Company's Kooi division which were sold on September 30, 2000.

Included in Other are the eliminations between the segments, as well as general and corporate items for the three months and six months ended June 30, 2001 and 2000. Industry segment information is presented below:


                                     Three Months Ended      Six Months Ended
                                           June 30,             June 30,
                                   ----------------------- ---------------------
                                      2001         2000       2001        2000
                                   ---------- ------------ ----------  ---------
Sales
  Terex Americas and Mining........$   266.2    $   401.8  $   565.6  $   782.8
  Terex Europe.....................    231.0        269.0      454.9      511.4
  Other............................    (57.9)       (77.3)    (103.8)    (147.2)
                                   ------------ ---------- ---------- ----------
    Total..........................$   439.3    $   593.5  $   916.7  $ 1,147.0
                                   ============ ========== ========== ==========

Income (Loss) from Operations
  Terex Americas and Mining........$    16.9    $    31.7  $    39.0  $    64.7
  Terex Europe.....................     23.2         31.5       39.2       52.8
  Other............................     (0.9)         0.3       (1.0)       1.0
                                   ------------ ---------- ----------  ---------
    Total..........................$    39.2    $    63.5  $    77.2  $   118.5
                                   ============ ========== ==========  =========


NOTE J -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company issued and sold the 10-3/8% Notes. On June 30, 1998 and March 9, 1999, the Company issued and sold $150 aggregate principal amount and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and 8-7/8% Notes are each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Paving, Inc., Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc. and Terex Bartell, Inc. The 10-3/8% Notes and the 8-7/8% Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      32.2   $     128.5   $     14.3    $    305.2    $    (40.9)   $     439.3
   Cost of goods sold...................        32.3         104.0         11.7         252.0         (40.9)         359.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        (0.1)         24.5          2.6          53.2         ---             80.2
   Selling, general & administrative
     expenses...........................         4.6           8.4          3.4          24.6         ---             41.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (4.7)         16.1         (0.8)         28.6         ---             39.2
  Interest income.......................         0.7         ---          ---             1.1         ---              1.8
  Interest expense......................        (7.2)         (3.6)        (1.2)        (11.2)        ---            (23.2)
  Income (loss) from equity investees...        24.2         ---          ---           ---           (24.2)         ---
  Other income (expense) - net..........         0.2          (0.2)        (0.1)        ---           ---             (0.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................        13.2          12.3         (2.1)         18.5         (24.2)          17.7
  Provision for income taxes............        (1.2)         (0.4)       ---            (4.1)        ---             (5.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations
  before extraordinary items............        12.0          11.9         (2.1)         14.4         (24.2)          12.0
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------

Net income (loss)....................... $      12.0   $      11.9   $     (2.1)   $     14.4    $    (24.2)   $      12.0
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     127.4   $     174.5   $     20.6    $    378.5    $   (107.5)   $     593.5
   Cost of goods sold...................       115.5         147.1         17.7         311.7        (105.1)         486.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        11.9          27.4          2.9          66.8          (2.4)         106.6
   Selling, general & administrative
     expenses                                    4.1          11.3          1.7          26.0         ---             43.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         7.8          16.1          1.2          40.8          (2.4)          63.5
  Interest income.......................         1.1         ---          ---             0.3         ---              1.4
  Interest expense......................        (4.5)         (5.0)        (1.5)        (14.7)        ---            (25.7)
  Income (loss) from equity investees...        34.1           0.1        ---             2.7         (36.9)         ---
  Other income (expense) - net..........        (0.8)          0.1         (0.1)         (0.2)        ---             (1.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        37.7          11.3         (0.4)         28.9         (39.3)          38.2
  Provision for income taxes............       (11.7)         (0.1)       ---            (0.4)        ---            (12.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations
  before extraordinary items............        26.0          11.2         (0.4)         28.5         (39.3)          26.0
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      26.0   $      11.2   $     (0.4)   $     28.5    $    (39.3)   $      26.0
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      80.4   $     321.7   $     26.6    $    528.9    $    (40.9)   $     916.7
   Cost of goods sold...................        79.0         268.0         22.6         429.2         (40.9)         757.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.4          53.7          4.0          99.7         ---            158.8
   Selling, general & administrative
     expenses...........................         9.8          19.1          5.6          47.1         ---             81.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (8.4)         34.6         (1.6)         52.6         ---             77.2
  Interest income.......................         2.1           0.2        ---             1.5         ---              3.8
  Interest expense......................       (11.4)         (6.5)        (2.8)        (23.5)        ---            (44.2)
  Income (loss) from equity investees...        45.8         ---           --            (0.1)        (45.7)         ---
  Other income (expense) - net..........         0.8          (0.5)        (0.1)         (1.1)        ---             (0.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................        28.9          27.8         (4.5)         29.4         (45.7)          35.9
  Provision for income taxes............        (5.8)         (0.4)       ---            (5.3)        ---            (11.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations
  before extraordinary items............        23.1          27.4         (4.5)         24.1         (45.7)          24.4
Extraordinary loss on retirement of debt        (1.0)         (0.6)       ---            (0.7)        ---             (2.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------

Net income (loss)....................... $      22.1   $      26.8   $     (4.5)   $     23.4    $    (45.7)   $      22.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     221.1   $     345.7   $     32.5    $    690.7    $   (143.0)   $   1,147.0
   Cost of goods sold...................       196.8         291.4         28.3         568.6        (141.4)         943.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        24.3          54.3          4.2         122.1          (1.6)         203.3
   Selling, general & administrative
     expenses...........................         9.4          20.7          3.1          51.6         ---             84.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        14.9          33.6          1.1          70.5          (1.6)         118.5
  Interest income.......................         1.6           0.2        ---             0.7         ---              2.5
  Interest expense......................       (10.6)         (9.9)        (2.8)        (28.4)        ---            (51.7)
  Income (loss) from equity investees...        59.6         ---          ---           ---           (59.6)         ---
  Other income (expense) - net..........         0.3          (0.5)        (0.1)         (1.3)        ---             (1.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......        65.8          23.4         (1.8)         41.5         (61.2)          67.7
  Provision for income taxes............       (19.7)         (0.2)       ---            (1.7)        ---            (21.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............       46.1          23.2         (1.8)         39.8         (61.2)          46.1
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     46.1   $      23.2         (1.8)         39.8         (61.2)   $      46.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2001
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          ---------------------------- ------------- ------------ -------------- --------------
Assets
   Current assets
     Cash and cash equivalents..........   $    124.5    $      1.1    $     0.2     $      72.7   $    ---      $     198.5
     Trade receivables..................         20.9         116.0         11.5           230.1        ---            378.5
     Intercompany receivables...........         11.5          25.6         15.1            58.1       (110.3)         ---
     Inventories........................         97.1         203.4         19.6           350.5        (16.8)         653.8
     Current deferred tax assets........         51.1           0.4        ---             ---          ---             51.5
     Other current assets...............          9.2           2.6          0.9            43.6        ---             56.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        314.3         349.1         47.3           755.0       (127.1)       1,338.6
   Long-term assets
     Property, plant and equipment......          9.0          46.6          0.4            80.8        ---            136.8
     Investment in and advances to
       (from) subsidiaries..............        400.4        (177.1)        (5.6)         (126.5)       (91.2)         ---
     Goodwill...........................          4.5         173.1         11.3           283.7        ---            472.6
     Deferred taxes.....................         17.5         ---          ---               0.2        ---             17.7
     Other assets.......................         21.9          40.7          0.8            41.0        ---            104.4
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    767.6    $    432.4    $    54.2     $   1,034.2   $   (218.3)   $   2,070.1
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      0.4    $      0.4    $   ---       $      22.5   $    ---      $      23.3
     Trade accounts payable.............         26.5          62.0         10.8           213.8        ---            313.1
     Intercompany payables..............          6.3          16.4         12.5            75.1       (110.3)         ---
     Accruals and other current
       liabilities......................         68.1          40.1          8.6           115.1        ---            231.9
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        101.3         118.9         31.9           426.5       (110.3)         568.3
   Non-current liabilities
     Long-term debt, less current portion       228.8         172.4         62.7           549.8        ---          1,013.7
     Other..............................         14.5          13.3          0.7            36.6        ---             65.1
   Stockholders' equity (deficit).......        423.0         127.8        (41.1)           21.3       (108.0)         423.0
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    767.6    $    432.4    $    54.2     $   1,034.2   $   (218.3)   $   2,070.1
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     108.7   $       0.3   $      0.1    $     72.3    $    ---      $     181.4
     Trade receivables..................        22.2          70.7          8.7         258.6         ---            360.2
     Intercompany receivables...........        36.4          28.9         17.5          60.7        (143.5)         ---
     Inventories........................        75.2         157.0         16.3         360.4         (10.8)         598.1
     Current deferred tax assets........        51.0         ---          ---           ---           ---             51.0
     Other current assets...............         4.5           1.6          0.3          45.3         ---             51.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       298.0         258.5         42.9         797.3        (154.3)       1,242.4
   Long-term assets
     Property, plant and equipment - net        12.7          40.7          0.6          99.9         ---            153.9
     Investment in and advances to
       (from) subsidiaries..............       346.1        (117.6)        (1.5)       (137.3)        (89.7)         ---
     Goodwill...........................        11.1         168.1         11.9         300.3         ---            491.4
     Deferred taxes.....................        21.2         ---          ---           ---           ---             21.2
     Other assets.......................         8.1          35.2          0.7          30.8         ---             74.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     697.2   $     384.9   $     54.6    $  1,091.0    $   (244.0)   $   1,983.7
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
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
   operating activities.................   $    (66.1)   $    (17.9)    $   0.6      $     (6.3)   $    ---      $     (89.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................         (2.6)        ---          ---             (5.1)        ---             (7.7)
   Capital expenditures.................         (0.9)         (2.7)       ---             (3.7)        ---             (7.3)
   Proceeds from sale of assets.........          0.3         ---          ---              3.1         ---              3.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............         (3.2)         (2.7)       ---             (5.7)        ---            (11.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        123.8          74.9        ---             89.2         ---            287.9
   Principal repayments of long-term debt       (38.5)        (53.4)        (0.5)        (101.8)        ---           (194.2)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---          ---             27.8         ---             27.8
   Other................................         (0.2)         (0.1)       ---             (0.5)        ---             (0.8)
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         85.1          21.4         (0.5)          14.7         ---            120.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and            ---           ---          ---             (2.3)        ---             (2.3)
   cash equivalents.....................
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash         15.8           0.8          0.1            0.4         ---             17.1
   equivalents..........................
Cash and cash equivalents, beginning of
   period...............................        108.7           0.3          0.1           72.3         ---            181.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    124.5    $      1.1    $     0.2     $     72.7    $    ---      $     198.5
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- ---------------
Net cash provided by (used in)
   operating activities.................   $    105.3    $     (4.5)   $     0.9     $     26.8    $    ---      $     128.5
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Capital expenditures.................         (1.7)         (2.6)        (0.1)          (5.7)        ---            (10.1)
   Acquisition of businesses, net of
     cash acquired......................        ---            (0.2)       ---             (3.6)        ---             (3.8)
   Proceeds from sale of assets.........        ---             6.6        ---              1.6         ---              8.2
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (1.7)          3.8         (0.1)          (7.7)        ---             (5.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Principal repayments of long-term debt       (45.6)        ---           (0.8)         (11.9)        ---            (58.3)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---          ---             (5.4)        ---             (5.4)
   Purchase of common stock held in
     treasury...........................         (4.3)        ---          ---            ---           ---             (4.3)
   Proceed from issuance of common stock        ---           ---          ---            ---           ---            ---
   Other................................         (0.8)        ---          ---            ---           ---             (0.8)
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............        (50.7)        ---           (0.8)         (17.3)        ---            (68.8)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (1.6)        ---             (1.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         52.9          (0.7)       ---              0.2         ---             52.4
Cash and cash equivalents, beginning of
   period...............................         64.3           1.7          0.1           67.2         ---            133.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    117.2    $      1.0    $     0.1     $     67.4    $    ---      $     185.7
                                           ============= ============= ============= ============= ============= =============


                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                                             (in millions)


                                                     For the Three Months Ended      For the Six Months
                                                              June 30,                 Ended June 30,
                                                     ---------------------------- ----------------------------
                                                         2001           2000           2001          2000
                                                     ------------- -------------- --------------- -------------

Net sales............................................$     14.3    $     20.6     $     26.6    $     32.5
Cost of goods sold...................................      11.7          17.7          22.6          28.3
                                                     ------------- -------------- --------------- -------------

     Gross profit....................................       2.6           2.9           4.0           4.2

Engineering, selling and administrative expenses.....       3.4           1.7           5.6           3.1
                                                     ------------- -------------- --------------- -------------

     Income from operations..........................      (0.8)          1.2          (1.6)          1.1

Other income (expense):
     Interest expense................................      (1.2)         (1.5)         (2.8)         (2.8)
     Amortization of debt issuance costs.............      (0.1)         (0.1)         (0.1)         (0.1)
                                                     ------------- -------------- --------------- -------------

Loss before income taxes.............................      (2.1)         (0.4)         (4.5)         (1.8)
Provision for income taxes...........................     ---           ---           ---           ---
                                                     ------------- -------------- --------------- -------------


Net loss.............................................$     (2.1)   $     (0.4)    $     (4.5)     $   (1.8)
                                                     ============= ============== =============== =============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                       (in millions, except share amounts)


                                                         June 30,   December 31,
                                                           2001         2000
                                                         ---------- ------------
ASSETS
Current assets:
   Cash and cash equivalents.............................$    0.2    $    0.1
   Trade accounts receivables (net of allowance of $0.7
     at June 30, 2001 and $0.7 at December 31, 2000).....    11.5         8.7
   Inventories...........................................    19.6        16.3
   Due from affiliates...................................    15.1        17.5
   Other current assets .................................     0.9         0.3
                                                         ----------- -----------
     Total current assets................................    47.3        42.9
Long-term assets:
   Property, plant and equipment.........................     0.4         0.6
   Goodwill..............................................    11.3        11.9
   Other assets..........................................     0.8         0.7
                                                         ----------- -----------

Total assets.............................................$   59.8    $   56.1
                                                         =========== ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable................................$   10.8    $   10.2
   Accrued warranties and product liability..............     5.0         5.5
   Accrued expenses......................................     3.6         1.9
   Due to affiliates.....................................    12.5         9.3
   Due to Terex Corporation..............................     5.6         1.7
   Current portion of long-term debt.....................   ---           0.5
                                                         ----------- -----------
     Total current liabilities...........................    37.5        29.1
                                                         ----------- -----------

Non-current liabilities:
   Long-term debt, less current portion..................    62.7        62.6
   Other.................................................     0.7         1.0
                                                         ----------- -----------
     Total non-current liabilities.......................    63.4        63.6
                                                         ----------- -----------

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and
      outstanding 5,000 shares...........................   ---         ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and
      outstanding 413 shares.............................   ---         ---
   Accumulated deficit...................................   (41.1)      (36.6)
   Accumulated other comprehensive income................   ---         ---
                                                         ----------- -----------
      Total shareholders' deficit........................   (41.1)      (36.6)
                                                         ----------- -----------

Total liabilities and shareholders' deficit..............$   59.8    $   56.1
                                                         =========== ===========


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)



                                                             For the Six months
                                                               Ended June 30,
                                                            --------------------
                                                                2001      2000
                                                            ---------- ---------
OPERATING ACTIVITIES
   Net loss.................................................$   (4.5)  $  (1.8)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation and amortization........................     0.8       0.7
       Changes in operating assets and liabilities:
         Trade accounts receivable..........................    (2.8)      5.9
         Inventories........................................    (3.3)     (1.1)
         Trade accounts payable.............................     0.6       0.9
         Net amounts due to affiliates......................     9.5      (4.1)
         Other, net.........................................     0.3       0.4
                                                            ---------- ---------
           Net cash provided by operating activities........     0.6       0.9
                                                            ---------- ---------


INVESTING ACTIVITIES
  Capital Expenditures......................................   ---        (0.1)
                                                            ---------- ---------
     Net cash used in investing activities..................   ---        (0.1)
                                                            ---------- ---------

FINANCING ACTIVITIES
  Principal repayments of long-term debt....................    (0.5)     (0.8)
                                                            ---------- ---------
     Net cash used in financing activities..................    (0.5)     (0.8)
                                                            ---------- ---------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS................................   ---       ---
                                                            ---------- ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................     0.1     ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     0.1       0.1
                                                            ---------- ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................$    0.2   $   0.1
                                                            ========== =========



     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (unaudited)
                     (in millions unless otherwise denoted)


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

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, PPM Far East Pte. Ltd. All material intercompany transactions and profits have been eliminated.


NOTE 2 -- Inventories

Inventories consist of the following:

                                          June 30,    December 31,
                                            2001          2000
                                       ------------- -------------
Finished equipment.....................$      7.5    $      4.4
Replacement parts......................       5.8           6.2
Work in process........................       1.1           0.7
Raw materials and supplies.............       5.2           5.0
                                       ------------- -------------
Inventories............................$     19.6    $     16.3
                                       ============= =============

note 3 -- Property, Plant and Equipment

Property, plant and equipment consists of the following:
                                          June 30,    December 31,
                                             2001         2000
                                        ------------ -------------
Property, plant and equipment...........$     0.8     $    0.8
Less:  Accumulated depreciation.........     (0.4)        (0.2)
                                        ------------ -------------
Net property, plant and equipment.......$     0.4     $    0.6
                                        ============ =============

NOTE 4 - COMMITMENTS AND Contingencies

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a material adverse effect on the Company's financial position.

On March 29, 2001, Terex Corporation issued and sold $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). On June 30, 1998 and March 9, 1999, Terex Corporation issued and sold $150 aggregate principal amount and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and the 8-7/8% Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2001 and 2000, the Company had transactions with various unconsolidated affiliates as follows:

                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                          -------------------  -----------------
                                             2001       2000     2001      2000
                                          ---------- --------  --------- -------
 Product sales and service revenues       $   ---    $   0.7   $  ---    $  1.0
 Management fee expense                   $     0.3  $   0.3   $    0.5  $  0.5
 Interest expense                         $     1.2  $   1.3   $    2.3  $  2.8

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On April 23, 2001, the Company announced that it was implementing a new organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. All prior periods have been restated to reflect results based on the current business segments.

The Company implemented a new organizational structure in response to the growth and diversity of the Company's business. While the product focus represented by having earthmoving and lifting segments assisted the Company's growth, both in the U.S. and internationally, it resulted in customers in many cases having to deal with different product groups within the Company. This made the Company's objective of satisfying its customers more difficult to achieve. The Company, while increasingly global, believes that ultimately its business is a local one that can best be developed and served by focusing its operations geographically, rather than by product, and developing local relationships among equipment users, distribution channels and the manufacturer.

Terex Americas and Mining includes the results of all business units located in North and South America, Australia and Asia, as well as the O&K Mining business located in Germany. The 2001 results for Terex Americas and Mining include the operations of Jaques International and its affiliates (collectively the "Jaques Group") since January 24, 2001, its date of acquisition. The 2000 results for Terex Americas and Mining include the operations of the Company's Princeton division which was sold on September 30, 2000. The results for the three months and six months ended June 30, 2000 do not include Coleman Engineering, Inc. since it was acquired on October 23, 2000.

Terex Europe includes the results of all business units located in Europe with the exception of O&K Mining. The 2001 results for Terex Europe include the results of Fermec Manufacturing Limited and its affiliates (collectively, "Fermec") since December 28, 2000, its date of acquisition. The 2000 results for Terex Europe include the operations of Moffett Engineering Limited and the Company's Kooi division (collectively the "European Truck-mounted Forklift Business" and along with Princeton, the "Truck-mounted Forklift Business") which were sold on September 30, 2000.

Included in Other are the eliminations between the segments, as well as general and corporate items for the three months and six months ended June 30, 2001 and 2000.

Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended June 30, 2001 and 2000.

                                                        Three Months Ended
                                                              June 30,
                                                     ---------------------------   Increase
                                                         2001          2000       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Americas and Mining.........................$    266.2    $    401.8    $    (135.6)
   Terex Europe......................................     231.0         269.0          (38.0)
   Other.............................................     (57.9)        (77.3)          19.4
                                                     ------------- ------------- --------------
     Total...........................................$    439.3    $    593.5    $    (154.2)
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Americas and Mining.........................$     42.4    $     58.7    $     (16.3)
   Terex Europe......................................      38.9          47.7           (8.8)
   Other.............................................      (1.1)          0.2           (1.3)
                                                     ------------- ------------- --------------
     Total...........................................$     80.2    $    106.6    $     (26.4)
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas and Mining.........................$     25.5    $     27.0    $      (1.5)
   Terex Europe......................................      15.7          16.2           (0.5)
   Other.............................................      (0.2)         (0.1)          (0.1)
                                                     ------------- ------------- --------------
     Total...........................................$     41.0    $     43.1    $      (2.1)
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Americas and Mining.........................$     16.9    $     31.7    $     (14.8)
   Terex Europe......................................      23.2          31.5           (8.3)
   Other.............................................      (0.9)          0.3           (1.2)
                                                     ------------- ------------- --------------
     Total...........................................$     39.2    $     63.5    $     (24.3)
                                                     ============= ============= ==============

     Net Sales

Sales decreased $154.2 million, or approximately 26%, to $439.3 million for the three months ended June 30, 2001 as compared with the comparable 2000 period. The net impact of acquisitions and divestitures were minimal on the comparison as the second quarter of 2001 included approximately $31 million of sales related to businesses acquired since the second quarter of 2000 and the three months ended June 30, 2000 included approximately $24 million of sales related to the Truck-mounted Forklift Business which was divested in September 2000.

Terex Americas and Mining's sales were $266.2 million for the three months ended June 30, 2001, a decrease of $135.6 million from $401.8 million for the three months ended June 30, 2000. Excluding the impact of acquisitions and divestitures, sales decreased approximately $136 million, which was due primarily to the decline in the mining and in the articulated and rigid truck businesses. Backlog was $110.5 million at June 30, 2001 compared to $225.3 million at June 30, 2000. The decrease in backlog is primarily due to the decline in the mining and the articulated and rigid truck businesses, the crushing and screening business, and the decline in orders at the Company's utility aerial device business. The sales mix was approximately 25% parts for the three months ended June 30, 2001 compared to 17% parts for the comparable 2000 period, reflecting the decrease in machine sales.

Terex Europe's sales were $231.0 million for the three months ended June 30, 2001, a decrease of $38.0 million or approximately 14% from $269.0 million for the three months ended June 30, 2000. Excluding the impact of the companies acquired and divested since June 30, 2000, net sales in the first quarter of 2001 were down approximately 17% from the first quarter of 2000. The decline in sales was due primarily to the decline in the sale of articulated and rigid trucks in North America as well as a decline in the sales of lifting products. Terex Europe's backlog was $95.5 million at June 30, 2001 and $117.9 million at June 30, 2000. The decrease in backlog is consistent with the weak performance in the material handler and aerial work platform businesses and was also impacted by the divestiture of the European Truck-mounted Forklift Business. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 12% parts for the three months ended June 30, 2001 compared to 9% parts for the comparable period, reflecting the decrease in machine sales. Parts sales increased $3.7 million in the quarter as compared to the 2000 period.

Net sales for Other in the three months ended June 30, 2001 primarily consists of the elimination of sales between the two segments. The primary reason for the decrease from the second quarter of 2000 to the second quarter of 2001 is the decline in the sales of articulated and rigid trucks from Terex Europe to Terex Americas and Mining.

     Gross Profit

Gross profit for the three months ended June 30, 2001 decreased $26.4 million versus the comparable 2000 period, or approximately 25%, to $80.2 million. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percentage of sales increased to 18.3% in the three months ended June 30, 2001 as compared to 18.0% in the prior year period.

Terex Americas and Mining's gross profit decreased approximately 28%, or $16.3 million, to $42.4 million for the three months ended June 30, 2001, compared to $58.7 million for the three months ended June 30, 2000. The decrease in gross profit is due primarily to the decline in sales in the mining and in the articulated and rigid truck businesses. The gross margin percentage increased to 15.9% in the three months ended June 30, 2001 as compared to 14.6% in 2000. Excluding the impact of acquisitions and divestitures, gross margin percentage increased to 15.7% in the three months ended June 30, 2001 from 14.3% for the comparable 2000 period.

Terex Europe's gross profit decreased $8.8 million, or approximately 18%, to $38.9 million for the three months ended June 30, 2001, compared to $47.7 million for the three months ended June 30, 2000. Excluding the results of the European Truck-mounted Forklift Business in the second quarter of 2000 and Fermec in the second quarter of 2001, gross profit in the second quarter of 2001 decreased $4.2 million from the second quarter of 2000. The decrease in gross profit was a result primarily of weak performance in the material handler business and the aerial work platform business. Gross profit as a percentage of sales increased to 18.9% from 17.2% in 2000, excluding the results of the acquisitions and divestitures.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $41.0 million for the three months ended June 30, 2001 from $43.1 million for the three months ended June 30, 2000, principally reflecting the effect of the divestiture of the Truck-mounted Forklift Business and continued cost control within the Terex Americas and Mining and Terex Europe businesses, offset somewhat by the businesses acquired in late 2000 and early 2001 and the Company's investments in its new EarthKing subsidiary. EarthKing is an independent e-commerce company that provides new tools for equipment owners and operators to maximize their return on investment. As a percentage of sales, selling, general and administrative expenses increased to 9.3% for the three months ended June 30, 2001 as compared to 7.3% for the three months ended June 30, 2000, as a result of decreased sales.

Terex Americas and Mining's selling, general and administrative expenses decreased to $25.5 million for the three months ended June 30, 2001, from $27.0 million for the comparable period in 2000, principally due to cost reductions at business units, offset somewhat by the impact of the businesses acquired in late 2000 and early 2001. As a percentage of sales, selling, general and administrative expenses increased to 9.6% for the three months ended June 30, 2001, as compared to 6.7% in the comparable 2000 period, principally due to the lower sales volume. Absent acquisitions and divestitures, selling, general and administrative expenses in the three months ended June 30, 2001 were $24.1 million as compared to $26.3 million for the comparable period in 2000, or 9.3% and 6.7% as a percentage of sales, respectively.

Terex Europe's selling, general and administrative expenses decreased to $15.7 million for the three months ended June 30, 2001 from $16.2 million for the three months ended June 30, 2000. This decrease in selling, general and administrative expenses was principally due to cost containment efforts, such as the closing of one of the Company's distribution facilities in the United Kingdom, and the sale of the European Truck-mounted Forklift Business, offset somewhat by the acquisition of Fermec. As a percentage of sales, selling, general and administrative expenses for the quarter increased to 6.8% in the three months ended June 30, 2001 from 6.0% in the prior year period as a result of decreased sales.

     Income from Operations

On a consolidated basis, the Company had income from operations of $39.2 million, or 8.9% of sales, for the three months ended June 30, 2001, compared to income from operations of $63.5 million, or 10.7% of sales, for the three months ended June 30, 2000.

Terex Americas and Mining's income from operations decreased by $14.8 million to $16.9 million, or 6.3% of sales, for the three months ended June 30, 2001 from $31.7 million, or 7.9% of sales, for the three months ended June 30, 2000. The decrease in income from operations and operating margins is primarily due to the decline in sales. Excluding the businesses acquired in late 2000 and early 2001, as well as those divested in September 2000, operating margin was 6.3% for the three months ended June 30, 2001, as compared to 7.7% in the prior year period.

Terex Europe's income from operations of $23.2 million for the three months ended June 30, 2001 was a decrease of $8.3 million from $31.5 million for the three months ended June 30, 2000. The decrease was due to the impact on operating income of the divestiture of the European Truck-mounted Forklift Business, as well as weak performance in the articulated and rigid truck business, the material handler business and the aerial work platform business, offset somewhat by the improvement in the tower crane and crushing and screening business and the acquisition of Fermec in December 2000. Income from operations as a percentage of sales decreased to 10.0% for the three months ended June 30, 2001, from 11.7% for the comparable 2000 period.

     Net Interest Expense

During the three months ended June 30, 2001, the Company's net interest expense decreased $2.9 million to $21.4 million from $24.3 million for the comparable 2000 period. This decrease was primarily due to lower debt levels and lower interest rates in the three months ended June 30, 2001 versus the comparable period in 2000.

Six months Ended June 30, 2001 Compared with the Six months Ended June 30, 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the six months ended June 30, 2001 and 2000.

                                                          Six months Ended
                                                              June 30,
                                                     ---------------------------   Increase
                                                         2001          2000       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Americas and Mining.........................$    565.6    $    782.8    $    (217.2)
   Terex Europe......................................     454.9         511.4          (56.5)
   Other.............................................    (103.8)       (147.2)          43.4
                                                     ------------- ------------- --------------
     Total...........................................$    916.7    $  1,147.0    $    (230.3)
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Americas and Mining.........................$     89.5    $    116.4    $     (26.9)
   Terex Europe......................................      70.6          86.1          (15.5)
   Other.............................................      (1.3)          0.8           (2.1)
                                                     ------------- ------------- --------------
     Total...........................................$    158.8    $    203.3    $     (44.5)
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas and Mining.........................$     50.5    $     51.7    $      (1.2)
   Terex Europe......................................      31.4          33.3           (1.9)
   Other.............................................      (0.3)         (0.2)          (0.1)
                                                     ------------- ------------- --------------
     Total...........................................$     81.6    $     84.8    $      (3.2)
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Americas and Mining.........................$     39.0    $     64.7    $     (25.7)
   Terex Europe......................................      39.2          52.8          (13.6)
   Other.............................................      (1.0)          1.0           (2.0)
                                                     ------------- ------------- --------------
     Total...........................................$     77.2    $    118.5    $     (41.3)
                                                     ============= ============= ==============


     Net Sales

Sales decreased $230.3 million, or approximately 20%, to $916.7 million for the six months ended June 30, 2001 from $1,147.0 million for the comparable 2000 period. The net impact of acquisitions and divestitures were minimal on the comparison as the six months ended June 30, 2001 included approximately $65 million of sales related to businesses acquired since the second quarter of 2000 and the six months ended June 30, 2000 included approximately $42 million of sales related to the Truck-mounted Forklift Business which was divested in September 2000.

Terex Americas and Mining's sales were $565.6 million for the six months ended June 30, 2001, a decrease of $217.2 million or approximately 28% from $782.8 million for the six months ended June 30, 2000. Excluding the impact of acquisitions and divestitures, sales decreased approximately $218 million, which was due primarily to the decline in the mining and in the articulated and rigid truck businesses. The sales mix was approximately 23% parts for the six months ended June 30, 2001 compared to 18% parts for the comparable 2000 period, reflecting the decrease in machine sales.

Terex Europe's sales were $454.9 million for the six months ended June 30, 2001, a decrease of $56.5 million or approximately 11% from $511.4 million for the six months ended June 30, 2000. Excluding the impact of the European Truck-mounted Forklift Business in the six months ended June 30, 2000 and Fermec in the comparable 2001 period, net sales in the six months ended June 30, 2001 were down approximately 15% from the comparable period in 2000. The decline in sales was due largely to weaker performance in the articulated and rigid truck business, the material handler business and the aerial work platform business. The sales mix was approximately 12% parts for the six months ended June 30, 2001 and 10% in the comparable period in 2000, due to lower machine sales. Parts sales in the six months ended June 30, 2001 were $5.1 higher than the comparable period in 2000.

Net sales for Other in the six months ended June 30, 2001 primarily consists of the elimination of sales between the two segments. The primary reason for the decrease from the six months ended June 30, 2000 to the comparable period in 2001 is the decline in the sales of articulated and rigid trucks from Terex Europe to Terex Americas and Mining.

     Gross Profit

Gross profit for the six months ended June 30, 2001 decreased $44.5 million versus the comparable 2000 period, or approximately 22%, to $158.8 million. The decrease in gross profit is primarily due to the decrease in sales. Gross profit as a percentage of sales decreased slightly to 17.3% in the six months ended June 30, 2001 as compared to 17.7% in the prior year period.

Terex Americas and Mining's gross profit decreased approximately 23%, or $26.9 million, to $89.5 million for the six months ended June 30, 2001, compared to $116.4 million for the six months ended June 30, 2000. The decrease in gross profit is due primarily to the decline in sales in the mining and in the articulated and rigid truck businesses. The gross margin percentage increased to 15.8% in the six months ended June 30, 2001 as compared to 14.9% in 2000. Excluding the impact of acquisitions and divestitures, gross margin percentage increased to 15.7% in the six months ended June 30, 2001 from 14.7% in the comparable 2000 period.

Terex Europe's gross profit decreased $15.5 million, or approximately 18%, to $70.6 million for the six months ended June 30, 2001, compared to $86.1 million for the six months ended June 30, 2000. Excluding the results of the acquisitions and divestitures, gross profit in the six months ended June 30, 2001 decreased $12.9 million from the comparable period in 2000. The decrease in gross profit was a result primarily of weak performance in the articulated and rigid truck business, the material handler business and the aerial work platform business. Gross profit as a percentage of sales decreased to 15.5% from 16.8% in 2000. Excluding the results of the European Truck-mounted Forklift Business in 2000 and the results of Fermec in 2001, gross profit as a percentage of sales decreased slightly to 15.9% in the six months ended June 30, 2001 from 16.2% the comparable 2000 period.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $81.6 million for the six months ended June 30, 2001 from $84.8 million for the six months ended June 30, 2000, principally reflecting the effect of the divestiture of the Truck-mounted Forklift Business and continued cost control within the Terex Americas and Mining and Terex Europe businesses, offset somewhat by the businesses acquired in late 2000 and early 2001 and the Company's investments in its EarthKing subsidiary. As a percentage of sales, selling, general and administrative expenses increased to 8.9% for the six months ended June 30, 2001 as compared to 7.4% for the six months ended June 30, 2000, as a result of decreased sales.

Terex Americas and Mining's selling, general and administrative expenses decreased to $50.5 million for the six months ended June 30, 2001, from $51.7 million for the comparable period in 2000, principally due to the impact of Princeton, which was divested in September 2000, and cost reductions at other business units, offset somewhat by the impact of the businesses acquired in late 2000 and early 2001 and the Company's investments in EarthKing. Absent acquisitions and divestitures, selling, general and administrative expenses in the six months ended June 30, 2001 were $1.9 million less than the comparable period in 2000. As a percentage of sales, selling, general and administrative expenses increased to 8.9% for the six months ended June 30, 2001, as compared to 6.6% in the comparable 2000 period, principally due to the lower sales volume.

Terex Europe's selling, general and administrative expenses decreased to $31.4 million for the six months ended June 30, 2001 from $33.3 million for the six months ended June 30, 2000. This decrease in selling, general and administrative expenses was principally due to cost containment efforts, such as the closing of one of the Company's U.K. distribution facilities. As a percentage of sales, selling, general and administrative expenses for the quarter increased to 6.9% in the six months ended June 30, 2001 from 6.5% in the prior year period primarily due to the lower sales volume.

     Income from Operations

On a consolidated basis, the Company had income from operations of $77.2 million, or 8.4% of sales, for the six months ended June 30, 2001, compared to income from operations of $118.5 million, or 10.3% of sales, for the six months ended June 30, 2000.

Terex Americas and Mining's income from operations decreased by $25.7 million to $39.0 million, or 6.9% of sales, for the six months ended June 30, 2001 from $64.7 million, or 8.3% of sales, for the six months ended June 30, 2000. The decrease in income from operations and operating margins is primarily due to the decline in sales. Excluding the businesses acquired in late 2000 and early 2001, as well as those divested in September 2000, operating margin was 6.9% for the six months ended June 30, 2001, as compared to 8.1% in the prior year period.

Terex Europe's income from operations of $39.2 million for the six months ended June 30, 2001 was a decrease of $13.6 million from $52.8 million for the six months ended June 30, 2000. The decrease was due to the impact on operating income of the divestiture of the European Truck-mounted Forklift Business, as well as weak performance in the material handler business and the aerial work platform business, offset somewhat by the acquisition of Fermec in December 2000. Income from operations as a percentage of sales decreased to 8.6% for the six months ended June 30, 2001, from 10.3%. Excluding acquisitions and divestitures, income from operations was 9.1% of sales in the six months ended June 30, 2001 as compared to 9.9% in the comparable period in 2000.

     Net Interest Expense

During the six months ended June 30, 2001, the Company's net interest expense decreased $8.8 million to $40.4 million from $49.2 million for the comparable 2000 period. This decrease was primarily due to lower debt levels and lower interest rates in the six months ended June 30, 2001 versus the comparable period in 2000.

     Extraordinary Items

During the six months ended June 30, 2001, the Company recorded a charge of $2.3 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $89.7 million was used in operating activities during the six months ended June 30, 2001. Approximately $91 million was invested in working capital, primarily in the mining, tower crane and crushing and screening businesses. Net cash used in investing activities was $11.6 million during the six months ended June 30, 2001 and primarily represents the acquisition of the Jaques Group and capital expenditures. Net cash provided by financing activities was $120.7 million during the six months ended June 30, 2001, which primarily represents the net proceeds from the issuance of $300 million aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), net of approximately $194 million of principal repayments of the Company's long-term debt. Cash and cash equivalents totaled $198.5 million at June 30, 2001.

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

Because certain of the Company's obligations, including indebtedness under the Company's bank credit facility, will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $90 million of the principal amount of its indebtedness under its bank credit facility fixing interest at various rates between 9.23% and 9.44%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 141 and SFAS No. 142 beginning January 1, 2002. The Company is currently evaluating the impact of these pronouncements to determine the effect they will have on the Company's consolidated financial position and results of operations.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, British Pound, German Mark, French Franc, Irish Punt, Italian Lira and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2001, the Company had foreign currency contracts with a notional value of $4.9 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $0.1 million at June 30, 2001.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At June 30, 2001, the Company had approximately $90 million of interest rate swaps fixing interest rates between 9.23% and 9.44%. The fair market value of these arrangements, which represents the costs to settle these contracts, was a liability of approximately $2.0 million at June 30, 2001.

At June 30, 2001, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at June 30, 2001 would have increased interest expense by approximately $2 million in the six months ended June 30, 2001.

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

Item 2.       Changes in Securities and Use of Proceeds

Not applicable.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------


At the annual meeting of stockholders held May 15, 2001, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 28, 2001 voted to approve each of the two proposals included in the Company's proxy statement as follows:

                                                  Affirmative         Negative         Abstentions          Unvoted
                                                ----------------- ------------------ -----------------  -----------------
Proposal 1: To elect seven directors to hold
     office for one year or until their
     successors are duly elected and qualified:
                  Ronald M. DeFeo                  23,889,769          509,800             ---                ---
                  G. Chris Andersen                23,885,769          513,800             ---                ---
                  Don DeFossett                    23,889,494          510,075             ---                ---
                  William H. Fike                  23,798,119          601,450             ---                ---
                  Dr. Donald P. Jacobs             22,381,584        2,017,985             ---                ---
                  Marvin B. Rosenberg              23,886,965          512,604             ---                ---
                  David A. Sachs                   23,796,179          603,390             ---                ---

Proposal 2:  To ratify the selection of
     PricewaterhouseCoopers LLP as independent
     accountants of the Company for 2001:          24,147,267          227,507             24,795                1

Item 5.       Other Information

On June 28, 2001, the Company announced that it had signed a definitive merger agreement with CMI Corporation ("CMI"), whereby CMI would become a wholly-owned subsidiary of the Company. CMI, located in Oklahoma City, Oklahoma, is a manufacturer and marketer of mobile equipment and materials processing equipment used in the road building and construction industry. The merger agreement provides for an exchange of all of the outstanding shares of CMI common stock for shares of Terex common stock, at an exchange rate of 0.16 of a share of Terex common stock for each share of CMI common stock, subject to a downward adjustment if the consolidated net debt of CMI exceeds $75.25 million as of the end of the last business day of the last full week preceding the closing date. As a result of this transaction, the Company is expected to issue approximately
3.5 million shares. The merger is subject to CMI shareholder and regulatory approval.

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

              (b) Reports on Form 8-K.

               -    A report on Form 8-K dated  June 27,  2001 was filed on June
                    28,  2001,   announcing   that  the  Company  had  signed  a
                    definitive merger agreement with CMI Corporation.

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


                                                  TEREX CORPORATION
                                                  -----------------
                                                     (Registrant)


Date:  August 13, 2001                        /s/ Joseph F. Apuzzo
                                                 Joseph F. Apuzzo
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date:  August 13, 2001                        /s/ Kevin M. O'Reilly
                                                 Kevin M. O'Reilly
                                                 Controller
                                                 (Principal Accounting Officer)

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

4.1 Indenture dated as of June 30, 1998 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.6 of Amendment No. 1 to the Form S-4 Registration Statement of Terex Corporation, Registration No. 333-53561).

4.2 First Supplemental Indenture, dated as of September 23, 1998, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of June 30, 1998) (incorporated by reference to Exhibit 4.4 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.3 Second Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of June 30, 1998) (incorporated by reference to
         Exhibit 4.5 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.4 Third Supplemental Indenture, dated as of July 29, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of June 30, 1998) (incorporated by reference to
         Exhibit 4.6 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.5 Fourth Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of June 30, 1998) (incorporated by reference to Exhibit 4.7 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.6 Fifth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of June 30, 1998) (incorporated by reference to
         Exhibit 4.6 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

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

4.11 Fourth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.11 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.12 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

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

10.7 Terex Corporation 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

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

10.11 Amended and Restated Credit Agreement, dated as of March 29, 2001, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.12 Amended and Restated Tranche C Credit Agreement, dated as of March 29, 2001, among Terex Corporation, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

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

10.18 Underwriting Agreement, dated as of September 17, 1999, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
         Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated and filed with the Commission on September 18, 1999).

10.19 Stock Purchase Agreement between Raytheon Engineers & Constructors International, Inc. and Terex Corporation, dated as of July 19, 1999 (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.20 Stock Purchase Agreement between Terex Corporation and Hartford Capital Appreciation Fund, Inc., dated July 23, 1999 (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.21 Asset Purchase and Sale Agreement between Terex Corporation and Partek Acquisition Company, Inc., dated as of July 20, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.22 Share Purchase and Sale Agreement among Powerscreen International plc, Partek Cargotec Holding Ltd and, for purposes of Article 9 only, Moffett Engineering Limited, dated as of July 20, 2000 (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.23 Share Purchase and Sale Agreement among Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and, for purposes of
         Article 9 only, Kooi B.V., dated as of July 20, 2000 (incorporated by reference to Exhibit 3 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.24 Asset Purchase and Sale Agreement among PPM Deutschland GmbH Terex Cranes, Hiab GmbH and, for purposes of Section 2.3 only, Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and Kooi B.V., dated as of September 29, 2000 (incorporated by reference to Exhibit 4 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
         2000).

10.25 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit
         10.27 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.26 Registration Rights Agreement dated as of March 29, 2001 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.27 Agreement and Plan of Merger, dated as of June 27, 2001, by and among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2001 and filed with the Commission on June 28, 2001).

10.28 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
         10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.29 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.30 Amended and Restated Employment and Compensation Agreement, dated as of April 1, 2000, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No 1-10702).

10.31 Form of Change in Control and Severance Agreement dated as of April 1, 2000 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended June 30, 2000 of Terex Corporation, Commission File No. 1-10702).

12       Calculation of Ratio of Earnings to Fixed Charges. *

*        Exhibit filed with this document.