Form 10-Q
period 2001-09-30
TEREX CORP
filed 2001-11-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

Number of outstanding shares of common stock: 31.7 million as of November 12, 2001.


The Exhibit Index appears on page 38.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes") and $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). See Note K to the Company's September 30, 2001 Condensed Consolidated Financial Statements.

                            State or other jurisdiction of     I.R.S. employer
    Guarantor               incorporation or organization  identification number
    ---------               -----------------------------  ---------------------

 Terex Cranes, Inc.                       Delaware                  06-1513089
 PPM Cranes, Inc.                         Delaware                  39-1611683
 Koehring Cranes, Inc.                    Delaware                  06-1423888
 Terex-Telelect, Inc.                     Delaware                  41-1603748
 Terex-RO Corporation                      Kansas                   44-0565380
 Terex Paving, Inc.                       Delaware                  06-1503634
 Payhauler Corp.                          Illinois                  36-3195008
 The American Crane Corporation        North Carolina               56-1570091
 O & K Orenstein & Koppel, Inc.           Delaware                  58-2084520
 Amida Industries, Inc.                South Carolina               57-0531390
 Cedarapids, Inc.                           Iowa                    42-0332910
 Standard Havens, Inc                     Delaware                  43-0913249
 Standard Havens Products, Inc.           Delaware                  43-1435208
 BL-Pegson USA, Inc.                     Connecticut                31-1629830
 Benford America, Inc.                    Delaware                  76-0522879
 Coleman Engineering, Inc.                Tennessee                 62-0949893
 EarthKing, Inc.                          Delaware                  06-1572433
 Finlay Hydrascreen USA, Inc.            New Jersey                 22-2776883
 Powerscreen Holdings USA Inc.            Delaware                  61-1265609
 Powerscreen International LLC            Delaware                  61-1340898
 Powerscreen North America Inc.           Delaware                  61-1340891
 Powerscreen USA, LLC                     Kentucky                  31-1515625
 Royer Industries, Inc.                 Pennsylvania                24-0708630
 Terex Bartell, Inc.                      Delaware                  34-1325948
 CMI Terex Corporation                    Oklahoma                  73-0519810


                                                                        Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

    TEREX CORPORATION
       Condensed Consolidated Statement of Operations --
           Three months and nine months ended September 30, 2001 and 2000......4
       Condensed Consolidated Balance Sheet - September 30, 2001 and
           December 31, 2000...................................................5
       Condensed Consolidated Statement of Cash Flows --
           Nine months ended September 30, 2001 and 2000.......................6
       Notes to Condensed Consolidated Financial Statements --
           September 30, 2001..................................................7

    PPM CRANES, INC.
       Condensed Consolidated Statement of Operations --
           Three months and nine months ended September 30, 2001 and 2000.....20
       Condensed Consolidated Balance Sheet - September 30, 2001 and
           December 31, 2000..................................................21
       Condensed Consolidated Statement of Cash Flows --
           Nine months ended September 30, 2001 and 2000......................22
       Notes to Condensed Consolidated Financial Statements --
           September 30, 2001.................................................23

 Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................25
 Item 3  Quantitative and Qualitative Disclosures About Market Risk...........33

                                                                        Page No.

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings..................................................35
   Item 2  Changes in Securities and Use of Proceeds..........................35
   Item 3  Defaults Upon Senior Securities....................................35
   Item 4  Submission of Matters to a Vote of Security Holders................35
   Item 5  Other Information..................................................35
   Item 6  Exhibits and Reports on Form 8-K...................................36

SIGNATURES....................................................................37
----------
EXHIBIT INDEX.................................................................38
-------------

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                 For the Three Months        For the Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                              --------------------------- ---------------------------
                                                                  2001          2000          2001          2000
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    453.7    $    475.1    $  1,370.4    $  1,622.1
Cost of goods sold............................................     408.2         388.4       1,166.1       1,332.1
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................      45.5          86.7         204.3         290.0
Selling, general and administrative expenses..................      41.8          39.3         123.4         124.1
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................       3.7          47.4          80.9         165.9

Other income (expense):
     Interest income..........................................       2.8           1.6           6.6           4.1
     Interest expense.........................................     (21.9)        (26.0)        (66.1)        (77.7)
     Gain on sale in businesses...............................     ---            57.2         ---            57.2
     Other income (expense) - net.............................      (0.6)         (0.2)         (1.5)         (1.8)
                                                              ------------- ------------- ------------- -------------

     Income (loss) before income taxes and extraordinary items     (16.0)         80.0          19.9         147.7
Provision for income taxes....................................       5.1         (30.3)         (6.4)        (51.9)
                                                              ------------- ------------- ------------- -------------

     Income (loss) before extraordinary items.................     (10.9)         49.7          13.5          95.8
Extraordinary loss on retirement on debt......................     ---           ---            (2.3)        ---
                                                              ------------- ------------- ------------- -------------

Net income (loss).............................................$    (10.9)   $     49.7    $     11.2    $     95.8
                                                              ============= ============= ============= =============



Per common share:
    Basic:
      Income (loss) before extraordinary items................$    (0.41)   $     1.84    $      0.50   $      3.51
      Extraordinary loss on retirement of debt................    ---           ---             (0.08)       ---
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$    (0.41)   $     1.84    $      0.42   $      3.51
                                                              ============= ============= ============= =============

    Diluted:
      Income (loss) before extraordinary items................$    (0.41)   $     1.79    $      0.48   $      3.41
      Extraordinary loss on retirement of debt................    ---           ---             (0.08)       ---
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$    (0.41)   $     1.79    $      0.40   $      3.41
                                                              ============= ============= ============= =============


Weighted average number shares outstanding in per share calculation:
        Basic.................................................      26.9          27.0          26.9          27.3
        Diluted...............................................      26.9          27.8          27.7          28.1



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                         (in millions, except par value)


                                                                                    September 30,      December 31,
                                                                                         2001              2000
                                                                                   ----------------- -----------------
Assets
  Current assets
    Cash and cash equivalents...................................................   $       260.8     $       181.4
    Trade receivables (net of allowance of $7.3 at September 30, 2001
      and $6.3 at December 31, 2000)............................................           349.8             360.2
    Inventories.................................................................           656.6             598.1
    Deferred taxes..............................................................            51.5              51.0
    Other current assets........................................................            54.1              51.7
                                                                                   ----------------- -----------------
        Total current assets....................................................         1,372.8           1,242.4
  Long-term assets
    Property, plant and equipment...............................................           137.0             153.9
    Goodwill....................................................................           484.1             491.4
    Deferred taxes..............................................................            27.2              21.2
    Other assets................................................................           104.9              74.8
                                                                                   ----------------- -----------------

  Total assets..................................................................   $     2,126.0     $     1,983.7
                                                                                   ================= =================

Liabilities and Stockholders' Equity
  Current liabilities
    Notes payable and current portion of long-term debt.........................   $        28.9     $        20.5
    Trade accounts payable......................................................           322.5             311.2
    Accrued compensation and benefits...........................................            28.7              25.9
    Accrued warranties and product liability....................................            63.1              65.2
    Other current liabilities...................................................           168.4             152.8
                                                                                   ----------------- -----------------
        Total current liabilities...............................................           611.6             575.6
  Non-current liabilities
    Long-term debt, less current portion........................................         1,009.2             882.0
    Other.......................................................................            63.3              74.6

  Commitments and contingencies

  Stockholders' equity
    Equity rights...............................................................             0.7               0.7
    Common stock, $.01 par value - authorized 150.0 shares; issued 28.0 and 27.9
      shares at September 30, 2001 and December 31, 2000, respectively..........             0.3               0.3
    Additional paid-in capital..................................................           360.9             358.9
    Retained earnings...........................................................           198.3             187.1
    Accumulated other comprehensive income......................................          (100.8)            (78.5)
    Less cost of shares of common stock in treasury (1.1 shares)................           (17.5)            (17.0)
                                                                                   ----------------- -----------------
        Total stockholders' equity..............................................           441.9             451.5
                                                                                   ----------------- -----------------

  Total liabilities and stockholders' equity....................................   $     2,126.0     $     1,983.7
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

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                 ---------------------------
                                                                                      2001         2000
                                                                                 ---------------------------
 Operating Activities
    Net income..................................................................  $     11.2     $    95.8
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
         Depreciation...........................................................        16.2          16.6
         Amortization...........................................................        13.0          14.8
         Extraordinary loss on retirement of debt...............................         2.3         ---
         Gain on sale of businesses.............................................       ---           (34.2)
         Gain on sale of fixed assets...........................................        (1.3)         (0.4)
         Restructuring charges..................................................        19.5         ---
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables....................................................        13.8           5.9
           Inventories..........................................................       (56.4)         32.5
           Trade accounts payable...............................................         5.4          34.7
           Other, net...........................................................       (47.7)        (34.0)
                                                                                  -------------- -------------

              Net cash provided by (used in) operating activities...............       (24.0)        131.7

                                                                                  -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired.............................       (10.4)         (4.1)
    Proceeds from sale of businesses............................................       ---           144.3
    Capital expenditures........................................................        (9.3)        (17.7)
    Proceeds from sale of assets................................................         3.7           9.2
    Other.......................................................................        (3.4)        ---
                                                                                  -------------- -------------
              Net cash provided by (used in) investing activities...............       (19.4)        131.7
                                                                                  -------------- -------------


 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs.............       287.9         ---
    Principal repayments of long-term debt......................................      (194.2)        (58.3)
    Net borrowings (repayments) under revolving line of credit agreements.......        29.2         (56.0)
    Purchase of common stock held in treasury...................................       ---           (14.7)
    Other.......................................................................        (1.0)         (3.3)
                                                                                  -------------- -------------
              Net cash provided by (used in) financing activities...............       121.9        (132.3)
                                                                                  -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents...................         0.9          (3.6)
                                                                                  -------------- -------------


 Net Increase in Cash and Cash Equivalents......................................        79.4         127.5

 Cash and Cash Equivalents at Beginning of Period...............................       181.4         133.3
                                                                                  -------------- -------------

 Cash and Cash Equivalents at End of Period.....................................  $    260.8     $   260.8
                                                                                  ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)
                      (in millions, unless otherwise noted)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Cash and cash equivalents at September 30, 2001 and December 31, 2000 include $7.9 and $11.7, respectively, which was not immediately available for use.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 141 and SFAS No. 142 beginning January 1, 2002. The Company is currently evaluating the impact of these pronouncements to determine the effect they will have on the Company's consolidated financial position and results of operations. During the nine months ended September 30, 2001, the Company incurred goodwill amortization expenses of $9.8.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year. The Company is currently evaluating SFAS No. 144 to assess its impact on the Company's consolidated financial statements.

NOTE B -- ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes.

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

During the three months and nine months ended September 30, 2001, ineffectiveness related to cash flow hedges was not material. The Company is hedging forecasted transactions for periods not exceeding the next eighteen months. The Company expects $4.0 reported in accumulated other comprehensive income to be reclassified to the consolidated statement of operations within the next twelve months.

During the three months and nine months ended September 30, 2001, accumulated other comprehensive income increased by $5.2 and $3.9, respectively, net of income taxes, which was all due to hedging transactions; there were no amounts reclassified to the consolidated statement of operations.

For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE C - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, the Company announced that a number of its production facilities would reduce staff, seven facilities would be closed and that other additional non-recurring expenses would be incurred. The restructuring program is designed to maximize factory utilization and to leverage common purchasing, engineering and marketing operations in the Americas and Europe. The majority of facility closures will occur in 2001 and the plan is expected to be fully implemented by the end of the first quarter of 2002.

The Company recorded costs of $28.7 during the third quarter of 2001 for severance and closing costs related to these actions as well as other non-recurring expenses. The severance costs, totaling approximately $6, are for the elimination of approximately 725 positions in connection with the aforementioned plant closures and staff reductions. Other costs, totaling approximately $23, include asset write-offs and plant closure costs of which approximately $19 represents non-cash charges. These costs have been included in cost of sales ($24.8) and selling, general and administrative expenses ($3.9) in the condensed consolidated statement of operations. As of September 30, 2001, approximately $10 representing future cash costs have been accrued; cash payments will take place primarily in the fourth quarter of 2001 and are expected to be completed by the end of the first quarter of 2002.

NOTE D -- DEBT ISSUANCE


On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities from $125 to $300. The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act.


NOTE E -- INVENTORIES

Inventories consist of the following:

                                             September 30,      December 31,
                                                 2001              2000
                                           ----------------- ----------------
Finished equipment........................  $      220.6      $      215.1
Replacement parts.........................         173.9             161.9
Work-in-process...........................          86.9              63.9
Raw materials and supplies................         175.2             157.2
                                            ---------------- -----------------
Inventories...............................  $      656.6      $      598.1
                                            ================ =================


NOTE F -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                              September 30,      December 31,
                                                  2001              2000
                                            ----------------- -----------------
Property...................................  $       18.7     $        20.8
Plant......................................          91.3              87.9
Equipment..................................         109.1             118.6
                                             ---------------- -----------------
                                                    219.1             227.3
Less:  Accumulated depreciation............         (82.1)            (73.4)
                                             ---------------- -----------------
Net property, plant and equipment..........  $      137.0     $       153.9
                                             ================ =================


NOTE G -- EARNINGS PER SHARE

                                                         Three Months Ended September 30,
                                                          (in millions, except per share data)
                                                -------------------------------------------------------------------------
                                                                 2001                                2000
                                                -------------------------------------------------------------------------
                                                                        Per-Share                            Per-Share
                                                  Income      Shares      Amount       Income      Shares     Amount
                                                ---------- ----------- ------------ ----------- ----------- ------------
   Basic earnings per share
       Income (loss) before extraordinary
        items.................................  $   (10.9)       26.9    $   (0.41)  $    49.7        27.0   $    1.84

   Effect of dilutive securities
       Warrants..............................s      ---         ---                      ---           0.1
       Stock Options..........................      ---         ---                      ---           0.5
       Equity Rights..........................      ---         ---                      ---           0.2
                                                ---------- -----------              ----------- -----------

   Income (loss) before extraordinary items
       - diluted..............................  $   (10.9)       26.9    $   (0.41)  $    49.7        27.8   $    1.79
                                                ========== =========== ============ =========== =========== ============



                                                            Nine Months Ended September 30,
                                                          (in millions, except per share data)
                                                -------------------------------------------------------------------------
                                                                2001                                2000
                                                -------------------------------------------------------------------------
                                                                        Per-Share                           Per-Share
                                                  Income      Shares      Amount       Income      Shares      Amount
                                                ---------- ----------- ------------ ----------- ----------- ------------
   Basic earnings per share
       Income (loss) before extraordinary
         items................................  $    13.5        26.9    $    0.50   $    95.8        27.3   $     3.51

   Effect of dilutive securities
       Warrants...............................      ---         ---                      ---           0.1
       Stock Options..........................      ---           0.7                    ---           0.5
       Equity Rights..........................      ---           0.1                    ---           0.2
                                                ---------- -----------                --------- -----------

   Income (loss) before extraordinary items
       - diluted..............................  $    13.5        27.7    $    0.48   $    95.8        28.1   $     3.41
                                                ========== =========== ============ =========== =========== ============




Options to purchase 1,288 thousand, 542 thousand, 795 thousand and 561 thousand shares of common stock were outstanding during the three months and nine months ended September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of options was greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

NOTE H -- STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, deferred gains and losses resulting from derivative hedging transactions and minimum pension liability adjustments. For the three months and nine months ended September 30, 2001 and 2000, total non-shareowner changes in equity were as follows.

                                                For the Three Months           For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                              ----------------------------  ----------------------------
                                                  2001             2000            2001          2000
                                              ------------- --------------  --------------- ------------
   Net income (loss)..........................$    (10.9)     $    49.7       $   11.2       $   95.8
   Other comprehensive income:
        Translation adjustment................      23.3          (24.1)          (26.2)         (69.4)
        Pension liability adjustment..........     ---            ---            ---            ---
        Derivative hedging adjustment.........       5.2          ---              3.9          ---
                                              -------------- -------------  ------------- -------------
   Comprehensive income.......................$     17.6      $    25.6       $  (11.1)      $   26.4
                                              ============== =============  ============= =============


In March 2000, the Company's Board of Directors authorized the purchase of up to
2.0 shares of the Company's outstanding common stock. No shares were purchased during the nine months ended September 30, 2001. As of September 30, 2001, the Company had acquired 1.3 shares at a total cost of $20.2. During the fourth quarter of 2000, the Company reissued from Treasury 0.2 shares of its common stock as partial payment for an acquired company. As of September 30, 2001, the Company held 1.1 shares of its common stock in Treasury.


NOTE I -- LITIGATION AND CONTINGENCIES

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

NOTE J -- BUSINESS SEGMENT INFORMATION


On April 23, 2001, the Company announced that it was implementing a new organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments: (i) Terex Americas and (ii) Terex Mining. Therefore, commencing in the third quarter of 2001, the Company began operating primarily in three business segments: (i) Terex Americas, (ii) Terex Europe, and
(iii) Terex Mining. All prior periods have been restated to reflect results based on the three current business segments.

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. The 2001 results for Terex Americas include the operations of Jaques International and its affiliates since January 24, 2001, its date of acquisition. The 2000 results for Terex Americas include the operations of the Company's Princeton division which was sold on September 30, 2000. The results for the three months and nine months ended September 30, 2000 do not include the operations of Coleman Engineering, Inc., since it was acquired on October 23, 2000.

Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. The 2001 results for Terex Europe include the operations of Fermec Manufacturing Limited and its affiliates since December 28, 2000, its date of acquisition. The 2000 results for Terex Europe include the operations of Moffett Engineering Limited and the Company's Kooi division, which were sold on September 30, 2000.

Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Germany and certain sales offices in Australia, South America and Africa.

Included in Other are the eliminations among the segments, as well as general and corporate items for the three months and nine months ended September 30, 2001 and 2000. Industry segment information is presented below:



                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                       ----------------------------- --------------------------

                                                          2001            2000          2001          2000
                                                       -------------- -------------- ------------ -------------
Sales
  Terex Americas.....................................  $     187.8    $     252.0    $    661.6    $   845.8
  Terex Europe.......................................        214.1          205.3         669.0        716.7
  Terex Mining.......................................         91.7           60.8         183.5        249.8
  Other..............................................        (39.9)         (43.0)       (143.7)      (190.2)
                                                       -------------- -------------- ------------ -------------
    Total............................................  $     453.7    $     475.1    $  1,370.4    $ 1,622.1
                                                       ============== ============== ============ =============

Income (Loss) from Operations
  Terex Americas.....................................  $       0.6    $      29.2    $     37.5    $    85.6
  Terex Europe.......................................         (5.6)          21.2          33.6         74.0
  Terex Mining.......................................          8.9           (4.8)         11.0          3.5
  Other..............................................         (0.2)           1.8          (1.2)         2.8
                                                       -------------- -------------- ------------ -------------
    Total............................................  $       3.7    $      47.4    $     80.9    $   165.9
                                                       ============== ============== ============ =============


NOTE K -- CONSOLIDATING FINANCIAL STATEMENTS


On March 29, 2001, the Company issued and sold the 10-3/8% Notes. On March 31, 1998 and March 9, 1999, the Company issued and sold $150 aggregate principal amount and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of September 30, 2001, the 10-3/8% Notes and 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Terex Paving, Inc., Payhauler Corp., O & K Orenstein &
Koppel,   Inc.,  The  American  Crane  Corporation,   Amida  Industries,   Inc.,
Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc. and Terex Bartell, Inc. The 10-3/8% Notes and the 8-7/8% Notes are each also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      74.3   $     193.7   $     10.2    $    297.8    $   (122.3)   $     453.7
   Cost of goods sold...................        68.4         177.1         10.5         272.3        (120.1)         408.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         5.9          16.6         (0.3)         25.5          (2.2)          45.5
   Selling, general & administrative
     expenses ..........................         4.5          11.4          1.6          24.3         ---             41.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         1.4           5.2         (1.9)          1.2          (2.2)           3.7
  Interest income.......................         0.9          (0.1)       ---             2.0         ---              2.8
  Interest expense......................        (6.8)         (3.7)        (0.9)        (10.5)        ---            (21.9)
  Income (loss) from equity investees...       (16.9)        ---          ---           ---            16.9          ---
  Other income (expense) - net..........        (0.5)         (2.5)       ---             2.4         ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................       (21.9)         (1.1)        (2.8)         (4.9)         14.7          (16.0)
  Provision for income taxes............        11.0          (0.4)       ---            (5.5)        ---              5.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items       (10.9)         (1.5)        (2.8)        (10.4)         14.7          (10.9)
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     (10.9)  $      (1.5)  $     (2.8)   $    (10.4)   $     14.7    $     (10.9)
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      67.9   $     158.9   $     19.3    $    264.9    $    (35.9)   $     475.1
   Cost of goods sold...................        58.9         130.5         16.8         218.1         (35.9)         388.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         9.0          28.4          2.5          46.8         ---             86.7
   Selling, general & administrative
     expenses...........................         8.1           4.1          1.7          25.4         ---             39.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         0.9          24.3          0.8          21.4         ---             47.4
  Interest income.......................         1.3          (0.1)       ---             0.4         ---              1.6
  Interest expense......................        (4.6)         (4.9)        (1.5)        (15.0)        ---            (26.0)
  Gain on sale of businesses............        10.3         ---          ---            46.9         ---             57.2
  Income (loss) from equity investees...        61.5         ---          ---           ---           (61.5)         ---
  Other income (expense) - net..........         1.3          (0.3)       ---            (1.2)        ---             (0.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and           70.7          19.0         (0.7)         52.5         (61.5)          80.0
  extraordinary items...................
  Provision for income taxes............       (21.0)         (0.1)       ---            (9.2)        ---            (30.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations       49.7          18.9         (0.7)         43.3         (61.5)          49.7
  before extraordinary items............
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      49.7   $      18.9   $     (0.7)   $     43.3    $    (61.5)   $      49.7
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     154.7   $     515.4   $     36.8    $    826.7    $   (163.2)   $   1,370.4
   Cost of goods sold...................       147.4         445.1         33.1         701.5        (161.0)       1,166.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         7.3          70.3          3.7         125.2          (2.2)         204.3
   Selling, general & administrative
     expenses...........................        14.3          30.5          7.2          71.4         ---            123.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (7.0)         39.8         (3.5)         53.8          (2.2)          80.9
  Interest income.......................         2.9           0.2        ---             3.5         ---              6.6
  Interest expense......................       (18.2)        (10.2)        (3.7)        (34.0)        ---            (66.1)
  Income (loss) from equity investees...        28.9         ---          ---            (0.1)        (28.8)         ---
  Other income (expense) - net..........         0.4          (3.1)        (0.1)          1.3         ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         7.0          26.7         (7.3)         24.5         (31.0)          19.9
  Provision for income taxes............         5.2          (0.8)       ---           (10.8)        ---             (6.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        12.2          25.9         (7.3)         13.7         (31.0)          13.5
Extraordinary loss on retirement of debt        (1.0)         (0.6)       ---            (0.7)        ---             (2.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      11.2   $      25.3   $     (7.3)   $     13.0    $    (31.0)   $      11.2
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     289.0   $     504.6   $     51.8    $    955.6    $   (178.9)   $   1,622.1
   Cost of goods sold...................       255.7         421.9         45.1         786.7        (177.3)       1,332.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        33.3          82.7          6.7         168.9          (1.6)         290.0
   Selling, general & administrative
     expenses...........................        17.5          24.8          4.8          77.0         ---            124.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        15.8          57.9          1.9          91.9          (1.6)         165.9
  Interest income.......................         2.8           0.2        ---             1.1         ---              4.1
  Interest expense......................       (15.2)        (14.8)        (4.3)        (43.4)        ---            (77.7)
  Gain on sale of businesses............        10.3         ---          ---            46.9         ---             57.2
  Income (loss) from equity investees...       121.1         ---          ---           ---          (121.1)         ---
  Other income (expense) - net..........         1.7          (0.9)        (0.1)         (2.5)        ---             (1.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary expenses................       136.5          42.4         (2.5)         94.0        (122.7)         147.7
  Provision for income taxes............       (40.7)         (0.3)       ---           (10.9)        ---            (51.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        95.8          42.1         (2.5)         83.1        (122.7)          95.8
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      95.8   $      42.1         (2.5)         83.1        (122.7)   $      95.8
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          -------------- ------------- ------------- --------------------------- ---------------
Assets
   Current assets
     Cash and cash equivalents..........   $    146.8    $      1.2    $     0.1     $     112.7   $    ---      $     260.8
     Trade receivables..................         17.2          94.6         10.1           227.9        ---            349.8
     Intercompany receivables...........         17.1          24.8          3.1            63.8       (108.8)         ---
     Inventories........................         82.7         191.9         25.7           369.2        (12.9)         656.6
     Current deferred tax assets........         51.1           0.4        ---             ---          ---             51.5
     Other current assets...............         16.0           1.8          0.8            35.5        ---             54.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        330.9         314.7         39.8           809.1       (121.7)       1,372.8
   Long-term assets
     Property, plant and equipment......          8.8          45.4          0.3            82.5        ---            137.0
     Investment in and advances to
       (from) subsidiaries..............        414.1        (154.8)         2.1          (169.1)       (92.3)         ---
     Goodwill...........................          4.4         172.5         11.0           296.2        ---            484.1
     Deferred taxes.....................         26.6         ---          ---               0.6        ---             27.2
     Other assets.......................         17.7          42.6          0.8            43.8        ---            104.9
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $    802.5    $    420.4    $    54.0     $   1,063.1   $   (214.0)   $   2,126.0
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      0.4    $      0.6    $     0.3     $      27.6   $    ---      $      28.9
     Trade accounts payable.............         35.9          59.0          9.3           218.3        ---            322.5
     Intercompany payables..............         12.7           8.1         14.3            73.7       (108.8)         ---
     Accruals    and    other     current
       liabilities......................         67.7          43.2         10.8           138.5        ---            260.2
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        116.7         110.9         34.7           458.1       (108.8)         611.6
   Non-current liabilities
     Long-term debt, less current portion       228.8         172.1         62.5           545.8        ---          1,009.2
     Other..............................         15.1          11.1          0.7            36.4        ---             63.3
   Stockholders' equity (deficit).......        441.9         126.3        (43.9)           22.8       (105.2)         441.9
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $    802.5    $    420.4    $    54.0     $   1,063.1   $   (214.0)   $   2,126.0
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ ------------------------------
Net cash provided by (used in)
   operating activities.................   $    (41.1)   $    (17.4)    $    0.5     $     34.0    $    ---      $     (24.0)
                                           ------------- ------------- ------------- ------------ -------------- -------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................         (5.3)        ---          ---             (5.1)        ---            (10.4)
   Capital expenditures.................         (0.9)         (3.1)       ---             (5.3)        ---             (9.3)
   Proceeds from sale of businesses.....        ---           ---          ---            ---           ---            ---
   Proceeds from sale of assets.........          0.3         ---          ---              3.4         ---              3.7
   Other................................        ---           ---          ---             (3.4)        ---             (3.4)
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (5.9)         (3.1)       ---            (10.4)        ---            (19.4)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        123.8          74.9        ---             89.2         ---            287.9
   Principal repayments of long-term debt       (38.5)        (53.4)        (0.5)        (101.8)        ---           (194.2)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---           --             29.2         ---             29.2
   Purchase of common stock held in
     treasury...........................        ---           ---          ---            ---           ---            ---
   Other................................         (0.2)         (0.1)       ---             (0.7)        ---             (1.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
        financing activities............         85.1          21.4         (0.5)          15.9         ---            121.9
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and            ---           ---          ---              0.9                          0.9
   cash equivalents.....................                                                                ---
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash         38.1           0.9        ---             40.4                         79.4
   equivalents..........................                                                                ---
Cash and cash equivalents, beginning of
   period...............................        108.7           0.3          0.1           72.3         ---            181.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    146.8    $      1.2    $     0.1     $    112.7    $    ---      $     260.8
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -------------- --------------
Net cash provided by (used in)
   operating activities.................   $     61.4     $     1.1     $    1.1      $    68.1    $    ---      $   131.7
                                           ------------- ------------- ------------- ------------ -------------- --------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................        ---            (0.5)       ---             (3.6)        ---           (4.1)
   Capital expenditures.................         (2.2)         (8.1)        (0.3)          (7.1)        ---          (17.7)
   Proceeds from sale of businesses.....         51.8         ---          ---             92.5         ---          144.3
   Proceeds from sale of assets.........        ---             6.6        ---              2.6         ---            9.2
   Other................................        ---           ---          ---            ---           ---          ---
                                           ------------- ------------- ------------- ------------ ------------- ---------------
       Net cash provided by (used in)
         investing activities...........         49.6          (2.0)        (0.3)          84.4         ---          131.7
                                           ------------- ------------- ------------- ------------ ------------- ---------------
Financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---          ---
   Principal repayments of long-term debt       (45.6)        ---           (0.8)         (11.9)        ---          (58.3)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---          ---            (56.0)        ---          (56.0)
   Purchase of common stock held in
     treasury...........................        (14.7)        ---          ---            ---           ---          (14.7)
   Other................................         (0.8)        ---          ---             (2.5)        ---           (3.3)
                                           ------------- ------------- ------------- ------------ ------------- ---------------
      Net cash provided by (used in)
        financing activities............        (61.1)        ---           (0.8)         (70.4)        ---         (132.3)
                                           ------------- ------------- ------------- ------------ ------------- ---------------
Effect of exchange rates on cash and            ---           ---          ---             (3.6)                      (3.6)
   cash equivalents.....................                                                                ---
                                           ------------- ------------- ------------- ------------ ------------- ---------------
Net increase (decrease) in cash and cash         49.9          (0.9)       ---             78.5                      127.5
   equivalents..........................                                                                ---
Cash and cash equivalents, beginning of
   period...............................         64.3           1.7          0.1           67.2         ---          133.3
                                           ------------- ------------- ------------- ------------ ------------- ---------------
Cash and cash equivalents,
   end of period........................   $    114.2    $      0.8    $     0.1     $    145.7    $    ---      $   260.8
                                           ============= ============= ============= ============ ============= ===============

NOTE L - SUBSEQUENT EVENT


On October 1, 2001, the Company completed the acquisition of CMI Corporation, now known as CMI Terex Corporation, and its affiliates ("CMI"). CMI, located in Oklahoma City, Oklahoma, is a manufacturer and marketer of mobile equipment and materials processing equipment used in the road building and heavy construction industry. The merger agreement provided for an exchange of all of the outstanding shares of CMI common stock for shares of Terex common stock, at an exchange rate of 0.16 of a share of Terex common stock for each share of CMI common stock. Accordingly, the Company has issued approximately 3.6 shares of Terex common stock in connection with the merger. CMI now operates as a subsidiary of the Company and has become a Wholly-owned Guarantor of the 10-3/8% Notes and the 8-7/8% Notes.

The Company has announced its intention to close four of CMI's existing facilities and consolidate the work in CMI's Oklahoma City location. These closures will eliminate approximately 500 positions and are expected to be completed during the first quarter of 2002.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                  (in millions)


                                                     For the Three Months Ended      For the Nine Months
                                                            September 30,            Ended September 30,
                                                     --------------------------- ----------------------------
                                                         2001          2000          2001          2000
                                                     ------------- ------------- ------------- --------------

Net sales............................................$     10.2    $     19.3    $     36.8    $     51.8
Cost of goods sold...................................      10.5          16.8          33.1          45.1
                                                     ------------- ------------- ------------- --------------

     Gross profit....................................      (0.3)          2.5           3.7           6.7

Selling, general and administrative expenses.........       1.6           1.7           7.2           4.8
                                                     ------------- ------------- ------------- --------------

     Income (loss) from operations...................      (1.9)          0.8          (3.5)          1.9

Other income (expense):
     Interest expense................................      (0.9)         (1.5)         (3.7)         (4.3)
     Amortization of debt issuance costs.............     ---           ---            (0.1)         (0.1)
                                                     ------------- ------------- ------------- --------------

Loss before income taxes.............................      (2.8)         (0.7)         (7.3)         (2.5)
Provision for income taxes...........................     ---           ---           ---           ---
                                                     ------------- ------------- ------------- --------------

Net loss.............................................$     (2.8)   $     (0.7)   $     (7.3)   $     (2.5)
                                                     ============= ============= ============= ==============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                       (in millions, except share amounts)

                                                                          September 30,    December 31,
                                                                              2001              2000
                                                                         --------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $       0.1    $      0.1
   Trade accounts receivables (net of allowance of $0.7 at September
     30, 2001 and $0.7 at December 31, 2000)...........................         10.1           8.7
   Inventories.........................................................         25.7          16.3
   Due from affiliates.................................................          3.1          17.5
   Due from Terex Corporation..........................................          2.1         ---
   Other current assets ...............................................          0.8           0.3
                                                                         -------------- --------------
     Total current assets..............................................         41.9          42.9
Long-term assets:
   Property, plant and equipment.......................................          0.3           0.6
   Goodwill............................................................         11.0          11.9
   Other assets........................................................          0.8           0.7
                                                                         -------------- --------------

Total assets...........................................................  $      54.0    $     56.1
                                                                         ============== ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $       9.3    $     10.2
   Accrued warranties and product liability............................          4.9           5.5
   Accrued expenses....................................................          5.9           1.9
   Due to affiliates...................................................         14.3           9.3
   Due to Terex Corporation............................................        ---             1.7
   Current portion of long-term debt...................................          0.3           0.5
                                                                         -------------- --------------
     Total current liabilities.........................................         34.7          29.1

Non-current liabilities:
   Long-term debt, less current portion................................         62.5          62.6
   Other...............................................................          0.7           1.0

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......        ---           ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........        ---           ---
   Accumulated deficit.................................................        (43.9)        (36.6)
   Accumulated other comprehensive income..............................        ---           ---
                                                                         -------------- --------------
      Total shareholders' deficit......................................        (43.9)        (36.6)
                                                                         -------------- --------------

Total liabilities and shareholders' deficit............................  $      54.0    $     56.1
                                                                         ============== ==============


     The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)



                                                            For the Nine Months
                                                             Ended September 30,
                                                            --------------------
                                                              2001       2000
                                                            ---------- --------
OPERATING ACTIVITIES
   Net loss................................................ $  (7.3)   $ (2.5)
   Adjustments to reconcile net loss to cash provided
     by operating activities:
       Depreciation and amortization.......................     1.1       1.1
       Changes in operating assets and liabilities:
         Trade accounts receivable.........................    (1.4)      6.7
         Inventories.......................................    (9.4)      2.3
         Trade accounts payable............................    (0.9)      1.0
         Net amounts due to affiliates.....................    15.9      (8.1)
         Other, net........................................     2.5       0.6
                                                            ---------- ---------
           Net cash provided by operating activities.......     0.5       1.1
                                                            ---------- ---------

INVESTING ACTIVITIES
  Capital Expenditures.....................................   ---        (0.3)
                                                            ---------- ---------
     Net cash used in investing activities.................   ---        (0.3)
                                                            ---------- ---------

FINANCING ACTIVITIES
  Principal repayments of long-term debt...................    (0.5)     (0.8)
                                                            ---------- ---------
     Net cash used in financing activities.................    (0.5)     (0.8)
                                                            ---------- ---------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS...............................   ---       ---
                                                            ---------- ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS....................   ---       ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........     0.1       0.1
                                                            ---------- ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................. $   0.1    $  0.1
                                                            ========== =========



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)
                     (in millions unless otherwise denoted)


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


In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000.


The condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, PPM Far East Pte. Ltd. All material intercompany transactions and profits have been eliminated.

NOTE 2 - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, the Terex Corporation announced that a number of its production facilities would be consolidated, and some facilities would be closed (including PPM's Conway facility) and that other additional non-recurring expenses would be incurred. PPM will transfer its operations to Terex Corporation's Waverly, Iowa location. These actions are designed to maximize factory utilization and to leverage common purchasing, engineering and marketing operations. The PPM facility closure is expected to occur in 2001.

PPM recorded costs of $2.7 during the third quarter of 2001 for severance and closing costs related to these actions as well as other non-recurring expenses. The severance costs, totaling $0.5, are for the elimination of approximately 42 positions in connection with the plant closure. Other costs totaling $2.2 include asset write offs and plant closing costs of which approximately $0.9 represents non-cash charges. These costs have been included in cost of sales ($24.8) and selling, general and administrative expenses ($0.5) in the condensed consolidated statement of operations. As of September 30, 2001, all of these costs have been accrued; cash payments will take place primarily in the fourth quarter of 2001 and are expected to be completed by the end of the first quarter of 2002.

NOTE 3 -- Inventories

Inventories consist of the following:

                                                September 30,     December 31,
                                                     2001             2000
                                               ----------------- ---------------
Finished equipment............................  $     13.4       $      4.4
Replacement parts.............................         6.2              6.2
Work in process...............................         0.7              0.7
Raw materials and supplies....................         5.4              5.0
                                                --------------- ---------------
Inventories...................................  $     25.7       $     16.3
                                                =============== ===============

NOTE 4 -- Property, Plant and Equipment

Property, plant and equipment consists of the following:
                                                  September 30,     December 31,
                                                      2001              2000
                                               ----------------- ---------------
Property, plant and equipment.................  $      0.8       $      0.8
Less:  Accumulated depreciation...............        (0.5)            (0.2)
                                                --------------- ----------------
Net property, plant and equipment.............  $      0.3       $      0.6
                                                =============== ================


NOTE 5 - COMMITMENTS AND Contingencies

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a material adverse effect on the Company's financial position.

On March 29, 2001, Terex Corporation issued and sold $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011, which notes were exchanged by Terex Corporation for 10-3/8% Senior Subordinated Notes Due 2011 registered under the Securities Act of 1933, as amended (the "10-3/8% Notes"). On March 31, 1998 and March 9, 1999, Terex Corporation issued and sold $150 aggregate principal amount and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and the 8-7/8% Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months and nine months ended September 30, 2001 and 2000, the Company had transactions with various unconsolidated affiliates as follows:

                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                          ------------------- ------------------
                                            2001      2000      2001       2000
                                          --------- --------- ---------  -------
   Product sales and service revenues     $ ---     $  0.4    $ ---     $   1.4
   Management fee expense                 $   0.3   $  0.3    $   0.8   $   0.8
   Interest expense                       $   1.2   $  1.2    $   4.0   $   4.0

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


On April 23, 2001, the Company announced that it was implementing a new organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments: (i) Terex Americas and (ii)Terex Mining. Therefore, commencing in the third quarter of 2001, the Company began operating primarily in three business segments: (i) Terex Americas, (ii) Terex Europe, and
(iii) Terex Mining. All prior periods have been restated to reflect results based on the three current business segments.

The Company implemented its new organizational structure in response to the growth and diversity of the Company's business. While the product focus represented by having earthmoving and lifting segments assisted the Company's growth, both in the U.S. and internationally, it resulted in customers in many cases having to deal with different product groups within the Company. This made the Company's objective of satisfying its customers more difficult to achieve. The Company, while increasingly global, believes that ultimately its business is a local one that can best be developed and served by focusing its operations geographically, rather than by product, and developing local relationships among equipment users, distribution channels and the manufacturer. For that reason, the Company created the Terex Americas and Terex Europe segments. The Terex Mining business remains organized under product, and not geographic, lines because of the worldwide scope of the mining business. In the mining industry, manufacturers and customers are located in various areas around the globe, with many customers operating multiple sites in widely dispersed locations, with the result that local geographic concerns are far less significant than a manufacturer's global range.

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. The 2001 results for Terex Americas include the operations of Jaques International and its affiliates (collectively the "Jaques Group") since January 24, 2001, its date of acquisition. The results for the three months and nine months ended September 30, 2001 do not include the operations of CMI Corporation (now CMI Terex Corporation) and its affiliates ("CMI"), since they were acquired on October 1, 2001. The 2000 results for Terex Americas include the operations of the Company's Princeton division which was sold on September 30, 2000. The results for the three months and nine months ended September 30, 2000 do not include the operations of Coleman Engineering, Inc., since it was acquired on October 23, 2000.

Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. The 2001 results for Terex Europe include the operations of Fermec Manufacturing Limited and its affiliates (collectively, "Fermec") since December 28, 2000, its date of acquisition. The 2000 results for Terex Europe include the operations of Moffett Engineering Limited and the Company's Kooi division (collectively the "European Truck-mounted Forklift Business" and along with Princeton, the "Truck-mounted Forklift Business"), which were sold on September 30, 2000.

Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Germany and certain sales offices in Australia, South America and Africa.

Included in Other are the eliminations among the segments, as well as general and corporate items for the three months and nine months ended September 30, 2001 and 2000.

During the third quarter of 2001, the Company announced that a number of its production facilities would reduce staffing, seven facilities would be closed and that other additional non-recurring expenses would be incurred. The restructuring program is designed to maximize factory utilization and to leverage common purchasing, engineering and marketing operations in the Americas and Europe. The majority of facility closures will occur in 2001 and the plan is expected to be fully implemented by the end of the first quarter of 2002.

The Company recorded costs of $28.7 million during the third quarter of 2001 for severance and closing costs related to these actions as well as other non-recurring expenses. The severance costs totaling approximately $6 million are for the elimination of approximately 725 positions in connection with the aforementioned plant closures and staff reductions. Other costs totaling approximately $23 million, include asset write-offs and plant closure costs of which approximately $19 million represents non-cash charges. These costs have been included in cost of sales ($24.8 million) and selling, general and administrative expenses ($3.9) in the condensed consolidated statement of operations. As of September 30, 2001, approximately $10 million representing future cash costs have been accrued; cash payments will take place primarily in the fourth quarter of 2001 and are expected to be completed by the end of the first quarter 2002. The Company has estimated that an additional charge of approximately $6 million will be recorded in the fourth quarter of 2001 for costs relating to this restructuring.

The Company has announced its intention to close four of CMI's existing facilities and consolidate the work in CMI's Oklahoma City location. These closures will eliminate approximately 500 positions and are expected to be completed during the first quarter of 2002.

Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended September 30, 2001 and 2000.

                                       Three Months Ended
                                            September 30,
                                    ----------------------------    Increase
                                        2001          2000         (Decrease)
                                    ------------- -------------- --------------
NET SALES
   Terex Americas...................$    187.8    $    252.0     $    (64.2)
   Terex Europe.....................     214.1         205.3            8.8
   Terex Mining.....................      91.7          60.8           30.9
   Other............................     (39.9)        (43.0)           3.1
                                    ------------- -------------- --------------
     Total..........................$    453.7    $    475.1     $    (21.4)
                                    ============= ============== ==============

GROSS PROFIT
   Terex Americas...................$     17.7    $     44.1     $    (26.4)
   Terex Europe.....................      12.7          35.3          (22.6)
   Terex Mining.....................      14.7           6.2            8.5
   Other............................       0.4           1.1           (0.7)
                                    ------------- -------------- --------------
     Total..........................$     45.5    $     86.7     $     (41.2)
                                    ============= ============== ==============

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
   Terex Americas...................$     17.1    $     14.9     $      2.2
   Terex Europe.....................      18.3          14.1            4.2
   Terex Mining.....................       5.8          11.0           (5.2)
   Other............................       0.6          (0.7)           1.3
                                    ------------- -------------- --------------
     Total..........................$     41.8    $     39.3     $      2.5
                                    ============= ============== ==============

INCOME (LOSS) FROM OPERATIONS
   Terex Americas...................$      0.6    $     29.2     $    (28.6)
   Terex Europe.....................      (5.6)         21.2          (26.8)
   Terex Mining.....................       8.9          (4.8)          13.7
   Other............................      (0.2)          1.8           (2.0)
                                    ------------- -------------- -------------
     Total..........................$      3.7    $     47.4     $    (43.7)
                                    ============= ============== =============

     Net Sales


Sales decreased $21.4 million, or approximately 5%, to $453.7 million for the three months ended September 30, 2001 as compared with the comparable 2000 period. The net impact of acquisitions and divestitures were minimal on the comparison, as the second quarter of 2001 included approximately $32 million of sales related to businesses acquired since the third quarter of 2000 and the three months ended September 30, 2000 included approximately $23 million of sales related to the Truck-mounted Forklift Business which was divested in September 2000.


Terex Americas sales were $187.8 million for the three months ended September 30, 2001, a decrease of $64.2 million or approximately 25% from $252.0 million for the three months ended September 30, 2000. Excluding the impact of acquisitions and divestitures, sales decreased approximately $67 million, which was due primarily to the decline in the articulated and rigid truck and lifting businesses and the performance of the Cedarapids business. Backlog was $56.5 million at September 30, 2001 compared to $148.0 million at September 30, 2000. The decrease in backlog is primarily due to the decline in the articulated and rigid truck businesses, the crushing and screening business, and the decline in orders at the Company's utility aerial device business. The sales mix was approximately 21% parts for the three months ended September 30, 2001 compared to 15% parts for the comparable 2000 period, reflecting the decrease in machine sales.


Terex Europe's sales were $214.1 million for the three months ended September 30, 2001, an increase of $8.8 million or approximately 4% from $205.3 million for the three months ended September 30, 2000. Excluding the impact of the companies acquired and divested since September 30, 2000, net sales in the third quarter of 2001 were down approximately 1% from the third quarter of 2000. The decline in sales was due primarily to the decline in the sale of articulated and rigid trucks in North America as well as a decline in the sales of lifting products. Terex Europe's backlog was $71.5 million at September 30, 2001 and $72.2 million at September 30, 2000. The slight decrease in backlog is consistent with the weak performance in the material handler and aerial work platform businesses, partially offset by the inclusion of Fermec since its acquisition at the end of 2000. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 13% parts for the three months ended September 30, 2001 compared to 11% parts for the comparable 2000 period. Parts sales increased $3.8 million in the quarter versus the comparable 2000 period.


Terex Mining's sales were $91.7 million for the three months ended September 30, 2001, an increase of $30.9 million or approximately 51% from the same period in the prior year. The increase in sales was primarily due to an increase in sales of new surface mining trucks and spare parts for the mining truck and hydraulic shovel businesses. Terex Mining's backlog was $30.2 million at September 30, 2001 and $37.1 million at September 30, 2000. The decrease in backlog was due primarily to a decline in orders for large hydraulic mining shovels. The sales mix was approximately 46% parts for the three months ended September 30, 2001 as compared to 45% for the comparable 2000 period.

Net sales for Other in the three months ended September 30, 2001 primarily consists of the elimination of sales among the three segments. The primary reason for the decrease in the third quarter of 2001 from the third quarter of 2000 is the decline in the sales of articulated and rigid trucks from Terex Europe to Terex Americas.

     Gross Profit

Gross profit for the three months ended September 30, 2001 decreased approximately 48%, or $41.2 million, versus the comparable 2000 period to $45.5 million. The decrease in gross profit is primarily due to the inclusion of $24.8 million of restructuring costs, as well as the overall decrease in sales. Gross profit as a percentage of sales decreased to 10.0% in the three months ended September 30, 2001 as compared to 18.2% in the prior year period.


Terex Americas' gross profit decreased approximately 60%, or $26.4 million, to $17.7 million for the three months ended September 30, 2001, compared to $44.1 million for the three months ended September 30, 2000. The decrease in gross profit is due primarily to the inclusion of $8.8 million of restructuring costs, as well as the decline in sales in the Cedarapids and the articulated and rigid truck businesses. The gross margin percentage decreased to 9.4% in the three months ended September 30, 2001 as compared to 17.5% in 2000. Excluding the impact of the restructuring costs and the acquisitions and divestitures, gross margin percentage decreased to 14.4% in the three months ended September 30, 2001 from 17.4% for the comparable 2000 period.

Terex Europe's gross profit decreased $22.6 million, or approximately 64%, to $12.7 million for the three months ended September 30, 2001, compared to $35.3 million for the three months ended September 30, 2000. The decrease in gross profit was a result primarily of the inclusion of $15.3 million of restructuring costs, as well as weak performance in the material handler business and the aerial work platform business. Excluding the impact of the restructuring costs and the results of the European Truck-mounted Forklift Business in the third quarter of 2000 and Fermec in the third quarter of 2001, gross profit in the third quarter of 2001 decreased $6.0 million from the third quarter of 2000. Gross profit as a percentage of sales decreased to 13.3% from 16.7% in 2000, excluding the impact of the restructuring costs and the results of the acquisitions and divestitures.

Terex Mining's gross profit increased $8.5 million, or approximately 137%, to $14.7 million for the three months ended September 30, 2001, compared to $6.2 million for the three months ended September 30, 2000. The increase in gross profit was a result primarily of the 51% increase in sales. Gross profit as a percentage of sales increased to 16.0% from 10.2% in 2000.


     Selling, General and Administrative Expenses


Selling, general and administrative expenses increased to $41.8 million for the three months ended September 30, 2001 from $39.3 million for the three months ended September 30, 2000, principally due to $3.9 million of restructuring charges and the Company's investments in its EarthKing subsidiary. EarthKing is an independent e-commerce company that provides new tools for equipment owners and operators to maximize their return on investment. As a percentage of sales, selling, general and administrative expenses increased to 9.2% for the three months ended September 30, 2001 as compared to 8.3% for the three months ended September 30, 2000, primarily as a result of decreased sales.


Terex Americas' selling, general and administrative expenses increased to $17.1 million for the three months ended September 30, 2001, from $14.9 million for the comparable period in 2000, principally due to the inclusion of $2.1 million of restructuring costs. As a percentage of sales, selling, general and administrative expenses increased to 9.1% for the three months ended September 30, 2001, as compared to 5.9% in the comparable 2000 period, principally due to the inclusion of the restructuring costs, as well as lower sales volume. Absent the restructuring costs and excluding the impact of the acquisitions and divestitures, selling, general and administrative expenses in the three months ended September 30, 2001 were $13.8 million as compared to $14.0 million for the comparable period in 2000, or 7.7% and 5.7% as a percentage of sales, respectively.


Terex Europe's selling, general and administrative expenses increased to $18.3 million for the three months ended September 30, 2001 from $14.1 million for the three months ended September 30, 2000. This increase in selling, general and administrative expenses was principally due to the inclusion of $1.8 million of restructuring costs as well as increased costs in the European lifting businesses. As a percentage of sales, selling, general and administrative expenses for the quarter increased to 8.5% in the three months ended September 30, 2001 from 6.9% in the prior year period, principally due to the inclusion of the restructuring costs.


Terex Mining's selling, general and administrative expenses decreased to $5.8 million for the three months ended September 30, 2001 as compared to $11.0 million for the three months ended September 30, 2000. This decline was due primarily to cost savings from restructuring actions undertaken in the third quarter of 2000. As a percentage of sales, selling, general and administrative expenses decreased to 6.3% in the three months ended September 30, 2001 as compared to 18.1% in the prior year's period. The primary reason for the decline was the decrease in costs and increase in sales.

     Income from Operations

On a consolidated basis, the Company had income from operations of $3.7 million, or 0.8% of sales, for the three months ended September 30, 2001, compared to income from operations of $47.4 million, or 10.0% of sales, for the three months ended September 30, 2000. The primary reason for the decline in income from operations was the $28.7 million in restructuring charges incurred during the third quarter of 2001 and the decrease in sales.

Terex Americas' income from operations decreased by $28.6 million to $0.6 million, or 0.3% of sales, for the three months ended September 30, 2001 from $29.2 million, or 11.6% of sales, for the three months ended September 30, 2000. The decrease in income from operations and operating margins is primarily due to the restructuring charge of $10.9 million and the decline in sales in the construction truck, lifting and Cedarapids businesses. Excluding the restructuring charge and the impact of the businesses acquired in late 2000 and early 2001, as well as those divested in September 2000, operating margin was 6.7% for the three months ended September 30, 2001, as compared to 11.7% in the prior year period.

Terex Europe's loss from operations of $5.6 million for the three months ended September 30, 2001 was a decrease of $26.8 million from income of $21.2 million for the three months ended September 30, 2000. The decrease was due to the restructuring charge of $17.1 million, the impact on operating income of the divestiture of the European Truck-mounted Forklift Business and weak performance in the articulated and rigid truck business, the material handler business and the aerial work platform business, offset somewhat by the improvement in the tower crane and crushing and screening business and the acquisition of Fermec in December 2000. Income (loss) from operations as a percentage of sales decreased to (2.6)% for the three months ended September 30, 2001, from 10.3% for the comparable 2000 period. Excluding the restructuring charge and the impact of the business acquired in late 2000, as well as those divested in September 2000, operating margin was 5.4% for the three months ended September 30, 2001, as compared to 9.8% in the prior year period.

Terex Mining's income from operations increased to $8.9 million for the three months ended September 30, 2001 as compared to an operating loss of $4.8 million for the three months ended September 30, 2000. As a percentage of sales, operating income was 9.7% in the three months ended September 30, 2001 as compared to a loss of 7.9% in the comparable 2000 period. The primary reason for the increase was the increase in sales.

     Net Interest Expense

During the three months ended September 30, 2001, the Company's net interest expense decreased $5.3 million to $19.1 million from $24.4 million for the comparable 2000 period. This decrease was primarily due to lower interest rates in the three months ended September 30, 2001 versus the comparable period in 2000.

     Gain on Sale of Businesses

During the three months ended September 30, 2000, the Company recognized a $57.2 million gain on the sale of the Truck-mounted Forklift Businesses to various subsidiaries of Partek Corporation of Finland for $145 million in cash.

Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the nine months ended September 30, 2001 and 2000.

                                         Nine Months Ended
                                            September 30,
                                    ----------------------------   Increase
                                        2001          2000        (Decrease)
                                    ------------- -------------- --------------
NET SALES
   Terex Americas...................$    661.6    $    845.8     $   (184.2)
   Terex Europe.....................     669.0         716.7          (47.7)
   Terex Mining.....................     183.5         249.8          (66.3)
   Other............................    (143.7)       (190.2)          46.5
                                    ------------- -------------- --------------
     Total..........................$  1,370.4    $  1,622.1     $   (251.7)
                                    ============= ============== ==============

GROSS PROFIT
   Terex Americas...................$     87.7    $    133.8     $    (46.1)
   Terex Europe.....................      83.3         121.4          (38.1)
   Terex Mining.....................      34.2          32.9            1.3
   Other............................      (0.9)          1.9           (2.8)
                                    ------------- -------------- --------------
     Total..........................$    204.3    $    290.0     $    (85.7)
                                    ============= ============== ==============

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
   Terex Americas...................$     50.2    $     48.2     $      2.0
   Terex Europe.....................      49.7          47.4            2.3
   Terex Mining.....................      23.2          29.4           (6.2)
   Other............................       0.3          (0.9)           1.2
                                    ------------- -------------- --------------
     Total..........................$    123.4    $    124.1     $     (0.7)
                                    ============= ============== =============

INCOME (LOSS) FROM OPERATIONS
   Terex Americas...................$     37.5    $     85.6     $    (48.1)
   Terex Europe.....................      33.6          74.0          (40.4)
   Terex Mining.....................      11.0           3.5            7.5
   Other............................      (1.2)          2.8           (4.0)
                                    ------------- -------------- --------------
     Total..........................$     80.9    $    165.9     $    (85.0)
                                    ============= ============== ==============


     Net Sales


Sales decreased $251.7 million, or approximately 16%, to $1,370.4 million for the nine months ended September 30, 2001 from $1,622.1 million for the comparable 2000 period. The net impact of acquisitions and divestitures were minimal on the comparison as the nine months ended September 30, 2001 included approximately $97 million of sales related to businesses acquired since the third quarter of 2000 and the nine months ended September 30, 2000 included approximately $75 million of sales related to the Truck-mounted Forklift Business which was divested in September 2000.

Terex Americas' sales were $661.6 million for the nine months ended September 30, 2001, a decrease of $184.2 million or approximately 22% from $845.8 million for the nine months ended September 30, 2000. Excluding the impact of acquisitions and divestitures, sales decreased approximately $187 million, which was due primarily to the decline in the articulated and rigid truck and lifting businesses and the performance of the Cedarapids business. The sales mix was approximately 18% parts for the nine months ended September 30, 2001 compared to 14% parts for the comparable 2000 period, reflecting the decrease in machine sales.

Terex Europe's sales were $669.0 million for the nine months ended September 30, 2001, a decrease of $47.7 million or approximately 7% from $716.7 million for the nine months ended September 30, 2000. Excluding the impact of the European Truck-mounted Forklift Business in the nine months ended September 30, 2000 and Fermec in the comparable 2001 period, net sales in the nine months ended September 30, 2001 were down approximately 10% from the comparable period in 2000. The decline in sales was due largely to weaker performance in the articulated and rigid truck business, the material handler business and the aerial work platform business. The sales mix was approximately 12% parts for the nine months ended September 30, 2001 and 10% in the comparable period in 2000, partially due to lower machine sales. Parts sales in the nine months ended September 30, 2001 were $8.9 million higher than the comparable period in 2000.

Terex Mining's sales were $183.5 million for the nine months ended September 30, 2001, a decrease of $66.3 million or approximately 27% from $249.8 for the same period in the prior year. The decrease in sales was primarily due to a decrease in sales of surface mining trucks and large hydraulic excavators. Terex Mining's backlog was $30.2 million at September 30, 2001 and $37.1 million at September 30, 2000. The decrease in backlog was due primarily to a decline in orders for large hydraulic mining shovels. The sales mix was approximately 50% parts for the nine months ended September 30, 2001 compared to 35% for the comparable 2000 period. Parts sales in the nine months ended September 30, 2000, were $4.2 million higher than the comparable period in 2000.

Net sales for Other in the nine months ended September 30, 2001 primarily consists of the elimination of sales among the three segments. The primary reason for the decrease from the nine months ended September 30, 2000 to the comparable period in 2001 is the decline in the sales of articulated and rigid trucks from Terex Europe to Terex Americas.

     Gross Profit

Gross profit for the nine months ended September 30, 2001 decreased $85.7 million, or approximately 30%, versus the comparable 2000 period to $204.3 million. The decrease in gross profit is primarily due to the decrease in sales and the inclusion of $24.8 million of restructuring charges in cost of goods sold. Gross profit as a percentage of sales decreased to 14.9% in the nine months ended September 30, 2001 as compared to 17.9% in the prior year period.

Terex Americas' gross profit decreased approximately 35%, or $46.1 million, to $87.7 million for the nine months ended September 30, 2001, compared to $133.8 million for the nine months ended September 30, 2000. The decrease in gross profit is due primarily to the inclusion of $8.8 million of restructuring charges, as well as the decline in sales in the Cedarapids and the articulated and rigid truck businesses. The gross margin percentage decreased to 13.3% in the nine months ended September 30, 2001 as compared to 15.8% in 2000. Excluding the impact of the restructuring charges and the acquisitions and divestitures, gross margin percentage decreased to 14.5% in the nine months ended September 30, 2001 from 15.6% in the comparable 2000 period.

Terex Europe's gross profit decreased $38.1 million, or approximately 31%, to $83.3 million for the nine months ended September 30, 2001, compared to $121.4 million for the nine months ended September 30, 2000. The decrease in gross profit was a result primarily of the inclusion of $15.3 million of restructuring charges, as well as weak performance in the articulated and rigid truck business, the material handler business and the aerial work platform business. Excluding the impact of the restructuring charges and the results of the acquisitions and divestitures, gross profit in the nine months ended September 30, 2001 decreased approximately $19 million from the comparable period in 2000. Gross profit as a percentage of sales decreased to 12.5% from 16.9% in 2000. Excluding the impact of the restructuring charges and the results of the European Truck-mounted Forklift Business in 2000 and the results of Fermec in 2001, gross profit as a percentage of sales decreased to 15.1% in the nine months ended September 30, 2001 from 16.4% in the comparable 2000 period.

Terex Mining's gross profit increased $1.3 million, or approximately 4%, to $34.2 million for the nine months ended September 30, 2001, compared to $32.9 million for the nine months ended September 30, 2000. The increase in gross profit was a result of the increase in parts sales in both absolute terms and as a percentage of total sales, as well as the realization of cost savings from restructuring actions taken in the third quarter of 2000. Gross profit as a percentage of sales increased to 18.6% from 13.2% in 2000.


     Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $123.4 million for the nine months ended September 30, 2001 from $124.1 million for the nine months ended September 30, 2000, principally reflecting the effect of the divestiture of the Truck-mounted Forklift Business and continued cost control within all businesses, offset somewhat by the impact of the businesses acquired in late 2000 and early 2001, the inclusion of $3.9 million of restructuring charges, and the Company's investments in its EarthKing subsidiary. As a percentage of sales, selling, general and administrative expenses increased to 9.0% for the nine months ended September 30, 2001 as compared to 7.7% for the nine months ended September 30, 2000, as a result of decreased sales.

Terex Americas' selling, general and administrative expenses increased to $50.2 million for the nine months ended September 30, 2001, from $48.2 million for the comparable period in 2000, principally due to the inclusion of $1.2 million of restructuring charges, as well as the Company's investments in EarthKing. Absent the restructuring charges and acquisitions and divestitures, selling, general and administrative expenses in the nine months ended September 30, 2001 were approximately $1 million less than the comparable period in 2000. As a percentage of sales, selling, general and administrative expenses increased to 7.6% for the nine months ended September 30, 2001, as compared to 5.7% in the comparable 2000 period, principally due to lower sales volume.

Terex Europe's selling, general and administrative expenses increased $2.3 million to $49.7 million for the nine months ended September 30, 2001 from $47.4 million for the nine months ended September 30, 2000. This increase in selling, general and administrative expenses was principally due to the inclusion of $1.8 million of restructuring charges. As a percentage of sales, selling, general and administrative expenses increased to 7.4% in the nine months ended September 30, 2001 from 6.6% in the prior year period primarily due to lower sales volume.

Terex Mining's selling, general and administrative expenses decreased to $23.2 million for the nine months ended September 30, 2001 as compared to $29.4 million for the nine months ended September 30, 2000. This decline was due primarily to cost savings from restructuring actions undertaken in the third quarter of 2000. As a percentage of sales, selling, general and administrative expenses increased to 12.6% in the nine months ended September 30, 2001 as compared to 11.8% in the prior year's period. The primary reason for the increase was the decline in sales.

     Income from Operations

On a consolidated basis, the Company had income from operations of $80.9 million, or 5.9% of sales, for the nine months ended September 30, 2001, compared to income from operations of $165.9 million, or 10.2% of sales, for the nine months ended September 30, 2000.

Terex Americas' income from operations decreased by $48.1 million to $37.5 million, or 5.7% of sales, for the nine months ended September 30, 2001 from $85.6 million, or 10.1% of sales, for the nine months ended September 30, 2000. The decrease in income from operations and operating margins is primarily due to the decline in sales and the inclusion of $10.9 million of restructuring charges. Excluding the impact of the restructuring charges and the businesses acquired in late 2000 and early 2001, as well as those divested in September 2000, operating margin was 7.5% for the nine months ended September 30, 2001, as compared to 10.0% in the prior year period.

Terex Europe's income from operations of $33.6 million for the nine months ended September 30, 2001 was a decrease of $40.4 million from $74.0 million for the nine months ended September 30, 2000. The decrease was due to the impact on operating income of lower sales as well as restructuring charges of $17.1 million. Income from operations as a percentage of sales decreased to 5.0% for the nine months ended September 30, 2001 from 10.3% for the comparable period in 2000. Excluding the impact of restructuring charges and acquisitions and divestitures, income from operations was 7.9% of sales in the nine months ended September 30, 2001 as compared to 9.9% in the comparable period in 2000.

Terex Mining's income from operations increased to $11.0 million for the nine months ended September 30, 2001 as compared to $3.5 million for the nine months ended September 30, 2000. As a percentage of sales, operating income was 6.0% in the nine months ended September 30, 2001 as compared to 1.4% in the prior year period. The primary reason for the increase was the decrease in operating expenses resulting from a restructuring in the third quarter of 2000.

     Net Interest Expense

During the nine months ended September 30, 2001, the Company's net interest expense decreased $14.1 million to $59.5 million from $73.6 million for the comparable 2000 period. This decrease was primarily due to lower interest rates and lower debt levels in the nine months ended September 30, 2001 versus the comparable period in 2000.

     Gain on Sale of Businesses

During the nine months ended September 30, 2000, the Company recognized a $57.2 million gain on the sale of the Truck-mounted Forklift Businesses to various subsidiaries of Partek Corporation of Finland for $145 million in cash.

     Extraordinary Items

During the nine months ended September 30, 2001, the Company recorded a charge of $2.3 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $24.0 million was used in operating activities during the nine months ended September 30, 2001. Approximately $37 million was invested in working capital, primarily in the mining, tower crane and crushing and screening businesses. Net cash used in investing activities was $19.4 million during the nine months ended September 30, 2001 and primarily represents the acquisition of the Jaques Group and capital expenditures. Net cash provided by financing activities was $121.9 million during the nine months ended September 30, 2001, which primarily represents the net proceeds from the issuance of $300 million aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), net of approximately $194 million of principal repayments of the Company's long-term debt. Cash and cash equivalents totaled $260.8 million at September 30, 2001.

Including the October 2001 acquisition of CMI Corporation and its affiliates, the January 2001 acquisition of the Jaques Group and the 2000 acquisitions of Fermec and Coleman, since the beginning of 1995 Terex has invested approximately $1.1 billion to strengthen and expand its core businesses through more than 20 strategic acquisitions. Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. The Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's core operations and offer cost reduction opportunities, distribution and purchasing synergies and product diversification.

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

CONTINGENCIES AND UNCERTAINTIES

         Euro

Currently, 12 of the 15 member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. The Euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have assessed the systems and business issues raised by the Euro currency conversion. These issues include, among others, (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the Euro currency is issued in 2002. The Company believes that the Euro conversion has not and will not have a material adverse impact on its financial condition or results of operations.

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


Because certain of the Company's obligations, including indebtedness under the Company's bank credit facility, will bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $90 million of the principal amount of its indebtedness under its bank credit facility fixing interest at various rates between 9.23% and 9.44%. Additionally, the Company has entered into interest rate arrangements with respect to approximately $175 million of the principal amount of its senior subordinated notes, switching the fixed rates to floating rates at London Interbank Offer Rate ("LIBOR") plus 2.91% to 2.94%.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. See Note A -- "Basis of Presentation" in the Notes to the Condensed Consolidated Financial Statements for further information on these pronouncements The Company is currently evaluating the impact of these pronouncements to determine the effect they will have on the Company's consolidated financial position and results of operations.


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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, British Pound, German Mark, French Franc, Irish Punt, Italian Lira and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2001, the Company had foreign currency contracts with a notional value of $89.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $2.6 million at September 30, 2001.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. At September 30, 2001, the Company had approximately $90 million of interest rate swaps fixing interest rates between 9.23% and 9.44%. The fair market value of these arrangements, which represents the costs to settle these contracts, was a liability of approximately $2.5 million at September 30, 2001. Additionally, the Company has entered into interest rate arrangements with respect to approximately $175 million of the principal amount of its senior subordinated notes, switching the fixed rates to floating rates at LIBOR plus 2.91% to 2.94%. The fair market value of these fixed to floating rate arrangements, which represents the costs to settle these contracts, was an asset of approximately $5.7 million at September 30, 2001.

At September 30, 2001, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at September 30, 2001 would have increased interest expense by approximately $3 million in the nine months ended September 30, 2001.

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company. For information concerning litigation and other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

Not applicable.

Item 5.       Other Information
              -----------------

On October 1, 2001, the Company completed the acquisition of CMI Corporation, now known as CMI Terex Corporation, and its affiliates ("CMI"). CMI, located in Oklahoma City, Oklahoma, is a manufacturer and marketer of mobile equipment and materials processing equipment used in the road building and heavy construction industry. The merger agreement provided for an exchange of all of the outstanding shares of CMI common stock for shares of Terex common stock, at an exchange rate of 0.16 of a share of Terex common stock for each share of CMI common stock. Accordingly, the Company has issued approximately 3.6 million shares of Terex common stock in connection with the merger. CMI now operates as a subsidiary of the Company and has become a wholly-owned guarantor of the 10-3/8% Notes and the Company's 8-7/8% Senior Subordinated Notes.


Forward Looking Information
---------------------------

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

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a) The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

              (b) Reports on Form 8-K.

- No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


                                                   TEREX CORPORATION
                                                   -----------------
                                                      (Registrant)


Date:  November 14, 2001                       /s/ Joseph F. Apuzzo
                                                  Joseph F. Apuzzo
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  November 14, 2001                       /s/ Mark T. Cohen
                                                  Mark T. Cohen
                                                  Controller
                                                  (Principal Accounting Officer)

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

4.1 Indenture dated as of September 30, 1998 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.6 of Amendment No. 1 to the Form S-4 Registration Statement of Terex Corporation, Registration No. 333-53561).

4.2 First Supplemental Indenture, dated as of September 23, 1998, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to Exhibit 4.4 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.3 Second Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to
         Exhibit 4.5 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.4 Third Supplemental Indenture, dated as of July 29, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to
         Exhibit 4.6 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.5 Fourth Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to Exhibit 4.7 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.6 Fifth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to
         Exhibit 4.6 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.7 Sixth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998).*

4.8 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

4.12 Fourth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.11 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.13 Fifth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999).*

4.14 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.15 First Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 29, 2001).*

10.1 Terex Corporation Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement of Terex Corporation, Registration No. 33-21483).

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

10.7 Terex Corporation 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.8     Terex  Corporation  2000 Incentive Plan  (incorporated  by reference to
         Exhibit 10.8 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

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

10.18 Asset Purchase and Sale Agreement between Terex Corporation and Partek Acquisition Company, Inc., dated as of July 20, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.19 Share Purchase and Sale Agreement among Powerscreen International plc, Partek Cargotec Holding Ltd and, for purposes of Article 9 only, Moffett Engineering Limited, dated as of July 20, 2000 (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.20 Share Purchase and Sale Agreement among Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and, for purposes of
         Article 9 only, Kooi B.V., dated as of July 20, 2000 (incorporated by reference to Exhibit 3 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.21 Asset Purchase and Sale Agreement among PPM Deutschland GmbH Terex Cranes, Hiab GmbH and, for purposes of Section 2.3 only, Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and Kooi B.V., dated as of September 29, 2000 (incorporated by reference to Exhibit 4 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
         2000).

10.22 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit
         10.27 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.23 Registration Rights Agreement dated as of March 29, 2001 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.24 Agreement and Plan of Merger, dated as of June 27, 2001, by and among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2001 and filed with the Commission on June 28, 2001).

10.25 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
         10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.26 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.27 Amended and Restated Employment and Compensation Agreement, dated as of April 1, 2000, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No 1-10702).

10.28 Form of Change in Control and Severance Agreement dated as of April 1, 2000 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

12       Calculation of Ratio of Earnings to Fixed Charges. *

*        Exhibit filed with this document.