Form 10-K
period 2001-12-31
TEREX CORP
filed 2002-03-28
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $837.3 million based on the last sale price on March 25, 2002.

                The number of shares of the Registrant's Common Stock outstanding was 38,539,374 as of March 25, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
          Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2002 Annual
   Meeting of Stockholders are incorporated by reference into Part III hereof.

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2001

                                                                           Page
                                  PART I

Item 1    Business..........................................................   3
Item 2    Properties........................................................  27
Item 3    Legal Proceedings.................................................  29
Item 4    Submission of Matters to a Vote of Security Holders...............  29

                                  PART II

Item 5    Market for Registrant's Common Stock and
           Related Stockholder Matters......................................  30
Item 6    Selected Financial Data...........................................  31
Item 7    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  32
Item 7A   Quantitative and Qualitative Disclosure about Market Risk.........  43
Item 8    Financial Statements and Supplementary Data.......................  44
Item 9    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  45

                                 PART III

Item 10   Directors and Executive Officers of the Registrant................   *
Item 11   Executive Compensation............................................   *
Item 12   Security Ownership of Certain Beneficial Owners and Management....   *
Item 13   Certain Relationships and Related Transactions....................   *

                                  PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...  45



* Incorporated by reference from Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 2002 Annual Meeting of Stockholders.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as "Terex," the "Registrant," or the "Company."


                                     PART I

ITEM 1. BUSINESS

General

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. The Company is building a growing franchise under the Terex brand name. The Company remains focused on its mission of delivering products that are reliable and cost-effective and producing equipment that improves its customers' return on invested capital. The Company is organized into three business segments: Terex Americas, Terex Europe and Terex Mining. The Company's products are manufactured at 49 plants in the United States, Europe, Australia and Asia, and are sold primarily through a worldwide distribution network with over 2,000 locations to the global construction, infrastructure and surface mining markets.

Over the past several years, the Company has implemented a series of interrelated operational and strategic initiatives designed to create a competitive advantage in the marketplace. These initiatives include: (i) providing customers with lower cost products to increase their return on invested capital; (ii) implementing a variable cost structure with over 80% of cost of sales from purchased components; (iii) reducing selling expense and eliminating non-value-added functions throughout the organization; and (iv) increasing product and geographic diversity through internal development and acquisitions.

The Company currently operates in three business segments: Terex Americas, Terex Europe and Terex Mining. The focus of Terex Americas and Terex Europe is geographic. Terex Americas includes the business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. Terex Europe includes the business units located in Europe, with the exception of those business units included within Terex Mining. While the Company's operations are increasingly global, the geographic organization of these segments reflects the Company's belief that Terex's business is a local one that can be best developed and served by focusing on operations geographically and by developing local relationships among equipment users, distribution channels and suppliers.

The Terex Mining business segment includes the Company's mining manufacturing and distribution operation in Tulsa, Oklahoma, and in Dortmund, Germany and certain sales offices in Australia, South America and Africa. The Terex Mining business is organized under product lines and not geographic lines because of the worldwide scope of the Company's mining customers. In the mining industry, manufacturers and customers are located in various areas around the globe, with many customers operating multiple sites in widely dispersed locations, with the result that local geographic concerns are far less significant than a manufacturer's global range.

For financial information about the Company's industry and geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note O -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Terex Americas and Terex Europe

The Terex Americas and Terex Europe segments manufacture and sell telescopic mobile cranes (including rough terrain, truck and all terrain mobile cranes), tower cranes (including self-erecting, hammerhead, flat top and luffing jib tower cranes), lattice boom cranes, utility aerial devices (including digger derricks and articulated aerial devices), telescopic material handlers (including container stackers and rough terrain, telescopic boom material handlers), truck-mounted cranes (boom trucks), aerial work platforms, loader backhoes, excavators, wheeled loaders, loading machines, articulated and rigid off-highway trucks, scrapers, crushing and screening equipment, asphalt pavers, concrete pavers, reclaimers/trimmers, pavement profilers, concrete plants, asphalt rollers, soil compactors, construction trailers, asphalt mixing plants and related components and replacement parts. The Terex Americas and Terex Europe segments also manufacture and sell various light construction equipment, including mobile and portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems, concrete mixers, power buggies, generators, traffic control products, and related components and replacement parts.

Terex Americas has 21 significant manufacturing operations:

o Terex Lifting - Waverly (also known as Koehring Cranes, Inc.), located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the brand names TEREX, LORAIN and P&H (a licensed trademark of Joy Global Inc., formerly known as Harnischfeger Corporation), and aerial lift equipment is manufactured under the brand names TEREX AERIALS and TEREX;

o Terex-Telelect, Inc. ("Telelect"), located in Watertown and Huron, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TELELECT and HI-RANGER brand names;

o Terex-RO Corporation ("Terex-RO"), located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name;

o Terex Handlers, located in Baraga, Michigan, at which rough terrain telescopic boom material handlers are manufactured under the SQUARE SHOOTER and TEREX brand names;

o The American Crane Corporation ("American Crane") located in Wilmington, North Carolina, at which lattice boom cranes are manufactured under the AMERICAN brand name;

o Terex Lifting Australia Pty. Ltd. ("Terex Lifting Australia"), located in Brisbane, Australia, at which all terrain mobile cranes are manufactured under the FRANNA trade name;

o Simplicity Engineering ("Simplicity"), located in Durand, Michigan, at which crushing and screening equipment and recycling systems are manufactured under the SIMPLICITY, CANICA and TEREX RECYCLING brand names;

o Cedarapids, Inc. ("Cedarapids") located in Cedar Rapids, Iowa, which manufactures crushing and screening equipment, trommels, and asphalt plants under the CEDARAPIDS, ROYER and RE-TECH brand names;

o Jaques International ("Jaques"), located in Melbourne, Australia, which manufactures crushing and screening equipment under the JAQUES brand name;

o Jaques International Sdn Bhd ("Jaques Malaysia"), located in Subang Jaya, Malaysia, which manufactures crushing and screening equipment under the JAQUES brand name;

o Jaques (Thailand) Limited ("Jaques Thailand"), located in Chomburi, Thailand, which manufactures crushing and screening equipment under the JAQUES brand name;

o Amida Industries, Inc. ("Amida"), located in Rock Hill, South Carolina, which manufactures and sells portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems, concrete mixers and traffic control products under the AMIDA, BARTELL, MORRISON, BENFORD, MULLER and TEREX brand names;

o Terex Bartell, Ltd. ("Bartell"), located in Brampton, Ontario, Canada, which manufactures and sells concrete power trowels and concrete finishing systems under the BARTELL brand name;

o Coleman Engineering, Inc. ("Coleman") located in Holly Springs, Mississippi and Memphis, Tennessee, which manufactures and sells portable floodlighting systems and generators under the TEREX POWER and COLEMAN ENGINEERING brand names;

o CMI Terex Corporation ("CMI"), located in Oklahoma City, Oklahoma, at which pavement profilers, reclaimers/trimmers, asphalt plants and concrete plants are manufactured under the CMI, JOHNSON-ROSS, BARTON and STANDARD HAVENS brand names;

o Bid-Well, located in Canton, South Dakota, at which concrete pavers are manufactured under the BID-WELL brand name;

o Load King, located in Elk Point, South Dakota, at which construction trailers are manufactured under the LOAD KING brand name;

o CMI-Cifali Equipmentamentos, Ltda. ("CMI-Cifali"), located in Cachoeirinha, Brazil, which manufactures asphalt pavers and asphalt plants under the CMI-CIFALI brand name; and

o Schaeff, Inc., located in Sioux City, Iowa, which manufactures electric stand-up counterbalance forklifts under the SCHAEFF brand name.

Terex Europe has 26 significant manufacturing operations:

o Terex Equipment Limited ("TEL"), located in Motherwell, Scotland, which manufactures off-highway rigid haulers and articulated haulers, having capacities ranging from 25 to 100 tons, and scrapers under the TEREX brand name;

o Powerscreen International Distribution Ltd. and Powerscreen Limited ("Powerscreen"), located in Dungannon, Northern Ireland and Kilbeggan, Ireland, respectively, which manufacture and sell washing systems, screens and trommels under the POWERSCREEN brand name;

o Finlay Hydrascreens (Omagh) Limited ("Finlay"), located in Omagh, Ireland, at which crushers, washing systems, screens and trommels are manufactured under the FINLAY brand name;

o BL-Pegson Ltd. ("B.L. Pegson"), located in Coalville, England, which manufactures crushers under the B.L. PEGSON brand name;

o Benford Limited ("Benford"), located in Warwick, England, at which dumpers and compaction equipment are manufactured under the Company's AMIDA, BENFORD, and TEREX brand names and material handlers are manufactured under the MATBRO trade name;

o Fermec Manufacturing Limited ("Fermec"), located in Manchester, England, which manufactures loader backhoes under the TEREX and FERMEC brand names;

o PPM S.A.S., located in Montceau-les-Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured;

o Terex Italia S.r.l., located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names;

o TerexLift S.r.l. ("TerexLift"), located near Perugia, Italy, at which rough terrain telescopic material handlers are manufactured under the ITALMACCHINE and TEREX brand names and cement mixers and concrete pumps are manufactured under the ITALMACCHINE brand name;

o Terex Peiner ("Peiner"), located in Trier, Germany, at which tower cranes are manufactured under the PEINER and TEREX brand names;

o Gru Comedil S.p.A. ("Comedil"), located in Fontanafredda, Italy, at which tower cranes are manufactured under the COMEDIL and TEREX trade names;

o Atlas Terex UK Limited ("Atlas UK"), located in Hamilton, Scotland, at which truck mounted articulated hydraulic cranes are manufactured under the ATLAS trade name;

o Atlas Terex GmbH ("Atlas Terex"), located in Delmenhorst, Ganderkasee, Loeningen and Vechta, Germany, at which excavators and truck mounted articulated hydraulic cranes are manufactured under the ATLAS TEREX and TEREX brand names;

o Containers & Pressure Vessels, Ltd. ("CPV"), located in Clones, Ireland, at which tank containers are manufactured under the CPV brand name;

o The Schaeff Group of Companies ("Schaeff"), located in Langenburg, Gerabron, Rothenburg, Crailsheim, Clausnitz and Ilshofen, Germany, at which wheeled loaders, mini-excavators and midi-excavators are manufactured under the SCHAEFF, ATLAS TEREX and TEREX brand names;

o Fuchs-Bagger GmbH & Co. KG ("Fuchs"), located in Bad Schoenborn, Germany, at which loading machines are manufactured under the FUCHS brand name; and

o Terex Aerials Limited, located in Cork, Ireland, at which aerial platforms are manufactured under the TEREX brand name.

In addition, Terex has an interest in Inner Mongolia North Hauler Joint Stock Company Limited ("North Hauler"), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in the People's Republic of China under the TEREX brand name.

Terex also has an interest in Tatra a.s. ("Tatra"), a company incorporated under the laws of the Czech Republic. Tatra, which is located in Koprivnice, Czech Republic, manufactures a range of four-by-four to twelve-by-twelve heavy-duty on and off-road vehicles for military and commercial applications under the TATRA brand name. The Company is also participating in a joint venture with Tatra and STV USA under the name of American Truck Company ("ATC"). ATC will assemble vehicles based on the Tatra design and technology incorporating U.S. components under the brand names TEREX, AMERICAN TRUCK and TATRA at the Company's American Crane facility in Wilmington, North Carolina.

Terex owns Utility Equipment Co., Inc. ("Utility Equipment") and Telelect Southeast Distribution, Inc. ("Telelect Southeast") and has a 50% interest in Combatel Distribution, Inc. ("Combatel"). Utility Equipment, Telelect Southeast and Combatel distribute and install the Company's utility aerial devices as well as other products that service the utility industry.

In connection with the Company's EarthKing e-commerce project, the Company also owns an interest in Fleet Edge, Inc., a developer of fleet management systems, Source Right, an internet vendor of safety and consumable products, EKPass, Inc., a provider of productivity and safety training programs for construction equipment and eConstruction Parts, Inc., an internet vendor of construction machinery parts.

Terex Mining

The Terex Mining segment manufactures and sells large hydraulic excavators and high capacity surface mining trucks and related components and replacement parts. These products are used primarily by construction, mining, quarrying and government customers. Terex Mining has two significant manufacturing operations:
(i) Tulsa, Oklahoma, at which Unit Rig ("Unit Rig") and Payhauler Corp. ("Payhauler") manufacture electric drive hauler trucks with payload capacities ranging from 50 to 360 tons and bottom dump haulers with capacities ranging from 180 to 270 tons, principally sold to copper, gold, iron ore, coal, borates and diamond mining industry customers under the TEREX, UNIT RIG and LECTRA HAUL brand names, as well as all wheel drive rigid off-highway trucks under the PAYHAULER brand name; and (ii) Dortmund, Germany, at which O&K Mining manufactures large hydraulic mining shovels under the O&K brand name.

Business Strategy

Over the past several years, Terex has implemented a series of interrelated operational and strategic initiatives designed to create a competitive advantage in the marketplace and maximize its financial performance. These initiatives include: (i) providing customers with lower cost products to increase their return on invested capital; (ii) implementing a variable cost structure with over 80% of cost of sales from purchased components; (iii) reducing selling expense and eliminating non-value-added functions throughout the organization; and (iv) increasing product and geographic diversity through internal development and acquisitions.

Increase Sales and Market Share Through Best Value Strategy

Terex has increased its sales and gained market share by pursuing its best value strategy of providing comparable or superior products at a lower total cost of ownership and with higher returns on invested capital as compared to its competitors. Terex typically prices its products aggressively relative to its competition while providing the same level of functionality. Examples of Terex's best value strategy include:

o Terex lifting equipment customers are primarily regional equipment rental companies which base rental rates primarily on lifting capacity. The Company believes its lower-cost, easy-to-use products provide these customers with enhanced returns on invested capital. As a result, the Company, based on internal estimates, believes its position in the U.S. commercial hydraulic mobile crane market has grown from number four in 1994 to a current leading market position in the size categories in which the Company participates.

o Terex believes its diesel-electric drive surface mining trucks are more reliable and cost-efficient than mechanical drive alternatives offered by competitors, particularly in certain applications. As a result, the Company believes it has more than tripled its global market share from 1997 to 2000, and has a leading global market position in surface mining trucks.

o In the Company's opinion, Terex articulated off-highway trucks offer comparable or superior performance at a total cost of up to 20% lower than its competitors. As a result, the Company believes its global market share in off-highway trucks more than doubled from 1997 to 2001.

o The Company believes its hydraulic mining shovels offer higher mobility and greater operating time at a lower initial investment than comparably sized alternatives sold by competitors, and as a result, it believes that it is a global market leader in hydraulic mining shovels over 200 tons.

Reduce Costs and Improve Manufacturing Efficiency

The Company's best value strategy is supported by ongoing efforts to reduce costs and improve manufacturing efficiency. Over the past few years, it has initiated several programs to consolidate manufacturing operations, minimize selling costs, outsource non-critical manufacturing processes and rationalize product lines in order to increase profitability and reduce fixed costs. The Company believes its focus on reducing costs and improving manufacturing efficiency has yielded significantly more efficient and flexible operations than its competitors as measured by its comparatively low selling, general and administrative expense-to-sales ratio, significantly higher sales per employee, and greater capital efficiency (based on the ratio of capital expenditures to sales). Some recent examples of Terex's cost reduction initiatives include:

o Since its acquisition of Powerscreen in July 1999, the number of employees at Powerscreen has been reduced by approximately 250, and since its acquisition of Cedarapids in August 1999, the number of employees at Cedarapids has been reduced by more than 525. Overall, the Company estimates these cost reduction initiatives have reduced annual operating expenses by over $22.5 million in the aggregate.

o Since its acquisition of Fermec in December 2000, the number of employees at Fermec has been reduced by approximately 135. Terex also reduced costs at Fermec through improved purchasing, outsourcing of fabrication and other selling, general and administrative expense reductions. Overall, the Company estimates these cost reduction initiatives have reduced annual operating expenses by over $9 million.

o In connection with a restructuring plan announced in the third quarter of 2001, the Company plans to consolidate 11 factory locations, including four CMI facilities, reducing headcount by approximately 1,225. Overall, the Company estimates these cost reduction initiatives will reduce annual operating expenses by approximately $40 million.

o In connection with its recent acquisitions of CMI, Atlas Terex and Schaeff, the Company has been aggressively implementing its 100-day restructuring plans. The Company has already achieved its anticipated $20 million in annual savings at CMI, and the Company has identified approximately $41 million of annual cost savings at Atlas Terex and Schaeff, of which over $24 million have been implemented to date.

Focus on Geographic, Product and End-Market Diversification

Over the past several years, the Company has focused on growing and improving the operations of its core business segments. The Company also has expanded the size and scope of its core businesses both through acquisitions and through development of new products in order to increase its market share. Management believes that these initiatives have helped to reduce the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded the Company's product lines within its core businesses, added new technology and improved its distribution network. As a result, the Company has developed a geographically diverse revenue base with approximately 50% of its revenues derived outside North America, and has built a diverse product portfolio addressing a range of end-markets as illustrated by the Company's sales by product category in 2001:


                                                            Percentage of
                       Product Category                      2001 Sales
                       ----------------                     -------------
            Crushing, Screening & Paving Equipment                23%
            Hydraulic Mobile Cranes                               13
            Off-Highway Trucks                                    11
            Compact Construction Equipment                         9
            Utility Aerial Devices                                 7
            Surface Mining Trucks                                  7
            Hydraulic Mining Shovels                               7
            Material Handlers                                      5
            Tower Cranes                                           4
            Aerial Work Platforms                                  3
            Boom Trucks                                            3
            Lattice Boom Cranes                                    3
            Light Construction Equipment                           3
            Container Stackers                                     2
                                                            ---------------
            Total                                                100%
                                                            ===============


Grow through Acquisitions

During the past several years, the Company has invested over $1.4 billion to strengthen its core business segments and complementary businesses through over 20 strategic acquisitions. The Company expects that acquisitions will continue to be an important component of its growth strategy and is continually reviewing opportunities to make additional acquisitions, some of which, individually or in the aggregate, could be material. As with its previous acquisitions, the Company will continue to pursue strategic acquisitions which accomplish the following goals: complement core operations; offer cost reduction opportunities as well as distribution and purchasing synergies; provide product diversification; and provide geographic diversification.

Some recent examples of the Company's acquisition strategy include:

o The acquisition during 2002 of Schaeff (including Schaeff, Inc. and Fuchs), Utility Equipment and Telelect Southeast.

o The acquisition during 2001 of Jaques (including Jaques Malaysia and Jaques Thailand), CMI (including Bid-Well, Load King and CMI-Cifali) and Atlas Terex (including Atlas UK).

o        The acquisition during 2000 of Coleman and Fermec.

Products

Telescopic Mobile Cranes

Telescopic mobile cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material to heights in excess of 225 feet. Terex manufactures the following types of telescopic mobile cranes:

                    Rough Terrain Cranes - are designed to move materials and equipment on rough or uneven terrain. Rough terrain cranes are most often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Rough terrain cranes manufactured by Terex have maximum lifting capacities of up to 100 tons and maximum tip heights of up to 225 feet. Terex manufactures its rough terrain cranes at its facilities located at Waverly, Iowa and Crespellano, Italy, under the brand names TEREX, LORAIN, P&H, PPM and BENDINI.


                    Truck Cranes - have two cabs and can travel rapidly from job site to job site at highway speeds. In contrast to rough terrain cranes, which are often located for extended periods at a single work site, truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Truck cranes manufactured by Terex have maximum lifting capacities of up to 90 tons and maximum tip heights of up to 193 feet. Terex manufactures truck cranes at its Waverly, Iowa facility under the brand names TEREX, P&H and LORAIN.


                    All Terrain Cranes - were developed in Europe as a cross between rough terrain and truck cranes in that they are designed to travel across both rough terrain and highways. All terrain cranes are versatile and highly maneuverable. All terrain cranes manufactured by Terex have lifting capacities of up to 130 tons and maximum tip heights of up to 246 feet. Terex manufactures its all terrain cranes at its Montceau-les-Mines, France and Brisbane, Australia facilities under the brand names TEREX, PPM and FRANNA.

Tower Cranes

Tower cranes lift construction material to heights and place the material at the point where it is being used. They include a stationary vertical tower with a horizontal jib with a counterweight at the top. On the job is a trolley through which runs a load carrying cable and which moves the load along the jib length. On larger cranes, the operator is located above the work site where the tower and jib meet, providing superior visibility. The jib also rotates 360 degrees, creating a large working area equal to twice the jib length. Luffing jib tower cranes have an angled jib with no trolley, and operate like a traditional lattice boom crane mounted on a tower. Luffing jib tower cranes are often used in urban areas where space is constrained. Tower cranes are currently produced by Terex under the PEINER, COMEDIL and TEREX brand names. Terex produces the following types of tower cranes:


                    Self-Erecting Tower Cranes - are trailer-mounted and unfold from four sections (two for the tower and two for the jib); certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Application include residential and small commercial construction. Crane heights range from 50-90 feet and jib lengths from 60-125 feet.

                    Hammerhead Tower Cranes - have a tower and a horizontal jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project; they have a maximum free-standing height of 200 feet and a maximum jib length of 240 feet.


                    Flat Top Tower Cranes - have a tower and a horizontal jib assembled from sections. There is no tower extension above the jib, which reduces cost and facilities assembly; the jib is self-supporting and consists of reinforced jib sections. These cranes are assembled on site in one to two days, and can increase in height with the project; they have a maximum freestanding height of 305 feet and a maximum jib length of 280 feet.


                    Luffing Jib Tower Cranes - have a tower and an angled jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. Unlike other tower cranes, there is no trolley to control lateral movement of the load, which is accomplished by changing the jib angle. These cranes are assembled on site in two to three days, and can increase in height with the project; they have a maximum freestanding height of 185 feet and a maximum jib length of 200 feet.


Lattice Boom Cranes

Terex produces crawler and truck mounted lattice boom cranes.

                    Lattice Boom Cranes - Crawler lattice boom cranes are designed to lift material on rough terrain and can maneuver while bearing a load. Truck mounted lattice boom cranes are used on-roads, typically in urban areas. Both types consist of a boom made of tubular steel sections, which are transported to and erected, together with the base unit, at a construction site. Terex imports and private labels cranes, then assembles the booms for crawler and truck mounted lattice boom cranes at its Wilmington, North Carolina facilities under the TEREX and AMERICAN brand names. These hydraulic lattice boom crawler cranes have lifting capacities from 60 to 275 tons, and lattice boom truck cranes have lifting capacities up to 300 tons.




Utility Aerial Devices

Utility aerial devices are used to set utility poles, and move workers and materials to work areas at the top of utility poles and towers. Utility aerial devices are mounted on commercial truck chassis, which include separately installed steel cabinets for tool and material storage.

                    Articulated Aerial Devices - are used to elevate workers to work areas at the top of utility poles or in trees and include one or two man baskets. Articulated aerial devices available from Terex include telescopic, non-overcenter and overcenter models and range in working heights from 32 to 103 feet. Articulated aerial devices are manufactured by Terex at its Watertown, South Dakota facility under the brand names TELELECT and HI-RANGER.

                    Digger Derricks - are used to set utility poles. The digger derricks include a telescopic boom with an auger mounted at the tip, which digs a hole, and a device to grasp, manipulate and set the pole. Digger derricks available from Terex have sheave heights exceeding 95 feet and lifting capacities up to 48,000 pounds. Digger derricks are manufactured by Terex at its Watertown, South Dakota facility under the brand name TELELECT.


Telescopic Material Handlers

Telescopic material handlers are used to lift containers or other material from one location to another at the same job site.

                    Telescopic Container Stackers - are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker's boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 360 degrees. Telescopic container stackers are particularly effective in storage areas where containers are continually added and removed, and where the efficient manipulation of, and access to, specific containers is required. Telescopic container stackers manufactured by Terex have lifting capacities up to
                    49.5 tons, can stack up to six full or nine empty containers and are able to maneuver through very narrow areas. Terex manufactures its telescopic container stackers under the brand names PPM, TEREX and P&H SUPERSTACKERS at its Montceau-les-Mines, France facility.


                    Rough Terrain Telescopic Boom Material Handlers - serve a similar function as smaller size rough terrain telescopic mobile cranes and are used to move and place materials on new residential and commercial job sites. Terex manufactures rough terrain telescopic boom material handlers with load capacities of up to 11,000 pounds and with a maximum extended reach of up to 62 feet and lift capabilities of up to 78 feet. Terex manufactures rough terrain telescopic boom material handlers at its facilities in Baraga, Michigan and Perugia, Italy under the brand names SQUARE SHOOTER, TEREX and ITALMACCHINE.


Truck Mounted Cranes (Boom Trucks)

Terex manufactures telescopic boom cranes for mounting on commercial truck chassis. Truck mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are required. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include the installation of air conditioners and other roof equipment. Terex manufactures the following types of cranes for installation on truck chassis:


                    Telescopic Boom Truck Mounted Cranes - enable an operator to reach heights of up to 166 feet and have a maximum lifting capacity of up to 35 tons. Terex manufactures its telescopic boom truck mounted cranes at its Olathe, Kansas facility under the brand names RO-STINGER and TEREX.

                    Articulated Boom Truck Mounted Cranes - are available in two product categories, each with a maximum reach of approximately 30 meters. The "knuckle boom" crane can be mounted either on the front or the rear of commercial trucks which are folded within the width of the truck while in transport. The "V-boom" crane is also mounted on the front or the rear of the truck and spans the length of the truck while folded. A broad range of accessories are available to meet specific customer needs. Terex manufactures these products in Delmenhorst, Germany and Hamilton, Scotland under the ATLAS, ATLAS TEREX and TEREX brand names.

Aerial Work Platforms

Aerial work platforms are self-propelled devices which position workers and materials easily and quickly to elevated work areas. These products have developed over the past 20 years as alternatives to scaffolding and ladders. The work platform is mounted on either a telescoping and/or articulating boom or on a vertical lifting scissor mechanism. Terex manufactures the following types of aerial work platforms:




                    Scissor Lifts - are used in open areas in indoor or outdoor applications in a variety of construction, industrial and commercial settings. Scissor lifts manufactured by Terex have maximum working heights of up to 36 feet and maximum load capacities of up to 1,000 pounds. Terex manufactures scissor aerial work platforms at its Waverly, Iowa facility under the TEREX AERIALS brand name.



                    Straight Telescopic Boom Lifts - are used primarily outdoors in residential, commercial and industrial new construction and maintenance projects. Straight telescopic boom lifts manufactured by Terex have maximum working heights of up to 116 feet and maximum load capacities of up to 650 pounds. Terex manufactures its straight telescopic aerial work platforms at its Waverly, Iowa facility under the brand name TEREX AERIALS.



                    Articulating Telescopic Boom Lifts - are generally used in industrial environments where the articulation allows the user to access elevated areas over machines or structural obstacles which prevent access with a scissor lift or straight boom. Articulating lifts available from Terex have maximum working heights of up to 86 feet and maximum load capacities of up to 500 pounds. Terex manufactures its articulating telescopic boom lifts at its Cork, Ireland facility under the brand name TEREX AERIALS.

Rigid and Articulated Off-Highway Trucks

Terex manufactures two distinct types of off-highway trucks with hauling capacities from 25 to 100 tons: articulated and rigid frame.

                    Articulated Off-Highway Trucks - are three-axle, six-wheel drive machines with a capacity range of 25 to 40 tons. Their differentiating feature is an oscillating connection between the cab and body, which allows the cab and body to move independently. This enables all six tires to maintain ground contact for improved traction on rough terrain. This also allows the truck to move effectively through extremely rough or muddy off-road conditions. Articulated off-highway trucks are typically used together with an excavator or wheel loader to move dirt in connection with road, tunnel or other infrastructure construction and commercial, industrial or major residential construction projects. Terex's articulated trucks are manufactured in Motherwell, Scotland, under the brand name TEREX.

                    Rigid Off-Highway Trucks - are two axle machines which generally have larger capacities than articulated trucks, but can operate only on improved or graded surfaces. The capacities of rigid off-highway trucks range from 35 to 100 tons, and off-highway trucks have applications in large construction or infrastructure projects, aggregates and smaller surface mines. Terex's rigid trucks are manufactured in Motherwell, Scotland, under the TEREX brand name and in Tulsa, Oklahoma, under the PAYHAULER brand name.


High Capacity Surface Mining Trucks

Terex manufactures high capacity surface mining trucks, which are off-road dump trucks with capacities in excess of 120 tons used primarily for surface mining.


                    Terex's high capacity surface mining trucks are powered by a diesel engine driving an electric generator that provides power to individual electric motors in each of the rear wheels. Unit Rig's current LECTRA HAUL product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 360 tons, and bottom dump trucks with capacities ranging from 180 to 270 tons. Terex's high capacity surface mining trucks are manufactured at Unit Rig, located in Tulsa, Oklahoma, under the UNIT RIG, LECTRA HAUL and TEREX brand names.

Large Hydraulic Excavators

Terex sells hydraulic excavators, which are shovels primarily used to load coal, copper ore, iron ore, diamonds, other mineral-bearing materials, or rocks into trucks. These products are primarily utilized for quarrying construction materials or digging in surface mines. Additional applications include large construction projects with difficult working conditions where large amounts of solid material and rock are to be moved.

                    Terex offers a complete range of large hydraulic excavators, with operating weights from 58 to 800 tons. O&K Mining produces the RH 400, available in both electric and diesel drive, the world's largest hydraulic excavator, with an 800-ton machine weight and 80-ton bucket capacity. The inclusion of the RH 400 in the Terex product line enables the Company to compete with the most popular electric rope shovel size class. Most hydraulic excavators sold by Terex are manufactured under the O&K brand name by O&K Mining in Dortmund, Germany.

Crushing and Screening Equipment

Terex's crushing and screening equipment is used in the aggregate processing and recycling industries. Crushing and screening products include crushers, screens, trommels, feeders and conveyors, which are used when processing raw aggregate materials. Typical crushing and screening operations utilize a combination of components in reducing virgin aggregate materials to required product sizes for final usage in road building and related construction applications. Crushing and screening plants can be either stationary or portable. Portable crushing and screening plants are configured with a variety of components to provide easy site-to-site mobility, application versatility, flexible on-demand finished product and reduced set-up time.

Crushing Equipment

Terex manufactures crushing equipment under the PEGSON, CEDARAPIDS, JAQUES and CANICA brand names in Coalville, England, Cedar Rapids, Iowa, Durand, Michigan, Melbourne, Australia, and Subang Jaya, Malaysia. Terex produces the following types of crushing equipment:


                    Jaw Crushers - are primary crushers with reduction ratios of 6 to 1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.




                    Horizontal Shaft Impactors - are secondary crushers which utilize rotor impact bars and breaker plates to achieve high production tonnages and improved aggregate particle shape. The rugged durability and easy maintenance of horizontal shaft impactors ensure less downtime and reduced wear costs for the owner. They are typically applied to reduce soft to medium hard materials.




                    Vertical Shaft Impactors - are tertiary crushers which reduce material utilizing various rotor configurations and are highly adaptable to any application. Vertical shaft impactors can be customized to material conditions and desired product size/shape. A full range of models provides customers with increased tonnages, better circuit balance and screen efficiency.




                    Cone Crushers - are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.

     Screening Equipment

     Terex manufactures screening equipment at its facilities in Dungannon, Northern Ireland, Kilbeggan, Ireland, Omagh, Northern Ireland, Durand, Michigan, Cedar Rapids, Iowa, Melbourne, Australia, Subang Jaya, Malaysia and Chomburi, Thailand under the brand names POWERSCREEN, FINLAY, SIMPLICITY, CEDARAPIDS, ROYER, RE-TECH, JAQUES and TEREX.


                    Heavy Duty Inclined Screens and Feeders - are found in high tonnage applications. These units are typically custom designed to meet the needs of each customer. Although primarily found in stationary installations, Terex supplies a variety of screens and feeders for use on heavy duty portable crushing and screening spreads.




                    Inclined Screens - are used in all phases of plant design from handling quarried material to fine screening. Capable of handling much larger capacity than a flat screen, inclined screens are most commonly found in large stationary installations where maximum output is required. This requires the ability to custom design and manufacture units that meet both the engineering and application requirements of the end user.





                    Feeders - are generally situated at the primary end of the processing facility, requiring rugged design in order to handle the impact of the material being fed from front end loaders, excavators, etc. The feeder moves material to the crushing and screening equipment in a controlled fashion. Some feeders manufactured by Terex remove smaller sized materials through a short scalping area before reaching the crusher, significantly reducing the wear in the crusher chamber.





                    Flat Screens - combine the high efficiency of a horizontal screen with the capacity, bearing life and low maintenance of an inclined screen. They are adaptable for heavy scalping, standard duty and fine screening applications and are engineered for durability and user friendliness.





                    Dry Screening - is used to process materials such as sand, gravel, quarry rock, coal, construction and demolition waste, soil, compost and wood chips.

                    Washing Screens - are used to separate, wash, scrub, dewater and stockpile sand and gravel. Products manufactured by Terex include a completely mobile single chassis washing plant incorporating separation, washing, dewatering and stockpiling, mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative option to the bucket-wheel dewaterers.


                    Trommels - are used in the recycling of construction and demolition waste materials, as well as soil, compost and wood chips. Trommels incorporate conveyors and variable speed fingertip control of the belts and rotating drum to separate the various materials. Terex manufactures a range of trommel and soil shredding equipment. Terex also designs, sources, installs, commissions and provides aftersales support for turnkey recycling systems. These systems are used to process construction and demolition waste, as well as decasing, segmenting and processing empty bottles. The soil shredding units are mainly used by landscape contractors and provide a high specification end product.




Asphalt and Concrete Equipment

Terex manufactures asphalt mixing plants, asphalt pavers, concrete production plants, concrete pavers and reclaimers at its facilities in Cedar Rapids, Iowa, Oklahoma City, Oklahoma, Canton, South Dakota and Cachoeirinha, Brazil.

                    Asphalt Pavers - Terex sells asphalt pavers with maximum widths from 18 feet to 30 feet. Pavers are available in rubber tire and steel or rubber track designs. The smaller units have a maximum paving width of 18 feet and are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects and have maximum paving widths ranging from 24 to 28 feet. High production pavers are engineered and built for heavy-duty, mainline paving and are capable of 30 foot maximum paving widths. All of the above feature direct hydrostatic drive for maximum uptime, patented frame raise for maneuverability and three-point suspension for smooth, uniform mats. Terex 's asphalt pavers are manufactured under the CEDARAPIDS and GRAYHOUND brand names in Cedar Rapids, Iowa and under the CMI-CIFALI brand name in Cachoeirinha, Brazil.



                    Asphalt Mixing Plants - are used by road construction companies to produce hot mix asphalt. The mixing plants are available in portable, relocatable and stationary configurations. Associated plant components and control systems are manufactured to offer customers a wide variety of equipment to meet individual production requirements. Asphalt mixing plants are manufactured under the CMI and CEDARAPIDS/STANDARD HAVENS brand names in Oklahoma City, Oklahoma and under the CMI-CIFALI brand name in Cachoeirinha, Brazil.

                    Concrete Production Plants - are used in residential, commercial, highway, airport and other heavy construction markets. Terex products include a full range of portable and stationary transit mix and central mix production facilities. They are manufactured in Oklahoma City, Oklahoma and sold worldwide under the CMI JOHNSON-ROSS brand name.



                    Concrete Pavers - produced by Terex are used by paving contractors to place and finish concrete streets, highways and airport surfaces. Terex manufactures slipform pavers, which pave widths ranging from two feet to 35 feet in a single pass. The slipform paving technology includes
                    "Hydraulic Variable Width" paving that permits changing pavement width during the paving process. This patented feature significantly speeds the paving process. Terex also produces concrete pavers which require paving forms, usually metal, to contain the paving material. These pavers are used on bridge decks, elevated highways and for general conduction paving needs. Concrete pavers are manufactured under the CMI and BID-WELL brand names in Oklahoma City, Oklahoma and Canton, South Dakota.



                    Reclaimers/Stabilizers - produced by Terex are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement. Terex's reclaimers/stabilizers are manufactured in Oklahoma City, Oklahoma under the CMI brand name



                    Pavement Profilers - produced by Terex mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed. The process is less costly than complete removal, and produces a by-product, RAP (Recycled Asphalt Product) that can be processed through Terex hot mix asphalt plants to produce lower cost paving materials. Terex produces pavement profilers in Oklahoma City, Oklahoma under the CMI brand name.




Light Construction Equipment

Light construction equipment produced by Terex includes mobile and portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems, generators and traffic control products.

                    Light Towers - are used primarily to light work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide adequate light for construction activity for a radius of approximately 300 feet from the tower. Light towers are manufactured under the AMIDA, COLEMAN ENGINEERING and TEREX brand names.

                    Power Trowels - are used to provide a smooth finish on concrete surfaces. They are used on soft cement as the concrete hardens. The power trowels are manufactured as walk-behind and ride-on models. Trowels are typically used in conjunction with other products manufactured by Terex, including light towers, power buggies, screed, and material spreaders. Power trowels are manufactured under the BARTELL brand name in Brampton, Ontario, Canada.

                    Power Buggies - are used primarily to transport concrete from the mixer to the pouring site. Terex power buggies include dump capacities from 10 to 21 cubic feet with both walk-behind and ride-on models. Terex manufactures power buggies under the AMIDA, MORRISON and TEREX brand names in Rock Hill, South Carolina.



                    Generators - are used to provide electric power on construction sites and other remote locations. Generators up to 2,000 kW are manufactured under the TEREX POWER and COLEMAN ENGINEERING brand names in Holly Springs, Mississippi and Memphis, Tennessee.



                    Directional Arrowboards - are used to direct traffic around road construction sites. They are primarily solar powered, with solar panels continuously recharging batteries which provide power during night hours. Terex arrowboards include 15 and 25 light configurations. Directional arrowboards are manufactured under the TEREX and AMIDA brand names in Rock Hill, South Carolina.

Compaction Equipment

Terex manufactures a range of light and heavy compaction equipment for a wide range of applications, from small plates which offer portability to heavy duty ride-on rollers at the cutting edge of vibratory technology.

                    Single and reversible direction plates are used in the compaction of trench backfill material, paths and driveways. A range of tandem rollers from 1.5 to 10 tons covers larger applications, including road formation, construction and asphalt surfacing. Self propelled rollers from 6 to 12 tons are used in landfill site construction and on soil and sub-base materials. Included in the range are sophisticated infra-red trench compactors that enable the operator to use the machine at a distance. Terex Compaction equipment is manufactured in Warwick, England under the BENFORD and TEREX brand names.

Loaders
Terex manufactures its loaders in England and Germany. Terex products include loader backhoes, wheeled loaders and loading machines.



                    Loader Backhoes - incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications. Terex's loader backhoes are manufactured under the FERMEC and TEREX brand names in Manchester, England.

                    Wheeled Loaders - are machines used for loading and unloading. Due to the large variety of attachments, these machines are also multi-equipment carriers used not only in the field of construction but also in industrial, rental and landscaping business. Terex wheeled loaders are manufactured under the brand names of SCHAEFF and TEREX at its facility in Crailsheim, Germany.




                    Loading Machines- are machines specifically designed for handling logs, scrap and other bulky materials with clamshell, magnet or grapple attachments. There are stationary and mobile models for loading barges and various operations in scrap, manufacturing and materials handling. On most models manufactured by Terex, the cab raises up and forward as required to allow the operator better visibility. Terex produces loading machines ranging from 11 tons to 65 tons at its facilities in Bad Schoenborn and Ganderkasee, Germany under the FUCHS, ATLAS and ATLAS TEREX brand names.



Excavators

Terex offers two categories of high quality excavators used primarily in the construction and rental industries. These excavators are manufactured under the ATLAS-TEREX, SCHAEFF and TEREX brand names in Germany.

                    Mini-Excavators - are crawler type excavators ranging in size from 1.6 tons to 5.5 tons. Applications are in the general construction, landscaping and rental businesses. These machines are equipped with either rubber or steel tracks.


                    Midi-Excavators - are manufactured in a mobile (wheeled) version in the 6 to 11 ton sizes for the European market. These excavators are commonly used for excavation and lifting in confined areas in communities and in rental businesses. Midi-excavators are also manufactured as crawler excavators in sizes between 5.5 tons and 11.0 tons. In the 6 to 8 ton sizes Terex offers standard steel tracks and optional rubber tracks.

Construction Trailers

Terex produces construction trailers with capacities up to 75 tons at its facility in Elk Point, South Dakota under the LOAD KING brand name.


                    Construction Trailers - as manufactured by Terex are used in the construction industry to haul materials and equipment. Bottom drop material trailers are used to transport raw aggregates, crushed aggregates and finished hot mix asphalt paving material, while detachable drop deck and detachable gooseneck trailers are used for transportation of oversized equipment.

Tank Containers

Terex produces tank containers at its facility in Clones, Ireland under the CPV brand name.

                    Tank Containers - are tanks designed to transport liquids by rail, truck or sea. Tanks manufactured by Terex are used primarily in the pharmaceutical, chemical and food industries. Tanks come in standardized sizes for use in cell guide systems of deep sea container ships or custom made sizes for specialized chemicals and other areas where size is of a concern.

Electric Standup Counterbalance Forklifts

Electric standup counterbalance forklifts are used primarily for industrial applications in warehousing and manufacturing applications, to move materials to a manufacturing floor or to move products in and out of a warehouse.


                    Electric Standup Counterbalance Forklifts - are designed to move products or materials on smooth floor applications and are often used in applications where electric powered forklifts are required, such as grocery or food processing. Standup forklifts are often used where an operator is going to get on and off the forklift many times during a shift. These forklifts can work in 10 - 12 feet aisles and have lifting capacities from 3,000 to 6,000 pounds. Terex manufactures its electric standup counterbalance forklifts at its facilities in Sioux City, Iowa, under the brand name SCHAEFF.


Backlog

The Company's backlog as of December 31, 2001 and 2000 was as follows:

                                                      December 31,
                                               ----------------------------
                                                   2001          2000
                                               ----------------------------
                                                       (in millions)
            Terex Americas.....................$     118.1   $      129.1
            Terex Europe.......................      119.1           65.0
            Terex Mining.......................       17.1           43.0
            Other/Eliminations.................      (19.1)         (17.3)
                                               ----------------------------
                 Total.........................$     235.2   $      219.8
                                               ============================


Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Terex Americas backlog at December 31, 2001 decreased $11.0 million to $118.1 million as compared to $129.1 million at December 31, 2000. The decrease in backlog was due primarily to the continued slowdown in the mobile crane business and the Company's crushing and screening business, offset somewhat by the businesses acquired in 2001.

The backlog at Terex Europe increased $54.1 million to $119.1 million at December 31, 2001 from $65.0 million at December 31, 2000, principally due to the effect of the acquisition of Atlas Terex in December 2001.

Terex Mining's backlog at December 31, 2001 decreased $25.9 million to $17.1 million as compared to $43.0 million at December 31, 2000. The decrease was due primarily to the general economic uncertainty affecting the mining industry.

Included in Other backlog are the elimination of backlog among the Company's three segments.

Distribution

Terex distributes its products primarily through a global network of dealers and national accounts in over 2,000 different locations. Terex's telescopic mobile cranes are marketed in the great majority of the United States under the TEREX brand name. Terex's European telescopic mobile crane distribution is carried out primarily under three brand names, TEREX, PPM and BENDINI, through a distribution network comprised of both distributors and a direct sales force. Terex sells its lattice boom cranes through a distribution network under the TEREX and AMERICAN brand names. Terex distributes its mobile cranes in Australia under the FRANNA and TEREX brand names. Telescopic and articulated boom truck mounted cranes are distributed by Terex under the RO-STINGER, ATLAS, ATLAS TEREX and TEREX brand names. Terex sells its utility aerial devices under the TELELECT and HI-RANGER brand names principally through a network of North American company-owned and independent distributors. Terex sells its aerial work platform products through a distribution network throughout the world, but principally in North America and Europe. Terex aerial work platform products are sold under the brand name TEREX AERIALS. Terex sells its tower cranes through a distribution network under the PEINER, COMEDIL and TEREX brand names. Terex material and container handlers products are sold through a distribution network under the brand names of TEREX, SQUARE SHOOTER, PPM, P&H and ITALMACCHINE.

TEL markets trucks, haulers, scrapers and replacement parts primarily through worldwide dealership networks. TEL's truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers carry products of a variety of manufacturers, and may or may not carry more than one of Terex's products, each dealer generally carries only one manufacturer's "brand" of each particular type of product. Terex employs sales representatives who service these dealers from offices located throughout the world. Fermec sells its loader backhoes through a network of independent dealers and distributors throughout the world.

Powerscreen distributes all screening products through a global network of dealers in more than 80 locations. The American dealers are supported by a distribution center located in Louisville, Kentucky. Most dealers are single line Powerscreen dealers. B.L. Pegson sells its entire range of crushers, screens and feeders worldwide through distributors under the B. L. PEGSON brand name. In total there are approximately 50 dealers, half of which are located in the United States and served by the distribution center in Louisville, Kentucky. Finlay distributes all products worldwide through a network of independent dealers. In total there are approximately 35 distributors located across five continents. Simplicity sells products through dealers, mainly located in the United States, as well as direct to original equipment manufactures.

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

CMI asphalt reclaimers, stabilizers, profilers and asphalt plants are principally sold direct to end user customers under the CMI, JOHNSON-ROSS, BARTON and CEDARAPIDS/STANDARD HAVENS brand names by the CMI sales force consisting of approximately 37 marketing and sales personnel and, to a lesser extent, through independent dealers and distributors.

Atlas Terex cranes and excavators are sold in Germany through a network of company-owned and independent dealers and distributors and in the balance of Europe through a network of independent dealers and distributors under the brand names ATLAS and ATLAS TEREX. Similarly, Schaeff excavators and loaders are sold in Germany through a network of company-owned and independent dealers and distributors and in the balance of Europe through a network of independent dealers and distributors under the SCHAEFF brand name. Fuchs distributes its loading machines through a worldwide network of dealers and distributors under the FUCHS brand name.

Terex light construction products are distributed through a global network of dealers and national accounts. Terex employs sales representatives who service these dealers throughout the world. Worldwide distribution is conducted under the AMIDA, BARTELL, MORRISON, BENFORD, MULLER, COLEMAN ENGINEERING, TEREX POWER and TEREX brand names.

With respect to Terex Mining, Payhauler distributes its products primarily through a dealership network under the PAYHAULER brand name. Unit Rig distributes its products and services directly to customers primarily through its own sales and distribution organization under the TEREX, UNIT RIG and LECTRA HAUL brand names. O&K Mining sells its hydraulic excavators and after-market parts and services under the O&K brand primarily through its export sales department in Dortmund, Germany, through O&K Mining's global network of wholly-owned foreign subsidiaries and through dealership networks.

CPV markets its tank containers primarily to direct users through its internal sales force. To a lesser extent CPV's products are sold to independent dealers and distributors.

Schaeff forklifts are principally sold through independent dealers under the SCHAEFF brand name and to a lesser extent sold direct to end user customers as national accounts. Additionally, Schaeff manufactures these forklifts on a private label basis for other manufacturers.

Research and Development

The Company maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. The Company's engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $6.2, $9.1 and $9.1 million in 2001, 2000 and 1999, respectively.

Materials

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other fabricated or manufactured items. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. Electric wheel motors and controls used in most of the Unit Rig product line are currently supplied exclusively by General Electric Company. The Company has also entered into a contract with General Atomics, a former defense contractor, who has developed electric wheel motors for the largest Unit Rig trucks. If the Company is unable to develop alternative sources, or if there is disruption or termination of its relationship with General Electric Company (which is not governed by a written contract) or General Atomics, it could have a material adverse effect on Unit Rig's operations.

Competition

Telescopic Mobile Cranes - The domestic telescopic mobile crane industry is comprised primarily of three manufacturers. The Company believes that it is the second largest domestic manufacturer. The Company believes that the number one domestic manufacturer is Grove Worldwide, and the number three domestic manufacturer is Link-Belt, a subsidiary of Sumitomo Corp. The Company's principal markets in Europe are in France, Italy and Spain, where the Company believes it has the largest market shares. In Europe, the Company's primary competitors are Grove Cranes, Liebherr and Demag Mobile Cranes.

Truck Mounted Cranes (Boom Trucks) - The United States boom truck industry is dominated by four manufacturers, of which the Company believes Terex RO is the second largest behind Grove's National Crane. The European boom truck industry is comprised primarily of five manufacturers, of which the Company believes Atlas Terex is the fifth. Other competitors are Palfinger, Hiab, Fassi and PM.

Tower Cranes - The tower crane industry includes two principal competitors, Liebherr and Potain (Manitowoc), who combined represent well over half of the worldwide market. Terex and Wolf are the only other competitors with a multi-national presence; other manufacturers are small and regional.

Lattice Boom Cranes - The lattice boom crane industry includes Manitowoc, Link-Belt, Demag, Liebherr, Hitachi and Kobelco. Manitowoc is the world leader in lifting capacities over 125 tons, and represents over half of the United States lattice boom crane market.

Utility Aerial Devices - The utility aerial device industry is comprised primarily of three manufacturers. The Company believes that it is the second largest manufacturer in the United States of utility aerial devices behind Altec.

Telescopic Container Stackers - The Company believes that four manufacturers account for a majority of the global market for telescopic container stackers. The Company believes that it is the second largest manufacturer behind Kalmar. Other manufacturers include Valmet Belloti and Fantuzzi.

Rough Terrain Telescopic Boom Material Handlers - OmniQuip (Textron), Caterpillar, Gradall (JLG) and Ingersoll Rand are the largest manufacturers of rough terrain telescopic material handlers. The Company believes that it is the fifth largest manufacturer of rough terrain telescopic material handlers.

Aerial Work Platforms - The aerial work platform industry in North America is fragmented, with seven major competitors. Terex believes that it is the fifth largest manufacturer of aerial work platforms in North America, behind JLG, Genie, UpRight and Skyjack. The Company believes that its market share in boom lifts is greater than its market share in scissor lifts.

Rigid and Articulated Off-Highway Trucks - North America and Europe account for a majority of the global market. Four manufacturers dominate the global market. Terex believes that it is the third largest of these manufacturers (behind Volvo and Caterpillar).

High Capacity Surface Mining Trucks - The high capacity surface mining truck industry includes three principal manufacturers: Caterpillar, Komatsu and the Company. The Company believes that all of these companies have held similar market positions since 1999.

Large Hydraulic Excavators - The large hydraulic excavator industry is comprised of primarily seven manufacturers, the largest of which are Hitachi, Komatsu-Demag, Liebherr and Caterpillar. The Company believes it is the largest manufacturer of hydraulic excavators having machine weights in excess of 200 tons. The largest hydraulic excavators also compete against electric mining shovels (rope excavators) from competitors such as Joy Global, Inc. and Bucyrus International Inc. and, for some applications, against bucket wheeled loaders from competitors such as Caterpillar, Volvo and Komatsu.

Crushing and Screening Equipment - The crushing industry is a competitive market reflecting a large number of competitors. The largest competitor is Metso Corporation, which is a combination of Nordberg and Svedala Industri A.B. The Company believes it is the second largest manufacturer. The screening industry includes five other principal manufacturers: Extec (U.K.), Metso Corporation (Finland), Astec Industries (U.S.), Ohio Screen (U.S.), and Parker Plant (U.K.). The Company believes that it is the market leader in the mobile screening industry.

Asphalt Pavers - The asphalt paver industry includes four principal manufacturers: Blaw-Knox (Ingersoll-Rand), Barber Greene (Caterpillar), Roadtec (Astec Industries) and the Company. The Company believes it is the third largest manufacturer.

Asphalt Mixing Plants - The asphalt mixing plant industry includes three principal manufacturers: Astec Industries, Gencor Corporation, and Terex. The Company believes it is the second largest manufacturer.

Concrete Pavers - The Company believes that it has the largest market share in the concrete paver market in North America through Bid-Well. The second largest manufacturer is Gomaco.

Reclaimers/Stabilizers - The Company believes that it has the largest market share in the North American reclaimers/stabilizers market. Other competitors are Caterpillar, Wirtgen and Bomag.

Pavement Profilers - The Company believes that it has the largest market share in the North American pavement profiler market for half-lane width and larger machines. Other competitors are Caterpillar, Wirtgen and Road-Tech (Astec Industries).

Light Towers - The United States light tower market is dominated by three manufacturers. The Company believes that it is the largest manufacturer followed by Allmand Bros. and Ingersoll-Rand.

Light Concrete Equipment - The light concrete equipment market is fragmented with numerous small manufacturers. The Company believes that Allen Engineering, Multiquip, and Wacker are the primary extended line competitors. The Company believes that it is the third largest extended line manufacturer in this category.

Compaction Equipment - The compaction equipment industry is a competitive market reflecting a large number of competitors. The Company believes it is the second largest manufacturer in the United Kingdom. Other significant competitors in Europe are Bomag, Amman, Dynapac, and Hamm. The North American market has three significant manufacturers: Ingersoll-Rand, Caterpillar and Compaction America.

Loader Backhoes - The loader backhoe industry is a competitive market reflecting a large number of competitors. The largest competitors are Caterpillar, CNH (including both its Case and New Holland brands), JCB, Komatsu and John Deere. The Company believes that it is the fifth largest of these manufacturers in Europe and in the United States.

Wheeled Loaders - The wheeled loader market in the under one cubic meter bucket size category is a competitive market in Europe. These machines are designed using various design philosophies from different manufacturers such as Kramer, Volvo, Terex and Caterpillar.

Mini-Excavators - Main competitors in the European mini-excavator market are Yanmar, Volvo, Neuson and Kubota. In addition, Bobcat (Ingersoll-Rand) competes in the United States market.

Midi-Excavators - The wheeled midi-excavator market in the under 11 ton size category is a competitive market in Europe. The major competitors are Komatsu, Fiat-Hitachi and Volvo. In the crawler midi-excavator market from 5.5 to 11 tons, the leading competitors are Komatsu, Volvo and Yanmar.

Loading Machines - The Company believes that it has the largest market share in the scrap handler market in Europe with the combined volume of Fuchs and Atlas Terex. Other competitors in Europe are Liebherr, Sennebogen and Caterpillar.

Trailers - The Company competes in the heavy-haul lowbed trailer market and in the bottom dump trailer market. In the lowbed trailer market there are many significant competitors including Trail King, Talbert, Fontaine, Rogers and Etnyre. There are also many smaller, regional producers. In the bottom dump trailer market the significant competitors include Trail King, Ranco, Clement and CPS, as well as several smaller regional suppliers.

Electric Standup Counterbalance Forklifts - The domestic standup forklift industry is comprised primarily of four manufacturers. The Company believes that it is the third largest domestic manufacturer. The Company believes that the number one domestic manufacturer is Crown Equipment and the number two domestic manufacturer is Raymond Corporation, while the number four domestic manufacturer is Clark Material Handling.

Tank Containers - North America and Europe account for a majority of the global market. Six manufacturers dominate the global tank container market. Terex believes it is the sixth largest manufacturer of tank containers, behind Consani, Burg Group, Van Hool, Universal Bulk Handling and MTK.

Employees

As of December 31, 2001, the Company had approximately 7,363 employees. The Company considers its relations with its personnel to be good. Approximately 38% of the Company's employees are represented by labor unions which have entered into or are in the process of entering into various separate collective bargaining agreements with the Company.

Patents, Licenses and Trademarks

Several of the trademarks and trade names of the Company, in particular the TEREX, LORAIN, UNIT RIG, MARKLIFT, P&H, PPM, TELELECT, HI-RANGER, SQUARE SHOOTER, PAYHAULER, O&K, AMERICAN, ITALMACCHINE, PEINER, COMEDIL, FRANNA, POWERSCREEN, CEDARAPIDS, FINLAY, SIMPLICITY, B.L. PEGSON, MATBRO, BENFORD, MULLER, RE-TECH, JAQUES, CANICA, AMIDA, MORRISON, EARTHKING, FERMEC, COLEMAN ENGINEERING, BARTELL, GRAYHOUND, CMI, LOAD KING, BID-WELL, ATLAS, FUCHS and SCHAEFF trademarks, are important to the business of the Company. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renews them as required. The Company also protects its trademark, trade name and patent rights when circumstances warrant such action, including the initiation of legal proceedings, if necessary. P&H is a registered trademark of Joy Global, Inc. which the Company has the right to use for certain products pursuant to a license agreement until 2011. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period of time. All other trademarks and trade names of the Company referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

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

Seasonal Factors

The Company markets a large portion of its products in North America and Europe. Due to the normal winter slowdown of construction activity, the Company's sales of trucks, asphalt mixing plants, mobile crushing and screening equipment and cranes during the fourth quarter of each year to the construction industry are usually lower than sales of such equipment during each of the first three quarters of the year. However, sales of trucks and excavators to the mining industry are generally less affected by such seasonal factors.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

         Entity                             Facility Location                 Type and Size of Facility

Terex (Corporate Offices) and EarthKing.....Westport, Connecticut (1)         Office;  19,898 sq. ft.

                                            Terex Americas

American Crane..............................Wilmington, North Carolina        Office, manufacturing and warehouse;
                                                                                572,200 sq. ft.
Amida Rock Hill, South Carolina.............Office, manufacturing and warehouse;
                                                                                121,020 sq. ft.
Bartell.....................................Brampton, Ontario, Canada         Office, manufacturing and warehouse;
                                                                                32,509 sq. ft.
Bid-Well....................................Canton, South Dakota              Office, manufacturing and warehouse;
                                                                                70,760 sq. ft.
Cedarapids..................................Cedar Rapids, Iowa                Office, manufacturing and warehouse;
                                                                                608,423 sq. ft.
CMI.........................................Oklahoma City, Oklahoma           Office, manufacturing and warehouse;
                                                                                634,592 sq. ft.
CMI--Cifali.................................Cachoeirinha, Brazil              Office, manufacturing and warehouse;
                                                                                83,000 sq. ft.
Coleman.....................................Holly Springs, Mississippi        Office, manufacturing and warehouse;
                                                                                100,000 sq. ft.
Jaques......................................Melbourne, Australia (1)          Office, manufacturing and warehouse;
                                                                                36,000 sq. ft.
Jaques Malaysia.............................Subang Jaya, Malaysia (1)         Manufacturing and warehouse;
                                                                                111,200 sq. ft.
Jaques Thailand.............................Chomburi, Thailand                Manufacturing; 79,500 sq. ft.

Load King...................................Elk Point, South Dakota           Office, manufacturing and warehouse;
                                                                                92,700 sq. ft.
Schaeff, Inc................................Sioux City, Iowa                  Office, manufacturing and warehouse;
                                                                                165,874 sq. ft.
Simplicity..................................Durand, Michigan                  Office, manufacturing and warehouse;
                                                                                167,000 sq. ft.
Telelect....................................Watertown, South Dakota           Office, manufacturing and warehouse;
                                                                                219,350 sq. ft.
Telelect (Terex Manufacturing)..............Huron, South Dakota               Manufacturing; 88,000 sq. ft.

Terex Cranes - Waverly......................Waverly, Iowa                     Office, manufacturing and warehouse;
                                                                                311,920 sq. ft.
Terex-RO....................................Olathe, Kansas                    Office and manufacturing; 80,400 sq. ft.

Terex Handlers..............................Baraga, Michigan                  Office, manufacturing and warehouse;
                                                                                53,620 sq. ft.
Terex Lifting Australia.....................Brisbane, Australia (1)           Office, manufacturing and warehouse;
                                                                                42,495 sq. ft.
Terex  Parts Distribution Center............Southaven, Mississippi (1)        Office and warehouse; 505,000 sq. ft.  (2)

Terex Power.................................Memphis, Tennessee (1)            Warehouse and manufacturing;
                                                                                50,000 sq. ft.


                                  Terex Europe

Atlas Terex.................................Delmenhorst, Germany              Office, manufacturing and warehouse;
                                                                                224,255 sq. ft.
Atlas Terex.................................Ganderkasee, Germany              Office, manufacturing and warehouse;
                                                                                362,281 sq. ft.
Atlas Terex.................................Vechta, Germany                   Manufacturing and warehouse;
                                                                                280,238 sq. ft.
Atlas Terex.................................Loeningen, Germany                Manufacturing and warehouse;
                                                                                130,254 sq. ft.
Atlas UK....................................Hamilton, Scotland                Office, manufacturing and warehouse;
                                                                                118,486 sq. ft.
Benford.....................................Warwick, England                  Office, manufacturing and warehouse;
                                                                                210,000 sq. ft.
B. L. Pegson................................Coalville, England                Office, manufacturing and warehouse;
                                                                                204,486 sq. ft.
Comedil.....................................Fontanafredda, Italy              Office, manufacturing and  warehouse;
                                                                                100,682 sq. ft.
CPV.........................................Clones, Ireland                   Office and manufacturing; 313,700 sq. ft.

Fermec......................................Manchester, England               Office, manufacturing and warehouse;
                                                                                371,683 sq. ft.
Finlay......................................Omagh, Northern Ireland           Office, manufacturing and warehouse;
                                                                                152,863 sq. ft.
Fuchs.......................................Bad Schoenborn, Germany           Office, manufacturing and warehouse;
                                                                                237,839 sq. ft.
Powerscreen.................................Dungannon, Northern Ireland       Office, manufacturing and warehouse;
                                                                                330,000 sq. ft.
Powerscreen.................................Kilbeggan, Ireland                Manufacturing; 70,000 sq. ft.

PPM S.A.S. .................................Montceau-les-Mines, France        Office, manufacturing and warehouse;
                                                                                418,376 sq. ft.
Schaeff ....................................Langenburg, Germany               Office, manufacturing and warehouse;
                                                                                102,102 sq. ft.
Schaeff ....................................Gerabronn, Germany                Office, manufacturing and warehouse;
                                                                                63,333 sq. ft.
Schaeff ....................................Rothenburg, Germany (3)           Office, manufacturing and warehouse;
                                                                                97,303 sq. ft.
Schaeff ....................................Crailsheim, Germany               Office, manufacturing and warehouse;
                                                                                185,384 sq. ft.
Schaeff.....................................Clausnitz, Germany                Office, manufacturing and warehouse;
                                                                                83,573 sq. ft.
Schaeff.....................................Ilshofen, Germany                 Office, manufacturing and warehouse;
                                                                                66,636 sq. ft.
TEL.........................................Motherwell, Scotland              Office, manufacturing and warehouse;
                                                                                473,000 sq. ft.
Terex Italia................................Crespellano, Italy                Office, manufacturing and warehouse;
                                                                                68,501 sq. ft.
Terex Aerials Limited.......................Cork, Ireland (1)                 Office and manufacturing; 35,250 sq. ft.

TerexLift...................................Perugia, Italy                    Office, manufacturing and warehouse;
                                                                                113,834 sq. ft.
Terex Peiner................................Trier, Germany                    Office, manufacturing and warehouse;
                                                                                85,787 sq. ft.


                                            Terex Mining

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

(1)     These facilities are either leased or subleased by the indicated entity.
(2)     Includes 239,400 sq. ft. of warehouse space subleased to others.
(3)     Includes 54,134 sq. ft. which are leased by the indicated entity.

The Company also has numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide.

Management believes that the properties listed above are suitable and adequate for the Company's use. The Company has determined that certain of its properties exceed its requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list.

The majority of the Company's U.S. properties are subject to mortgages in favor of its bank lenders in connection with its bank credit facilities.

Financial Information about Industry and Geographic Segments, Export Sales and Major Customers

Information regarding foreign and domestic operations, export sales, segment information and major customers is included in Note O -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

As described in Note M -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability and workers' compensation liability, which have arisen in the normal course of its operations and to which the Company is self-insured for up to $3.0 million per incident. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "TEX." The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                           2001                               2000
              -------------------------------   --------------------------------
              Fourth   Third   Second   First    Fourth  Third   Second  First
High..........$19.00  $22.94  $24.50   $20.35    $17.19  $19.50  $17.25  $28.88
Low........... 15.78   15.35   16.75    14.50     11.56   12.00   12.38   11.13


No dividends were declared or paid in 2001 or in 2000. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business and to pay down debt. The Company does not plan on paying dividends on the Common Stock in the near term. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 25, 2002, there were 1,281 stockholders of record of the Company's Common Stock.

(b) On December 5, 2001, the Company issued 40,432 shares of its Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued to a holder of the Company's equity rights issued May 9, 1995 ("Equity Rights") in connection with the exercise of 56,000 Equity Rights by such holder. Pursuant to the terms of the Equity Rights exercised by such holder, the holder was entitled to receive payment of $716,455 in cash or shares of Common Stock. The Company elected to make such payment by issuance of shares of Common Stock having a then-current market value equal to the payment amount. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of Common Stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.

ITEM 6.   SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)

                                                                          As of or for the Year Ended December 31,
                                                               ----------------------------------------------------------------
                                                                   2001         2000         1999         1998        1997
                                                               ----------------------------------------------------------------
 Summary of Operations
   Net sales...................................................$    1,812.5  $  2,068.7  $  1,856.6    $  1,233.2  $    842.3
   Income from operations.......................................      104.2       198.3       178.3         122.0        71.1

   Income from continuing operations before extraordinary items.       16.7       103.9       172.9          72.8        30.3
   Income (loss) from discontinued operations...................      ---          (7.3)      ---           ---         ---
   Income before extraordinary items............................       16.7        96.6       172.9          72.8        30.3
   Net income...................................................       12.8        95.1       172.9          34.5        15.5
   Per Common and Common Equivalent Share:
     Basic
       Income (loss) from continuing operations................$        0.60  $     3.82  $     7.14    $     3.52  $     1.57
       Income (loss) from discontinued operations...............      ---          (0.27)     ---           ---         ---
       Income before extraordinary items........................        0.60        3.55        7.14          3.52        1.57
       Net income...............................................        0.46        3.50        7.14          1.67        0.66
     Diluted
       Income (loss) from continuing operations................$        0.58  $     3.72  $     6.75    $     3.25  $     1.44
       Income (loss) from discontinued operations...............      ---          (0.26)     ---           ---         ---
       Income before extraordinary items........................        0.58        3.46        6.75          3.25        1.44
       Net income...............................................        0.44        3.41        6.75          1.54        0.60
 Working Capital
   Current assets..............................................$    1,383.0  $  1,242.4  $  1,315.3    $    771.6  $    426.5
   Current liabilities..........................................      627.1       575.6       579.5         425.4       236.1
   Working capital..............................................      755.9       666.8       735.8         346.2       190.4
 Property, Plant and Equipment
   Net property, plant and equipment...........................$      173.9  $    153.9  $    172.8    $     99.5  $     47.8
   Capital expenditures.........................................       13.5        24.2        21.4          13.1         9.9
   Depreciation.................................................       22.5        23.0        17.6          10.1         8.2
 Total Assets..................................................$    2,387.0  $  1,983.7  $  2,177.5    $  1,151.2  $    588.5
 Capitalization
   Long-term debt and notes payable, including current
     maturities................................................$    1,055.4  $    902.5  $  1,156.4    $    631.3  $    300.1
   Minority interest, including redeemable preferred stock of
      a subsidiary..............................................      ---         ---         ---             0.6         0.6
   Stockholders' equity ........................................      595.4       451.5       432.8          98.1        59.6
   Dividends per share of Common Stock.........................$     ----    $    ---    $    ---      $    ---    $    ---
   Shares of Common Stock outstanding at year end...............       36.4        26.8        27.5          20.8        20.5
 Employees......................................................    7,363       6,150       6,650         4,142       2,950

The Selected Financial Data include the results of operations of Jaques, CMI, Atlas, Coleman, Fermec, Amida, Powerscreen, Cedarapids, Bartell, Re-Tech, Princeton/Kooi, Terex Lifting Australia, Payhauler, O&K Mining, Holland Lift, American Crane, Terexlift, Peiner, Comedil, the Simon Access Companies and Terex Handlers from January 24, 2001, October 1, 2001, December 28, 2001, October 23, 2000, December 28, 2000, April 1, 1999, July 27, 1999, August 27, 1999,
September 20, 1999, September 29, 1999, November 3, 1999, December 1, 1999, January 5, 1998, March 31, 1998, May 4, 1998, July 31, 1998, November 3, 1998,
November 13, 1998, December 18, 1998, April 7, 1997 and April 14, 1997,
respectively, the dates of their acquisitions. See Note B -- "Acquisitions" in the Notes to the Consolidated Financial Statements for further information. The Selected Financial Data for the year ended December 31, 2000, includes the results of operations of Princeton/Kooi and Moffett (a division of Powerscreen) through September 30, 2000, the date these units were sold. See Note C - "Sale of Businesses" in the Notes to the Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

On April 23, 2001, the Company announced that it was implementing a modified organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments: (i) Terex Americas and (ii) Terex Mining. Therefore, commencing in the third quarter of 2001, the Company began operating primarily in three business segments: (i) Terex Americas, (ii) Terex Europe, and
(iii) Terex Mining. All prior periods have been restated to reflect results based on the three current business segments.

The Company implemented these organizational changes in response to the growth and diversity of the Company's business. While the product focus represented by having earthmoving and lifting segments assisted the Company's growth, both in the United States and internationally, as the Company's product offerings expanded it resulted in customers in many cases having to deal with multiple sales and marketing groups within the Company. This made the Company's objective of satisfying its customers more difficult to achieve. The Company, while increasingly global, believes that ultimately its business is a local one that can best be developed and served by focusing its operations geographically and by developing local relationships among equipment users, distribution channels and suppliers. For that reason, the Company created the Terex Americas and Terex Europe segments. The Terex Mining business remains organized under product, and not geographic, lines because of the worldwide scope of the mining business. In the mining industry, manufacturers and customers are located in various areas around the globe, with many customers operating multiple sites in widely dispersed locations, with the result that local geographic concerns are far less significant than a manufacturer's global range.

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. The 2001 results for Terex Americas include the operations of Jaques and its affiliates (collectively the "Jaques Group") and CMI and its affiliates since January 24, 2001 and October 1, 2001, their respective dates of acquisition. The 2000 results for Terex Americas include the operations of the Company's Princeton division through September 30, 2000, the date it was sold. The results for 2000 include the operations of Coleman since October 23, 2000, its date of acquisition.

Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. The 2001 results for Terex Europe include the operations of Fermec and its affiliates which were acquired on December 28, 2000. The 2000 results for Terex Europe include the operations of Moffett Engineering Limited and the Company's Kooi division (collectively the "European Truck-mounted Forklift Business" and along with Princeton, the "Truck-mounted Forklift Business"), through September 30, 2000, the date they were sold.

Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Germany and certain sales offices in Australia, South America and Africa.

Included in Other are the eliminations among the segments, as well as general and corporate items.

During the third quarter of 2001, the Company announced that a number of its current production facilities would reduce staffing, seven facilities would be closed and their activities consolidated into other Terex facilities and that other additional non-recurring expenses would be incurred. The restructuring program is designed to maximize factory utilization and to leverage common purchasing, engineering and marketing operations in the Americas and Europe. The majority of facility consolidations occurred in 2001 and the plan is expected to be fully implemented by the end of the second quarter of 2002.

The Company recorded costs of $29.9 million during 2001 for severance and consolidation costs related to these actions as well as other non-recurring expenses. The severance costs, totaling approximately $6 million, are for the elimination of approximately 725 positions in connection with the aforementioned plant consolidations and staff reductions. Other costs, totaling approximately $24 million, include plant consolidation costs and related asset write-offs of which approximately $21 million represents non-cash charges. These costs have been included in cost of sales ($26.0 million) and selling, general and administrative expenses ($3.9 million) in the consolidated statement of income. As of December 31, 2001, approximately $6 million representing future cash costs have been accrued; cash payments will take place primarily in the first quarter of 2002 and are expected to be completed by the end of the second quarter of 2002. The Company has estimated that an additional charge of approximately $6 million will be recorded in 2002 for costs relating to this and other expected restructuring.

Consistent with its plan at the time of acquisition, the Company has announced its intention to close four of CMI's existing facilities and consolidate the work into CMI's Oklahoma City location. These closures will eliminate approximately 500 positions and are expected to be completed during the first quarter of 2002. Costs related to these closures are expected to be included in the purchase accounting for CMI and will not be recorded as operating expenses.

2001 Compared with 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses and income (loss) from operations, by segment, for 2001 and 2000.

                                               Year Ended December 31,
                                               ----------------------- Increase
                                                 2001         2000    (Decrease)
                                                 ----         ----     ---------
NET SALES
   Terex Americas.............................$    857.8  $  1,095.4  $ (237.6)
   Terex Europe...............................     872.3       895.1     (22.8)
   Terex Mining...............................     266.2       319.3     (53.1)
   Other/Eliminations.........................    (183.8)     (241.1)     57.3
                                              ----------- ----------- ----------
     Total....................................$  1,812.5  $  2,068.7  $ (256.2)
                                              =========== =========== ==========

GROSS PROFIT
   Terex Americas.............................$    125.2  $    171.4  $  (46.2)
   Terex Europe...............................     107.4       145.0     (37.6)
   Terex Mining...............................      44.4        44.9      (0.5)
   Other/Eliminations.........................      (0.4)        2.3      (2.7)
                                              ----------- ----------- ----------
     Total....................................$    276.6  $    363.6  $  (87.0)
                                              =========== =========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas.............................$     73.1  $     64.0  $    9.1
   Terex Europe...............................      66.6        61.9       4.7
   Terex Mining...............................      29.9        38.0      (8.1)
   Other/Eliminations.........................       2.8         1.4       1.4
                                              ----------- ----------- ----------
     Total....................................$    172.4  $    165.3  $    7.1
                                              =========== =========== ==========

INCOME (LOSS) FROM OPERATIONS
   Terex Americas.............................$     52.1  $    107.4  $  (55.3)
   Terex Europe...............................      40.8        83.1     (42.3)
   Terex Mining...............................      14.5         6.9       7.6
   Other/Eliminations.........................      (3.2)        0.9      (4.1)
                                              ----------- ----------- ----------
     Total....................................$    104.2  $    198.3  $  (94.1)
                                              =========== =========== ==========


         Net Sales

Overall sales declines were consistent with weaker end market and general economic factors and generally do not reflect a weakening in the competitive condition of the Company's products. Sales decreased $256.2 million, or approximately 12%, to $1,812.5 million from $2,068.7 million in 2000. Acquisitions made during 2001, net of businesses disposed of in 2000, increased 2001 revenues by $80.6 million.

Terex Americas' sales were $857.8 million for 2001, a decrease of $237.6 million or approximately 22% from $1,095.4 million for 2000. Excluding the impact of acquisitions and divestitures, sales decreased approximately $269.1 million, which was due primarily to the decline in the articulated and rigid truck, lifting and Cedarapids businesses. The sales mix was approximately 19% parts for 2001 compared to 14% parts for 2000, reflecting the decrease in machine sales. Parts sales in 2001 were $6.3 million higher than in 2000.

Terex Europe's sales were $872.3 million for 2001, a decrease of $22.8 million or approximately 3% from $895.1 million for 2000. Excluding the results of the European Truck-mounted Forklift Business in 2000 and Fermec in 2001, net sales in 2001 were down approximately 8.5% from 2000. The decline in sales was due largely to weaker performance in the articulated and rigid truck business, the material handler business and the lifting business. In addition, sales at the aerial work platform business declined due in part to the Company's decision to exit those businesses. The sales mix was approximately 12% parts for 2001 and 10% in 2000, partially due to lower machine sales. Parts sales in 2001 were $15.5 million higher than in 2000.

Terex Mining's sales were $266.2 million for 2001, a decrease of $53.1 million or approximately 17% from $319.3 for 2000. This was due to a decrease in sales of surface mining trucks and large hydraulic excavators. The sales mix was approximately 48% parts for 2001 compared to 37% for 2000. Parts sales in 2001 were $8.5 million higher than in 2000.

Net sales for Other/Eliminations in 2001 and 2000 primarily consists of the elimination of sales among the three segments. The primary reason for the decrease from 2000 to 2001 is the decline in the sales of articulated and rigid trucks from Terex Europe to Terex Americas.

         Gross Profit

Gross profit for 2001 decreased $87.0 million, or approximately 24%, to $276.6 million as compared to $363.6 million in 2000. The decrease in gross profit is primarily due to the decrease in sales and the inclusion of $26.0 million of restructuring and other charges in cost of goods sold in 2001, as compared to 2000 when restructuring and other charges were $9.9 million. Gross profit as a percentage of sales decreased to 15.3% in 2001 as compared to 17.6% in 2000. Excluding the impact of the restructuring charges and the acquisitions and divestitures, gross margin percentage decreased to 17.0% in 2001 from 17.8% in 2000.

Terex Americas' gross profit decreased $46.2 million, or approximately 27%, to $125.2 million for 2001, compared to $171.4 million for 2000. The decrease in gross profit is due primarily to the inclusion of $9.7 million of restructuring charges and the decline in sales in the Cedarapids, the articulated and rigid truck and the lifting businesses. The gross margin percentage decreased to 14.6% in 2001 as compared to 15.6% in 2000. Excluding the impact of the restructuring charges and the acquisitions and divestitures, gross margin percentage decreased to 15.2% in 2001 from 15.9% in 2000.

Terex Europe's gross profit decreased $37.6 million, or approximately 26%, to $107.4 million for 2001, compared to $145.0 million for 2000. The decrease in gross profit was a result primarily of the inclusion of $15.6 million of restructuring charges and a decline in sales in the articulated and rigid truck business and the material handler business. Excluding the impact of the restructuring charges and the results of the acquisitions and divestitures, gross profit in 2001 decreased approximately $23.7 million from the comparable period in 2000. Gross profit as a percentage of sales decreased to 12.3% from 16.2% in 2000. Excluding the impact of the restructuring charges and the results of the European Truck-mounted Forklift Business in 2000 and Fermec in 2001, gross profit as a percentage of sales decreased to 14.7% in 2001 from 15.9% in 2000.

Terex Mining's gross profit decreased $0.5 million, or approximately 1%, to $44.4 million for 2001, compared to $44.9 million for 2000. The decrease in gross profit was a result of the decrease in machine sales, offset partially by the increase in parts sales, as well as the realization of cost savings from restructuring actions taken in the third quarter of 2000. Gross profit as a percentage of sales increased to 16.7% from 14.1% in 2000.


         Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $172.4 million for 2001 from $165.3 million for 2000. The increase principally reflected the impact of the businesses acquired in late 2000 and early 2001, the inclusion of $3.9 million and $3.2 million of restructuring and other charges in 2001 and 2000, respectively, and the Company's investments in its EarthKing subsidiary and other e-commerce businesses, offset by the effect of the divestiture of the Truck-mounted Forklift Business and continued cost control within all businesses. As a percentage of sales, selling, general and administrative expenses increased to 9.5% for 2001 as compared to 8.0% for 2000, primarily as a result of decreased sales.

Terex Americas' selling, general and administrative expenses increased to $73.1 million for 2001 from $64.0 million for 2000, principally due to the inclusion of $2.1 million of restructuring charges and the Company's investments in EarthKing and other e-commerce businesses. Absent the restructuring charges and acquisitions and divestitures, selling, general and administrative expenses in 2001 were $1.7 million lower than in 2000. As a percentage of sales, selling, general and administrative expenses increased to 8.5% for 2001, as compared to 5.8% in 2000, principally due to lower sales volume.

Terex Europe's selling, general and administrative expenses increased $4.7 million to $66.6 million for 2001 from $61.9 million for 2000. This increase in selling, general and administrative expenses was principally due to the inclusion of $1.8 million of restructuring charges and the impact of the Fermec acquisition, partially offset by the sale of the European Truck-mounted Forklift Business in September 2000. As a percentage of sales, selling, general and administrative expenses increased to 7.6% in 2001 from 6.9% in 2000, primarily due to higher expenses and lower sales volume.

Terex Mining's selling, general and administrative expenses decreased $8.1 million to $29.9 million for 2001 as compared to $38.0 million for 2000. This decline was due primarily to cost savings from restructuring actions undertaken in the third quarter of 2000. As a percentage of sales, selling, general and administrative expenses decreased to 11.2% in 2001 as compared to 11.9% in the prior year's period.

         Income from Operations

The Company had income from operations of $104.2 million, or 5.7% of sales, for 2001, compared to income from operations of $198.3 million, or 9.6% of sales, for 2000. Excluding the impact of the restructuring charges and the businesses acquired or disposed of in 2000 and 2001, operating margins decreased to 7.8% from 10.0% in 2000.

Terex Americas' income from operations decreased by $55.3 million to $52.1 million, or 6.1% of sales, for 2001 from $107.4 million, or 9.8% of sales, for 2000. The decrease in income from operations and operating margins is primarily due to the decline in sales and the inclusion of $11.8 million of restructuring charges. Excluding the impact of the restructuring charges and the businesses acquired in late 2000 and early 2001, as well as those divested in September 2000, operating margin was 7.6% for 2001, as compared to 10.0% in 2000.

Terex Europe's income from operations decreased by $42.3 million to $40.8 million for 2001 from $83.1 million for 2000. The decrease was due to the impact on operating income of lower sales as well as restructuring charges of $17.4 million. Income from operations as a percentage of sales decreased to 4.7% for 2001 from 9.3% for 2000. Excluding the impact of restructuring charges and acquisitions and divestitures, income from operations was 7.3% of sales in 2001 as compared to 9.2% in 2000.

Terex Mining's income from operations increased by $7.6 million to $14.5 million for 2001 from $6.9 million for 2000. As a percentage of sales, operating income was 5.4% in 2001 as compared to 2.2% in 2000. The primary reason for the increase was a reduction in operating expenses resulting from a restructuring in the third quarter of 2000.

         Net Interest Expense

During 2001, the Company's net interest expense decreased $15.3 million to $79.0 million from $94.3 million for 2000. This decrease was primarily due to lower interest rates and lower average net debt levels in 2001 versus 2000.

         Gain on Sale of Businesses

During 2000, the Company recognized a $57.2 million gain on the sale of the Truck-mounted Forklift Businesses to various subsidiaries of Partek Corporation of Finland for $145 million in cash.

         Extraordinary Items

During 2001 and 2000, the Company recorded charges of $3.9 million and $1.5 million, net of income taxes, respectively, to recognize losses on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

2000 Compared with 1999

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses and income (loss) from operations, by segment, for 2000 and 1999.

                                               Year Ended December 31,
                                               ----------------------- Increase
                                                 2000       1999      (Decrease)
                                                 ----       ----      ----------
NET SALES
   Terex Americas.............................$  1,095.4  $    873.3  $  222.1
   Terex Europe...............................     895.1       718.6     176.5
   Terex Mining...............................     319.3       453.0    (133.7)
   Other/Eliminations.........................    (241.1)     (188.3)    (52.8)
                                              ----------- ----------- ----------
     Total....................................$  2,068.7  $  1,856.6  $  212.1
                                              =========== =========== ==========

GROSS PROFIT
   Terex Americas.............................$    171.4  $    123.6  $   47.8
   Terex Europe...............................     145.0       119.6      25.4
   Terex Mining...............................      44.9        75.3     (30.4)
   Other/Eliminations.........................       2.3        (1.8)      4.1
                                              ----------- ----------- ----------
     Total....................................$    363.6  $    316.7  $   46.9
                                              =========== =========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas.............................$     64.0  $     47.1  $   16.9
   Terex Europe...............................      61.9        52.6       9.3
   Terex Mining...............................      38.0        39.7      (1.7)
   Other/Eliminations.........................       1.4        (1.0)      2.4
                                              ----------- ----------- ----------
     Total....................................$    165.3  $    138.4  $   26.9
                                              =========== =========== ==========

INCOME (LOSS) FROM OPERATIONS
   Terex Americas.............................$    107.4  $     76.5  $   30.9
   Terex Europe...............................      83.1        67.0      16.1
   Terex Mining...............................       6.9        35.6     (28.7)
   Other/Eliminations.........................       0.9        (0.8)      1.7
                                              ----------- ----------- ----------
     Total....................................$    198.3  $    178.3  $   20.0
                                              =========== =========== ==========


         Net Sales

Sales increased $212.1 million, or approximately 11%, to $2,068.7 million in 2000 from $1,856.6 million in 1999. This revenue increase was due to the effect of a full year of inclusion of companies acquired in 1999, offset partially by declining revenues at existing businesses.

Terex Americas' sales were $1,095.4 million for 2000, an increase of $222.1 million or approximately 25% from $873.3 million for 1999. Excluding the impact of acquisitions and divestitures, sales decreased approximately $25.5 million, which was due primarily to declines in the lifting businesses. The sales mix was approximately 14% parts for 2000 compared to 13% parts for 1999, reflecting the decrease in machine sales.

Terex Europe's sales were $895.1 million for 2000, an increase of $176.5 million or approximately 25% from $718.6 million for 1999. Excluding the impact of the businesses acquired and divested in 2000 and 1999, net sales in 2000 were down approximately $7.6 million from 1999. The decline in sales was due largely to weaker performance in the lifting business. The sales mix for parts was relatively unchanged between 2000 and 1999. Parts sales in 2000 were $8.1 million higher than in 1999.

Terex Mining's sales were $319.3 million for 2000, a decrease of $133.7 million or approximately 30% from $453.0 million for 1999. The decrease in sales was primarily due to a decrease in sales of surface mining trucks and large hydraulic excavators. The sales mix was approximately 37% parts for 2000 compared to 28% for 1999. Parts sales in 2000 were $8.7 million lower than in 1999.

Net sales for Other/Eliminations in 2000 and 1999 primarily consists of the elimination of sales among the three segments.

         Gross Profit

Gross profit for 2000 increased $46.9 million to $363.6 million from $316.7 million for 1999 as a result of acquisitions made in 1999. Gross profit as a percentage of net sales for 2000 increased to 17.6% as compared to 17.1% for 1999. This increase was related primarily to margin improvements in the Terex truck and the utility aerial device businesses, driven by increased volumes and manufacturing efficiencies, and a full year of inclusion of companies acquired in 1999. In 2000, the Company recorded special charges of $10.1 million related to the closure of the Company's distribution facility in the United Kingdom, the impact of an aggregates customer that filed for bankruptcy and the further integration of the Company's mining division. In 1999, the Company recorded special charges of $9.9 million related to the closure of the Company's Milwaukee aerial work platform facility and head count reductions at O&K Mining. Excluding the special charges, gross margin was 18.1% in 2000 compared to 17.6% in 1999.

Terex Americas' gross profit increased approximately 39%, or $47.8 million, to $171.4 million for 2000, compared to $123.6 million for 1999. The increase in gross profit is due primarily to the higher gross margin in the lifting business and the gross margin earned by the acquired units. The gross margin percentage increased to 15.6% in 2000 as compared to 14.2% in 1999. Excluding the impact of the restructuring charges and the acquisitions and divestitures, gross margin percentage increased to 17.4% in 2000 from 15.1% in 1999.

Terex Europe's gross profit increased $25.4 million, or approximately 21%, to $145.0 million for 2000, compared to $119.6 million for 1999. The increase in gross profit was a result primarily of the additional volume from acquired businesses partially offset by reduced margins in the lifting business. Excluding the impact of the restructuring charges and the results of the acquisitions and divestitures, gross profit in 2000 decreased approximately $17.5 million from the comparable period in 1999. Gross profit as a percentage of sales decreased to 16.2% from 16.6% in 1999. Excluding the impact of the restructuring charges and acquisitions and divestitures, gross profit as a percentage of sales decreased to 13.1% in 2000 from 15.7% in 1999.

Terex Mining's gross profit decreased $30.4 million, or approximately 40%, to $44.9 million for 2000, compared to $75.3 million for 1999. The decrease in gross profit was a result of the overall decrease in sales and the $4.8 million restructuring costs recorded in 2000. Gross profit as a percentage of sales decreased to 14.1% from 16.6% in 1999.

         Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $165.3 million in 2000 from $138.4 million for 1999, reflecting the effects of a full year of inclusion of the companies acquired in 1999 and the special charges recorded during the year. In 2000, the Company recorded special charges of $2.7 million related to the closure of the Company's distribution facility in the United Kingdom, the further integration of the Company's mining division and due diligence costs associated with a significant acquisition which did not come to fruition, offset partially by a curtailment gain related to one of the Company's pension plans. In 1999, the Company recorded special items of ($1.4) million related to headcount reductions at the Company's manufacturing facility in Germany, offset by a favorable legal settlement. As a percentage of sales, selling, general and administrative expenses increased to 8.0% in 2000 from 7.5% in 1999.

Terex Americas' selling, general and administrative expenses increased to $64.0 million for 2000 from $47.1 million for 1999, principally due to the impact of the businesses acquired in the third quarter of 1999, as well as the Company's investments in EarthKing. Absent the benefit of the pension curtailment ($1.8) and acquisitions and divestitures, selling, general and administrative expenses in 2000 were approximately $1.2 million more than in 1999. As a percentage of sales, selling, general and administrative expenses increased to 5.8% for 2000, as compared to 5.4% in 1999, principally due to the impact of the businesses acquired in the third quarter of 1999.

Terex Europe's selling, general and administrative expenses increased $9.3 million to $61.9 million for 2000 from $52.6 million for 1999. This increase in selling, general and administrative expenses was principally due to the acquired businesses. As a percentage of sales, selling, general and administrative expenses decreased to 6.9% in 2000 from 7.3% in 1999 primarily due to higher sales volume.

Terex Mining's selling, general and administrative expenses decreased to $38.0 million for 2000 as compared to $39.7 million for 1999. This slight decline was due primarily to cost savings from restructuring actions undertaken in 2000. As a percentage of sales, selling, general and administrative expenses increased to 11.9% in 2000 as compared to 8.8% in the prior year's period. The primary reason for the increase was the decline in sales.

         Income from Operations

Income from operations for the Company increased $20.0 million, or 11.2%, to $198.3 million, compared to $178.3 million in 1999. Income from operations as a percentage of sales remained at 9.6% in 2000 and 1999. Excluding special charges, income from operations as a percentage of sales was 10.2% in 2000 as compared to 10.1% in 1999.

Terex Americas' income from operations increased by $30.9 million to $107.4 million, or 9.8% of sales, for 2000 from $76.5 million, or 8.8% of sales, for 1999. The increase in income from operations and operating margins is primarily due to the increase in sales. Excluding the impact of the restructuring charges and the businesses acquired in 1999 and 2000, as well as those divested in September 2000, operating margin was 12.2% for 2000, as compared to 9.3% in 1999.

Terex Europe's income from operations of $83.1 million for 2000 was an increase of $16.1 million from $67.0 million for 1999. The increase was due to the impact on operating income of increased sales from the businesses acquired in 1999. Income from operations as a percentage of sales remained flat at 9.3% in 2000 and 1999. Excluding the impact of restructuring charges and acquisitions and divestitures, income from operations was 7.1% of sales in 2000 as compared to 8.5% in 1999.

Terex Mining's income from operations decreased to $6.9 million for 2000 as compared to $35.6 million in 1999. As a percentage of sales, operating income was 2.2% in 2000 as compared to 7.9% in 1999. The primary reason for the decrease was the decrease in sales.

         Net Interest Expense

Net interest expense increased to $94.3 million for 2000 from $77.5 million in 1999 as a result of higher average debt levels due to debt incurred to finance the 1999 acquisitions as well as higher interest rates.

        Income Taxes

During 2000, the Company recognized an income tax expense of $55.7 million as compared to an income tax benefit of $74.5 million in 1999. During the fourth quarter of 1999, the Company announced the resolution of an Internal Revenue Services audit, which started in December 1994, regarding its income tax returns for the years 1987 through 1989. The resolution of this audit did not require payment of tax. The 1999 income tax benefit resulted from the capitalization of certain deferred taxes. See Note J - "Income Taxes" in the Notes to the Consolidated Financial Statements.

        Loss from Discontinued Operations

In connection with the Company's sale of the Clark material handling business to Clark Material Handling Company ("CMHC") in November 1996, CMHC assumed liabilities from Terex arising from product liability claims dealing with Clark material handling products manufactured prior to the date of the divestiture. In connection with CMHC's voluntary filing for bankruptcy in 2000, CMHC defaulted on its obligations to indemnify and defend the Company from such product liability claims. As a result of this situation, the Company recorded an expense of $7.3 million, net of income taxes, in the fourth quarter of 2000, representing the Company's estimated liability for known product liability claims.

        Extraordinary Items

During 2000, the Company recorded a charge of $1.5 million, net of income taxes, to recognize a loss on the early extinguishment of debt in connection with the prepayment of principal of the Company's bank credit facilities.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in the estimates and assumptions used by management could have significant impact on the Company's financial results. Actual results could differ from those estimates.

The Company believes that the following are among its most significant accounting polices which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A - "Significant Accounting Policies" in the accompanying consolidated financial statements for a complete listing of the Company's accounting policies.

Inventories - Inventories are stated at the lower of cost or market value. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2001, management had established reserves of $27.1 million for excess and obsolete inventory.

Accounts Receivable - Management is required to make judgments about the collectibility of accounts receivables from the Company's customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At December 31, 2001, reserves for potentially uncollectible accounts receivable totaled $8.6 million.

Guarantees - The Company has issued $53.2 million in guarantees of customer financing to purchase equipment as of December 31, 2001. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

Revenue Recognition - Revenue and costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers. Certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under the Company's customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company's inventory and identified as belonging to the customer, and the Company has no further obligations under the order. Revenues are recognized generally when title and risk of loss transfers to the customer. The Company's customers include rental companies, finance companies and owner operators. In certain cases, the products are purchased for retailing. In some cases recognizing revenue requires evaluating the stability and reason for purchase by the customer, performance commitments, probability of returns and other factors.

Goodwill - Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is amortized on a straight-line basis over between fifteen and forty years. In order to determine the amount of goodwill, management uses estimates and assumptions to determine the fair value of assets acquired. Actual results could differ from those estimates. In accordance with the Company's adoption of SFAS No. 141 and SFAS No. 142, goodwill will no longer be amortized. However, the value assigned to goodwill must be reviewed annually to determine if its estimated value exceeds the carrying value. Estimates of future discounted cash flows are one of the principal methods that will be used by the Company to value goodwill. There are no assurances that future cash flow assumptions will be achieved, nor are there assurances that the values placed on goodwill will be attainable.

Impairment of Long Lived Assets - The Company's policy is to assess the realizability of its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset.

Accrued Warranties - The Company records accruals for potential warranty claims based on the Company's prior claim experience. Warranty costs are accrued at the time revenue is recognized. These warranty costs are based upon management's assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Accrued Product Liability - The Company records accruals for potential product liability claims based on the Company's prior claim experience. Accruals for product liability claims are valued based upon the Company's prior claims' experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside counsel, analysis of internal product liability counsel and the experience of the Company's director of product safety. The Company provides self-insurance accruals for estimated product liability experience on known claims. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.


LIQUIDITY AND CAPITAL RESOURCES

Net cash of $5.5 million was used in operating activities during the year ended December 31, 2001. Approximately $32 million of cash was used for working capital. Net cash used in investing activities was $136.3 million during the year ended December 31, 2001, primarily related to the acquisitions of CMI and Atlas Terex. Net cash provided by financing activities was $211.5 million during the year ended December 31, 2001. As described below, this consists primarily of cash provided by the issuance of long term debt (approximately $481 million) and common stock (approximately $96 million), offset by the repayment of debt (approximately $389 million). Cash and cash equivalents totaled $250.4 million at December 31, 2001. In addition, the Company had $249.5 million available for borrowing under its revolving credit facilities at December 31, 2001. Therefore, total liquidity available to the Company at December 31, 2001 was approximately $500 million.

Including the January 2002 acquisitions of Schaeff and Utility Equipment and the 2001 acquisitions of the Jaques Group, CMI and Atlas (see Note B --"Acquisitions" in the Notes to the Consolidated Financial Statements), since the beginning of 1995 Terex has invested approximately $1.4 billion to strengthen and expand its core businesses through more than 20 strategic acquisitions. Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. The Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's core operations and offer cost reduction opportunities, distribution and purchasing synergies and product diversification.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including strategic dispositions of business units, or any combination thereof. During 2001, the Company successfully executed three capital market transactions raising $500 million in senior subordinated notes, expanding its revolving credit facilities to $300 million and raising $96 million from the issuance of common stock. Additionally, in October 2001 and January 2002, the Company issued approximately 3.6 million shares, 0.5 million shares and 0.3 million shares of its Common Stock in connection with the acquisition of CMI, Utility Equipment and Telelect Southeast, respectively, as a means of acquiring businesses. The Company also issued approximately 1.5 million shares of its Common Stock to certain former shareholders of Schaeff in January 2002.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. No principal payments are required under the Company's bank facility or subordinated notes until March 2003. Other than default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt.

The Company's main sources of funding are cash generated from operations and access to the Company's bank credit facilities, as well as the Company's ability to access the capital markets. Additionally, the Company sells insured customer accounts receivable to lending institutions to accelerate the collection of cash.

Cash generated from operations is directly tied to the amount of the Company's sales. A decrease in sales will have a negative impact on the Company's ability to derive liquidity from its operations. Sales are subject to decline for a number of reasons, including economic conditions, weather, competition and foreign currency fluctuations. A significant portion of sales are financed by third party finance companies in reliance on the credit worthiness of the Company's customers and the estimated residual value of its equipment. Deterioration in the credit quality of the Company's customers or the estimated residual value of its equipment could negatively impact the ability of such customers to obtain the resources needed to make purchases from the Company and could have a material adverse impact on results of operations or financial condition of the Company.

The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants regarding interest coverage, fixed charge coverage and leverage, among others. These covenants require quarterly compliance and become more restrictive annually. Maintaining compliance with these ratios depends on the future performance of the Company and the achievement of cost savings and earning levels anticipated in acquisitions.

The Company's ability to access the capital markets to raise funds, through sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic conditions. These include results of operations, projected results and debt to equity leverage.

The Company's contractual cash obligations at December 31, 2001, are as follows:

                                                                            Payments due by year
                                                   --------------------------------------------------------------------
                                       Total                                                                   There-
                                     Committed        2002        2003        2004        2005        2006     after
                                  ---------------  ----------- ----------- ----------  ----------- ----------- ----------
Long-term debt..................  $   1,040.2      $    30.7   $     8.2   $     82.1  $   130.7   $     38.1  $ 750.4
Capital lease obligations.......         15.2            4.0         3.6          2.3        1.3          0.8      3.2
Operating leases................         79.5           21.0        19.3         18.2       10.5          6.8      3.7
                                  ---------------  -----------   --------- ----------  ----------- ----------- --------
                                  $   1,134.9      $    55.7   $    31.1   $    102.6  $   142.5   $     45.7  $ 757.3
                                  ===============  =========== =========== ==========  =========== =========== ========

Additionally at December 31, 2001, the Company had outstanding letters of credit that totaled $40.9 million and had issued $53.2 million in guarantees of customer financing to purchase equipment.


CONTINGENCIES AND UNCERTAINTIES

Euro

In 1999, 12 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since 1999 the Euro has traded on currency exchanges and could be used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins were issued, and legacy currencies began to be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion previously assessed the systems and business issues raised by the Euro currency conversion. These issues included, among others, (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transaction and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, since the Euro currency was issued in 2002. To date the Euro conversion has not had a material adverse impact on the Company's financial condition or results of operations.

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Euro, the British Pound and the Australian Dollar. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. Such foreign currency contracts have not historically been material in amount.

The Company manages exposure to fluctuating interest rates with interest protection arrangements. Certain of the Company's obligations, including indebtedness under the Company's bank credit facility, bear interest at floating rates, and as a result an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $65 million of the principal amount of its indebtedness under its bank credit facility, fixing interest at various rates between 9.23% and 9.32%.

Certain of the Company's obligations, including its senior subordinated notes, bear interest at fixed interest rates from 8-7/8% to 10-3/8%. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $350 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and its 10-3/8% Senior Subordinated Notes. The floating rates are based on a spread of 2.94% to 4.94% over LIBOR. At December 31, 2001, the floating rates ranged between 4.84% and 6.97%.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 became effective for the Company beginning in 2001. Upon adoption of this statement on January 1, 2001, the Company did not experience a significant impact on its financial position or results of operations.

Other

The Company is subject to a number of contingencies and uncertainties including, without limitation, product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

The Company is party to an action commenced in the United States District Court for the District of Delaware by End of Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans (collectively, the "Plaintiffs") against the Company and certain former officers and directors of Fruehauf and Terex (collectively, the "Defendants"). The Plaintiffs allege, in essence, that the Defendants breached fiduciary duties owed to Fruehauf and made certain misrepresentations in connection with certain accounting matters arising from the Company's 1989 acquisition of Fruehauf and the 1991 initial public offering of Fruehauf stock, and that the Defendants were unjustly enriched thereby. Plaintiffs also allege that certain pension investments made on behalf of the Fruehauf pension plans violated ERISA. The Company has reached an agreement in principal to settle this matter in a manner which will not have a material adverse effect on the Company's operations.

Transactions with Current and Former Employees

Atlas Terex, which the Company acquired in December 2001, was previously owned by David Langevin, a former executive officer of the Company, and GKM Value Partners L.P. ("GKM"), of which Mr. Langevin is a general partner. Mr. Langevin left the Company to pursue other interests in 1998. In July 2001, the Company entered into an agreement with GKM and Mr. Langevin whereby the Company was granted an option to purchase all of the share capital of Atlas Terex for $750,000. The Company and Atlas Terex also entered into an agreement for the Company to lend Atlas Terex funds for working capital purposes. During the option period, the Company provided Atlas Terex with certain management consulting services for which the Company received compensation. The Company exercised its option to acquire Atlas Terex from GKM and Mr. Langevin and completed the acquisition on December 28, 2001.

During 2002, the Company and GKM formed GT Distribution, LLC, a limited liability company of which the Company and GKM are the only members. GT Distribution, LLC will pursue certain potential acquisitions in the mutual interest of both parties.

During 2000, the Company formed EarthKing, an independent e-commerce company that provides systems and products for equipment owners and operators to maximize their return on investment. As authorized by the Company's board of directors, certain officers and employees of the Company purchased common stock in EarthKing. Currently, officers and employees of the Company own approximately 10% of EarthKing and the remainder is owned by the Company.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the Company's business is highly cyclical and weak general economic conditions may affect the sales of its products and its financial results; the sensitivity of construction and mining activity to interest rates, government spending and general economic conditions; the ability to successfully integrate acquired businesses; the retention of key management personnel; foreign currency fluctuations; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply the Company parts and components at competitive prices; the financial condition of suppliers and customers, and their continued access to capital; the Company's ability to timely manufacture and deliver products to customers; the Company's substantial amount of debt and its need to comply with restrictive covenants contained in the Company's debt agreements; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 2001, the Company had foreign exchange contracts with a notional value of $100.0 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $1 million at December 31, 2001.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 2001, the Company had approximately $65 million of interest rate swaps fixing interest rates between 9.23% and 9.32%. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $2 million at December 31, 2001.

At December 31, 2001, the Company had approximately $350 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.84% and 6.97% at December 31, 2001. The fair market value of these arrangements, which represent the cost to settle these contracts, was a liability of approximately $11 million.

At December 31, 2001, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at December 31, 2001 would have increased interest expense by approximately $4 million in 2001.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2001 and 2000 are as follows (in millions, except per share amounts):


                                                               2001                                  2000
                                               ----------------------------------------------------------------------------
                                                Fourth    Third    Second    First     Fourth    Third   Second    First
                                               ------------------------------------- --------------------------------------
Net sales                                     $  442.1  $  453.7 $  439.3 $  477.4   $  446.6  $ 475.1  $  593.5 $  553.5
Gross profit                                      72.3      45.5     80.2     78.6       73.6     86.7     106.6     96.7
Income (loss) before extraordinary items           3.2     (10.9)    12.0     12.4        0.8     49.7      26.0     20.1
Net income (loss)                                  1.6     (10.9)    12.0     10.1       (0.7)    49.7      26.0     20.1
Per share:
  Basic
    Income (loss) before extraordinary items  $    0.10 $  (0.41)$    0.45$   0.46   $    0.03 $  1.84  $    0.95$   0.73
    Net income (loss)                              0.05    (0.41)     0.45    0.37       (0.03)   1.84       0.95    0.73
  Diluted
    Income (loss) before extraordinary items  $    0.10 $  (0.41)$    0.43$   0.45   $    0.03 $  1.79  $    0.93$   0.71
    Net income (loss)                              0.05    (0.41)     0.43    0.37       (0.03)   1.79       0.93    0.71

The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

During the fourth quarter of 2001, the Company recorded expenses of $1.2 million for severance and consolidation costs related to its decision to consolidate seven facilities and restructure certain operations. These costs were included in cost of sales in the statement of income.

During the third quarter of 2001, the Company recorded expenses of $28.7 million in relation to its announcement that it would consolidate seven facilities as part of a restructuring plan. These costs were for severance and consolidation costs related to these actions as well as other non-recurring expenses. These items have been reflected in cost of sales and selling, general and administrative expenses in the statement of income in the amounts of $24.8 million and $3.9 million, respectively.

During the fourth quarter of 2000, the Company recorded expenses of $9.8 million related to the closing of its distribution facility in the United Kingdom, the impact of an aggregates customer that filed for bankruptcy and a one-time charge related to due diligence costs associated with a significant acquisition which did not come to fruition. These expenses have been included in cost of sales and selling, general and administrative expenses in the statement of income in the amounts of $6.9 million and $2.9 million, respectively.

Also in the fourth quarter of 2000, the Company recorded a loss from discontinued operations of $7.3 million, net of income taxes, representing the Company's estimated liability for known product liability claims which the Company assumed upon the default by a purchaser of one of the Company's former subsidiaries of its obligations to indemnify and defend the Company from product liability claims arising from the former subsidiary.

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

Also in the third quarter of 2000, the Company completed the sale of its Truck-mounted Forklift Business for a gain of $57.2 million before income taxes. (See Note C -- "Sale of Businesses" to the Notes to the Consolidated Financial Statements.)

Extraordinary Items

In the fourth and first quarters of 2001, the Company reorganized extraordinary losses on the early extinguishments of debt ($1.6 million and $2.3 million, respectively) in connection with the prepayment of principal on its existing credit facility.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2)  Financial Statements and Financial Statement Schedules.

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on Page F-1.

     (3) Exhibits

See "Exhibit Index" on Page E-1.

(b)  Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed the following Current Reports on Form 8-K:

- A report on Form 8-K dated October 1, 2001 was filed on October 2, 2001 announcing the completion of the Company's acquisition of CMI Corporation.

- A report on Form 8-K dated November 26, 2001 was filed on November 27, 2001 announcing the Company's intention to acquire Atlas Weyhausen and The Schaeff Group.

- A report on Form 8-K dated December 5, 2001 was filed December 6, 2001 announcing that the Company entered into an underwriting agreement with Salomon Smith Barney Inc. relating to the sale and issuance by the Company of up to 5.75 million shares of its Common Stock.

- A report on Form 8-K dated December 10, 2001 was filed December 11, 2001 announcing the Company's intention to issue approximately $200 million principal amount of Senior Subordinated Notes and that the Company had closed on the sale of 5.75 million shares of its Common Stock.

- A report on Form 8-K dated December 19, 2001 was filed on December 19, 2001 providing operating segment information for the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                          March 28, 2002
    ----------------------------------------
     Ronald M. DeFeo,
     Chairman, Chief Executive Officer
     and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title                             Date

/s/  Ronald M. DeFeo         Chairman, Chief Executive           March 28, 2002
-------------------------    Officer, and Director
      Ronald M. DeFeo        (Principal Executive Officer)


/s/  Joseph F. Apuzzo        Chief Financial Officer             March 28, 2002
-------------------------    (Principal Financial Officer)
      Joseph F. Apuzzo

/s/  Mark T. Cohen           Controller                          March 28, 2002
-------------------------    (Principal Accounting Officer)
      Mark T. Cohen

/s/  G. Chris Andersen       Director                            March 28, 2002
-------------------------
      G. Chris Andersen

/s/  Don DeFosset            Director                            March 28, 2002
-------------------------
      Don DeFosset

/s/  Donald P. Jacobs        Director                            March 28, 2002
-------------------------
      Donald P. Jacobs

/s/  William H. Fike         Director                            March 28, 2002
-------------------------
      William H. Fike

/s/  Marvin B. Rosenberg     Director                            March 28, 2002
-------------------------
      Marvin B. Rosenberg

/s/  David A. Sachs          Director                            March 28, 2002
-------------------------
      David A. Sachs

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                       TEREX CORPORATION AND SUBSIDIARIES

   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                            Page
                                TEREX CORPORATION
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2001

   Report of independent accountants.......................................F - 2
   Consolidated statement of income .......................................F - 3
   Consolidated balance sheet..............................................F - 4
   Consolidated statement of changes in stockholders' equity...............F - 5
   Consolidated statement of cash flows....................................F - 6
   Notes to consolidated financial statements..............................F - 7

                          PPM CRANES, INC.
 CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000
                   AND FOR EACH OF THE THREE YEARS
                IN THE PERIOD ENDED DECEMBER 31, 2001

   Report of independent accountants......................................F - 39
   Consolidated statement of operations...................................F - 40
   Consolidated balance sheet.............................................F - 41
   Consolidated statement of changes in shareholders' deficit.............F - 42
   Consolidated statement of cash flows...................................F - 43
   Notes to consolidated financial statements.............................F - 44

FINANCIAL STATEMENT SCHEDULE

   Schedule II -- Valuation and Qualifying Accounts and Reserves..........F - 51


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP

Stamford, Connecticut
February 20, 2002

                       TEREX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     (in millions, except per share amounts)


                                                      Year Ended December 31,
                                                --------------------------------
                                                   2001      2000       1999
                                                ---------- ---------- ----------
NET SALES.......................................$ 1,812.5  $ 2,068.7  $ 1,856.6

COST OF GOODS SOLD..............................   1535.9    1,705.1    1,539.9
                                                ---------- ---------- ----------

   GROSS PROFIT.................................    276.6      363.6      316.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....    172.4      165.3      138.4
                                                ---------- ---------- ----------

   INCOME FROM OPERATIONS.......................    104.2      198.3      178.3

OTHER INCOME (EXPENSE)
   Interest income..............................      7.7        5.5        5.3
   Interest expense.............................    (86.7)     (99.8)     (82.8)
   Gain on sale of businesses...................    ---         57.2      ---
   Amortization of debt issuance costs..........     (3.8)      (3.5)      (2.6)
   Other income (expense) - net.................      3.2        1.9        0.2
                                                ---------- ---------- ----------
   INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES AND EXTRAORDINARY ITEMS......     24.6      159.6       98.4

(PROVISION FOR) BENEFIT FROM INCOME TAXES.......     (7.9)     (55.7)      74.5
                                                ---------- ---------- ----------

  INCOME FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY ITEMS.......................     16.7      103.9      172.9

LOSS FROM DISCONTINUED OPERATIONS...............    ---         (7.3)     ---
                                                ---------- ---------- ----------


INCOME BEFORE EXTRAORDINARY ITEMS...............     16.7       96.6      172.9

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT........     (3.9)      (1.5)     ---
                                                ---------- ---------- ----------

   NET INCOME ..................................$    12.8  $    95.1  $   172.9
                                                ========== ========== ==========


PER COMMON SHARE:
  Basic
    Income from continuing operations............ $   0.60   $   3.82   $   7.14
    Loss from discontinued operations............   ---         (0.27)    ---
                                                  ----------  --------- --------
      Income before extraordinary items..........     0.60       3.55       7.14
    Extraordinary loss on retirement of debt.....    (0.14)     (0.05)    ---
                                                  ---------- ---------- --------

     Net income.................................. $   0.46   $   3.50   $   7.14
                                                  ========== ========== ========

  Diluted
    Income from continuing operations............ $   0.58   $   3.72   $   6.75
    Loss from discontinued operations............   ---         (0.26)    ---
                                                  ---------- ---------- --------
      Income before extraordinary items..........     0.58       3.46       6.75
    Extraordinary loss on retirement of debt.....    (0.14)     (0.05)    ---
                                                  ---------- ---------- --------

      Net income................................. $   0.44   $   3.41   $   6.75
                                                  ========== ========== ========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING IN PER SHARE CALCULATION:
        Basic....................................    28.1       27.2       24.2
        Diluted..................................    28.9       27.9       25.6


     The accompanying notes are an integral part of thesefinancial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)


                                                            December 31,
                                                       ------------------------
                                                          2001        2000
                                                       ----------- ------------

CURRENT ASSETS
   Cash and cash equivalents...........................$    250.4    $    181.4
   Trade receivables (less allowance of $8.6
     and $6.3 as of December 31, 2001 and 2000,
     respectively).....................................     351.1         360.2
   Net inventories.....................................     704.8         598.1
   Deferred taxes......................................      23.7          51.0
   Other current assets................................      53.0          51.7
                                                       ------------- -----------
                      Total Current Assets.............   1,383.0       1,242.4

LONG-TERM ASSETS
   Property, plant and equipment - net.................     173.9         153.9
   Goodwill............................................     620.1         491.4
   Deferred taxes......................................      75.4          21.2
   Other assets........................................     134.6          74.8
                                                       ------------- -----------

TOTAL ASSETS...........................................$  2,387.0    $  1,983.7
                                                       ============= ===========

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt.$     34.7    $     20.5
   Trade accounts payable..............................     291.0         311.2
   Accrued compensation and benefits...................      37.4          25.9
   Accrued warranties and product liability............      62.7          65.2
   Other current liabilities...........................     201.3         152.8
                                                       ------------- -----------
                     Total Current Liabilities.........     627.1         575.6

NON CURRENT LIABILITIES
   Long-term debt, less current portion................   1,020.7         882.0
   Other...............................................     143.8          74.6

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Equity rights........................................       0.5           0.7
   Common Stock, $0.01 par value --
     authorized 150.0 shares; issued 37.5 and
     27.9 shares at December 31, 2001 and 2000,
     respectively......................................       0.4           0.3
   Additional paid-in capital..........................     532.4         358.9
   Retained earnings...................................     199.9         187.1
   Accumulated other comprehensive income..............    (120.3)        (78.5)
     Less cost of shares of common stock in treasury
       (1.1 shares at December 31, 2001 and 2000)......     (17.5)        (17.0)
                                                       ------------- -----------

                   Total Stockholders' Equity..........     595.4         451.5
                                                       ------------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............$  2,387.0    $  1,983.7
                                                       ============= ===========


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (in millions)

                                                                               Retained   Accumulated
                                                                               Earnings      Other
                                                                  Additional   (Accumu-   Comprehen-   Common
                                            Equity    Common      Paid-in      lated        sive       Stock in
                               Warrants     Rights      Stock      Capital     Deficit)    Income      Treasury      Total
                              ----------- ----------- ----------- ----------- ---------- ------------ ------------ -----------

 BALANCE AT
    DECEMBER 31, 1998....... $      0.8   $     3.1   $     0.2   $   179.0   $   (80.9) $    (4.1)   $  ---       $ 98.1

  Net Income................      ---         ---         ---         ---         172.9      ---         ---        172.9
  Other Comprehensive Income:
      Translation adjustment      ---         ---         ---         ---         ---        (13.3)      ---        (13.3)
      Pension liability
       adjustment...........      ---         ---         ---         ---         ---          1.3       ---          1.3
  Comprehensive Income......                                                                                        160.9
  Exercise of Equity Rights.      ---          (2.3)      ---           1.6       ---        ---         ---         (0.7)
  Issuance of Common Stock..      ---         ---           0.1       174.4       ---        ---         ---        174.5
                             ------------ ----------- ----------- ----------- ---------- ------------ ----------- ----------

 BALANCE AT
    DECEMBER 31, 1999.......        0.8         0.8         0.3       355.0        92.0      (16.1)      ---        432.8

  Net Income................      ---         ---         ---         ---          95.1      ---         ---         95.1
  Other Comprehensive Income:
      Translation adjustment      ---         ---         ---         ---         ---        (62.6)      ---        (62.6)
      Pension liability
       adjustment...........      ---         ---         ---         ---         ---          0.2       ---          0.2
  Comprehensive Income......                                                                                         32.7
  Exercise of Equity Rights.      ---          (0.1)      ---          (0.1)      ---        ---         ---         (0.2)
  Issuance of Common Stock..      ---         ---         ---           3.0       ---        ---         ---          3.0
  Exercise of Warrants......       (0.8)      ---         ---           0.8       ---        ---         ---        ---
  Acquisition of Businesses.      ---         ---         ---           0.2       ---        ---           3.2        3.4
  Acquisition of Treasury
    Shares..................      ---         ---         ---         ---         ---        ---         (20.2)     (20.2)
                             ------------ ----------- ----------- ----------- ---------- ------------ ----------- ----------

 BALANCE AT
    DECEMBER 31, 2000....... $    ---     $     0.7   $     0.3   $   358.9   $   187.1  $   (78.5)   $  (17.0)    $451.5

  Net Income................      ---         ---         ---         ---          12.8      ---         ---         12.8
  Other Comprehensive Income:
     Translation adjustment.      ---         ---         ---         ---         ---        (37.7)      ---        (37.7)
     Pension liability
      adjustment............      ---         ---         ---         ---         ---         (3.3)      ---         (3.3)
     Derivative hedging
      adjustment............      ---         ---         ---         ---         ---         (0.8)      ---         (0.8)
                                                                                                                  ---------
  Comprehensive Income......                                                                                        (29.0)
  Issuance of Common Stock..      ---         ---           0.1        98.4       ---        ---         ---         98.5
  Acquisition of businesses.      ---         ---         ---          74.9       ---        ---          (0.5)      74.4
  Exercise of Equity Rights.      ---          (0.2)      ---           0.2       ---        ---         ---        ---
                             ------------ ----------- ----------- ----------- ---------- ------------ ----------- ----------

 BALANCE AT
    DECEMBER 31, 2001....... $    ---     $     0.5   $     0.4   $   532.4   $   199.9   $ (120.3)   $  (17.5)    $595.4
                             ============ =========== =========== =========== ========== ============ =========== ==========



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                   Year Ended December 31,
                                                                          ------------------------------------------
                                                                              2001          2000          1999
                                                                          ------------------------------------------

OPERATING ACTIVITIES
Net income................................................................$     12.8      $     95.1    $    172.9
Adjustments to reconcile net income to cash provided by (used in)
 operating activities:
   Depreciation ..........................................................      22.5            23.0          17.6

Amortization..............................................................      17.8            18.5          14.6
   Gain on sale of businesses.............................................     ---             (34.2)        ---
   Deferred taxes.........................................................      10.7            33.5         (82.8)
   Extraordinary loss on retirement of debt...............................       3.9             1.5         ---
    Loss from discontinued operations.....................................     ---               7.3         ---
   Gain on sale of fixed assets...........................................      (1.5)           (0.6)         (0.1)
    Restructuring charges.................................................      19.5           ---           ---
    Impairment charges and asset writedowns...............................     ---             ---             9.9
   Changes in operating assets and liabilities (net of effects of acquisitions):
       Trade receivables..................................................      28.1            64.2         (79.4)
       Net inventories....................................................     (19.6)           43.6         (48.1)
       Trade accounts payable.............................................     (40.5)           12.8           7.1
       Other..............................................................     (59.2)          (64.1)         (6.7)
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) operating activities..............      (5.5)          200.6           5.0
                                                                          --------------- ------------- -------------

INVESTING ACTIVITIES
   Proceeds from sale of businesses.......................................     ---             144.3         ---
   Acquisition of businesses, net of cash acquired........................    (130.8)          (20.0)       (535.6)
   Capital expenditures...................................................     (13.5)          (24.2)        (21.4)
   Proceeds from sale of assets...........................................       8.0            10.8           4.0
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) investing activities..............    (136.3)          110.9        (553.0)
                                                                          --------------- ------------- -------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs........     481.4           ---           534.6
   Issuance of common stock...............................................      96.3           ---           162.8
   Principal repayments of long-term debt.................................    (388.5)         (183.1)        (33.7)
   Net borrowings (repayments) under revolving line of credit agreements..      23.6           (53.6)        (17.3)
   Purchases of common stock held in treasury.............................     ---             (20.2)        ---
   Other..................................................................      (1.3)           (4.3)         10.8
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) financing activities..............     211.5          (261.2)        657.2
                                                                          --------------- ------------- -------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............      (0.7)           (2.2)         (1.0)
                                                                          --------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................      69.0            48.1         108.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................     181.4           133.3          25.1
                                                                          --------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................$    250.4      $    181.4    $    133.3
                                                                          =============== ============= =============


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2001 and 2000 include $7.6 and $11.7, respectively, the use of which was not immediately available.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to extraordinary expense at the time of retirement. Debt issuance costs before amortization totaled $32.2 and $21.8 at December 31, 2001 and 2000, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives not exceeding seven years.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $54.1 and $39.9 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company incurred goodwill amortization expenses of $14.2.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS 142, goodwill related to acquisitions completed after June 30, 2001, has not been amortized and, effective January 1, 2002, goodwill related to acquisitions completed prior to July 1, 2001 will no longer be amortized. Under this standard, goodwill and indefinite life intangible assets will be reviewed for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test must be performed on all reporting units by June 30, 2002. Any required adjustment from adoption will be recorded as a cumulative effect adjustment as of January 1, 2002.

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

Impairment of Long Lived Assets. The Company's policy is to assess the realizability of its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 is effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard is not expected to materially change the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional matters being reported as discontinued operations.

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

Derivatives. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes. Prior years' financial statements have not been restated for this change.

Under SFAS 133, there are two types of derivatives that the Company enters into: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction would occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and inter-company forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound and Australian Dollar. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedged transactions are reported on the Company's consolidated statement of operations. The Company uses interest rates swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR").

Changes in the fair value of derivatives that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of exposures being hedged. The change in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) and are recognized in earnings as the hedged transactions occur. Any ineffectiveness is recognized in earnings immediately.

The Company records hedging activity related to debt instruments in interest expense and hedging related to foreign currency and lease obligations in operating profit.

The Company has entered into interest rate swap agreements that effectively convert variable rate interest payments into fixed rate interest payments. At December 31, 2001, the Company had $65.0 notional amount of these interest rate swap agreements outstanding which mature in 2002. The fair market value of these swaps at December 31, 2001 was a loss of $2.0. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that convert fixed rated interest payments into variable rate interest payments. At December 31, 2001, the Company had $429.0 notional amount of such interest rate swap agreements outstanding with mature in 2006 through 2011. The fair market value of these swaps at December 31, 2001 was a loss of $10.8 which is recorded in other non-current liabilities and is offset by a $10.8 reduction in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At December 31, 2001, the Company had $100.0 of notional amount of currency exchange forward contracts outstanding which mature in 2002. The fair market value of these swaps at December 31, 2001 was a gain of $0.9. These swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. During 2001, the Company recorded the change in fair value to accumulated other comprehensive income
(loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At December 31, 2001, the fair value of all derivative instruments has been recorded in the consolidated balance sheet as a net liability of $11.9.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

       Balance at beginning of year at adoption
         of SFAS 133........................... $    0.9
       Additional gains (losses)...............     (4.6)
       Amounts reclassified to earnings........      2.9
                                               -------------
       Balance at end of year.................. $   (0.8)
                                               =============


Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 2001 and 2000.

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

Earnings Per Share. Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of Terex common stock outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of shares of Terex common stock outstanding and potential dilutive common shares.

NOTE B -- ACQUISITIONS


On January 15, 2002, the Company announced that it had completed the acquisition of the Schaeff Group of Companies ("Schaeff"). Schaeff is a German manufacturer of compact construction equipment and a full range of scrap material handlers. Schaeff's annual revenues are approximately $220. Total consideration paid for Schaeff was approximately $62. In a separate transaction, certain former shareholders of Schaeff purchased approximately 1.5 million shares of Common Stock from the Company in January 2002.

On January 15, 2002, the Company completed the acquisition of Utility Equipment, Inc., which does business as Pacific Utility Equipment Co. ("Utility Equipment"). Utility Equipment, headquartered in Oregon with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 455 thousand shares of Common Stock.

On January 24, 2001, the Company completed the acquisition of Jaques International Holdings Pty. Ltd. and its affiliates (collectively the "Jaques Group"), manufacturers of crushing equipment in Australia, Asia and North America. The Jaques Group is included in the Company's Terex Americas segment.

On October 1, 2001, the Company acquired 100% of the equity of CMI Corporation and its affiliates ("CMI"). CMI manufactures and markets a wide variety of mobile equipment and materials processing equipment for the road building and heavy construction industry. The acquisition of CMI complements the Company's existing infrastructure business and significant cost savings are anticipated. CMI's operating results are included in the Company's results from October 1, 2001. CMI is included in the Company's Terex Americas segment.

The cost to acquire CMI was $145.5, including the issuance approximately 3.6 million shares of the Company's common stock with a value of $75.0 based on the market value of the Company's stock for the three days ending June 28, 2001. No contingent payments are provided for. The Company is in the process of obtaining third party valuations of certain assets and liabilities of CMI; as such, the allocation of purchase price is subject to revision.

On December 28, 2001, the Company acquired 100% of the equity of Atlas Weyhausen GmbH and its affiliates ("Atlas"), a manufacturer of wheeled excavators and truck-mounted articulated cranes with facilities in Germany and Scotland. Atlas' operating results for 2001 are not included in the Company's consolidated statement of income due to its December 28, 2001 acquisition date. The cost to acquire Atlas was $41.1. The Company is in the process of obtaining third party valuations of certain assets and liabilities of Atlas; as such, the allocation of purchase price is subject to revision. Atlas is part of the Company's Terex Europe segment.

The Jaques Group, CMI and Atlas acquisitions (the "Acquired Businesses") are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at their respective dates of acquisition.

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining certain fair values with respect to the Acquired Businesses. The Company is also estimating costs related to plans to integrate the activities of the Acquired Businesses into the Company, including plans to exit certain activities and consolidate and restructure certain functions. The Company may revise its preliminary allocations as additional information is obtained. The excess of purchase price over the net assets acquired ($139.4) will be recorded as goodwill. In accordance with SFAS No. 142, goodwill related to the CMI and Atlas acquisitions was not amortized in 2001.

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

The Coleman and Fermec acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. The excess of purchase price over the net assets acquired (approximately $15.9) is being amortized on a straight-line basis over 40 years.

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

On November 3, 1999, the Company completed the acquisition of certain assets of the Material Handling Business of Teledyne Specialty Equipment ("Princeton/Kooi"). Princeton/Kooi manufactures and markets truck mounted lift trucks at its facilities in Canal Winchester, Ohio and Vrouwenparochie, The Netherlands. Princeton/Kooi was sold on September 30, 2000 (See Note C - "Sale of Businesses").

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

The operating results of the acquired businesses are included in the Company's consolidated results of operations since their respective dates of acquisition.

NOTE C - SALE OF BUSINESSES

On September 30, 2000, the Company completed the sale of its truck-mounted forklift businesses to various subsidiaries of Partek Corporation of Finland for $145 in cash. During the years ended December 31, 2000 and 1999, total net sales for the Company's truck-mounted forklift businesses were approximately $68 and $23, respectively. The Company used approximately $125 of net after-tax proceeds from this transaction to repay long-term bank debt. The businesses sold included Princeton/Kooi and the Moffett subsidiary of Powerscreen.

NOTE D - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, the Company announced that a number of its production facilities would reduce staffing, seven facilities would be closed and their activities consolidated into other Company facilities and that other additional non-recurring expenses would be incurred. The restructuring program is designed to maximize factory utilization and to leverage common purchasing, engineering and marketing operations in the Americas and Europe. The majority of facility consolidations occurred in 2001 and the plan is expected to be fully implemented by the end of the second quarter of 2002.

The Company recorded costs of $1.2 and $28.7 during the fourth and third quarters of 2001, respectively, for severance and consolidation costs related to these actions as well as other non-recurring expenses. The severance costs, totaling approximately $6, are for the elimination of approximately 725 positions in connection with the aforementioned plant consolidations and staff reductions. Other costs, totaling approximately $24, including plant consolidation costs and related asset write-offs of which approximately $21 represents non-cash charges. These costs have been included in cost of sales ($26.0) and selling, general and administrative expenses ($3.9) in the consolidated statement of income. As of December 31, 2001, approximately $6 representing future cash costs have been accrued; cash payments will take place primarily in the first quarter of 2002 and are expected to be completed by the end of the second quarter of 2002.

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

During the third quarter of 2000, the Company recorded expenses of $3.0 related to the further integration of the Company's surface mining truck and hydraulic shovel businesses, partially offset by a curtailment gain related to one of the Company's pension plans. These items have been reflected in cost of sales and selling, general and administrative expenses in the statement of income in the amounts of $3.2 and $(0.2), respectively.

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

NOTE E -- EARNINGS PER SHARE


                                            (in millions, except per share data)
                               ----------------------------------------------------------------------------------------------
                                           2001                         2000                            1999
                               ----------------------------  --------------------------- -------------------------------
                                                 Per-Share                     Per-Share                       Per-Share
                                Income   Shares    Amount     Income  Shares     Amount     Income    Shares    Amount
                               -------- -------- ----------  ------- -------- ---------- -----------  -------- ---------
 Basic earnings per share
    Income from continuing     $   16.7     28.1  $  0.60    $ 103.9    27.2  $   3.82    $   172.9      24.2   $ 7.14
      operations before
      extraordinary items......

 Effect of dilutive securities
    Warrants..................s   ---      ---                 ---       0.1                  ---         0.1
    Stock Options..............   ---        0.7               ---       0.5                  ---         0.8
    Equity Rights..............   ---        0.1               ---       0.1                  ---         0.5
                               -------- ---------           -------- --------            ----------- ---------

  Income from continuing
   operations before
   extraordinary items.........$   16.7     28.9  $  0.58    $ 103.9    27.9  $   3.72    $   172.9      25.6   $ 6.75

Options to purchase 738 thousand, 548 thousand and 198 thousand shares of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

NOTE F -- INVENTORIES

Inventories consist of the following:

                                                         December 31,
                                                    -----------------------
                                                      2001         2000
                                                    ----------  -----------
Finished equipment...............................   $   236.4   $   215.1
Replacement parts................................       195.0       161.9
Work-in-process..................................        90.5        63.9
Raw materials and supplies.......................       182.9       157.2
                                                    ----------  -----------
  Net inventories................................   $   704.8   $   598.1
                                                    ==========  ===========

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                          December 31,
                                                    -----------------------
                                                       2001        2000
                                                    ----------  -----------
Property..........................................  $    20.9   $    20.8
Plant.............................................      108.9        87.9
Equipment.........................................      126.9       118.6
                                                    ----------  -----------
                                                        256.7       227.3
Less:  Accumulated depreciation...................      (82.8)      (73.4)
                                                    ----------  -----------
  Net property, plant and equipment...............  $   173.9   $   153.9
                                                    ==========  ===========

NOTE H -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                                December 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------- ----------
9-1/4 % Senior Subordinated Notes due July 15, 2011.....  $   200.0   $   ---
10-3/8% Senior Subordinated Notes due April 11, 2011....      300.0       ---
8-7/8% Senior Subordinated Notes due March 31, 2008.....      245.7       245.2
1999 Bank Credit Facility...............................      152.9       398.9
1999 Revolving Credit Facility..........................      ---         ---
1998 Bank Credit Facility...............................       65.0       208.3
1998 Revolving Credit Facility..........................       29.6       ---
Notes payable...........................................       20.3        10.6
Capital lease obligations...............................       15.2        14.8
Other...................................................       26.7        24.7
                                                          ----------- ----------
  Total long-term debt..................................    1,055.4       902.5
  Less: Current portion of long-term debt...............      (34.7)      (20.5)
                                                          ----------- ----------
  Long-term debt, less current portion..................  $ 1,020.7   $   882.0
                                                          =========== ==========

The 9-1/4% Senior Subordinated Notes

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (the "9-1/4% Notes"). The 9-1/4% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 9-1/4% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $1.6, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act.

The 10-3/8% Senior Subordinated Notes

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities, described below, from $125 to $300. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act.

The 8-7/8% Senior Subordinated Notes

On March 9, 1999 and March 31, 1998, the Company issued and sold $100.0 and $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, discounted to yield 9.73% and 8.94%, respectively (the "8-7/8% Notes"). The 8-7/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note P - "Consolidating Financial Statements"). The net proceeds from the offerings were used to repay a portion of the outstanding indebtedness under Terex's credit facilities, to fund a portion of the aggregate consideration for the acquisition of O&K Mining GmbH and for other acquisitions.

The 1999 Bank Credit Facility

On July 2, 1999, the Company entered into a credit agreement (the "1999 Bank Credit Facility") for a term loan of up to $325 to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. The 1999 Bank Credit Facility was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 to acquire Cedarapids. The 1999 Bank Credit Facility was further amended and restated on March 29, 2001 to provide an additional $175.0 revolving credit facility (the "1999 Revolving Credit Facility"). Term loans under the 1999 Bank Credit Facility mature in March 2006 and bear interest, at the Company's option, at a rate of 3.00% to 3.25% per annum in excess of the adjusted Eurodollar rate or 2.00% to 2.25% in excess of the prime rate. The weighted average interest rate on the term loans under the 1999 Bank Credit Facility at December 31, 2001 was 6.88%. During 2001 and 2000, the Company made principal prepayments of $246.0 and $50.0, respectively, on the term loans under the 1999 Bank Credit Facility such that the next scheduled principal payment is due in March 2003.

The 1999 Revolving Credit Facility is used for working capital and general corporate purposes, including acquisitions. Pursuant to the 1999 Revolving Credit Facility, the Company has available an aggregate amount of up to $175.0. As of December 31, 2001, the Company had no balance outstanding under the 1999 Revolving Credit Facility, letters of credit issued under the 1999 Revolving Credit Facility totaled $7.8, and the additional amount the Company could have borrowed under the 1999 Revolving Credit Facility was $167.2. The outstanding principal amount of loans under the 1999 Revolving Credit Facility bears interest, at the Company's option, at an all-in drawn cost of 1.75% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 0.75% per annum above the prime rate. The 1999 Revolving Credit Facility will terminate on March 6, 2004.

The 1998 Bank Credit Facility

On March 6, 1998, the Company refinanced its then outstanding credit facility and redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002. The refinancing included effectiveness of a revolving credit facility aggregating up to $125.0 and term loan facilities providing for loans in an aggregate principal amount of up to approximately $375.0 (collectively, the "1998 Bank Credit Facility").

The 1998 Bank Credit Facility consists of a secured global revolving credit facility aggregating up to $125.0 (the "1998 Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. The 1998 Revolving Credit Facility is used for working capital and general corporate purposes, including acquisitions.

Pursuant to the Term Loan Facilities, the Company had borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). At December 31, 2001, there is no outstanding principal amount for the Term A Loan, as the Term A Loan was repaid in full during 2001. The outstanding principal amount of the Term B Loan currently bears interest, at the Company's option, at a rate of 2.75% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.75% in excess of the prime rate. The weighted average interest rate on the Term B Loan at December 31, 2001 was 4.85%. The Term B Loan amortizes at a rate of 0.25% quarterly through March 31, 2004, and then at a rate of 23.5% quarterly through March 6, 2005. The Term B Loan is subject to mandatory prepayment in certain circumstances and is voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period). During 2001 and 2000, the Company made principal prepayments of $142.4 and $124.4, respectively, on the Term A Loan and Term B Loan. As a result of principal prepayments, the next scheduled principal payments on the Term B Loan are due in March 2003.

The 1998 Revolving Credit Facility is used for working capital and general corporate purposes, including acquisitions. Pursuant to the 1998 Revolving Credit Facility, the Company has available an aggregate amount of up to $125.0. As of December 31, 2001, the Company had a balance of $29.6 outstanding under the 1998 Revolving Credit Facility, letters of credit issued under the 1998 Revolving Credit Facility totaled $13.1, and the additional amount the Company could have borrowed under the 1998 Revolving Credit Facility was $82.3. The outstanding principal amount of loans under the 1998 Revolving Credit Facility bears interest, at the Company's option, at an all-in drawn cost of 1.75% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 0.75% per annum above the prime rate. The weighted average interest rate on the 1998 Revolving Credit Facility outstanding was 5.11% at December 31, 2001. The 1998 Revolving Credit Facility will terminate on March 6, 2004.

With limited exceptions, the obligations of the Company under the 1998 Bank Credit Facility and the 1999 Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of the Company, (ii) a pledge of 65% of the stock of the foreign subsidiaries of the Company and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 1998 Bank Credit Facility and the 1999 Bank Credit Facility contain covenants limiting the Company's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The 1998 Bank Credit Facility and the 1999 Bank Credit Facility also contain certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio, a maximum senior secured debt leverage ratio and a minimum fixed charge coverage ratio.

The Letter of Credit Facility

In conjunction with the 1999 Bank Credit Facility, in July 1999 the Company received a separate $50 letter of credit facility (the "Letter of Credit Facility"). Letters of credit issued under the Letter of Credit Facility do not decrease availability under the Company's 1999 Revolving Credit Facility or 1998 Revolving Credit Facility. At December 31, 2001, letters of credit issued under the Letter of Credit Facility totaled $20.0.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 2001 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note I -- "Lease Commitments":

 2002................................... $     30.7
 2003...................................        8.2
 2004...................................       82.1
 2005...................................      130.7
 2006...................................       38.1
 Thereafter.............................      750.4
                                         -------------
     Total.............................. $  1,040.2
                                         =============

Total long-term debt at December 31, 2001 is $1,048.8. The $8.6 difference is due to the fair value adjustment reducing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 8-7/8% Notes.

Based on quoted market values, the Company believes that the fair values of the 9-1/4% Notes, the 10-3/8% Notes and the 8-7/8% Notes were approximately $200, $315 and $250, respectively as of December 31, 2001. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $95.6, $94.9 and $67.6 of interest in 2001, 2000 and 1999, respectively.


NOTE I -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $9.4 and $2.5, net of accumulated amortization of $11.9 and $15.5, at December 31, 2001 and 2000, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 2001 are as follows:

                                                    Capital      Operating
                                                     Leases       Leases
                                                  ------------- -------------
 2002............................................ $      4.0    $     21.0
 2003............................................        3.6          19.3
 2004............................................        2.3          18.2
 2005............................................        1.3          10.5
 2006............................................        0.8           6.8
 Thereafter......................................        3.2           3.7
                                                  ------------- -------------
     Total minimum obligations ..................       15.2    $     79.5
                                                                =============
 Less amount representing interest...............       (0.7)
                                                  -------------
     Present value of net minimum obligations....       14.5
 Less current portion............................       (4.0)
                                                  -------------
     Long-term obligations....................... $     10.5
                                                  =============


Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $13.2, $8.7 and $9.1 in 2001, 2000 and 1999, respectively.


NOTE J -- INCOME TAXES

In December 1994, the Company received an examination report from the Internal Revenue Service ("IRS") proposing a tax deficiency of approximately $56 for 1987 through 1989. The examination report raised several issues including the substantiation for certain tax deductions and whether the Company was able to use certain net operating losses ("NOLs") to offset taxable income. In April 1995, the Company filed an administrative appeal to the examination.

On November 18, 1999, Terex announced that it had resolved the IRS audit regarding the Company's federal income tax returns for the years 1987 through 1989. As a result of the completion of the audit, the IRS will no longer challenge the Company's right to use certain NOLs. Furthermore, because of the existence of substantial NOLs, Terex will not owe any tax. However, due to timing issues associated with NOL carrybacks and the substantial amount of time which had elapsed since the years in question, Terex has recorded interest expense of $0.9 and $7.7 in 2000 and 1999, respectively. During 2001 the Company has paid all interest relating to this matter, all of which will be tax deductible.

The components of Income From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:

                                                     Year ended December 31,
                                                --------------------------------
                                                  2001       2000       1999
                                                ---------- ---------- ----------
United States.................................. $    11.2  $    91.2  $    26.5
Foreign........................................      13.4       68.4       71.9
                                                ---------- ---------- ----------
Income from continuing operations
    before income taxes
    and extraordinary items.................... $    24.6  $    159.6 $    98.4
                                                ========== ========== ==========

The major components of the Company's provision for income taxes are summarized below:

                                                                          Year ended December 31,
                                                                  -----------------------------------------
                                                                      2001          2000          1999
                                                                  ------------- ------------- -------------
Current:
  Federal........................................................ $     6.0     $     2.1     $     0.8
  State..........................................................       1.4           0.7           0.4
  Foreign........................................................       8.9          17.4           7.1
                                                                  ------------- ------------- -------------
      Current income tax provision...............................      16.3          20.2           8.3
                                                                  ------------- ------------- -------------
Deferred:
  Federal........................................................      (8.0)         32.1         ---
  State..........................................................       1.6          (0.3)        ---
  Foreign........................................................     (29.6)         13.8         ---
  Tax benefits reducing goodwill.................................       2.0           8.3          15.5
  Adjustment for changes in valuation allowance..................      25.6         (18.4)        (98.3)
                                                                  ------------- ------------- -------------
     Deferred income tax provision                                     (8.4)         35.5         (82.8)
                                                                  ------------- ------------- -------------
         Total (benefit) provision for income taxes.............. $     7.9     $    55.7     $   (74.5)
                                                                  ============= ============= =============

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. A valuation allowance has been recognized for $56.2 of the deferred tax assets for certain foreign and U.S. net operating loss carryforwards. The tax effects of the basis differences and net operating loss carryforward as of December 31, 2001 and 2000 are summarized below for major balance sheet captions:

                                                2001          2000
                                            ------------- -------------
Intangibles................................ $     (13.1)  $      (2.7)
Other......................................        (0.3)         (0.4)
                                            ------------- -------------
     Total deferred tax liabilities........       (13.4)         (3.1)
                                            ------------- -------------
Receivables................................         1.4           2.0
Net inventories............................         6.2           7.9
Fixed assets...............................         1.4           1.6
Workers' compensation......................         0.7           0.8
Warranties and product liability...........         9.7          13.8
Net operating loss carryforwards...........       131.9          75.4
Other......................................         4.0           1.3
                                            ------------- -------------
     Total deferred tax assets.............       155.3         102.8
                                            ------------- -------------
Deferred tax assets valuation allowance....       (56.2)        (30.6)
                                            ------------- -------------
     Net deferred tax assets............... $      85.7   $      69.1
                                            ============= =============

Total deferred tax liabilities are included in other non-current liabilities on the consolidated balance sheet. The valuation allowance for deferred tax assets as of January 1, 2000 was $32.2. The net change in the total valuation allowance for the years ended December 31, 2000 and 2001 were a decrease of $1.6 and an increase of $25.6, respectively. The increase in valuation allowance for the year ended December 31, 2001 was due to an increase in foreign net operating loss carryforwards, for which the Company has provided a valuation allowance.

The Company's Provision for Income Taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company's Income From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                                            Year ended December 31,
                                                                   ------------------------------------------
                                                                       2001           2000          1999
                                                                   -------------- ------------- -------------
Tax at statutory federal income tax rate.......................... $       8.6    $     55.9    $     34.4
State taxes.......................................................         1.6           0.3           0.3
Recognition of fully reserved preacquisition deferred tax asset...         2.0           8.3          15.5
Change in valuation allowance relating to NOL and temporary
   differences....................................................        (8.3)        (14.4)       (124.5)
Foreign tax differential on income/losses of foreign subsidiaries.         3.8           1.4          (2.8)
Goodwill..........................................................         0.4           1.9           0.5
Other.............................................................        (0.2)          2.3           2.1
                                                                   -------------- ------------- -------------
     Total (benefit) provision for income taxes................... $       7.9    $     55.7    $    (74.5)
                                                                   ============== ============= =============

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company's intention is to reinvest these earnings indefinitely or to repatriate earnings when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on unrepatriated earnings would be substantially offset by foreign tax credits.

At December 31, 2001, the Company had domestic federal net operating loss carryforwards of $189.9. The tax basis of U. S. federal net operating loss carryforwards expire as follows:

                                        Tax Basis Net
                                       Operating Loss
                                        Carryforwards
                                       ----------------
 2001................................. $        4.6
 2002-2007............................        ---
 2008.................................         78.2
 2009.................................         35.8
 2010.................................         41.6
 2011.................................          1.2
 2012.................................          1.0
 2013-2017............................        ---
 2018.................................          0.3
 2019.................................          0.1
 2020.................................        ---
 2021.................................         27.1
                                       ----------------
     Total............................ $      189.9
                                       ================

If a change of control of the Company, as defined by the Tax Reform Act of 1986, were to occur, the Company's utilization of the U.S. net operating loss and credit carryforwards would be subject to annual limitation in future periods.

The Company also has various state net operating loss carryforwards expiring at various dates through 2013 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $172.6 of loss carryforwards, $44.5 in the United Kingdom, $21.7 in France, $87.8 in Germany, and $18.6 in other countries, which are available to offset future foreign taxable income. These foreign tax loss carryforwards are available without expiration. The Company also has tax credit carryforwards of $2.9 in the U.S., $0.8 of which expire in 2006 and the remaining $2.1 of which is available without expiration.

The Company made income tax payments of $14.8, $2.9 and $2.6 in 2001, 2000 and 1999, respectively.

NOTE K -- STOCKHOLDERS' EQUITY

Common Stock. The Company's certificate of incorporation was amended in June 1998 to increase the number of authorized shares of common stock, par value $0.01 (the "Common Stock"), to 150.0 million. On October 1, 2001, the Company issued 3.6 million shares of Common Stock in exchange for the common stock of CMI. Additionally, on December 10, 2001, the Company issued 5.8 million shares of Common Stock in a public offering for net proceeds to the Company of $96.3. On June 22, 1999, the Company issued 3.5 million shares of Common Stock in a public offering for net proceeds to the Company of $103.7. On July 28, 1999, the Company issued 2 million shares of Common Stock for net proceeds to the Company of $59.1. On December 31, 2001, there were 37.5 million shares issued and 36.4 million shares outstanding. Of the 112.5 million unissued shares at that date,
966.7 thousand shares were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. In March 2000, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's outstanding Common Stock over the following twelve months. As of December 31, 2001, the Company had acquired 1.3 million shares of Common Stock at a total cost of $20.2. During the fourth quarter of 2000, the Company reissued 0.2 million shares of Common Stock as partial payment for an acquired company. As of December 31, 2001, the Company held 1.1 million shares of Common Stock in treasury.

Preferred Stock. The Company's certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2001, no shares of preferred stock were outstanding.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with a $250 debt offering. The portion of the proceeds related to the Equity Rights ($3.2) has been recorded in the stockholders' equity section of the balance sheet, because they can be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitle the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price do not affect the net income or loss reported by the Company; however, changes in the Current Price vary the amount of cash that the Company would have to pay or the number of shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. During 2001, 2000 and 1999, holders exercised 72.0 thousand, 23.2 thousand and 721.4 thousand rights, respectively. As of December 31, 2001, 147.8 thousand Equity Rights were outstanding and the Current Price of the Common Stock was $17.4003. Accordingly, the Company would have been required to either pay $1.5 or issue 85.7 thousand shares of Common Stock, at the Company's option, in the event that all of the holders had exercised their Equity Rights.

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

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company's success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options ("Options") to purchase shares of Common Stock, (ii) stock appreciation rights ("SARs"), (iii) stock purchase awards, (iv) restricted stock awards and
(v) performance awards. There are 2.0 million shares of Common Stock available for grant under the 2000 Plan. As of December 31, 2001, 865.0 thousand were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting, among other things, of (i) Options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant's job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. At December 31, 2001, 83.3 thousand shares were available for grant under the 1996 Plan. The 1996 Plan also provides for automatic grants of Options to non-employee directors.

In 1994, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the "1994 Plan") covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's Common Stock available to be awarded under the 1994 Plan is 750 thousand, subject to certain adjustments. At December 31, 2001, 4.5 thousand shares were available for grant under the 1994 Plan.

The Company maintains the Terex Corporation Incentive Stock Option Plan (the "1988 Plan"). The 1988 Plan is a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. An ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. An ISO expires after ten years. At December 31, 2001, 13.9 thousand stock options were available for grant under the 1988 Plan.

The following table is a summary of stock options under all four of the Company's plans.

                                                                   Weighted
                                                               Average Exercise
                                                  Number of     Price per Share
                                                   Options
                                                 ------------- -----------------

Outstanding at December 31, 1998................  1,161,209    $      14.39
   Granted......................................    204,574    $      25.93
   Exercised....................................   (145,583)   $       6.73
   Canceled or expired..........................    (12,958)   $      22.14
                                                 -------------

Outstanding at December 31, 1999................  1,207,242    $      16.76
   Granted......................................    224,030    $      13.33
   Exercised....................................   (121,550)   $       4.65
   Canceled or expired..........................    (12,325)   $      18.97
                                                 -------------

Outstanding at December 31, 2000................  1,297,397    $      17.29
   Granted......................................    852,000    $      16.90
   Exercised....................................   (154,650)   $       7.59
   Canceled or expired..........................    (43,985)   $      13.62
                                                 -------------

Outstanding at December 31, 2001................  1,950,762    $      17.96
                                                 ============= =================
Exercisable at December 31, 2001................    761,688    $      18.52
                                                 ============= =================

Exercisable at December 31, 2000................    713,246    $      15.78
                                                 ============= =================

Exercisable at December 31, 1999................    641,235    $      12.35
                                                 ============= =================

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                       Options Outstanding                  Options Exercisable
                             ---------------------------------------- -------------------------------
                                                          Weighted                        Weighted
                                            Weighted       Average                        Average
                                             Average   Exercise Price                     Exercise
          Range of            Number of       Life        per Share      Number of       Price per
      Exercise Prices          Options     (in years)                     Options          Share
 --------------------------- ------------- -------------------------- ----------------- -------------

 $      3.50 - $      6.00        75,747        3.7    $       4.49         75,747       $     4.49
 $      6.01 - $     10.00        15,690        5.9    $       6.76         15,690       $     6.76
 $     10.01 - $     15.00       459,808        6.5    $      13.29        284,245       $    13.45
 $     15.01 - $     20.00       873,750        9.2    $      16.79         45,000       $    16.66
 $     20.01 - $     25.00       153,738        5.7    $      22.58        107,870       $    22.64
 $     25.01 - $     30.00       355,506        6.0    $      27.67        219,863       $    28.34
 $     30.01 - $     34.88        16,523        7.2    $      30.98         13,273       $    31.12
                             -------------                             ----------------
                               1,950,762        7.4    $      17.96        761,688       $    18.52
                             =============                             ================

In accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation," the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been reduced by $3.4 ($0.12 (basic) and $0.12 (diluted) per share), $2.2 ($0.08 (basic) and $0.08 (diluted) per share), and $2.9 ($0.12 (basic) and $0.11 (diluted) per share), in 2001, 2000 and 1999, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 51.28%, 49.46% and 51.47% risk-free interest rates of 5.63%, 6.23% and 5.64%; and expected life of 9.9 years, 9.7 years and 9.5 years. The aggregate fair value of options granted during 2001, 2000 and 1999 for which the exercise price equals the market price on the grant date was $9.9, $1.9 and $3.6, respectively. The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $11.68, $9.92 and $17.49, respectively

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Comprehensive Income. The following table reflects the accumulated balances of other comprehensive income.

                                                                               Accumulated
                                   Pension      Cumulative      Derivative        Other
                                  Liability     Translation       Hedging      Comprehensive
                                  Adjustment    Adjustment      Adjustment        Income
                                ------------- --------------  -------------- ----------------

Balance at December 31, 1998....$   (1.8)     $       (2.3)   $     ---      $     (4.1)
Current year change.............     1.3             (13.3)         ---           (12.0)
                                ------------- --------------  -------------- -----------------
Balance at December 31, 1999....    (0.5)            (15.6)         ---           (16.1)
Current year change.............     0.2             (62.6)         ---           (62.4)
                                ------------- --------------  -------------- ----------------

Balance at December 31, 2000....    (0.3)            (78.2)         ---           (78.5)
Current year change.............    (3.3)            (37.7)          (0.8)        (41.8)
                                ------------- --------------  -------------- ----------------

Balance at December 31, 2001....$   (3.6)     $     (115.9)   $      (0.8)   $   (120.3)
                                ============= ==============  ============== ================

NOTE L -- RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

US Plans - As of December 31, 1998, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). During 1999 the Company added four additional defined benefit pension plans in connection with the acquisitions of Powerscreen and Cedarapids. On June 30, 2000, four of the Company's defined benefit pension plans merged into one of the Company's other defined benefit pension plans. As a result of the merger, as of December 31, 2001, the Company maintained four defined benefit pension plans. The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the Terex Plans and the Cedarapids pension plan for salaried employees was frozen as of May 7, 1993 and October 15, 2000, respectively, and no participants will be credited with service following such date except that participants not fully vested will be credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund these plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. At December 31, 2001 and 2000, the Terex Plans held 0.2 million shares and 0.3 million shares of the Company's Common Stock, with market values of $3.5 and $5.3, respectively.

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

The liability of the Company's U.S. Plans, as of December 31, was as follows:

                                                Pension Benefits             Other Benefits
                                          --------------------------- ----------------------------
                                              2001          2000          2001          2000
                                          ------------- ------------- ------------- -------------
 Change in benefit obligation:
   Benefit obligation at beginning of year$     97.0    $     88.5    $      6.9    $       4.8
   Benefits obligation of plans acquired
    during the year......................      ---           ---           ---              0.5
   Service cost..........................        0.7           1.3           0.2            0.2
   Interest cost.........................        7.1           7.3           0.5            0.5
   Impact of plan amendments.............      ---             0.9         ---              1.2
   Actuarial (gain) loss.................        1.7           6.1          (0.2)           0.4
   Benefits paid.........................       (7.4)         (7.1)         (0.7)          (0.7)
                                          ------------- ------------- ------------- -------------
 Benefit obligation end of year..........       99.1          97.0           6.7            6.9
                                          ------------- ------------- ------------- -------------

 Change in plan assets:
   Fair value of plan assets at beginning
    of year..............................      103.7         124.2         ---            ---
   Fair value of plan assets acquired
    during the year......................      ---           ---           ---            ---
   Actual return on plan assets..........        1.3         (13.4)        ---            ---
   Employer contribution.................      ---           ---             0.7            0.7
   Benefits paid.........................       (7.4)         (7.1)         (0.7)          (0.7)
                                          ------------- ------------- ------------- -------------
 Fair value of plan assets at end of year       97.6         103.7         ---            ---
                                          ------------- ------------- ------------- -------------

 Funded status...........................       (1.5)          6.7          (6.7)          (6.9)
  Unrecognized actuarial (gain) loss.....       28.7          19.8          (1.1)          (1.1)
 Unrecognized prior service cost.........        3.9           4.3           1.0            1.1
 Unrecognized transition obligation......      ---           ---             0.9            1.2
                                          ------------- ------------- ------------- -------------
 Net amount recognized................... $     31.1    $     30.8    $     (5.9)   $      (5.7)
                                          ============= ============= ============= =============

 Amounts recognized in the Consolidated Balance Sheet
   consist of:
    Prepaid benefit cost................. $     30.5    $     33.0    $    ---      $     ---
    Accrued benefit liability............       (3.0)         (2.5)         (5.9)          (5.7)
    Accumulated other comprehensive income       3.6           0.3         ---            ---
                                          ------------- ------------- ------------- -------------
 Net amount recognized................... $     31.1    $     30.8    $     (5.9)   $      (5.7)
                                          ============= ============= ============= =============


                                                  Pension Benefits             Other Benefits
                                          --------------------------- ----------------------------
                                              2001          2000          2001          2000
                                          ------------- ------------- ------------- -------------
 Weighted-average assumptions as of December 31:
    Discount rate........................       7.25%         7.75%        7.25%          7.75%
    Expected return on plan..............       9.00%         9.00%        9.00%          9.00%
    Rate of compensation increase........      ---            4.50%      ---            ---



                                                   Pension Benefits                         Other Benefits
                                           --------------------------------------  -------------------------------------
                                              2001          2000         1999          2001        2000         1999
                                           ------------  ------------ ------------  ----------- ----------- ------------
 Components of net periodic cost:
   Service cost..........................  $       0.7  $       1.3  $      0.6     $      0.2  $      0.2  $     ---
   Interest cost.........................          7.1          7.3         3.8            0.5         0.5          0.2
   Expected return on plan assets........         (9.0)       (10.6)       (5.5)         ---         ---          ---
   Amortization of prior service cost....          0.4          0.4         0.1            0.1       ---          ---
   Amortization of transition obligation.        ---          ---         ---              0.3         0.4          0.3
   Recognized actuarial (gain)loss.......          0.5         (0.1)        0.1           (0.2)       (0.1)        (0.1)
   Curtailment (gain)loss................        ---           (2.6)      ---            ---         ---          ---
                                           ------------ ------------  ------------  ----------- ----------- ------------
 Net periodic cost (benefit).............  $      (0.3) $      (4.3)  $    (0.9)    $      0.9  $      1.0  $       0.4
                                           ============ ============  ============  =========== =========== ============


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $19.5, $19.5 and $13.8, respectively, as of December 31, 2001, and $14.3, $14.3 and $8.7, respectively, as of December 31, 2000.

The Company has five nonpension postretirement benefit plans. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. For measurement purposes, a 7.19 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.75 percent for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                1-Percentage-     1-Percentage-
                                               Point Increase     Point Decrease
                                              -----------------  ---------------
  Effect on total service and interest cost            3.56%           (3.19)%
    components
  Effect on postretirement benefit obligation          3.31%           (2.99)%


International Plans - Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. O & K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. Fermec, which was acquired by Terex on December 28, 2000, maintains a voluntary defined benefit pension plan covering substantially all of its employees. Atlas, which was acquired on the December 28, 2001, maintains a noncontributory defined benefit plan covering substantially all of its employees in Germany. Additionally, Atlas maintains a government required defined benefit plan for its employees in Scotland.

The liability of the Company's International Plans as of December 31, was as follows:

                                                                   Pension Benefits
                                                              ----------------------------
                                                                  2001          2000
                                                              ------------- --------------
    Change in benefit obligation:
      Benefit obligation at beginning of year.................$      54.2   $      13.0
      Benefits obligation of plans acquired during the year...       70.6          41.3
      Service cost............................................        2.4           0.7
      Interest cost...........................................        3.2           0.8
      Actuarial (gain) loss...................................       (2.3)         (0.9)
      Benefits paid...........................................       (4.4)         (0.7)
                                                              ------------- --------------
    Benefit obligation end of year............................      123.7          54.2
                                                              ------------- --------------

    Change in plan assets:
      Fair value of plan assets at beginning of year..........       46.4           8.9
      Fair value of plan assets acquired during the year......       12.2          37.6
      Actual return on plan assets............................       (3.3)         (0.2)
      Employer contribution...................................        2.2           0.8
      Benefits paid...........................................       (4.4)         (0.7)
                                                              ------------- --------------
    Fair value of plan assets at end of year..................       53.1          46.4
                                                              ------------- --------------

    Funded status.............................................      (70.6)         (7.8)
     Unrecognized actuarial (gain) loss.......................        6.9           2.8
    Unrecognized transition obligation........................       (0.1)         (0.1)
                                                              ------------- --------------
    Net amount recognized.....................................$     (63.8)  $      (5.1)
                                                              ============= ==============

    Amounts recognized in the Consolidated Balance Sheet
      consist of:
       Prepaid benefit cost...................................$       0.8   $       1.2
       Accrued benefit liability..............................      (64.6)         (6.3)
                                                              ------------- --------------
    Net amount recognized.....................................$     (63.8)  $      (5.1)
                                                              ============= ==============

                                                              Pension Benefits
                                                  -----------------------------------------
                                                        2001                 2000
                                                  ------------------ ---------------------
    The range of assumptions as of December 31:
       Discount rate........................         6.00%-6.25%          6.00%-8.00%
       Expected return on plan..............         6.00%-8.00%          6.25%-9.50%
       Rate of compensation increase........         3.75%-6.00%          3.75%-6.00%

                                                        Pension Benefits
                                              ----------------------------------
                                                2001         2000        1999
                                              ---------  ----------- -----------
   Components of net periodic benefit cost:
     Service cost..........................  $     2.4  $       0.7  $     0.8
     Interest cost.........................        3.2          0.8        0.7
     Expected return on plan assets........       (3.7)        (0.6)      (0.5)
     Amortization of prior service cost....      ---          ---        ---
     Amortization of transition obligation.      ---          ---        ---
     Recognized actuarial (gain)loss.......      ---          ---        ---
                                             ---------- ------------ -----------
   Net periodic benefit cost...............  $     1.9  $       0.9  $     1.0
                                             ========== ============ ===========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $124.7, $111.2 and $55.8, respectively, as of December 31, 2001, and $46.8, $46.8 and $37.6, respectively, as of December 31, 2000.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Company contributions to these plans were $2.8, $2.5 and $1.7 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

The Company's outstanding letters of credit totaled $40.9 at December 31, 2001. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company is party to an action commenced in the United States District Court for the District of Delaware by the End of the Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans (collectively, the "Plaintiffs") against the Company and certain former officers and directors of Fruehauf and Terex (collectively, the "Defendants"). The Plaintiffs allege, in essence, that the Defendants breached fiduciary duties owed to Fruehauf and made certain misrepresentations in connection with certain accounting matters arising from the Company's 1989 acquisition of Fruehauf and the 1991 initial public offering of Fruehauf stock, and that the Defendants were unjustly enriched thereby. Plaintiffs also allege that certain pension investments made on behalf of the Fruehauf pension plans violated ERISA. The Company has reached an agreement in principal to settle this matter in a manner which will not have a material adverse effect on the Company's operations.

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

In connection with the Company's sale of the Clark material handling business to Clark Material Handling Company ("CMHC") in November 1996, CMHC assumed liabilities from Terex arising from product liability claims dealing with Clark material handling products manufactured prior to the date of the divestiture. In connection with CMHC's voluntary filing for bankruptcy in 2000, CMHC defaulted on its obligations to indemnify and defend the Company from such product liability claims. As a result of this situation, the Company recorded an expense of $7.3, net of income taxes, in the fourth quarter of 2000 representing the Company's estimated liability for known product liability claims.

NOTE N -- RELATED PARTY TRANSACTIONS

On March 2, 2000, Terex made a loan to Ronald M. DeFeo, the Chairman, Chief Executive Officer, President and Chief Operating Officer of the Company, in the amount of $3.0. The loan currently bears interest at 4.5% per annum and matures on March 31, 2005. Mr. DeFeo prepaid $1.0 of the principal amount of the loan in October 2000. The loan is fully recourse to Mr. DeFeo and is secured by shares of Common Stock owned by Mr. DeFeo and by payment of amounts earned by Mr. DeFeo under the LTIP. The terms of the loan require prepayment by Mr. DeFeo of some or all of the loan's outstanding balance upon the occurrence of certain events, including Mr. DeFeo's ceasing to be employed by the Company for any reason (including death or disability), Mr. DeFeo's failing to pay any amounts due under the loan, the attainment of certain Common Stock price targets and the payment to Mr. DeFeo of amounts under the LTIP.

Certain former executive officers and directors of the Company and Marvin B. Rosenberg, a current director and former executive officer of the Company, are named along with the Company in an ongoing private litigation initiated by the End of the Road Trust, the successor to certain of the assets of the bankruptcy estate of Fruehauf Trailer Corporation, a former subsidiary of the Company. The Company expended approximately $2.4, $0.5 and $0.3 for legal fees and expenses in 2001, 2000 and 1999, respectively, for this matter, which included the defense of Mr. Rosenberg, as well as other former executive officers and directors of the Company. The Company is unable to separately determine the portion of these legal fees and expenses allocable to Mr. Rosenberg individually. The Company has reached an agreement in principal to settle this matter in a manner which will not have a material adverse effect on the Company's operations.

In July and August 1999, the Company entered the 1999 Bank Credit Facility with a syndicate of lenders. Ares Leveraged Investment Fund L.P. ("Ares") and Ares Leveraged Investment Fund II, L.P. ("Ares II"), affiliates of David A. Sachs, a director of the Company, participated as lenders under the 1999 Bank Credit Facility for the amount of $14.0. Ares and Ares II also received a fee of less than $0.1 for participating as lenders under the 1999 Bank Credit Facility. On March 6, 1998, the Company entered the 1998 Bank Credit Facility with a syndicate of lenders. Ares participated as a lender under the 1998 Bank Credit Facility for the amount of $15.0 and received a fee of less than $0.1 for such participation. Ares, Ares II, Ares III CLO Ltd., Ares IV CLO Ltd., and Ares V CLO Ltd., other affiliates of Mr. Sachs (collectively, the "Ares Funds"), currently hold approximately $9 of the Company's debt under the 1999 Bank Credit Facility and the 1998 Bank Credit Facility. Participation by Ares and Ares II as lenders under the 1999 Bank Credit Facility and by Ares under the 1998 Bank Credit Facility, and purchases of debt by all of the Ares Funds from time-to-time, have been in the ordinary course of business of the Ares Funds and on the same terms as all other lenders and purchasers of debt under the Company's 1999 and 1998 Bank Credit Facilities.

The Ares Funds also purchased $10 principal amount of the Company's 8-7/8% Notes issued on March 6, 1999 and $5 principal amount of the Company's 10-3/8% Notes issued on March 29, 2001. The Ares Funds currently hold approximately $3.5 of the Company's Senior Subordinated Notes. The purchase by the Ares Funds of the Company's Senior Subordinated Notes were made in the ordinary course of business by the Ares Funds and on the same terms as all other purchasers of such Senior Subordinated Notes.

On August 28, 1995, the Company's former chairman retired from his positions with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and the former chairman executed a retirement agreement providing certain benefits to the former chairman and the Company. The agreement provides, among other things, for a five-year consulting engagement requiring the former chairman to make himself available to the Company to provide consulting services for certain portions of his time. The former chairman, or his designee, received a fee for consulting services which included payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provides for the (i) granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which is subject to being forgiven in increments over the five-year term of the agreement upon certain conditions, and (ii) equity grants having a maximum potential of 200.0 thousand shares of Terex Common Stock conditioned upon the Company achieving certain financial performance objectives in the future. During 1998 the former chairman received 150.0 thousand shares of common stock in accordance with this agreement. In contemplation of the execution of this retirement agreement, the Company advanced to the former chairman the principal amount of the forgivable loan. During 2000 and 1999, the Company forgave $0.1 and $0.2, respectively, of principal on the loan along with the current interest. As of December 31, 2001, no principal or interest are owed to the Company for this loan.

On December 31, 1997, Marvin B. Rosenberg, a director of the Company retired as an officer of the Company. In connection with his retirement, the Company and Mr. Rosenberg entered into an agreement providing certain benefits to the former officer and the Company. Pursuant to the agreement, Mr. Rosenberg received an award of 5.0 thousand shares of Common Stock in consideration of his years of service to the Company. The agreement also provided for a two-year consulting engagement requiring Mr. Rosenberg to make himself available to the Company to provide consulting services for a certain portion of his time, for such services he received a consulting fee of $0.1 for services provided in 1999.

The Company requires that all transactions with affiliates be on terms no less favorable to the Company than could be obtained in comparable transactions with an unrelated person. The Board of Directors is advised in advance of any such proposed transaction or agreement and utilizes such procedures in evaluating their terms and provisions as are appropriate in light of the Board's fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of independent directors. One of the responsibilities of the Audit Committee is to review related party transactions.

NOTE O-- BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. During 2001, the Company began operating in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. All prior periods have been restated to reflect results based on the three current business segments.

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Dortmund, Germany and certain sales offices in Australia, South America and Africa.



Business segment information is presented below:

                                                          2001          2000          1999
                                                      ------------- ------------- --------------
Sales
  Terex Americas..................................... $    857.8    $  1,095.4    $    873.3
  Terex Europe.......................................      872.3         895.1         718.6
  Terex Mining.......................................      266.2         319.3         453.0
  Eliminations/Corporate.............................     (183.8)       (241.1)       (188.3)
                                                      ------------- ------------- --------------
    Total............................................ $  1,812.5    $  2,068.7    $  1,856.6
                                                      ============= ============= ==============

Income from Operations
  Terex Americas..................................... $     52.1    $    107.4    $     76.5
  Terex Europe.......................................       40.8          83.1          67.0
  Terex Mining.......................................       14.5           6.9          35.6
  Eliminations/Corporate.............................       (3.2)          0.9          (0.8)
                                                      ------------- ------------- --------------
    Total............................................ $    104.2    $    198.3    $    178.3
                                                      ============= ============= ==============

Depreciation and Amortization
  Terex Americas..................................... $     15.0    $     14.2    $     11.6
  Terex Europe.......................................       16.3          18.0          12.4
  Terex Mining.......................................        5.3           5.8           5.6
  Eliminations/Corporate.............................        3.7           3.5           2.6
                                                      ------------- ------------- --------------
    Total............................................ $     40.3    $     41.5    $     32.2
                                                      ============= ============= ==============

Capital Expenditures
  Terex Americas..................................... $      7.2    $     13.5    $      7.8
  Terex Europe.......................................        5.7           9.1           7.9
  Terex Mining.......................................        0.5           1.6           5.4
  Eliminations/Corporate.............................        0.1          --             0.3
                                                      ------------- ------------- --------------
    Total............................................ $     13.5    $     24.2    $     21.4
                                                      ============= ============= ==============

Identifiable Assets
  Terex Americas..................................... $    855.9    $    701.7
  Terex Europe.......................................    1,183.1         925.4
  Terex Mining.......................................      386.0         411.8
  Corporate..........................................      825.2         685.6
  Eliminations.......................................     (863.2)       (740.8)
                                                      ------------- -------------
    Total............................................ $  2,387.0    $  1,983.7
                                                      ============= =============

Sales between segments areas are generally priced to recover costs plus a reasonable markup for profit.

Geographic segment information is presented below:

                                            2001          2000          1999
                                        ------------- ------------- ------------
Sales
  United States........................ $    873.7    $  1,048.9    $    871.2
  United Kingdom.......................      216.6         213.1         151.3
  Other European countries.............      382.7         384.3         353.2
  All other............................      339.5         422.4         480.9
                                        ------------- ------------- ------------
    Total.............................. $  1,812.5    $  2,068.7    $  1,856.6
                                        ============= ============= ============

Long-lived Assets
  United States........................ $     77.1    $     58.5
  United Kingdom.......................       52.6          44.0
  Other European Countries.............       38.8          49.7
  All other............................        5.4           1.7
                                        ------------- -------------
    Total.............................. $    173.9    $    153.9
                                        ============= =============

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of the 10-3/8% Notes. On December 17, 2001, the Company sold and issued $200 aggregate principal amount of the 9-1/4% Notes. On March 31, 1998 and March 9, 1999, the Company issued and sold $150.0 and $100.0 aggregate principal amount, respectively, of the 8-7/8% Notes. As of December 31, 2001, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc. and CMI Terex Corporation. The 10-3/8% Notes and the 8-7/8% Notes are also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

No subsidiaries of the Company except the Wholly-owned Guarantors and PPM Cranes, Inc. have provided a guarantee of the 10-3/8% Notes and the 8-7/8% Notes. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 9-1/4% Notes.

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

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes.

Debt and goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     233.4   $     654.8   $      46.0   $   1,070.1   $   (191.8)   $   1,812.5
  Cost of goods sold....................       226.1         559.6          40.6         901.4       (191.8)       1,535.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         7.3          95.2           5.4         168.7        ---            276.6
  Selling, general & administrative
   expenses.............................        20.9          47.4          10.4          93.7        ---            172.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       (13.6)         47.8          (5.0)         75.0        ---            104.2
  Interest income.......................         3.4           0.2         ---             4.1        ---              7.7
  Interest expense......................       (28.0)        (12.7)         (4.5)        (41.5)       ---            (86.7)
  Income (loss) from equity investees...        44.2         ---           ---           ---          (44.2)         ---
  Gain on sale of businesses............
  Other income (expense) - net..........         1.5          (3.7)         (0.1)          1.7        ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         7.5          31.6          (9.6)         39.3        (44.2)          24.6
  Benefit from (provision for) income
   taxes................................         7.0          (1.1)        ---           (13.8)       ---             (7.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............        14.5          30.5          (9.6)         25.5        (44.2)          16.7
  Loss from discontinued operations.....       ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        14.5          30.5          (9.6)         25.5        (44.2)          16.7
  Extraordinary loss on retirement of
   debt.................................        (1.7)         (1.0)        ---            (1.2)       ---             (3.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      12.8   $      29.5   $      (9.6)  $      24.3   $    (44.2)   $      12.8
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         Owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     144.2   $       3.9   $      0.1    $    102.2    $    ---      $     250.4
     Trade receivables - net............        23.1          94.6          3.9         229.5         ---            351.1
     Intercompany receivables...........        14.2          18.7        ---            66.2         (99.1)         ---
     Net inventories....................        76.1         254.2         14.5         361.8          (1.8)         704.8
     Current deferred tax assets........        22.5           0.4        ---             0.8         ---             23.7
     Other current assets...............        13.2           2.7          0.1          37.0         ---             53.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       293.3         374.5         18.6         797.5        (100.9)       1,383.0
   Property, plant & equipment - net....         8.4          66.2          0.2          99.1         ---            173.9
   Investment in and advances to
     (from)   subsidiaries..............       647.2        (245.2)        (0.2)       (295.4)       (106.4)         ---
   Goodwill - net.......................         2.7         252.1         10.6         354.7         ---            620.1
   Deferred taxes.......................        74.7         ---          ---             0.7         ---             75.4
   Other assets - net...................        33.4          44.6          0.7          55.9         ---            134.6
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,059.7   $     492.2   $     29.9    $  1,012.5    $   (207.3)   $   2,387.0
                                         ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $       0.4   $       2.6   $      0.4    $     31.3    $    ---      $      34.7
     Trade accounts payable.............        33.4          54.0          3.3         200.3         ---            291.0
     Intercompany payables..............        23.1          21.1          2.2          52.7         (99.1)         ---
     Current deferred tax liabilities...        (0.8)          0.5        ---             0.3         ---            ---
     Accruals and other current
       liabilities......................        71.1          87.1          7.0         136.2         ---            301.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       127.2         165.3         12.9         420.8         (99.1)         627.1
   Long-term debt less current portion..       298.6         185.8         62.4         473.9         ---          1,020.7
   Other long-term liabilities..........        38.5          10.6          0.8          93.9         ---            143.8
   Stockholders' equity (deficit).......       595.4         130.5        (46.2)         23.9        (108.2)         595.4
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,059.7   $     492.2   $     29.9    $  1,012.5    $   (207.3)   $   2,387.0
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         Owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     108.7   $       0.3   $      0.1    $     72.3    $    ---      $     181.4
     Trade receivables - net............        22.2          70.7          8.7         258.6         ---            360.2
     Intercompany receivables...........        36.4          28.9         17.5          60.7        (143.5)         ---
     Net inventories....................        75.2         157.0         16.3         360.4         (10.8)         598.1
     Current deferred tax assets........        51.0         ---          ---           ---           ---             51.0
     Other current assets...............         4.5           1.6          0.3          45.3         ---             51.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       298.0         258.5         42.9         797.3        (154.3)       1,242.4
   Property, plant & equipment - net....        12.7          40.7          0.6          99.9         ---            153.9
   Investment in and advances to
     (from)   subsidiaries..............       346.1        (117.6)        (1.5)       (137.3)        (89.7)         ---
   Goodwill - net.......................        11.1         168.1         11.9         300.3         ---            491.4
   Deferred taxes.......................        21.2         ---          ---           ---           ---             21.2
   Other assets - net...................         8.1          35.2          0.7          30.8         ---             74.8
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $     697.2   $     384.9   $     54.6    $  1,091.0    $   (244.0)   $   1,983.7
                                         ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $       0.8   $     ---     $      0.5    $     19.2    $    ---      $      20.5
     Trade accounts payable.............        32.7          57.0         10.2         211.3         ---            311.2
     Intercompany payables..............         3.8          15.2          9.3         115.2        (143.5)         ---
     Current deferred tax liabilities...       ---           ---          ---           ---           ---            ---
     Accruals and other current
       liabilities......................        74.8          35.7          7.4         126.0         ---            243.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       112.1         107.9         27.4         471.7        (143.5)         575.6
   Long-term debt less current portion..       117.0         163.9         62.6         538.5         ---            882.0
   Other long-term liabilities..........        16.6          12.1          1.2          44.7         ---             74.6
   Stockholders' equity (deficit).......       451.5         101.0        (36.6)         36.1        (100.5)         451.5
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $     697.2   $     384.9   $     54.6    $  1,091.0    $   (244.0)   $   1,983.7
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities                   $    (223.0)  $      41.3   $      0.5    $     175.7   $    ---      $      (5.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Proceeds from sale of business........       ---           ---          ---            ---          ---            ---
  Acquisition of business, net of cash
   acquired.............................        (5.3)        (68.7)       ---            (15.7)       ---            (89.7)
  Capital expenditures..................        (1.1)         (5.1)       ---             (7.3)       ---            (13.5)
  Proceeds from sale of assets                   0.3           1.0        ---              6.7        ---              8.0
  Other.................................       ---           ---          ---            (41.1)       ---            (41.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     investing activities...............        (6.1)        (72.8)       ---            (57.4)       ---           (136.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Principal repayments of long-term debt       (38.5)        (90.0)        (0.5)        (259.5)       ---           (388.5)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---           ---          ---             23.6                        23.6
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       207.0         125.2        ---            149.2        ---            481.4
  Issuance of common stock..............        96.3         ---          ---            ---          ---             96.3
  Other.................................        (0.2)         (0.1)       ---             (1.0)       ---             (1.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............       264.6          35.1         (0.5)         (87.7)       ---            211.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---          ---             (0.7)       ---             (0.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................        35.5           3.6        ---             29.9                        69.0
Cash and cash equivalents, beginning of
  period................................       108.7           0.3          0.1           72.3        ---            181.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $     144.2   $       3.9   $      0.1    $     102.2   $    ---      $     250.4
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities                   $     180.2   $       4.9   $      1.1    $      14.4   $    ---      $     200.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Proceeds from sale of business........        51.8         ---          ---             92.5        ---            144.3
  Acquisition of business, net of cash
   acquired.............................        (2.9)         (0.5)       ---            (16.6)       ---            (20.0)
  Capital expenditures..................        (2.5)        (12.6)        (0.3)          (8.8)       ---            (24.2)
  Proceeds from sale of assets..........       ---             6.8        ---              4.0        ---             10.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
     investing activities...............        46.4          (6.3)        (0.3)          71.1        ---            110.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Principal repayments of long-term debt      (161.0)        ---           (0.8)         (21.3)       ---           (183.1)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---           ---          ---            (53.6)                      (53.6)
  Purchases of common stock held in
   treasury.............................       (20.2)        ---          ---            ---          ---            (20.2)
  Other.................................        (1.0)        ---          ---             (3.3)                       (4.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............      (182.2)        ---           (0.8)         (78.2)       ---           (261.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---          ---             (2.2)       ---             (2.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................        44.4          (1.4)       ---              5.1                        48.1
Cash and cash equivalents, beginning of
  period................................        64.3           1.7          0.1           67.2        ---            133.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $     108.7   $       0.3   $      0.1    $      72.3   $    ---      $     181.4
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
                                         ============= ============= ============= ============= ============= =============

NOTE Q - SUBSEQUENT EVENT (UNAUDITED)


On March 26, 2002, the Company acquired EPAC Holdings, Inc., which does business under the names Telelect East and Eusco ("EPAC"). EPAC, headquartered in Tennessee with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 300 thousand shares of Common Stock and cash.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of PPM Cranes, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' deficit and of cash flows present fairly, in all material respects, the financial position of PPM Cranes, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Stamford, Connecticut
February 20, 2002

                                PPM Cranes, Inc.

                      Consolidated Statement of Operations

                                  (in millions)


                                                                        Year Ended December 31,
                                                       ------------------------------------------------------------
                                                             2001                 2000                1999
                                                       -----------------   -------------------  ------------------

Net sales..............................................$         46.0      $         69.5       $         80.4
Cost of goods sold.....................................          40.6                58.2                 70.2
                                                       -----------------   -------------------  ------------------

     Gross profit......................................          5.4                11.3                 10.2

Selling, general and administrative expenses...........         10.4                 7.7                  7.2
                                                       -----------------   -------------------  ------------------

     Income (loss) from operations.....................         (5.0)                3.6                  3.0

Other income (expense):
     Interest expense..................................         (4.5)               (5.8)                (4.8)
     Amortization of debt issuance costs...............         (0.1)               (0.2)                (0.2)
     Other income (expense)............................        ---                 ---                   (0.5)
                                                       -----------------   -------------------  ------------------

     Income (loss) before income taxes.................         (9.6)               (2.4)                (2.5)

Provision for income taxes.............................        ---                 ---                  ---
                                                       -----------------   -------------------  ------------------

     Net loss..........................................$        (9.6)       $       (2.4)      $         (2.5)
                                                       =================   ===================  ==================




     The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                           Consolidated Balance Sheet

                       (in millions, except share amounts)

                                                                                              December 31,
                                                                                       ---------------------------
                                                                                           2001          2000
                                                                                       ------------- -------------
Assets
Current assets:
  Cash and cash equivalents..........................................................  $      0.1    $      0.1
  Trade accounts receivable (net of allowance of $0.6 and $0.7 at
   December 31, 2001 and 2000, respectively).........................................         3.9           8.7
  Net inventories....................................................................        14.5          16.3
  Due from affiliates................................................................         0.7          17.5
  Prepaid expenses and other current assets..........................................         0.1           0.3
                                                                                       ------------- -------------

Total current assets.................................................................        19.3          42.9

Property, plant and equipment - net..................................................         0.3           0.6

Intangible assets:
  Goodwill - net.....................................................................        10.6          11.9
  Other assets - net.................................................................         0.7           0.7
                                                                                       ------------- -------------

Total assets.........................................................................  $     30.9    $     56.1
                                                                                       ============= =============

Liabilities and shareholders' deficit Current liabilities:
  Trade accounts payable.............................................................  $      3.3    $     10.2
  Accrued warranties and product liability...........................................         4.8           5.5
  Accrued expenses...................................................................         2.4           1.9
  Due to affiliates..................................................................         2.2           9.3
  Due to Terex Corporation...........................................................         0.9           1.7
  Current portion of long-term debt..................................................         0.4           0.5
                                                                                       ------------- -------------

Total current liabilities............................................................        14.0          29.1
                                                                                       ------------- -------------

Non-current liabilities:
  Long-term debt, less current portion...............................................        62.4          62.6
  Other non-current liabilities......................................................         0.7           1.0
                                                                                       ------------- -------------

Total non-current liabilities........................................................        63.1          63.6
                                                                                       ------------- -------------

Commitments and contingencies

Shareholders' deficit:
  Common stock, Class A, $.01 par value --
   authorized 8,000 shares; issued and outstanding 5,000 shares......................       ---           ---
  Common stock, Class B, $.01 par value --
   authorized 2,000 shares; issued and outstanding 413 shares........................       ---           ---
  Accumulated deficit................................................................       (46.2)        (36.6)
  Accumulated other comprehensive income - foreign currency translation adjustments..       ---           ---
                                                                                       ------------- -------------

Total shareholders' deficit..........................................................       (46.2)        (36.6)
                                                                                       ------------- -------------

Total liabilities and shareholders' deficit..........................................  $     30.9    $     56.1
                                                                                       ============= =============

   The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

           Consolidated Statement of Changes of Shareholders' Deficit

                                  (in millions)



                                                                       Accumulated
                                                                          Other
                                          Common        Accumulated    Comprehensive
                                          Stock           Deficit       Income (Loss)         Total
                                       --------------- -------------- ------------------- ----------------
Balance at December 31, 1998..........     ---              (31.7)           (0.1)           (31.8)

    Net loss..........................     ---               (2.5)          ---               (2.5)
    Translation adjustment............     ---              ---               0.1              0.1
                                                                                         ----------------
    Comprehensive loss................                                                        (2.4)
                                       --------------- -------------- ------------------ ----------------

Balance at December 31, 1999               ---              (34.2)          ---              (34.2)

    Net loss..........................     ---               (2.4)          ---               (2.4)
    Translation adjustment............     ---              ---             ---              ---
                                                                                         ----------------
     Comprehensive loss...............                                                        (2.4)
                                       --------------- -------------- ------------------ ----------------

Balance at December 31, 2000.......... $   ---         $    (36.6)     $    ---          $   (36.6)

    Net loss..........................     ---               (9.6)          ---               (9.6)
    Translation adjustment............     ---              ---             ---              ---
                                                                                         ----------------
     Comprehensive loss...............                                                        (9.6)
                                       --------------- -------------- ------------------ ----------------

 Balance at December 31, 2001          $   ---         $    (46.2)     $    ---          $   (46.2)
                                       =============== ============== ================== ================



     The accompanying notes are an integral part of these financial statements.

                                PPM Cranes, Inc.

                      Consolidated Statement of Cash Flows

                                  (in millions)

                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                      2001                 2000                1999
                                                                ------------------   ------------------   ----------------
Operating activities
Net loss........................................................$        (9.6)      $        (2.4)       $        (2.5)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization...............................          1.5                 1.5                  1.5
    Loss on sale of subsidiary..................................         ---                 ---                    0.7
    Gain on sale of property, plant and equipment...............         ---                 ---                   (0.4)
    Other.......................................................         ---                 ---                    0.1
    Changes in operating assets and liabilities:
         Trade accounts receivable..............................          4.8                12.6                 (2.0)
         Net inventories........................................          1.8                 1.9                 12.2
         Trade accounts payable.................................         (6.9)                3.8                 (4.2)
         Net amounts due to affiliates..........................          9.0               (15.5)                (2.6)
         Other - net............................................         (0.1)               (0.8)                (2.3)
                                                                ------------------   ------------------   ----------------
Net cash provided by operating activities.......................          0.5                 1.1                  0.5
                                                                ------------------   ------------------   ----------------

Investing activities
Capital expenditures............................................         ---                  (0.3)                (0.2)
Proceeds from sale of excess assets.............................         ---                 ---                    0.4
                                                                ------------------   ------------------   ----------------
Net cash provided by (used in) investing activities.............         ---                  (0.3)                 0.2
                                                                ------------------   ------------------   ----------------

Financing activities
Principal repayments of long-term debt..........................         (0.5)               (0.8)                (0.8)
                                                                ------------------   ------------------   ----------------
Net cash used in financing activities...........................         (0.5)               (0.8)                (0.8)
                                                                ------------------   ------------------   ----------------

Effect of exchange rate changes on cash.........................         ---                 ---                  ---
                                                                ------------------   ------------------   ----------------

Net increase (decrease) in cash and cash equivalents............         ---                 ---                   (0.1)
Cash and cash equivalents at beginning of period................           0.1                 0.1                  0.2
                                                                ------------------
                                                                                     ------------------   ----------------

Cash and cash equivalents at end of period......................$          0.1       $         0.1        $         0.1
                                                                ==================   ==================   ================

Supplemental disclosure of cash flow information
Cash paid for interest..........................................$          0.4       $         0.4        $         0.4
                                                                ==================   ==================   ================
Cash paid for income taxes......................................$        ---         $       ---          $       ---
                                                                ==================   ==================   ================


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is amortized on a straight-line basis over fifteen years. Accumulated amortization is $8.6 and $7.3 at December 31, 2001 and 2000, respectively. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS 142, goodwill related to acquisitions completed after June 30, 2001, has not been amortized and effective January 1, 2002, goodwill related to acquisitions completed prior to July1, 2001, will no longer be amortized. Under this standard, goodwill and indefinite life intangible assets will be reviewed for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test must be performed on all reporting units by June 30, 2002. Any required adjustment from adoption will be recorded as a cumulative effect adjustment as of January 1, 2002.

Debt Issuance Costs. Debt issuance costs incurred by Terex Corporation in securing the financing related to acquiring the Company have been capitalized and are reflected in the financial statements. Capitalized debt issuance costs are amortized over the term of the related debt. Accumulated amortization is $0.7 and $0.6 at December 31, 2001 and 2000, respectively.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 is effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard is not expected to materially change the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional matters being reported as discontinued operations.

Product Liability and Warranty. The Company records accruals for potential warranty and product liability claims based on the Company's claim experience. Warranty costs are accrued at the time revenue is recognized. The Company provides self-insurance accruals for estimated product liability experience on known claims.

Income Taxes. Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company is a part of a group that files a consolidated income tax return. The method used to allocate income taxes to members of the group is one in which current and deferred income taxes are calculated on a separate return basis as if the Company had not been included in a consolidated income tax return with its parent. The tax impact associated with the 1998 Bank Credit Facility (as defined in Note 5) has been taken into account in the Company's tax provision.

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

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 2001 and 2000.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, General and Administrative Expenses.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, Terex Corporation announced that a number of its production facilities would be consolidated, some facilities would be closed (including PPM's Conway facility) and that other additional non-recurring expenses would be incurred. These actions are designed to maximize factory utilization by taking advantage of recently acquired factories and to leverage common purchasing, engineering and marketing operations. The PPM facility closed in the first quarter of 2002.

PPM recorded costs of $2.7 during the third quarter of 2001 for severance and closing costs related to these actions as well as other non-recurring expenses. The severance costs, totaling $0.5, are for the elimination of approximately 42 positions in connection with the plant closure. Other costs, totaling $2.2, include asset write-offs and plant closing costs of which approximately $1.4 represents non-cash charges. These costs have been included in cost of sales ($2.2) and selling, general and administrative expenses ($0.5) in the condensed consolidated statement of operations. As of December 31, 2001, all of these costs have been accrued; cash payments took place primarily in the fourth quarter of 2001 and are expected to be completed by the end of the first quarter of 2002.

NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                         December 31,
                                                    --------------------
                                                      2001       2000
                                                    ---------  ---------
Raw materials and supplies.......................   $    2.9   $    5.0
Work in process..................................        1.2        0.7
Replacement parts................................        5.9        6.2
Finished goods equipment.........................        4.5        4.4
                                                    ---------  ---------
                                                    $   14.5   $   16.3
                                                    =========  =========


NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                         December 31,
                                                    --------------------
                                                      2001      2000
                                                   ---------- ----------
Property.......................................... $   0.2    $   0.2
Plant.............................................    ---        ---
Machinery and equipment...........................     0.6        0.6
                                                   ---------- ----------
                                                       0.8        0.8
Less accumulated depreciation.....................    (0.5)      (0.2)
                                                   ---------- ----------
                                                   $   0.3    $   0.6
                                                   ========== ==========

Depreciation expense for 2001, 2000 and 1999 was $0.3, $0.0 and $0.0, respectively.

NOTE 6 - LONG-TERM DEBT

Long-term debt at is summarized as follows:

                                                               December 31,
                                                         ---------------------
                                                            2001       2000
                                                         ---------- ----------
  1998 Bank Credit Facility............................. $ 60.0    $    60.0
  Note payable..........................................    2.8          3.1
                                                         ---------- ----------
     Total long-term debt...............................    62.8         63.1
     Less: Current portion of long-term debt............    (0.4)        (0.5)
                                                         ---------- ----------
     Long-term debt, less current portion............... $  62.4    $    62.6
                                                         ========== ==========

On May 9, 1995, Terex Corporation issued $250 of 13-1/4% Senior Secured Notes due May 15, 2002 (the "Senior Secured Notes"). The Senior Secured Notes were issued in conjunction with Terex Corporation's acquisition of substantially all of the capital stock of PPM Cranes, Inc. and P.P.M. S.A. and the refinancing of Terex Corporation's debt. Of the total principal amount, $50 related to the acquisition of substantially all of the capital stock of PPM Cranes, Inc. and was included in the Company's consolidated balance sheet prior to March 6, 1998. On March 6, 1998, Terex Corporation redeemed or defeased all of its $166.7 principal amount of its then outstanding Senior Secured Notes. The Company had $50.0 in principal of the Senior Secured Notes that were redeemed. Concurrently therewith, Terex Corporation also refinanced substantially all of its then existing domestic and foreign revolving credit debt. The proceeds for the offer to purchase and the repayment of its then existing revolving credit facility were obtained from borrowings under Terex Corporation's new $500.0 global bank credit facility ("1998 Bank Credit Facility"). In connection with the repurchase of the Senior Secured Notes, the Company incurred an extraordinary loss of $10.9 in 1998.

The 1998 Bank Credit Facility consists of a secured global revolving credit facility aggregating up to $125.0 (the "1998 Revolving Credit Facility") and two term loan facilities (collectively, the "Term Loan Facilities") providing for loans in an aggregate principal amount of up to approximately $375.0. With limited exceptions, the obligations under the 1998 Bank Credit Facility are secured by (i) a pledge of all of the capital stock of domestic subsidiaries of Terex Corporation, (ii) a pledge of 65% of the stock of the foreign subsidiaries of Terex Corporation and (iii) a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 1998 Bank Credit Facility contains covenants limiting Terex Corporation's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The 1998 Bank Credit Facility also contains certain financial and operating covenants, including a maximum leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio.

Pursuant to the Term Loan Facilities, Terex Corporation had borrowed (i) $175.0 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200.0 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan") of which $60.0 was allocated to the Company. At December 31, 2001, there is no outstanding principal amount for the Term A Loan. It was paid in full during 2001. The outstanding principal amount of the Term B Loan currently bears interest, at Terex Corporation's option, at a rate of 2.75% per annum in excess of the adjusted eurodollar rate or, with respect to U.S. Dollar denominated alternate base rate loans, 1.75% in excess of the prime rate. The weighted average interest rate on the Term B Loan at December 31, 2001 was 4.85%. The Term B Loan amortizes in an annual percentage of 1% during each of the first six years of the term of the loan and 94% in the seventh year of the term of the loan. The Term B Loan is subject to mandatory prepayment in certain circumstances and are voluntarily prepayable without payment of a premium (subject to reimbursement of the lenders' costs in case of prepayment of eurodollar loans other than on the last day of an interest period.) As of December 31, 2001, the Term B Loan has been prepaid such that the next scheduled principal payment is due in March 2003.

Note Payable

The note payable is to Joy Global, Inc., formerly known as Harnischfeger Corporation, and is not interest bearing.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 2001 in the successive five-year period are summarized as follows:

                                 Note Payable -
                                Joy Global, Inc.     Other         Total
                                ---------------- -------------- -------------
 2002...........................$       0.8      $    ---       $   0.8
 2003...........................        0.8           ---           0.8
 2004...........................        0.8           ---           0.8
 2005...........................        0.7           ---           0.7
 2006...........................        0.7           ---           0.7
 Thereafter.....................        1.0            60.0        61.0
                                ---------------- -------------- -------------
                                        4.8            60.0        64.8
 Imputed Interest...............       (2.0)          ---          (2.0)
                                ---------------- -------------- -------------
                                $       2.8      $     60.0     $  62.8
                                ================ ============== =============

The Company believes that the carrying value of other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.


NOTE 7 -- EMPLOYEE BENEFIT PLAN

The Company participates in a defined contribution plan which is sponsored by Terex Corporation. The plan covers U.S. employees. Under the plan, the Company matches a portion of an employee's contribution to the plan. The related expense to the Company was $0.1, $0.1 and $0.1 for 2001, 2000 and 1999, respectively.


NOTE 8 -- INCOME TAXES

The components of income (loss) from continuing operations before income taxes and extraordinary items consisted of the following:

                                                  Year Ended December 31,
                                            -----------------------------------
                                                2001       2000         1999
                                            ----------- -----------  ----------
   Domestic.................................$    (9.6)  $   (2.4)    $   (2.9)
   Foreign..................................      ---        ---          0.4
                                            ----------- -----------  ----------
                                            $    (9.6)  $   (2.4)    $   (2.5)
                                            =========== ===========  ==========

The Company has no provision (benefit) for federal, foreign and state income taxes.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. In accordance with SFAS No. 109, "Accounting for income taxes," a valuation allowance fully offsetting the net deferred tax asset, has been recognized. The tax effects of the basis differences and Net Operating Loss ("NOL") carryforward as of December 31, 2001 and 2000 are summarized below:


                                                    Year Ended December 31,
                                                ------------------------------
                                                    2001           2000
                                                --------------- --------------
   Total deferred tax liabilities.............. $     ---       $    ---
                                                --------------- --------------

   Receivables................................. $      (0.2)           0.1
   Inventory...................................        (0.2)         ---
   Fixed assets................................        (0.2)          (0.2)
   Product liability...........................         1.6            1.8
   Warranty....................................         0.1            0.5
   Restructuring...............................         0.3            0.0
   NOL carryforwards...........................        26.9           23.2
                                                --------------- --------------
   Total deferred tax assets...................        28.3           25.4
   Deferred tax asset valuation allowance......       (28.3)         (25.4)
                                                --------------- --------------
   Net deferred taxes.......................... $     ---       $    ---
                                                =============== ==============

The valuation allowance for deferred tax assets at acquisition date, May 9, 1995, was $19.0. Any future reduction of this valuation allowance attributable to the pre-acquisition period will reduce goodwill. The net change in the valuation allowance for 2001, 2000 and 1999 was an increase of $2.9, a decrease of $3.6 and an increase of $3.9, respectively.

At December 31, 2001, the Company has loss carryforwards for federal income tax purposes of approximately $76.8 available to offset future taxable income. The expiration of the Company's loss carryforwards are as follows:

   Year
 Expiring                       Amount
------------                 -------------
   2004    ................. $     21.7
   2005    .................        0.8
   2006    .................        5.8
   2007    .................        8.9
   2008    .................        3.1
   2009    .................        2.4
   2010    .................        0.2
   2011    .................        5.4
   2018    .................       10.8
   2019    .................        4.6
   2020    .................        3.6
   2021  ..................         9.5
                             -------------
   Total   ................. $     76.8
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

The Company's provision for income taxes from continuing operations is different from the amount which would be provided by applying the statutory federal income tax rate to the Company's loss before income taxes. The reasons for the difference are summarized below:

                                                                           Year Ended December 31,
                                                       ---------------------------------------------------------
                                                              2001                  2000              1999
                                                       --------------------  ------------------- ---------------
  Statutory federal income tax rate................... $        (3.4)        $       (0.8)       $     (0.8)
  Goodwill............................................           0.5                  0.4               0.4
  NOL and basis differences with no current benefit...           2.9                  0.4               0.4
                                                       --------------------  ------------------- ---------------
  Total provision for income taxes.................... $         ---         $        ---        $      ---
                                                       ====================  =================== ===============

There were no income taxes paid during 2001, 2000 and 1999.


NOTE 9 -- COMMITMENTS AND CONTINGENCIES

The Company has various lease agreements, primarily related to office space, production facilities, and office equipment, which are accounted for as operating leases. Certain leases have renewal options and provisions requiring the Company to pay maintenance, property taxes and insurance. Rent expense for 2001, 2000 and 1999 was $0.3, $0.3 and $0.3, respectively.

Future minimum payments under noncancelable operating leases at December 31, 2001 are as follows:

 2002...................................... $      0.2
 2003......................................        0.2
 2004......................................        0.1
                                            --------------
                                            $      0.5
                                            ==============

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a materially adverse effect on the Company's financial position.

On March 29, 2001, Terex Corporation sold and issued $300 aggregate principal amount of the 10-3/8% Senior Subordinated Notes (the "10-3/8% Notes"). On March 31, 1998 and March 9, 1999, Terex Corporation issued and sold $150.0 and $100.0 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and the 8-7/8% Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.


NOTE 10 - BUSINESS SEGMENT INFORMATION

The Company operates in one industry segment, that being the designing, manufacturing, and marketing of telescopic mobile cranes. These products are used primarily in the construction industry.

Geographic segment information is presented below:

                                          2001            2000         1999
                                      -------------  ------------- ------------
Sales
  United States.......................$     40.3     $     57.8    $    65.4
  All Other...........................      5.7            11.7        15.0
                                      -------------  ------------- ------------
                                      $     46.0     $      69.5   $    80.4
                                      =============  ============= ============

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer.

Sales to the Company's largest customer comprised 12% of the Company's net sales in the year ended December 31, 1999. During 2001 and 2000, no customer exceeded 10% of the Company's net sales.


NOTE 11 -- RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001, 2000 and 1999, the Company had transactions with various unconsolidated affiliates as follows:

                                             2001         2000         1999
                                         -----------  -----------  -----------
  Product sales and service revenues.... $     ---    $      1.4   $     ---
  Management fee expense................ $     1.0    $      1.0   $     1.0
  Interest expense...................... $     4.9    $      5.2   $     5.2

Included in management fee expense are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

                       TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Amounts in millions)


                                                                      Additions
                                                              ---------------------------
                                                  Balance
                                                 Beginning     Charges to                                   Balance End
                                                  of Year       Earnings       Other       Deductions (1)     of Year
                                                ------------- ------------- ------------- ---------------- -------------
Year ended December 31, 2001 Deducted
 from asset accounts:
   Allowance for doubtful accounts............. $       6.3   $        7.4  $     ---     $        (5.1)   $      8.6
   Reserve for excess and obsolete inventory...        26.1            7.6        ---              (6.6)         27.1
                                                ------------- ------------- ------------- ---------------- -------------
    Totals..................................... $      32.4   $       15.0  $     ---     $       (11.7)   $     35.7
                                                ============= ============= ============= ================ =============

Year ended December 31, 2000 Deducted
 from asset accounts:
   Allowance for doubtful accounts............. $       5.8   $        2.4  $     ---     $        (1.9)   $      6.3
   Reserve for excess and obsolete inventory...        22.5            8.1        ---              (4.5)         26.1
                                                ------------- ------------- ------------- ---------------- -------------
    Totals..................................... $      28.3   $       10.5  $     ---     $        (6.4)   $     32.4
                                                ============= ============= ============= ================ =============

Year ended December 31, 1999: Deducted
 from asset accounts:
   Allowance for doubtful accounts............. $       5.6   $        0.4  $     ---     $        (0.2)   $      5.8
   Reserve for excess and obsolete inventory...        24.0            4.7        ---              (6.2)         22.5
                                                ------------- ------------- ------------- ---------------- -------------
    Totals..................................... $      29.6   $        5.1  $     ---     $        (6.4)   $     28.3
                                                ============= ============= ============= ================ =============

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

4.7 Sixth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to Exhibit 4.7 to the Form 10-Q for the quarter ended October 31, 2001 of Terex Corporation, Commission File No. 1-10702).

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

4.13 Fifth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.13 to the Form 10-Q for the quarter ended October 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.14 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.15 First Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to Exhibit 4.15 to the Form 10-Q for the quarter ended October 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.16 Indenture, dated as of December 17, 2001, between Terex Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.16 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

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

10.12 Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 13, 2001, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit
          10.12 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.13 Amended and Restated Tranche C Credit Agreement, dated as of March 29, 2001, among Terex Corporation, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.14 Amendment No. 1 to the Amended and Restated Tranche C Credit Agreement, dated as of December 13, 2001, among Terex Corporation, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.14 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.15 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.16 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.17 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.18 Pledge Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to
          Exhibit 10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.19 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse First Boston, as Mortgagee (incorporated by reference to
          Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.20 Asset Purchase and Sale Agreement between Terex Corporation and Partek Acquisition Company, Inc., dated as of July 20, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.21 Share Purchase and Sale Agreement among Powerscreen International plc, Partek Cargotec Holding Ltd and, for purposes of Article 9 only, Moffett Engineering Limited, dated as of July 20, 2000 (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.22 Share Purchase and Sale Agreement among Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and, for purposes of
          Article 9 only, Kooi B.V., dated as of July 20, 2000 (incorporated by reference to Exhibit 3 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5, 2000).

10.23 Asset Purchase and Sale Agreement among PPM Deutschland GmbH Terex Cranes, Hiab GmbH and, for purposes of Section 2.3 only, Holland Lift International B.V., Partek Cargotec Holding Netherlands B.V. and Kooi B.V., dated as of September 29, 2000 (incorporated by reference to Exhibit 4 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 30, 2000 and filed with the Commission on October 5,
          2000).

10.24 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.25 Registration Rights Agreement dated as of March 29, 2001 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.26 Agreement and Plan of Merger, dated as of June 27, 2001, by and among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2001 and filed with the Commission on June 28, 2001).

10.27 Underwriting Agreement, dated as of December 5, 2001, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 5, 2001 and filed with the Commission on December 6, 2001).

10.28 Purchase Agreement, dated as of December 10, 2001, among Terex Corporation and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.32 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.29 Registration Rights Agreement, dated as of December 17, 2001, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.33 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.30 Agreement on the Sale and Purchase of Shares of the Schaeff Group of Companies, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.31 Stock Purchase Agreement Concerning the Acquisition of Terex Common Stock, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.32 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
          10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.33 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.34 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo.*

10.35 Form of Change in Control and Severance Agreement dated as of April 1, 2000 between Terex Corporation and certain executive officers
          (incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

12.1      Calculation of Ratio of Earnings to Fixed Charges. *

21.1      Subsidiaries of Terex Corporation.*

23.1 Consent of Independent Accountants - PricewaterhouseCoopers LLP, Stamford, Connecticut.*

24.1      Power of Attorney.*

*        Exhibit filed with this document.