Form 10-Q
period 2002-03-31
TEREX CORP
filed 2002-05-15
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

                              YES     X      NO
                                   -------       ------

Number of outstanding shares of common stock: 44.1 million as of May 13, 2002.


The Exhibit Index appears on page 35.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes") and $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The following subsidiaries, with the exception of PPM Cranes, Inc., are also guarantors of the Company's $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note L to the Company's March 31, 2002 Condensed Consolidated Financial Statements included in this Quarterly Report.

                          State or other jurisdiction of       I.R.S. employer
     Guarantor             incorporation or organization   identification number
     ---------             -----------------------------   ---------------------

  Terex Cranes, Inc.                   Delaware                  06-1513089
  PPM Cranes, Inc.                     Delaware                  39-1611683
  Koehring Cranes, Inc.                Delaware                  06-1423888
  Terex-Telelect, Inc.                 Delaware                  41-1603748
  Terex-RO Corporation                  Kansas                   44-0565380
  Payhauler Corp.                      Illinois                  36-3195008
  O & K Orenstein & Koppel, Inc.       Delaware                  58-2084520
  The American Crane Corporation    North Carolina               56-1570091
  Amida Industries, Inc.            South Carolina               57-0531390
  Cedarapids, Inc.                       Iowa                    42-0332910
  Standard Havens, Inc                 Delaware                  43-0913249
  Standard Havens Products, Inc.       Delaware                  43-1435208
  BL-Pegson USA, Inc.                 Connecticut                31-1629830
  Benford America, Inc.                Delaware                  76-0522879
  Coleman Engineering, Inc.            Tennessee                 62-0949893
  EarthKing, Inc.                      Delaware                  06-1572433
  Finlay Hydrascreen USA, Inc.        New Jersey                 22-2776883
  Powerscreen Holdings USA Inc.        Delaware                  61-1265609
  Powerscreen International LLC        Delaware                  61-1340898
  Powerscreen North America Inc.       Delaware                  61-1340891
  Powerscreen USA, LLC                 Kentucky                  31-1515625
  Royer Industries, Inc.             Pennsylvania                24-0708630
  Terex Bartell, Inc.                  Delaware                  34-1325948
  Terex Mining Equipment, Inc.         Delaware                  06-1503634
  CMI Terex Corporation                Oklahoma                  73-0519810

                                                                       Page No.
PART I     FINANCIAL INFORMATION
           ---------------------

 Item 1  Condensed Consolidated Financial Statements

   TEREX CORPORATION
      Condensed Consolidated Statement of Operations --
          Three months ended March 31, 2002 and 2001...........................3
      Condensed Consolidated Balance Sheet - March 31, 2002
          and December 31, 2001................................................4
      Condensed Consolidated Statement of Cash Flows --
          Three months ended March 31, 2002 and 2001...........................5
      Notes to Condensed Consolidated Financial Statements -- March 31, 2002...6

   PPM CRANES, INC.
      Condensed Consolidated Statement of Operations --
          Three months ended March 31, 2002 and 2001..........................20
      Condensed Consolidated Balance Sheet - March 31, 2002
          and December 31, 2001...............................................21
      Condensed Consolidated Statement of Cash Flows --
          Three months ended March 31, 2002 and 2001..........................22
      Notes to Condensed Consolidated Financial Statements -- March 31, 2002..23

                                                                        Page No.
PART I     FINANCIAL INFORMATION (continued)
           ---------------------------------

   Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of Operations..................25
   Item 3  Quantitative and Qualitative Disclosures About Market Risk.........31

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings..................................................32
   Item 2  Changes in Securities and Use of Proceeds..........................32
   Item 3  Defaults Upon Senior Securities....................................32
   Item 4  Submission of Matters to a Vote of Security Holders................32
   Item 5  Other Information..................................................32
   Item 6  Exhibits and Reports on Form 8-K...................................33

SIGNATURES....................................................................34

EXHIBIT INDEX.................................................................35

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                       For the Three Months
                                                         Ended March 31,
                                                    ---------------------------
                                                        2002          2001
                                                    ------------- -------------
Net sales...........................................$    582.0    $    477.4
Cost of goods sold..................................     490.7         398.8
                                                    ------------- -------------

     Gross profit...................................      91.3          78.6
Selling, general and administrative expenses........      59.8          40.6
                                                    ------------- -------------

     Income from operations.........................      31.5          38.0

Other income (expense):
     Interest income................................       0.8           2.0
     Interest expense...............................     (22.0)        (21.0)
     Other income (expense) - net...................      (1.2)         (0.8)
                                                    ------------- -------------

     Income before income taxes and
          extraordinary items.......................       9.1          18.2
Provision for income taxes..........................      (2.9)         (5.8)
                                                    ------------- -------------

     Income before extraordinary items..............       6.2          12.4
Extraordinary loss on retirement on debt............     ---            (2.3)
Cumulative effect of change in
 accounting principle...............................      10.7         ---
                                                    ------------- -------------

Net income..........................................$     16.9    $     10.1
                                                    ============= =============

Per common share:
    Basic:
      Income from operations........................$     0.16    $     0.46
      Extraordinary loss on retirement of debt......    ---            (0.09)
      Cumulative effect of change in
       accounting principle.........................      0.28        ---
                                                    ------------- -------------
        Net income..................................$     0.44    $     0.37
                                                    ============= =============

    Diluted:
      Income from operations........................$     0.16    $     0.45
      Extraordinary loss on retirement of debt......    ---            (0.08)
      Cumulative effect of change in
       accounting principle.........................      0.28        ---
                                                    ------------- -------------
        Net income..................................$     0.44    $     0.37
                                                    ============= =============

Weighted average number shares outstanding in
  per share calculation:
        Basic.......................................      38.0          26.8
        Diluted.....................................      38.7          27.4

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                         (in millions, except par value)


                                                         March 31,  December 31,
                                                            2002        2001
                                                         ---------- ------------
Assets
  Current assets
       Cash and cash equivalents........................ $    158.8  $    250.4
       Trade receivables (net of allowance
         of $8.7 at March 31, 2002
         and $8.6 at December 31, 2001).................      437.5       351.1
       Inventories......................................      743.3       704.8
       Deferred taxes...................................       24.9        23.7
       Other current assets.............................       56.6        53.0
                                                         ----------- -----------
           Total current assets.........................    1,421.1     1,383.0
  Long-term assets
       Property, plant and equipment....................      167.6       173.9
       Goodwill.........................................      712.4       620.1
       Deferred taxes...................................       81.2        75.4
       Other assets.....................................      151.8       134.6
                                                         ----------- -----------

  Total assets.......................................... $  2,534.1  $  2,387.0
                                                         =========== ===========

Liabilities and Stockholders' Equity
  Current liabilities
       Notes payable and current portion
        of long-term debt............................... $     50.3  $     34.7
       Trade accounts payable...........................      346.6       291.0
       Accrued compensation and benefits................       40.6        37.4
       Accrued warranties and product liability.........       60.8        62.7
       Other current liabilities........................      202.3       201.3
                                                         ----------- -----------
           Total current liabilities....................      700.6       627.1
  Non-current liabilities
       Long-term debt, less current portion.............    1,030.8     1,020.7
       Other............................................      154.0       143.8

  Commitments and contingencies

  Stockholders' equity
       Equity rights....................................        0.5         0.5
       Common stock, $.01 par value - authorized
         150.0 shares; issued 39.7 and 37.5
         shares at March 31, 2002 and
         December 31, 2001, respectively................        0.4         0.4
       Additional paid-in capital.......................      575.1       532.4
       Retained earnings................................      216.8       199.9
       Accumulated other comprehensive income...........     (126.3)     (120.3)
       Less cost of shares of common stock in treasury
         - 1.2 and 1.1 shares at March 31, 2002
         and December 31, 2001, respectively............      (17.8)      (17.5)
                                                         ----------- -----------
           Total stockholders' equity...................      648.7       595.4
                                                         ----------- -----------

  Total liabilities and stockholders' equity............ $  2,534.1  $  2,387.0
                                                         =========== ===========


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   ---------------------------
                                                                                        2002         2001
                                                                                   --------------- -----------
 Operating Activities
    Net income....................................................................  $     16.9     $    10.1
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
         Depreciation.............................................................         6.9           5.6
         Amortization.............................................................         1.4           4.2
         Extraordinary loss on retirement of debt.................................       ---             2.3
         Gain on sale of fixed assets.............................................       ---            (0.1)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................       (53.3)        (15.9)
           Inventories............................................................       (12.0)        (33.8)
           Trade accounts payable.................................................        34.3          18.6
           Other, net.............................................................        (8.7)        (16.6)
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................       (14.5)        (25.6)
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................       (72.5)         (7.7)
    Capital expenditures..........................................................        (5.9)         (3.6)
    Proceeds from sale of assets..................................................         0.4           0.8
                                                                                    -------------- -------------
              Net cash provided by (used in) investing activities.................       (78.0)        (10.5)
                                                                                    -------------- -------------


 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs...............       ---           287.9
    Principal borrowing (repayments) of long-term debt............................         0.7        (194.2)
    Net borrowings (repayments) under revolving line of credit agreements.........         1.6          (0.5)
    Other.........................................................................        (0.3)         (0.6)
                                                                                    -------------- -------------
              Net cash provided by financing activities...........................         2.0          92.6
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................        (1.1)         (1.6)
                                                                                    -------------- -------------


 Net Increase (Decrease) in Cash and Cash Equivalents.............................       (91.6)         54.9

 Cash and Cash Equivalents at Beginning of Period.................................       250.4         181.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $    158.8     $   236.3
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Cash and cash equivalents at March 31, 2002 and December 31, 2001 include $2.6 and $7.6, respectively, which was not immediately available for use.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 became effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard has not materially changed the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional items being reported as discontinued operations in the future.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 becomes effective for certain leasing transactions occurring after May 15, 2002 and shall be applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The Company is currently evaluating the provisions of SFAS No. 145 to determine the impact on its financial statements.

NOTE B -- ACQUISITIONS

On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"). Schaeff is a German manufacturer of compact construction equipment and a full range of scrap material handlers. Schaeff's annual revenues for 2001 were approximately $220. Total cash consideration paid for Schaeff was approximately $62, subject to adjustment. In a separate transaction, certain former shareholders of Schaeff purchased approximately 1.3 million shares of Common Stock from the Company in January 2002 for approximately $23.

On January 15, 2002, the Company completed the acquisition of Utility Equipment, Inc., which does business as Pacific Utility Equipment Co. ("Utility Equipment"). Utility Equipment, headquartered in Oregon with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 455 thousand shares of Common Stock, subject to adjustment.

On March 26, 2002, the Company acquired EPAC Holdings, Inc., which does business under the names Telelect East and Eusco ("EPAC"). EPAC, headquartered in

Tennessee with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 300 thousand shares of Common Stock and $1.3 cash, subject to adjustment.

The operating results of the acquired businesses are included in the Company's consolidated results of operations since their respective dates of acquisition.

NOTE C - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. One requirement of SFAS No. 141 is that previously recorded negative goodwill be eliminated. Accordingly, the Company recorded a cumulative effect of an accounting change of $10.7 related to the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill related to acquisitions completed after June 30, 2001, was not amortized in 2001 and, effective January 1, 2002, goodwill related to acquisitions completed prior to July 1, 2001 is no longer being amortized. Under this standard, goodwill and indefinite life intangible assets will be reviewed for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test must be performed on all reporting units by June 30, 2002. Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and is in the process of performing impairment tests on the net goodwill and other intangible assets associated with each of the reporting units, using a valuation date of January 1, 2002. It is anticipated that an impairment loss may be recorded during the second quarter of 2002; however, the Company is unable at this time to estimate the effect of this potential loss on earnings or financial position. Any required adjustment from adoption will be recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

The table below illustrates the Company's reported results after applying SFAS No. 142.

                                                         For the Three Months
                                                            Ended March 31,
                                                         --------------------
                                                            2002        2001
                                                         ---------- -----------

     Goodwill amortization............................... $ ---       $  3.2
                                                         ========== ===========
     Reported net income................................. $  16.9     $ 10.1
     Add back: Goodwill amortization, net of
      income taxes.......................................   ---          2.2
                                                          ---------- ----------
     Adjusted net income................................. $  16.9     $ 12.3
                                                          ========== ==========

     Per common share:
       Basic:
         Reported net income............................. $   0.44    $  0.37
         Add back: Goodwill amortization, net of
          income taxes...................................   ---          0.08
                                                          ---------- ----------
         Adjusted net income............................. $   0.44    $  0.45
                                                          ========== ==========

       Diluted:
         Reported net income............................. $   0.44    $  0.37
         Add back: Goodwill amortization, net of
          income taxes...................................   ---          0.08
                                                          ---------- ----------
         Adjusted net income............................. $   0.44    $  0.45
                                                          ========== ==========

An analysis of changes in the Company's goodwill by business segment is as follows:

                                      Terex       Terex         Terex
                                    Americas      Europe        Mining         Total
                                  ------------ -------------- ------------- ------------
Balance at December 31, 2001..... $   238.5     $   281.9     $    99.7     $  620.1

Acquisitions.....................      39.9          44.3         ---           84.2
Other............................     ---            13.5          (5.4)         8.1
                                  ------------ -------------- ------------- -------------

Balance at March 31, 2002........ $   278.4     $   339.7     $    94.3     $  712.4
                                  ============ ============== ============= =============

Other includes changes due to foreign exchange rates and disposal of assets.

NOTE D -- DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes. Prior years' financial statements were not restated for this change.

Under SFAS No. 133, there are two types of derivatives that the Company enters into: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

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

The Company has entered into interest rate swap agreements that effectively convert variable rate interest payments into fixed rate interest payments. At March 31, 2002, the Company had $65.0 notional amount of these interest rate swap agreements outstanding which mature in 2002. The fair market value of these swaps at March 31, 2002 was a loss of $1.3. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months ended March 31, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income
(loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that convert fixed rated interest payments into variable rate interest payments. At March 31, 2002, the Company had $429.0 notional amount of such interest rate swap agreements outstanding which mature in 2006 through 2011. The fair market value of these swaps at March 31, 2002 was a loss of $11.6 which is recorded in other non-current liabilities and is offset by a $11.6 reduction in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At March 31, 2002, the Company had $88.9 of notional amount of currency exchange forward contracts outstanding which mature in 2002. The fair market value of these swaps at March 31, 2002 was a gain of $0.2. These swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. During the three months ended March 31, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At March 31, 2002, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net liability of $12.5.

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

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

                                             Three Months Ended
                                                   March 31,
                                         ----------------------------
                                              2002            2001
                                         -------------  --------------
Balance at beginning of period (upon     $     (0.8)     $      0.9
  adoption of SFAS No. 133 for 2001)....
Additional gains (losses)...............       (0.2)           (3.0)
Amounts reclassified to earnings........        0.1           ---
                                         -------------  --------------
Balance at end of period................ $     (0.9)     $     (2.1)
                                         =============  ==============

For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE E - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, the Company announced that a number of its production facilities would reduce staffing, seven facilities would be closed and their activities consolidated into other Company facilities and that other additional non-recurring expenses would be incurred. The restructuring program is designed to maximize factory utilization and to leverage common purchasing, engineering and marketing operations in the Americas and Europe. The majority of facility consolidations occurred in 2001 and the plan is expected to be fully implemented by the end of 2002.

The Company recorded costs of $1.2 during the three months ended March 31, 2002 and $29.9 during the year ended December 31, 2001, for severance and consolidation costs related to these actions as well as other non-recurring expenses. The severance costs, totaling approximately $6, are for the elimination of approximately 725 positions in connection with the aforementioned plant consolidations and staff reductions. Other costs, totaling approximately $25, including plant consolidation costs and related asset write-offs of which approximately $21 represents non-cash charges. These costs were included in the 2001 consolidated statement of income. As of March 31, 2002, approximately $4 representing future cash costs have been accrued; cash payments are expected to be completed by the end of 2002.


NOTE F -- INVENTORIES

Inventories consist of the following:
                                                March 31,     December 31,
                                                  2002           2001
                                            --------------- --------------
Finished equipment.......................... $      224.0    $   236.4
Replacement parts...........................        219.9        195.0
Work-in-process.............................        104.2         90.5
Raw materials and supplies..................        195.2        182.9
                                             -------------- --------------

Inventories................................. $       743.3   $   704.8
                                             ============== ==============


NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                March 31,      December 31,
                                                  2002            2001
                                            --------------- ---------------
Property.................................... $       22.2   $        20.9
Plant.......................................        100.9           108.9
Equipment...................................        130.7           126.9
                                             -------------- ---------------
                                                    253.8           256.7
Less:  Accumulated depreciation.............        (86.2)          (82.8)
                                             -------------- ---------------
Net property, plant and equipment........... $      167.6   $       173.9
                                             ============== ===============


NOTE H -- EARNINGS PER SHARE

                                                                  Three Months Ended March 31,
                                                             (in millions, except per share data)
                                            -------------------------------------------------------------------------
                                                            2002                                  2001
                                            ------------------------------------   -------------------------------------
                                                          Per-Share                            Per-Share
                                               Income      Shares       Amount       Income      Shares      Amount
                                            ------------ ------------ ----------   ----------- ----------- -------------
  Basic earnings per share
     Income before extraordinary items....  $     6.2        38.0     $    0.16    $    12.4        26.8   $     0.46

  Effect of dilutive securities
     Warrants.............................      ---         ---                       ---         ---
     Stock Options........................      ---           0.6                     ---           0.5
     Equity Rights........................      ---           0.1                     ---           0.1
                                            ------------ ------------               ---------- -----------

  Income before extraordinary items
     - diluted............................  $     6.2        38.7     $    0.16    $    12.4        27.4   $     0.45
                                            ============ ============ ==========   =========== =========== =============

Options to purchase 693 thousand and 540 thousand shares of common stock were outstanding during the three months ended March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of options was greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

NOTE I -- STOCKHOLDER'S EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, deferred gains and losses resulting from derivative hedging transactions and minimum pension liability adjustments. For the three months ended March 31, 2002 and 2001, total non-shareowner changes in equity were as follows.

                                                     For the Three Months
                                                        Ended March 31,
                                                --------------------------------
                                                      2002            2001
                                                --------------- ----------------
  Net income....................................$       16.9    $         10.1
  Other comprehensive income:
       Translation adjustment...................        (5.9)            (38.2)
       Pension liability adjustment.............       ---               ---
       Derivative hedging adjustment............        (0.1)             (2.1)
                                                --------------- ----------------
  Comprehensive income..........................$       10.9    $        (30.2)
                                                =============== ================


NOTE J -- LITIGATION AND CONTINGENCIES

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

The Company's outstanding letters of credit totaled $39.1 at March 31, 2002. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

The Company has agreed to indemnify certain outside parties for losses related to a former subsidiary's worker compensation obligations. Some of the claims for which Terex is contingently obligated are also covered by bonds issued by an insurance company and/or letters of credit. The Company recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

NOTE K -- BUSINESS SEGMENT INFORMATION

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

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Dortmund, Germany and Terex Mining sales offices in Australia, South America and Africa.

Included in Eliminations/Corporate are the eliminations among the segments, as well as general and corporate items for the three months ended March 31, 2002 and 2001. Industry segment information is presented below:

                                                     Three Months Ended
                                                         March 31,
                                              ------------------------------
                                                   2002            2001
                                              -------------- ---------------
Sales
  Terex Americas............................  $     290.0    $     238.3
  Terex Europe..............................        294.1          223.9
  Terex Mining..............................         65.3           61.1
  Eliminations/Corporate....................        (67.4)         (45.9)
                                              -------------- ---------------
    Total...................................  $     582.0    $     477.4
                                              ============== ===============

Income (Loss) from Operations
  Terex Americas............................  $      13.9    $      19.1
  Terex Europe..............................         18.2           16.0
  Terex Mining..............................          1.6            3.0
  Eliminations/Corporate....................         (2.2)          (0.1)
                                              -------------- ---------------
    Total...................................  $      31.5    $      38.0
                                              ============== ===============


NOTE L -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of March 31, 2002, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc. and CMI Terex Corporation. At March 31, 2002, the 10-3/8% Notes and the 8-7/8% Notes are also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

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

PPM Cranes, Inc. consists of the operations of PPM Cranes, Inc. Its subsidiary is reported on an equity basis.

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes.

Debt and goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      69.9   $     213.7   $      5.9    $    361.3    $    (68.8)   $     582.0
   Cost of goods sold...................        68.6         183.7          5.5         302.5         (69.6)         490.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.3          30.0          0.4          58.8           0.8           91.3
   Selling, general & administrative
     expenses...........................         6.3          18.5          0.4          34.6         ---             59.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (5.0)         11.5        ---            24.2           0.8           31.5
  Interest income.......................         0.4          (0.1)       ---             0.5         ---              0.8
  Interest expense......................       (10.5)         (2.3)        (0.7)         (8.5)        ---            (22.0)
  Income (loss) from equity investees...        33.3         ---          ---           ---           (33.3)         ---
  Other income (expense) - net..........        (0.8)         (0.1)       ---            (0.3)        ---             (1.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        17.4           9.0         (0.7)         15.9         (32.5)           9.1
  Provision for income taxes............        (0.5)        ---          ---            (2.4)        ---             (2.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        16.9           9.0         (0.7)         13.5         (32.5)           6.2
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
Cumulative effect of change in
   accounting principle.................       ---           ---          ---            10.7         ---             10.7
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      16.9   $       9.0   $     (0.7)   $     24.2    $    (32.5)   $      16.9
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      48.2   $     193.2   $     12.3    $    223.7    $    ---      $     477.4
   Cost of goods sold...................        46.7         164.0         10.9         177.2         ---            398.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.5          29.2          1.4          46.5         ---             78.6
   Selling, general & administrative
     expenses...........................         5.2          10.7          2.2          22.5         ---             40.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (3.7)         18.5         (0.8)         24.0         ---             38.0
  Interest income.......................         1.5           0.1        ---             0.4         ---              2.0
  Interest expense......................        (4.2)         (2.9)        (1.6)        (12.3)        ---            (21.0)
  Gain on sale of businesses............       ---           ---          ---           ---           ---            ---
  Income (loss) from equity investees...        21.6         ---          ---            (0.1)        (21.5)         ---
  Other income (expense) - net..........         0.5          (0.2)       ---            (1.1)        ---             (0.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary
  items.................................        15.7          15.5         (2.4)         10.9         (21.5)          18.2
  Provision for income taxes............        (4.6)        ---          ---            (1.2)        ---             (5.8)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing  operations
  before extraordinary items............        11.1          15.5         (2.4)          9.7         (21.5)          12.4
Extraordinary loss on retirement of debt        (1.0)         (0.6)       ---            (0.7)        ---             (2.3)
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      10.1   $      14.9   $     (2.4)   $      9.0    $    (21.5)   $      10.1
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                          -------------- ------------- ------------- ------------- ------------- ---------------
Assets
   Current assets
     Cash and cash equivalents..........   $     79.7    $      1.8    $     0.1     $      77.2    $    ---      $     158.8
     Trade receivables..................         42.3         114.3          3.3           277.6         ---            437.5
     Intercompany receivables...........         14.7          (2.7)         1.6            35.3         (48.9)         ---
     Inventories........................         89.9         215.6         10.7           412.8          14.3          743.3
     Current deferred tax assets........         22.4           0.4        ---               2.1         ---             24.9
     Other current assets...............         11.5           2.1          0.1            42.9         ---             56.6
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        260.5         331.5         15.8           847.9         (34.6)       1,421.1
   Long-term assets
     Property, plant and equipment......          8.3          65.9          0.3            93.1         ---            167.6
     Investment in and advances to
       (from) subsidiaries..............        735.6        (224.7)        (0.1)         (363.0)       (147.8)         ---
     Goodwill...........................          2.7         255.2         10.6           443.9         ---            712.4
     Deferred taxes.....................         74.7         ---          ---               6.5         ---             81.2
     Other assets.......................         44.4          54.1          0.7            52.6         ---            151.8
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $  1,126.2    $    482.0    $    27.3     $   1,081.0   $    (182.4)   $   2,534.1
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      0.6    $      3.0    $     0.4     $      46.3   $     ---      $      50.3
     Trade accounts payable.............         32.3          69.0          2.9           242.4         ---            346.6
     Intercompany payables..............         27.4          14.1          1.8             5.6         (48.9)         ---
     Accruals and other current
       liabilities......................         79.2          49.7          5.9           168.9         ---            303.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        139.5         135.8         11.0           463.2         (48.9)         700.6
   Non-current liabilities
     Long-term debt, less current portion       296.6         189.2         62.4           482.6         ---          1,030.8
     Other..............................         41.4          17.5          0.8            94.3         ---            154.0
   Stockholders' equity (deficit).......        648.7         139.5        (46.9)           40.9        (133.5)         648.7
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $  1,126.2    $    482.0    $    27.3     $   1,081.0   $    (182.4)   $   2,534.1
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         Owned          PPM        Guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     144.2   $       3.9   $      0.1    $    102.2    $    ---      $     250.4
     Trade receivables..................        23.1          94.6          3.9         229.5         ---            351.1
     Intercompany receivables...........        14.2          18.7        ---            66.2         (99.1)         ---
     Net inventories....................        76.1         254.2         14.5         361.8          (1.8)         704.8
     Current deferred tax assets........        22.5           0.4        ---             0.8         ---             23.7
     Other current assets...............        13.2           2.7          0.1          37.0         ---             53.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       293.3         374.5         18.6         797.5        (100.9)       1,383.0
   Property, plant & equipment - net....         8.4          66.2          0.2          99.1         ---            173.9
   Investment in and advances to
     (from) subsidiaries................       647.2        (245.2)        (0.2)       (295.4)       (106.4)         ---
   Goodwill.............................         2.7         252.1         10.6         354.7         ---            620.1
   Deferred taxes.......................        74.7         ---          ---             0.7         ---             75.4
   Other assets.........................        33.4          44.6          0.7          55.9         ---            134.6
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,059.7   $     492.2   $     29.9    $  1,012.5    $   (207.3)   $   2,387.0
                                         ============= ============= ============= ============= ============= =============

Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $       0.4   $       2.6   $      0.4    $     31.3    $    ---      $      34.7
     Trade accounts payable.............        33.4          54.0          3.3         200.3         ---            291.0
     Intercompany payables..............        23.1          21.1          2.2          52.7         (99.1)         ---
     Accruals and other current
       liabilities......................        70.3          87.6          7.0         136.5         ---            301.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       127.2         165.3         12.9         420.8         (99.1)         627.1
   Non current liabilities
      Long-term debt less current portion      298.6         185.8         62.4         473.9         ---          1,020.7
      Other.............................        38.5          10.6          0.8          93.9         ---            143.8
   Stockholders' equity (deficit).......       595.4         130.5        (46.2)         23.9        (108.2)         595.4
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,059.7   $     492.2   $     29.9    $  1,012.5    $   (207.3)   $   2,387.0
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ----------------------------
Net cash provided by (used in)
   operating activities.................   $    (57.2)    $    (0.4)   $   ---        $    43.1      $  ---       $    (14.5)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................         (7.3)        ---          ---            (65.2)        ---            (72.5)
   Capital expenditures.................        ---            (1.9)       ---             (4.0)        ---             (5.9)
   Proceeds from sale of assets.........        ---             0.2        ---              0.2         ---              0.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (7.3)         (1.7)       ---            (69.0)        ---            (78.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Principal borrowings (repayments) of
      long-term debt....................        ---           ---          ---              0.7         ---              0.7
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---          ---              1.6         ---              1.6
   Other................................        ---           ---          ---             (0.3)        ---             (0.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
        financing activities............        ---           ---          ---              2.0         ---              2.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (1.1)        ---             (1.1)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        (64.5)         (2.1)       ---            (25.0)        ---            (91.6)
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1          102.2         ---            250.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $     79.7    $      1.8    $     0.1     $     77.2    $    ---      $     158.8
                                           ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor    Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------- ------------- ---------------
Net cash provided by (used in)
   operating activities.................   $    (28.3)   $    (20.1)    $   0.1      $     22.7     $    ---      $    (25.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................         (2.6)        ---          ---             (5.1)         ---            (7.7)
   Capital expenditures.................         (0.8)         (1.2)       ---             (1.6)         ---            (3.6)
   Proceeds from sale of excess assets..        ---           ---          ---              0.8          ---             0.8
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............         (3.4)         (1.2)       ---             (5.9)         ---           (10.5)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        123.8          74.9        ---             89.2          ---           287.9
   Principal repayments of long-term debt       (38.5)        (53.4)       ---           (102.3)         ---          (194.2)
   Net repayments under revolving line
     of credit agreements...............        ---           ---          ---             (0.5)         ---            (0.5)
   Other................................         (0.2)        ---          ---             (0.4)         ---            (0.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         85.1          21.5        ---            (14.0)         ---            92.6
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (1.6)         ---           (1.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         53.4           0.2          0.1            1.2          ---           54.9
Cash and cash equivalents, beginning of
   period...............................        108.7           0.3          0.1           72.3          ---           181.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    162.1    $      0.5    $     0.2     $     73.5    $     ---      $    236.3
                                           ============= ============= ============= ============= ============= =============

NOTE L - SUBSEQUENT EVENT

On April 23, 2002, the Company issued 5.3 million shares of its Common Stock in a public offering with net proceeds to the Company of $113.3.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                  (in millions)


                                                      For the Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2002          2001
                                                     ------------- -------------

Net sales............................................$      5.9    $     12.3
Cost of goods sold...................................       5.5          10.9
                                                     ------------- -------------

     Gross profit....................................       0.4           1.4

Selling, general and administrative expenses.........       0.4           2.2
                                                     ------------- -------------

     Income (loss) from operations...................     ---            (0.8)

Other income (expense):
     Interest expense................................      (0.7)         (1.6)
     Amortization of debt issuance costs.............     ---           ---
                                                     ------------- -------------

Loss before income taxes.............................      (0.7)         (2.4)
Provision for income taxes...........................     ---           ---
                                                     ------------- -------------

Net loss.............................................$     (0.7)   $     (2.4)
                                                     ============= =============



   The accompanying notes are an integral part of these financial statements.



                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                       (in millions, except share amounts)

                                                                           March 31,       December 31,
                                                                             2002              2001
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.1    $         0.1
   Trade accounts receivables (net of allowance of $0.6 at March 31,
     2002 and $0.7 at December 31, 2001)...............................            3.3              3.9
   Inventories.........................................................           10.7             14.5
   Due from affiliates.................................................            1.6              0.7
   Due from Terex Corporation..........................................          ---              ---
   Other current assets ...............................................            0.1              0.1
                                                                         ---------------- -----------------
     Total current assets..............................................           15.8             19.3
Long-term assets:
   Property, plant and equipment.......................................            0.3              0.3
   Goodwill............................................................           10.6             10.6
   Other assets........................................................            0.7              0.7
                                                                         ---------------- -----------------

Total assets...........................................................  $        27.4    $        30.9
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $         2.9    $         3.3
   Accrued warranties and product liability............................            4.1              4.8
   Accrued expenses....................................................            1.8              2.4
   Due to affiliates...................................................            1.5              2.2
   Due to Terex Corporation............................................            0.4              0.9
   Current portion of long-term debt...................................            0.4              0.4
                                                                         ---------------- -----------------
     Total current liabilities.........................................           11.1             14.0

Non-current liabilities:
   Long-term debt, less current portion................................           62.4             62.4
   Other...............................................................            0.8              0.7

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (46.9)           (46.2)
   Accumulated other comprehensive income..............................          ---              ---
                                                                         ---------------- -----------------
      Total shareholders' deficit......................................          (46.9)           (46.2)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        27.4    $        30.9
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


                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                 --------------------------
                                                                                     2002         2001
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (0.7)   $     (2.4)
   Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation and amortization............................................      ---             0.4
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................        0.6           1.4
         Inventories............................................................        3.8          (1.2)
         Trade accounts payable.................................................       (0.4)         (0.4)
         Net amounts due to affiliates..........................................       (2.0)          2.7
         Other, net.............................................................       (1.3)         (0.4)
                                                                                 ------------- ---------------
           Net cash provided by operating activities............................      ---             0.1

INVESTING ACTIVITIES
     Net cash used in investing activities......................................      ---           ---

FINANCING ACTIVITIES
     Net cash used in financing activities......................................      ---           ---

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---           ---
                                                                                 ------------- ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.........................................      ---             0.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.1           0.1
                                                                                 ------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.1     $     0.2
                                                                                 ============= ===============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (unaudited)
              (dollar amounts in millions, unless otherwise noted)


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

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, PPM Far East Pte. Ltd. All material intercompany transactions and profits have been eliminated.

NOTE 2 - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method.

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, effective January 1, 2002, goodwill is no longer being amortized. Under this standard, goodwill and indefinite life intangible assets will be reviewed for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test must be performed by June 30, 2002. Under the transitional provisions of SFAS No. 142, the Company is in the process of performing impairment tests on the net goodwill and other intangible assets, using a valuation date of January 1, 2002. It is anticipated that an impairment loss may be recorded during the second quarter of 2002; however, the Company is unable at this time to estimate the effect of this potential loss on earnings or financial position. Any required adjustment from adoption will be recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

During the three months ended March 31, 2001, the Company recorded goodwill amortization expense of $0.3. The Company's net loss for the three months ended March 31, 2001 excluding amortization of goodwill was $2.1.

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

PPM recorded costs of $2.7 during 2001 for severance and closing costs related to these actions as well as other non-recurring expenses. The severance costs, totaling $0.5, were for the elimination of approximately 42 positions in connection with the plant closure. Other costs, totaling $2.2, include asset write-offs and plant closing costs of which approximately $1.4 represents non-cash charges. As of March 31, 2002, all of these costs have been accrued; cash payments took place primarily in the fourth quarter of 2001 and were completed during the first quarter of 2002.

NOTE 4 -- INVENTORIES

Inventories consist of the following:

                                                March 31,       December 31,
                                                  2002             2001
                                           ----------------- ----------------
Finished equipment........................ $         2.3      $       4.5
Replacement parts.........................           5.5              5.9
Work in process...........................           0.6              1.2
Raw materials and supplies................           2.3              2.9
                                           ----------------- -----------------
Inventories............................... $        10.7      $      14.5
                                           ================= =================

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:
                                               March 31,       December 31,
                                                 2002              2001
                                           ----------------- ----------------
Property, plant and equipment.............  $         0.8    $         0.8
Less:  Accumulated depreciation...........           (0.5)            (0.5)
                                           ----------------- ----------------
Net property, plant and equipment.........  $         0.3    $         0.3
                                           ================= ================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is involved in product liability and other lawsuits incident to the operation of its business. Insurance with third parties is maintained for certain of these items. It is management's opinion that none of these lawsuits will have a material adverse effect on the Company's financial position.

On March 29, 2001, Terex Corporation sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On March 31, 1998 and March 9, 1999, Terex Corporation issued and sold $150.0 and $100.0 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The 10-3/8% Notes and the 8-7/8% Notes are each jointly and severally guaranteed by certain domestic subsidiaries of Terex Corporation, including PPM.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 and 2001, the Company had transactions with various unconsolidated affiliates as follows:

                                                     Three Months Ended
                                                         March 31,
                                              ----------------------------------
                                                   2002              2001
                                              ---------------  -----------------
   Product sales and service revenues         $       ---       $      ---
   Management fee expense                     $       ---       $        0.3
   Interest expense                           $         0.8     $        1.4

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. During 2001, the Company began operating primarily in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. All prior periods have been restated to reflect results based on the three current business segments.

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. The 2001 results for Terex Americas include the operations of Jaques International and its affiliates (collectively the "Jaques Group") since January 24, 2001, its date of acquisition. The 2001 results do not include the operations of CMI Corporation (now CMI Terex Corporation) and its affiliates ("CMI"), since they were acquired on October 1, 2001. The 2002 results for Terex Americas include the operations of Utility Equipment, Inc., which does business as Pacific Utility Equipment Co. ("Utility Equipment"), since January 15, 2002, its date of acquisition. The 2002 results for Terex Americas include the operations of the Schaeff Group of Companies ("Schaeff") since January 14, 2002, its date of acquisition, with the exception of those operations of Schaeff included in the results for Terex Europe.

Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. The 2002 results for Terex Europe include the operations of Terex Atlas GmbH ("Atlas") since December 28, 2001, its date of acquisition. The 2002 results for Terex Europe also include the operations of Schaeff since January 14, 2002, its date of acquisition, with the exception of those operations of Schaeff included in the results for Terex Americas.

Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Germany and Terex Mining sales offices in Australia, South America and Africa.

Included in Eliminations/Corporate are the eliminations among the segments, as well as general and corporate items for the three months ended March 31, 2002 and 2001.

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended March 31, 2002 and 2001.

                                                        Three Months Ended
                                                              March 31,
                                                     ---------------------------   Increase
                                                         2002          2001       (Decrease)
                                                     ------------- ------------- --------------
NET SALES
   Terex Americas....................................$    290.0    $    238.3    $      51.7
   Terex Europe......................................     294.1         223.9           70.2
   Terex Mining......................................      65.3          61.1            4.2
   Eliminations/Corporate............................     (67.4)        (45.9)         (21.5)
                                                     ------------- ------------- --------------
     Total...........................................$    582.0    $    477.4    $     104.6
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Americas....................................$     39.6    $     35.4    $       4.2
   Terex Europe......................................      44.3          31.7           12.6
   Terex Mining......................................       8.1          11.7           (3.6)
   Eliminations/Corporate............................      (0.7)         (0.2)          (0.5)
                                                     ------------- ------------- --------------
     Total...........................................$     91.3    $     78.6    $      12.7
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas....................................$     25.7    $     16.3    $       9.4
   Terex Europe......................................      26.1          15.7           10.4
   Terex Mining......................................       6.5           8.7           (2.2)
   Eliminations/Corporate............................       1.5          (0.1)           1.6
                                                     ------------- ------------- --------------
     Total...........................................$     59.8    $     40.6    $      19.2
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Americas....................................$     13.9    $     19.1    $      (5.2)
   Terex Europe......................................      18.2          16.0            2.2
   Terex Mining......................................       1.6           3.0           (1.4)
   Eliminations/Corporate............................      (2.2)         (0.1)          (2.1)
                                                     ------------- ------------- --------------
     Total...........................................$     31.5    $     38.0    $      (6.5)
                                                     ============= ============= ==============

     Net Sales

Sales increased $104.6 million, or approximately 22%, to $582.0 million for the three months ended March 31, 2002 from $477.4 million for the comparable 2001 period. The primary reason for the increase in sales was the impact of businesses acquired since the first quarter of 2001. Excluding the impact of the acquisitions, net sales decreased approximately 4% during the three months ended March 31, 2002 from the comparable 2001 period.

Terex Americas sales were $290.0 million for the three months ended March 31, 2002, an increase of $51.7 million or approximately 22% from $238.3 million for the three months ended March 31, 2001. Excluding the impact of acquisitions, sales decreased approximately $10 million, due primarily to the decline in the mobile hydraulic crane and the Cedarapids businesses. Backlog was $115.1 million at March 31, 2002 compared to $102.5 million at March 31, 2001. The increase in backlog is primarily due to the impact of the businesses acquired since March 31, 2001, offset partially by the decline in the mobile hydraulic crane, the Cedarapids and the light construction businesses. The sales mix was approximately 16% parts for the three months ended March 31, 2002 and 2001.

Terex Europe's sales were $294.1 million for the three months ended March 31, 2002, an increase of $70.2 million or approximately 31% from $223.9 million for the three months ended March 31, 2001. Excluding the impact of the companies acquired since March 31, 2001, net sales in the first quarter of 2001 were up approximately 4% from the first quarter of 2001, reflecting the strong performance at the Benford and Powerscreen group businesses and improvements within the lifting businesses. Terex Europe's backlog was $182.4 million at March 31, 2002 and $89.9 million at March 31, 2001. The increase in backlog is due primarily to the businesses acquired as well as the backlog at the Powerscreen business, which at March 31, 2002 was more than double that of the prior year. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 12% parts for the three months ended March 31, 2002 and 2001.

Terex Mining's sales were $65.3 million for the three months ended March 31, 2002, an increase of $4.2 million or approximately 7% from the same period in the prior year. Both the surface mining truck and the hydraulic shovel businesses increased in sales. Terex Mining's backlog was $43.5 million at March 31, 2002 and $19.2 million at March 31, 2001. The increase in backlog was due primarily to an increase in orders for large hydraulic mining shovels. The sales mix was approximately 44% parts for the three months ended March 31, 2002 as compared to 40% for the comparable 2001 period.

Net sales for Eliminations/Corporate in the three months ended March 31, 2002 primarily consists of the elimination of sales among the three segments. The primary reason for the increase in the first quarter of 2002 from the first quarter of 2001 is the increase in sales of crushing and screening products and loader backhoes from Terex Europe to Terex Americas.

     Gross Profit

Gross profit for the three months ended March 31, 2002 increased approximately 16%, or $12.7 million, to $91.3 million from $78.6 million in the comparable 2001 period. The increase in gross profit is primarily due to the impact of businesses acquired since the first quarter of 2001. Gross profit as a percentage of sales decreased to 15.7% in the three months ended March 31, 2002 as compared to 16.5% in the prior year period.

Terex Americas' gross profit increased approximately 12%, or $4.2 million, to $39.6 million for the three months ended March 31, 2002, compared to $35.4 million for the three months ended March 31, 2001. The increase in gross profit is due primarily to the impact of businesses acquired, offset partially by a decline in sales in the Cedarapids and the mobile hydraulic crane businesses. The gross margin percentage decreased to 13.7% in the three months ended March 31, 2002 as compared to 14.9% in 2001. Excluding the impact of acquisitions, gross margin percentage decreased to 12.0% in the three months ended March 31, 2002 from 14.9% for the comparable 2001 period. Impacting gross margins were the $1.2 million in restructuring costs related to the consolidation of the Company's hot mix asphalt plant businesses and double digit revenue declines in the mobile hydraulic crane and Cedarapids businesses.

Terex Europe's gross profit increased $12.6 million, or approximately 40%, to $44.3 million for the three months ended March 31, 2002, compared to $31.7 million for the three months ended March 31, 2001. The increase in gross profit was a result primarily of the inclusion of businesses acquired. Gross profit as a percentage of sales increased to 15.1% in 2002 from 14.2% in 2001. Excluding the impact of acquisitions, gross profit increased to $32.7 million or 14.5% of net sales in the three months ended March 31, 2002, reflecting improvements within the lifting business.

Terex Mining's gross profit decreased $3.6 million, or approximately 31%, to $8.1 million for the three months ended March 31, 2002, compared to $11.7 million for the three months ended March 31, 2001. The decrease in gross profit was a result primarily of product mix within the hydraulic shovel business, as well as the reclassification in 2002 of certain service expenses to cost of sales from selling, general and administrative expenses. Gross profit as a percentage of sales decreased to 12.4% from 19.1% in 2001.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $59.8 million, or 10.3% of sales, for the three months ended March 31, 2002 from $40.6 million, or 8.5% of sales, for the three months ended March 31, 2001, principally due to the impact of businesses acquired. Excluding the impact of the businesses acquired since March 31, 2001, selling, general and administrative expenses in the three months ended March 31, 2002 were 8.5% of sales, the same as in the comparable 2001 period, reflecting management's continued focus on cost control.

Terex Americas' selling, general and administrative expenses increased to $25.7 million, or 8.9% of sales, for the three months ended March 31, 2002, from $16.3 million, or 6.8% of sales, for the comparable period in 2001, principally due to the impact of businesses acquired. Excluding the impact of the acquisitions, selling, general and administrative expenses in the three months ended March 31, 2002 decreased to $15.5 million as compared to $16.3 million for the comparable period in 2001, or 6.7% and 6.8% as a percentage of sales, respectively.

Terex Europe's selling, general and administrative expenses increased to $26.1 million, or 8.9% of sales, for the three months ended March 31, 2002 from $15.7 million, or 7.0% of sales, for the three months ended March 31, 2001. This increase in selling, general and administrative expenses was principally due to the impact of businesses acquired. Excluding the impact of the businesses acquired, selling, general and administrative expenses in the three months ended March 31, 2002 decreased to $15.0 million or 6.7% of sales.

Terex Mining's selling, general and administrative expenses decreased to $6.5 million for the three months ended March 31, 2002 as compared to $8.7 million for the three months ended March 31, 2001. As a percentage of sales, selling, general and administrative expenses decreased to 10.0% in the three months ended March 31, 2002 as compared to 14.2% in the prior year's period. The primary reason for the decline was the reclassification of certain service expenses to cost of sales in 2002.

     Income from Operations

On a consolidated basis, the Company had income from operations of $31.5 million, or 5.4% of sales, for the three months ended March 31, 2002, compared to income from operations of $38.0 million, or 8.0% of sales, for the three months ended March 31, 2001. The primary reason for the decline in income from operations was the double digit revenue declines in the North American mobile hydraulic crane and Cedarapids businesses, a shift in product mix and a competitive pricing environment in some end markets.

Terex Americas' income from operations decreased by $5.2 million to $13.9 million, or 4.8% of sales, for the three months ended March 31, 2002 from $19.1 million, or 8.0% of sales, for the three months ended March 31, 2001. The decrease in income from operations and operating margins is primarily due to the decline in sales in the mobile hydraulic crane and Cedarapids businesses, as well as a $1.2 million restructuring charge related to the consolidation of the Company's hot mix asphalt plant businesses. Excluding the impact of the businesses acquired in late 2001 and early 2002 and the restructuring charge, operating margin was 6.8% for the three months ended March 31, 2002, as compared to 8.0% in the prior year period.

Terex Europe's income from operations of $18.2 million for the three months ended March 31, 2002 was an increase of $2.2 million from income of $16.0 million for the three months ended March 31, 2001. The increase was primarily due to the impact of the businesses acquired since March 31 2001, as well as improvements in the lifting business. Income from operations as a percentage of sales decreased to 6.2% for the three months ended March 31, 2002 from 7.1% for the comparable 2001 period. Excluding the impact of the business acquired since March 31, 2001, operating margin was 7.8% for the three months ended March 31, 2002, as compared to 7.1% in the prior year period.

Terex Mining's income from operations decreased to $1.6 million for the three months ended March 31, 2002, as compared to $3.0 million for the three months ended March 31, 2001. As a percentage of sales, operating income was 2.5% in the three months ended March 31, 2002 as compared to 4.9% in the comparable 2001 period. The primary reason for the decrease in income from operations and operating margins was a result of product mix within the hydraulic shovel business.

     Net Interest Expense

During the three months ended March 31, 2002, the Company's net interest expense increased $2.2 million to $21.2 million from $19.0 million for the comparable 2001 period. This increase was primarily due to higher average debt balances that more than offset the effects of lower interest rates in the three months ended March 31, 2002 versus the comparable period in 2001.

     Extraordinary Item

During the three months ended March 31, 2001, the Company recorded a charge of $2.3 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

     Cumulative Effect of Change in Accounting Principal

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company recorded a cumulative effect of change in accounting principle of $10.7 million in the three months ended March 31, 2002. This gain represents the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $14.5 million was used in operating activities during the three months ended March 31, 2002. Approximately $37 million was used for working capital. Net cash used in investing activities was $78.0 million during the three months ended March 31, 2002 and primarily represents the acquisitions of Schaeff, Utility Equipment and EPAC Holdings, Inc. ("EPAC") and capital expenditures. Net cash provided by financing activities was $2.0 million during the three months ended March 31, 2002, which primarily represents net borrowings under the Company's revolving line of credit. Cash and cash equivalents totaled $158.8 million at March 31, 2002. In addition, the Company had approximately $246 million available for borrowing under its revolving credit facilities at March 31, 2002. Therefore, total liquidity available to the Company at March 31, 2002 was approximately $405 million.

Including the January 2002 acquisitions of Schaeff and Utility Equipment, the March 2002 acquisition of EPAC and the 2001 acquisitions of the Jaques Group, CMI and Atlas, since the beginning of 1995 Terex has invested approximately $1.4 billion to strengthen and expand its core businesses through more than 25 strategic acquisitions. Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. The Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's core operations and offer cost reduction opportunities, distribution and purchasing synergies and product diversification.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including strategic dispositions of business units, or any combination thereof. On April 23, 2002, the Company issued approximately 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million. During 2001, the Company successfully executed three capital market transactions raising $500 million in senior subordinated notes, expanding its revolving credit facilities to $300 million and raising $96 million from the issuance of common stock. Additionally, in October 2001, January 2002 and March 2002, the Company issued approximately 3.6 million shares, 0.5 million shares and 0.3 million shares of its common stock in connection with the acquisition of CMI, Utility Equipment and EPAC, respectively, as a means of acquiring businesses. The Company also sold approximately 1.3 million shares of its common stock to certain former shareholders of Schaeff in January 2002.

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

The Company's main sources of funding are cash generated from operations and access to the Company's bank credit facilities, as well as the Company's ability to access the capital markets. Additionally, the Company sells insured customer accounts receivable to third party institutions to accelerate the collection of cash.

Cash generated from operations is directly tied to the Company's sales. A decrease in sales will have a negative impact on the Company's ability to derive liquidity from its operations. Sales are subject to decline for a number of reasons, including economic conditions, weather, competition and foreign currency fluctuations. A significant portion of sales are financed by third party finance companies in reliance on the credit worthiness of the Company's customers and the estimated residual value of its equipment. Deterioration in the credit quality of the Company's customers or the estimated residual value of its equipment could negatively impact the ability of such customers to obtain the resources needed to make purchases from the Company and could have a material adverse impact on results of operations or financial condition of the Company.

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

The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage.

CONTINGENCIES AND UNCERTAINTIES

Euro

In 1999, 12 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Since 1999 the Euro has traded on currency exchanges and could be used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins were issued, and legacy currencies began to be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion previously assessed the systems and business issues raised by the Euro currency conversion. These issues included, among others, (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, since the Euro currency was issued in 2002. To date, the Euro conversion has not had a material adverse impact on the Company's financial condition or results of operations.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at fixed interest rates from 8-7/8% to 10-3/8%. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $350 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and its 10-3/8% Senior Subordinated Notes. The floating rates are based on a spread of 2.91% to 4.94% over LIBOR. At March 31, 2002, the floating rates ranged between 4.98% and 7.28%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 becomes effective for certain leasing transactions occurring after May 15, 2002 and shall be applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The Company is currently evaluating the provisions of SFAS No. 145 to determine the impact on its financial statements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2002, the Company had foreign currency contracts with a notional value of $88.9 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $0.2 million at March 31, 2002.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At March 31, 2002, the Company had approximately $65 million of interest rate swaps fixing interest rates between 9.23% and 9.32%. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $1.3 million at March 31, 2002.

At March 31, 2002, the Company had approximately $429 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.98% and 7.28% at March 31, 2002. The fair market value of these arrangements, which represent the cost to settle these contracts, was a liability of approximately $12 million.

At March 31, 2002, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at March 31, 2002 would have increased interest expense by approximately $1 million in the three months ended March 31, 2002.

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

Item 2.       Changes in Securities and Use of Proceeds

On January 15, 2002, the Company issued 455,166 shares of its common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued to the sole stockholder of Utility Equipment in connection with the acquisition of all of the outstanding capital stock of such company by a subsidiary of the Company.

On March 26, 2002, the Company issued 292,374 shares of its common stock that were not registered under the Securities Act. These shares were issued to the two stockholders of EPAC in connection with the merger of such company into a subsidiary of the Company.

Each of these issuances was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as neither such issuance involved a "public offering" pursuant to the Securities Act, given the limited number and scope of persons to whom the securities were issued.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.       Other Information

On April 23, 2002, the Company issued 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million.

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

              (b) Reports on Form 8-K.

               -    During the quarter ended March 31, 2002, the Company
                      filed the following Current Report on Form 8-K:

                    - A report on Form 8-K dated December 28, 2001 was filed on January 15, 2002 announcing the completion of the Company's acquisition of Atlas Weyhausen GmbH and The Schaeff Group of Companies and the sale of 1,346,582 shares of the Company's common stock to the former owners of The Schaeff Group of Companies.

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


                                             TEREX CORPORATION
                                             -----------------
                                                (Registrant)


Date:  May 14, 2002                      /s/ Joseph F. Apuzzo
                                            Joseph F. Apuzzo
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date:  May 14, 2002                      /s/ Mark T. Cohen
                                            Mark T. Cohen
                                            Controller
                                            (Principal Accounting Officer)

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

10.32 Underwriting Agreement, dated as of April 18, 2002 between Terex Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 18, 2002 and filed with the Commission on April 18, 2002).

10.33 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
         10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.34 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.35 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.36 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers. *

12       Calculation of Ratio of Earnings to Fixed Charges. *

o        Exhibit filed with this document.