Form 10-Q
period 2002-06-30
TEREX CORP
filed 2002-08-09
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

Number of outstanding shares of common stock: 44.1 million as of August 6, 2002.


The Exhibit Index begins on page 42.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes") and $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The following subsidiaries, with the exception of PPM Cranes, Inc., are also guarantors of the Company's $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note L to the Company's June 30, 2002 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

                                                                        Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

         TEREX CORPORATION
            Condensed Consolidated Statement of Operations --
                Three months and six months ended June 30, 2002 and 2001.......3
            Condensed Consolidated Balance Sheet - June 30, 2002
                    and December 31, 2001......................................4
            Condensed Consolidated Statement of Cash Flows --
                Six months ended June 30, 2002 and 2001........................5
            Notes to Condensed Consolidated Financial Statements
                    -- June 30, 2002...........................................6

         PPM CRANES, INC.
            Condensed Consolidated Statement of Operations --
                Three months and six months ended June 30, 2002 and 2001......22
            Condensed Consolidated Balance Sheet - June 30, 2002
                    and December 31, 2001.....................................23
            Condensed Consolidated Statement of Cash Flows --
                Six months ended June 30, 2002 and 2001.......................24
            Notes to Condensed Consolidated Financial Statements
                    -- June 30, 2002..........................................25

                                                                       Page No.
PART I     FINANCIAL INFORMATION (continued)

   Item 2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................27
   Item 3  Quantitative and Qualitative Disclosures About Market Risk.........37

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings..................................................38
   Item 2  Changes in Securities and Use of Proceeds..........................38
   Item 3  Defaults Upon Senior Securities....................................38
   Item 4  Submission of Matters to a Vote of Security Holders................38
   Item 5  Other Information..................................................39
   Item 6  Exhibits and Reports on Form 8-K...................................40

SIGNATURES....................................................................41

EXHIBIT INDEX.................................................................42



                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                 For the Three Months         For the Six Months
                                                                    Ended June 30,              Ended June 30,
                                                              --------------------------- ---------------------------
                                                                  2002          2001          2002          2001
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    690.2    $    439.3    $  1,272.2    $    916.7
Cost of goods sold............................................     578.3         359.1       1,069.0         757.9
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................     111.9          80.2         203.2         158.8
Selling, general and administrative expenses..................      73.3          41.0         133.1          81.6
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................      38.6          39.2          70.1          77.2

Other income (expense):
     Interest income..........................................       2.1           1.8           2.9           3.8
     Interest expense.........................................     (22.6)        (23.2)        (44.6)        (44.2)
     Other income (expense) - net.............................     (10.4)         (0.1)        (11.6)         (0.9)
                                                              ------------- ------------- ------------- -------------

     Income before income taxes and extraordinary items.......       7.7          17.7          16.8          35.9
Provision for income taxes....................................      (2.5)         (5.7)         (5.4)        (11.5)
                                                              ------------- ------------- ------------- -------------

     Income before extraordinary items........................       5.2          12.0          11.4          24.4
Extraordinary loss on retirement on debt......................     ---           ---           ---            (2.3)

Cumulative effect of change in accounting principle...........     ---           ---          (113.4)        ---
                                                              ------------- ------------- ------------- -------------

Net income (loss).............................................$      5.2    $     12.0    $   (102.0)   $     22.1
                                                              ============= ============= ============= =============

Per common share:
    Basic:
      Income before extraordinary items.......................$     0.12    $     0.45    $      0.28   $      0.91
      Extraordinary loss on retirement of debt................    ---           ---            ---            (0.09)
      Cumulative effect of change in accounting principle.....    ---           ---             (2.80)       ---
                                                              ------------- ------------- ------------- -------------

        Net income (loss).....................................$     0.12    $     0.45    $     (2.52)  $      0.82
                                                              ============= ============= ============= =============

    Diluted:
      Income before extraordinary items.......................$     0.12    $     0.43    $      0.28   $      0.88
      Extraordinary loss on retirement of debt................    ---           ---            ---            (0.08)
      Cumulative effect of change in accounting principle.....    ---           ---             (2.76)       ---
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$     0.12    $     0.43    $     (2.48)  $      0.80
                                                              ============= ============= ============= =============


Weighted average number of shares outstanding in per share calculation:
        Basic.................................................      42.7          26.9          40.4          26.8
        Diluted...............................................      43.6          27.8          41.2          27.6

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)


                                                                                               June 30,
                                                                                                 2002          December 31,
                                                                                             (unaudited)           2001
                                                                                           ----------------- -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................   $       280.9     $       250.4
         Trade receivables (net of allowance of $9.4 at June 30, 2002
           and $8.6 at December 31, 2001).................................................           493.0             351.1
         Inventories......................................................................           780.6             704.8
         Deferred taxes...................................................................            25.3              23.7
         Other current assets.............................................................            75.9              53.0
                                                                                             ----------------- -----------------
             Total current assets.........................................................         1,655.7           1,383.0
    Long-term assets
         Property, plant and equipment....................................................           179.2             173.9
         Goodwill.........................................................................           596.4             620.1
         Deferred taxes...................................................................            90.7              75.4
         Other assets.....................................................................           149.8             134.6
                                                                                             ----------------- -----------------

    Total assets..........................................................................   $     2,671.8     $     2,387.0
                                                                                             ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt..............................   $        65.8     $        34.7
         Trade accounts payable...........................................................           412.1             291.0
         Accrued compensation and benefits................................................            46.9              37.4
         Accrued warranties and product liability.........................................            62.6              62.7
         Other current liabilities........................................................           184.0             201.3
                                                                                             ----------------- -----------------
             Total current liabilities....................................................           771.4             627.1
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,032.1           1,020.7
         Other............................................................................           155.5             143.8

    Commitments and contingencies

    Stockholders' equity
         Equity rights....................................................................           ---                 0.5
         Common stock, $.01 par value - authorized 150.0 shares; issued 45.3 and 37.5
           shares at June 30, 2002 and December 31, 2001, respectively....................             0.5               0.4
         Additional paid-in capital.......................................................           691.5             532.4
         Retained earnings................................................................            97.9             199.9
         Accumulated other comprehensive income...........................................           (59.3)           (120.3)
         Less cost of shares of common stock in treasury - 1.2 and 1.1 shares at June 30,
           2002 and December 31, 2001, respectively.......................................           (17.8)            (17.5)
                                                                                             ----------------- -----------------
             Total stockholders' equity...................................................           712.8             595.4
                                                                                             ----------------- -----------------

    Total liabilities and stockholders' equity............................................   $     2,671.8     $     2,387.0
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

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   ---------------------------
                                                                                        2002         2001
                                                                                   -------------- -----------
 Operating Activities
    Net income (loss).............................................................  $   (102.0)    $    22.1
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
         Depreciation.............................................................        15.7          11.0
         Amortization.............................................................         2.8           8.4
         Impairment charges and asset write downs.................................       140.8         ---
         Restructuring charges....................................................         3.5         ---
         Gain on foreign exchange currency futures................................        (3.8)        ---
         Extraordinary loss on retirement of debt.................................       ---             2.3
         Gain on sale of fixed assets.............................................       ---            (0.7)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................       (90.0)        (25.3)
           Inventories............................................................       (14.2)        (69.9)
           Trade accounts payable.................................................        79.9           4.5
           Other, net.............................................................       (24.1)        (42.1)
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................         8.6         (89.7)
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................       (89.5)         (7.7)
    Capital expenditures..........................................................       (10.1)         (7.3)
    Proceeds from sale of assets..................................................         2.6           3.4
                                                                                    -------------- -------------
              Net cash used in investing activities...............................       (97.0)        (11.6)
                                                                                    -------------- -------------


 Financing Activities
    Issuance of common stock......................................................       113.3         ---
    Proceeds from issuance of long-term debt, net of issuance costs...............       ---           287.9
    Principal borrowing (repayments) of long-term debt............................         0.7        (194.2)
    Net borrowings (repayments) under revolving line of credit agreements.........         0.2          27.8
    Other.........................................................................        (0.4)         (0.8)
                                                                                    -------------- -------------
              Net cash provided by financing activities...........................       113.8         120.7
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         5.1          (2.3)
                                                                                    -------------- -------------


 Net Increase in Cash and Cash Equivalents........................................        30.5          17.1

 Cash and Cash Equivalents at Beginning of Period.................................       250.4         181.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $    280.9     $   198.5
                                                                                    ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Cash and cash equivalents at June 30, 2002 and December 31, 2001 include $1.9 and $7.6, respectively, which was not immediately available for use.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 became effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard has not materially changed the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional items being reported as discontinued operations in the future. Refer to Note E - "Restructuring and Other Charges" for information on the recognition of impairment losses in 2002.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 becomes effective for certain leasing transactions occurring after May 15, 2002 and shall be applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The Company is currently evaluating the provisions of SFAS No. 145 to determine its impact on the Company's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146 a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under current accounting principles, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. The Company is currently evaluating the provisions of SFAS No. 146 to determine its impact on the Company's financial statements.

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

On March 26, 2002, the Company acquired EPAC Holdings, Inc., which does business under the names Telelect East and Eusco ("EPAC"). EPAC, headquartered in Tennessee with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 300 thousand shares of Common Stock and $1.1 cash.

On April 11, 2002, the Company acquired certain assets and liabilities of Advance Mixer, Inc. ("Advance Mixer") in the bankruptcy proceedings of Advance Mixer for $12.5 cash. Advance Mixer manufactures and markets cement mixer trucks at its facilities in Fort Wayne, Indiana.

On May 17, 2002, the Company announced that it had entered into an agreement to acquire Demag Mobile Cranes GmbH & Co. KG ("Demag") for approximately 160 million Euros. Demag, headquartered in Zweibrucken, Germany, manufactures and distributes telescopic and lattice boom cranes, and had 2001 revenues of approximately $360. The transaction is subject to customary closing conditions, including regulatory approval, and is anticipated to close in the third quarter of 2002.

See Note M - - " Subsequent Events" for information on the Company's announcement to acquire Genie Holdings, Inc.

The operating results of the acquired businesses are included in the Company's consolidated results of operations since their respective dates of acquisition.

NOTE C - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations be accounted for using the purchase method. One requirement of SFAS No. 141 is that previously recorded negative goodwill be eliminated. Accordingly, the Company recorded a cumulative effect of an accounting change of $10.7 related to the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill related to acquisitions completed after June 30, 2001 was not amortized in 2001 or 2002 and, effective January 1, 2002, goodwill related to acquisitions completed prior to July 1, 2001 is no longer being amortized. Under this standard, goodwill and indefinite life intangible assets are to be reviewed at least annually for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was required to be performed on all reporting units by June 30, 2002.

Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill and other intangible assets associated with each of the reporting units, using a valuation date of January 1, 2002. The SFAS No. 142 impairment test is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In the second step, the implied fair value of goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess.

Under the SFAS No. 142 approach, the Company estimated the fair value of each of its reporting units using a discounted cash flow methodology and utilized the assistance of independent valuation experts to fair value the tangible and intangible assets. As a result, an impairment loss of $132.2 ($124.1, net of income taxes) was recorded in the first quarter of 2002. This charge relates to the Company's following reporting units: Mining Group (Terex Mining Segment) $105.7 ($105.7, net of income taxes), Light Construction Group (Terex Americas Segment) $26.2 ($18.1, net of income taxes) and EarthKing Subsidiary (Terex Americas Segment) $0.3 ($0.3, net of income taxes). The adjustment from the adoption of SFAS No. 142 has been recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

The charge associated with the adoption of SFAS No. 142 takes into account the current economic conditions in these industries as well as management's estimates for the future. The write-down for the Mining Group relates primarily to the underperformance of the mining truck business. The write-down in the Light Construction Group relates to the difficult market conditions of that business, management will continue to evaluate the long-term strategic role of this operation. The write-down for the EarthKing Subsidiary relates to the underperformance of the underlying businesses.


The table below illustrates the Company's reported results after applying SFAS No. 142.

                                                                For the Three Months       For the Six Months
                                                                   Ended June 30,            Ended June 30,
                                                                ------------------------- -------------------------
                                                                   2002          2001         2002         2001
                                                                ------------ ------------ ----------- ------------
 Goodwill amortization......................................... $   ---         $ 3.0     $  ---      $   6.2
                                                                ============ ============ =========== ============

 Reported net income (loss).................................... $   5.2         $ 12.0    $  (102.0)  $   22.1

 Add back: Goodwill amortization, net of income taxes..........     ---           2.0        ---          4.2
                                                                ------------ ------------ ----------- ------------

 Adjusted net income (loss).................................... $   5.2         $ 14.0    $  (102.0)  $   26.3
                                                                ============ ============ =========== ============

 Per common share:
  Basic:
     Reported net income (loss)................................ $   0.12        $ 0.45    $  (2.52)   $   0.82
     Add back: Goodwill amortization, net of income taxes......     ---           0.07       ---          0.16
                                                                ------------ ------------ ----------- ------------
     Adjusted net income (loss)................................ $   0.12        $ 0.52    $  (2.52)   $   0.98
                                                                ============ ============ =========== ============

  Diluted:
     Reported net income (loss)................................ $   0.12        $ 0.43    $  (2.48)   $   0.80
     Add back: Goodwill amortization, net of income taxes......     ---           0.07       ---          0.15
                                                                ------------ ------------ ----------- ------------
     Adjusted net income (loss)................................ $   0.12        $ 0.50    $  (2.48)   $   0.95
                                                                ============ ============ =========== ===========

An analysis of changes in the Company's goodwill by business segment is as follows:

                                     Terex
                                   Americas  Terex Europe Terex Mining   Total
                                  ---------- ------------ ------------ ---------
Balance at December 31, 2001..... $   238.5  $     281.9  $      99.7  $  620.1

Impairment due to adoption of
  SFAS No. 142...................     (26.5)       ---         (105.7)   (132.2)
Write-off of negative goodwill
  due to adoption of  SFAS
  No. 142........................     ---           10.7        ---        10.7
Acquisitions.....................      33.2         40.2        ---        73.4
Other............................       3.4         15.0          6.0      24.4
                                  ---------- ------------ ------------ --------

Balance at June 30, 2002......... $   248.6  $     347.8  $     ---    $  596.4
                                  ========== ============ ============ ========

Other includes changes due to foreign exchange rates and disposals of assets.

NOTE D -- DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes. Prior years' financial statements were not restated for this change.

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and inter-company forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound and Australian Dollar. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are reported on the Company's consolidated statement of operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR").

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

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency and lease obligations in operating profit.

The Company has entered into interest rate swap agreements that effectively convert variable rate interest payments into fixed rate interest payments. At June 30, 2002, the Company had $65.0 notional amount of these interest rate swap agreements outstanding, all of which mature in 2002. The fair market value of these swaps at June 30, 2002 was a loss of $0.7. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months and six months ended June 30, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that convert fixed rated interest payments into variable rate interest payments. At June 30, 2002, the Company had $429.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2011. The fair market value of these swaps at June 30, 2002 was a gain of $3.7 which is recorded in other non-current assets and is offset by a $3.7 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At June 30, 2002, the Company had $146.4 of notional amount of currency exchange forward contracts outstanding, all of which mature in 2002. The fair market value of these swaps at June 30, 2002 was a gain of $10.0. A portion of these swap agreements ($67.1) have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. The remaining $79.3 represents a foreign currency exchange forward contract entered into to hedge a portion of the purchase price of Demag. The purchase price for Demag is denominated in Euros. The Company has recorded a gain of $5.5 in the second quarter of 2002 related to this transaction since it does not qualify as a hedge under SFAS No. 133.

During the three months and six months ended June 30, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income
(loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At June 30, 2002, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $13.0.

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

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                      -------------------- ---------------------
                                         2002       2001     2002        2001
                                      ---------- --------- ---------- ----------
Balance at beginning of period (upon
  adoption of SFAS No. 133 for 2001)..$   (0.9)   $  (2.1)  $  (0.8)   $   0.9
Additional gains (losses).............     0.2        0.4     ---         (2.6)
Amounts reclassified to earnings......     1.3        0.4       1.4        0.4
                                      ---------- --------- ---------- ----------
Balance at end of period..............$    0.6    $  (1.3)  $   0.6    $  (1.3)
                                      ========== ========= ========== ==========

For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE E -- RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2002, the Company recorded a charge of $1.2 in connection with the relocation of the Cedarapids hot mix asphalt plant facility to the Company's Oklahoma City facility. Approximately $0.7 of this charge relates to severance costs, with the remainder related to non-cash closure costs. Approximately 92 employees were terminated in connection with this action. As of June 30, 2002, $0.7 of expense had been incurred in connection with this action.

In the second quarter of 2002, the Company announced that its mining truck production facility in Tulsa, Oklahoma would be closed. The Company recorded a charge of $4.2 related to the Tulsa closure. Approximately $1.0 of this charge relates to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remainder of the cost accrued relates to the Tulsa building closure costs and occupancy costs expected to be incurred after production is ended. Approximately 93 positions will be eliminated as a result of this action.

The Company also recorded a charge of $0.9 in the second quarter of 2002 in connection with an adjustment to the Cedarapids workforce to implement a more variable cost-oriented business structure. The charge recorded in connection with the Cedarapids restructuring is for employee severance costs. Approximately 42 employees are being terminated as a result of this action. The Tulsa and Cedarapids restructurings are both expected to be completed by December 31, 2002.

During the third and fourth quarters of 2001, the Company recorded $29.9 of restructuring costs in connection with the consolidation of seven facilities throughout the world and headcount reductions of approximately 725 employees. The majority of the effected facilities have been closed as of June 30, 2002. As of June 30, 2002 the Company's future cash payments related to 2001 and 2002 restructuring initiatives are approximately $9.9 and all cash payments are expected to be made by the end of 2002.

Given the performance of the Light Construction Group and management's projections of the future results, the Company performed a review under SFAS No.
144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used. The result of this review was a write-down of fixed assets within the Light Construction Group, a component of the Terex Americas Segment. A charge of $7.9 ($5.4, net of tax) was recorded in the second quarter of 2002 in connection with this write-down.

Additionally, the Company wrote down the value of notes receivable and certain investments in its European Lifting business. This write down reflects current market conditions and management's future expectation of cash flows from the underlying assets. Net of tax, a write-down of $8.4 was recorded in the second quarter of 2002. In the second quarter of 2002, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable and resulted in a write-down of $1.8, net of tax. This write-down, as well as the write down related to the European Lifting business, were reported in "Other income (expense) - net."

NOTE F -- INVENTORIES

Inventories consist of the following:

                                                  June 30,        December 31,
                                                    2002              2001
                                               ----------------  ---------------
Finished equipment............................ $      238.1       $     236.4
Replacement parts.............................        222.5             195.0
Work-in-process...............................        138.9              90.5
Raw materials and supplies....................        181.1             182.9
                                               ----------------  ---------------
Inventories................................... $      780.6       $     704.8
                                               ================  ===============

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                    June 30,        December 31,
                                                      2002              2001
                                                ---------------- ---------------
Property....................................... $       31.3     $       20.9
Plant..........................................        113.0            108.9
Equipment......................................        131.6            126.9
                                                ---------------- ---------------
                                                       275.9            256.7
Less:  Accumulated depreciation................        (96.7)           (82.8)
                                                ---------------- ---------------
Net property, plant and equipment.............. $      179.2     $      173.9
                                                ================ ===============

NOTE H -- EARNINGS PER SHARE

                                                                Three Months Ended June 30,
                                                            (in millions, except per share data)
                                          ---------------------------------------------------------------------
                                                        2002                                2001
                                          ---------------------------------- ----------------------------------
                                                                  Per-Share                          Per-Share
                                             Income     Shares     Amount       Income    Shares      Amount
                                          ---------- ---------- ------------ ---------- ----------- -----------

  Basic earnings per share
     Income before extraordinary items.... $     5.2      42.7    $    0.12   $   12.0      26.9    $     0.45

  Effect of dilutive securities
     Stock Options........................     ---         0.9                   ---         0.8
     Equity Rights........................     ---       ---                     ---         0.1
                                           --------- ----------              --------- ----------

  Income before extraordinary items
     - diluted............................ $     5.2      43.6    $    0.12  $   12.0      27.8     $     0.43
                                           ========= ========== ============ ========= ============ ==========


                                                                 Six Months Ended June 30,
                                                            (in millions, except per share data)
                                          --------------------------------------------------------------------
                                                        2002                                2001
                                          ---------------------------------- ---------------------------------
                                                                  Per-Share                          Per-Share
                                             Income     Shares     Amount       Income      Shares     Amount
                                          ---------- ---------- ------------ ---------- ----------- ----------

   Basic earnings per share
      Income before extraordinary items... $    11.4      40.4    $    0.28   $   24.4      26.8   $    0.91

   Effect of dilutive securities
      Stock Options.......................     ---         0.8                   ---         0.7
      Equity Rights.......................     ---       ---                     ---         0.1
                                           --------- ----------             ----------- ----------

   Income before extraordinary items
      - diluted........................... $    11.4      41.2    $    0.28   $   24.4      27.6   $    0.88
                                           ========= ========== =========== =========== =========== ==========

Options to purchase 367 thousand, 556 thousand, 530 thousand and 548 thousand shares of common stock were outstanding during the three months and six months ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

NOTE I -- STOCKHOLDERS' EQUITY

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

                                                     For the Three Months              For Six Months
                                                        Ended June 30,                 Ended June 30,
                                                -------------------------------- ---------------------------
                                                      2002            2001            2002          2001
                                                --------------- ---------------- ------------- -------------
  Net income (loss).............................$        5.2    $         12.0   $   (102.0)   $     22.1
  Other comprehensive income:
       Translation adjustment...................        59.5             (11.3)        53.6         (49.5)
       Pension liability adjustment.............       ---               ---          ---           ---
       Derivative hedging adjustment............         1.5               0.8          1.4          (1.3)
                                                --------------- ---------------- ------------- -------------
  Comprehensive income(loss)....................$       66.2    $          1.5   $    (47.0)        (28.7)
                                                =============== ================ ============= =============

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

The Company's outstanding letters of credit totaled $54.1 at June 30, 2002. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company previously reported that it was a party to an action commenced in the United States District Court for the District of Delaware by the End of the Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans against the Company and certain former officers and directors of Fruehauf and Terex. This matter has been resolved and the action has been dismissed.

The Company has a letter of credit outstanding covering losses related to a former subsidiary's worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

The Company is a defendant in an action commenced in the United States District Court for the Southern District of Florida, Miami Division, in which the plaintiff alleges that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiff's ancestors by German industry during the Nazi era. The plaintiff alleges that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of its mining shovel subsidiary, O&K Mining GmbH, from O&K AG, and is claiming a return of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiff is considering a request to dismiss the Company from the action. The Company has made a claim for indemnification with respect to the action pursuant to the Share Purchase Agreement dated December 18, 1997 between the Company and O&K AG. In addition, the United States Department of Justice has filed a Statement of Interest in the action that recommends dismissal of the action for foreign policy interests of the United States.

NOTE K -- BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. From July 1, 2001 through June 30, 2002, the Company has operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. All prior periods have been restated to reflect results based on these three business segments.

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

Included in Eliminations/Corporate are the eliminations among the three segments, as well as general and corporate items for the three months and six months ended June 30, 2002 and 2001. Business segment information is presented below:

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                        ---------------------------------------------------------
                                                           2002            2001          2002          2001
                                                        ------------- -------------- ------------  -------------
Sales
  Terex Americas.....................................  $     322.8    $     235.5    $    612.8     $    473.8
  Terex Europe.......................................        386.6          231.0         680.7          454.9
  Terex Mining.......................................         73.2           30.7         138.5           91.7
  Eliminations/Corporate.............................        (92.4)         (57.9)       (159.8)        (103.7)
                                                       -------------- -------------- -------------  -------------
    Total............................................  $     690.2    $     439.3    $  1,272.2     $    916.7
                                                       ============== ============== =============  =============

Income (Loss) from Operations
  Terex Americas.....................................  $      15.0    $      17.8    $     28.9     $     36.9
  Terex Europe.......................................         28.5           23.2          46.7           39.2
  Terex Mining.......................................         (3.1)          (0.9)         (1.5)           2.1
  Eliminations/Corporate.............................         (1.8)          (0.9)         (4.0)          (1.0)
                                                       -------------- -------------- -------------  -------------
    Total............................................  $      38.6    $      39.2    $     70.1     $     77.2
                                                       ============== ============== =============  =============

                                                    June 30,       December 31,
                                                      2002             2001
                                                 --------------- ---------------
Identifiable Assets
  Terex Americas................................ $    975.5      $      855.9
  Terex Europe..................................    1,531.7           1,183.1
  Terex Mining..................................      269.1             386.0
  Corporate.....................................      931.3             825.2
  Eliminations..................................   (1,035.8)           (863.2)

                                                 --------------- ---------------
    Total....................................... $  2,671.8      $    2,387.0
                                                 =============== ===============



NOTE L -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of June 30, 2002, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc. and CMI Terex Corporation. As of June 30, 2002, the 10-3/8% Notes and the 8-7/8% Notes are also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      57.2   $     220.7   $      5.1    $    486.0    $    (78.8)   $     690.2
   Cost of goods sold...................        57.5         204.0          4.8         390.0         (78.0)         578.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        (0.3)         16.7          0.3          96.0          (0.8)         111.9
   Selling, general & administrative
     expenses...........................         6.0          21.1          0.4          45.8         ---             73.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (6.3)         (4.4)        (0.1)         50.2          (0.8)          38.6
  Interest income.......................         1.1         ---          ---             1.0         ---              2.1
  Interest expense......................        (1.9)         (6.2)        (0.7)        (13.8)        ---            (22.6)
  Income (loss) from equity investees...        22.2         ---          ---           ---           (22.2)         ---
  Other income (expense) - net..........       (20.0)         11.8        ---            (2.2)        ---            (10.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and           (4.9)          1.2         (0.8)         35.2         (23.0)           7.7
  extraordinary items...................
  Provision for income taxes............        (0.3)         (0.1)       ---            (2.1)        ---             (2.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        (5.2)          1.1         (0.8)         33.1         (23.0)           5.2
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      (5.2)  $       1.1   $     (0.8)   $     33.1    $    (23.0)   $       5.2
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      32.2   $     128.5   $     14.3    $    305.2    $    (40.9)   $     439.3
   Cost of goods sold...................        32.3         104.0         11.7         252.0         (40.9)         359.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        (0.1)         24.5          2.6          53.2         ---             80.2
   Selling, general & administrative
     expenses...........................         4.6           8.4          3.4          24.6         ---             41.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (4.7)         16.1         (0.8)         28.6         ---             39.2
  Interest income.......................         0.7         ---          ---             1.1         ---              1.8
  Interest expense......................        (7.2)         (3.6)        (1.2)        (11.2)        ---            (23.2)
  Income (loss) from equity investees...        24.2         ---          ---           ---           (24.2)         ---
  Other income (expense) - net..........         0.2          (0.2)        (0.1)        ---           ---             (0.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        13.2          12.3         (2.1)         18.5         (24.2)          17.7
  Provision for income taxes............        (1.2)         (0.4)       ---            (4.1)        ---             (5.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------

Income (loss)  before extraordinary
items...................................        12.0          11.9         (2.1)         14.4         (24.2)          12.0
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      12.0   $      11.9   $     (2.1)   $     14.4    $    (24.2)   $      12.0
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     127.1   $     434.4   $     11.0    $    847.3    $   (147.6)   $   1,272.2
   Cost of goods sold...................       126.1         387.7         10.3         692.5        (147.6)       1,069.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.0          46.7          0.7         154.8         ---            203.2
   Selling, general & administrative            12.3          39.6          0.8          80.4         ---            133.1
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       (11.3)          7.1         (0.1)         74.4         ---             70.1
  Interest income.......................         1.4         ---          ---             1.5         ---              2.9
  Interest expense......................       (12.4)         (8.5)        (1.4)        (22.3)        ---            (44.6)
  Income (loss) from equity investees...       (58.2)        ---          ---           ---            58.2          ---
  Other income (expense) - net..........       (20.7)         11.6        ---            (2.5)        ---            (11.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......      (101.2)         10.2         (1.5)         51.1          58.2           16.8
  Provision for income taxes............        (0.8)         (0.1)       ---            (4.5)        ---             (5.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary
     items..............................      (102.0)         10.1         (1.5)         46.6          58.2           11.4
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
Cumulative effect of change in
  accounting principle .................       ---           (18.4)       ---           (95.0)        ---           (113.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $    (102.0)  $      (8.3)  $     (1.5)   $    (48.4)   $     58.2    $    (102.0)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      80.4   $     321.7   $     26.6    $    528.9    $    (40.9)   $     916.7
   Cost of goods sold...................        79.0         268.0         22.6         429.2         (40.9)         757.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.4          53.7          4.0          99.7         ---            158.8
   Selling, general & administrative
     expenses...........................         9.8          19.1          5.6          47.1         ---             81.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (8.4)         34.6         (1.6)         52.6         ---             77.2
  Interest income.......................         2.1           0.2        ---             1.5         ---              3.8
  Interest expense......................       (11.4)         (6.5)        (2.8)        (23.5)        ---            (44.2)
  Income (loss) from equity investees...        45.8         ---           --            (0.1)        (45.7)         ---
  Other income (expense) - net..........         0.8          (0.5)        (0.1)         (1.1)        ---             (0.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................        28.9          27.8         (4.5)         29.4         (45.7)          35.9
  Provision for income taxes............        (5.8)         (0.4)       ---            (5.3)        ---            (11.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary
  items.................................        23.1          27.4         (4.5)         24.1         (45.7)          24.4
Extraordinary loss on retirement of debt        (1.0)         (0.6)       ---            (0.7)        ---             (2.3)
Cumulative effect of change in
  accounting principle .................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      22.1   $      26.8   $     (4.5)   $     23.4    $    (45.7)   $      22.1
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          ---------------------------- ------------- ------------ ------------- ---------------
Assets
   Current assets
     Cash and cash equivalents..........   $    112.8    $      1.6    $     0.1     $     166.4   $    ---      $     280.9
     Trade receivables..................         44.3         134.4          3.3           311.0        ---            493.0
     Intercompany receivables...........          9.7          (0.3)         1.3            58.5        (69.2)         ---
     Inventories........................         88.6         222.8         10.3           457.2          1.7          780.6
     Deferred taxes.....................         22.4           0.4        ---               2.5        ---             25.3
     Other current assets...............         16.5           1.9          0.1            57.4        ---             75.9
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............        294.3         360.8         15.1         1,053.0        (67.5)       1,655.7
   Long-term assets
     Property, plant and equipment......          8.0          62.9          0.3           108.0        ---            179.2
     Investment in and advances to
       (from) subsidiaries..............        762.9        (260.8)        (1.4)         (456.2)       (44.5)         ---
     Goodwill...........................          2.7         245.8         10.6           337.3        ---            596.4
     Deferred taxes.....................         74.7           8.9        ---               7.1        ---             90.7
     Other assets.......................         44.8          52.3          0.7            52.0        ---            149.8
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................   $  1,187.4    $    469.9    $    25.3     $   1,101.2   $   (112.0)   $   2,671.8
                                           ============= ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................   $      0.1    $      3.1    $     0.4     $      62.2   $     ---     $      65.8
     Trade accounts payable.............         33.1          70.7          3.1           305.2         ---           412.1
     Intercompany payables..............         23.1          25.9          0.3            19.9         (69.2)        ---
     Accruals    and    other     current
       liabilities......................         79.7          44.5          6.2           163.1         ---           293.5
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        136.0         144.2         10.0           550.4         (69.2)        771.4
   Non-current liabilities
     Long-term debt, less current portion       307.4         188.1         62.4           474.2        ---          1,032.1
     Other..............................         31.2          15.4          0.6           108.3        ---            155.5
   Stockholders' equity (deficit).......        712.8         122.2        (47.7)          (31.7)       (42.8)         712.8
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $  1,187.4    $    469.9    $    25.3     $   1,101.2   $   (112.0)   $   2,671.8
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         Owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     144.2   $       3.9   $      0.1    $    102.2    $    ---      $     250.4
     Trade receivables..................        23.1          94.6          3.9         229.5         ---            351.1
     Intercompany receivables...........        14.2          18.7        ---            66.2         (99.1)         ---
     Net inventories....................        76.1         254.2         14.5         361.8          (1.8)         704.8
     Deferred taxes.....................        22.5           0.4        ---             0.8         ---             23.7
     Other current assets...............        13.2           2.7          0.1          37.0         ---             53.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current assets.............       293.3         374.5         18.6         797.5        (100.9)       1,383.0
   Property, plant & equipment - net....         8.4          66.2          0.2          99.1         ---            173.9
   Investment    in   and   advances   to
     (from)   subsidiaries..............       647.2        (245.2)        (0.2)       (295.4)       (106.4)         ---
   Goodwill.............................         2.7         252.1         10.6         354.7         ---            620.1
   Deferred taxes.......................        74.7         ---          ---             0.7         ---             75.4
   Other assets.........................        33.4          44.6          0.7          55.9         ---            134.6
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,059.7   $     492.2   $     29.9    $  1,012.5    $   (207.3)   $   2,387.0
                                         ============= ============= ============= ============= ============= =============

Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.4   $       2.6   $      0.4    $     31.3    $    ---      $      34.7
     Trade accounts payable.............        33.4          54.0          3.3         200.3         ---            291.0
     Intercompany payables..............        23.1          21.1          2.2          52.7         (99.1)         ---
     Accruals    and    other     current       70.3          87.6          7.0         136.5         ---            301.4
       liabilities......................
                                         ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       127.2         165.3         12.9         420.8         (99.1)         627.1
   Non current liabilities
      Long-term debt less current portion      298.6         185.8         62.4         473.9         ---          1,020.7
      Other.............................        38.5          10.6          0.8          93.9         ---            143.8
   Stockholders' equity (deficit).......       595.4         130.5        (46.2)         23.9        (108.2)         595.4
                                         ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,059.7   $     492.2   $     29.9    $  1,012.5    $   (207.3)   $   2,387.0
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -------------- -------------
Net cash provided by (used in)
   operating activities.................   $   (137.4)   $     (0.7)    $  ---         $  146.7     $   ---       $      8.6
                                           ------------- ------------- ------------- ------------- ------------- -------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................         (7.3)        ---          ---            (82.2)        ---            (89.5)
   Capital expenditures.................        ---            (2.8)       ---             (7.3)        ---            (10.1)
   Proceeds from sale of assets.........        ---             2.3        ---              0.3         ---              2.6
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (7.3)         (0.5)       ---            (89.2)        ---            (97.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Financing activities
   Issuance of common stock ............        113.3         ---          ---            ---           ---            113.3
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Principal borrowings (repayments) of
      long-term debt....................        ---           ---          ---              0.7         ---              0.7
   Net borrowings (repayments) under
     revolving line of credit agreements        ---            (1.1)       ---              1.3         ---              0.2
   Other................................        ---           ---          ---             (0.4)        ---             (0.4)
                                           ------------- ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
        financing activities............        113.3          (1.1)       ---              1.6         ---            113.8
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              5.1         ---              5.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        (31.4)         (2.3)       ---             64.2         ---             30.5
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1          102.2         ---            250.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    112.8    $      1.6    $     0.1     $    166.4    $    ---      $     280.9
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ----------------------------------------- ------------------------------------------
Net cash provided by (used in)
   operating activities.................   $    (66.1)    $   (17.9)    $    0.6      $    (6.3)    $   ---       $    (89.7)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................         (2.6)        ---          ---             (5.1)        ---             (7.7)
   Capital expenditures.................         (0.9)         (2.7)       ---             (3.7)        ---             (7.3)
   Proceeds from sale of assets.........          0.3         ---          ---              3.1         ---              3.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
      investing activities..............         (3.2)         (2.7)       ---             (5.7)        ---            (11.6)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        123.8          74.9        ---             89.2         ---            287.9
   Principal repayments of long-term debt       (38.5)        (53.4)        (0.5)        (101.8)        ---           (194.2)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---          ---             27.8         ---             27.8
   Other................................         (0.2)         (0.1)       ---             (0.5)        ---             (0.8)
                                           ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
       financing activities.............         85.1          21.4         (0.5)          14.7         ---            120.7
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---             (2.3)        ---             (2.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................         15.8           0.8          0.1            0.4         ---             17.1
Cash and cash equivalents, beginning of
   period...............................        108.7           0.3          0.1           72.3         ---            181.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    124.5    $      1.1    $     0.2     $     72.7    $    ---      $     198.5
                                           ============= ============= ============= ============= ============= =============

NOTE M - SUBSEQUENT EVENTS

On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 of term debt maturing in June 2009 and a revolving credit facility of $300 that is available through June 2007. The facility also includes provisions for an additional $250 of term borrowing by the Company on terms similar to the current term loan debt under the facility. As part of the revised credit agreement, amendments were made to certain covenants and other provisions to allow the Company greater flexibility.

On July 19, 2002, the Company announced it had signed an Agreement and Plan of Merger with Genie Holdings, Inc. ("Genie"), a global manufacturer of aerial work platforms with 2001 revenues of approximately $575. The purchase consideration will be $75, consisting of approximately $65 in Terex common stock and $10 in cash, subject to adjustment. In addition, the Company will assume and refinance approximately $195 of Genie's debt. In accordance with the agreement, the exchange ratio of Terex common shares for Genie shares will be based upon the average closing price for Terex common stock for the ten consecutive trading days prior to the closing date. Based on the share price of Terex common stock on the date of the agreement, the Company would issue approximately 3.2 million shares of its common stock to the Genie shareholders. The transaction is subject to customary closing conditions, including regulatory approval, and is anticipated to close in the third quarter of 2002.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                  (in millions)


                                                     For the Three Months Ended      For the Six Months
                                                              June 30,                 Ended June 30,
                                                     --------------------------- ----------------------------
                                                         2002          2001         2002          2001
                                                     -------------  ------------ ------------- -------------

Net sales............................................$      5.1    $     14.3    $    11.0     $     26.6
Cost of goods sold...................................       4.8          11.7         10.3           22.6
                                                     ------------- ------------- ------------- --------------

     Gross profit....................................       0.3           2.6          0.7            4.0

Selling, general and administrative expenses.........       0.4           3.4          0.8            5.6
                                                     ------------- ------------- ------------- --------------

     Income (loss) from operations...................      (0.1)         (0.8)        (0.1)          (1.6)

Other income (expense):
     Interest expense................................      (0.7)         (1.2)        (1.4)          (2.8)
     Amortization of debt issuance costs.............     ---            (0.1)       ---             (0.1)
                                                     ------------- ------------- ------------- -------------

Loss before income taxes.............................      (0.8)         (2.1)        (1.5)          (4.5)
Provision for income taxes...........................     ---           ---          ---            ---
                                                     ------------- ------------- ------------- -------------
Net loss.............................................$     (0.8)   $     (2.1)   $    (1.5)    $     (4.5)
                                                     ============= ============= ============= ==============



   The accompanying notes are an integral part of these financial statements.




                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                       (in millions, except share amounts)

                                                                           June 30,        December 31,
                                                                             2002
                                                                          (unaudited)          2001
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.1    $         0.1
   Trade accounts receivables (net of allowance of $0.6 at June 30,
     2002 and $0.7 at December 31, 2001)...............................            3.3              3.9
   Inventories.........................................................           10.3             14.5
   Due from affiliates.................................................            1.3              0.7
   Other current assets ...............................................            0.1              0.1
                                                                         ---------------- -----------------
     Total current assets..............................................           15.1             19.3
Long-term assets:
   Property, plant and equipment.......................................            0.3              0.3
   Goodwill............................................................           10.6             10.6
   Other assets........................................................            0.7              0.7
                                                                         ---------------- -----------------

Total assets...........................................................  $        26.7    $        30.9
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $         3.1    $         3.3
   Accrued warranties and product liability............................            4.1              4.8
   Accrued expenses....................................................            2.1              2.4
   Due to affiliates...................................................            0.3              2.2
   Due to Terex Corporation............................................            1.4              0.9
   Current portion of long-term debt...................................            0.4              0.4
                                                                         ---------------- -----------------
     Total current liabilities.........................................           11.4             14.0

Non-current liabilities:
   Long-term debt, less current portion................................           62.4             62.4
   Other...............................................................            0.6              0.7

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (47.7)           (46.2)
                                                                         ---------------- -----------------
      Total shareholders' deficit......................................          (47.7)           (46.2)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        26.7    $        30.9
                                                                         ================ =================


   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                 --------------------------
                                                                                     2002         2001
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (1.5)   $     (4.5)
   Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation and amortization............................................      ---             0.8
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................        0.6          (2.8)
         Inventories............................................................        4.2          (3.3)
         Trade accounts payable.................................................       (0.2)          0.6
         Net amounts due to affiliates..........................................       (1.9)          9.5
         Other, net.............................................................       (1.2)          0.3
                                                                                 ------------- --------------
           Net cash provided by operating activities............................      ---             0.6
                                                                                 ------------- --------------

INVESTING ACTIVITIES
     Net cash used in investing activities......................................      ---           ---
                                                                                 ------------- --------------

FINANCING ACTIVITIES
     Principal repayments of long-term debt.....................................      ---            (0.5)
                                                                                 ------------- --------------
        Net cash used in financing activities...................................      ---            (0.5)

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---           ---
                                                                                 ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................      ---             0.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.1           0.1
                                                                                 ------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.1    $      0.2
                                                                                 ============= ==============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (unaudited)
              (dollar amounts in millions, unless otherwise noted)


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

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, PPM Far East Pte. Ltd. All material intercompany transactions and profits have been eliminated.

NOTE 2 - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations be accounted for using the purchase method.

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, effective January 1, 2002, goodwill is no longer being amortized. Under this standard, goodwill and indefinite life intangible assets are to be reviewed for impairment at least annually and written down in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was required to be performed by June 30, 2002. Under the transitional provisions of SFAS No. 142, the Company performed its impairment tests on the net goodwill and other intangible assets, using a valuation date of January 1, 2002. As a result of the tests, no impairment loss was recorded.

During the three months and six months ended June 30, 2001, the Company recorded goodwill amortization expense of $0.3 and $0.6, respectively. The Company's net loss for the three months and six months ended June 30, 2001 excluding amortization of goodwill was $1.8 and $3.9, respectively.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, Terex Corporation announced that a number of its production facilities would be consolidated, some facilities would be closed (including PPM's Conway facility) and that other additional non-recurring expenses would be incurred. These actions were designed to maximize factory utilization by taking advantage of recently acquired factories and to leverage common purchasing, engineering and marketing operations. The PPM facility closed in the first quarter of 2002 and production was relocated to the Terex Corporation facility in Waverly, Iowa.

PPM recorded costs of $2.7 during 2001 for severance and closing costs related to these actions as well as other non-recurring expenses. The severance costs, totaling $0.5, were for the elimination of approximately 42 positions in connection with the plant closure. Other costs, totaling $2.2, include asset write-offs and plant closing costs of which approximately $1.4 represents non-cash charges. As of June 30, 2002, all of these costs have been accrued; cash payments took place primarily in the fourth quarter of 2001 and were completed during the first quarter of 2002.

NOTE 4 -- Inventories

Inventories consist of the following:

                                            June 30,       December 31,
                                              2002             2001
                                        ----------------- ----------------
Finished equipment.....................  $         1.1    $         4.5
Replacement parts......................            5.3              5.9
Work in process........................            0.2              1.2
Raw materials and supplies.............            3.7              2.9
                                         ---------------- -----------------
Inventories............................  $        10.3    $        14.5
                                         ================ =================

note 5 -- Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                               June 30,        December 31,
                                                 2002              2001
                                            ----------------- ----------------
Property, plant and equipment.............. $         0.8     $        0.8
Less:  Accumulated depreciation............          (0.5)            (0.5)
                                            ----------------- ----------------
Net property, plant and equipment.......... $         0.3     $         0.3
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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months and six months ended June 30, 2002 and 2001, the Company had transactions with various unconsolidated affiliates as follows:

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                      --------------------  -------------------
                                        2002         2001      2002      2001
                                      ---------- ---------  --------- ---------
 Product sales and service revenues   $    0.4   $   ---    $    0.4  $  ---
 Management fee expense               $  ---     $     0.3  $  ---    $    0.5
 Interest expense                     $    0.9   $     1.2  $    1.7  $    2.3

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. From July 1, 2001 through June 30, 2002, the Company has operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. All prior periods have been restated to reflect results based on these three business segments.

Terex Americas includes the results of all business units located in North and South America, Australia and Asia, with the exception of those business units included within Terex Mining. The 2001 results for Terex Americas include the operations of Jaques International and its affiliates (collectively the "Jaques Group") since January 24, 2001, its date of acquisition. The 2001 results for Terex Americas do not include the operations of CMI Corporation (now CMI Terex Corporation) and its affiliates (collectively, "CMI"), since they were acquired on October 1, 2001. The 2002 results for Terex Americas include the operations of Utility Equipment, Inc., which does business as Pacific Utility Equipment Co. ("Utility Equipment"), EPAC Holdings, Inc., which does business under the names Telelect East and Eusco ("EPAC"), and Advance Mixer, since January 15, 2002, March 26, 2002 and April 11, 2002, their respective dates of acquisition. The 2002 results for Terex Americas also include the U.S. operations of the Schaeff Group of Companies ("Schaeff") since January 14, 2002, its date of acquisition.

Terex Europe includes the results of all business units located in Europe with the exception of those business units included within Terex Mining. The 2002 results for Terex Europe include the operations of Terex Atlas GmbH ("Atlas"), as it was acquired on December 28, 2001. The 2002 results for Terex Europe also include the operations of Schaeff since January 14, 2002, its date of acquisition, with the exception of those U.S. operations of Schaeff included in the results for Terex Americas.

Terex Mining includes the results of the Terex Mining operations in Tulsa, Oklahoma, the O&K Mining business located in Germany and Terex Mining sales offices in Australia, South America and Africa.

Included in Eliminations/Corporate are the eliminations among the segments, as well as general and corporate items for the three months and six months ended June 30, 2002 and 2001.

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended June 30, 2002 and 2001.

                                                         Three Months Ended
                                                              June 30,             Increase
                                                     ---------------------------
                                                         2002          2001       (Decrease)
                                                     ------------- ------------- --------------
                                                               (amounts in millions)
NET SALES
   Terex Americas....................................$    322.8    $    235.5    $      87.3
   Terex Europe......................................     386.6         231.0          155.6
   Terex Mining......................................      73.2          30.7           42.5
   Eliminations/Corporate............................     (92.4)        (57.9)         (34.5)
                                                     ------------- ------------- --------------
     Total...........................................$    690.2    $    439.3    $     250.9
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Americas....................................$     45.2    $     34.6    $      10.6
   Terex Europe......................................      61.9          38.9           23.0
   Terex Mining......................................       4.2           7.8           (3.6)
   Eliminations/Corporate............................       0.6          (1.1)           1.7
                                                     ------------- ------------- --------------
     Total...........................................$    111.9    $     80.2    $      31.7
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas....................................$     30.2    $     16.8    $      13.4
   Terex Europe......................................      33.4          15.7           17.7
   Terex Mining......................................       7.3           8.7           (1.4)
   Eliminations/Corporate............................       2.4          (0.2)           2.6
                                                     ------------- ------------- --------------
     Total...........................................$     73.3    $     41.0    $      32.3
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Americas....................................$     15.0    $     17.8    $      (2.8)
   Terex Europe......................................      28.5          23.2            5.3
   Terex Mining......................................      (3.1)         (0.9)          (2.2)
   Eliminations/Corporate............................      (1.8)         (0.9)          (0.9)
                                                     ------------- ------------- --------------
     Total...........................................$     38.6    $     39.2    $      (0.6)
                                                     ============= ============= ==============

     Net Sales

Sales increased $250.9 million, or approximately 57%, to $690.2 million for the three months ended June 30, 2002 from $439.3 million for the comparable 2001 period. The primary reason for the increase in sales was the impact of businesses acquired since the first quarter of 2001. Excluding the impact of the acquisitions, net sales increased approximately 11% during the three months ended June 30, 2002 from the comparable 2001 period.

Terex Americas' sales were $322.8 million for the three months ended June 30, 2002, an increase of $87.3 million or approximately 37% from $235.5 million for the three months ended June 30, 2001. Excluding the impact of acquisitions, sales decreased approximately $8 million, due primarily to a decline in the mobile hydraulic crane and the Cedarapids businesses. Backlog was $165.7 million at June 30, 2002 compared to $86.3 million at June 30, 2001. The increase in backlog is due to the impact of the businesses acquired since June 30, 2001. The sales mix was approximately 18% parts for the three months ended June 30, 2002 as compared to 17% in the three months ended June 30, 2001.

Terex Europe's sales were $386.6 million for the three months ended June 30, 2002, an increase of $155.6 million or approximately 67% from $231.0 million for the three months ended June 30, 2001. Excluding the impact of the companies acquired since June 30, 2001, net sales in the second quarter of 2002 were up approximately 20% from the second quarter of 2001, reflecting the strong performance at the Benford and Powerscreen group businesses and improvements within the lifting businesses. Terex Europe's backlog was $189.3 million at June 30, 2002 and $95.5 million at June 30, 2001. The increase in backlog is due primarily to the businesses acquired as well as the backlog at the Powerscreen business, which at June 30, 2002 had increased over 60% from that of the prior year. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 9% parts for the three months ended June 30, 2002 as compared to the 12% in the comparable 2001 period.

Terex Mining's sales were $73.2 million for the three months ended June 30, 2002, an increase of $42.5 million or approximately 138% from the same period in the prior year. Included in the results for the three months ended June 30, 2001 was a credit of $11.8 million for the return of five mining trucks. The hydraulic shovel business was responsible for most of the increase in sales. Terex Mining's backlog was $40.5 million at June 30, 2002 and $24.2 million at June 30, 2001. The increase in backlog was due primarily to an increase in orders for large hydraulic mining shovels. The sales mix was approximately 47% parts for the three months ended June 30, 2002 as compared to 60% for the comparable 2001 period, excluding the effect of the mining truck return.

Net sales for Eliminations/Corporate in the three months ended June 30, 2002 primarily consists of the elimination of sales among the three segments. The primary reason for the increase in the second quarter of 2002 from the second quarter of 2001 is the increase in sales of crushing and screening products and loader backhoes from Terex Europe to Terex Americas.

     Gross Profit

Gross profit for the three months ended June 30, 2002 increased approximately 40%, or $31.7 million, to $111.9 million from $80.2 million in the comparable 2001 period. The increase in gross profit is primarily due to the impact of businesses acquired since the second quarter of 2001. Gross profit as a percentage of sales decreased to 16.2% in the three months ended June 30, 2002 as compared to 18.3% in the prior year period, due primarily to the impact of the businesses acquired since the second quarter of 2001 and restructuring charges of $12.4 million recorded in the second quarter of 2002.

Terex Americas' gross profit increased approximately 31%, or $10.6 million, to $45.2 million for the three months ended June 30, 2002, compared to $34.6 million for the three months ended June 30, 2001. The increase in gross profit is due primarily to the impact of businesses acquired, offset partially by a decline in sales in the Cedarapids and the mobile hydraulic crane businesses. The gross margin percentage decreased to 14.0% in the three months ended June 30, 2002 as compared to 14.7% in 2001. Excluding the impact of acquisitions, gross margin percentage was constant at 14.7% in the three months ended June 30, 2002. Impacting gross margins were $8.2 million in special charges primarily related to the write-down of certain assets within the Company's Light Construction Group as well as double digit revenue declines in the mobile hydraulic crane and Cedarapids businesses.

Terex Europe's gross profit increased $23.0 million, or approximately 59%, to $61.9 million for the three months ended June 30, 2002, compared to $38.9 million for the three months ended June 30, 2001. The increase in gross profit was a result primarily of the inclusion of businesses acquired. Gross profit as a percentage of sales decreased to 16.0% in 2002 from 16.8% in 2001. Excluding the impact of acquisitions, gross profit increased slightly to $41.9 million in the three months ended June 30, 2002, reflecting improvements within the lifting business.

Terex Mining's gross profit decreased $3.6 million, or approximately 46%, to $4.2 million for the three months ended June 30, 2002, compared to $7.8 million for the three months ended June 30, 2001. The decrease in gross profit was a result primarily of product mix, as the higher margin parts sales decreased. Gross profit as a percentage of sales decreased to 5.7% from 25.4% in 2001. Excluding the impact of the $4.2 million restructuring charge for the closure of the Tulsa manufacturing facility recorded in the three months ended June 30, 2002 and the return of five mining trucks in 2001, the gross profit margins were 11.5% and 11.9%, respectively.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $73.3 million, or 10.6% of sales, for the three months ended June 30, 2002 from $41.0 million, or 9.3% of sales, for the three months ended June 30, 2001, principally due to the impact of businesses acquired. Excluding the impact of the businesses acquired since June 30, 2001, selling, general and administrative expenses in the three months ended June 30, 2002 were 8.9% of sales, a slight decrease from 9.3% in the comparable 2001 period, reflecting management's continued focus on cost control.

Terex Americas' selling, general and administrative expenses increased to $30.2 million, or 9.4% of sales, for the three months ended June 30, 2002, from $16.8 million, or 7.1% of sales, for the comparable period in 2001, principally due to the impact of businesses acquired. Excluding the impact of the acquisitions, selling, general and administrative expenses in the three months ended June 30, 2002 decreased to $16.5 million as compared to $16.8 million for the comparable period in 2001, or 7.2% and 7.1% as a percentage of sales, respectively.

Terex Europe's selling, general and administrative expenses increased to $33.4 million, or 8.6% of sales, for the three months ended June 30, 2002 from $15.7 million, or 6.8% of sales, for the three months ended June 30, 2001. This increase in selling, general and administrative expenses was principally due to the impact of businesses acquired. Excluding the impact of the businesses acquired, selling, general and administrative expenses in the three months ended June 30, 2002 decreased to 6.1% of sales.

Terex Mining's selling, general and administrative expenses decreased to $7.3 million for the three months ended June 30, 2002 as compared to $8.7 million for the three months ended June 30, 2001. As a percentage of sales, selling, general and administrative expenses decreased to 10.0% in the three months ended June 30, 2002 as compared to 28.3% in the prior year's period. The primary reason for the decline was the inclusion in the three months ended June 30, 2001 of an $11.8 million sales credit for the return of five mining trucks and the reclassification of certain service expenses to cost of sales in 2002.

     Income from Operations

On a consolidated basis, the Company had income from operations of $38.6 million, or 5.6% of sales, for the three months ended June 30, 2002, compared to income from operations of $39.2 million, or 8.9% of sales, for the three months ended June 30, 2001. The primary reasons for the decline in income from operations were the inclusion in the three months ended June 30, 2002 of special charges for the write-down of certain assets at the Light Construction Group and restructuring charges related to the closure of the Tulsa facility, as well as double digit revenue declines in the North American mobile hydraulic crane and Cedarapids businesses, a shift in product mix and a competitive pricing environment in some end markets.

Terex Americas' income from operations decreased by $2.8 million to $15.0 million, or 4.6% of sales, for the three months ended June 30, 2002 from $17.8 million, or 7.6% of sales, for the three months ended June 30, 2001. The decrease in income from operations and operating margins was primarily due to the inclusion in the three months ended June 30, 2002 of special charges for the write-down of certain assets at the Light Construction Group ($7.9 million) and restructuring charges related to the Cedarapids facility ($0.9 million), as well as declines in sales in the mobile hydraulic crane and Cedarapids businesses. Excluding the impact of the businesses acquired after the second quarter of 2001 and the special and restructuring charges, operating margin was 7.5% for the three months ended June 30, 2002, as compared to 7.6% in the prior year period.

Terex Europe's income from operations of $28.5 million for the three months ended June 30, 2002 was an increase of $5.3 million from income of $23.2 million for the three months ended June 30, 2001. The increase was primarily due to the impact of the businesses acquired since June 30, 2001, as well as improvements in the lifting business. Income from operations as a percentage of sales decreased to 7.4% for the three months ended June 30, 2002 from 10.0% for the comparable 2001 period. Excluding the impact of the business acquired and divested since June 30, 2001, operating margin was 9.2% for the three months ended June 30, 2002, as compared to 10.4% in the prior year period.

Terex Mining's income from operations decreased to a loss of $3.1 million for the three months ended June 30, 2002, as compared to a loss of $0.9 million for the three months ended June 30, 2001. As a percentage of sales, operating income was a loss of 4.2% in the three months ended June 30, 2002 as compared to a loss of 2.9% in the comparable 2001 period. The primary reason for the decrease in income from operations and operating margins was a result of product mix within the hydraulic shovel business as well as the $4.2 million restructuring charge related to the closure of the Tulsa manufacturing facility.

     Net Interest Expense

During the three months ended June 30, 2002, the Company's net interest expense decreased $0.9 million to $20.5 million from $21.4 million for the comparable 2001 period. This decrease was primarily due to the effects of lower interest rates, offset somewhat by higher average debt balances in the three months ended June 30, 2002 versus the comparable period in 2001.

     Other Income (Expense) - net

During the three months ended June 30, 2002, the Company's other income (expense) - net increased to $10.4 million net expense from $0.1 million net expense for the comparable period in 2001. The primary reasons for the increase were the write-down of notes receivable and certain investments in the Company's European Lifting business and certain investments the Company held in technology businesses related to its EarthKing Subsidiary ($15.0 million), offset partially by the foreign exchange gain on a foreign currency exchange forward contract ($5.5 million).

Six Months Ended June 30, 2002 Compared with the Six Months Ended June 30, 2001

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the six months ended June 30, 2002 and 2001.

                                                          Six Months Ended
                                                              June 30,             Increase
                                                     ---------------------------
                                                         2002          2001       (Decrease)
                                                     ------------- ------------- --------------
                                                               (amounts in millions)
NET SALES
   Terex Americas....................................$    612.8    $    473.8    $     139.0
   Terex Europe......................................     680.7         454.9          225.8
   Terex Mining......................................     138.5          91.8           46.7
   Eliminations/Corporate............................    (159.8)       (103.8)         (56.0)
                                                     ------------- ------------- --------------
     Total...........................................$  1,272.2    $    916.7    $     355.5
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Americas....................................$     84.8    $     70.0    $      14.8
   Terex Europe......................................     106.2          70.6           35.6
   Terex Mining......................................      12.3          19.5           (7.2)
   Eliminations/Corporate............................      (0.1)         (1.3)           1.2
                                                     ------------- ------------- --------------
     Total...........................................$    203.2    $    158.8    $      44.4
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Americas....................................$     55.9    $     33.1    $      22.8
   Terex Europe......................................      59.5          31.4           28.1
   Terex Mining......................................      13.8          17.4           (3.6)
   Eliminations/Corporate............................       3.9          (0.3)           4.2
                                                     ------------- ------------- --------------
     Total...........................................$    133.1    $     81.6    $      51.5
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Americas....................................$     28.9    $     36.9    $      (8.0)
   Terex Europe......................................      46.7          39.2            7.5
   Terex Mining......................................      (1.5)          2.1           (3.6)
   Eliminations/Corporate............................      (4.0)         (1.0)          (3.0)
                                                     ------------- ------------- --------------
     Total...........................................$     70.1    $     77.2    $      (7.1)
                                                     ============= ============= ==============

     Net Sales

Sales increased $355.5 million, or approximately 39%, to $1,272.2 million for the six months ended June 30, 2002 from $916.7 million for the comparable 2001 period. The primary reason for the increase in sales was the impact of businesses acquired since the second quarter of 2001. Excluding the impact of the acquisitions, net sales increased approximately 3% during the six months ended June 30, 2002 from the comparable 2001 period.

Terex Americas' sales were $612.8 million for the six months ended June 30, 2002, an increase of $139.0 million or approximately 29% from $473.8 million for the six months ended June 30, 2001. Excluding the impact of acquisitions, sales decreased approximately $17 million, due primarily to the decline in the mobile hydraulic crane and the Cedarapids businesses. Backlog was $165.7 million at June 30, 2002 compared to $86.3 million at June 30, 2001. The increase in backlog is primarily due to the impact of the businesses acquired since June 30, 2001, offset partially by the decline in the mobile hydraulic crane, the Cedarapids and the Light Construction Group. The sales mix was approximately 17% parts for the six months ended June 30, 2002 and 2001.

Terex Europe's sales were $680.7 million for the six months ended June 30, 2002, an increase of $225.8 million or approximately 50% from $454.9 million for the six months ended June 30, 2001. Excluding the impact of the companies acquired since June 30, 2001, net sales in the six months ended June 30, 2002 were up approximately 13% from the comparable period in 2001, reflecting the strong performance at the Benford and Powerscreen group businesses and improvements within the lifting businesses. Terex Europe's backlog was $189.3 million at June 30, 2002 and $95.7 million at June 30, 2001. The increase in backlog was due primarily to the businesses acquired as well as the backlog at the Powerscreen business, which at June 30, 2002 was approximately $10 million more than the prior year. Backlog does not include any significant parts orders, which are normally filled in the period ordered. The sales mix was approximately 11% parts for the six months ended June 30, 2002 and 12% for the comparable period in 2001.

Terex Mining's sales were $138.5 million for the six months ended June 30, 2002, an increase of $46.7 million or approximately 51% from the same period in the prior year. Excluding the impact of the $11.8 million return of five mining trucks in the six months ended June 30, 2001, net sales in 2002 increased $34.9 million, or approximately 34%, from the comparable period in 2001. Terex Mining's backlog was $40.5 million at June 30, 2002 and $24.2 million at June 30, 2001. The increase in backlog was due primarily to an increase in orders for large hydraulic mining shovels. The sales mix was approximately 45% parts for the six months ended June 30, 2002 as compared to 54% for the comparable 2001 period.

Net sales for Eliminations/Corporate in the six months ended June 30, 2002 primarily consist of the elimination of sales among the three segments. The primary reason for the increase in the six months ended June 30, 2002 from the six months ended June 30, 2001 is the increase in sales of crushing and screening products and loader backhoes from Terex Europe to Terex Americas.

     Gross Profit

Gross profit for the six months ended March 31, 2002 increased approximately 28%, or $44.4 million, to $203.2 million from $158.8 million in the comparable 2001 period. The increase in gross profit is primarily due to the impact of businesses acquired since the second quarter of 2001 partially offset by restructuring charges of $13.6 million recorded in the six months ended June 30, 2002. Gross profit as a percentage of sales decreased to 16.0% in the six months ended June 30, 2002 as compared to 17.3% in the prior year period. Excluding the impact of businesses acquired, gross profit was 16.2% of net sales for the six months ended June 30, 2002.

Terex Americas' gross profit increased approximately 21%, or $14.8 million, to $84.8 million for the six months ended June 30, 2002, compared to $70.0 million for the six months ended June 30, 2001. The increase in gross profit is due primarily to the impact of businesses acquired, offset by the impact of the special charges for the write down of certain assets in the light construction group ($7.9 million) and restructuring at Standard Havens and Cedarapids ($1.5 million), as well as a decline in sales in the Cedarapids and the mobile hydraulic crane businesses. The gross margin percentage decreased to 13.8% in the six months ended June 30, 2002 as compared to 14.8% in 2001. Excluding the impact of acquisitions, gross margin percentage decreased to 13.4% in the six months ended June 30, 2002 from 14.8% for the comparable 2001 period.

Terex Europe's gross profit increased $35.6 million, or approximately 50%, to $106.2 million for the six months ended June 30, 2002, compared to $70.6 million for the six months ended June 30, 2001. The increase in gross profit was a result primarily of the inclusion of businesses acquired. Gross profit as a percentage of sales increased slightly to 15.6% in 2002 from 15.5% in 2001. Excluding the impact of acquisitions, gross profit increased to approximately $74 million. However, as a percentage of net sales, gross profit decreased to 14.9% in the six months ended June 30, 2002 as compared to 15.5% in the comparable period in 2001.

Terex Mining's gross profit decreased $7.2 million, or approximately 37%, to $12.3 million for the six months ended June 30, 2002, compared to $19.5 million for the six months ended June 30, 2001. The decrease in gross profit was a result primarily of product mix within the hydraulic shovel business, as well as the reclassification in 2002 of certain service expenses to cost of sales from selling, general and administrative expenses. Gross profit as a percentage of sales decreased to 8.9% from 21.2% in 2001.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $133.1 million, or 10.5% of sales, for the six months ended June 30, 2002 from $81.6 million, or 8.9% of sales, for the six months ended June 30, 2001, principally due to the impact of businesses acquired. Excluding the impact of the businesses acquired since June 30, 2001, selling, general and administrative expenses in the six months ended June 30, 2002 were 8.7% of sales, a slight decrease from the comparable 2001 period, reflecting management's continued focus on cost control.

Terex Americas' selling, general and administrative expenses increased to $55.9 million, or 9.1% of sales, for the six months ended June 30, 2002, from $33.1 million, or 7.0% of sales, for the comparable period in 2001, principally due to the impact of businesses acquired. Excluding the impact of the acquisitions, selling, general and administrative expenses in the six months ended June 30, 2002 decreased to approximately $32 million and remained constant at 7.0% as a percentage of sales.

Terex Europe's selling, general and administrative expenses increased to $59.5 million, or 8.7% of sales, for the six months ended June 30, 2002 from $31.4 million, or 6.9% of sales, for the six months ended June 30, 2001. This increase in selling, general and administrative expenses was principally due to the impact of businesses acquired. Excluding the impact of the businesses acquired, selling, general and administrative expenses in the six months ended June 30, 2002 remained constant at $31.4 million, but decreased to 6.3% as a percentage of net sales.

Terex Mining's selling, general and administrative expenses decreased to $13.8 million for the six months ended June 30, 2002 as compared to $17.4 million for the six months ended June 30, 2001. As a percentage of sales, selling, general and administrative expenses decreased to 10.0% in the six months ended June 30, 2002 as compared to 19.0% in the prior year's period. The primary reason for the decline was the reclassification of certain service expenses to cost of sales in 2002.

     Income from Operations

On a consolidated basis, the Company had income from operations of $70.1 million, or 5.5% of sales, for the six months ended June 30, 2002, compared to income from operations of $77.2 million, or 8.4% of sales, for the six months ended June 30, 2001. The primary reasons for the decline in income from operations were the inclusion in the six months ended June 30, 2002 of restructuring and other charges of $14.2 million, double digit revenue declines in the North American mobile hydraulic crane and Cedarapids businesses, a shift in product mix and a competitive pricing environment in some end markets.

Terex Americas' income from operations decreased by $8.0 million to $28.9 million, or 4.7% of sales, for the six months ended June 30, 2002 from $36.9 million, or 7.8% of sales, for the six months ended June 30, 2001. The decrease in income from operations and operating margins is primarily due to the decline in sales in the mobile hydraulic crane and Cedarapids businesses, as well as $10.0 million of special and restructuring charges related to the consolidation of the Company's hot mix asphalt plant businesses and the write-down of certain assets in the light construction group. Excluding the impact of the businesses acquired in late 2001 and early 2002 and the restructuring charges, operating margin was 8.7% for the six months ended June 30, 2002, as compared to 7.8% in the prior year period.

Terex Europe's income from operations of $46.7 million for the six months ended June 30, 2002 was an increase of $7.5 million from income of $39.2 million for the six months ended June 30, 2001. The increase was primarily due to the impact of the businesses acquired since June 30, 2001, as well as improvements in the lifting business. Income from operations as a percentage of sales decreased to 6.9% for the six months ended June 30, 2002 from 8.6% for the comparable 2001 period. Excluding the impact of the business acquired since June 30, 2001, operating margin was constant at 8.6% for the six months ended June 30, 2002 and 2001.

Terex Mining's income from operations decreased $3.6 million to a loss of $1.5 million for the six months ended June 30, 2002, as compared to income of $2.1 million for the six months ended June 30, 2001. As a percentage of sales, operating income was a loss of 1.1% in the six months ended June 30, 2002 as compared to income of 2.3% in the comparable 2001 period. The primary reasons for the decrease in income from operations and operating margins was a result of product mix within the hydraulic shovel business and the $4.2 million restructuring charge related to the closure of the Tulsa manufacturing facility.

     Net Interest Expense

During the six months ended June 30, 2002, the Company's net interest expense increased $1.3 million to $41.7 million from $40.4 million for the comparable 2001 period. This increase was primarily due to higher average debt balances that more than offset the effects of lower interest rates in the six months ended June 30, 2002 versus the comparable period in 2001.

     Other Income (Expense) - net

During the six months ended June 30, 2002, the Company's other income (expense)
- net increased to $11.6 million net expense from $0.9 million net expense for the comparable period in 2001. The primary reasons for the increase were the write-down of notes receivable and certain investments in the Company's European Lifting business and certain investments the Company held in technology businesses related to its EarthKing Subsidiary ($15.0 million), offset partially by the foreign exchange gain on a foreign currency exchange forward contract ($5.5 million).

     Extraordinary Item

During the six months ended June 30, 2001, the Company recorded a charge of $2.3 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

     Cumulative Effect of Change in Accounting Principle

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in the six months ended June 30, 2002. (See "Critical Accounting Policies," below, for additional information on these charges.) This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Mining Segment) $105.7 million, net of income taxes, and the Light Construction Group (Terex Americas Segment) $18.1 million, net of income taxes. The charge was partially offset by the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

CRITICAL ACCOUNTING POLICIES

In the six months ended June 30, 2002, the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million. This was in accordance with the requirements of the Financial Accounting Standards Board as set out in its SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets."

SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations be accounted for using the purchase method, including eliminating any previously recorded negative goodwill. Accordingly, the Company recorded a cumulative effect of an accounting change of $10.7 million related to the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and details how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill related to acquisitions completed by the Company after June 30, 2001 was not amortized in 2001 or 2002 and, beginning on January 1, 2002, goodwill related to acquisitions completed by the Company prior to July 1, 2001 is no longer being amortized. Under SFAS No. 142, goodwill and indefinite life intangible assets are to be reviewed at least annually for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was required to be performed on all reporting units by June 30, 2002.

Under the transitional provisions of SFAS No. 142, the Company identified its reporting units and performed impairment tests on the net goodwill and other intangible assets associated with each of the reporting units using a valuation date of January 1, 2002. The SFAS No. 142 impairment test is a two-step process. First, it requires comparison of the book value of net assets to the fair value of the related reporting units. If the fair value was determined to be less than book value, a second step was performed to compute the amount of impairment. In the second step, the implied fair value of goodwill was estimated as the fair value of the reporting unit used in the first step less the fair values of all other tangible and intangible assets of the reporting unit. If the carrying amount of goodwill exceeded its implied fair market value, an impairment loss was recognized in an amount equal to that excess.

The Company estimated the fair value of each of its reporting units using a discounted cash flow methodology and utilized the assistance of independent valuation experts to value the tangible and intangible assets. As a result, an impairment loss of $132.2 million ($124.1 million, net of income taxes) was recorded in the first quarter of 2002. This charge relates to the Company's Mining Group (Terex Mining Segment) $105.7 million ($105.7 million, net of income taxes), Light Construction Group (Terex Americas Segment) $26.2 million ($18.1 million, net of income taxes) and EarthKing Subsidiary (Terex Americas Segment) $0.3 million ($0.3 million, net of income taxes). The adjustment from the adoption of SFAS No. 142 has been recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

The charge associated with the adoption of SFAS No. 142 takes into account the current economic conditions in these industries as well as management's estimates for the future. The write-down for the Mining Group relates primarily to the underperformance of the mining truck business. The write-down in the Light Construction Group relates to the difficult market conditions of that business. Management will continue to evaluate the long-term strategic role of this operation. The write-down for the Earthking Subsidiary relates to the underperformance of the underlying businesses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $8.6 million was provided by operating activities during the six months ended June 30, 2002. Approximately $24 million was used for working capital. Net cash used in investing activities was $97.0 million during the six months ended June 30, 2002 and primarily represents the acquisitions of Schaeff, Utility Equipment, EPAC and Advance Mixer and capital expenditures. Net cash provided by financing activities was $113.8 million during the six months ended June 30, 2002, which primarily represents the proceeds from the issuance in a public offering of 5.3 million shares of the Company's common stock on April 23, 2002. Cash and cash equivalents totaled $280.9 million at June 30, 2002. In addition, the Company had approximately $229 million available for borrowing under its revolving credit facilities at June 30, 2002. Therefore, total liquidity available to the Company at June 30, 2002 was approximately $510 million.

Including the January 2002 acquisitions of Schaeff and Utility Equipment, the March 2002 acquisition of EPAC, the April 2002 acquisition of Advance Mixer, and the 2001 acquisitions of the Jaques Group, CMI and Atlas, since the beginning of 1995 Terex has invested approximately $1.4 billion to strengthen and expand its core businesses through more than 25 strategic acquisitions. As demonstrated by the recent announcements of the Company's plans to acquire Demag Mobile Cranes GmbH & Co. KG ("Demag") and Genie Holdings, Inc. ("Genie") (see Item 5 - "Other Information"), Terex expects that acquisitions and new product development will continue to be important components of its growth strategy and is continually reviewing acquisition opportunities. The Company will continue to pursue strategic acquisitions, some of which could individually or in the aggregate be material, which complement the Company's operations and offer cost reduction opportunities, distribution and purchasing synergies and product diversification.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including strategic dispositions of business units, or any combination thereof. On April 23, 2002, the Company issued approximately 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million. On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 million of term debt maturing in June 2009 and a revolving credit facility of $300 million that is available through June 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility. As part of the revised credit agreement, amendments were made to certain covenants and other provisions to allow the Company greater flexibility.

During 2001, the Company successfully executed three capital market transactions raising $500 million in senior subordinated notes, expanding its revolving credit facilities to $300 million and raising $96 million from the issuance of common stock. Additionally, in October 2001, January 2002 and March 2002, the Company issued approximately 3.6 million shares, 0.5 million shares and 0.3 million shares of its common stock in connection with the acquisition of CMI, Utility Equipment and EPAC, respectively, as a means of acquiring businesses. The Company also sold approximately 1.3 million shares of its common stock to certain former shareholders of Schaeff in January 2002. The Company intends to issue shares of its common stock to Genie's shareholders in connection with its planned acquisition of Genie (see Item 5 -- "Other Information").

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as financing of receivables from customers and dealers. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt. The Company's contractual long-term debt future cash obligations pursuant to the July 3, 2002 amended and restated credit facility are as follows:

                                               Long-term debt
                                               --------------
                                                (in millions)
             Payments due by year:
               2002............................$.      32.7
               2003..............................       9.1
               2004..............................      19.5
               2005..............................       7.9
               2006..............................       6.0
               2007..............................      30.9
               Thereafter........................   1,114.4
                                               ----------------
                    Total......................$.   1,220.5
                                               ================

Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements.

The Company's main sources of funding are cash generated from operations and access to the Company's bank credit facilities, as well as the Company's ability to access the capital markets. Additionally, the Company sells customer accounts receivable, substantially all of which are insured, to third party institutions to accelerate the collection of cash.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at fixed interest rates from 8-7/8% to 10-3/8%. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $350 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and its 10-3/8% Senior Subordinated Notes. The floating rates are based on a spread of 2.91% to 4.94% over London Interbank Offer Rate ("LIBOR"). At June 30, 2002, the floating rates ranged between 4.80% and 6.90%.

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

The Company previously reported that it was a party to an action commenced in the United States District Court for the District of Delaware by the End of the Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans against the Company and certain former officers and directors of Fruehauf and Terex. This matter has been resolved and the action has been dismissed.

The Company is a defendant in an action commenced in the United States District Court for the Southern District of Florida, Miami Division, in which the plaintiff alleges that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiff's ancestors by German industry during the Nazi era. The plaintiff alleges that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of its mining shovel subsidiary, O&K Mining GmbH, from O&K AG, and is claiming a return of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiff is considering a request to dismiss the Company from the action. The Company has made a claim for indemnification with respect to the action pursuant to the Share Purchase Agreement dated December 18, 1997 between the Company and O&K AG. In addition, the United States Department of Justice has filed a Statement of Interest in the action that recommends dismissal of the action for foreign policy interests of the United States.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 becomes effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146 a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under current accounting principles, a liability for an exit cost is recognized at the date of an entity's commitment to an exit plan. The Company is currently evaluating the provisions of SFAS No. 146 to determine its impact on its financial statements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ------------------------------------------------------------------

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2002, the Company had foreign currency contracts with a notional value of $146.4 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $10.0 million at June 30, 2002.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to reduce interest rate volatility. At June 30, 2002, the Company had approximately $65 million of interest rate swaps fixing interest rates between 9.23% and 9.32%. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $0.7 million at June 30, 2002.

At June 30, 2002, the Company had approximately $429 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.80% and 6.90% at June 30, 2002. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $3.7 million.

At June 30, 2002, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at June 30, 2002 would have increased interest expense by approximately $2 million in the six months ended June 30, 2002.

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

Item 2.       Changes in Securities and Use of Proceeds

On June 5, 2002, the Company issued 19,581 shares of its common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued to a holder of the Company's equity rights issued May 9, 1995 ("Equity Rights") in connection with the exercise of 38,000 Equity Rights by such holder. Pursuant to the terms of the Equity Rights exercised by such holder, the holder was entitled to receive payment of $455,565 in cash or shares of common stock. The Company elected to make such payment by issuance of shares of common stock having a then-current market value equal to the payment amount. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of common stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 16, 2002, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 28, 2002 voted to approve each of the three proposals included in the Company's proxy statement as follows:

                                                  Affirmative         Negative         Abstentions          Unvoted
                                                ----------------- ------------------ -----------------  -----------------
Proposal 1: To elect seven directors to hold
      office for one year or until their
      successors are duly elected and qualified:
                  Ronald M. DeFeo                  33,217,765          659,123             ---                ---
                  G. Chris Andersen                33,218,664          658,224             ---                ---
                  Don DeFossett                    33,214,723          662,165             ---                ---
                  William H. Fike                  33,214,223          662,665             ---                ---
                  Dr. Donald P. Jacobs             29,040,068        4,836,819             ---                ---
                  Marvin B. Rosenberg              33,207,719          669,169             ---                ---
                  David A. Sachs                   33,052,908          824,790             ---                ---

Proposal 2:  To ratify the selection of
     PricewaterhouseCoopers LLP as independent
     accountants of the Company for 2002:          33,120,805          668,481          87,602               ---

..
Proposal 3: To approve an amendment to the
     Company's 2000 Incentive Plan to increase
     the number of shares of the Company's
     common stock available for grant
     thereunder:                                   29,608,802        3,675,005         595,073               ---

Item 5.       Other Information

On April 23, 2002, the Company issued 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million.

On May 17, 2002, the Company announced that that it had entered into an agreement to acquire Demag for approximately 160 million Euros. Demag, headquartered in Zweibrucken, Germany, manufactures and distributes telescopic and lattice boom cranes, and had 2001 revenues of approximately $360 million. The transaction is subject to customary closing conditions, including regulatory approval, and is anticipated to close in the third quarter of 2002.

On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 million of term debt maturing in June 2009 and a revolving credit facility of $300 million that is available through June 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility. As part of the revised credit agreement, amendments were made to certain covenants and other provisions to allow the Company greater flexibility.

On July 19, 2002, the Company announced it had signed an Agreement and Plan of Merger with Genie, a global manufacturer of aerial work platforms with 2001 revenues of approximately $575 million. The purchase consideration will be $75 million, consisting of approximately $65 million in Terex common stock and $10 million in cash, subject to adjustment. In addition, the Company will assume and refinance approximately $195 million of Genie's debt. In accordance with the agreement, the exchange ratio of Terex common shares for Genie shares will be based upon the average closing price for Terex common stock for the ten consecutive trading days prior to the closing date. Based on the share price of Terex common stock on the date of the agreement, the Company would issue approximately 3.2 million shares of its common stock to the Genie shareholders. The transaction is subject to customary closing conditions including regulatory approval, and is anticipated to close in the third quarter of 2002.

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

              (b) Reports on Form 8-K.

          - During the quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

               - A report on Form 8-K dated April 18, 2002 was filed on April 18, 2002 announcing the Company had entered into an underwriting agreement with Credit Suisse First Boston relating to the sale and issuance of 5,000,000 shares of the Company's Common Stock, plus up to 750,000 additional shares which may be issued to cover over allotments.

               - A report on Form 8-K dated May 16, 2002 was filed on May 17, 2002 announcing the Company had entered into an agreement to acquire Demag Mobile Cranes GmbH & Co. KG.

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


                                                 TEREX CORPORATION
                                                 -----------------
                                                    (Registrant)


Date:  August 9, 2002                        /s/ Joseph F. Apuzzo
                                             ---------------------
                                                Joseph F. Apuzzo
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date:  August 9, 2002                        /s/ Mark T. Cohen
                                             ---------------------
                                                Mark T. Cohen
                                                Controller
                                                (Principal Accounting Officer)

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

4.7 Sixth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of September 30, 1998) (incorporated by reference to Exhibit 4.7 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

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

4.13 Fifth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.13 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

4.14 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.15 First Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to Exhibit 4.15 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

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

10.8     Terex Corporation 2000 Incentive Plan, as amended. *

10.9 Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent. *

10.10 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.15 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit
         10.27 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.16 Registration Rights Agreement dated as of March 29, 2001 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.17 Agreement and Plan of Merger, dated as of June 27, 2001, by and among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2001 and filed with the Commission on June 28, 2001).

10.18 Underwriting Agreement, dated as of December 5, 2001, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
         Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 5, 2001 and filed with the Commission on December 6,
         2001).

10.19 Purchase Agreement, dated as of December 10, 2001, among Terex Corporation and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.32 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.20 Registration Rights Agreement, dated as of December 17, 2001, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.33 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.21 Agreement on the Sale and Purchase of Shares of the Schaeff Group of Companies, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.22 Stock Purchase Agreement Concerning the Acquisition of Terex Common Stock, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.23 Underwriting Agreement, dated as of April 18, 2002 between Terex Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 18, 2002 and filed with the Commission on April 18, 2002).

10.24 Sale and Purchase Agreement, dated May 16, 2002, among Terex Corporation, Terex Germany GmbH & Co. KG and Demag Mobile Cranes GmbH (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 16, 2002 and filed with the Commission on May 17, 2002).

10.25    Agreement  and  Plan of  Merger,  dated  July  19,  2002,  among  Terex
         Corporation, Magic Acquisition Corp., Genie Holdings, Inc., Robert Wilkerson, S. Ward Bushnell, F. Roger Brown, Wilkerson Limited
         Partnership, Bushnell Limited Partnership and R. Brown Limited Partnership (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 19, 2002 and filed with the Commission on July 22, 2002).

10.26 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
         10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.27 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.28 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.29 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

12       Calculation of Ratio of Earnings to Fixed Charges. *

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002. *

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002. *

      *  Exhibit filed with this document.