Form 10-Q
period 2002-09-30
TEREX CORP
filed 2002-11-14
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                 F O R M 10 - Q

(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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


Number of outstanding shares of common stock: 47.4 million as of November 11, 2002.


The Exhibit Index begins on page 52.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned except PPM Cranes, Inc.) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes") and $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The following subsidiaries, with the exception of PPM Cranes, Inc., are also guarantors of the Company's $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note P to the Company's September 30, 2002 Condensed Consolidated Financial Statements included in this Quarterly Report.

                        State or other jurisdiction of        I.R.S. employer
  Guarantor              incorporation or organization     identification number
  ---------              -----------------------------     ---------------------
Amida Industries, Inc.                  South Carolina           57-0531390
Benford America, Inc.                      Delaware              76-0522879
BL-Pegson USA, Inc.                       Connecticut            31-1629830
Cedarapids, Inc.                             Iowa                42-0332910
CMI Dakota Company                       South Dakota            46-0440642
CMI Terex Corporation                      Oklahoma              73-0519810
CMIOIL Corporation                         Oklahoma              73-1125438
Coleman Engineering, Inc.                  Tennessee             62-0949893
EarthKing, Inc.                            Delaware              06-1572433
Finlay Hydrascreen USA, Inc.              New Jersey             22-2776883
Fuchs Terex, Inc.                          Delaware              06-1570294
Genie Access Services, Inc.               Washington             91-2073567
Genie Financial Services, Inc.            Washington             91-1712115
Genie Holdings, Inc.                      Washington             91-1666966
Genie Industries, Inc.                    Washington             91-0815489
Genie International, Inc.                 Washington             91-1975116
Genie Manufacturing, Inc.                 Washington             91-1499412
Genie USA Trading, Inc.                   Washington             91-1973009
GFS Commercial LLC                        Washington                 n/a
GFS National, Inc.                        Washington             91-1959375
Go Credit Corporation                     Washington             91-1563427
Koehring Cranes, Inc.                      Delaware              06-1423888
Lease Servicing & Funding Corp.           Washington             91-1808180
O & K Orenstein & Koppel, Inc.             Delaware              58-2084520
Payhauler Corp.                            Illinois              36-3195008
Powerscreen Holdings USA Inc.              Delaware              61-1265609
Powerscreen International LLC              Delaware              61-1340898
Powerscreen North America Inc.             Delaware              61-1340891
Powerscreen USA, LLC                       Kentucky              31-1515625
PPM Cranes, Inc.                           Delaware              39-1611683
Product Support, Inc.                      Oklahoma              73-1488926
Royer Industries, Inc.                   Pennsylvania            24-0708630
Schaeff, Inc.                                Iowa                42-1097891
Standard Havens, Inc                       Delaware              43-0913249
Standard Havens Products, Inc.             Delaware              43-1435208
Telelect Southeast Distribution, Inc.      Tennessee             02-0560744
Terex Advance Mixer, Inc.                  Delaware              06-1444818
Terex Bartell, Inc.                        Delaware              34-1325948
Terex Cranes, Inc.                         Delaware              06-1513089
Terex Mining Equipment, Inc.               Delaware              06-1503634
Terex Utilities, Inc.                      Delaware              04-3711918
Terex-RO Corporation                        Kansas               44-0565380
Terex-Telelect, Inc.                       Delaware              41-1603748
The American Crane Corporation          North Carolina           56-1570091
Utility Equipment, Inc.                     Oregon               93-0557703

                                                                        Page No.
PART I     FINANCIAL INFORMATION

 Item 1  Condensed Consolidated Financial Statements

    TEREX CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Statement of Operations --
           Three months and nine months ended September 30, 2002 and 2001......3
       Condensed Consolidated Balance Sheet - September 30, 2002
               and December 31, 2001...........................................4
       Condensed Consolidated Statement of Cash Flows --
           Nine months ended September 30, 2002 and 2001.......................5
       Notes to Condensed Consolidated Financial Statements
               -- September 30, 2002...........................................6

    PPM CRANES, INC.
       Condensed Consolidated Statement of Operations --
           Three months and nine months ended September 30, 2002 and 2001.....27
       Condensed Consolidated Balance Sheet - September 30, 2002
               and December 31, 2001..........................................28
       Condensed Consolidated Statement of Cash Flows --
           Nine months ended September 30, 2002 and 2001......................29
       Notes to Condensed Consolidated Financial Statements
               -- September 30, 2002..........................................30

 Item 2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................33
 Item 3  Quantitative and Qualitative Disclosures About Market Risk...........46
 Item 4  Controls and Procedures..............................................47

PART II    OTHER INFORMATION

 Item 1  Legal Proceedings....................................................47
 Item 2  Changes in Securities and Use of Proceeds............................47
 Item 3  Defaults Upon Senior Securities......................................47
 Item 4  Submission of Matters to a Vote of Security Holders..................47
 Item 5  Other Information....................................................47
 Item 6  Exhibits and Reports on Form 8-K.....................................48

SIGNATURES....................................................................49

CERTIFICATIONS................................................................50

EXHIBIT INDEX.................................................................52



                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                 For the Three Months        For the Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                              --------------------------- ---------------------------
                                                                  2002          2001          2002          2001
                                                              ------------- ------------- ------------- -------------

Net sales.....................................................$    674.1    $    453.7    $  1,946.3    $  1,370.4
Cost of goods sold............................................     585.4         408.2       1,654.4       1,166.1
                                                              ------------- ------------- ------------- -------------

     Gross profit.............................................      88.7          45.5         291.9         204.3
Selling, general and administrative expenses..................      54.7          41.8         187.8         123.4
                                                              ------------- ------------- ------------- -------------

     Income from operations...................................      34.0           3.7         104.1          80.9

Other income (expense):
     Interest income..........................................       1.8           2.8           4.7           6.6
     Interest expense.........................................     (22.3)        (21.9)        (66.9)        (66.1)
     Other income (expense) - net.............................       3.2          (0.6)         (8.4)         (1.5)
                                                              ------------- ------------- ------------- -------------

     Income (loss) before income taxes and extraordinary items      16.7         (16.0)         33.5          19.9
Provision for income taxes....................................      (5.3)          5.1         (10.7)         (6.4)
                                                              ------------- ------------- ------------- -------------

     Income (loss) before extraordinary items.................      11.4         (10.9)         22.8          13.5
Extraordinary loss on retirement on debt......................      (1.6)        ---            (1.6)         (2.3)

Cumulative effect of change in accounting principle...........     ---           ---          (113.4)        ---

                                                              ------------- ------------- ------------- -------------

Net income (loss).............................................$      9.8    $    (10.9)   $    (92.2)   $     11.2
                                                              ============= ============= ============= =============



Per common share:
    Basic:
      Income (loss) before extraordinary items................$     0.26    $    (0.41)   $      0.55   $      0.50
      Extraordinary loss on retirement of debt................     (0.04)       ---             (0.04)        (0.08)
      Cumulative effect of change in accounting principle.....    ---           ---             (2.71)       ---
                                                              ------------- ------------- ------------- -------------
        Net income (loss).....................................$     0.22    $    (0.41)   $     (2.20)  $      0.42
                                                              ============= ============= ============= =============

    Diluted:
      Income (loss) before extraordinary items................$     0.25    $    (0.41)   $      0.54   $      0.48
      Extraordinary loss on retirement of debt................     (0.03)       ---             (0.04)        (0.08)
      Cumulative effect of change in accounting principle.....    ---           ---             (2.67)       ---
                                                              ------------- ------------- ------------- -------------

        Net income (loss).....................................$     0.22    $    (0.41)   $     (2.17)  $      0.40
                                                              ============= ============= ============= =============


Weighted average number of shares outstanding in per share calculation:
        Basic.................................................      44.5          26.9          41.8          26.9
        Diluted...............................................      45.2          26.9          42.5          27.7

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)


                                                                                 September 30,
                                                                                      2002          December 31,
                                                                                  (unaudited)           2001
                                                                                ----------------- -----------------
Assets
    Current assets
         Cash and cash equivalents..............................................  $       337.6     $       250.4
         Trade receivables (net of allowance of $12.8 at September 30, 2002
           and $8.6 at December 31, 2001).......................................          639.0             351.1
         Inventories............................................................        1,133.7             704.8
         Deferred taxes.........................................................           49.0              23.7
         Other current assets...................................................          136.2              53.0
                                                                                  ----------------- -----------------
             Total current assets...............................................        2,295.5           1,383.0
    Long-term assets
         Property, plant and equipment..........................................          265.3             173.9
         Goodwill...............................................................          604.5             620.1
         Deferred taxes.........................................................           94.6              75.4
         Other assets...........................................................          332.8             134.6
                                                                                  ----------------- -----------------

    Total assets................................................................  $     3,592.7     $     2,387.0
                                                                                  ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt....................  $        86.5     $        34.7
         Trade accounts payable.................................................          527.9             291.0
         Accrued compensation and benefits......................................           73.6              37.4
         Accrued warranties and product liability...............................           85.5              62.7
         Other current liabilities..............................................          300.8             201.3
                                                                                  ----------------- -----------------
             Total current liabilities..........................................        1,074.3             627.1
    Non-current liabilities
         Long-term debt, less current portion...................................        1,548.2           1,020.7
         Other..................................................................          198.1             143.8

    Commitments and contingencies

    Stockholders' equity
         Equity rights..........................................................          ---                 0.5
         Common stock, $.01 par value - authorized 150.0 shares; issued 48.5 and 37.5 shares at September 30, 2002 and December 31, 2001,
           respectively.........................................................            0.5               0.4
         Additional paid-in capital.............................................          753.8             532.4
         Retained earnings......................................................          107.7             199.9
         Accumulated other comprehensive income.................................          (72.1)           (120.3)
         Less cost of shares of common stock in treasury - 1.2 and 1.1 shares at
           September 30, 2002 and December 31, 2001, respectively...............          (17.8)            (17.5)
                                                                                  ----------------- -----------------
             Total stockholders' equity.........................................          772.1             595.4
                                                                                  ----------------- -----------------

    Total liabilities and stockholders' equity..................................  $     3,592.7     $     2,387.0
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



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   ---------------------------
                                                                                        2002         2001
                                                                                   ---------------------------
 Operating Activities
    Net income (loss)...........................................................  $    (92.2)    $    11.2
    Adjustments to reconcile net income (loss) to cash provided by (used in)
      operating activities:
         Depreciation...........................................................        23.1          16.2
         Amortization...........................................................         6.0          13.0
         Impairment charges and asset write downs...............................       140.8         ---
         Restructuring charges..................................................         5.4          19.5
         Extraordinary loss on retirement of debt...............................         1.6           2.3
         Gain on sale of fixed assets...........................................        (0.3)         (1.3)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables....................................................       (45.8)         13.8
           Inventories..........................................................       (61.4)        (56.4)
           Trade accounts payable...............................................        84.8           5.4
           Other, net...........................................................       (53.7)        (47.7)
                                                                                  -------------- -------------
              Net cash provided by (used in) operating activities...............         8.3         (24.0)
                                                                                  -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired.............................      (440.7)        (10.4)
    Capital expenditures........................................................       (16.4)         (9.3)
    Proceeds from sale of assets................................................         3.6           3.7
    Other.......................................................................       ---            (3.4)
                                                                                  -------------- -------------
              Net cash used in investing activities.............................      (453.5)        (19.4)
                                                                                  -------------- -------------


 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs.............       572.0         287.9
    Issuance of common stock....................................................       113.3         ---
    Principal repayments of long-term debt......................................      (218.1)       (194.2)
    Net borrowings (repayments) under revolving line of credit agreements.......        60.4          29.2
    Other.......................................................................        (1.3)         (1.0)
                                                                                  -------------- -------------
              Net cash provided by financing activities.........................       526.3         121.9
                                                                                  -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents...................         6.1           0.9
                                                                                  -------------- -------------


 Net Increase in Cash and Cash Equivalents......................................        87.2          79.4

 Cash and Cash Equivalents at Beginning of Period...............................       250.4         181.4
                                                                                  -------------- -------------

 Cash and Cash Equivalents at End of Period.....................................  $    337.6     $   260.8
                                                                                  ============== =============



   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Cash and cash equivalents at September 30, 2002 and December 31, 2001 include $5.5 and $7.6, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and shall be applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The Company is currently evaluating the provisions of SFAS No. 145 to determine its impact on the Company's financial statements.

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

Revenue recognition - lease transactions. Revenue from sales-type leases is recognized at the inception of the lease. Income from operating leases is recognized ratably over the term of the lease. The Company routinely sells equipment subject to operating leases and the related lease payments. If the Company does not retain a substantial risk of ownership in the equipment, the transaction is recorded as a sale. If the Company does retain a substantial risk of ownership, the transaction is recorded as a borrowing and the operating lease payments are recognized as revenue over the term of the lease and the debt is amortized over a similar period.

NOTE B -- ACQUISITIONS

On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"). Schaeff is a German manufacturer of compact construction equipment and a full range of scrap material handlers. Schaeff's annual revenues for 2001 were approximately $220. Total cash consideration paid for Schaeff was approximately $62, subject to adjustment. In a separate transaction, certain former shareholders of Schaeff purchased approximately 1.3 million shares of Common Stock from the Company in January 2002 for $17.3045 per share, or approximately $23 in total. The per share purchase price was based on the average price of the Common Stock on the New York Stock Exchange ("NYSE") for a twenty day trading period prior to the sale. Schaeff is included in the Terex Construction segment. In addition, as consideration for this Common Stock purchase, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, at each of eighteen, twenty four, thirty and thirty six months following such stock purchase, the Common Stock is not trading on the NYSE at a price at least 28% higher than the purchase price, up to a maximum number of shares of Common Stock having a value of $3.2.

On January 15, 2002, the Company completed the acquisition of Utility Equipment, Inc., which does business as Pacific Utility Equipment Co. ("Utility Equipment"). Utility Equipment, headquartered in Oregon with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 455 thousand shares of Common Stock, subject to adjustment. One of such adjustments may require the Company to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Utility Equipment acquisition, the Common Stock is not trading on the NYSE at a price at least 25% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $2.0. Utility Equipment is included in the Terex Roadbuilding, Utility Products and Other segment.

On March 26, 2002, the Company acquired EPAC Holdings, Inc., which did business under the names Telelect East and Eusco ("Telelect Southeast"). Telelect Southeast, headquartered in Richmond, Virginia with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 300 thousand shares of Common Stock and $1.1 cash. In addition, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Telelect Southeast acquisition, the Common Stock is not trading on the NYSE at a price at least 25% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $1.7. Telelect Southeast is included in the Terex Roadbuilding, Utility Products and Other segment.

On April 11, 2002, the Company acquired certain assets and liabilities of Advance Mixer, Inc. ("Advance Mixer") in the bankruptcy proceedings of Advance Mixer for $12.5 cash. Advance Mixer manufactures and markets cement mixer trucks at its facilities in Fort Wayne, Indiana. Advance Mixer is included in the Terex Roadbuilding, Utility Products and Other segment.

On August 30, 2002, the Company completed the acquisition of Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") for approximately 160 million Euros. Demag, headquartered in Zweibrucken, Germany, manufactures and distributes telescopic and lattice boom cranes, and had 2001 revenues of approximately $360. Demag is included in the Terex Cranes segment.

On September 18, 2002, the Company completed the acquisition of Genie Holdings, Inc. and its affiliates ("Genie"), a global manufacturer of aerial work platforms with 2001 revenues of approximately $575 (the "Genie Acquisition"). The purchase consideration was approximately $75, consisting of $64.9 in Common Stock (approximately 3.2 million shares of Common Stock) and $10.1 in cash, subject to adjustment. In addition, the Company assumed and refinanced approximately $168 of Genie's debt. The number of shares of Common Stock issued in the Genie Acquisition was determined based on the average price of the Common Stock on the NYSE for a ten day trading period prior to the closing of the transaction. In addition, one of the purchase consideration adjustments may require the Company to issue additional shares of Common Stock if, at each of twelve, eighteen and twenty four months following the Genie acquisition, the Common Stock is not trading on the NYSE at a price at least 15% higher than the price at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of approximately $9.7 in the aggregate. The Company initiated the Genie Acquisition as an opportunity to diversify its product offering with the addition of a complete line of aerial work platforms with a strong global brand and significant market share. The Genie Acquisition is also intended to provide operational and marketing synergies and cost savings, such as allowing the Genie product line to expand the reach of its distribution through the Company's existing sales base, particularly in Europe. Genie is included in the Terex Aerial Work Platforms segment.

The operating results of the acquired businesses are included in the Company's consolidated results of operations since their respective dates of acquisition.

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                                     Pro Forma for the
                                                   -----------------------------------------------------
                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                   -----------------------------------------------------
                                                       2002         2001         2002          2001
                                                       ----         ----         ----          ----
 Net sales.........................................$  784.5     $   598.7    $  2,331.6   $1,882.0
 Income from operations............................$   39.2     $     2.6    $    113.4   $  103.2
 Income (loss)before extraordinary items...........$    9.9     $   (15.2)   $     12.0   $   18.4
 Income before extraordinary items, per share:
    Basic..........................................$    0.21    $   (0.50)   $      0.27  $    0.61
    Diluted........................................$    0.21    $   (0.50)   $      0.26  $    0.60

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

The estimated fair values of assets and liabilities acquired by the Company in the Genie Acquisition are summarized as follows:

      Cash  ...............................................$     14.4
      Net trade receivables................................     121.0
      Inventories..........................................      95.3
      Other current assets.................................      59.1
      Property, plant and equipment........................      64.5
      Other non-current assets.............................     134.6
      Accounts payable.....................................     (82.7)
      Other current liabilities............................     (47.9)
      Current portion of long-term debt....................     (59.5)
      Long-term debt, less current portion.................     (24.7)
      Other liabilities....................................     (27.2)
                                                           ------------
                                                           $    246.9
                                                           ============

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisitions of Atlas, Schaeff, Advance Mixer, Demag and Genie. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position, operations or cash flows. The Company is in the process of evaluating various alternatives to integrate the activities of certain of the acquired businesses into the Company, including alternative to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives could impact the acquired businesses or existing businesses, and the Company intends to finalize its plans by December 31, 2002. The Company may revise its preliminary allocations as additional information is obtained. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

NOTE C - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations be accounted for using the purchase method. One requirement of SFAS No. 141 is that previously recorded negative goodwill be eliminated. Accordingly, the Company recorded a cumulative effect of an accounting change of $17.8, $10.7 net of income tax related to the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill related to acquisitions completed after June 30, 2001 was not amortized in 2001 or 2002 and, effective January 1, 2002, goodwill related to acquisitions completed prior to July 1, 2001 is no longer being amortized. Under this standard, goodwill and indefinite life intangible assets are to be reviewed at least annually for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was performed on all reporting units prior to June 30, 2002, as required.

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

Under the SFAS No. 142 approach, the Company estimated the fair value of each of its 10 reporting units existing as of January 1, 2002. The Company first prepared a projection of undiscounted cash flow for each reporting unit based on management's expectation of future market conditions, changes in working capital and capital requirements. The undiscounted cash flows were then present valued using the Company's weighted average cost of capital. The discounted cash flow was then compared to the carrying value of the reporting unit. Consistent with the requirements of SFAS No. 142, a second test was performed if the carrying value exceeded the discounted cash flow.

The Terex Mining segment's carrying value exceeded the present value of the cash flow expected to be generated by the segment. Future cash flow expectations have been reduced due to the continued weakness in mineral commodity prices which are a major determinant of the overall demand for mining equipment. The Company utilized the services of a valuation adviser to determine the fair market value of the Terex Mining segment's fixed assets and intangible assets. This information was utilized in calculating a goodwill impairment of $105.7 ($105.7, net of income taxes).

The Light Construction reporting unit, a component of the Terex Roadbuilding, Utility Products and Other segment, also was determined to have a carrying value in excess of its projected discounted cash flow. The market for the unit's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the unit's products, which has reduced demand for these products, and the increasing preference of end users of the unit's products to rent, rather than purchase, equipment. Given the relative size of the impairment, no outside valuation adviser was used. The analysis resulted in a goodwill impairment of $26.2 ($18.1, net of income taxes).

The EarthKing reporting unit, a component of the Terex Roadbuilding, Utility Products and Other segment, was also determined to have a carrying value in excess of its projected discounted cash flow. EarthKing was created to provide on-line training and web based procurement services. Several businesses within EarthKing were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, which substantially reduced the value of EarthKing. A goodwill impairment of $0.3 ($0.3, net of income taxes) was recorded.

The adjustment from the adoption of SFAS No. 142, an impairment loss of $132.2 (124.1, net of income taxes) has been recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

The table below illustrates the Company's reported results after applying SFAS No. 142.

                                                                   For the Three Months      For the Nine Months
                                                                    Ended September 30,      Ended September 30,
                                                                ----------------------- ------------------------
                                                                     2002        2001        2002        2001
                                                                ------------ ---------- ----------- -----------
 Goodwill amortization......................................... $   ---       $  3.0     $ ---      $   9.1
                                                                ============ ========== =========== ===========

 Reported net income (loss).................................... $   9.8       $(10.9)  $  (92.2)   $   11.2

 Add back: Goodwill amortization, net of income taxes..........     ---          2.0       ---          6.3
                                                                ------------ ---------- ----------- -----------

 Adjusted net income (loss).................................... $   9.8       $ (8.9)   $ (92.2)   $   17.5
                                                                ============ ========== =========== ===========

 Per common share:
  Basic:
     Reported net income (loss)................................ $   0.22      $ (0.41)  $  (2.20)   $   0.42
     Add back: Goodwill amortization, net of income taxes......     ---          0.08      ---          0.23
                                                                ------------ ---------- ----------- -----------
     Adjusted net income (loss)................................ $   0.22      $ (0.33)  $  (2.20)   $   0.65
                                                                ============ ========== =========== ===========

  Diluted:
     Reported net income (loss)................................ $   0.22      $ (0.41)  $  (2.17)   $   0.40
     Add back: Goodwill amortization, net of income taxes......     ---          0.08       ---         0.23
                                                                ------------ ---------- ----------- -----------
     Adjusted net income (loss)................................ $   0.22      $ (0.33)  $  (2.17)   $   0.63
                                                                ============ ========== =========== ===========

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                                     Terex
                                                                                 Roadbuilding,
                                                                                    Utility           Terex
                                       Terex          Terex           Terex       Products and     Aerial Work
                                    Construction      Cranes          Mining          Other          Platforms     Total
                                   --------------  ------------- ------------- ----------------- --------------- ------------
Balance at December 31, 2001..... $      219.8     $      108.3  $       99.7  $        192.3    $       ---     $    620.1

Impairment due to adoption of
  SFAS No. 142...................        ---              ---          (105.7)          (26.5)           ---         (132.2)
Write-off of negative goodwill
  due to adoption of  SFAS
  No. 142........................         17.8            ---           ---             ---              ---           17.8
Acquisitions.....................         52.0             13.7         ---              22.7            ---           88.4
Foreign exchange effect..........          2.6              1.8           6.0           ---              ---           10.4
                                  --------------- -------------- ------------- ---------------- ---------------- -------------

Balance at September 30, 2002.... $      292.2     $      123.8  $      ---    $        188.5    $       ---     $    604.5
                                  =============== ============== ============= ================ ================ =============

No goodwill has been recognized for the acquisitions of Demag and Genie as of September 30, 2002, as the Company has not yet completed its valuations of tangible and intangible assets.

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound and Australian Dollar. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income (loss) until the underlying hedged transactions are reported on the Company's consolidated statement of operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate ("LIBOR").

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At September 30, 2002, the Company had no such interest rate swap agreements outstanding, as all of the Company's outstanding floating to fixed interest rate swap agreements matured in the third quarter of 2002. These swap agreements were designated as, and were effective as, cash flow hedges of outstanding debt instruments. During the three months and nine months ended September 30, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At September 30, 2002, the Company had $429.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2011. The fair market value of these swaps at September 30, 2002 was a gain of $25.9 which is recorded in other non-current assets and is offset by a $25.9 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At September 30, 2002, the Company had $73.6 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before March 31, 2003. The fair market value of these swaps at September 30, 2002 was a gain of $2.5. All of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

At June 30, 2002, the Company had a swap agreement in the notional amount of $79.3. This represented a foreign currency exchange forward contract entered into to hedge a portion of the purchase price of Demag. The purchase price for Demag was denominated in Euros. The Company recorded a gain of $5.5 in the second quarter of 2002 related to this transaction since it did not qualify as a hedge under SFAS No. 133. This swap agreement matured on July 1, 2002.

During the three months and nine months ended September 30, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At September 30, 2002, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $27.6.

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

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

                                         Three Months Ended    Nine Months Ended
                                            September 30,          September 30,
                                       --------------------- -------------------
                                           2002     2001        2002       2001
                                       --------- ----------- ---------- --------
Balance at beginning of period (upon   $   0.6      (1.3)    $ (0.8)    $  0.9
  adoption of SFAS No. 133 for 2001)....
Additional gains (losses)...............   0.1       2.6        0.1      ---
Amounts reclassified to earnings........   1.0       2.6        2.4        3.0
                                       --------- ----------- ---------- --------
Balance at end of period...............$   1.7       3.9    $   1.7    $  3.9
                                       ========= =========== ========== ========

For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE E -- RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2002, the Company recorded a charge of $1.2 in connection with the closure and subsequent relocation of the Cedarapids hot mix asphalt plant facility to the Company's CMI facility in Oklahoma City. The consolidation of duplicative CMI and Cedarapids production facilities and support functions was intended to lower the Company's operating costs. Approximately $0.7 of this charge relates to severance costs which have been paid, with the remainder related to non-cash closure costs. Approximately 92 employees were terminated in connection with this action. This restructuring was complete as of September 30, 2002.

In the second quarter of 2002, the Company announced that its mining truck production facility in Tulsa, Oklahoma would be closed. The Company recorded a charge of $4.2 related to the Tulsa closure. The closure was in response to continued weakness in demand for the Company's large mining trucks. Demand for large mining trucks is closely related to commodity prices, which have been declining in real terms over recent years. Approximately $1.0 of this charge relates to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remaining $1.0 of the cost accrued relates to the Tulsa building closure costs and occupancy costs expected to be incurred after production is ended. Approximately 93 positions have been eliminated as a result of this action. The Tulsa restructuring is expected to be completed by December 31, 2002.

The Company also recorded a charge of $0.9 in the second quarter of 2002 in connection with a reduction to the Cedarapids workforce in response to adverse market conditions and resulting decreased demand for Cedarapids products. The charge recorded in connection with this reduction to the Cedarapids workforce is for employee severance costs. Approximately 42 employees have been terminated as a result of this action. The Cedarapids restructuring is expected to be completed by December 31, 2002.

In the third quarter of 2002, the Company announced restructuring charges of $3.5 in connection with the consolidation of facilities in the Light Construction group and staff reductions at its CMI roadbuilding operation and at Terex Cranes. The restructuring charges at the Light Construction group were $2.6, of which $0.2 was for severance in relation to the elimination of approximately 71 positions. The remaining $2.4 was for costs associated with the termination of leases and the write-down of inventory. Demand for the Light Construction group's products has been negatively impacted by the consolidation of distribution outlets for the unit's products and a change in end user preference from direct ownership of the unit's products to rental of such equipment. These changes have made it uneconomical to maintain numerous separate production facilities. The restructuring charges at CMI were $0.7 for severance in connection with the elimination of approximately 146 positions. CMI's roadbuilding business has faced slow market conditions and reduced demand, due in large part to delays in government funding for roadbuilding projects, resulting in a need for staff reductions. Additionally, the Terex Cranes segment recorded restructuring charges of $0.2 for severance in connection with the elimination of approximately 35 positions at three of its North American facilities due to reduced demand for the products manufactured at these facilities. These restructurings are expected to be completed by December 31, 2002.

In aggregate the 2002 restructuring charge were in cost of sales ($9.2) and selling, general and administrative expenses ($0.6).

During the third and fourth quarters of 2001, the Company recorded $29.9 of restructuring costs in connection with the consolidation of seven facilities around the world and headcount reductions of approximately 725 employees. This restructuring was initiated to take advantage of recent acquisitions and in expectation of a continued weak global economy. As of September 30, 2002, five of these seven facilities have been closed. It is anticipated that the other two facilities will be closed prior to March 31, 2003. As of September 30, 2002 the Company's future cash payments related to 2001 and 2002 restructuring initiatives are approximately $9.9 and all cash payments are expected to be made by the end of 2002.

The restructuring and other non-recurring costs recorded in the third and fourth quarters of 2001 include: $5 related to the headcount reductions, $2 related to facility closure costs, $13 related to inventory write-off costs, $3 related to receivable write-off costs, $2 realted to goodwill associated with the Cork, Ireland aerials facility, $2 related to facility rationalization in the Australian lifting business and $3 for other activities.

There have been no material changes relative to the initial plans established by the Company for the restructuring activities listed above. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

Given the poor performance of the Light Construction group and management's projections of future results, the Company performed an impairment review of fixed assets under SFAS No. 144. The market for this group's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the group's products, which has reduced demand for these products, and the increasing preference of end users of the group's products to rent, rather than purchase, equipment. This review took into account expected future cash flow to be generated by the business given management's assessment of market conditions. The result of this review was a write-down of fixed assets within the Light Construction group, a component of the Terex Roadbuilding, Utility Products and Other segment to their estimated fair values based primarily on discounted cash flow analysis. A charge of $7.9 ($5.4, net of tax) was recorded as cost of goods sold in the second quarter of 2002 in connection with this write-down.

In the second quarter of 2002, the Company wrote down the value of notes receivable and certain investments in the Terex Cranes segment in Europe. This write-down reflects current difficult market conditions at certain divested businesses and management's future expectation of cash flows from the underlying assets. A write-down of $12.4 ($8.4, net of income tax) was recorded in the second quarter of 2002. Additionally, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $2.6 ($1.8, net of income tax.) This write-down, as well as the write down related to the Terex Cranes segment in Europe, were reported in "Other income (expense) - net."

NOTE F -- INVENTORIES

Inventories consist of the following:

                                      September 30,      December 31,
                                           2002              2001
                                    -----------------  ----------------
Finished equipment.................  $      437.1       $     236.4
Replacement parts..................         227.1             195.0
Work-in-process....................         266.0              90.5
Raw materials and supplies.........         203.5             182.9
                                     ----------------  ----------------

Inventories........................  $    1,133.7       $     704.8
                                     ================  ================

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               September 30,      December 31,
                                                    2002              2001
                                              ---------------- -----------------
Property....................................  $       29.8     $        20.9
Plant.......................................         157.6             108.9
Equipment...................................         177.5             126.9
                                              ---------------- -----------------
                                                     364.9             256.7
Less:  Accumulated depreciation.............         (99.6)            (82.8)
                                              ---------------- -----------------
Net property, plant and equipment...........  $      265.3     $       173.9
                                              ================ =================

NOTE H -- INVESTMENT IN JOINT VENTURE

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Genie contributed $4.7 in cash in exchange for its ownership interest in GHFS B.V. During January 2002, Genie contributed an additional $0.6 in cash to GHFS B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

NOTE I -- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms range up to 84 months. The cost of equipment subject to operating leases was approximately $108 at September 30, 2002. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE J -- NET INVESTMENT IN SALES-TYPE LEASES

Genie Financial Services, Inc. ("GFS"), a wholly owned subsidiary of the Company, leases new and used products manufactured and sold by Genie to domestic and foreign distributors and rental companies. GFS provides specialized financing alternatives that include sales-type leases, operating leases, conditional sales contracts, and short-term rental agreements.

At the time a sales-type lease is consummated, the Company records the gross finance receivable, unearned income and the estimated residual value of the leased equipment. Unearned finance income represents the excess of the gross minimum lease payments receivable plus the estimated residual value over the sales price of the equipment. Residual values represent the estimate of the values of the equipment at the end of the lease contracts and are initially recorded based on industry data and management's estimates. Realization of the residual values is dependent on the Company's future ability to market the equipment under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate. Unearned finance income is recognized as financing income using the interest method over the term of the transaction. The allowance for future losses is established through charges to the provision for credit losses.

In prior years, GFS had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, GFS originated leases with distributors and rental companies and the resulting lease receivables were either transferred to a financial institution with limited recourse to GFS or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $89.3 at September 30, 2002. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $59.3 at September 30, 2002, representing a contingent liability under the limited recourse provisions.

During 2001, domestically and globally, GFS entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, GFS originates leases or leasing opportunities with distributors and rental companies. If GFS originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from GFS. If GFS originates a lease opportunity, the financial institution will purchase the equipment from GFS and execute a lease contract directly with the distributor or rental company. In some instances, GFS retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $44.3 credit risk and a $31.0 residual risk at September 30, 2002.

The Company's contingent liabilities previously referred to have not taken into account various mitigating factors. These factors include the staggered timing of maturity of lease transactions, resale value of the underlying equipment, lessee return penalties and annual loss caps on credit loss pools. Further, the credit risk contingent liability assumes that the individual leases were to all default at the same time and that the repossessed equipment has no market value.

NOTE K - LONG-TERM DEBT

On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 of term debt maturing in June 2009 and a revolving credit facility of $300 that is available through June 2007. The facility also includes provisions for an additional $250 of term borrowing by the Company on terms similar to the current term loan debt under the facility. In addition to providing the Company with additional funds, the revised credit agreement also amended certain covenants and other provisions to allow the Company greater flexibility. This added flexibility included changes to increase the Company's ability to make acquisitions, participate in joint ventures and take other corporate actions. Adjustments were also made to financial covenant ratios, including the Company's consolidated total leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, that permit the Company to maintain additional debt for a longer period of time. The Company used the net proceeds from the term debt to pay off $217.9 of existing term debt under its bank credit facility, pay down a portion of its existing revolving credit facility, acquire Demag and for other general corporate purposes. An extraordinary loss for the write-off of unamortized debt acquisition costs of $2.4 ($1.6, net of tax) was recorded in connection with this refinancing.

On September 13, 2002, the Company consummated a $210 incremental term loan borrowing under the terms of the existing July 3, 2002 bank credit facility. The net proceeds were used to acquire Genie (approximately $10), to refinance some of Genie's debt (approximately $168) and for other general corporate purposes.

NOTE L -- EARNINGS PER SHARE

                                                                  Three Months Ended September 30,
                                                                (in millions, except per share data)
                                              -------------------------------------------------------------------------
                                                              2002                                2001
                                              -------------------------------------- ----------------------------------
                                                                         Per-Share                          Per-Share
                                                  Income      Shares      Amount       Income      Shares    Amount
                                              ------------ ------------ ------------ ----------- --------- -----------
Basic earnings per share
   Income (loss) before extraordinary items    $    11.4        44.5    $    0.26   $   (10.9)       26.9   $    (0.41)

Effect of dilutive securities
   Stock Options.............................      ---           0.6                    ---         ---
   Equity Rights.............................      ---           0.1                    ---         ---
                                              ------------ ------------              ----------- ---------

Income before extraordinary items
       - diluted............................. $     11.4        45.2    $    0.25   $   (10.9)       26.9   $    (0.41)
                                              ============ ============ ============ =========== ========= ============


                                                                  Nine Months Ended September 30,
                                                                (in millions, except per share data)
                                              -------------------------------------------------------------------------
                                                              2002                                2001
                                              -------------------------------------------------------------------------
                                                                         Per-Share                           Per-Share
                                                  Income      Shares       Amount       Income     Shares      Amount
                                              ------------ ------------ ------------ ----------- --------- ------------
 Basic earnings per share
    Income before extraordinary items.......  $    22.8        41.8     $   0.55     $  13.5        26.9   $     0.50

 Effect of dilutive securities
    Stock Options...........................      ---           0.7                    ---           0.7
    Equity Rights...........................      ---         ---                      ---           0.1
                                              ------------ ------------              ----------- ---------

 Income before extraordinary items
      - diluted.............................. $    22.8        42.5      $  0.54     $  13.5        27.7   $     0.48
                                              ============ ============ ============ =========== ========= ============

Options to purchase 670 thousand and 1,288 thousand shares of Common Stock during the three months ended September 30, 2002 and 2001 and 577 thousand and 795 thousand shares of Common Stock during the nine months ended September 30, 2002 and 2001, respectively, were outstanding but were not included in the computation of diluted earnings per share. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in Note B - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 483 thousand and 395 thousand shares for the three months and nine months ended September 30, 2002, respectively, are not included in the computation of diluted earnings per share.

NOTE M -- STOCKHOLDERS' EQUITY

Total non-shareowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, shareowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, minimum pension liability adjustments, deferred gains and losses resulting from derivative hedging transactions and deferred gains and losses resulting from debt and equity securities classified as available for sale. Total non-shareowner changes in equity were as follows.

                                                   For the Three Months             For Nine Months
                                                   Ended September 30,            Ended September 30,
                                               -------------------------------- ---------------------------
                                                      2002            2001            2002          2001
                                               --------------- ---------------- ------------- -------------
 Net income (loss).............................$        9.8    $        (10.9)  $    (92.2)   $     11.2
 Other comprehensive income:
      Translation adjustment...................       (10.5)             23.3         43.1         (26.2)
      Pension liability adjustment.............       ---               ---          ---           ---
      Derivative hedging adjustment............         1.1             ---            2.5         ---
      Debt and equity securities adjustment....        (3.4)              5.2         (3.4)          3.9
                                               --------------- ---------------- ------------- -------------
 Comprehensive income (loss)...................$       (3.0)   $         17.6   $    (50.0)        (11.1)
                                               =============== ================ ============= =============

On April 23, 2002, the Company issued 5.3 million shares of its Common Stock in a public offering with net proceeds to the Company of $113.3. As disclosed in "Note B - Acquisitions", the Company also issued approximately 5.3 million shares of its Common Stock during the nine months ended September 30, 2002 in connection with the acquisitions of Schaeff, Utility Equipment, Telelect Southeast and Genie.

NOTE N -- LITIGATION AND CONTINGENCIES

In the Company's lines of business numerous suits have been filed alleging damages for accidents that have arisen in the normal course of operations involving the Company's products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company's outstanding letters of credit totaled $69.2 at September 30, 2002. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company previously reported that it was a party to an action commenced in the United States District Court for the District of Delaware by the End of the Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans against the Company and certain former officers and directors of Fruehauf and the Company. This matter has been settled as of May 3, 2002, with the Company being released from all claims and the action being dismissed with prejudice. The settlement will not have a material impact on the Company's financial position, operations or cash flows.

The Company has a letter of credit outstanding covering losses related to a former subsidiary's worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs allege that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs allege that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of its mining shovel subsidiary, O&K Mining GmbH, from O&K AG, and is claiming a return of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiffs are considering a request to dismiss the Company from the action. The Company has made a claim for indemnification with respect to the action pursuant to the Share Purchase Agreement dated December 18, 1997 between the Company and O&K AG. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that recommends dismissal of the action for foreign policy interests of the United States. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court.

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. As a result of this favorable judgment, the Company recorded $8.0 of income in "Other income (expense) - net" in the Condensed Consolidated Statement of Operations during the third quarter of 2002.

NOTE O -- BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Mining; (iv) Terex Roadbuilding, Utility Products and Other; and (v) Terex Aerial Work Platforms. All prior periods have been restated to reflect results based on these five business segments.

Terex Construction designs, manufactures and markets loader backhoes, articulated and rigid off-highway trucks, mobile crushing and screening equipment, excavators (including both mini- and midi-excavators), compaction equipment, loading machines, wheeled loaders, rough terrain telescopic boom material handlers, related components and replacement parts, and other products. Currently, Terex Construction products are marketed under the following brand names: Atlas, Benford, B.L. Pegson, CPV, Fermec, Finlay, Fuchs, Italmacchine, Matbro, Powerscreen, Schaeff, Square Shooter and Terex. These products are used primarily by construction, logging, mining, industrial and government customers in building roads and commercial and residential buildings and supplying coal, minerals, sand and gravel.

Terex Cranes designs, manufactures and markets telescopic mobile cranes (including rough terrain, truck and all-terrain mobile cranes), lattice boom cranes, tower cranes, truck-mounted cranes (boom trucks), related components and replacement parts, and other products. Currently, Terex Cranes products are marketed under the following brand names: American, Bendini, Comedil, Demag, Franna, Koehring, Lorain, Marklift, Peiner, PPM, RO and Terex. These products are used primarily for construction, repair and maintenance of infrastructure, buildings and manufacturing facilities.

Terex Mining designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. Currently, Terex Mining products are marketed under the following brand names: Lectra Haul, O&K, Payhauler, Terex and Unit Rig. These products are primarily used by mining and government customers in supplying coal and minerals.

Terex Roadbuilding, Utility Products and Other designs, manufactures and markets equipment for the roadbuilding, utility and light construction industries. Products include asphalt and concrete plants and pavers, reclaimers, stabilizers and milling machines, crushing and screening equipment, aerial devices, digger derricks, tree trimmers, light towers, generators, related components and replacement parts, and other products. Currently, Terex Roadbuilding, Utility Products and Other products are marketed under the following brand names:
Advance, Amida, Bartell, Bid-Well, Canica, Cedarapids, Cifali, CMI, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Johnson-Ross, Load King, Morrison, Muller, Re-Tech, Royer, Simplicity, Telelect and Terex. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines and trim trees.

The fifth segment, Terex Aerial Work Platforms, was formed upon completion of Terex's acquisition of Genie. Terex Aerial Work Platforms designs, manufactures and markets aerial work platforms, including boom lifts and scissor lifts. Currently, Terex Aerial Work Platforms products are marketed under the Genie and the Terex brand names. These products are used primarily in the construction and building maintenance industries.

The results of businesses acquired during 2002 and 2001 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and nine months ended September 30, 2002 and 2001. Business segment information is presented below:


                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                          -------------------------- -----------------------------
                                                             2002            2001          2002          2001
                                                          ----------- -------------- --------------  -------------
Sales
  Terex Construction.................................  $     315.3    $     183.9    $    926.6     $    567.6
  Terex Cranes.......................................        177.4          123.0         448.9          402.6
  Terex Mining.......................................         69.6           91.7         208.1          183.5
  Terex Roadbuilding, Utility Products and Other.....        135.3           69.6         425.6          259.4
  Terex Aerial Work Platforms........................         20.6          ---            20.6          ---
  Eliminations/Corporate.............................        (44.1)         (14.5)        (83.5)         (42.7)
                                                       -------------- -------------- -------------  -------------
    Total............................................  $     674.1    $     453.7    $  1,946.3     $  1,370.4
                                                       ============== ============== =============  =============

Income (Loss) from Operations
  Terex Construction.................................  $      14.5    $       5.9    $     59.1     $     41.4
  Terex Cranes.......................................          8.4          (11.3)         28.0           10.5
  Terex Mining.......................................          3.1            8.3           1.6           10.4
  Terex Roadbuilding, Utility Products and Other.....          5.1            1.5          16.1           18.1
  Terex Aerial Work Platforms........................          0.9          ---             0.9          ---
  Eliminations/Corporate.............................          2.0           (0.7)         (1.6)           0.5
                                                       -------------- ----------------------------  -------------
    Total............................................  $      34.0    $       3.7    $    104.1     $     80.9
                                                       ============== ============= ===============  =============



                                                    September 30,  December 31,
                                                        2002           2001
                                                    ------------   ------------
Identifiable Assets
  Terex Construction.............................  $   1,284.1    $  1,009.6
  Terex Cranes...................................        877.6         457.4
  Terex Mining...................................        337.2         386.0
  Terex Roadbuilding, Utility Products and Other.        595.8         533.8
  Terex Aerial Work Platforms....................        494.5           ---
  Corporate......................................      1,397.0         825.2
  Eliminations...................................     (1,393.5)       (825.0)
                                                   -------------  -------------
    Total........................................  $   3,592.7    $  2,387.0
                                                   =============  =============


NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of September 30, 2002, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc., CMI Terex Corporation, CMI Dakota Company, CMIOIL Corporation, Product Support, Inc., Schaeff, Inc., Fuchs Terex, Inc., Telelect Southeast Distribution, Inc., Utility Equipment, Inc., Terex Advance Mixer, Inc., Terex Utilities, Inc., Genie Holdings, Inc., Genie Access Services, Inc., Genie Industries, Inc., Genie Financial Services, Inc., GFS National, Inc., Genie Manufacturing, Inc., Genie USA Trading, Inc., Genie International, Inc., Lease Servicing & Funding Corp., GFS Commercial LLC, and Go Credit Corporation. As of September 30, 2002, the 10-3/8% Notes and the 8-7/8% Notes are also jointly and severally guaranteed by PPM Cranes, Inc., which is 92.4% owned by Terex. All of the guarantees are full and unconditional.

No subsidiaries of the Company except the Wholly-owned Guarantors and PPM Cranes, Inc. have provided a guarantee of the 10-3/8% Notes and the 8-7/8% Notes. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 9-1/4% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors, PPM Cranes, Inc. and the Non-guarantor Subsidiaries. The results of businesses acquired during 2002 and 2001 are included from the dates of their respective acquisitions.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      52.7   $     279.5   $      5.0    $    245.4    $     91.5    $     674.1
   Cost of goods sold...................        51.2         251.8          4.3         186.6          91.5          585.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         1.5          27.7          0.7          58.8         ---             88.7
   Selling, general & administrative             2.3          23.9          0.4          28.1         ---             54.7
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (0.8)          3.8          0.3          30.7         ---             34.0
  Interest income.......................         1.1         ---          ---             0.7         ---              1.8
  Interest expense......................        (5.6)         (3.7)        (0.1)        (12.9)        ---            (22.3)
  Income (loss) from equity investees...        13.3         ---          ---           ---           (13.3)         ---
  Other income (expense) - net..........         3.6         (22.5)       ---            22.1         ---              3.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and           11.6         (22.4)         0.2          40.6         (13.3)          16.7
  extraordinary items...................
  Provision for income taxes............        (0.9)         (1.1)       ---            (3.3)        ---             (5.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        10.7         (23.5)         0.2          37.3         (13.3)          11.4
Extraordinary loss on retirement of debt        (0.9)        ---           (0.7)        ---           ---             (1.6)
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $       9.8   $     (23.5)  $     (0.5)   $     37.3    $    (13.3)   $       9.8
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      74.3   $     193.7   $     10.2    $    297.8    $   (122.3)   $     453.7
   Cost of goods sold...................        68.4         177.1         10.5         272.3        (120.1)         408.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         5.9          16.6         (0.3)         25.5          (2.2)          45.5
   Selling, general & administrative             4.5          11.4          1.6          24.3         ---             41.8
     expenses
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         1.4           5.2         (1.9)          1.2          (2.2)           3.7
  Interest income.......................         0.9          (0.1)       ---             2.0         ---              2.8
  Interest expense......................        (6.8)         (3.7)        (0.9)        (10.5)        ---            (21.9)
  Income (loss) from equity investees...       (16.9)        ---          ---           ---            16.9          ---
  Other income (expense) - net..........        (0.5)         (2.5)       ---             2.4         ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and          (21.9)         (1.1)        (2.8)         (4.9)         14.7          (16.0)
  extraordinary items...................
  Provision for income taxes............        11.0          (0.4)       ---            (5.5)        ---              5.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items       (10.9)         (1.5)        (2.8)        (10.4)         14.7          (10.9)
Extraordinary loss on retirement of debt       ---           ---          ---           ---           ---            ---
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     (10.9)  $      (1.5)  $     (2.8)   $    (10.4)   $     14.7    $     (10.9)
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)


                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     179.8   $     713.9   $     16.0    $  1,092.7    $    (56.1)   $   1,946.3
   Cost of goods sold...................       177.3         639.5         14.6         879.1         (56.1)       1,654.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         2.5          74.4          1.4         213.6         ---            291.9
   Selling, general & administrative
     expenses...........................        14.6          63.5          1.2         108.5         ---            187.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       (12.1)         10.9          0.2         105.1         ---            104.1
  Interest income.......................         2.5         ---          ---             2.2         ---              4.7
  Interest expense......................       (18.0)        (12.2)        (1.5)        (35.2)        ---            (66.9)
  Income (loss) from equity investees...       (44.9)        ---          ---           ---            44.9          ---
  Other income (expense) - net..........       (17.1)        (10.9)       ---            19.6         ---             (8.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes.......       (89.6)        (12.2)        (1.3)         91.7          44.9           33.5
  Provision for income taxes............        (1.7)         (1.2)       ---            (7.8)        ---            (10.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items       (91.3)        (13.4)        (1.3)         83.9          44.9           22.8
Extraordinary loss on retirement of debt        (0.9)        ---           (0.7)        ---           ---             (1.6)
Cumulative effect of change in
  accounting principle .................       ---           (18.4)       ---           (95.0)        ---           (113.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     (92.2)  $     (31.8)  $     (2.0)   $    (11.1)   $     44.9    $     (92.2)
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
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
(in millions)


                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation   Guarantors    Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                          ------------- -------------  ------------- ------------ ------------- -------------
Assets
   Current assets
     Cash and cash equivalents..........   $    113.5    $     11.3    $     0.1     $     212.7   $    ---      $     337.6
     Trade receivables..................         41.7         205.2          1.9           390.2        ---            639.0
     Intercompany receivables...........         16.2          93.4          1.3            25.1       (136.0)         ---
     Inventories........................        112.1         322.0         11.4           651.1         37.1        1,133.7
     Deferred taxes.....................         22.4          21.3        ---               5.3        ---             49.0
     Other current assets...............         11.0          19.5          0.1           105.6        ---            136.2
                                          ------------- -------------  ------------- ------------ ------------- -------------
       Total current assets.............        316.9         672.7         14.8         1,390.0        (98.9)       2,295.5
   Long-term assets
     Property, plant and equipment......          8.2         136.8          0.3           120.0        ---            265.3
     Investment in and advances to
       (from) subsidiaries..............        828.3        (363.3)        (1.5)         (370.3)       (93.2)         ---
     Goodwill...........................          2.7         241.3         10.6           349.9        ---            604.5
     Deferred taxes.....................         66.6          17.0        ---              11.0        ---             94.6
     Other assets.......................         67.9          82.6          1.5           180.8        ---            332.8
                                          ------------- -------------  ------------- ------------ ------------- -------------

Total assets............................   $  1,290.6    $    787.1    $    25.7     $   1,681.4   $   (192.1)   $   3,592.7
                                          ============= =============  ============= ============ ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current portion
       of long-term debt................   $      0.4    $     40.6    $     0.4     $      45.1   $     ---     $      86.5
     Trade accounts payable.............         35.9         170.5          2.9           318.6         ---           527.9
     Intercompany payables..............         37.2         ---            0.1            98.7        (136.0)        ---
     Accruals and other current
       liabilities......................         85.0          94.7          6.1           274.1         ---           459.9
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Total current liabilities........        158.5         305.8          9.5           736.5        (136.0)      1,074.3
   Non-current liabilities
     Long-term debt,less current portion        335.3         339.5         63.7           809.7        ---          1,548.2
     Other..............................         24.7          43.1          0.7           129.6        ---            198.1
   Stockholders' equity (deficit).......        772.1          98.7        (48.2)            5.6        (56.1)         772.1
                                           ------------- ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................   $  1,290.6    $    787.1    $    25.7     $   1,681.4   $   (192.1)   $   3,592.7
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
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)
                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- ------------- ------------- ------------ -------------- -------------
Net cash provided by (used in)
   operating activities.................   $   (128.8)    $    91.3    $   ---       $     45.8    $    ---      $       8.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................        (13.5)       (184.0)       ---           (243.2)        ---           (440.7)
   Capital expenditures.................         (1.7)         (4.2)       ---            (10.5)        ---            (16.4)
   Proceeds from sale of assets.........        ---             2.4        ---              1.2         ---              3.6
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         investing activities...........        (15.2)       (185.8)       ---           (252.5)        ---           (453.5)
                                           ------------- ------------- ------------- ------------- ------------- -------------
Financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           144.8         60.0          367.2         ---            572.0
   Issuance of common stock ............        113.3         ---          ---            ---           ---            113.3
   Principal repayments of long-term debt       ---           (41.8)       (60.0)        (116.3)        ---           (218.1)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---            (1.1)       ---             61.5         ---             60.4
   Other................................        ---                        ---             (1.3)        ---             (1.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
        financing activities............        113.3         101.9        ---            311.1         ---            526.3
                                           ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              6.1         ---              6.1
                                           ------------- ------------- ------------- ------------- ------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        (30.7)          7.4        ---            110.5         ---             87.2
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1          102.2         ---            250.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents,
   end of period........................   $    113.5    $     11.3    $     0.1     $    212.7    $    ---      $     337.6
                                           ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
(in millions)

                                                           Wholly-                       Non-
                                              Terex         owned          PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations  Consolidated
                                           ------------- ------------- ------------ ------------- ------------- -------------
Net cash provided by (used in)
   operating activities.................   $    (41.1)   $    (17.4)     $   0.5     $     34.0      $             $   (24.0)
                                           ------------- ------------- ------------ ------------- ------------- -------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................         (5.3)        ---          ---             (5.1)        ---            (10.4)
   Capital expenditures.................         (0.9)         (3.1)       ---             (5.3)        ---             (9.3)
   Proceeds from sale of assets.........          0.3         ---          ---              3.4         ---              3.7
   Other................................        ---           ---          ---             (3.4)        ---             (3.4)
                                           ------------- ------------- ------------- ------------ ------------- -------------
       Net cash provided by (used in)
         investing activities...........         (5.9)         (3.1)       ---            (10.4)        ---            (19.4)
                                           ------------- ------------- ------------- ------------ ------------- -------------
Financing activities
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        123.8          74.9        ---             89.2         ---            287.9
   Principal repayments of long-term debt       (38.5)        (53.4)        (0.5)        (101.8)        ---           (194.2)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---           --             29.2         ---             29.2
   Other................................         (0.2)         (0.1)       ---             (0.7)        ---             (1.0)
                                           ------------- ------------- ------------- ------------ ------------- -------------
      Net cash provided by (used in)
        financing activities............         85.1          21.4         (0.5)          15.9         ---            121.9
                                           ------------- ------------- ------------- ------------ ------------- -------------
Effect of exchange rates on cash and            ---           ---          ---              0.9                          0.9
   cash equivalents.....................                                                                ---
                                           ------------- ------------- ------------- ------------ ------------- -------------
Net increase (decrease) in cash and cash         38.1           0.9        ---             40.4                         79.4
   equivalents..........................                                                                ---
Cash and cash equivalents, beginning of
   period...............................        108.7           0.3          0.1           72.3         ---            181.4
                                           ------------- ------------- ------------- ------------ ------------- -------------
Cash and cash equivalents,
   end of period........................   $    146.8    $      1.2    $     0.1     $    112.7    $    ---      $     260.8
                                           ============= ============= ============= ============ ============= =============






                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                                  (in millions)


                                                 For the Three Months        For the Nine Months
                                                 Ended September 30,         Ended September 30,
                                              ------------------------------------------------------
                                                  2002          2001         2002          2001
                                              ------------  -----------  -----------  ------------

Net sales.....................................$     5.0     $     10.2   $     16.0   $      36.8
Cost of goods sold............................      4.3           10.5         14.6          33.1
                                              ------------  -----------  -----------  ------------

     Gross profit.............................      0.7           (0.3)         1.4           3.7

Selling, general and administrative expenses..      0.4            1.6          1.2           7.2
                                              ------------  -----------  -----------  ------------

     Income (loss) from operations............      0.3           (1.9)         0.2          (3.5)

Other income (expense):
     Interest expense.........................     (0.1)          (0.9)        (1.5)         (3.7)
     Amortization of debt issuance costs......    ---            ---          ---            (0.1)
                                              ------------  -----------  -----------  ------------

Income (loss) before income taxes
  and extraordinary items ....................      0.2           (2.8)        (1.3)         (7.3)
Provision for income taxes....................    ---            ---          ---           ---
                                              ------------  -----------  -----------  ------------

Income (loss) before extraordinary items......      0.2           (2.8)        (1.3)         (7.3)

Extraordinary loss on retirement of debt......     (0.7)         ---           (0.7)        ---
                                              ------------  -----------  -----------  ------------

Net income (loss).............................$    (0.5)    $     (2.8)  $     (2.0)  $      (7.3)
                                              ============  ===========  ===========  ============



   The accompanying notes are an integral part of these financial statements.



                                PPM CRANES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                       (in millions, except share amounts)

                                                                         September 30,
                                                                             2002          December 31,
                                                                          (unaudited)          2001
                                                                        ----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................  $         0.1    $         0.1
   Trade accounts receivables (net of allowance of $0.6 at September
     30, 2002 and $0.6 at December 31, 2001)...........................            1.9              3.9
   Inventories.........................................................           11.4             14.5
   Due from affiliates.................................................            1.3              0.7
   Other current assets ...............................................            0.1              0.1
                                                                         ---------------- -----------------
     Total current assets..............................................           14.8             19.3
Long-term assets:
   Property, plant and equipment.......................................            0.3              0.3
   Goodwill............................................................           10.6             10.6
   Other assets........................................................            1.5              0.7
                                                                         ---------------- -----------------

Total assets...........................................................  $        27.2    $        30.9
                                                                         ================ =================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Trade accounts payable..............................................  $         2.9    $         3.3
   Accrued warranties and product liability............................            4.1              4.8
   Accrued expenses....................................................            2.0              2.4
   Due to affiliates...................................................            0.1              2.2
   Due to Terex Corporation............................................            1.5              0.9
   Current portion of long-term debt...................................            0.4              0.4
                                                                         ---------------- -----------------
     Total current liabilities.........................................           11.0             14.0

Non-current liabilities:
   Long-term debt, less current portion................................           63.7             62.4
   Other...............................................................            0.7              0.7

Commitments and contingencies

Shareholders' deficit
   Common stock, Class A, $.01 par value -
     authorized 8,000 shares; issued and outstanding 5,000 shares......          ---              ---
   Common stock, Class B, $.01 par value -
     authorized 2,000 shares; issued and outstanding 413 shares........          ---              ---
   Accumulated deficit.................................................          (48.2)           (46.2)
                                                                         ---------------- -----------------
      Total shareholders' deficit......................................          (48.2)           (46.2)
                                                                         ---------------- -----------------

Total liabilities and shareholders' deficit............................  $        27.2    $        30.9
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



                                PPM CRANES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)



                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                 --------------------------
                                                                                     2002         2001
                                                                                 ------------- ------------
OPERATING ACTIVITIES
   Net loss..................................................................... $     (2.0)   $     (7.3)
   Adjustments to reconcile net loss to cash provided by operating activities:
       Depreciation and amortization............................................      ---             1.1
       Changes in operating assets and liabilities:
         Trade accounts receivable..............................................        2.0          (1.4)
         Inventories............................................................        3.1          (9.4)
         Trade accounts payable.................................................       (0.4)         (0.9)
         Extraordinary loss on retirement of debt...............................        0.7         ---
         Net amounts due to affiliates..........................................       (2.0)         15.9
         Other, net.............................................................       (1.4)          2.5
                                                                                 ------------- --------------
           Net cash provided by operating activities............................      ---             0.5
                                                                                 ------------- --------------

INVESTING ACTIVITIES
     Net cash used in investing activities......................................      ---           ---
                                                                                 ------------- --------------

FINANCING ACTIVITIES
     Principal repayments of long-term debt.....................................      (60.0)         (0.5)
     Proceeds from issuance of long term debt net of issuance costs.............       60.0         ---
                                                                                 ------------- --------------
        Net cash used in financing activities...................................      ---            (0.5)
                                                                                 ------------- --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS....................................................      ---           ---
                                                                                 ------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................      ---           ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................        0.1           0.1
                                                                                 ------------- ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................... $      0.1     $     0.1
                                                                                 ============= ==============



   The accompanying notes are an integral part of these financial statements.

                                PPM CRANES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                                   (unaudited)
              (dollar amounts in millions, unless otherwise noted)


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

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned inactive subsidiary, PPM Far East Pte. Ltd through September 7, 2002. PPM Far East Pte. Ltd. was dissolved effective September 7, 2002. All material intercompany transactions and profits have been eliminated.

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

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, effective January 1, 2002, goodwill is no longer being amortized. Under this standard, goodwill and indefinite life intangible assets are to be reviewed for impairment at least annually and written down in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was performed prior to June 30, 2002, as required. Under the transitional provisions of SFAS No. 142, the Company performed its impairment tests on the net goodwill and other intangible assets, using a valuation date of January 1, 2002. As a result of the tests, no impairment loss was recorded.

During the three months and nine months ended September 30, 2001, the Company recorded goodwill amortization expense of $0.3 and $0.9, respectively. The Company's net loss for the three months and nine months ended September 30, 2001 excluding amortization of goodwill was $2.5 and $6.4, respectively.

NOTE 3 - RESTRUCTURING AND OTHER CHARGES

During the third quarter of 2001, Terex Corporation announced that a number of its production facilities would be consolidated, some facilities would be closed (including PPM's Conway facility) and that other additional expenses would be incurred. These actions were designed to maximize factory utilization by taking advantage of recently acquired factories and to leverage common purchasing, engineering and marketing operations. The PPM facility closed in the first quarter of 2002 and production was relocated to the Terex Corporation facility in Waverly, Iowa.

PPM recorded costs of $2.7 during 2001 for severance and closing costs related to these actions as well as other expenses. The severance costs, totaling $0.5, were for the elimination of approximately 42 positions in connection with the plant closure. Other costs, totaling $2.2, include asset write-offs and plant closing costs of which approximately $1.4 represents non-cash charges. Cash payments took place primarily in the fourth quarter of 2001 and were completed during the first quarter of 2002.

NOTE 4 -- Inventories

Inventories consist of the following:

                                          September 30,     December 31,
                                              2002               2001
                                         ----------------  ----------------
Finished equipment.......................$         1.6     $         4.5
Replacement parts........................          5.5               5.9
Work in process..........................          0.3               1.2
Raw materials and supplies...............          4.0               2.9
                                         ----------------  -----------------
Inventories..............................$        11.4     $        14.5
                                         ================  =================

note 5 -- Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                          September 30,     December 31,
                                              2002              2001
                                         ----------------- ----------------
Property, plant and equipment............$         0.8     $        0.8
Less:  Accumulated depreciation..........         (0.5)            (0.5)
                                         ----------------- ----------------
Net property, plant and equipment........$         0.3     $        0.3
                                         ================= ================

NOTE 6 - LONG-TERM DEBT

On July 3, 2002, Terex Corporation entered into an amended and restated credit facility with its bank lending group, whereby $60.0 of the Company's long-term debt was refinanced with term debt maturing in June 2009. In connection with the refinancing of this long-term debt, the Company incurred a $0.7 extraordinary loss on the retirement of debt.

NOTE 7 - COMMITMENTS AND Contingencies

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months and nine months ended September 30, 2002 and 2001, the Company had transactions with various unconsolidated affiliates as follows:

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                        -------------------- -------------------
                                           2002       2001     2002       2001
                                        ---------- --------- -------- ----------
 Product sales and service revenues      $  ---    $  ---    $    0.4  $  ---
 Management fee expense                  $  ---    $    0.3  $  ---    $    0.8
 Interest expense                        $    0.7  $    1.2  $    2.3  $    4.0

Included in management fee expenses are expenses paid by Terex Corporation on behalf of the Company (e.g. legal, treasury and tax services expense).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Mining; (iv) Terex Roadbuilding, Utility Products and Other; and (v) Terex Aerial Work Platforms. All prior periods have been restated to reflect results based on these five business segments.

Terex Construction designs, manufactures and markets loader backhoes, articulated and rigid off-highway trucks, mobile crushing and screening equipment, excavators (including both mini- and midi-excavators), compaction equipment, loading machines, wheeled loaders, rough terrain telescopic boom material handlers, related components and replacement parts, and other products. Currently, Terex Construction products are marketed under the following brand names: Atlas, Benford, B.L. Pegson, CPV, Fermec, Finlay, Fuchs, Italmacchine, Matbro, Powerscreen, Schaeff, Square Shooter and Terex. These products are used primarily by construction, logging, mining, industrial and government customers in building roads and commercial and residential buildings and supplying coal, minerals, sand and gravel. The Company acquired Atlas Weyhausen GmbH and its affiliates ("Atlas") on December 28, 2001 and the Schaeff Group of Companies ("Schaeff") on January 14, 2002. The results of Atlas and Schaeff are included in the Terex Construction segment since their respective dates of acquisition.

Terex Cranes designs, manufactures and markets telescopic mobile cranes (including rough terrain, truck and all-terrain mobile cranes), lattice boom cranes, tower cranes, truck-mounted cranes (boom trucks), related components and replacement parts, and other products. Currently, Terex Cranes products are marketed under the following brand names: American, Bendini, Comedil, Demag, Franna, Koehring, Lorain, Marklift, Peiner, PPM, RO and Terex. These products are used primarily for construction, repair and maintenance of infrastructure, buildings and manufacturing facilities. The Company acquired Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") on August 30, 2002. The results of Demag are included in the Terex Cranes segment since its date of acquisition.

Terex Mining designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. Currently, Terex Mining products are marketed under the following brand names: Lectra Haul, O&K, Payhauler, Terex and Unit Rig. These products are primarily used by mining and government customers in supplying coal and minerals.

Terex Roadbuilding, Utility Products and Other designs, manufactures and markets equipment for the roadbuilding, utility and light construction industries. Products include asphalt and concrete plants and pavers, reclaimers, stabilizers and milling machines, crushing and screening equipment, aerial devices, digger derricks, tree trimmers, light towers, generators, related components and replacement parts, and other products. Currently, Terex Roadbuilding, Utility Products and Other products are marketed under the following brand names:
Advance, Amida, Bartell, Bid-Well, Canica, Cedarapids, Cifali, CMI, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Johnson-Ross, Load King, Morrison, Muller, Re-Tech, Royer, Simplicity, Telelect and Terex. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines and trim trees. On January 24, 2001, October 1, 2001, January 15, 2002, March 26, 2002 and April 11, 2002, the Company acquired Jaques International Holdings Pty. Ltd. and its affiliates (collectively, the "Jaques Group"), CMI Corporation and its affiliates ("CMI"), Utility Equipment, Inc. ("Utility Equipment"), EPAC Holdings, Inc. ("Telelect Southeast") and certain assets and liabilities of Advance Mixer, Inc. ("Advance Mixer"), respectively. The results of the Jaques Group, CMI, Utility Equipment, Telelect Southeast and Advance Mixer are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

The fifth segment, Terex Aerial Work Platforms, was formed upon completion of Terex's acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002. Terex Aerial Work Platforms designs, manufactures and markets aerial work platforms, including boom lifts and scissor lifts. Currently, Terex Aerial Work Platforms products are marketed under the brand names Genie and Terex. These products are used primarily in the construction and building maintenance industries.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and nine months ended September 30, 2002 and 2001.

RESTRUCTURING The Company has initiated numerous restructuring Programs since October 1, 2001 as disclosed in Note E -- -- "Restructuring and Other Changes" in the Company's Condensed Consolidated Financial Statements. These programs were intiated in response to a slowing economy, to reduce duplicative operating facilities and to respond to specific market conditions seen in the Terex Mining segment and in the Light Construction business, which is reported in the Terex Roadbuilding, Utility and Other segment. The Company's plans have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not negatively impacted operating results or the Company's liquidity. These initiatives are expected to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities


Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended September 30, 2002 and 2001.

                                                       Three Months Ended
                                                            September 30,
                                                     ---------------------------   Increase
                                                         2002          2001       (Decrease)
                                                     ------------- ------------- --------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    315.3    $    183.9    $     131.4
   Terex Cranes......................................     177.4         123.0           54.4
   Terex Mining......................................      69.6          91.7          (22.1)
   Terex Roadbuilding, Utility Products and Other....     135.3          69.6           65.7
   Terex Aerial Work Platforms.......................      20.6         ---             20.6
   Eliminations/Corporate............................     (44.1)        (14.5)         (29.6)
                                                     ------------- ------------- --------------
     Total...........................................$    674.1    $    453.7    $     220.4
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Construction................................$     35.3    $     20.5    $      14.8
   Terex Cranes......................................      20.5           0.6           19.9
   Terex Mining......................................       9.4          14.1           (4.7)
   Terex Roadbuilding, Utility Products and Other....      21.6          10.4           11.2
   Terex Aerial Work Platforms.......................       2.5         ---              2.5
   Eliminations/Corporate............................      (0.6)         (0.1)          (0.5)
                                                     ------------- ------------- --------------
     Total...........................................$     88.7    $     45.5    $      43.2
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     20.8    $     14.6    $       6.2
   Terex Cranes......................................      12.1          11.9            0.2
   Terex Mining......................................       6.3           5.8            0.5
   Terex Roadbuilding, Utility Products and Other....      16.5           8.9            7.6
   Terex Aerial Work Platforms.......................       1.6         ---              1.6
   Eliminations/Corporate............................      (2.6)          0.6           (3.2)
                                                     ------------- ------------- --------------
     Total...........................................$     54.7    $     41.8    $      12.9
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Construction................................$     14.5    $      5.9    $       8.6
   Terex Cranes......................................       8.4         (11.3)          19.7
   Terex Mining......................................       3.1           8.3           (5.2)
   Terex Roadbuilding, Utility Products and Other....       5.1           1.5            3.6
   Terex Aerial Work Platforms.......................       0.9         ---              0.9
   Eliminations/Corporate............................       2.0          (0.7)           2.7
                                                     ------------- ------------- --------------
     Total...........................................$     34.0    $      3.7    $      30.3
                                                     ============= ============= ==============

     Net Sales

Sales increased $220.4 million or approximately 49% to $674.1 million for the three months ended September 30, 2002 from $453.7 million for the comparable 2001 period. The primary reason for the increase in sales was the impact of businesses acquired since the third quarter of 2001, including CMI, Atlas, Schaeff, Utility Equipment, Telelect Southeast, Advance Mixer, Demag and Genie. Excluding the impact of acquisitions and divestitures, third quarter 2002 net sales decreased approximately 10% from the comparable 2001 period.

Terex Construction sales increased approximately 72% or $131.4 million from third quarter of 2001 levels to $315.3 million in the third quarter of 2002. The acquisitions of Atlas and Schaeff accounted for $116.9 million of the increase. Excluding acquisitions and divestitures, sales increased by approximately 2% or $2.6 million over third quarter of 2001 levels.

Terex Cranes sales increased 44% from third quarter of 2001 levels to $177.4 million in the third quarter of 2002. The increase was due to the acquisition of Demag, which generated $55.1 million of sales during the third quarter of 2002.

Excluding the impact of acquisitions and divestitures, Terex Cranes sales increased by approximately 2% over third quarter of 2001 levels to $119.6 million.

Terex Mining sales decreased 24% to $69.6 million in the third quarter of 2002 from $91.7 million in the third quarter of 2001. The decrease was due to reduced demand for mining trucks and replacement parts, due largely to the continued weakness in mineral commodity prices, which are a major determinant of the overall demand for mining equipment.

Terex Roadbuilding, Utility Products and Other sales increased by $65.7 million or 95% over third quarter sales of $69.6 million in 2001. Excluding the acquisitions of CMI, Utility Equipment, Telelect Southeast and Advance Mixer, sales decreased by $2.0 million or approximately 3% due to lower sales in the Utility Products group as a result of reduced demand from telecommunication customers.

Terex Aerial Work Platforms net sales represent the activity of Genie since Genie's acquisition date of September 18, 2002.

Net sales eliminations consists of the elimination of sales among the segments. In the third quarter of 2002, sales eliminations primarily represents the sale of material handlers between the Terex Construction and Terex Cranes segments.

     Gross Profit

Gross profit for the three months ended September 30, 2002 increased approximately $43.2 million or 95% over third quarter 2001 levels. Third quarter 2001 results include a restructuring charge of $24.8 million related to the closure of seven facilities throughout the United States and Europe initiated to take advantage of recent acquisitions and in expectation of a continued weak global economy. Third quarter 2002 results include a restructuring charge of $3.5 million related to the closure of a Light Construction facility in the Terex Roadbuilding, Utility Products and Other segment and staff reductions due to decreases in market demand at CMI and the Terex Cranes segment. These restructurings are both expected to be completed by December 31, 2002. Gross profit from acquired businesses added $23.6 million of gross profit to the results in the third quarter of 2002. Excluding acquisitions, divestitures and restructuring, gross profit for the third quarter of 2002 was 16.7% of sales, an increase from 15.6% for the third quarter of 2001.

Terex Construction gross profit increased by $14.8 million to $35.3 million from $20.5 million in the third quarter of 2001. Gross profit in the third quarter of 2001 was reduced by $6.1 million due to restructuring initiatives at three facilities in the United States and Europe. Acquisitions made since September 2001 added $5.7 million of gross profit. The remainder of the increase in gross profit is a result of continued strong performance in the Powerscreen businesses, where sales increased by 24% over 2001 levels and gross profit as a percent of sales increased by 19% over 2001 levels, due to a trend in the market towards mobile tracked crushing and screening equipment and away from stationary plants to increase customers' flexibility and productivity. Improvements in Powerscreen were partially offset by a slowdown in sales of articulated trucks in Europe and the United States.

Terex Cranes gross profit increased to $20.5 million in the third quarter of 2002 from $0.6 million in the third quarter of 2001. The majority of the increase is due to lower costs arising from restructuring actions. During the third quarter of 2001, Terex Cranes incurred $15.9 million of costs arising from restructuring actions at seven facilities around the world. The acquisition of Demag during the third quarter of 2002 accounted for $5.5 million of increased gross profit over the prior year's period. Demag's gross profit reported since its date of acquisition, August 30, 2002, includes a charge of $2.4 million related to inventory valuation adjustments required under SFAS No. 141. This charge relates to inventory held by Demag on the date of acquisition and is a non-cash charge that is not reflective of ongoing business performance.

Terex Mining gross profit declined by $4.7 million to $9.4 million in the third quarter of 2002 as compared to the third quarter of 2001. The decline in gross profit is due primarily to lower parts volumes and margins as well as significantly lower demand for large mining trucks. As a percent of sales, gross profit declined to 13.5% in the third quarter 2002 from 15.4% in the third quarter of 2001.

Terex Roadbuilding, Utility Products and Other gross profit increased by $11.2 million to $21.6 million from the third quarter of 2001 levels. When compared to the third quarter of 2001, restructuring charges reduced year over year gross profit by $0.3 million. Restructuring charges in the third quarter of 2001 were $2.3 million while restructuring charges in the third quarter of 2002 were $3.4 million, as the Company continued to reduce the size of its organization due to slow market conditions in the roadbuilding industry, where delays in government funding for roadbuilding projects have negatively impacted performance. Acquisitions made since September 2001, including CMI, Utility Equipment, Telelect Southeast and Advance Mixer, added $9.9 million to results in the third quarter of 2002. The majority of the remaining increase in year over year gross profit was generated by improvements in sales levels and the benefit of restructuring activities initiated in 2001 in the roadbuilding businesses.

Terex Aerial Work Platforms gross profit for the twelve days since Genie's acquisition date of September 18, 2002 totaled $2.5 million. The gross profit reported includes a charge of $1.3 million related to inventory valuation adjustments required under SFAS No. 141. This charge relates to inventory held by Genie on the date of acquisition and is a non-cash charge that is not reflective of ongoing business performance.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.9 million to $54.7 million in the third quarter of 2002 as compared to $41.8 million in the third quarter of 2001. Excluding the impact of restructuring activities initiated in the third quarter of 2001, selling, general and administrative expenses increased by $16.8 million in the third quarter 2002 versus the comparable period in 2001. Acquisitions made since September 2001 added $19.7 million of selling, general and administrative expenses in the third quarter of 2002. Excluding acquisitions, divestitures and restructuring costs, selling, general and administrative expenses declined by $2.5 million as a result of cost savings initiatives launched during the third quarter of 2001. Selling, general and administrative expenses decreased to 8.1% of sales in the third quarter of 2002 from 9.2% in the third quarter of 2001.

Selling, general and administrative expenses at Terex Construction increased by $6.2 million to $20.8 million in the third quarter of 2002 versus $14.6 million in the third quarter of 2001. Excluding the impact of restructuring charges in the third quarter of 2001, selling, general and administrative expenses increased by $7.4 million. Businesses acquired since September 2001, namely Atlas and Schaef, accounted for $4.9 million of the increase. The remaining increase in selling, general and administrative expenses over the third quarter of 2001 levels came from the Powerscreen business and other businesses where sales, excluding acquisitions, increased by $14.5 million.

Selling, general and administrative expenses at Terex Cranes increased by $0.2 million to $12.1 million in the third quarter of 2002 versus $11.9 million in the third quarter of 2001. Excluding the impact of restructuring charges incurred in the third quarter of 2001 and businesses acquired in 2002, selling, general and administrative expenses decreased by $1.8 million in the third quarter of 2002 as compared to the third quarter of 2001.

Selling, general and administrative expenses at Terex Mining increased by $0.5 million to $6.3 million in the third quarter of 2002 versus $5.8 million in the third quarter of 2001. As a percent of sales, selling, general and administrative expenses increased to 9.1% from 6.3% in the third quarter of 2001. The primary reason for the increase in selling, general and administrative spending was due to additional legal costs incurred at the German mining shovel operations.

Selling, general and administrative expenses at Terex Roadbuilding, Utility Products and Other increased by $7.6 million to $16.5 million in the third quarter of 2002 versus $8.9 million in the third quarter of 2001. Acquisitions made since September 2001 increased selling, general and administrative expenses by $9.3 million. Excluding the acquisitions made since September 30, 2001, selling, general and administrative expenses declined over third quarter of 2001 levels in the Roadbuilding and Utility Products businesses as a result of restructuring activities initiated in 2001.

Selling, general and administrative expenses for Terex Aerial Work Platforms was $1.6 million for the twelve days from Genie's acquisition on September 18, 2002 to September 30, 2002.

     Income from Operations

Income from operations increased by $30.3 million to $34.0 million in the third quarter of 2002 from third quarter of 2001 levels. The net effect of restructuring was an increase in earnings of $25.2 million in the third quarter of 2002 as compared to the third quarter of 2001. The net impact of acquisitions and divestitures was an increase in year over year earnings of $3.9 million. As of January 1, 2002, the Company no longer amortizes goodwill, as required by SFAS No. 142. The benefit in the third quarter of 2002 of no longer amortizing goodwill expense was $2.9 million.

     Net Interest Expense

Net interest expense in the third quarter of 2002 increased by $1.4 million to $20.5 million as compared to the third quarter of 2001. The majority of the increase in net interest expense is due to higher net debt levels used to finance the acquisitions made during the last twelve months. Net debt increased by $581.1 million to $1,495.2 million during the twelve months ended September 30, 2002.

      Other Income (Expense) - net

Total other income increased by $3.8 million in the third quarter of 2002 to $3.2 million. The primary reason for the increase was an $8.0 million benefit associated with a favorable judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. Offsetting this favorable court judgment was an equity loss of $1.8 million on the Company's minority investment in Tatra, a.s., a Czech Republic based manufacturer of off-road trucks, which reflects the Company's share of Tatra's operating loss, and a $1.4 million foreign exchange loss associated with Euro denominated cash balances held by the Company to facilitate the acquisition of Demag.

     Extraordinary Item

During the three months ended September 30, 2002, the Company recorded a charge of $1.6 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the refinancing of loans under the Company's bank credit facilities on July 3, 2002.

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the nine months ended September 30, 2002 and 2001.

                                                        Nine Months Ended
                                                            September 30,
                                                     ----------------------------  Increase
                                                         2002          2001       (Decrease)
                                                     ------------- ----------------------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    926.6    $    567.6    $     359.0
   Terex Cranes......................................     448.9         402.6           46.3
   Terex Mining......................................     208.1         183.5           24.6
   Terex Roadbuilding, Utility Products and Other....     425.6         259.4          166.2
   Terex Aerial Work Platforms.......................      20.6         ---             20.6
   Eliminations/Corporate............................     (83.5)        (42.7)         (40.8)
                                                     ------------- ------------- --------------
     Total...........................................$  1,946.3    $  1,370.4    $     575.9
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Construction................................$    137.2    $     82.8    $      54.4
   Terex Cranes......................................      59.0          42.8           16.2
   Terex Mining......................................      21.7          33.6          (11.9)
   Terex Roadbuilding, Utility Products and Other....      71.9          44.2           27.7
   Terex Aerial Work Platforms.......................       2.5         ---              2.5
   Eliminations/Corporate............................      (0.4)          0.9           (1.3)
                                                     ------------- ------------- --------------
     Total...........................................$    291.9    $    204.3    $      87.6
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     78.1    $     41.4    $      36.7
   Terex Cranes......................................      31.0          32.3           (1.3)
   Terex Mining......................................      20.1          23.2           (3.1)
   Terex Roadbuilding, Utility Products and Other....      55.8          26.1           29.7
   Terex Aerial Work Platforms.......................       1.6         ---              1.6
   Eliminations/Corporate............................       1.2           0.4            0.8
                                                     ------------- ------------- --------------
     Total...........................................$    187.8    $    123.4    $      64.4
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Construction................................$     59.1    $     41.4    $      17.7
   Terex Cranes......................................      28.0          10.5           17.5
   Terex Mining......................................       1.6          10.4           (8.8)
   Terex Roadbuilding, Utility Products and Other....      16.1          18.1           (2.0)
   Terex Aerial Work Platforms.......................       0.9         ---              0.9
   Eliminations/Corporate............................      (1.6)          0.5           (2.1)
                                                     ------------- ------------- --------------
     Total...........................................$    104.1    $     80.9    $      23.2
                                                     ============= ============= ==============

     Net Sales

Sales increased $575.9 million or approximately 42% to $1,946.3 million for the nine months ended September 30, 2002 from $1,370.4 million for the comparable 2001 period. The primary reason for the increase in sales was the impact of businesses acquired since the third quarter of 2001, including CMI, Atlas, Schaeff, Utility Equipment, Telelect Southeast, Advance Mixer, Demag and Genie. Excluding the impact of acquisitions and divestitures, sales declined by $1.2 million or 0.1% for the comparable periods.

Terex Construction sales increased approximately 63% or $359.0 million from the first nine months of 2001 to $926.6 million in the nine months ended September 30, 2002. The Atlas and Schaeff acquisitions accounted for $303.8 million of the increase. Sales from businesses held for more than one year increased by approximately $55 million in the nine months ended September 30, 2002 compared to same period in 2001, with sales growth realized in the Powerscreen, Fermec, Benford and Italmacchine businesses.

Terex Cranes sales increased 12% from the nine months ended September 30, 2001 levels to $448.9 million for the nine months ended September 30, 2002. The acquisition of Demag and Schaeff, Inc., a producer of forklifts, increased sales for the nine months ended September 30, 2002 by $59.9 million over the same period in 2001. Excluding acquisitions and divestitures, sales decreased by approximately 3%. The decline in Terex Crane sales reflects an overall decline in end user demand for the segment's products. This decline in demand was partially offset by shipments of material handlers to the United States Marine Corps in the first nine months of 2002.

Terex Mining sales increased 13% to $208.1 million for the nine months ended September 30, 2002 as compared to $183.5 million in the same period in 2001. Stronger demand for hydraulic excavators more than offset weakness in demand for large mining trucks.

Terex Roadbuilding, Utility Products and Other sales increased by $166.2 million or 64% to $425.6 million for the nine months ended September 30, 2002. The acquisitions of CMI, Utility Equipment, Telelect Southeast and Advance Mixer contributed $209.0 million of sales growth in 2002. Excluding acquisitions, sales declined relative to the nine months ended September 30, 2001 in the roadbuilding businesses, where delays in government funding for roadbuilding projects have negatively impacted performance. Sales of Telelect product into the utility and telecommunications markets also declined over the nine months ended September 30, 2001 levels as a result of reduced demand from customers. Finally, sales of Terex's light construction products declined, in part due to the changing buying behavior of large rental houses, who have postponed purchases while awaiting an upturn in the industry and the economy generally.

Terex Aerial Work Platforms net sales of $20.6 million represent the activity of Genie since Genie's acquisition date of September 18, 2002.

Net sales eliminations consists of the elimination of sales among the segments.

     Gross Profit

Gross profit for the nine months ended September 30, 2002 increased approximately $87.6 million or 43% over the nine months ended September 30, 2001. Acquisitions net of divested businesses generated $89.5 million of gross profit in the nine months ended September 30, 2002 compared to $1.2 million in the nine months ended September 30, 2001. In the nine months ended September 30, 2002, the Company did not amortize goodwill, consistent with the requirements of SFAS No. 142. This increased gross profit in 2002 by $7.4 million as compared to the comparable nine-month period in 2001. Restructuring charges for the nine months ended September 30, 2002 were $18.9 million lower than the comparable period in 2001. In addition, in the second quarter of 2002, the Company recorded a $7.9 million charge to recognize a reduction in the carrying value in the fixed assets in the Light Construction business included in the Terex Roadbuilding, Utility Products and Other segment. This charge was based upon the group's poor performance and management's projections of future results for the group, as the market for the group's products (primarily light towers) has been negatively impacted by the consolidation of distribution outlets for the group's products, which has reduced demand for these products, and the increasing preference of end users of the group's products to rent, rather than purchase, equipment.

Terex Construction gross profit increased by $54.4 million to $137.2 million for the nine months ended September 30, 2002. Acquisitions accounted for $40.3 million of the increase, and the benefit of no longer amortizing goodwill accounted for an additional $3.2 million of the increase. No restructuring charges were incurred during the nine months ended September 30, 2002 while $6.3 million of restructuring charges were recorded during the same period in 2001.

Gross profit in the Powerscreen business improved over 2001 levels, primarily as a result of higher sales volumes throughout the world. This increase is due to a trend in the market towards mobile tracked crushing and screening equipment and away from stationary plants to increase customers' flexibility and productivity. In addition, gross profit improved in the nine months ended September 30, 2002 as the Company's sales of articulated trucks, loader backhoes and compaction equipment increased.

Terex Cranes gross profit increased $16.2 million for the nine months ended September 30, 2002 to $59.0 million. Acquisitions accounted for $5.9 million of the increase, while the elimination of goodwill amortization accounted for another $0.9 million of the increase in gross profit over 2001 levels. Restructuring charges incurred during the nine months ended September 30, 2002 were $15.7 million lower than in the comparable period in 2001. Gross profit in the tower crane product line as well as in the off road crane businesses has been unfavorably impacted in the nine months ended September 30, 2002 by lower demand throughout the crane industry. This decline has been partially offset by sales of material handlers to the United States Marine Corps as well as improved sales in the boom truck mounted crane business. Demag's gross profit reported since its date of acquisition, August 30, 2002, includes a charge of $2.4 million related to inventory valuation adjustments required under SFAS No. 141. This charge relates to inventory held by Demag on the date of acquisition and is a non-cash charge that is not reflective of ongoing business performance.

Terex Mining gross profit declined by $11.9 million to $21.7 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Excluding the benefit of no longer amortizing goodwill in 2002, gross profit declined by $14.0 million. Gross profit was unfavorably impacted by declines in selling margins realized by the hydraulic shovel and large mining truck businesses as well as a decline in parts margin and volume relative to overall sales. Customer demand for the segment's products has been negatively impacted by market prices for commodities such as coal, gold and other industrial metals, which remain low relative to historical averages.

Terex Roadbuilding, Utility Products and Other gross profit increased by $27.7 million to $71.9 million for the nine months ended September 30, 2002. Businesses acquired since September 30, 2001 earned $40.8 million of gross profit during 2002 and the benefit of no longer amortizing goodwill added $1.2 million of gross profit in 2002 over the comparable period in 2001. Restructuring charges incurred in 2002 increased by $2.5 million over 2001 levels as the Company consolidated facilities and reduced employment levels to meet lower anticipated demand throughout the industries. Gross profit declined in 2002 as compared to 2001 in the Light Construction and Telelect businesses as the demand for each business's products declined.

Terex Aerial Work Platforms' gross profit for the twelve days since its acquisition date of September 18, 2002 totaled $2.5 million. The gross profit includes a charge of $1.3 million related to inventory valuation adjustments required under SFAS No. 141. This charge relates to inventory held by Genie on the date of acquisition and is a non-cash charge that is not reflective of ongoing business performance.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $187.8 million for the nine months ended September 30, 2002 from $123.4 million for the same period in 2001. Selling, general and administrative expenses of the businesses acquired since September 2001 were $71.8 million in the nine months ended September 30, 2002. Total restructuring costs included in selling, general and administrative expenses for the first nine months of 2002 totaled $0.6 million, a reduction of $3.0 million from the nine months ended September 30, 2001. As a result of restructuring activities initiated in 2001, selling, general and administrative expenses for the nine months ended September 30, 2002 were $2.0 million lower than the comparable period in 2001.

Terex Construction selling, general and administrative expenses for the first nine months of 2002 were $36.7 million higher than the comparable period in 2002 and totaled $78.1 million. The acquisition of Atlas and Schaeff increased selling, general and administrative expenses in the Terex Construction segment by $33.7 million during the first nine months of 2002 as compared to the same period in 2001. Selling, general and administrative expenses in the first nine months of 2002 included a $1.1 million charge related to restructuring activities. The remaining increase in selling, general and administrative expenses in the nine months ended September 30, 2002 was due to an increase in sales. Excluding restructuring and acquisitions, selling, general and administrative expenses as a percentage of sales in the nine months ended September 30, 2002 was 7.1%, the same as in the comparable period in 2001.

Terex Cranes selling, general and administrative expenses for the first nine months of 2002 were $1.3 million lower than the comparable period in 2001 and totaled $31.0 million. Businesses acquired since September 2001, which include Schaeff, Inc., a producer of forklifts, and Demag, added $4.8 million of selling, general and administrative expenses in the nine months ended September 30, 2002. The divestiture of the Company's Brimont and Holland Lift operations reduced selling, general and administrative expenses for the nine months ended September 30, 2002 by $1.2 million as compared to the same period in 2001. Selling, general and administrative expenses for the nine months ended September 30, 2001 included $2.5 million of restructuring, while no restructuring costs were recorded for the same period in 2002. These restructuring activities reduced selling, general and administrative expenses by $2.4 million dollars in the nine months ended September 30, 2002 when compared to the comparable period in 2001.

Terex Mining selling, general and administrative expenses for the first nine months of 2002 were $3.1 million lower than the comparable period in 2001 and totaled $20.1 million. The majority of the decrease was due to adverse market conditions and fewer opportunities to bid on orders, which resulted in lower selling costs.

Terex Roadbuilding, Utility Products and Other selling, general and administrative expenses increased by $29.7 million for the nine months ended September 30, 2002 when compared to the same period in 2001 and totaled $55.8 million. Acquisitions made after September 30, 2001 increased selling, general and administrative expenses by $31.3 million in the nine months ended September 30, 2002 over the nine months ending September 30, 2001. Restructuring costs increased by $0.3 million in the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001 and totaled $0.6 million. These restructuring actions resulted in a reduction in selling, general and administrative expenses of $1.9 million in the nine months ended September 30, 2002 relative to the nine months ended September 30, 2001.

Terex Aerial Work Platforms selling, general and administrative expenses for the twelve days since Genie was acquired on September 18, 2002 totaled $1.6 million.

     Income from Operations

Income from operations increased by $23.2 million to $104.1 million for the nine months ended September 30, 2002 as compared to $80.9 million in the nine months ended September 30, 2001. Restructuring costs incurred in the nine months ended September 30, 2002 were $18.9 million dollars lower than in the same period in 2001 and totaled $9.8 million. Income from operations in the nine months ended September 30, 2001 was negatively impacted ($2.9 million) by the return of five mining trucks from a customer in Chile. Included in income from operations for 2002 is a $7.9 million charge as required by SFAS No. 144 related to the impairment of certain long lived assets of the Light Construction business in the Terex Roadbuilding, Utility Products and Other segment. As of January 1, 2002, the Company no longer amortizes goodwill as required by SFAS No. 142, which resulted in increased income from operations of $7.4 million for the nine months ended September 30, 2002 when compared to the same period in 2001. Earnings from businesses acquired since September 30, 2001 added $17.6 million of income from operations in the nine months ended September 30, 2002. In January 2002 and December 2001, the Company divested the Holland Lift and Brimont businesses, respectively, reported in the Terex Cranes segment. During the first nine months of 2001, these businesses generated a loss of $0.7 million.

Income from operations, excluding the impact of the restructuring costs, the return of five mining trucks, the SFAS No. 144 impairment charge and the elimination of the amortization of goodwill, declined by $17.3 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Lower demand due to slowing construction expenditures in the United States and Europe negatively impacted earnings in the Terex Cranes segment by $4.2 million in the first nine months of 2002 when compared to the same period in 2001. Lower demand from the telecommunications marketplace as well as changing buying patterns in the light construction business negatively impacted income from operations by $2.1 million in 2002 when compared to 2001. Income from operations in the Terex Mining segment was $10.6 million lower than in 2001 as commodity prices remained low.

     Net Interest Expense

Net interest expense for the nine months ending September 30, 2002 increased by $2.7 million over the same period in 2001 and totaled $62.2 million. The increase in net interest expense is due to the overall increase in bank debt used to finance acquisitions made since September 30, 2001. The impact of increased net debt has been partially offset by more favorable interest rates and the use of interest rate derivatives to convert fixed rate debt to floating rate debt.

     Other Income (Expense) - Net

Other expense for the nine months ended September 30, 2002 totaled $8.4 million, which is an increase of $6.9 million relative to the same period in 2001. During the first nine months of 2002, the Company recorded a loss of $2.6 million related to its Earthking investments, a loss of $1.7 million related to its investment in Tatra, which reflects the Company's share of Tatra's operating loss, and a loss of $12.4 million related to the divestiture of its Holland Lift and Brimont businesses, which divested businesses were included in the Terex Cranes segment and manufactured and distributed products the Company deemed to be non-strategic. Offsetting these items were a $8.0 million benefit associated with a favorable judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business and a gain on a foreign currency hedge initiated in connection with the acquisition of Demag.

     Extraordinary Item

During the nine months ended September 30, 2002, the Company recorded a charge of $1.6 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the refinancing of loans under the Company's bank credit facilities on July 3, 2002.

During the nine months ended September 30, 2001, the Company recorded a charge of $2.3 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishments of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

     Cumulative Effect of Change in Accounting Principle

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in the nine months ended September 30, 2002. (See "Critical Accounting Policies," below, for additional information on these charges.) This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Mining Segment) ($105.7 million, or $105.7 million, net of income taxes), and the Light Construction Group (Terex Roadbuilding, Utility Products and Other Segment) ($26.2 million, or $18.1 million, net of income taxes). The charge was partially offset by the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

CRITICAL ACCOUNTING POLICIES

In the nine months ended September 30, 2002, the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million. This was in accordance with the requirements of the Financial Accounting Standards Board as set out in its SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets."

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

SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and details how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill related to acquisitions completed by the Company after June 30, 2001 was not amortized in 2001 or 2002 and, beginning on January 1, 2002, goodwill related to acquisitions completed by the Company prior to July 1, 2001 is no longer being amortized. Under SFAS No. 142, goodwill and indefinite life intangible assets are to be reviewed at least annually for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was performed on all reporting units prior to June 30, 2002, as required.

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

Under the SFAS No. 142 approach, the Company estimated the fair value of each of its ten reporting units existing as of January 1, 2002. The Company first prepared a projection of undiscounted cash flow for each reporting unit based on management's expectation of future market conditions, changes in working capital and capital requirements. The undiscounted cash flows were then present valued using the Company's weighted average cost of capital. The discounted cash flow was then compared to the carrying value of the reporting unit. Consistent with the requirements of SFAS No. 142, a second test was performed if the carrying value exceeded the discounted cash flow.

The Terex Mining segment's carrying value exceeded the present value of the cash flow expected to be generated by the segment. Future cash flow expectations have been reduced due to the continued weakness in mineral commodity prices which are a major determinant of the overall demand for mining equipment. The Company utilized the services of a valuation adviser to determine the fair market value of the Terex Mining segment's fixed assets and intangible assets. This information was utilized in calculating a goodwill impairment of $105.7 million ($105.7 million, net of income taxes).

The Light Construction reporting unit, a component of the Terex Roadbuilding, Utility Products and Other segment, also was determined to have a carrying value in excess of its projected discounted cash flow. The market for the unit's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the unit's products, which has reduced demand for these products, and the increasing preference of end users of the unit's products to rent, rather than purchase, equipment. Given the relative size of the impairment, no outside valuation adviser was used. The analysis resulted in a goodwill impairment of $26.2 million ($18.1 million, net of income taxes).

The EarthKing reporting unit, a component of the Terex Roadbuilding, Utility Products and Other segment, was also determined to have a carrying value in excess of its projected discounted cash flow. EarthKing was created to provide on-line training and web based procurement services. Several businesses within EarthKing were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, which substantially reduced the value of EarthKing. A goodwill impairment of $0.3 million ($0.3 million, net of income taxes) was recorded.

The adjustment from the adoption of SFAS No. 142, an impairment loss of $132.2 million (124.1 million, net of income taxes) has been recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

..

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $8.3 million was provided by operating activities during the nine months ended September 30, 2002. Approximately $22 million was used for working capital. Net cash used in investing activities was $453.5 million during the nine months ended September 30, 2002 and primarily represents the acquisitions of Schaeff, Utility Equipment, Telelect Southeast, Advance Mixer, Demag and Genie ($440.7 million) and capital expenditures ($16.4 million). Net cash provided by financing activities was $526.3 million during the nine months ended September 30, 2002, which primarily represents the proceeds from the issuance in a public offering of 5.3 million shares of the Company's common stock on April 23, 2002 ($113.3 million), the refinancing of the Company's bank credit facility on July 3, 2002 ($367.3 million) and the additional borrowing under the Company's bank credit facility on September 13, 2002 ($204.7 million). Cash and cash equivalents totaled $337.6 million at September 30, 2002. In addition, the Company had approximately $167 million available for borrowing under its revolving credit facilities at September 30, 2002. Therefore, total liquidity available to the Company at September 30, 2002 was approximately $504 million.

Including the January 2002 acquisitions of Schaeff and Utility Equipment, the March 2002 acquisition of Telelect Southeast, the April 2002 acquisition of Advance Mixer, the August 2002 acquisition of Demag, the September 2002 acquisition of Genie and the 2001 acquisitions of the Jaques Group, CMI and Atlas, since the beginning of 1995 Terex has invested approximately $1.9 billion to strengthen and expand its core businesses through more than 24 strategic acquisitions. Acquisitions and new product development have been important components of the Company's growth strategy. Although the Company may make additional acquisitions in the future, particularly acquisitions that would complement the Company's existing operations, at the present time the Company is focused on completing the integration of its recent acquisitions.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuance of equity, asset sales, including strategic dispositions of business units, or any combination thereof. On April 23, 2002, the Company issued approximately 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million. On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 million of term debt maturing in June 2009 and a revolving credit facility of $300 million that is available through June 2007. The facility also included provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility. On September 13, 2002, the Company consummated an incremental term loan borrowing of $210 million under this facility to acquire Genie, to refinance some of Genie's debt and for other general corporate purposes. In addition to providing the Company with additional funds, the revised credit agreement also amended certain covenants and other provisions to allow the Company greater flexibility. This added flexibility included changes to increase the Company's ability to make acquisitions, participate in joint ventures and take other corporate actions. Adjustments were also made to financial covenant ratios, including the Company's consolidated total leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, that permit the Company to maintain additional debt for a longer period of time.

During 2001, the Company successfully executed three capital market transactions raising $500 million in senior subordinated notes, expanding its revolving credit facilities to $300 million and raising $96 million from the issuance of common stock. Additionally, in October 2001, January 2002, March 2002 and September 2002, the Company issued approximately 3.6 million shares, 0.5 million shares, 0.3 million shares and 3.2 million shares of its common stock in connection with the acquisition of CMI, Utility Equipment, Telelect Southeast and Genie, respectively, as a means of acquiring businesses. The Company also sold approximately 1.3 million shares of its common stock for $17.3045 per share, or approximately $23 million in total, to certain former shareholders of Schaeff in January 2002. In each instance, the number of shares of common stock issued was determined based on the average price of the common stock on the New York Stock Exchange for a specified time period prior to the date of issuance.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt. The Company's contractual long-term debt future cash obligations as of September 30, 2002 are as follows:

                                    Long-term debt
                                    --------------
                                    (in millions)
Payments due by year:
  2002.............................. $     34.5
  2003..............................       71.9
  2004..............................       39.6
  2005..............................       24.0
  2006..............................        9.7
  2007..............................      106.4
  Thereafter........................    1,322.7
                                    ---------------
       Total........................ $  1,608.8
                                    ===============

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

Cash generated from operations is directly tied to the Company's sales. A decrease in sales will have a negative impact on the Company's ability to derive liquidity from its operations. Sales are subject to decline for a number of reasons, including economic conditions, weather, competition and foreign currency fluctuations. A significant portion of sales are financed by third party finance companies in reliance on the credit worthiness of the Company's customers and the estimated residual value of its equipment. Deterioration in the credit quality of the Company's customers or the estimated residual value of its equipment could negatively impact the ability of such customers to obtain the resources needed to make purchases from the Company and could have a material adverse impact on results of operations or financial condition of the Company. The recent economic climate has had a negative effect on cash generated from operations, as consumer confidence remains fragile, many of the Company's customers have delayed purchasing decisions and the availability of third party financing has become more limited.

The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants regarding interest coverage, fixed charge coverage and leverage, among others. These covenants require quarterly compliance and become more restrictive annually. Maintaining compliance with these ratios depends on the future performance of the Company and the achievement of cost savings and earning levels anticipated in acquisitions. As noted earlier, the Company has recently revised its bank credit facilities, borrowed additional funds under these facilities and seen a relaxation of key restrictive covenants contained in these facilities.

The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. As noted earlier, in 2002 and 2001 the Company successfully executed four capital market transactions raising $500 million in senior subordinated notes and raised $209 million from the issuance of its common stock.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at fixed interest rates from 8-7/8% to 10-3/8%. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $350 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and its 10-3/8% Senior Subordinated Notes. The floating rates are based on a spread of 2.91% to 4.94% over London Interbank Offer Rate ("LIBOR"). At September 30, 2002, the floating rates ranged between 4.66% and 6.69%.

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

The Company generates hazardous and nonhazardous wastes in the normal course of its manufacturing operations. As a result, Terex is subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. Compliance with these laws and regulations has, and will continue to require, the Company to make expenditures. The Company does not expect that these expenditures will have a material adverse effect on its business or profitability.

The Company previously reported that it was a party to an action commenced in the United States District Court for the District of Delaware by the End of the Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans against the Company and certain former officers and directors of Fruehauf and the Company. This matter has been settled as of May 3, 2002, with the Company being released from all claims and the action being dismissed with prejudice. The settlement will not have a material impact on the Company's financial position, operations or cash flows.

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs allege that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs allege that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of its mining shovel subsidiary, O&K Mining GmbH, from O&K AG, and is claiming a return of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiffs are considering a request to dismiss the Company from the action. The Company has made a claim for indemnification with respect to the action pursuant to the

Share Purchase Agreement dated December 18, 1997 between the Company and O&K AG. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that recommends dismissal of the action for foreign policy interests of the United States. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court.

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. As a result of this favorable judgment, the Company recorded a benefit of $8.0 million in "Other income (expense) - net" in the Condensed Consolidated Statement of Operations during the third quarter of 2002.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2002, the Company had foreign currency contracts with a notional value of $73.6 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $2.5 million at September 30, 2002.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the LIBOR. At September 30, 2002, approximately 66% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.2%.

At September 30, 2002, the Company had approximately $429 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.66% and 6.69% at September 30, 2002. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $26 million.

At September 30, 2002, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at September 30, 2002 would have increased interest expense by approximately $5 million in the nine months ended September 30, 2002.

                         ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

During their evaluation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer noted that the Company's acquisitions of Genie and Demag, which took place in the third quarter of 2002, will significantly increase the Company's size and complexity, and made note of the need to reinforce the importance of the Company's system of disclosure controls and procedures and internal controls at such newly-acquired operations. They particularly noted that these acquisitions included a U.S. private enterprise and a non-U.S. entity, so that both will need ongoing guidance and monitoring with respect to the system of disclosure controls and procedures maintained by the Company or required under the Exchange Act and the internal control system maintained by the Company.

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

Item 2.       Changes in Securities and Use of Proceeds

On September 18, 2002, the Company issued 3,179,659 shares of its common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act'). These shares, having a value of approximately $64.9 million at the time of issuance, were issued to the five former shareholders of Genie in connection with the Company's acquisition of all of the outstanding stock of Genie. Of these shares, 979,864 shares have been deposited into an escrow account to ensure compliance with, and indemnification under, the terms of the Genie acquisition documents in the event of any breach of such terms by the former shareholders of Genie. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of common stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued. The Company has agreed to register the resale of these shares by the former shareholders of Genie under the Securities Act.

Item 3.       Defaults Upon Senior Securities

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.       Other Information

On October 1, 2002, Helge H. Wehmeier was added as a member of the Company's Board of Directors. Mr. Wehmeier recently retired from Bayer AG, a diversified, international chemicals and health care group, where he had spent more than 35 years in various positions of increasing responsibility, including senior management positions in both Europe and the United States. Mr. Wehmeier's most recent position was President and Chief Executive Officer, Bayer Corporation, a position he held since 1991. Mr. Wehmeier is an alumnus of the International Management Development Institute, Lausanne, Switzerland and Institut European d'Administration des Affaires, Fontainebleau, France. Mr. Wehmeier is also a director of PNC Financial Services Group, a diversified banking and financial services company.

On October 4, 2002, the Company issued 64,871 shares of its common stock to the holders of expired and unexercised Common Stock Appreciation Rights of the Company as an accommodation to the holders of such Rights. The Rights were originally issued by the Company pursuant to the Common Stock Appreciation Rights Agreement, dated as of May 9, 1995, between the Company and The Bank of New York (formerly United States Trust Company of New York), as rights agent.

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

              (b) Reports on Form 8-K.

               - During the quarter ended September 30, 2002, the Company filed the following Current Reports on Form 8-K:

                    - A report on Form 8-K dated July 19, 2002 was filed on July 22, 2002 announcing the Company had entered into an agreement to acquire Genie Holdings, Inc.

                    - A report on Form 8-K dated August 9, 2002 was filed on August 9, 2002 containing various statements under oath and certifications of the Company's chief executive officer and chief financial officer.

                    - A report on Form 8-K dated August 30, 2002 was filed on August 30, 2002 announcing the Company had completed the acquisition of Demag Mobile Cranes GmbH & Co. KG.

                    - A report on Form 8-K dated September 11, 2002 was filed on September 16, 2002 announcing the Company's new operating structure and providing operating segment information for the Company.

                    - A report on Form 8-K dated September 13, 2002 was filed on September 20, 2002 announcing the Company had completed the acquisition of Genie Holdings, Inc. and that the Company consumated a $210 million incremental term loan borrowing under the Company's existing bank credit facility.

                    - A report on Form 8-K dated September 16, 2002 was filed on September 17, 2002 announcing the appointment of Phillip C. Widman as Senior Vice President and Chief Financial Officer of the Company and Joseph F. Apuzzo as President - Terex Financial Services.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TEREX CORPORATION
                                                 (Registrant)


Date:  November 14, 2002                   /s/ Phillip C. Widman
                                              Phillip C. Widman
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Date:  November 14, 2002                   /s/ Mark T. Cohen
                                              Mark T. Cohen
                                              Controller
                                              (Principal Accounting Officer)

                                  CERTIFICATION



I, Ronald M. DeFeo, Chairman, President and Chief Executive Officer of Terex Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Terex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Ronald M. DeFeo
Ronald M. DeFeo
Chairman, President and
Chief Executive Officer

                                  CERTIFICATION

I, Phillip C. Widman, Senior Vice President and Chief Financial Officer of Terex Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Terex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002


/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer

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

10.8 Terex Corporation 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

10.9 Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

10.10 Incremental Term Loan Assumption Agreement, dated as of September 13, 2002, relating to the Amended and Restated Credit Agreement dated as of July 3, 2002, among Terex Corporation, certain of its subsidiaries, the lenders party thereto and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

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

10.16 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit
         10.27 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.17 Registration Rights Agreement dated as of March 29, 2001 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.18 Agreement and Plan of Merger, dated as of June 27, 2001, by and among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2001 and filed with the Commission on June 28, 2001).

10.19 Underwriting Agreement, dated as of December 5, 2001, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
         Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 5, 2001 and filed with the Commission on December 6,
         2001).

10.20 Purchase Agreement, dated as of December 10, 2001, among Terex Corporation and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.32 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.21 Registration Rights Agreement, dated as of December 17, 2001, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.33 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.22 Agreement on the Sale and Purchase of Shares of the Schaeff Group of Companies, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.23 Stock Purchase Agreement Concerning the Acquisition of Terex Common Stock, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.24 Underwriting Agreement, dated as of April 18, 2002 between Terex Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 18, 2002 and filed with the Commission on April 18, 2002).

10.25 Sale and Purchase Agreement, dated May 16, 2002, among Terex Corporation, Terex Germany GmbH & Co. KG and Demag Mobile Cranes GmbH (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 16, 2002 and filed with the Commission on May 17, 2002).

10.26 Agreement and Plan of Merger, dated July 19, 2002, among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc., Robert Wilkerson, S. Ward Bushnell, F. Roger Brown, Wilkerson Limited Partnership, Bushnell Limited Partnership and R. Brown Limited Partnership (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 19, 2002 and filed with the Commission on July 22, 2002).

10.27 First Amendment to Agreement and Plan of Merger, dated as of September 18, 2002, by and among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc. and Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

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

10.30 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.31 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

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