Form 10-K
period 2002-12-31
TEREX CORP
filed 2003-03-28
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                 FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 |X|                 OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the Registrant is an accelerated filers (as defined in Exchange Act Rule 12b -2).
                     YES   X       NO
                         -----       -----

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $962 million based on the last sale price on June 28, 2002.

       The number of shares of the Registrant's Common Stock outstanding was 48,061,241 as of March 19, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2002


                                     PART I

Item 1     Business.........................................................   3
Item 2     Properties.......................................................  28
Item 3     Legal Proceedings................................................  30
Item 4     Submission of Matters to a Vote of Security Holders..............  31

                                   PART II

Item 5     Market for Registrant's Common Stock and
            Related Stockholder Matters.....................................  31
Item 6     Selected Financial Data..........................................  32
Item 7     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  33
Item 7A    Quantitative and Qualitative Disclosure about Market Risk........  52
Item 8     Financial Statements and Supplementary Data......................  53
Item 9     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................  54

                                  PART III

Item 10    Directors and Executive Officers of the Registrant...............  54
Item 11    Executive Compensation...........................................  54
Item 12    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters.....................................  54
Item 13    Certain Relationships and Related Transactions...................  55
Item 14    Controls and Procedures..........................................  55

                                   PART IV

Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K..  55

As used in this Annual Report on Form 10-K,  unless otherwise  indicated,  Terex
Corporation,   together  with  its  consolidated  subsidiaries,  is  hereinafter referred to as "Terex," the "Registrant," or the "Company."


                                     PART I

ITEM 1. BUSINESS

General

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. The Company is building a growing franchise under the Terex brand name. The Company remains focused on its mission of delivering products that are reliable and cost-effective and producing equipment that improves its customers' return on invested capital. The Company's products are manufactured at plants in the United States, Canada, Europe, Australia, Asia and South America, and are sold primarily through a worldwide distribution network serving the global construction, infrastructure and surface mining markets.

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

The Company operates in five business segments: Terex Construction, Terex Cranes, Terex Roadbuilding, Utility Products and Other, Terex Aerial Work Platforms and Terex Mining.

For financial information about the Company's industry and geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note T -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Terex Construction

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). Terex Construction products are currently marketed principally under the following brand names: Atlas Terex, Finlay, Fuchs Terex, Pegson, Powerscreen, Terex Benford, Terex Fermec, Terex Handlers, Terex Schaeff, Terex and TerexLift. These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel.

Terex Construction has 20 significant manufacturing operations:

     o Atlas Terex GmbH ("Atlas Terex"), located in Delmenhorst, Ganderkasee, Loeningen and Vechta, Germany, at which excavators and truck mounted articulated hydraulic cranes are manufactured under the ATLAS TEREX and TEREX brand names;

     o Atlas Terex UK Limited ("Atlas UK"), located in Hamilton, Scotland, at which truck mounted articulated hydraulic cranes are manufactured under the ATLAS TEREX and ATLAS trade names;

     o Benford Limited ("Benford"), currently located in Warwick, England, at which dumpers, compaction equipment and material handlers are manufactured under the Company's AMIDA, TEREX BENFORD and TEREX brand names;

     o BL-Pegson Ltd. ("B.L. Pegson"), located in Coalville, England, which manufactures crushers under the PEGSON brand name;

     o    Fermec   Manufacturing   Limited  ("Fermec"),   currently  located  in
          Manchester, England, which manufactures loader backhoes under the TEREX and TEREX FERMEC brand names;

     o Finlay Hydrascreens (Omagh) Limited ("Finlay"), located in Omagh, Northern Ireland, at which crushers, washing systems, screens and trommels are manufactured under the FINLAY brand name;

     o Fuchs-Bagger GmbH & Co. KG ("Fuchs"), located in Bad Schoenborn, Germany, at which loading machines are manufactured under the FUCHS TEREX brand name;

     o Powerscreen International Distribution Ltd. and Powerscreen Limited ("Powerscreen"), located in Dungannon, Northern Ireland; and Kilbeggan, Ireland; respectively, which manufacture and sell washing systems, screens and trommels under the POWERSCREEN brand name;

     o The Schaeff Group of Companies ("Schaeff"), located in Langenburg, Gerabron, Rothenburg, Crailsheim and Clausnitz, Germany, at which small wheel loaders, mini excavators and midi excavators are manufactured under the TEREX SCHAEFF, ATLAS TEREX and TEREX brand names;

     o Terex Equipment Limited ("TEL"), located in Motherwell, Scotland, which manufactures off-highway rigid haul trucks and articulated haul trucks, having capacities ranging from 25 to 100 tons, and scrapers under the TEREX brand name;

     o Terex Handlers, located in Baraga, Michigan, at which rough terrain telescopic boom material handlers (also known as telehandlers) are manufactured under the TEREX and TEREX HANDLERS brand names; and

     o TerexLift S.r.l. ("TerexLift"), located near Perugia, Italy, at which rough terrain telescopic material handlers (also known as telehandlers) are manufactured under the TEREXLIFT and TEREX brand names.

Terex Cranes

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. Currently, Terex Cranes products are marketed principally under the following brand names: American, Atlas, Atlas Terex, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM, RO-Stinger and Terex. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities.

Terex Cranes has 13 significant manufacturing operations:

     o    The  American  Crane   Corporation   ("American   Crane")  located  in
          Wilmington, North Carolina, at which lattice boom crawler cranes are manufactured under the AMERICAN trade name;

     o Demag Mobile Cranes GmbH & Co. KG ("Demag") located in Zweibrucken, Wallerscheid and Bierbach, Germany, and Pecs, Hungary, at which lattice boom crawler cranes and mobile cranes are manufactured under the DEMAG trade name;

     o Gru Comedil S.r.l. ("Comedil"), located in Fontanafredda and Milan, Italy, at which tower cranes are manufactured under the COMEDIL and TEREX trade names;

     o PPM S.A.S., located in Montceau-les-Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured;

     o Terex Italia S.r.l. ("Terex Italia"), located in Crespellano, Italy, at which mobile cranes are manufactured under the TEREX, BENDINI and PPM brand names;

     o Terex Lifting Australia Pty. Ltd. ("Terex Lifting Australia"), located in Brisbane, Australia, at which all terrain mobile cranes are manufactured under the FRANNA trade name;

     o Terex Cranes - Waverly (also known as Koehring Cranes, Inc.), located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the brand names TEREX, LORAIN and P&H (a licensed trademark of Joy Global Inc.);

     o Terex Peiner GmbH ("Peiner"), located in Trier, Germany, at which tower cranes are manufactured under the PEINER and TEREX brand names; and

     o Terex-RO Corporation ("Terex-RO"), located in Olathe, Kansas, at which truck mounted cranes are manufactured under the RO-STINGER brand name.

Terex Roadbuilding, Utility Products and Other

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards) and construction trailers, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Terex, Terex Advance Mixer, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines and trim trees.

Terex also owns much of the North American distribution channel for the utility products group, including the following distributors: Utility Equipment Co., Inc. ("Utility Equipment"), Telelect Southeast Distribution, Inc. ("Telelect Southeast"), Commercial Body Corporation ("Commercial Body") and Combatel Distribution Inc. ("Combatel"). These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry.

Terex Roadbuilding, Utility Products and Other has 13 significant manufacturing operations:

     o Amida Industries, Inc. ("Amida") and Coleman Engineering, Inc. ("Coleman"), located in Rock Hill, South Carolina, which manufacture and sell portable floodlighting systems, concrete power trowels, concrete  placement  systems,  concrete  finishing  systems,  concrete mixers and traffic control products under the AMIDA, BARTELL, MORRISON, TEREX BENFORD, COLEMAN ENGINEERING and TEREX brand names;

     o Bid-Well, located in Canton, South Dakota, at which concrete pavers are manufactured under the BID-WELL brand name;

     o Cedarapids, Inc. ("Cedarapids") located in Cedar Rapids, Iowa, which manufactures crushing and screening equipment, trommels, and asphalt pavers under the CEDARAPIDS, ROYER and RE-TECH brand names;

     o    CMI-Cifali   Equipmentamentos,   Ltda.   ("CMI-Cifali"),   located  in
          Cachoeirinha, Brazil, which manufactures asphalt pavers and asphalt plants under the CMI-CIFALI brand name;

     o CMI Terex Corporation ("CMI"), located in Oklahoma City, Oklahoma, at which pavement profilers, reclaimers/trimmers, asphalt plants, concrete plants and concrete pavers are manufactured under the CMI TEREX, CMI JOHNSON-ROSS and CEDARAPIDS/STANDARD HAVENS brand names;

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

     o Terex Advance Mixer, Inc. ("Advance Mixer"), located in Ft. Wayne, Indiana, which manufactures and sells front discharge concrete mixer trucks under the TEREX ADVANCE MIXER brand name;

     o Terex Bartell, Ltd. ("Bartell"), located in Brampton, Ontario, Canada, which manufactures and sells concrete power trowels and concrete finishing systems under the BARTELL brand name; and

     o Terex-Telelect, Inc. ("Telelect"), located in Watertown and Huron, South Dakota, at which utility aerial devices and digger derricks are manufactured under the TEREX TELELECT and HI-RANGER brand names.

Terex Aerial Work Platforms

The Terex Aerial Work Platforms segment was formed upon the completion of the acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulated booms, stick booms, scissor lifts, related components and replacement parts, and other products. Terex Aerial Work Platforms products currently are marketed principally under the Genie brand name. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures.

Terex Aerial Work Platforms has two significant manufacturing operations located in Redmond and Moses Lake, Washington at which aerial work platform equipment is manufactured.

Terex Mining

The Terex Mining segment designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. Currently, Terex Mining products are marketed principally under the following brand names: O&K, Payhauler, Terex and Unit Rig. These products are used primarily by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals.

Terex Mining has one significant manufacturing operation, located in Dortmund, Germany, at which it manufactures large hydraulic mining shovels under the O&K brand name. Terex Mining markets high capacity surface mining trucks that are manufactured for Terex Mining by a third party supplier.

Other Businesses

In January 2003, the Company announced the formation of Terex Financial Services, Inc. ("TFS"). TFS will offer customers a complete line of financial products and services to assist in the acquisition of the Company's equipment. In North America, TFS will work with a dedicated team from General Electric Capital Corporation Vendor Financial Services. TFS participates in the benefits associated with the financing of the Company's products with minimal expense and without adding any additional debt or credit risk to Terex.

Terex has a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited ("North Hauler"), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in the People's Republic of China under the TEREX brand name.

Terex is a minority shareholder of Tatra a.s. ("Tatra"), a company incorporated under the laws of the Czech Republic. Tatra, which is located in Koprivnice, Czech Republic, manufactures a range of four-by-four to twelve-by-twelve heavy-duty on and off-road vehicles for military and commercial applications under the TATRA brand name. The Company is also participating in a joint venture with Tatra and STV USA under the name of American Truck Company ("ATC"). ATC will assemble vehicles based on the Tatra design and technology incorporating U.S. components under the brand names TEREX, AMERICAN TRUCK and/or ATC at the Company's Advance Mixer facility in Ft. Wayne, Indiana. Terex also is a minority shareholder of SDC International, Inc., which indirectly owns a majority interest in Tatra.

The Company has minority equity interests in FleetEdge.com, Inc., a developer of fleet management systems, SourceRight.com, Inc., an internet vendor of safety and consumable products, and EarthKing Performance and Safety Solutions, Inc., a provider of productivity and safety training programs for construction equipment.

Terex also has an interest in Crane & Machinery, Inc. ("C&M"), which is headquartered in Illinois, and distributes, rents and provides service for crane products, including products manufactured by the Terex Cranes segment. During

2002, the Company acquired from an unaffiliated financial institution outstanding loans in the amount of approximately $5.9 million owed by C&M to that financial institution, and C&M remains obligated to make payments to the Company pursuant to the terms of such loans. The results of C&M have been consolidated in the Company's financial results from December 1, 2002.

As discussed in Note J - "Investment in Joint Venture" in the Notes to the Consolidated Financial Statements, the Company has a 49% ownership interest in a joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). The other 51% of GFSH B.V. is owned by a European financial institution. GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe.

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

Increase Sales and Market Share Through Best Value Strategy

     o Terex has increased its sales and gained market share by pursuing its best value strategy of providing comparable or superior products at a lower total cost of ownership and with higher returns on invested capital as compared to its competitors. Terex typically prices its products aggressively relative to its competition while providing the same level of functionality.

Reduce Costs and Improve Manufacturing Efficiency

     o The Company's best value strategy is supported by ongoing efforts to reduce costs and improve manufacturing efficiency. Over the past few years, it has initiated several programs to consolidate manufacturing operations, minimize selling costs, outsource non-critical manufacturing processes and rationalize product lines in order to increase profitability and reduce fixed costs. The Company believes its focus on reducing costs and improving manufacturing efficiency has yielded significantly more efficient and flexible operations than its competitors as measured by its comparatively low selling, general and administrative expense-to-sales ratio, significantly higher sales per employee, and greater capital efficiency (based on the ratio of capital expenditures to sales).

Focus on Geographic, Product and End-Market Diversification

Over the past several years, the Company has focused on growing and improving the operations of its core business segments. The Company also has expanded the size and scope of its core businesses both through acquisitions and through development of new products in order to increase its market share. Management believes that these initiatives have helped to reduce the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded the Company's product lines within its core businesses, added new technology and improved its distribution network. As a result, the Company has developed a geographically diverse revenue base with approximately 56% of its revenues derived outside the United States and Canada, and has built a diverse product portfolio addressing a range of end-markets as illustrated by the Company's sales by product category in:


                                                Percentage of Sales

   Product Category                            2002     2001      2000
   ----------------                           ------   ------    ------
   Crushing, Screening & Paving Equipment       20       23         20
   Compact Construction Equipment               18        9          5
   Hydraulic Mobile Cranes                      16       13         16
   Off-Highway Trucks                            9       11         13
   Utility Aerial Devices                        7        7          8
   Hydraulic Mining Shovels                      6        7          9
   Aerial Work Platforms                         5        3          4
   Lattice Boom Cranes                           4        3          2
   Material Handlers                             4        5          8
   Surface Mining Trucks                         3        7          6
   Boom Trucks                                   2        3          2
   Concrete Mixers                               2      ---        ---
   Tower Cranes                                  2        4          3
   Container Stackers                            1        2          2
   Light Construction Equipment                  1        3          2
                                              ------   ------    ------
   Total                                       100%     100%       100%
                                              ======   ======    ======

Grow through Acquisitions

Since 1995, the Company has invested over $1.9 billion to strengthen its core business segments and complementary businesses through over 25 strategic acquisitions. Acquisitions and new product development have been important components of the Company's growth strategy. Although the Company may make additional acquisitions in the future, particularly those that would complement the Company's existing operations, the Company is currently focused on completing the integration of its recent acquisitions.

Some recent examples of the Company's acquisition strategy include:

     o    The acquisition during 2003 of Commercial Body and Combatel.

     o The acquisition during 2002 of Genie, Demag, Schaeff (including Fuchs), Advance Mixer, Utility Equipment and Telelect Southeast.

     o The acquisition during 2001 of Jaques (including Jaques Malaysia and Jaques Thailand), CMI (including Bid-Well, Load King and CMI-Cifali) and Atlas Terex (including Atlas UK).

Products

         Terex Construction

Heavy Equipment. Terex Construction manufactures off-highway trucks and scrapers used in earthmoving applications.

 [Graphic]          Articulated  off-highway  trucks are  three-axle,  six-wheel drive  machines  with a capacity  range of 25 to 40 tons. An oscillating  connection  between the cab and body allows the cab and body to move  independently,  enabling all six tires to maintain  ground  contact for traction on rough  terrain.
                    This allows the truck to move effectively  through extremely rough or muddy off-road conditions.  Articulated off-highway trucks are  typically  used  together  with an  excavator or wheel loader to move dirt in connection with road, tunnel or other infrastructure construction and commercial, industrial
                    or   major   residential    construction   projects.   Terex
                    articulated   off-highway   trucks   are   manufactured   in
                    Motherwell, Scotland, under the brand name TEREX.


 [Graphic]          Rigid  off-highway   trucks  are  two  axle  machines  which
                    generally   have   larger    capacities   than   articulated
                    off-highway  trucks,  but can  operate  only on  improved or graded surfaces.  The capacities of rigid off-highway trucks
                    range   from  35  to  100  tons,   and  are  used  in  large
                    construction or infrastructure projects, aggregates and smaller surface mines. Terex's rigid trucks are manufactured in Motherwell, Scotland, under the TEREX brand name.



 [Graphic]          Scrapers move dirt by elevating it from the ground to a bowl located between the two axles of the machine. Scrapers are used most often in relatively dry, flat terrains. Terex scrapers are manufactured in Motherwell, Scotland, under the TEREX brand name.




Compact Equipment. Terex Construction manufactures a wide variety of compact equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction equipment, excavators, loading machines, site dumpers, telehandlers and wheel loaders.



 [Graphic]          Loader  backhoes  incorporate  a  front-end  loader and rear excavator  arm.  They are used for loading,  excavating  and
                    lifting  in  many  construction  and  agricultural   related
                    applications. Terex offers four models of loader backhoes, ranging from 69 to 90 horsepower. Terex loader backhoes are currently manufactured under the TEREX and TEREX FERMEC brand names in Manchester, England.

 [Graphic]          Compaction equipment manufactured by Terex ranges from small portable  plates to heavy duty ride-on  rollers.  Single and reversible  direction  plates are used in the  compaction of trench backfill  material,  paths and driveways.  A range of
                    tandem   rollers   from  1.5  to  10  tons   covers   larger
                    applications, including road formation, construction and asphalt surfacing. Self-propelled rollers from 6 to 12 tons are used in landfill site construction and on soil and sub-base materials. Included in the range are sophisticated infrared trench compactors that enable the operator to use the machine at a distance. Terex compaction equipment is currently manufactured in Warwick, England, under the TEREX and TEREX BENFORD brand names.

 [Graphic]          Excavators in the compact  equipment  category  include mini and midi excavators used in the general construction, landscaping and rental businesses. Mini excavators are crawler type excavators ranging in size from 1.6 tons to 5.5 tons. These machines are equipped with either rubber or steel tracks. Midi excavators are manufactured in a mobile
                    (wheeled) version in the 6 to 11 ton sizes for the European market. These excavators are commonly used for excavation and lifting in confined areas in communities and in rental businesses. Midi excavators are also manufactured as crawler excavators in sizes between 5.5 tons and 11.0 tons. In the 6 to 8 ton sizes Terex offers standard steel tracks and optional rubber tracks. These excavators are manufactured in Germany under the TEREX, ATLAS TEREX and TEREX SCHAEFF brand names.



 [Graphic]          Loading  machines are designed for handling logs,  scrap and other  bulky  materials  with  clamshell,  magnet or grapple attachments.  There are  stationary  and  mobile  models for
                    loading   barges   and   various    operations   in   scrap,
                    manufacturing and materials handling. Terex produces loading machines ranging from 11 tons to 65 tons at its facilities in Bad Schoenborn and Ganderkasee, Germany, under the FUCHS
                    TEREX and ATLAS TEREX brand names.





 [Graphic]          Site  dumpers  are  used  to  move  smaller   quantities  of
                    materials from one location to another, and are primarily used for landscaping and concrete applications. Terex offers a variety of 2 wheel and 4 wheel drive models. Site dumpers are manufactured in Warwick, England, under the TEREX
                    BENFORD and TEREX brand names.





 [Graphic]          Telehandlers  are used to move and  place  materials  on new residential  and  commercial job sites.  Terex  manufactures telehandlers with load capacities of up to 11,000 pounds and with a  maximum  extended  reach  of up to 62 feet  and lift capabilities  of up to 78  feet.  Terex  manufactures  rough
                    terrain    telehandlers   and   360-degree   boom   rotating
                    telehandlers at its facilities in Baraga, Michigan, and in Perugia, Italy, under the brand names TEREX HANDLERS and TEREXLIFT.





 [Graphic]          Wheel Loaders are used for loading and unloading  materials.
                    Due to the large variety of attachments, these machines are also multi-equipment carriers used not only in the field of construction but also in industrial, rental and landscaping business. Terex wheel loaders are manufactured under the brand names of TEREX SCHAEFF and TEREX at its facility in Crailsheim, Germany.

Crushing and Screening Equipment. Crushing and screening equipment offered by Terex Construction is used in the quarry, demolition and recycling industries. Crushing and screening plants can be either stationary or portable. Portable crushing and screening plants are configured with a variety of components to provide easy site-to-site mobility, application versatility, flexible on-demand finished product and reduced set-up time.

Terex Construction manufactures crushing equipment under the PEGSON brand name in Coalville, England.



 [Graphic]          Jaw crushers are primary crushers with reduction ratios of 6 to 1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.



 [Graphic]          Cone   crushers   are  used  in   secondary   and   tertiary
                    applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.



Terex Construction manufactures screening equipment in Dungannon, Northern Ireland; Kilbeggan, Ireland; and Omagh, Northern Ireland; under the brand names POWERSCREEN and FINLAY.




 [Graphic]          Dry  screening  is used to process  materials  such as sand, gravel, quarry rock, coal, construction and demolition waste, soil, compost and wood chips.





 [Graphic]          Washing screens are used to separate,  wash, scrub,  dewater and  stockpile  sand and gravel.  Products  manufactured  by
                    Terex  include a completely  mobile single  chassis  washing plant  incorporating  separation,  washing,  dewatering  and
                    stockpiling,   mobile  and  stationary   screening  rinsers,
                    bucket-wheel dewaterers,  scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems,  stockpiling  conveyors and a sand screw
                    system  as  an  alternative   option  to  the   bucket-wheel
                    dewaterers.



 [Graphic]          Trommels  are  used in the  recycling  of  construction  and demolition  waste  materials,  as well as soil,  compost and wood chips.  Trommels  incorporate  conveyors  and  variable speed  fingertip  control of the belts and rotating  drum to separate the various  materials.  Terex manufactures a range of trommel and soil shredding equipment. Terex also designs,
                    sources,  installs,   commissions  and  provides  aftersales
                    support for turnkey  recycling  systems.  These  systems are used to process  construction and demolition  waste, as well as decasing,  segmenting and processing  empty bottles.  The
                    soil   shredding   units  are  mainly   used  by   landscape
                    contractors and provide a high specification end product.

         Terex Cranes

Terex Cranes offers a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom cranes, boom trucks and container stackers.

Mobile Telescopic Cranes. Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material to heights in excess of 225 feet. Terex Cranes offers a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes, and lift and carry cranes.


 [Graphic]          Rough terrain  cranes move  materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Terex offers rough terrain cranes with lifting capacities ranging from 20 to 100 tons and maximum tip heights of up to 246 feet. Terex manufactures its rough terrain cranes at its facilities located in Waverly, Iowa, and Crespellano, Italy, under the brand names TEREX, LORAIN, P&H, PPM and BENDINI.





 [Graphic]          Truck  cranes have two cabs and can travel  rapidly from job site to job site at highway speeds. Truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Truck cranes manufactured by Terex have maximum lifting capacities of up to 90 tons and maximum tip heights of up to 202 feet. Terex manufactures truck cranes at its Waverly, Iowa, facility under the brand names TEREX, P&H and LORAIN.





 [Graphic]          All  terrain  cranes  were  developed  in  Europe as a cross between rough terrain and truck cranes,  and are designed to travel across both rough  terrain and highways.  All terrain cranes  manufactured by Terex have lifting  capacities of up to 800 tons and maximum tip heights of up to 490 feet. Terex manufactures  all terrain cranes at its  Montceau-les-Mines,
                    France,   and   Zweibrucken   and   Wallerscheid,   Germany,
                    facilities under the brand names TEREX, PPM and DEMAG.





 [Graphic]          Lift and carry cranes are designed  primarily for site work, such as at mine sites, big fabrication yards and building and construction sites. Terex offers five models of lift and carry cranes with lifting capacities ranging from 11 to 22 tons. Lift and carry cranes are manufactured in Terex's
                    Brisbane, Australia, facility under the brand name FRANNA.

Tower Cranes. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point where it is being used. They include a vertical tower with a horizontal jib with a counterweight at the top (except for self-erecting tower cranes where the counter weight is at the bottom and the entire tower rotates). On the jib is a trolley through which runs a load carrying cable and which moves the load along the jib length. On larger cranes, the operator is located above the work site where the tower and jib meet, providing superior visibility. The jib also rotates 360 degrees, creating a large working area equal to twice the jib length. Tower cranes are currently produced by Terex in Fontanafredda and Milan, Italy, and Trier, Germany, under the PEINER, COMEDIL and TEREX brand names. Terex produces the following types of tower cranes:



 [Graphic]          Self-erecting  tower cranes are  trailer-mounted  and unfold from four  sections (two for the tower and two for the jib);
                    certain  larger  models have a telescopic  tower and folding jib.  These  cranes can be assembled on site in a few hours.
                    Applications   include   residential  and  small  commercial
                    construction. Crane heights range from 50 feet to 90 feet and jib lengths from 60 feet to 125 feet.





 [Graphic]          Hammerhead  tower cranes have a tower and a  horizontal  jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached.
                    These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project; they have a maximum free-standing height of 250 feet to 300 feet and a maximum jib length of 240 feet.





 [Graphic]          Flat top  tower  cranes  have a tower and a  horizontal  jib assembled from sections. There is no A-frame above the jib, which reduces cost and facilities assembly; the jib is self-supporting and consists of reinforced jib sections.
                    These cranes are assembled on site in one to two days, and can increase in height with the project; they have a maximum freestanding height of 305 feet and a maximum jib length of 280 feet.





 [Graphic]          Luffing  jib tower  cranes  have a tower  and an angled  jib assembled from sections. There is one A-frame above the jib to which suspension cables supporting the jib are attached.
                    Unlike other tower cranes, there is no trolley to control lateral movement of the load, which is accomplished by changing the jib angle. These cranes are assembled on site in two to three days, and can increase in height with the project; they have a maximum freestanding height of 185 feet and a maximum jib length of 200 feet. Luffing jib tower cranes operate like a traditional lattice boom crane mounted on a tower.

Lattice Boom Crawler Cranes. Lattice boom crawler cranes are designed to lift material on rough terrain and can maneuver while bearing a load. The boom is made of tubular steel sections, which are transported to and erected, together with the base unit, at a construction site.


 [Graphic]          Hydraulic  lattice  boom  crawler  cranes   manufactured  in
                    Wilmington,  North  Carolina,  under the TEREX and  AMERICAN brand  names have  lifting  capacities  from 50 to 275 tons.
                    Larger crawler cranes manufactured in Zweibrucken,  Germany,
                    under  the  DEMAG  and  TEREX  brand   names  have   lifting
                    capacities ranging from 300 to 1750 tons.





Truck Mounted Cranes (Boom Trucks). Terex Cranes manufactures telescopic boom cranes for mounting on commercial truck chassis. Truck mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are required. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include the installation of air conditioners and other roof equipment. Terex Cranes manufactures both telescopic and articulated boom truck mounted cranes.




 [Graphic]          Telescopic  boom truck mounted  cranes enable an operator to reach heights of up to 166 feet and have a maximum lifting capacity of up to 35 tons. Terex manufactures its telescopic boom truck mounted cranes at its Olathe, Kansas, facility under the brand names RO-STINGER and TEREX.





 [Graphic]          Articulated  boom truck mounted  cranes are available in two
                    product   categories,   each   with  a   maximum   reach  of
                    approximately  100 feet.  The  "knuckle  boom"  crane can be mounted either on the front or the rear of commercial trucks which are  folded  within  the  width of the truck  while in transport.  The "V-boom"  crane is also mounted on the front or the rear of the truck  and spans the  length of the truck
                    while  folded.   Terex   manufactures   these   products  in
                    Delmenhorst,  Germany,  and  Hamilton,  Scotland,  under the
                    ATLAS, ATLAS TEREX and TEREX brand names.




Telescopic Container Stackers. Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker's boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 360 degrees.




 [Graphic]          Telescopic  container  stackers  manufactured  by Terex have lifting capacities up to 49.5 tons, can stack up to five full or eight empty containers and are able to maneuver through very narrow areas. Terex manufactures its telescopic container stackers under the brand names PPM, TEREX and P&H at its Montceau-les-Mines, France, facility.

        Terex Roadbuilding, Utility Products and Other

Terex offers a diverse range of products for the roadbuilding and utility industries. Products in this group include crushing and screening equipment, asphalt and concrete equipment, utility equipment, light construction equipment and construction trailers.

Crushing and Screening Equipment. Crushing and screening equipment is used in processing aggregate materials for roadbuilding materials. Typical crushing and screening operations utilize a combination of components in reducing virgin aggregate materials to required product sizes for final usage in road building and related applications.

Terex Roadbuilding manufactures crushing equipment under the CEDARAPIDS, CANICA and JAQUES brand names in Cedar Rapids, Iowa; Durand, Michigan; Melbourne, Australia; and Subang Jaya, Malaysia. Crushing equipment manufactured by Terex Roadbuilding includes jaw crushers, horizontal shaft impactors, vertical shaft impactors and cone crushers.




 [Graphic]          Jaw crushers are primary crushers with reduction ratios of 6 to 1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.






 [Graphic]          Horizontal  shaft  impactors  are secondary  crushers  which utilize rotor impact bars and breaker plates to achieve high production tonnages and improved aggregate particle shape.
                    They are typically applied to reduce soft to medium hard materials.






 [Graphic]          Vertical shaft impactors are tertiary  crushers which reduce material  utilizing  various  rotor  configurations  and are
                    highly   adaptable  to  any   application.   Vertical  shaft
                    impactors can be customized to material conditions and desired product size/shape. A full range of models provides customers with increased tonnages, better circuit balance and screen efficiency.






 [Graphic]          Cone   crushers   are  used  in   secondary   and   tertiary
                    applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.

Terex Roadbuilding manufactures screening equipment in Durand, Michigan; Cedar Rapids, Iowa; Melbourne, Australia; Subang Jaya, Malaysia; and Chomburi, Thailand under the brand names SIMPLICITY, CEDARAPIDS, ROYER, RE-TECH, JAQUES and TEREX RECYCLING.




 [Graphic]          Heavy duty  inclined  screens  and feeders are found in high tonnage applications. These units are typically custom designed to meet the needs of each customer. Although primarily found in stationary installations, Terex supplies a variety of screens and feeders for use on heavy duty portable crushing and screening spreads.




 [Graphic]          Inclined screens are used in all phases of plant design from handling  quarried  material to fine  screening.  Capable of handling much larger  capacity than a flat screen,  inclined
                    screens  are  most  commonly   found  in  large   stationary
                    installations   where  maximum  output  is  required.   This
                    requires the ability to custom design and manufacture units that meet both the engineering and application requirements of the end user.




 [Graphic]          Feeders  are  generally  situated  at the primary end of the processing facility, requiring rugged design in order to handle the impact of the material being fed from front end loaders, excavators, etc. The feeder moves material to the crushing and screening equipment in a controlled fashion.




 [Graphic]          Flat  screens  combine the high  efficiency  of a horizontal screen with the capacity,  bearing life and low  maintenance
                    of  an  inclined  screen.   They  are  adaptable  for  heavy
                    scalping, standard duty and fine screening applications and are engineered for durability and user friendliness.



Asphalt and Concrete Equipment. Terex Roadbuilding manufactures asphalt mixing plants, asphalt pavers, concrete production plants, concrete pavers, profilers, stabilizers and reclaimers at its facilities in Cedar Rapids, Iowa; Oklahoma City, Oklahoma; and Cachoeirinha, Brazil.


 [Graphic]          Asphalt  pavers are  available  in rubber  tire and steel or rubber track designs. Terex sells asphalt pavers with maximum widths from 18 feet to 30 feet. The smaller units have a maximum paving width of 18 feet and are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects and have maximum paving widths ranging from 24 to 28 feet. High production pavers are engineered and built for heavy-duty, mainline paving and are capable of 30 foot maximum paving widths. All of the above feature direct hydrostatic drive for maximum uptime, patented frame raise for maneuverability and three-point suspension for smooth, uniform mats. Terex asphalt pavers are manufactured under the CEDARAPIDS and GRAYHOUND brand names in Cedar Rapids, Iowa, and under the CMI-CIFALI brand name in Cachoeirinha, Brazil.

 [Graphic]          Asphalt   mixing  plants  are  used  by  road   construction
                    companies to produce hot mix asphalt.  The mixing plants are
                    available   in   portable,    relocatable   and   stationary
                    configurations.  Associated  plant  components  and  control systems are  manufactured  to offer customers a wide variety of equipment  to meet  individual  production  requirements.
                    Asphalt  mixing  plants are  manufactured  under the CMI and
                    CEDARAPIDS/STANDARD  HAVENS  brand names in  Oklahoma  City,
                    Oklahoma,   and  under   the   CMI-CIFALI   brand   name  in
                    Cachoeirinha, Brazil.




 [Graphic]          Concrete   production   plants  are  used  in   residential,
                    commercial,   highway,  airport  and  other  markets.  Terex
                    products include a full range of portable and stationary transit mix and central mix production facilities. They are manufactured in Oklahoma City, Oklahoma, and sold worldwide under the CMI JOHNSON-ROSS brand name.




 [Graphic]          Concrete  mixers are machines with a large revolving drum in which cement is mixed with other materials to make concrete.
                    Terex offers models mounted on trucks with 3, 4, 5, 6 or 7 axles. They are manufactured in Ft. Wayne, Indiana, under the brand name TEREX ADVANCE MIXER.




 [Graphic]          Concrete  pavers  produced  by  Terex  are  used  by  paving contractors to place and finish concrete streets, highways and airport surfaces. Terex manufactures slipform pavers, which pave widths ranging from two feet to 35 feet in a single pass. Terex also produces concrete pavers which require paving forms, usually metal, to contain the paving material. These pavers are used on bridge decks, elevated highways and for general conduction paving needs. Concrete pavers are manufactured under the CMI TEREX and BID-WELL brand names in Oklahoma City, Oklahoma, and Canton, South
                    Dakota.




 [Graphic]          Reclaimers/Stabilizers  produced  by  Terex  are used to add load-bearing strength to the base structures of new highways and new  building  sites.  They are also  used for  in-place
                    reclaiming  of  deteriorated   asphalt   pavement.   Terex's
                    reclaimers/stabilizers are manufactured in Oklahoma City, Oklahoma, under the CMI TEREX brand name.




 [Graphic]          Pavement  profilers  produced  by  Terex  mill  and  reclaim deteriorated  asphalt  pavement,  leaving a level,  textured surface  upon  which new  paving  material  is  placed.  The process is less costly than complete removal, and produces a by-product,  RAP  (Recycled  Asphalt  Product)  that  can be processed  through  Terex hot mix asphalt  plants to produce
                    lower  cost  paving   materials.   Terex  produces  pavement
                    profilers in Oklahoma City, Oklahoma, under the CMI TEREX brand name.

Utility Equipment. Terex utility products include digger derricks, aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications companies, and the electric construction industry as well as government organizations. The products are mounted on commercial truck chassis. Digger derricks and aerial devices are primarily used for the construction and maintenance of electric utility lines.




 [Graphic]          Digger derricks are used to dig holes and set utility poles.
                    They include a telescopic boom with an auger mounted on the boom, which digs the hole, and a winch and devices to lift, maneuver and set the pole. Digger derricks available from Terex have sheave heights up to 95 feet and lifting capacities up to 48,000 pounds. Terex digger derricks are manufactured in Watertown, South Dakota, under the brand name TEREX TELELECT.




 [Graphic]          Aerial  devices  are used to elevate  workers and may handle material  to work  areas  at the  top of  utility  poles  or trimming  trees  away  from  electrical  lines  as  well  as miscellaneous  purposes  such  as sign  maintenance.  Aerial
                    devices    available   from   Terex   include    telescopic,
                    non-overcenter and overcenter models that range in working heights from 34 to 105 feet and material handling capacity up to 2,000 pounds. Terex aerial devices are manufactured at the Watertown, South Dakota, facility under the brand names
                    TEREX TELELECT and HI-RANGER.




 [Graphic]          Cable  placers are used to install  fiber optic,  copper and strand telephone and cable lines. The cable placer includes a man basket with working height of 37 feet. They are manufactured in Watertown, South Dakota, under the brand name TEREX TELELECT.





Light Construction Equipment. Light construction equipment produced by Terex includes mobile and portable light towers, concrete power trowels, concrete placement systems, concrete finishing systems, generators and traffic control products.



 [Graphic]          Light  towers  are used  primarily  to light  work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide adequate light for construction activity for a radius of approximately 300 feet from the tower. Light towers are manufactured under the AMIDA, COLEMAN ENGINEERING and TEREX brand names in Rock Hill, South Carolina.

 [Graphic]          Power  trowels  are  used to  provide  a  smooth  finish  on concrete surfaces. They are used on soft cement as the concrete hardens. The power trowels are manufactured as walk-behind and ride-on models. Trowels are typically used in conjunction with other products manufactured by Terex, including light towers, power buggies, screed, and material spreaders. Power trowels are manufactured under the BARTELL brand name in Brampton, Ontario, Canada.




 [Graphic]          Power buggies are used primarily to transport  concrete from the mixer to the pouring site.  Terex power buggies  include
                    dump   capacities  from  10  to  21  cubic  feet  with  both
                    walk-behind and ride-on models. Terex manufactures power buggies under the AMIDA, MORRISON and TEREX brand names in Rock Hill, South Carolina.





 [Graphic]          Generators   are   used  to   provide   electric   power  on
                    construction sites and other remote locations. Generators up to 2,000  kilowatt  are  manufactured  under  the  TEREX and
                    COLEMAN   ENGINEERING   brand  names  in  Rock  Hill,  South
                    Carolina.





 [Graphic]          Arrow boards (or detour  lights) are used to direct  traffic around road construction sites. They are primarily solar powered, with solar panels continuously recharging batteries which provide power during night hours. Terex arrow boards include 15 and 25 light configurations, and are manufactured under the TEREX and AMIDA brand names in Rock Hill, South
                    Carolina.




Construction Trailers. Terex produces construction trailers at its facility in Elk Point, South Dakota under the LOAD KING brand name.



[Graphic]           Construction  trailers manufactured by Terex are used in the construction  industry  to  haul  materials  and  equipment.
                    Bottom dump material trailers are used to transport raw aggregates, crushed aggregates and finished hot mix asphalt paving material. Lowbed trailers have capacities from 25 tons to 100 tons and are designed with several gooseneck systems and are used primarily to transport construction equipment.

        Terex Aerial Work Platforms

Aerial work platforms are pieces of equipment that position workers and materials easily and quickly to elevated work areas. These products have developed over the past 20 years as alternatives to scaffolding and ladders. Terex offers a variety of aerial lifts that are categorized into six product families: material lifts; portable aerial work platforms; trailer mounted booms; articulating booms; stick booms; and scissor lifts. All are manufactured under the brand name GENIE in Redmond and Moses Lake, Washington.



 [Graphic]          Material   lifts   are  used   primarily   indoors   in  the
                    construction, industrial and home owner markets. They safely and easily lift up to 1,000 pounds from ground level to heights of up to 26 feet.






 [Graphic]          Portable  aerial  work  platforms  (AWP) are used  primarily
                    indoors  in  a  variety  of  markets  to  perform   overhead
                    maintenance. The AWP's lift one or two people to working heights up to 46 feet. Most models will roll through a standard doorway and can be transported in the back of a pick-up truck. Some models are drivable when fully elevated.






 [Graphic]          Trailer mounted booms are used outdoors and provide the same versatile reach of an articulating boom, plus the ability to be towed. Terex trailer mounted booms have lift capacities of 500 pounds and a working height of up to 56 feet.







 [Graphic]          Articulating  booms are primarily used in  construction  and industrial applications,  both indoors and out. They feature
                    lifting   versatility   with  up,  out  and  over   position
                    capabilities to access difficult to reach overhead areas that typically cannot be reached with a scissor lift or straight boom. Many options are available, including: two- and four-wheel drive; a rough terrain package; narrow access models that roll through standard double doorways; gas/LPG, diesel, electric, and bi-fuel capabilities. Models have working heights from 26 feet to 86 feet and horizontal reach up to 60 feet.






 [Graphic]          Stick booms are used outdoors in commercial  and  industrial
                    new   construction   and  highway  and  bridge   maintenance
                    projects. Terex stick booms offer working heights from 46 feet to 131 feet, articulated jibs on some models, and options including two- and four-wheel drive, rough terrain packages and multi-power capabilities.

 [Graphic]          Scissor lifts are used in outdoor and indoor applications in
                    a  variety  of   construction,   industrial  and  commercial
                    settings. Terex scissor lifts are offered in slab or rough terrain models. Some of their features are narrow access capability, slide-out platform extension, quiet electric drives, rough terrain models, and working heights from 21 feet to 59 feet.



         Terex Mining

Terex Mining offers high capacity surface mining trucks and large hydraulic excavators used in the surface mining industry.



 [Graphic]          Large hydraulic excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load it into trucks. These excavators are utilized in quarries, surface mines and large construction sites around the world.
                    Terex Mining excavators have operating weights ranging from 58 to 1000 tons and bucket sizes ranging from 6 to 60 cubic yards. They are manufactured under the O & K brand name in Dortmund, Germany.






 [Graphic]          High capacity surface mining trucks are off-road dump trucks with capacities in excess of 120 tons. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Terex's product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 360 tons, and bottom dump trucks with payload capacities ranging from 180 to 300 tons. Terex's high capacity surface mining trucks are manufactured under the UNIT RIG and TEREX brand names.






 [Graphic]          Terex also offers an all wheel  drive,  rear dump truck with
                    55  ton  payload   capacity  that  can  operate  in  adverse
                    conditions. With high traction force and low ground bearing pressure, this truck is found on construction sites, in special applications and smaller mines. The Terex special all wheel drive rear dump truck is manufactured under the PAYHAULER brand name.

Backlog

The Company's backlog as of December 31, 2002 and 2001 was as follows:

                                                       December 31,
                                               ----------------------------
                                                   2002          2001
                                               ------------- --------------
                                                      (in millions)
            Terex Construction.................$      76.8   $       97.1
            Terex Cranes.......................      146.2           58.2
            Terex Roadbuilding, Utility
               Products and Other..............      120.0           62.8
            Terex Aerial Work Platforms........        9.1          ---
            Terex Mining.......................       47.8           17.1
                                               ------------- --------------
                 Total.........................$     399.9   $      235.2
                                               ============= ==============

Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Terex Construction's backlog at December 31, 2002 decreased $20.3 million to $76.8 million, as compared to $97.1 million at December 31, 2001. The decrease in backlog was due primarily to a decline in orders for Atlas excavators and boom trucks, and off-highway trucks, offset somewhat by the businesses acquired in 2002.

The backlog at Terex Cranes increased $88.0 million to $146.2 million at December 31, 2002 from $58.2 million at December 31, 2001, principally due to the effect of the acquisition of Demag in August 2002, offset somewhat by a decline at the United States crane operations.

The backlog at Terex Roadbuilding, Utility Products and Other increased $57.2 million to $120.0 million at December 31, 2002 from $62.8 primarily as a result of the acquisition during 2002 of Utility Products, Telelect Southeast and Advance Mixer and increases in orders at the light construction group.

The increase in the backlog at Terex Aerial Work Platforms to $9.1 million is due to the acquisition of Genie in September 2002 and the establishment of the Terex Aerial Work Platforms segment at that time.

Terex Mining's backlog at December 31, 2002 increased $30.7 million to $47.8 million, as compared to $17.1 million at December 31, 2001. The increase was primarily due to an increase in orders for both surface mining trucks and mining shovels.

Distribution

Terex distributes its products through a global network of dealers, major accounts and direct sales to customers.

         Terex Construction

Terex distributes heavy construction equipment manufactured by TEL (trucks, scrapers and replacement parts) primarily through worldwide dealership networks. TEL's truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer's "brand" of each particular type of product.

Terex distributes compact construction equipment primarily through a network of independent dealers and distributors throughout the world. Although some dealers represent only one of the Terex brands (such as Schaeff, Atlas, Fuchs or Fermec), the Company has recently focused on developing the dealer network to represent the full range of compact equipment under the TEREX brand name in both Europe and North America.

Mobile crushing and screening equipment is distributed separately by Powerscreen, B.L. Pegson and Finlay. Each business maintains a global network of dealers, predominantly in Europe and the United States. All three brands are supported in North America by a distribution center located in Louisville, Kentucky.

         Terex Cranes

Terex Cranes markets its products globally optimizing assorted channel marketing systems including a distribution network and a direct sales force.

         Terex Roadbuilding, Utility Products and Other

Crushing and screening equipment and asphalt pavers are distributed principally through a worldwide network of independent distributors and dealers.

CMI  asphalt   reclaimers,   stabilizers,   profilers  and  asphalt  plants  are
principally sold direct to end user customers by the CMI sales force and, to a lesser extent, through independent dealers and distributors.

Terex sells utility equipment to the utility and municipal markets through a network of primarily company-owned distributors in North America, including Utility Equipment, Telelect Southeast, Commercial Body and Combatel.

Terex sells concrete mixers primarily direct to customers, but concrete mixers are also available through several dealers in the United States.

Terex light construction products are distributed through a global network of dealers and national accounts. Terex employs sales representatives who service these dealers throughout the world.

Construction trailers are distributed primarily through dealers in the United States and are also sold directly to users when local dealers are not available.

         Terex Aerial Work Platforms

Terex aerial work platform products are distributed under the GENIE brand name principally through a global network of independent dealers, rental houses and to a lesser extent, national accounts. Terex employs sales representatives who service these dealers from offices located throughout the world.

         Terex Mining

Terex Mining distributes Unit Rig products and services directly to customers through its own sales organization, as well as through independent dealers. Payhauler products are distributed primarily through a dealership network. O&K hydraulic excavators and after-market parts and services are sold primarily through an export sales department in Dortmund, Germany, through a global network of wholly-owned subsidiaries and through dealership networks.

Research and Development

The Company maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. The Company's engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $24.7, $6.2 and $9.1 million in 2002, 2001 and 2000, respectively. The increase in 2002 is mainly due to the Company's acquisitions of Demag, Genie, Atlas and Schaeff.

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

Competition

The Company faces a competitive global manufacturing market for each of its products. The Company competes with other manufacturers based on many factors, in particular the price, performance and reliability of its products. The Company operates under a best value strategy, where it generally attempts to offer its customers lower cost products or products that have enhanced performance  characteristics  to  improve  the  customer's  return  on  invested
capital.  However,  in  some  instances,   customers  may  prefer  the  pricing,
performance or reliability aspects of a competitor's product despite the Company's product pricing or performance. The following table shows the primary competitors for the Company's products in the following categories:


Business Segment              Products                              Primary Competitors
----------------------------- ------------------------------------- ------------------------------------------------
Terex Construction            Articulated off-highway trucks        Volvo, Caterpillar, Moxy, John Deere and Bell
                              Rigid off-highway trucks

                              Scrapers                              Caterpillar and John Deere

                              Loader backhoes                       Caterpillar, CNH (Case and New Holland
                                                                    brands), JCB, Komatsu and John Deere

                              Compaction Equipment                  Ingersoll-Rand, Caterpillar, Bomag, Amman,
                                                                    Dynapac and Hamm


                              Mini Excavators                       Bobcat (Ingersoll-Rand), Yanmar, Volvo, Neuson
                                                                    and Kubota

                              Midi Excavators                       Komatsu, Fiat-Hitachi, Volvo and Yanmar


                              Loading Machines                      Liebherr, Sennebogen and Caterpillar

                              Site Dumpers                          Thwaites and Ausa

                              Telehandlers                          Omniquip (Textron), Caterpillar, Gradall
                                                                    (JLG), Bobcat (Ingersoll-Rand), JCB and Manitou

                               Wheel Loaders                        Caterpillar, Volvo, Kubota, Kawasaki, John
                                                                    Deere and CNH

----------------------------- ------------------------------------- ------------------------------------------------

----------------------------- ------------------------------------- ------------------------------------------------
Terex Cranes                  Mobile Telescopic Cranes              Liebherr , Grove Worldwide (Manitowoc),
                                                                    Tadano-Faun, Link-Belt (Sumitomo Corporation)
                                                                    and Kato

                              Tower cranes                          Liebherr, Potain (Manitowoc) and MAN Wolff

                              Lattice Boom Crawler Cranes           Manitowoc, Link-Belt (Sumitomo Corporation),
                                                                    Liebherr, Hitachi and Kobelco

                              Boom Trucks                           National Crane (Manitowoc), Palfinger, Hiab,
                                                                    Fassi and PM

                              Telescopic Container Stackers         Kalmar-Sisu, SMV, CVS Ferrari, Fantuzzi and
                                                                    Linde

----------------------------- ------------------------------------- ------------------------------------------------
Terex Roadbuilding, Utility   Crushing and Screening Equipment      Metso Corporation, Extec, Astec Industries,
Products & Other                                                    Ohio Screen, and Parker Plant

                              Asphalt Pavers                        Blaw-Knox (Ingersoll-Rand), Caterpillar and
                                                                    Roadtec (Astec Industries)

                              Asphalt Mixing Plants                 Astec Industries, Gencor Corporation, All-Mix,
                                                                    Dillman Equipment and ADM

                              Concrete Production Plants            Con-E-Co, Erie Strayer, Helco,
                                                                    Hagen and Stephens

                              Concrete Mixers                       McNeilus, Oshkosh, London and Continental
                                                                    Manufacturing

                              Concrete Pavers                       Gomaco

                              Reclaimers/Stabilizers                Caterpillar, Wirtgen and Bomag

                              Pavement Profilers                    Caterpillar, Wirtgen and Roadtec (Astec
                                                                    Industries)

                              Utility Equipment                     Altec and Time Manufacturing

                              Light Towers                          Allmand Bros. and Ingersoll-Rand

                              Power Trowels                         Multiquip, Allen Engineering and Wacker

                              Power Buggies                         Multiquip, Allen Engineering and Wacker

                              Generators                            Ingersoll-Rand and Multiquip

                              Arrow Boards  (Detour Lights)         Ingersoll-Rand and Multiquip

                              Construction Trailers                 Trail King, Talbert, Fontaine, Rogers, Etnyre,
                                                                    Ranco, Clement, CPS, as well as regional
                                                                    suppliers

----------------------------- ------------------------------------- ------------------------------------------------
Terex Aerial Work Platforms   Boom Lifts                            JLG and Haulotte
                              Scissor Lifts                         JLG, Skyjack and Haulotte

----------------------------- ------------------------------------- ------------------------------------------------


----------------------------- ------------------------------------- ------------------------------------------------
Terex Mining                  High Capacity Surface Mining Trucks   Caterpillar, Komatsu, Liebherr and
                                                                    Euclid/Hitachi

                              Large Hydraulic Excavators            Hitachi, Komatsu, Liebherr, Caterpillar, P&H
                                                                    (Joy Global) and Bucyrus
----------------------------- ------------------------------------- ------------------------------------------------

Employees

As of December 31, 2002, the Company had approximately 11,975 employees. The Company considers its relations with its personnel to be good. Approximately 39% of the Company's employees are represented by labor unions which have entered into or are in the process of entering into various separate collective bargaining agreements with the Company.

Patents, Licenses and Trademarks

The Company makes use of proprietary materials such as patents, trademarks and trade names in its operations and takes action to protect these rights.

The Company makes use of several significant trademarks and trade names, including the TEREX, LORAIN, UNIT RIG, P&H, PPM, TELELECT, HI-RANGER, PAYHAULER, O&K, AMERICAN, ITALMACCHINE, PEINER, COMEDIL, FRANNA, POWERSCREEN, CEDARAPIDS, FINLAY, SIMPLICITY, PEGSON, BENFORD, RE-TECH, JAQUES, CANICA, AMIDA, MORRISON, FERMEC, COLEMAN ENGINEERING, BARTELL, GRAYHOUND, BENDINI, DEMAG, STANDARD HAVENS, JOHNSON-ROSS, CMI-CIFALI, ROYER, ADVANCE MIXER, GENIE, CMI, LOAD KING, BID-WELL, ATLAS, FUCHS and SCHAEFF trademarks. The P&H trademark is a registered trademark of Joy Global, Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period of time. All other trademarks and trade names of the Company referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

The Company has many patents that it uses in connection with its operations, and most of the Company's products contain some proprietary components. Many of these patents and related proprietary technology are important to the production of particular products of the Company; however, on the whole, the Company's patents, individually and in the aggregate, are not material to the business of the Company nor does the Company's proprietary technology provide it with a competitive advantage over its competitors.

The Company protects its patent, trademark and trade name proprietary rights through registration, confidentiality agreements and litigation to the extent the Company deems appropriate. The Company owns and maintains trademark registrations and patents in countries where it conducts business, and monitors the status of its trademark registrations and patents to maintain them in force and renew them as required. The duration of these registrations is the maximum permitted under the law and varies based upon the relevant statutes in the applicable jurisdiction. The Company also takes further actions to protect its trademark, trade name and patent rights when circumstances warrant, including the initiation of legal proceedings if necessary.

Environmental Considerations

The Company generates hazardous and non-hazardous wastes in the normal course of its manufacturing operations. As a result, the Company is subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and also require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required the Company to pay material amounts to comply with such laws and regulations.

Compliance with such laws and regulations has required, and will continue to require, the Company to make expenditures. The Company does not expect that these expenditures will have a material adverse effect on its business or profitability.

Seasonal Factors

The Company markets a large portion of its products in North America and Europe.

Due to the normal winter slowdown of construction activity, the Company's sales of products during the fourth quarter of each year are usually lower than sales of such equipment during each of the first three quarters of the year. However, sales of trucks and excavators to the mining industry are generally less affected by such seasonal factors.

Available Information

The Company maintains a website at www.terex.com. The Company makes available on its website under "Investors" - "SEC Filings", free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such material with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased by the Company and its subsidiaries:

      Business Unit                         Facility Location                 Type and Size of Facility
      -------------                         -----------------                 -------------------------
Terex (Corporate Offices)...................Westport, Connecticut (1)         Office;  19,898 sq. ft.

                  Terex Construction

Atlas Terex.................................Delmenhorst, Germany              Office, manufacturing and warehouse;
                                                                                224,255 sq. ft.
Atlas Terex.................................Ganderkasee, Germany              Office, manufacturing and warehouse;
                                                                                362,281 sq. ft.
Atlas Terex.................................Loeningen, Germany                Manufacturing and warehouse;
                                                                                130,254 sq. ft.
Atlas Terex.................................Vechta, Germany                   Manufacturing and warehouse;
                                                                                280,238 sq. ft.
Atlas UK....................................Hamilton, Scotland                Office, manufacturing and warehouse;
                                                                                118,486 sq. ft.
Benford.....................................Warwick, England                  Office, manufacturing and warehouse;
                                                                                210,000 sq. ft.
B. L. Pegson................................Coalville, England                Office, manufacturing and warehouse;
                                                                                204,486 sq. ft.
Fermec......................................Manchester, England               Office, manufacturing and warehouse;
                                                                                371,683 sq. ft.
Finlay......................................Omagh, Northern Ireland (1)       Office, manufacturing and warehouse;
                                                                                152,863 sq. ft.
Fuchs ......................................Bad Schoenborn, Germany           Office, manufacturing and warehouse;
                                                                                237,839 sq. ft.
Powerscreen.................................Dungannon, Northern Ireland (1)   Office, manufacturing and warehouse;
                                                                                330,000 sq. ft.
Powerscreen.................................Kilbeggan, Ireland (1)            Manufacturing; 70,000 sq. ft.

Schaeff ....................................Langenburg, Germany               Office, manufacturing and warehouse;
                                                                                102,102 sq. ft.
Schaeff ....................................Gerabronn, Germany                Office, manufacturing and warehouse;
                                                                                63,333 sq. ft.
Schaeff ....................................Rothenburg, Germany (2)           Office, manufacturing and warehouse;
                                                                                97,303 sq. ft.
Schaeff ....................................Crailsheim, Germany               Office, manufacturing and warehouse;
                                                                                185,384 sq. ft.
Schaeff.....................................Clausnitz, Germany                Office, manufacturing and warehouse;
                                                                                83,573 sq. ft.
TEL.........................................Motherwell, Scotland (1)          Office, manufacturing and warehouse;
                                                                                473,000 sq. ft.
Terex Handlers..............................Baraga, Michigan                  Office, manufacturing and warehouse;
                                                                                53,620 sq. ft.
TerexLift...................................Perugia, Italy                    Office, manufacturing and warehouse;
                                                                                113,834 sq. ft.
Terex Parts Distribution Center.............Southaven, Mississippi (1)        Office and warehouse; 505,000 sq. ft.


                  Terex Cranes

American Crane..............................Wilmington, North Carolina        Office, manufacturing and warehouse;
                                                                                572,200 sq. ft.
Comedil.....................................Fontanafredda, Italy              Office, manufacturing and warehouse;
                                                                                100,682 sq. ft.
Comedil.....................................Milan, Italy (1)                  Manufacturing and warehouse;
                                                                                27,000 sq. ft.
Demag ......................................Bierbach, Germany (1)             Warehouse and manufacturing;
                                                                                186,676 sq. ft.
Demag.......................................Pecs, Hungary (1)                 Office and manufacturing;
                                                                                75,987 sq. ft.
Demag.......................................Wallerscheid, Germany (1)         Office, warehouse and manufacturing;
                                                                                 350, 336 sq. ft.
Demag.......................................Zweibrucken, Germany              Office, manufacturing and warehouse;
                                                                                445,203 sq. ft.
Peiner......................................Trier, Germany                    Office, manufacturing and warehouse;
                                                                                85,787 sq. ft.
PPM S.A.S. .................................Montceau-les-Mines, France        Office, manufacturing and warehouse;
                                                                                418,376 sq. ft.
Terex Cranes - Waverly......................Waverly, Iowa                     Office, manufacturing and warehouse;
                                                                                311,920 sq. ft.
Terex Italia................................Crespellano, Italy                Office, manufacturing and warehouse;
                                                                                68,501 sq. ft.
Terex Lifting Australia.....................Brisbane, Australia (1)           Office, manufacturing and warehouse;
                                                                                42,495 sq. ft.
Terex-RO................................... Olathe, Kansas                    Office and manufacturing; 80,400 sq. ft.

                  Terex Roadbuilding, Utility Products and Other

Advance Mixer...............................Ft. Wayne, Indiana                Office, manufacturing and warehouse;
                                                                                160,000 sq. ft.
Amida.......................................Rock Hill, South Carolina         Office, manufacturing and warehouse;
                                                                                121,020 sq. ft.
Bartell.....................................Brampton, Ontario, Canada         Office, manufacturing and warehouse;
                                                                                 32,509 sq. ft.
Bid-Well....................................Canton, South Dakota              Office, manufacturing and warehouse;
                                                                                 70,760 sq. ft.
Cedarapids..................................Cedar Rapids, Iowa                Office, manufacturing and warehouse;
                                                                                608,423 sq. ft.
CMI.........................................Oklahoma City, Oklahoma           Office, manufacturing and warehouse;
                                                                                634,592 sq. ft.
CMI--Cifali.................................Cachoeirinha, Brazil              Office, manufacturing and warehouse;
                                                                                83,000 sq. ft.
Jaques......................................Melbourne, Australia (1)          Office, manufacturing and warehouse;
                                                                                36,000 sq. ft.
Jaques Malaysia.............................Subang Jaya, Malaysia (1)         Manufacturing and warehouse;
                                                                                111,200 sq. ft.
Jaques Thailand.............................Chomburi, Thailand                Manufacturing; 79,500 sq. ft.

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



                  Terex Aerial Work Platforms

Genie...................................... Redmond, Washington (1)           Office, manufacturing and warehouse;
                                                                                1,012,052 sq. ft.
Genie.......................................Moses Lake, Washington (1)        Office, manufacturing and warehouse;
                                                                                422,334 sq. ft.(3)
                  Terex Mining

O&K Mining..................................Dortmund, Germany (1)             Office, manufacturing, warehouse;
                                                                                775,000 sq. ft.
Unit Rig and Payhauler......................Tulsa, Oklahoma                   Office and warehouse; 375,587 sq.ft.


(1) These facilities are either leased or subleased by the indicated entity.
(2) Includes 54,134 sq. ft. which are leased by the indicated  entity.
(3) Includes 105,584 sq. ft. of warehouse space subleased to others.

The Company also has numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. In 2002 and 2003, the Company acquired the utility equipment distributors Utility Equipment, Telelect Southeast, Commercial Body and Combatel. These distributors have sales locations throughout the United States.

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

Financial Information about Industry and Geographic Segments, Export Sales and Major Customers

Information regarding foreign and domestic operations, export sales, segment information and major customers is included in Note T -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

As described in Note R -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability and workers' compensation liability, which have arisen in the normal course of its operations and to which the Company is self-insured for up to $5.0 million and $250 thousand per incident, respectively. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.


On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs allege that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs allege that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of the mining shovel subsidiary O&K Mining GmbH from O&K AG, and are claiming restitution of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiffs are considering a request to voluntarily dismiss the Company from the action. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that expresses the foreign policy interests of the United States in dismissal of the case. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court. The Company, among others, has made a claim for indemnification with respect to the action against O&K AG and ThyssenKrupp AG.


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


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "TEX." The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                                              2002                                      2001
                              --------------------------------------   ---------------------------------------
                              Fourth     Third    Second     First     Fourth    Third     Second    First
                              ------     -----    ------     -----     ------    -----     ------    -----
High......................... $17.82    $22.49   $27.40    $23.79      $19.00    $22.94   $24.50    $20.35
Low..........................   9.90     16.33    21.20     15.00       15.78     15.35    16.75     14.50

No dividends were declared or paid in 2002 or in 2001. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business and to pay down debt. The Company does not plan on paying dividends on the Common Stock in the near term. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 19, 2003, there 1,328 stockholders of record of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)

                                                                          As of or for the Year Ended December 31,
                                                               ----------------------------------------------------------------
                                                                     2002         2001         2000         1999        1998
                                                                     ----         ----         ----         ----        ----
 Summary of Operations
   Net sales...................................................$    2,797.4  $  1,812.5  $  2,068.7    $  1,856.6  $  1,233.2
   Income from operations.......................................       68.6       104.2       198.3         178.3       122.0
   Income (loss) from continuing operations before
     extraordinary items........................................      (17.5)       16.7       103.9         172.9        72.8
   Income (loss) from discontinued operations...................      ---         ---          (7.3)        ---         ---
   Income (loss) before extraordinary items.....................      (17.5)       16.7        96.6         172.9        72.8
   Net income (loss)............................................     (132.5)       12.8        95.1         172.9        34.5
   Goodwill amortization after tax..............................      ---           9.7         9.9           8.1         6.3
   Net income (loss) excluding goodwill amortization (a)........     (132.5)       22.5       105.0         181.0        40.8
   Per Common and Common Equivalent Share:
     Basic
       Income (loss) from continuing operations................$       (0.41) $     0.60  $     3.82    $     7.14  $     3.52
       Income (loss) from discontinued operations...............      ---         ---          (0.27)       ---         ---
       Income (loss) before extraordinary items.................       (0.41)       0.60        3.55          7.14        3.52
       Net income (loss)........................................       (3.07)       0.46        3.50          7.14        1.67
       Goodwill amortization after tax..........................      ---           0.34        0.36          0.34        0.30
       Net income (loss) excluding goodwill amortization (a)....       (3.07)       0.80        3.86          7.48        1.97
     Diluted

       Income (loss) from continuing operations................$       (0.41) $     0.58  $     3.72    $     6.75  $     3.25
       Income (loss) from discontinued operations...............      ---         ---          (0.26)       ---         ---
       Income (loss) before extraordinary items.................       (0.41)       0.58        3.46          6.75        3.25
       Net income (loss)........................................       (3.07)       0.44        3.41          6.75        1.54
       Goodwill amortization after tax..........................      ---           0.34        0.35          0.32        0.28
       Net income (loss) excluding goodwill amortization (a)....       (3.07)       0.78        3.76          7.07        1.82

 Working Capital
   Current assets..............................................$    2,221.1  $  1,383.0  $  1,242.4    $  1,315.3  $    771.6
   Current liabilities..........................................    1,106.2       627.1       575.6         579.5       425.4
   Working capital..............................................    1,114.9       755.9       666.8         735.8       346.2
 Property, Plant and Equipment
   Net property, plant and equipment...........................$      309.4  $    173.9  $    153.9    $    172.8  $     99.5
   Capital expenditures.........................................       29.2        13.5        24.2          21.4        13.1
   Depreciation.................................................       35.9        22.5        23.0          17.6        10.1
 Total Assets..................................................$    3,625.7  $  2,387.0  $  1,983.7    $  2,177.5  $  1,151.2
 Capitalization
   Long-term debt and notes payable, including current
     maturities................................................$    1,561.2  $  1,055.4  $    902.5    $  1,156.4  $    631.3
   Minority interest, including redeemable preferred stock of
      a subsidiary..............................................      ---         ---         ---           ---           0.6
   Stockholders' equity ........................................      769.2       595.4       451.5         432.8        98.1
   Dividends per share of Common Stock.........................$      ---    $   ----    $    ---      $    ---    $    ---
   Shares of Common Stock outstanding at year end...............       47.4        36.4        26.8          27.5        20.8
 Employees......................................................   11,975       7,363       6,150         6,650       4,142


(a) Net income (loss) excluding goodwill amortization excludes the goodwill amortization expense, net of income tax, for periods prior to 2002. See Note C - "Accounting Change -- Business Combinations and Goodwill" to the Consolidated Financial Statements.

The Selected Financial Data include the results of operations of Schaeff, Utility Equipment, Telelect Southeast, Advance Mixer, Demag, Genie, Jaques, CMI, Atlas Weyhausen GmbH, Coleman, Fermec, Amida, Powerscreen, Cedarapids, Bartell, the Re-Tech division, the Princeton division and Kooi B.V. ("Princeton/Kooi"),

Terex Lifting Australia, Payhauler Corp., O&K Mining GmbH, American Crane, Terexlift, Peiner and Comedil from January 14, 2002, January 15, 2002, March 26, 2002, April 11, 2002, August 30, 2002, September 18, 2002, January 24, 2001,
October 1, 2001, December 28, 2001, October 23, 2000, December 28, 2000, April 1, 1999, July 27, 1999, August 27, 1999, September 20, 1999, September 29, 1999,
November 3, 1999, December 1, 1999, January 5, 1998, March 31, 1998, July 31, 1998, November 3, 1998, November 13, 1998, December 18, 1998, respectively, the dates of their acquisitions. See Note B -- "Acquisitions" in the Notes to the Consolidated Financial Statements for further information. The Selected Financial Data for the year ended December 31, 2000, includes the results of operations of Princeton/Kooi and Moffett (a subsidiary of Powerscreen) through September 30, 2000, the date these units were sold. See Note D - "Sale of Businesses" in the Notes to the Consolidated Financial Statements for further information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and surface mining industries. On April 23, 2001, the Company announced that it was implementing a modified organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments:
(i) Terex Americas and (ii) Terex Mining. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction;
(ii) Terex Cranes;  (iii) Terex  Roadbuilding,  Utility  Products and Other; and
(iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; (iv) Terex Aerial Work Platforms; and (v) Terex Mining. All prior periods have been restated to reflect results based on these five business segments.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). Terex Construction products are currently marketed principally under the following brand names: Atlas Terex, Finlay, Fuchs Terex, Pegson, Powerscreen, Terex Benford, Terex Fermec, Terex Handlers, Terex Schaeff, Terex and TerexLift. These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. The Company acquired Atlas Weyhausen GmbH and its affiliates ("Atlas"), including Atlas Terex and Atlas UK, on December 28, 2001, Schaeff, including Fuchs, on January 14, 2002 and Fermec on December 28, 2000. The results of Atlas, Schaeff and Fermec are included in the Terex Construction segment since their respective dates of acquisition.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. Currently, Terex Cranes products are marketed principally under the following brand names: American, Atlas, Atlas Terex, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM, RO-Stinger and Terex. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. The Company acquired Demag and its affiliates on August 30, 2002. The results of Demag are included in the Terex Cranes segment since its date of acquisition. On September 30, 2000, the Company completed the sale of its truck-mounted forklift businesses. The businesses sold included the Company's Princeton division, its Kooi B.V. subsidiary and the Moffett Engineering Limited subsidiary of Powerscreen. The results of the Company's truck-mounted forklift businesses were included in the Terex Cranes segment prior to their sale.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards) and construction trailers, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Terex, Terex Advance Mixer, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines and trim trees. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment, Telelect Southeast, Commercial Body and Combatel. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company acquired Coleman on October 23, 2000. Jaques International Holdings Pty. Ltd. and its affiliates (collectively, the "Jaques Group"), including Jaques, Jaques Malaysia and Jaques Thailand, were acquired on January 24, 2001. On October 1, 2001, the Company acquired CMI and its affiliates, including CMI-Cifali, Bid-Well and Load King. The Company acquired Utility Equipment on January 15, 2002, Telelect Southeast on March 26, 2002 and certain assets and liabilities of Advance Mixer on April 11, 2002. The results of Coleman, the Jaques Group, CMI, Utility Equipment, Telelect Southeast and Advance Mixer are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.


The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulated booms, stick booms, scissor lifts, related components and replacement parts, and other products. Terex Aerial Work Platforms products currently are marketed principally under the Genie brand name. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures.

The Terex Mining segment designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. Currently, Terex Mining products are marketed principally under the following brand names: O&K, Payhauler, Terex and Unit Rig. These products are used primarily used by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.


Restructuring

The Company has initiated numerous restructuring programs since 2000. These programs were initiated in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not negatively impacted operating results or the Company's liquidity. These initiatives are expected to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. For example, cost savings from projects initiated during 2002 are expected to generate annual savings of approximately $35 million per year by 2004. See Note F - "Restructuring and Other Charges" in the Company's Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

2002 Compared with 2001

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the years ended December 31, 2002 and 2001. During 2001, the Company's Mining segment reclassified service costs from Selling, General and Administrative Expenses to Cost of Goods Sold, and, therefore, the applicable 2001 amounts have been reclassified for comparative purposes.

                                                             Year Ended
                                                            December 31,
                                                     ---------------------------   Increase
                                                         2002          2001       (Decrease)
                                                     ------------- ------------- ---------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$  1,207.1    $    739.1    $     468.0
   Terex Cranes......................................     717.9         492.5          225.4
   Terex Roadbuilding, Utility Products and Other....     562.4         365.5          196.9
   Terex Aerial Work Platforms.......................     116.8         ---            116.8
   Terex Mining......................................     282.8         266.2           16.6
   Eliminations/Corporate............................     (89.6)        (50.8)         (38.8)
                                                     ------------- ------------- ---------------
     Total...........................................$  2,797.4    $  1,812.5    $     984.9
                                                     ============= ============= ===============

GROSS PROFIT
   Terex Construction................................$    167.0    $    104.9    $      62.1
   Terex Cranes......................................      57.1          56.1            1.0
   Terex Roadbuilding, Utility Products and Other....      91.4          66.5           24.9
   Terex Aerial Work Platforms.......................      18.9         ---             18.9
   Terex Mining......................................      22.9          40.2          (17.3)
   Eliminations/Corporate............................      (0.6)          4.7           (5.3)
                                                     ------------- ------------- ---------------
     Total...........................................$    356.7    $    272.4    $      84.3
                                                     ============= ============= ===============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$    110.7    $     55.5    $      55.2
   Terex Cranes......................................      55.1          43.8           11.3
   Terex Roadbuilding, Utility Products and Other....      73.0          40.5           32.5
   Terex Aerial Work Platforms.......................      14.0         ---             14.0
   Terex Mining......................................      27.3          25.7            1.6
   Eliminations/Corporate............................       8.0           2.7            5.3
                                                     ------------- ------------- ---------------
     Total...........................................$    288.1    $    168.2    $     119.9
                                                     ============= ============= ===============

INCOME FROM OPERATIONS
   Terex Construction................................$     56.3    $     49.4    $       6.9
   Terex Cranes......................................       2.0          12.3          (10.3)
   Terex Roadbuilding, Utility Products and Other....      18.4          26.0           (7.6)
   Terex Aerial Work Platforms.......................       4.9         ---              4.9
   Terex Mining......................................      (4.4)         14.5          (18.9)
   Eliminations/Corporate............................      (8.6)          2.0          (10.6)
                                                     ------------- ------------- ---------------
     Total...........................................$     68.6    $    104.2    $     (35.6)
                                                     ============= ============= ===============

Terex Consolidated

Total sales for 2002 were $2,797.4 million, an increase of $984.9 million relative to 2001 performance. Acquisitions in 2001 and 2002, net of divested businesses, increased sales in 2002 by $961.0 million. Sales showed improvement in 2002 relative to 2001 in the Company's Mining segment and the Construction segment, excluding the 2002 acquisitions. The Mining segment's sales increased due to higher demand for large mining shovels. The Construction segment's product sales increased as the Company expanded its presence in the United States and continued to see a shift in customer preference towards the Company's mobile crushing and screening products. Sales in the Company's roadbuilding business during 2002 were negatively impacted by ongoing uncertainty surrounding federal and state government funding of road projects. Sales of mobile cranes in the United States remained weak relative to prior year levels as demand has been negatively impacted by weakness in non-residential construction and overcapacity in rental fleets.

Gross profit in 2002 totaled $356.7 million, an increase of $84.3 million over 2001. Businesses acquired in 2001 and 2002 added $138.6 million to gross profit in 2002. During 2002, the Company initiated a series of restructuring programs aimed at addressing declining market demand in the Crane and Roadbuilding businesses and at reducing product, production and distribution overlaps created by the acquisition of Genie and Demag. The cost of these projects as well as other non-recurring items was $63.4 million in 2002, an increase of $34.2 million over 2001 levels.

Selling, General and Administrative expense increased to $288.1 million in 2002 from $168.2 million in 2001. Businesses acquired in 2001 and 2002 added $106.4 million of Selling, General and Administrative expense in 2002. Restructuring and other one-time costs, as described above and more fully in Note F - "Restructuring and Other Charges" to the Consolidated Financial Statements, increased by $6.2 million in 2002 and totaled $12.9 million.

Income from operations fell to $68.6 million in 2002, a reduction of $35.6 million from 2001. Restructuring and other one-time costs incurred in 2002 totaled $76.3 million, an increase of $40.4 million over 2001. Businesses acquired in 2001 and 2002 increased income from operations by $29.5 million in 2002. As of January 1, 2002, the Company ceased amortization of goodwill, consistent with the requirements of SFAS No. 142. The resulting benefit realized in income from operations in 2002 was $14.2 million. The Mining segment generated a loss from operations in 2002 as a result of reduced parts gross profit. Income from operations in the mobile crane business declined relative to 2001 due to weakness in customer demand. Income from operations in the European tower crane business also declined as the stability of its customers' finances deteriorated. Continued weakness in the Roadbuilding segment also unfavorably impacted year over year income from operations.

Terex Construction

Sales in the Terex Construction segment increased by 63% to $1,207.1 million in 2002 from $739.1 million in 2001. Excluding the impact of acquisitions in 2001 and 2002, sales increased by 9% to $806.0 million from $739.1 million in 2001. Sales of loader backhoes increased by 16% or $16.2 million in 2002 as the Company continued to expand distribution in the United States. Sales of Benford's line of compaction equipment increased by 29% or $21.8 million as a result of continued strong fleet purchases in Europe. Sales of Powerscreen products increased by 20% or $45.3 million over 2001 levels as end users continued a shift in demand towards mobile crushing and screening units away from fixed plants. Sales of articulated trucks declined by 4% or $7.3 million due to decreased demand in the United States and Europe. Sales of Atlas (acquired December 28, 2001) and Schaeff (acquired January 14, 2002) products totaled $401.1 million in 2002.

Gross profit in the Terex Construction segment increased by $62.1 million to $167.0 million in 2002 relative to 2001's gross profit of $104.9 million. During 2002, several restructuring programs were initiated to consolidate production facilities and exit non-core lines of business. In 2002, restructuring charges included in gross profit totaled $11.9 million or a $5.7 million increase in restructuring costs over 2001 levels. Gross profit in 2002 was positively impacted by the acquisition of Schaeff and Atlas. These businesses contributed $57.3 million of gross profit during 2002. Gross profit in 2002 was favorably impacted by $5.2 million due to growth in the Fermec and Benford businesses. Fermec benefited from increased penetration into the U.S. market and Benford benefited from stronger rental fleet purchases in Europe. Gross profit in the U.K. material handlers business increased by $1.0 million as the Company realized the benefit of a factory consolidation initiated in late 2001. Gross profit in the Powerscreen businesses increased as a result of growth in new markets such as India as well as continued demand for the business's mobile crushing products. These positive trends were partially offset by a decline in gross profit earned in the articulated truck business, where the Company continues to adjust production to reflect a general reduction in demand. Gross profit was unfavorably impacted in 2002 by weakness seen in the UK based equipment rental business. During the fourth quarter of 2002, the Company initiated a restructuring program to exit certain non-core rental businesses and continues to explore options to improve the overall profitability of the European rental business.

Selling, General and Administrative expense in the Terex Construction segment increased by $55.2 million from 2001 and totaled $110.7 million in 2002. Acquisitions in 2001 and 2002 accounted for the majority of the increase. Selling, General and Administrative expense for the Schaeff and Atlas businesses totaled $42.9 million in 2002. In addition, the Company initiated several restructuring programs during 2002 to respond to market conditions. The cost of these programs, $4.1 million, is an increase of $2.9 million over 2001's restructuring activities. Selling, General and Administrative expense in the Powerscreen business increased by approximately $3 million in 2002 due to higher sales levels in 2002. As a percentage of revenue, Powerscreen's Selling, General and Administrative expense declined slightly.


Income from operations for the Terex Construction segment increased by $6.9 million in 2002 and totaled $56.3 million. Restructuring activities in 2002 totaled $16.0, an increase of $8.6 million. Income from operations for the Atlas and Schaeff business, acquired on December 25, 2001 and January 14, 2002, respectively totaled $14.3 million. As of January 1, 2002, the Company ceased amortization of goodwill, consistent with the requirements of SFAS No. 142. The resulting benefit realized in income from operations in 2002 was $5.1 million.

Terex Cranes

Sales in the Terex Cranes segment increased by 46% to $717.9 million in 2002 from $492.5 million in 2001. Excluding the impact of acquisitions, net of divestitures, sales in the Terex Crane segment increased by 6% to $499.2 million in 2002 from sales of $471.1 million in 2001. In 2002, the Cranes segment sold a large, first time order of material handlers to the United States Marine Corps with a value of approximately $33 million. This contract was completed in the third quarter of 2002. Sales were also favorably impacted by increased demand for the segment's truck mounted cranes as well as by increased demand for its Italian produced mobile cranes. Sales were negatively impacted by continued weak demand for mobile and rough terrain cranes in the United States as these products contributed to a sales decline of 18% in 2002 or $31.5 million relative to 2001 sales levels. Demag sales since its date of acquisition (August 30, 2002) totaled $201.8 million.

Gross profit in the Terex Cranes segment increased by $1.0 million in 2002 relative to 2001 and totaled $57.1 million. Businesses acquired during 2002, net of divestitures, increased gross profit relative to 2001 by approximately $21.5 million. Gross profit earned by Demag since its date of acquisition totaled $20.8 million. Included in 2002's gross profit is a $3.6 million non-recurring reduction of gross profit related to fair-value accounting at Demag. The fair value adjustments relate to the acquired inventory of Demag. A total of $2.1 million of the fair value adjustment remains in inventory at December 31, 2002 and will be recognized in cost of goods sold in 2003. Restructuring and other one-time charges included in gross profit in 2002 totaled $27.7 million, an increase of $11.0 million from 2001 levels. Gross profits in the mobile crane businesses in the United States declined by $11.1 million as a result of an 18% decline in sales. A general slow down in the construction industry has depressed sales of mobile cranes. Gross profit increased in the European crane business by $5.2 million relative to 2001 due to improved margins at the Bendini business. Gross profits earned in the European tower crane business declined by $2.4 million on relatively flat sales in 2002 due to increased pricing pressure resulting from financial difficulties experienced by large European rental customers. During the fourth quarter of 2002, the Company announced a plan to reduce the number of tower crane products offered and reduce manufacturing capacity in Germany due to the difficult market conditions seen in the European tower crane business.

Selling, General and Administrative expense in the Terex Cranes segment increased by $11.3 million versus 2001 to a total of $55.1 million. Selling, General and Administrative expense in 2002 included a restructuring charge of $2.5 million. The acquisition of Demag increased Selling, General and Administrative expense in 2002 by $16.5 million. Excluding the acquisition of Demag, operating expense decreased by $3.0 million. A significant portion of the reduction is a result of consolidating the mobile crane facility in Conway, South Carolina into the Waverly, Iowa facility during the fourth quarter of 2001. Further cost savings were realized in connection with the closure of the Cork, Ireland scissor lift facility. These initiatives were launched in response to a continued decline in demand for mobile cranes with less than 50 tons in capacity that materialized in late 2000 and continued through 2002.

Income from operations for the Terex Cranes segment declined by $10.3 million in 2002 and totaled $2.0 million. The acquisition of Demag increased income from operations by $7.9 million, including the impact of non-recurring fair value adjustments related to the value of acquired inventories of $3.6 million. Restructuring and other non-recurring charges totaled $30.2 million in 2002, an increase of $10.0 million from 2001. These projects were initiated in response to slowing demand for mobile cranes in North America and weakness in the financial health of large rental customers in Europe. The restructuring charge also reflects the consolidation of production and distribution facilities as the result of the Demag acquisition. Income from operations benefited by restructuring activities launched in late 2001 in response to a slowing demand for mobile cranes in the United States. As of January 1, 2002, the Company ceased amortization of goodwill, consistent with the requirements of SFAS No.
142. The resulting benefit realized in income from operations in 2002 was $4.1 million.


Terex Roadbuilding, Utility Products and Other

Sales in the Terex Roadbuilding, Utility Products and Other segment increased by 54% or $196.9 million in 2002 from $365.5 million in 2001. Excluding the impact of acquisitions in 2001 and 2002, sales decreased by 15% to $279.8 million in 2002 from sales of $328.7 million in 2001. Sales were negatively impacted by continued weak demand for asphalt and cement pavers along with hot mix asphalt plants. Demand for these products has been negatively impacted by uncertainty surrounding state and federal funding for road improvements. Sales of these products decreased by approximately 13% in 2002 relative to 2001. Demand for utility products, excluding the acquisition of Utility Equipment and Telelect Southeast, declined by 14% or $16.6 million in 2002 relative to 2001. Demand for the Company's products that serve the telecommunications industry remained weak in 2002 as a result of overcapacity in the telecommunications sector. During

2002 the Company acquired Utility Equipment and Telelect Southeast to expand Company owned distribution for Telelect's products. Sales from these businesses totaled $78.5 million from their respective dates of acquisitions in 2002. Sales of light construction products continued to decline as customer consolidation and slowing end market demand negatively impacted sales. Sales of light construction products decreased by 21% or $11.0 million in 2002 relative to 2001 levels. Sales from Advance Mixer, a producer of front discharge cement mixers, totaled $49.9 million from its date of acquisition of April 11, 2002.

Gross profit in the Terex Roadbuilding, Utility Products and Other segment increased to $91.4 million in 2002 from $66.5 million in 2001. Businesses acquired in 2001 and 2002 increased gross profit by $45.1 million in 2002 relative to 2001. Restructuring and other one-time charges negatively impacted earnings by $14.0 million in 2002 relative to 2001 and totaled $16.4 million. Gross profit in the Utility business, excluding acquisitions, declined by $3.5 million in 2002 relative to 2001 levels. Gross profit declined primarily due to the reduction in sales volume, as the utility business was able to maintain margins by implementing effective cost controls. Gross profit in 2002 in the Light Construction business declined relative to 2001 as a result of a 21% decline in demand. The impact of declining sales was partially offset by the benefit of a facility consolidation initiated in 2002. Gross profit in the Cedarapids business was negatively impacted by continued weak demand, driven by uncertainty around funding levels for roadbuilding projects in the United States. Margins in the Jaques business, providers of crushing & screening products, increased on stronger sales in Asian markets.


Selling, General and Administrative expense in the Terex Roadbuilding, Utility Products and Other segment increased by $32.5 million in 2002 relative to 2001 to a total of $73.0 million. The acquisition of Advance Mixer, Utility Equipment and Telelect Southeast increased selling, general and administrative expense by $9.3 million in 2002 when compared to 2001. The inclusion of a full year of expense for CMI, acquired on October 1, 2001, increased 2002 selling, general and administrative expense by $24.3 million when compared to 2001. Restructuring costs in 2002 totaled $1.3 million, an increase of $0.8 million from $0.5 million in 2001. In late 2001, the Company decided to significantly reduce its level of activity at its internet business to match the level of revenue it was expected to generate. This accounted for a $3.1 million reduction in operating expense in 2002 relative to 2001.

Income from operations in the Terex Roadbuilding, Utility Products and Other segment was $18.4 in 2002, a reduction of $7.6 million from 2001. During 2002 the Company initiated $9.8 million of restructuring projects aimed at addressing continued weakness in demand for light construction and roadbuilding products. These projects were completed by the end of 2002. The restructuring charge of $9.8 million represents an increase of $6.9 million over 2001. During 2002, the Company reviewed the operating performance of its Light Construction business. Based on management's expectation for future cash flow, the Company determined the carrying value of Light Construction long-term assets was impaired and recorded a charge of $7.9 million in 2002. Business acquired in 2002 increased income from operations by $8.4 million relative to 2001. As of January 1, 2002, the Company ceased amortization of goodwill, consistent with the requirements of SFAS No. 142. The resulting benefit realized in income from operations in 2002 was $2.9 million.


Terex Aerial Work Platforms

Sales in the Terex Aerial Work Platform segment totaled $116.8 million in 2002 and represent the impact of Genie since its date of acquisition by the Company, September 18, 2002. The period that corresponds with post-acquisition activity has typically been the weakest sales period of the year; however, in 2002 sales were marginally above the level of the comparative prior year period.

Gross profit in the Terex Aerial Work Platform segment totaled $18.9 million in 2002 or 16.2% of sales. Included in the gross profit of $18.9 is a non-recurring reduction of gross profit of $4.1 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relate to acquired inventory. As of December 31, 2002, the remaining fair value adjustment in inventory was $0.8 million. The remaining fair value adjustment will be charged to cost of sales in 2003 as the associated inventory is sold to customers.

Selling, General and Administrative expense in the Terex Aerial Work Platforms segment totaled $14.0 million in 2002, resulting in operating profit of $4.9 million (or 4.2% of sales) in 2002. The Terex Aerial Work Platform segment's gross profit and operating profit margins have improved over the prior period annual margins of approximately 14% and 2%, respectively. This improvement represents the impact of global restructuring activities and cost control initiatives initiated prior to acquisition by the Company as well as the consolidation of additional domestic production facilities subsequent to the acquisition.

Terex Mining

Sales in the Terex Mining segment increased by 6.2% to $282.8 million in 2002 relative to 2001 sales volume of $266.2 million. Sales of mining shovels increased by approximately 14% or $16.4 million due to increased demand in Australia and Canada. Sales of mining shovels in Canada were favorably impacted by higher oil prices. These gains were partially offset by continued weakness in demand for mining trucks.

Gross profit in the Terex Mining segment declined by $17.3 million relative to 2001 and totaled $22.9 million. Gross profit in 2002 includes one-time charges related to the closure of the Tulsa, Oklahoma mining truck production facility ($4.2 million) and costs related to the exit of the rental of mining equipment and the production of large scrapers ($2.6 million). Gross profit earned on the sale of replacement parts declined by $10 million in 2002 when compared to 2001 levels. The decline is a result of selling an increased portion of replacement parts through dealers in an effort to minimize working capital requirements for the business. Margins earned on new machines sold in 2002 declined slightly from levels realized in 2001 as competitive pricing pressures were partially offset by the benefit of closing the Tulsa production facility.

Selling, General and Administrative expense in the Terex Mining segment increased by $1.6 million in 2002 relative to 2001, to a total of $27.3 million, primarily due to higher expenditures on product engineering as well as on increased administrative costs.


Income from operations for the Terex Mining segment resulted in a loss of $4.4 million in 2002, a reduction of $18.9 million from an operating profit of $14.5 million in 2001. One-time costs related to restructuring activities initiated in 2002 totaled $6.8 million. These projects were launched to address continued weakness in demand for the Mining segment's mining trucks and to exit non-core activities. A decline in margins earned on replacement parts negatively impacted earnings by $10 million relative to 2001. The decline in parts margin is primarily due to lower prices realized and a shift to selling parts through distributors to reduce working capital levels. As of January 1, 2002, the Company ceased amortization of goodwill, consistent with the requirements of SFAS No. 142. The benefit realized income from operations in 2002 was $2.9 million.

Net Interest Expense

During 2002, the Company's net interest expense increased $6.4 million to $85.4 million from $79.0 million for 2001. The increase was due to the overall increase in bank debt used to finance acquisitions in 2002. The impact of increased net debt has been partially offset by more favorable interest rates and the use of interest rate derivatives to convert fixed rate debt to floating rate debt.

Other Income (Expense) - Net

Other income (expense) - net for 2002 was an expense of $4.2 million as compared to income of $3.2 million for 2001. During 2002, the Company recorded a loss of $2.6 million related to its internet commerce investments, a loss of $1.7 million related to its equity investment in Tatra (which reflects the Company's share of Tatra's operating loss) and a loss of $12.4 million related to the divestiture of its Holland Lift and Brimont businesses, which divested businesses were included in the Terex Cranes segment and manufactured and distributed products the Company deemed to be non-strategic. Partially offsetting these expenses were a $9.5 million benefit associated with a favorable judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business and a $5.5 million gain on a foreign currency hedge initiated in connection with the acquisition of Demag.

Extraordinary Items

During 2002, the Company recorded a charge of $1.6 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the refinancing of loans under the Company's bank credit facilities on July 3, 2002.

During 2001, the Company recorded a charge of $3.9 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishments of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

Cumulative Effect of Change in Accounting Principle

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in 2002. See
"Critical Accounting Policies," below, for additional information on these charges. This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Mining Segment) ($105.7 million, or $105.7 million, net of income taxes), and the Light Construction Group (Terex Roadbuilding, Utility Products and Other Segment) ($26.2 million, or $18.1 million, net of income taxes). This charge was partially offset by a one-time gain ($17.8 million, $10.7 million net of income taxes) recognized on January 1, 2002 in the Fermec business. The purchase price paid by the Company to acquire Fermec was less than the net assets acquired in the transaction. Prior to January 1, 2002, the difference was recorded as a deferred credit in goodwill. As required by SFAS No. 141, this credit balance was recognized as a cumulative effect adjustment on January 1, 2002.

2001 Compared with 2000

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the years ended December 31, 2001 and 2000. During 2001, the Company's Mining segment reclassified service costs from Selling, General and Administrative Expense to Cost of Goods Sold, and, therefore, the applicable amounts have been reclassified for comparative purposes.

                                                             Year Ended
                                                            December 31,
                                                     ---------------------------   Increase
                                                         2001          2000       (Decrease)
                                                     ------------- ------------- --------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    739.1    $    708.0    $      31.1
   Terex Cranes......................................     492.5         675.2         (182.7)
   Terex Roadbuilding, Utility Products and Other....     365.5         415.0          (49.5)
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Terex Mining......................................     266.2         319.3          (53.1)
   Eliminations/Corporate............................     (50.8)        (48.8)          (2.0)
                                                     ------------- ------------- --------------
     Total...........................................$  1,812.5    $  2,068.7    $    (256.2)
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Construction................................$    104.9    $    132.1    $     (27.2)
   Terex Cranes......................................      56.1         104.2          (48.1)
   Terex Roadbuilding, Utility Products and Other....      66.5          82.3          (15.8)
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Terex Mining......................................      40.2          35.0            5.2
   Eliminations/Corporate............................       4.7           0.1            4.6
                                                     ------------- ------------- --------------
     Total...........................................$    272.4    $    353.7    $     (81.3)
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     55.5    $     48.0    $       7.5
   Terex Cranes......................................      43.8          47.3           (3.5)
   Terex Roadbuilding, Utility Products and Other....      40.5          30.6            9.9
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Terex Mining......................................      25.7          28.1           (2.4)
   Eliminations/Corporate............................       2.7           1.4            1.3
                                                     ------------- ------------- --------------
     Total...........................................$    168.2    $    155.4    $      12.8
                                                     ============= ============= ==============

INCOME FROM OPERATIONS
   Terex Construction................................$     49.4    $     84.1    $     (34.7)
   Terex Cranes......................................      12.3          56.9          (44.6)
   Terex Roadbuilding, Utility Products and Other....      26.0          51.7          (25.7)
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Terex Mining......................................      14.5           6.9            7.6
   Eliminations/Corporate............................       2.0          (1.3)           3.3
                                                     ------------- ------------- --------------
     Total...........................................$    104.2    $    198.3    $     (94.1)
                                                     ============= ============= ==============


Terex Consolidated

Overall sales declines were consistent with weaker end market and general economic factors and generally did not reflect a weakening in the competitive condition of the Company's products. Sales decreased $256.2 million, or approximately 12%, to $1,812.5 million from $2,068.7 million in 2000. Acquisitions made during 2001, net of businesses disposed of in 2000, increased 2001 revenues by $80.6 million.


Gross profit for 2001 decreased $81.3 million, or approximately 23%, to $272.4 million as compared to $353.7 million in 2000. The decrease in gross profit is primarily due to the decrease in sales and the inclusion of $26.0 million of restructuring and other charges in cost of goods sold in 2001, as compared to 2000 when restructuring and other charges were $9.9 million. Gross profit as a percentage of sales decreased to 15.0% in 2001 as compared to 17.1% in 2000. Restructuring charges in 2001 totaled $29.2 million or 1.6% of sales, an increase of $19.3 million over 2000's restructuring charges.

Selling, general and administrative expenses increased to $168.2 million for 2001 from $155.4 million for 2000. The increase principally reflected the impact of the businesses acquired in late 2000 and early 2001, the inclusion of $3.9 million and $3.2 million of restructuring and other charges in 2001 and 2000, respectively, and the Company's investments in its EarthKing subsidiary and other e-commerce businesses, offset by the effect of the divestiture of the truck-mounted forklift businesses and continued cost control within all businesses. As a percentage of sales, selling, general and administrative expenses increased to 9.3% for 2001 as compared to 7.5% for 2000, primarily as a result of decreased sales.

The Company had income from operations of $104.2 million, or 5.7% of sales, for 2001, compared to income from operations of $198.3 million, or 9.6% of sales, for 2000. Total restructuring costs and other special items in 2001 was an expense of $35.9 million. This was an increase of $22.6 million from the 2000 total for special items and restructuring costs.

Terex Construction

Sales in the Construction segment for 2001 totaled $739.1 million, an increase of $31.1 million over 2000. The acquisition of Fermec increased sales in 2001 by $98.7 million when compared to 2000. Sales from the Powerscreen businesses increased by approximately 7% in 2001 as customer preferences shifted towards Powerscreen's line of mobile crushing and screening equipment. Sales of articulated trucks declined by 20% in 2001 when compared to 2000. Sales of the segment's telehandler products in the United States fell by 36% as demand from large rental customers fell after several years of increasing rental fleet purchases.

Gross profit in the Construction segment for 2001 was $104.9 million, a reduction of $27.2 million from 2000. Restructuring costs incurred in 2001 totaled $6.2 million. During 2001, the segment initiated a project to consolidate three production facilities in the U.K. to reduce overall manufacturing costs. The 2001 restructuring charge of $6.2 million represents a $0.5 million reduction from restructuring costs incurred in 2000. The acquisition of Fermec added $11.3 million of gross profit in 2001 relative to 2000. Gross profit in the articulated truck business fell by $14.1 million in 2001 when compared to 2000. Lower sales volume accounted for approximately 40% of the decline in gross profit. The remainder of the reduction in gross profit was due to higher factory costs which were only partially offset by improved selling margins. Gross profit earned by the U.S. based telehandler business fell by $4.5 million in 2001 relative to 2000. Approximately two-thirds of the drop in gross profit experienced in 2001 was due to the revenue decline described above, with the remainder due primarily to lower selling margins offset by factory cost reductions.

Selling, general and administrative costs expenses increased by $7.5 million relative to 2000 and totaled $55.5 million. Fermec, acquired in December 2000, increased selling, general and administrative costs by $7.5 million when compared to 2000 levels.

Income from operations in 2001 fell to $49.4 million, a reduction of $34.7 million from 2000. The acquisition of Fermec increased income from operations by $3.8 million in 2001 relative to 2000. Lower unit sales and higher manufacturing costs reduced the income from operations earned in the articulated truck business by $13.5 million in 2001 relative to 2000. Income from operations in the U.S. based telehandler business fell by $3.6 million due to lower sales volumes, through the impact of lower selling margins was partially offset by reductions in factory costs.

Terex Cranes

Sales in the Cranes segment fell by $182.7 million in 2001, when compared to 2000, and totaled $492.5 million. The sale of the truck-mounted forklift businesses, completed in September 2000, reduced sales by $74.7 million when compared to 2000. Sales of mobile cranes in the United States fell by $63.2 million in 2001 as non-residential construction spending was not sufficient to maintain the prior year's level of demand for mobile cranes in the United States. Sales of mobile cranes produced in France under the PPM brand fell by $31.2 million in 2001 when compared to 2000.

Gross profit in the Cranes segment fell by $48.1 million in 2001 and totaled $56.1 million. The sale of the truck-mounted forklift business reduced gross profit in 2001 by $18.1 million. Gross profit earned in the United States based mobile cranes businesses fell by $6.1 million in 2001 when compared to 2000. The primary reason for this decline was the effect of lower volumes on factory efficiency. Selling margins in the mobile cranes business increased across all major product categories in 2001 and helped to mitigate the reduction in volume on gross profit. Gross profits earned in the Australian rough terrain crane business fell by $3.9 million in 2001. The majority of the decline was due to lower selling margins realized on machines. During 2001, in response to realized and anticipated weakness in the demand for mobile cranes in the United States and Europe, the segment initiated a series of restructuring projects. These projects were initiated to bring the cost structure of the various businesses to a level consistent with expected demand for the segment's products. The cost of these projects, recorded as a reduction to gross profit, was $16.7 million in 2001.

Selling, general and administrative expenses decreased by $3.5 million in 2001 and totaled $43.8 million. The sale of the truck-mounted forklift business reduced selling, general and administrative expense by $6.8 million in 2001. The aforementioned restructuring projects initiated in 2001 resulted in a $3.5 million charge to selling, general and administrative expense in 2001.

Income from operations for the Cranes segment was $12.3 million in 2001, a reduction of $44.6 million from 2000. The sale of the truck-mounted forklift businesses reduced income from operations by $11.3 million in 2001. Unfavorable economics in the United States and European mobile crane businesses reduced income from operations by $13.6 million in 2001. Restructuring initiatives launched in 2001 to respond to the deteriorating business conditions experienced in the U.S. and Europe totaled $20.2 million. By comparison, no restructuring projects were initiated in the Cranes segment in 2000.

Terex Roadbuilding, Utility Products and Other

Sales in the Terex Roadbuilding, Utility Products and Other segment fell by $49.5 million in 2001 and totaled $365.5 million. The acquisitions of CMI, Jaques and Coleman Engineering increased sales by $60.9 in 2001 when compared to 2000. Sales of utility products fell by $34.5 million in 2001 as the sale of new machines and parts both declined from levels realized in 2000. Sales of road building equipment, excluding sales from CMI and Jaques, declined by $72.6 million in 2001 as demand from end customers fell and dealers rationalized inventory levels in response to concerns over federal and state government spending on road projects.

Gross profit in the Terex Roadbuilding, Utility Products and Other segment fell by $15.8 million in 2001 and totaled $66.5 million. The acquisition of CMI, Jaques and Coleman Engineering increased gross profit by $13.7 million in 2001. Gross profit in the utility products business fell by $9.6 million primarily as a result of lower machine and parts sales. Selling margins remained relatively constant and cost reductions offset the impact of lower volumes. Gross profit earned in the roadbuilding businesses, excluding CMI and Jaques, fell by $17.3 million in 2001. During 2001, the segment recorded $2.4 million of restructuring charges, primarily to consolidate facilities in its roadbuilding business.

Selling, general and administrative expense in the segment increased by $9.9 million in 2001 and totaled $40.5 million. The acquisition of CMI, Jaques and Coleman Engineering increased selling, general and administrative expense by $10.3 million in 2001.

Income from operations in the segment fell by $25.7 million in 2001 and totaled $26.0 million. The acquisition of CMI, Jaques and Coleman Engineering increased income from operations by $3.3 million in 2001. Uncertainty of government funding for roadbuilding products reduced income from operations for this line of business by $13.6 million relative to 2000. Lower volumes in the utility products business due to the economic difficulties experienced by the telecommunication sector reduced income from operations by $9.4 million in 2001. Restructuring projects targeted to reduce cost in the road building businesses that were initiated in 2001 reduced income from operations by $2.9 million.

Terex Mining

Sales in the Terex Mining segment were $266.2 million in 2001, a $53.1 million decrease from 2000. During 2001, the Mining segment accepted a return of mining trucks sold to a customer in Chile. The return reduced sales in 2001 by $11.8 million. After using the trucks for more than six months, the customer claimed that the trucks did not perform in accordance with certain of the manufacturer's warranties. While the Company disputed this assertion, the return of the trucks was accepted to maintain customer goodwill. The remaining drop in sales relative to 2001 was due to continuing low commodity prices, which in turn negatively impacted the demand for the segment's products.

Gross profit reported by the Mining segment in 2001 was $40.2 million, an increase of $5.2 million over 2000. Gross profit in 2001 includes the impact of the mining truck return described above; the return reduced reported gross profit by $3.2 million. Gross profits in 2001 improved relative to 2000 as the segment earned higher selling margins on its truck and shovel sales and as a larger percentage of sales was generated from higher margin replacement parts.

Selling, general and administrative expense in 2001 totaled $25.7 million, a reduction of $2.4 million from the prior year. In 2000, the segment recorded a $1.6 million charge related to restructuring initiated at its O&K shovel business located in Dortmund, Germany. No special charges were recorded in selling, general and administrative costs in 2001.

Income from operations in 2001 was $14.5 million, an increase of $7.6 million over 2000. Reductions in income experienced in the large mining truck business were offset by improvements realized in the large shovel business. In addition, a higher percentage of sales came from replacement parts, which increased earnings relative to 2000.

Net Interest Expense

During 2001, the Company's net interest expense decreased $15.3 million to $79.0 million from $94.3 million for 2000. This decrease was primarily due to lower interest rates and lower average net debt levels in 2001 versus 2000.

Gain on Sale of Businesses

During 2000, the Company recognized a $57.2 million gain on the sale of the Company's truck-mounted forklift businesses to various subsidiaries of Partek Corporation of Finland for $145 million in cash.

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

Inventories - Inventories are stated at the lower of cost or market value. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2002, reserves for excess and obsolete inventory totaled $36.7 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At December 31, 2002, reserves for potentially uncollectible accounts receivable totaled $19.6 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment as of December 31, 2002. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

Customers of the Company from time to time may fund the acquisition of the Company's equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, the Company is generally able to dispose of the equipment with the Company realizing the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of December 31, 2002, the Company's maximum exposure to such credit guarantees is $294.5 million. Total credit guarantees issued by Demag and Genie as of December 31, 2002 totaled $171.6 million and $62.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note L - "Net Investment in Sales-Type Leases" in the Notes to the Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at December 31, 2002 is $27.4 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2002, the Company's maximum exposure pursuant to buyback guarantees is $36.5 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

The Company recognizes a loss under a guarantee when the Company's obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if the Company's payment obligation under the guarantee exceeds the value the Company can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

Revenue Recognition -- Revenue and costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers. Certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under the Company's customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company's inventory and identified as belonging to the customer and the Company has no further obligations under the order.

Revenue generated in the United States is recognized when title and risk of loss pass from the Company to its customers which occurs upon shipment when terms are FOB shipping point (which is customary for the Company) and upon delivery when terms are FOB destination. The Company also has a policy requiring it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

     a)   Persuasive  evidence that an arrangement  exists;
     b)   The price to the buyer is fixed or determinable;

     c)   Collectibility is reasonably assured; and
     d)   The  Company  has  no   significant   obligations   for  future
          performance.

In the  United  States,  the  Company  has the  ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code ("UCC") financing statement. However, a significant portion of the Company's revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller's retention of a security interest in goods in the same manner as established in the UCC. In these countries, the Company retains title to goods delivered to a customer until the customer makes payment so that the Company can recover the goods in the event of customer default on payment. In these circumstances, where the Company only retains title to secure its recovery in the event of customer default, the Company also has a policy which requires it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

     a)   Persuasive  evidence that an arrangement  exists;
     b)   Delivery has occurred or services have been rendered;
     c)   The price to the buyer is fixed or determinable;
     d)   Collectibility is reasonably assured;
     e)   The  Company  has  no  significant   obligations   for  future
          performance; and
     f) The Company is not entitled to direct the disposition of the goods, cannot rescind the transaction, cannot prohibit the customer from moving, selling, or otherwise using the goods in the ordinary course of business and has no other rights of holding title that rest with a titleholder of property that is subject to a lien under the UCC.

In circumstances where the sales transaction requires acceptance by the customer for items such as testing on site, installation, trial period or performance criteria, revenue is not recognized unless the following criteria have been met:

     a)   Persuasive  evidence that an arrangement  exists;
     b)   Delivery has occurred or services have been rendered;
     c)   The price to the buyer is fixed or determinable;
     d)   Collectibility is reasonably assured; and
     e) The customer has given their acceptance, the time period for acceptance has elapsed or the Company has otherwise objectively
          demonstrated  that  the  criteria   specified  in  the  acceptance
          provisions have been satisfied.

In addition to performance commitments, the Company analyzes factors such as the reason for the purchase to determine if revenue should be recognized. This analysis is done before the product is shipped and includes the evaluation of factors that may affect the conclusion related to the revenue recognition criteria as follows:

     a)   Persuasive  evidence  that an  arrangement  exists;
     b)   Delivery has occurred or services have been  rendered;
     c)   The price to the buyer is fixed or determinable; and
     d)   Collectibility is reasonably assured.

Goodwill & Acquired Intangible Assets - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. Acquired intangible assets generally include trade names, technology and customer relationships and are amortized over their estimated useful lives. The Company is required annually to review the value of its recorded goodwill and intangible assets to determine if either is potentially impaired. The initial recognition of intangible assets, as well as the annual review of the carrying value of goodwill and intangible assets, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the Company's weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

Impairment of Long Lived Assets - The Company's policy is to assess its ability to realize on its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

Accrued Warranties - The Company records accruals for potential warranty claims based on the Company's prior claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. These warranty costs are based upon management's assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

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

Pension Benefits - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension expense and liabilities related to the Company's plans. The Company utilizes the services of several independent actuaries, whose models are used to facilitate these calculations.

Several key assumptions are used in actuarial models to calculate pension expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the models are expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. The actuarial models also use assumptions for various other factors including employee turnover, retirement age and mortality. The Company's management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which the Company operates.

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.0% to 7.0% for international plans at December 31, 2002. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.75% for U. S. plans and 5.75% to 6.0% for international plans at December 31, 2002. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 5.0% for U.S. plans and 3.75% to 4.25% for international plans at December 31, 2002. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At December 31, 2002 the Company had deferred tax assets of $341.4 million ($200.4 million, net of valuation allowances). Income tax benefit was $8.3 million for the year ended December 31, 2002. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $70.3 million was provided by operating activities during the year ended December 31, 2002. Reduced working capital needs provided approximately $45 million of cash. The Company defines working capital as the sum of accounts receivable and inventory less accounts payable. Net cash used in investing activities was $440.6 million during the year ended December 31, 2002, primarily related to the acquisitions of Genie and Demag. Net cash provided by financing activities was $460.0 million during the year ended December 31, 2002. As described below, this consists primarily of cash provided by the issuance of long-term debt (approximately $572 million) and common stock (approximately $113 million) offset by the repayment of debt (approximately $220 million). Cash and cash equivalents totaled $352.2 million at December 31, 2002. In addition, the Company had $191.4 million available for borrowing under its revolving credit facilities at December 31, 2002. Therefore, total liquidity available to the Company at December 31, 2002 was approximately $543.6 million.

Including the February 2003 acquisitions of Commercial Body and Combatel and the 2002 acquisitions of Schaeff, Utility Equipment, Telelect Southeast, Advance Mixer, Demag and Genie (see Note B --"Acquisitions" in the Notes to the Consolidated Financial Statements), since the beginning of 1995 Terex has invested approximately $1.9 billion to strengthen and expand its core businesses through more than 25 strategic acquisitions. Acquisitions and new product development have been important components of the Company's growth strategy. Although the Company may make additional acquisitions in the future, particularly those that would complement the Company's existing operations, the Company is currently focused on completing the integration of its recent acquisitions.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, issuances of equity, asset sales, including strategic dispositions of business units, or any combination thereof. On April 23, 2002, the Company issued approximately 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million. On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 million of term debt maturing in June 2009 and a revolving credit facility of $300 million that is available through June 2007. The facility also included provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility. On September 13, 2002, the Company consummated an incremental term loan borrowing of $210 million under this facility to acquire Genie, to refinance some of Genie's debt and for other general corporate purposes. In addition to providing the Company with additional funds, the revised credit agreement also amended certain covenants and other provisions to allow the Company greater flexibility. This added flexibility included changes to increase the Company's ability to make acquisitions, participate in joint ventures and take other corporate actions. Adjustments were also made to financial covenant ratios, including the Company's consolidated total leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, that permit the Company to maintain additional debt for a longer period of time.

During 2001, the Company successfully executed three capital market transactions raising $500 million in senior subordinated notes, expanding its revolving credit facilities to $300 million and raising $96 million from the issuance of common stock. Additionally, in October 2001, January 2002, March 2002, September 2002 and February 2003, the Company issued approximately 3.6 million shares, 0.5 million shares, 0.3 million shares, 3.2 million shares and 0.6 million shares of its common stock in connection with the acquisition of CMI, Utility Equipment, Telelect Southeast, Genie and Commercial Body and Combatel, respectively. The Company also sold approximately 1.3 million shares of its common stock for $17.3045 per share, or approximately $23 million in total, to certain former shareholders of Schaeff in January 2002. In each instance, the number of shares of common stock issued was determined based on the average price of the common stock on the New York Stock Exchange for a specified time period prior to the date of issuance.

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt. In the event of default, these borrowings could become payable on demand.

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


The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants that require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive annually. Maintaining compliance with these ratios depends on the future performance of the Company and the achievement of cost savings and earning levels anticipated in acquisitions. The Company is currently in compliance with its financial covenants under its bank credit facilities. The Company's ability to remain compliant with its covenants in the future is dependent on its ability to maintain its earnings, including its ability to generate cash flow from working capital reductions, realize cost savings at recently acquired units, realize the benefit of its restructuring programs and maintain an appropriate level of operating profits. The interest rates charged are subject to adjustment based on the Company's consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.59% at December 31, 2002.


The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. As noted earlier, in 2002 and 2001 the Company successfully executed four capital market transactions raising $500 million from the issuance of senior subordinated notes and $210 million from the issuance of its common stock.

The Company's contractual cash obligations at December 31, 2002, are as follows:

                                                                            Payments due by year
                                                   ---------------------------------------------------------------------
                                       Total
                                     Committed        2003        2004       2005       2006        2007     There-after
                                  ---------------  ----------- --------- ---------- ----------- ----------- ------------
Long-term debt obligations......  $   1,450.6      $  36.8     $  18.7   $   10.6   $   8.8     $   62.1    $  1,313.6
Capital lease obligations.......         88.3         37.4        22.7       15.5       2.1          0.7           9.9
Operating lease obligations.....        278.2         41.3        36.5       29.4      22.7         18.7         129.6
                                  ---------------  ----------- --------- ---------- ----------- ----------- ------------
                                  $   1,817.1      $ 115.5     $  77.9   $   55.5   $  33.6     $   81.5    $  1,453.1
                                  ===============  =========== ========= ========== =========== =========== ============


Additionally, at December 31, 2002, the Company had outstanding letters of credit that totaled $90.6 million and had issued $294.5 million in guarantees of customer financing to purchase equipment, $27.4 million in residual value guarantees and $36.5 million in buyback guarantees.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. It is the Company's policy to fund the pension plans at the minimum level required by applicable regulations. In 2002, cash contributions to the pension plans by the Company were $8.0 million, and the Company estimates that its pension plan contributions will be approximately $8 million in 2003.

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Genie contributed $4.7 million in cash in exchange for its ownership interest in GFSH B.V. During January 2002, Genie contributed an additional $0.6 million in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of December 31, 2002, the joint venture's total assets were $117.1 million and consisted primarily of financing receivables and lease related equipment; total liabilities were $106.0 million and consisted primarily of debt issued by the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of December 31, 2002, the maximum exposure to loss under these guarantees is approximately $7 million. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound and the Australian Dollar. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2002, the Company had foreign exchange contracts with a notional value of $147.5 million.

The Company manages exposure to fluctuating interest rates with interest protection arrangements. Certain of the Company's obligations, including indebtedness under the Company's bank credit facility, bear interest at floating rates, and as a result an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $100 million of the principal amount of its indebtedness under its bank credit facility, fixing interest at 6.51% for the period from July 1, 2004 through June 30, 2009.

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $250 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and approximately $79 million of capital leases. The floating rates are based on a spread of 2.91% to 4.49% over LIBOR. At December 31, 2002, the floating rates ranged between 4.29% and 5.88%.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. Upon initial application, all derivatives were required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 became effective for the Company beginning in 2001. Upon adoption of this statement on January 1, 2001, the Company did not experience a significant impact on its financial position or results of operations.

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

The Company generates hazardous and non-hazardous wastes in the normal course of its manufacturing operations. As a result, Terex is subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and also require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required the Company to pay material amounts to comply with such laws and regulations. Compliance with such laws and regulations has required, and will continue to require, the Company to make expenditures. The Company does not expect that these expenditures will have a material adverse effect on its business or profitability.

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs allege that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs allege that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of the mining shovel subsidiary O&K Mining GmbH from O&K AG, and are claiming restitution of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiffs are considering a request to voluntarily dismiss the Company from the action. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that expresses the foreign policy interests of the United States in dismissal of the case. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court. The Company, among others, has made a claim for indemnification with respect to the action against O&K AG and ThyssenKrupp AG.

Transactions with Former Employees

Atlas Terex, which the Company acquired in December 2001, was previously owned by David Langevin, a former executive officer of the Company, and GKM Value Partners L.P. ("GKM"), of which Mr. Langevin is a general partner. Mr. Langevin left the Company to pursue other interests in 1998. In July 2001, the Company entered into an agreement with GKM and Mr. Langevin whereby the Company was granted an option to purchase all of the share capital of Atlas Terex for $750 thousand. The Company and Atlas Terex also entered into an agreement for the Company to lend Atlas Terex funds for working capital purposes. During the option period, the Company provided Atlas Terex with certain management consulting services for which the Company received compensation. The Company exercised its option to acquire Atlas Terex from GKM and Mr. Langevin for $750 thousand and completed the acquisition on December 28, 2001. The terms of the transactions between the Company, Mr. Langevin, GKM and Atlas Terex are similar to terms that the Company believes would have been agreed upon in an arm's length transaction.

During 2002, the Company and a partnership formed by Mr. Langevin and certain individuals affiliated with Mr. Langevin and/or GKM formed GT Distribution, LLC ("GT Distribution"), a limited liability company in which the Company and such partnership are the only members. On April 10, 2002, GT Distribution completed the acquisition of C&M for an aggregate purchase price of $2.7 million. In connection with this transaction, the Company acquired from an unaffiliated financial institution outstanding loans in the amount of approximately $5.9 million owed by C&M to that financial institution, and C&M remains obligated to make payments to the Company pursuant to the terms of such loans. The results of C&M have been consolidated in the Company's financial results from December 1, 2002. The terms of the transactions between the Company, Mr. Langevin, GT Distribution and C&M are similar to terms that the Company believes would have been agreed upon in an arm's length transaction.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the Company's business is highly cyclical and weak general economic conditions may affect the sales of its products and its financial results; the sensitivity of construction and mining activity to interest rates and government spending; the ability to successfully integrate acquired businesses; the retention of key management personnel; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply the Company parts and components at competitive prices; the financial condition of suppliers and customers, and their continued access to capital; the Company's ability to timely manufacture and deliver products to customers; the Company's substantial amount of debt and its need to comply with restrictive covenants contained in the Company's debt agreements; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. See Note E - "Derivative Financial Instruments" to the Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

        Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 2002, the Company had foreign exchange contracts with a notional value of $147.5 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $4 million at December 31, 2002.

        Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 2002, approximately 60% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.3%.

At December 31, 2002, the Company had approximately $100 million of interest rate swaps fixing interest rates at 6.51% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $1 million at December 31, 2002.

At December 31, 2002, the Company had approximately $329 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.29% and 5.88% at December 31, 2002. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $19 million.

At December 31, 2002, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at December 31, 2002 would have increased interest expense by approximately $6 million in 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2002 and 2001 are as follows (in millions, except per share amounts):


                                                               2002                                  2001
                                               ------------------------------------- -------------------------------------
                                                Fourth    Third    Second    First     Fourth    Third   Second    First
                                               ------------------------------------- -------------------------------------
Net sales   .................................. $ 851.1    $674.1   $690.2   $582.0    $ 442.1   $453.7   $439.3   $477.4
Gross profit................................      64.8      88.7    111.9     91.3       72.3     45.5     80.2     78.6
Income (loss) before extraordinary items....     (40.3)     11.4      5.2      6.2        3.2    (10.9)    12.0     12.4
Net income (loss) ..........................     (40.3)      9.8      5.2   (107.2)       1.6    (10.9)    12.0     10.1
Goodwill amortization after tax.............     ---       ---      ---      ---          3.5      2.0      2.0      2.2
Net income (loss) excluding goodwill
  amortization (a)..........................     (40.3)      9.8      5.2   (107.2)       5.1     (8.9)    14.0     12.3
Per share:
  Basic
    Income (loss) before extraordinary items   $  (0.85)  $  0.26  $  0.12  $  0.16   $   0.10  $ (0.41) $  0.45  $  0.46
    Net income (loss) ......................      (0.85)     0.22     0.12    (2.82)      0.05    (0.41)    0.45     0.37
   Goodwill amortization after tax..........     ---       ---      ---      ---          0.11     0.08     0.07     0.08
   Net income (loss) excluding goodwill
     amortization (a).......................      (0.85)     0.22     0.12    (2.82)      0.16    (0.33)    0.52     0.45
  Diluted
    Income (loss) before extraordinary items   $  (0.85)  $  0.25  $  0.12  $  0.16   $   0.10  $ (0.41) $  0.43  $  0.45
    Net income (loss) ......................      (0.85)     0.22     0.12    (2.77)      0.05    (0.41)    0.43     0.37
   Goodwill amortization after tax..........     ---       ---      ---     ----          0.11     0.08     0.07     0.08
    Net income (loss) excluding goodwill
     amortization (a).......................      (0.85)     0.22     0.12    (2.77)      0.16    (0.33)    0.50     0.45


(a) Net income (loss) excluding goodwill amortization excludes the goodwill amortization expense, net of income tax, for periods prior to 2002. See Note C - "Accounting Change -- Business Combinations and Goodwill" to the Consolidated Financial Statements.

The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

During the fourth quarter of 2002, the Company recorded expenses of $52.9 million for restructuring projects with the goal of eliminating products, adjusting capacity to meet market conditions and eliminating overlap related to the Company's recent acquisitions.

During the first quarter of 2002, the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million. This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes), principally in the Mining Group (Terex Mining Segment) ($105.7 million or $105.7 million, net of income taxes), and the Light Construction Group (Terex Roadbuilding, Utility Products and Other Segment) ($26.2 million, or $18.1 million, net of income taxes). This charge was partially offset by a one-time gain ($17.8 million, $10.7 million net of income taxes) recognized on January 1, 2002 in the Fermec business. The purchase price paid by the Company to acquire Fermec was less than the net assets acquired in the transaction. Prior to January 1, 2002, the difference was recorded as a deferred credit in goodwill. As required by SFAS No. 141, this credit balance was recognized as a cumulative effect adjustment on January 1, 2002.

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

Extraordinary Items

During the third quarter of 2002, the Company recorded a charge of $1.6 million, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the refinancing of loans under the Company's bank credit facilities on July 3, 2002.


In the fourth and first quarters of 2001, the Company recognized extraordinary losses on the early extinguishments of debt ($1.6 million and $2.3 million, respectively) in connection with the prepayment of principal on its existing credit facility.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2002.


                                                                                       Number of securities
                                                                                     remaining available for
                                                                Weighted average      future issuance under
                                      Number of securities to   exercise price of      equity compensation
                                      be issued upon exercise      outstanding           plans (excluding
                                      of outstanding options,   options, warrants     securities reflected in
           Plan Category              warrants and rights (a)     and rights (b)           column (a)) (c)
------------------------------------ ------------------------  --------------------  --------------------------
 Equity compensation plans                 2,265,870           $       19.37                   1,674,555
  approved by shareholders ........
 Equity compensation plans not
  approved by shareholders (1).....              ---                 ---                            ---
                                     -------------------------                       --------------------------
     Total.........................        2,265,870           $       19.37                   1,674,555
                                     =========================                       ==========================

       (1) Does not include options assumed in connection with the Company's acquisition of CMI. As of December 31, 2002, there were 22,400 options outstanding as a result of the Company's assumption of options granted by CMI, with a weighted-average exercise price of $24.83. The Company has not made, and will not make, any grants or awards under the CMI equity compensation plan.

The other information required by Item 12 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14:  CONTROLS AND PROCEDURES

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


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2)  Financial Statements and Financial Statement Schedules.

See  "Index  to  Consolidated   Financial  Statements  and  Financial  Statement
Schedule" on Page F-1.

     (3) Exhibits

See "Exhibit Index" on Page E-1.

(b)  Reports on Form 8-K

During the quarter ended December 31, 2002, the Company filed the following Current Reports on Form 8-K:

- A report on Form 8-K dated October 1, 2002 was filed on October 1, 2002 announcing the appointment of Mr. Helge H. Wehmeier to the Company's Board of Directors.
- A report on Form 8-K dated October 4, 2002 was filed on October 4, 2002 providing exhibits for and announcing the Company's Offer of Accommodation for holders of the Company's expired Common Stock Appreciation Rights to receive shares of Terex Common Stock.
- A report on Form 8-K/A dated September 13, 2002 was filed on November 26, 2002 providing the financial statements and pro forma information required to be filed in connection with the acquisition of Genie Holdings, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                           March 28, 2003
    -----------------------------------
     Ronald M. DeFeo,
     Chairman, Chief Executive Officer
     and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                        Title                                 Date
----                        -----                                 ----

/s/  Ronald M. DeFeo        Chairman, Chief Executive Officer,    March 28, 2003
-------------------------    and Director
     Ronald M. DeFeo        (Principal Executive Officer)


/s/  Phillip C. Widman      Senior Vice President -               March 28, 2003
-------------------------    Chief Financial Officer
     Phillip C. Widman      (Principal Financial Officer)


/s/  Mark T. Cohen          Controller                            March 28, 2003
-------------------------   (Principal Accounting Officer)
     Mark T. Cohen


/s/  G. Chris Andersen      Director                              March 28, 2003
-------------------------
     G. Chris Andersen


/s/  Don DeFosset           Director                              March 28, 2003
-------------------------
     Don DeFosset


/s/  Donald P. Jacobs       Director                              March 28, 2003
-------------------------
     Donald P. Jacobs


/s/  William H. Fike        Director                              March 28, 2003
-------------------------
     William H. Fike


/s/  David A. Sachs         Director                              March 28, 2003
-------------------------
     David A. Sachs


/s/  J. C. Watts, Jr.       Director                              March 28, 2003
-------------------------
     J. C. Watts, Jr.


/s/  Helge H. Wehmeier      Director                              March 28, 2003
-------------------------
     Helge H. Wehmeier

                                  CERTIFICATION



I, Ronald M. DeFeo, Chairman, President and Chief Executive Officer of Terex Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Terex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003


/s/ Ronald M. DeFeo
Ronald M. DeFeo
Chairman, President and
Chief Executive Officer

                                  CERTIFICATION



I, Phillip C. Widman, Senior Vice President and Chief Financial Officer of Terex Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Terex Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 28, 2003


/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                       TEREX CORPORATION AND SUBSIDIARIES

   Index to Consolidated Financial Statements and Financial Statement Schedule




                                                                            Page
                                                                            ----

                               TEREX CORPORATION
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2002


 Report of independent accountants.........................................F - 2
 Consolidated statement of income .........................................F - 3
 Consolidated balance sheet................................................F - 4
 Consolidated statement of changes in stockholders' equity.................F - 5
 Consolidated statement of cash flows......................................F - 6
 Notes to consolidated financial statements................................F - 7



FINANCIAL STATEMENT SCHEDULE

 Schedule II -- Valuation and Qualifying Accounts and Reserves............F - 53


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note C to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.




PricewaterhouseCoopers LLP

Stamford, Connecticut
March 12, 2003

                                                 TEREX CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENT OF INCOME

                                               (in millions, except per share amounts)


                                                                                          Year Ended December 31,
                                                                                    ------------------------------------
                                                                                       2002        2001        2000
                                                                                    ----------- ----------- ------------
NET SALES.......................................................................... $ 2,797.4   $  1,812.5  $  2,068.7

COST OF GOODS SOLD.................................................................   2,440.7      1,540.1     1,715.0
                                                                                    ----------- ----------- ------------

   GROSS PROFIT....................................................................     356.7        272.4       353.7

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................................     288.1        168.2       155.4
                                                                                    ----------- ----------- ------------

   INCOME FROM OPERATIONS..........................................................      68.6        104.2       198.3

OTHER INCOME (EXPENSE)
   Interest income.................................................................       7.5          7.7         5.5
   Interest expense................................................................     (92.9)       (86.7)      (99.8)
   Gain on sale of businesses......................................................     ---          ---          57.2
   Amortization of debt issuance costs.............................................      (4.8)        (3.8)       (3.5)
   Other income (expense) - net....................................................      (4.2)         3.2         1.9
                                                                                    ----------- ----------- ------------
   INCOME  (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS.......................................................     (25.8)        24.6       159.6

BENEFIT FROM (PROVISION FOR) INCOME TAXES..........................................       8.3         (7.9)      (55.7)
                                                                                    ----------- ----------- ------------

   INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
     ITEMS........................................................................      (17.5)        16.7       103.9

LOSS FROM DISCONTINUED OPERATIONS..................................................     ---          ---          (7.3)
                                                                                    ----------- ----------- ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...........................................     (17.5)        16.7        96.6

EXTRAORDINARY LOSS ON RETIREMENT OF DEBT...........................................      (1.6)        (3.9)       (1.5)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of income tax expense
   of $1.0 in 2002)................................................................    (113.4)       ---         ---
                                                                                    ----------- ----------- ------------

   NET INCOME (LOSS)............................................................... $  (132.5)  $     12.8  $     95.1
                                                                                    =========== =========== ============

PER COMMON SHARE:
  Basic
    Income (loss) from continuing operations....................................... $  (0.41)   $    0.60   $    3.82
    Loss from discontinued operations..............................................   ---          ---          (0.27)
                                                                                    -----------   --------- ------------
      Income (loss) before extraordinary items.....................................    (0.41)        0.60        3.55
    Extraordinary loss on retirement of debt.......................................    (0.04)       (0.14)      (0.05)
    Cumulative effect of change in accounting principle............................    (2.62)      ---         ---
                                                                                    ----------- ----------- ------------

     Net income (loss)............................................................. $  (3.07)   $    0.46   $    3.50
                                                                                    =========== =========== ============
  Diluted
    Income (loss) from continuing operations....................................... $  (0.41)   $    0.58   $    3.72
    Loss from discontinued operations..............................................   ---          ---          (0.26)
                                                                                    ----------- ----------- ------------
      Income (loss) before extraordinary items.....................................    (0.41)        0.58        3.46
    Extraordinary loss on retirement of debt.......................................    (0.04)       (0.14)      (0.05)
    Cumulative effect of change in accounting principle............................    (2.62)      ---         ---
                                                                                    ----------- ----------- ------------

      Net income (loss)............................................................ $  (3.07)   $    0.44   $    3.41
                                                                                    =========== =========== ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING IN PER SHARE CALCULATION:
        Basic......................................................................    43.2         28.1        27.2
        Diluted....................................................................    43.2         28.9        27.9


   The accompanying notes are an integral part of these financial statements.



                                                 TEREX CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET

                                                   (in millions, except par value)
                                                                                                     December 31,
                                                                                                -------------------------
                                                                                                   2002        2001
                                                                                                -----------   -----------

CURRENT ASSETS
   Cash and cash equivalents................................................................... $    352.2    $    250.4
   Trade receivables (less allowance of $19.6 and $8.6 as of December 31, 2002 and 2001,
    respectively)..............................................................................      578.6         351.1
   Net inventories.............................................................................    1,106.3         704.8
   Deferred taxes..............................................................................       46.9          23.7
   Other current assets........................................................................      137.1          53.0
                                                                                                ------------- -----------
                      Total Current Assets.....................................................    2,221.1       1,383.0

LONG-TERM ASSETS
   Property, plant and equipment - net.........................................................      309.4         173.9
   Goodwill....................................................................................      622.9         620.1
   Deferred taxes..............................................................................      153.5          75.4
   Other assets................................................................................      318.8         134.6
                                                                                                ------------- -----------

TOTAL ASSETS................................................................................... $  3,625.7    $  2,387.0
                                                                                                ============= ===========

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt......................................... $     74.1    $     34.7
   Trade accounts payable......................................................................      542.9         291.0
   Accrued compensation and benefits...........................................................       74.0          37.4
   Accrued warranties and product liability....................................................       86.0          62.7
   Other current liabilities...................................................................      329.2         201.3
                                                                                                ------------- -----------
                      Total Current Liabilities................................................    1,106.2         627.1

NON CURRENT LIABILITIES
   Long-term debt, less current portion........................................................    1,487.1       1,020.7
   Other.......................................................................................      263.2         143.8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Equity rights................................................................................      ---             0.5
   Common Stock, $0.01 par value --
    authorized 150.0 shares; issued 48.6 and 37.5 shares at December 31, 2002 and 2001,
    respectively...............................................................................        0.5           0.4
   Additional paid-in capital..................................................................      772.7         532.4
   Retained earnings...........................................................................       67.4         199.9
   Accumulated other comprehensive income (loss)...............................................      (53.6)       (120.3)
    Less cost of shares of common stock in treasury (1.2 and 1.1 shares at December 31, 2002
    and 2001, respectively)....................................................................      (17.8)        (17.5)
                                                                                                ------------- -----------
                   Total Stockholders' Equity..................................................      769.2         595.4
                                                                                                ------------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................... $  3,625.7    $  2,387.0
                                                                                                ============= ===========


   The accompanying notes are an integral part of these financial statements.



                                                 TEREX CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            (in millions)



                                                                                                Accumulated
                                                                                                    Other
                                                                          Additional             Comprehen-    Common
                                                     Equity     Common     Paid-in    Retained   siv Income   Stock in
                                          Warrants   Rights     Stock      Capital    Earnings    (Loss)      Treasury       Total
                                        ----------- --------- ---------- ----------- ---------- ----------- ------------ -----------

BALANCE AT
   DECEMBER 31, 1999 .................. $   0.8     $   0.8   $   0.3    $  355.0    $  92.0    $ (16.1)    $   ---      $  432.8

 Net Income ...........................    ---         ---       ---         ---        95.1       ---          ---          95.1
 Other Comprehensive Income
 (Loss):
     Translation adjustment ...........    ---         ---       ---         ---        ---       (62.6)        ---         (62.6)
     Pension liability adjustment......    ---         ---       ---         ---        ---         0.2         ---           0.2
                                                                                                                            ------
 Comprehensive Income (Loss) ..........                                                                                      32.7
                                                                                                                            ------
 Exercise of Equity Rights ............    ---         (0.1)     ---         (0.1)      ---        ---          ---          (0.2)
 Issuance of Common Stock .............    ---         ---       ---          3.0       ---        ---          ---           3.0
 Exercise of Warrants .................    (0.8)       ---       ---          0.8       ---        ---          ---          ---
 Acquisition of Businesses ............    ---         ---       ---          0.2       ---        ---           3.2          3.4
 Acquisition of Treasury Shares........    ---         ---       ---         ---        ---        ---         (20.2)       (20.2)
                                        ----------- --------- ---------- ----------- ---------- ----------- ------------ -----------


BALANCE AT ............................    ---          0.7       0.3       358.9      187.1      (78.5)       (17.0)       451.5
   DECEMBER 31, 2000

 Net Income ...........................    ---         ---       ---         ---        12.8       ---          ---          12.8
 Other Comprehensive Income
 (Loss):
    Translation adjustment ............    ---         ---       ---         ---        ---       (37.7)        ---         (37.7)
    Pension liability  adjustment......    ---         ---       ---         ---        ---        (3.3)        ---          (3.3)
    Derivative hedging
     adjustment .........................  ---         ---       ---         ---        ---        (0.8)        ---          (0.8)
                                                                                                                            ------
 Comprehensive Income (Loss) ..........                                                                                     (29.0)
                                                                                                                            ------
 Issuance of Common Stock .............    ---         ---        0.1        98.4       ---        ---          ---          98.5
 Acquisition of businesses ............    ---         ---       ---         74.9       ---        ---          (0.5)        74.4
 Exercise of Equity Rights ............    ---         (0.2)     ---          0.2       ---        ---          ---          ---
                                        ----------- --------- ---------- ----------- ---------- ----------- ------------ -----------

BALANCE AT ............................    ---          0.5       0.4       532.4      199.9     (120.3)       (17.5)       595.4
   DECEMBER 31, 2001 ..................                                                                                      ---

 Net Income (loss) ....................    ---         ---       ---         ---      (132.5)      ---          ---        (132.5)
 Other Comprehensive Income
 (Loss):
     Translation adjustment ...........    ---         ---       ---         ---        ---        90.6         ---          90.6
     Pension liability adjustment......    ---         ---       ---         ---        ---       (26.8)        ---         (26.8)
     Derivative hedging
      adjustment ......................    ---         ---       ---         ---        ---         2.9         ---           2.9
                                                                                                                            ------
 Comprehensive Income (Loss) ..........                                                                                     (65.8)
                                                                                                                            ------
 Exercise of Equity Rights ............    ---         (0.5)     ---          0.5       ---        ---          ---          ---
 Issuance of Common Stock .............    ---         ---        0.1       119.0       ---        ---          ---         119.1
 Acquisition of Treasury Shares .......    ---         ---       ---          0.3       ---        ---          (0.3)        ---
 Acquisition of businesses ............    ---         ---       ---        120.5       ---        ---          ---         120.5

                                        ----------- --------- ---------- ----------- ---------- ----------- ------------ -----------
BALANCE AT DECEMBER 31, 2002 .......... $  ---      $  ---    $   0.5    $  772.7    $  67.4    $ (53.6)    $  (17.8)    $  769.2
                                        =========== ========= ========== =========== ========== =========== ============ ===========



   The accompanying notes are an integral part of these financial statements.


                                                 TEREX CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (in millions)

                                                                                   Year Ended December 31,
                                                                          ------------------------------------------
                                                                              2002            2001          2000
                                                                          --------------- ------------- ------------

OPERATING ACTIVITIES
Net income (loss).........................................................$   (132.5)     $     12.8    $     95.1
Adjustments to reconcile net income (loss) to cash provided by (used in)
 operating activities:
    Depreciation .........................................................      35.9            22.5          23.0
    Amortization..........................................................       9.1            17.8          18.5
    Gain on sale of businesses............................................     ---             ---           (34.2)
    Deferred taxes........................................................     (35.2)           10.7          33.5
    Extraordinary loss on retirement of debt..............................       1.6             3.9           1.5
    Loss from discontinued operations.....................................     ---             ---             7.3
    Gain on sale of fixed assets..........................................      (0.7)           (1.5)         (0.6)
    Gain on foreign currency futures......................................      (3.8)          ---           ---
    Restructuring charges.................................................      50.9            19.5         ---
    Impairment charges and asset writedowns...............................     140.8           ---           ---
    Changes in operating assets and liabilities (net of effects of acquisitions):
       Trade receivables..................................................      11.6            28.1          64.2
       Net inventories....................................................     (52.7)          (19.6)         43.6
       Trade accounts payable.............................................      86.5           (40.5)         12.8
       Other..............................................................     (41.2)          (59.2)        (64.1)
                                                                          --------------- ------------- ------------
         Net cash provided by (used in) operating activities..............      70.3            (5.5)        200.6
                                                                          --------------- ------------- ------------

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired........................    (445.9)         (130.8)        (20.0)
   Capital expenditures...................................................     (29.2)          (13.5)        (24.2)
   Proceeds from sale of businesses.......................................     ---             ---           144.3
   Proceeds from sale of assets...........................................      34.5             8.0          10.8
                                                                          --------------- ------------- ------------
         Net cash provided by (used in) investing activities..............    (440.6)         (136.3)        110.9
                                                                          --------------- ------------- ------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs........     572.0           481.4         ---
   Issuance of common stock...............................................     113.3            96.3         ---
   Principal repayments of long-term debt.................................    (219.6)         (388.5)       (183.1)
   Net borrowings (repayments) under revolving line of credit agreements..      (0.8)           23.6         (53.6)
   Purchases of common stock held in treasury.............................     ---             ---           (20.2)
   Other..................................................................      (4.9)           (1.3)         (4.3)
                                                                          --------------- ------------- ------------
         Net cash provided by (used in) financing activities..............     460.0           211.5        (261.2)
                                                                          --------------- ------------- ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............      12.1            (0.7)         (2.2)
                                                                          --------------- ------------- ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................     101.8            69.0          48.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................     250.4           181.4         133.3
                                                                          --------------- ------------- ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................$    352.2      $    250.4    $    181.4
                                                                          =============== ============= ============


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


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

Reclassification. During 2001, the Company's Terex Mining segment reclassified service costs from Selling, General and Administrative Expenses to Cost of Goods Sold, and, therefore, the applicable 2001 and 2000 year amounts have been reclassified for comparative purposes.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2002 and 2001 include $4.5 and $7.6, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to extraordinary expense at the time of retirement. Debt issuance costs before amortization totaled $41.9 and $32.2 at December 31, 2002 and 2001, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to twelve years.

Goodwill. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS 142, goodwill related to acquisitions completed after June 30, 2001, has not been amortized and, effective January 1, 2002, goodwill related to acquisitions completed prior to July 1, 2001 is no longer amortized. Under this standard, goodwill and indefinite life intangible assets will be reviewed for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The initial impairment test was performed as of January 1, 2002, which resulted in an impairment charge reported as a cumulative effect of change in accounting principle. The Company selected October 1 as the date for the required annual impairment test. The impairment test performed as of October 1, 2002 resulted in no impairment charge. Subsequent impairment tests will be performed effective October 1 of each year and more frequently if circumstances warrant. See Note C - "Accounting Changes - Business Combinations and Goodwill."

The initial recognition of intangible assets, as well as the annual review of the carrying value of goodwill and intangible assets, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the Company's weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates cam impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, for all acquisitions prior to July 1, 2001, was being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $57.4 and $54.1 at December 31, 2002 and 2001, respectively. During the years ended December 31, 2001 and 2000, the Company incurred goodwill amortization expenses of $14.2 and $14.5, respectively.

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

Impairment of Long-Lived Assets. The Company's policy is to assess the realizability of its long-lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in October 2001. SFAS No. 144 became effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard has not materially changed the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional matters being reported as discontinued operations in the future. Refer to Note F - "Restructuring and Other Charges" for information on the recognition of impairment losses in 2002.

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

Revenue generated in the United States is recognized when title and risk of loss pass from the Company to its customers which occurs upon shipment when terms are FOB shipping point (which is customary for the Company) and upon delivery when terms are FOB destination. The Company also has a policy which requires it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

     a)   Persuasive evidence that an arrangement exists;
     b)   The price to the buyer is fixed or determinable;
     c)   Collectibility is reasonably assured; and
     d)   The Company has no significant obligations for future performance.

In the United States, the Company has the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code ("UCC") financing statement. However, a significant portion of the Company's revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller's retention of a security interest in goods in the same manner as established in the UCC. In these countries, the Company retains title to goods delivered to a customer until the customer makes payment so that the Company can recover the goods in the event of customer default on payment. In these circumstances, where the Company only retains title to secure its recovery in the event of customer default, the Company also has a policy requiring it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

     a)   Persuasive evidence that an arrangement exists;
     b)   Delivery has occurred or services have been rendered;
     c)   The price to the buyer is fixed or determinable;
     d)   Collectibility is reasonably assured;
     e)   The Company has no significant obligations for future performance; and
     f) The Company is not entitled to direct the disposition of the goods, cannot rescind the transaction, cannot prohibit the customer from moving, selling, or otherwise using the goods in the ordinary course of business and has no other rights of holding title that rest with a titleholder of property that is subject to a lien under the UCC.

In circumstances where the sales transaction requires acceptance by the customer for items such as testing on site, installation, trial period or performance criteria, revenue is not recognized unless the following criteria have been met:

     a)   Persuasive evidence that an arrangement exists;
     b)   Delivery has occurred or services have been rendered;
     c)   The price to the buyer is fixed or determinable;
     d)   Collectibility is reasonably assured; and
     e) The customer has signed off on the acceptance, the time period has elapsed or the Company has otherwise objectively demonstrated that the criteria specified in the acceptance provisions have been satisfied.

In addition to performance commitments, the Company analyzes factors such as the reason for the purchase to determine if revenue should be recognized. This analysis is done before the product is shipped and includes the evaluation of factors that may affect the conclusion related to the revenue recognition criteria as follows:

     a)   Persuasive evidence that an arrangement exists;
     b)   Delivery has occurred or services have been rendered;
     c)   The price to the buyer is fixed or determinable; and
     d)   Collectibility is reasonably assured.

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

Accrued Warranties. The Company records accruals for potential warranty claims based on the Company's claim experience. The Company's products are typically sold with a standard warranty covering defects that arise during a fixed period of time. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces. The length of warranty is generally a fixed period of time, a fixed number of operating hours, or both.

A liability for estimated warranty claims is accrued at the time of sale. The liability is established using a historical warranty claim experience for each product sold. The historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure that critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in the aggregate product warranty liability:


     Balance as of December 31, 2001...................... $    33.0
     Businesses acquired during 2002......................      22.3
     Accruals for warranties issued during the year.......      42.5
     Changes in estimates ................................       5.5
     Settlements during the year..........................     (45.5)
     Foreign exchange effect..............................       1.3
                                                           ---------
     Balance as of December 31, 2002...................... $    59.1
                                                           =========

Accrued Product Liability. The Company records accruals for potential product liability claims based on the Company's claim experience. The Company provides self-insurance accruals for estimated product liability experience on known claims.

Non Pension Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits and has elected the delayed recognition method of adoption of the accounting standard related to the benefits. See Note Q -- "Retirement Plans and Other Benefits."

Stock-Based Compensation. At December 31, 2002, the Company has stock-based employee compensation plans which are described more fully in Note P - "Stockholders' Equity." The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                     For the Year Ended December 31,
                                                                ------------------------------------------
                                                                    2002           2001          2000
                                                                -------------- ------------- -------------
 Reported net income (loss).................................... $   (132.5)     $  12.8      $   95.1

 Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all awards,
  net of related income tax effects............................       (3.3)        (3.4)         (2.2)
                                                                -------------- ------------- -------------

 Proforma net income (loss).................................... $   (135.8)     $   9.4       $  92.9
                                                                ============== ============= =============

 Per common share:
  Basic:
     Reported net income (loss)................................ $     (3.07)      $ 0.46      $   3.50
                                                                ============== ============= =============
     Proforma net income (loss)................................ $     (3.14)      $ 0.34      $   3.42
                                                                ============== ============= =============

  Diluted:
     Reported net income (loss)................................ $     (3.07)      $ 0.44      $   3.41
                                                                ============== ============= =============
     Proforma net income (loss)................................ $     (3.14)      $ 0.32      $   3.33
                                                                ============== ============= =============

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 51.24%, 51.28% and 49.46%; risk-free interest rates of 5.42%, 5.63% and 6.23%; and expected life of 9.9 years, 9.9 years and 9.7 years. The aggregate fair value of options granted during 2002, 2001 and 2000 for which the exercise price equals the market price on the grant date was $8.4, $9.9 and $1.9, respectively. The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $14.97, $11.68 and $9.92, respectively.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure as amendment of FASB Statement No. 123," was issued. SFAS No. 148, which became effective for fiscal years ended after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. The adoption of SFAS No. 148 has not had, and will not have, a material impact on the Company's financial statements, since the Company will continue to follow the method in APB Opinion No. 25.

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

Derivatives. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income will be included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes. Prior years' financial statements have not been restated for this change. See Note E - "Derivative Financial Instruments."

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 2002 and 2001.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, General and Administrative Expenses.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note O -- "Income Taxes".

Earnings Per Share.  Basic earnings per share is computed by dividing net income
(loss) for the period by the weighted average number of shares of Terex common stock, par value $0.01 ("Common Stock"), outstanding. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares.

Recent Accounting Pronouncements. SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and is being applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 will result in the Company reporting most gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there will be no effect on the Company's net income or loss. Prior period amounts will be reclassified.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under previous accounting principles, a liability for an exit cost would be recognized at the date of an entity's commitment to an exit plan. Adoption of SFAS No. 146 will be applied prospectively and is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligations under certain guarantees. The disclosure provisions of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the application of FIN 45 to have a material impact on the Company's consolidated financial position or results of operations.

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which is effective for the Company in its quarter ending September 30, 2003 for any existing entities and to any variable interest entities created after January 31, 2003. A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company is currently evaluating the provisions of FIN 46 to determine its impact on the Company's consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force (the "EITF") released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently reviewing the impact of EITF 00-21 on the Company's consolidated financial position or results of operations.

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

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                          Pro Forma for the
                                                        Year Ended December 31,
                                                      --------------------------
                                                            2002        2001
                                                            ----        ----
Net sales.............................................$ 3,182.7     $ 2,407.2
Income from operations................................$    77.9     $   109.8
Income (loss) before extraordinary items..............$   (23.5)    $     6.9
Income (loss) before extraordinary items, per share:
   Basic..............................................$    (0.52)   $     0.22
   Diluted............................................$    (0.52)   $     0.21


The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

The estimated fair values of assets and liabilities acquired by the Company in the Genie Acquisition are summarized as follows:

Cash  ...............................................$     14.5
Net trade receivables................................     115.4
Inventories..........................................      88.9
Other current assets.................................      48.1
Property, plant and equipment........................      56.7
Goodwill.............................................      43.3
Other non-current assets.............................     139.7
Accounts payable.....................................     (84.0)
Other current liabilities............................     (53.4)
Current portion of long-term debt....................     (59.5)
Long-term debt, less current portion.................     (25.3)
Other liabilities....................................     (27.8)
                                                     ------------
                                                     $    256.6
                                                     ============

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisitions of Demag and Genie. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position, operations or cash flows.

The Company has evaluated various alternatives to integrate the activities of certain of the acquired businesses into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives have impacted the acquired businesses and existing businesses, and the Company finalized its plans prior to December 31, 2002. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products. See Note F - "Restructuring and Other Charges" for a description of these restructuring activities.

The Company recorded approximately $28 of liabilities under EITF 95-3 for the businesses acquired in 2002. Approximately $22 of these recorded liabilities were related to severance and relocation costs for employees at acquired businesses. These employees' positions were deemed duplicative and eliminated as a direct result of these acquisitions. The remainder of liabilities under EITF 95-3 related to plant closings of approximately $6.

As noted earlier, in certain of the acquisition agreements pursuant to which the Company consummated its acquisitions in 2002, the Company guaranteed the future market value, at various future dates, of Common Stock issued in connection with such acquisitions. To the extent that these market values are not reached, additional consideration in cash or additional Common Stock will be required to be paid, up to pre-established maximums. Based on the $11.14 per share market value of the Company's Common Stock at December 31, 2002, additional consideration of $16.7 would be payable, of which $3.2 due in 2003 and $6.5 due in 2004 must be settled with additional Common Stock. The remaining amount may be settled with cash or additional Common Stock and would be payable as follows:
$3.6 due in 2003, $2.6 due in 2004 and $0.8 due in 2005.

On January 24, 2001, the Company completed the acquisition of Jaques International Holdings Pty. Ltd. and its affiliates (collectively the "Jaques Group"), manufacturers of crushing equipment in Australia, Asia and North America. The Jaques Group is included in the Company's Terex Roadbuilding, Utility Products and Other segment.

On October 1, 2001, the Company acquired 100% of the equity of CMI Corporation and its affiliates ("CMI"). CMI manufactures and markets a wide variety of mobile equipment and materials processing equipment for the road building and heavy construction industry. The acquisition of CMI complements the Company's existing infrastructure business and significant cost savings are anticipated. CMI's operating results are included in the Company's results from October 1, 2001. CMI is included in the Company's Terex Roadbuilding, Utility Products and Other segment.

The cost to acquire CMI was $145.5, including the issuance of approximately 3.6 million shares of the Company's common stock with a value of approximately $75 based on the average market value of the Company's stock for the period of three days before and three days after June 28, 2001, the date the acquisition was announced. No contingent payments are provided for under the terms of the CMI acquisition agreement.

On December 28, 2001, the Company acquired 100% of the equity of Atlas Weyhausen GmbH and its affiliates ("Atlas"), a manufacturer of wheeled excavators and truck-mounted articulated cranes with facilities in Germany and Scotland. Atlas' operating results for 2001 are not included in the Company's consolidated statement of income due to its December 28, 2001 acquisition date. The cost to acquire Atlas was $41.1. Atlas is part of the Company's Terex Construction segment.

The Jaques Group, CMI and Atlas acquisitions (the "2001 Acquired Businesses") are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at their respective dates of acquisition. The excess of purchase price over the net assets acquired ($139.4) in connection with the 2001 Acquired Businesses was recorded as goodwill. In accordance with SFAS No. 142, goodwill related to the CMI and Atlas acquisitions was not amortized.

On October 23, 2000, the Company completed the purchase of Coleman Engineering, Inc. ("Coleman"). Coleman manufactures and markets light construction equipment consisting of light towers and generators at facilities in Rock Hill, South Carolina. Coleman is included in the Company's Terex Roadbuilding, Utility Products and Other segment.

On December 28, 2000, the Company acquired Fermec Manufacturing Limited ("Fermec"). Fermec, currently headquartered in Manchester, England, is a manufacturer and marketer of loader backhoes. Fermec is included in the Company's Terex Construction segment.

The Coleman and Fermec acquisitions are being accounted for using the purchase method, with the purchase price allocated to the assets acquired and the liabilities assumed based upon their respective estimated fair values at the date of acquisition. Prior to January 1, 2002, the excess of purchase price over the net assets acquired (approximately $15.9) was amortized on a straight-line basis over 40 years.

The operating results of the acquired businesses are included in the Company's consolidated results of operations since their respective dates of acquisition.

NOTE C - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." One requirement of SFAS No. 141 is that previously recorded negative goodwill be eliminated. Accordingly, the Company recorded a cumulative effect of an accounting change of $17.8, $10.7, net of income tax, related to the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec in December 2000.

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

Consistent with the approach required under SFAS No. 142, the Company estimated the fair value of each of its ten reporting units existing as of January 1, 2002. Fair value was determined using a projection of undiscounted cash flow for each reporting unit. Undiscounted cash flow was calculated using projected after tax operating earnings, adding back depreciation and amortization, deducting projected capital expenditures and also including the net change in working capital employed. The assumptions were based on the Company's 2002 operating plan. The present value of the undiscounted cash flows were calculated using the Company's weighted cost of capital. The Company used an explicit five-year projection of cash flow along with a terminal value based on the fifth year's projected cash flow. The Company created these models. The total fair value of the Company, as determined above, as of January 1, 2002, was approximately equal to the market value of the Company at the same date, as determined by the market value of the Company's equity and debt.

The Company performed the test described in SFAS No. 142 for all units where the Company's carrying amount for such unit was below the fair value of that unit as calculated by the method described above. SFAS No. 142 defines how a company determines the implied fair value of goodwill.

The Terex Mining segment's carrying value exceeded the present value of the cash flow expected to be generated by the segment. Future cash flow expectations have been reduced due to the continued weakness in mineral commodity prices which are a major determinant of the overall demand for mining equipment. The Company calculated the fair market value of the Terex Mining segment's fixed assets and intangible assets. Given the specialized nature of this calculation, the Company employed a third party to assist in the determination of the fair value of intangible assets at the Terex Mining reporting unit. The appraiser helped determine the value for the Terex Mining unit's intangible assets, which included trade names, customer relationships, backlog and technology, as defined in SFAS No. 141. An income-based approach was used to determine the market value of these intangible assets. A market comparable approach was used to determine appropriate royalty rates. In addition, the fair value of the Terex Mining unit's plant, property and equipment was calculated using a cost approach. The Company provided guidance to the appraiser related to assumptions and methodologies used in valuation and took responsibility for determining the goodwill impairment charge. The results of this valuation work were used in the determination of the implied value of the Mining unit's goodwill as of January 1, 2002, which resulted in a goodwill impairment of $105.7 ($105.7, net of income taxes).

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

The Company did not require the assistance of a third party when determining the goodwill impairment associated with the Light Construction and EarthKing reporting units, whose carrying amount exceeded their fair value, as it was evident that the fair value of net tangible assets at these units was greater than the estimated fair value of the reporting units, and that 100% of the related goodwill was impaired.

The adjustment from the adoption of SFAS No. 142, an impairment loss of $132.2 ($124.1, net of income taxes) has been recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

The table below illustrates the Company's reported results after applying SFAS No. 142.

                                                                      For the Year Ended December 31,
                                                                -------------------------------------------
                                                                    2002           2001          2000
                                                                -------------- ------------- --------------
 Goodwill amortization......................................... $    ---       $   14.2      $   14.5
                                                                ============== ============= ==============

 Reported net income (loss).................................... $   (132.5)    $   12.8      $   95.1

 Add back: Goodwill amortization, net of income taxes..........      ---            9.7           9.9
                                                                -------------- ------------- --------------

 Adjusted net income (loss).................................... $   (132.5)    $   22.5      $  105.0
                                                                ============== ============= ==============

 Per common share:
  Basic:
     Reported net income (loss)................................ $     (3.07)   $    0.46     $    3.50
     Add back: Goodwill amortization, net of income taxes......      ---            0.34          0.36
                                                                -------------- ------------- --------------
     Adjusted net income (loss)................................ $     (3.07)   $    0.80     $    3.86
                                                                ============== ============= ==============

  Diluted:
     Reported net income (loss)................................ $     (3.07)   $    0.44     $    3.41
     Add back: Goodwill amortization, net of income taxes......      ---            0.34          0.35
                                                                -------------- ------------- --------------

     Adjusted net income (loss)................................ $     (3.07)   $    0.78     $    3.76
                                                                ============== ============= ==============


An analysis of changes in the Company's goodwill by business segment is as follows:


                                                                    Terex            Terex
                                                                  Roadbuilding,       Aerial
                                            Terex       Terex    Utility Products      Work        Terex
                                         Construction   Cranes      and Other        Platforms     Mining      Total
                                         ------------ ---------- -----------------  ------------ ---------- -----------
Balance at December 31, 2000 ............$  180.5     $ 93.3     $   111.7          $  ---       $ 105.9    $  491.4

Amortization ............................    (5.1)      (2.1)         (4.1)            ---          (2.9)      (14.2)
Acquisitions ............................    58.1      ---            81.2             ---         ---         139.3
Utilization  of tax net operating
   losses ...............................    ---        (1.2)         (0.7)            ---         ---          (1.9)
Foreign exchange effect .................     8.6        0.2         ---               ---          (3.3)        5.5
                                         ------------ ---------- -----------------  ------------ ---------- -----------
Balance at December 31, 2001 ............   242.1       90.2         188.1             ---          99.7       620.1

Impairment due to adoption of
  SFAS No. 142 ..........................   ---        ---           (26.5)            ---        (105.7)     (132.2)
Write-off of negative goodwill
  due to adoption of SFAS No.
  142 ...................................    17.8      ---           ---               ---         ---          17.8
Acquisitions ............................    47.3        1.8          26.0              43.3       ---         118.4
Utilization  of tax net operating
   losses ...............................    (0.1)      (2.3)        (10.1)            ---         ---         (12.5)
Foreign exchange effect .................     4.7        0.6         ---               ---           6.0        11.3
                                         ------------ ---------- -----------------  ------------ ---------- -----------
Balance at December 31, 2002 ............$  311.8     $ 90.3     $   177.5          $   43.3     $ ---      $  622.9
                                         ============ ========== =================  ============ ========== ===========

The goodwill recognized for the acquisitions of Demag and Genie as of December 31, 2002 is not final, as the Company has not yet completed its valuations of their respective tangible and intangible assets.

NOTE D - SALE OF BUSINESSES

On September 30, 2000, the Company completed the sale of its truck-mounted forklift businesses to various subsidiaries of Partek Corporation of Finland for $145 in cash. During the year ended December 31, 2000, total net sales for the Company's truck-mounted forklift businesses were approximately $68. The Company used approximately $125 of net after-tax proceeds from this transaction to repay long-term bank debt. The businesses sold included the Company's Princeton division and its Kooi B.V. subsidiary and the Moffett Engineering Limited subsidiary of the Company's Powerscreen International plc subsidiary ("Powerscreen"). These truck-mounted forklift businesses were included in the Company's Terex Cranes segment prior to September 30, 2000.

NOTE E -- DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At December 31, 2002, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at December 31, 2002 was a loss of $1.2. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At December 31, 2002, the Company had $329.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2011. The fair market value of these swaps at December 31, 2002 was a gain of $18.6, which is recorded in other non-current assets. During 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. This gain is being amortized over the original maturity and, combined with the market value of the swap agreements held at December 31, 2002, is offset by a $24.2 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At
December 31, 2002, the Company had $147.5 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before December 31, 2003. The fair market value of these swaps at December 31, 2002 was a gain of $4.2. All of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

On May 23, 2002, the Company entered a swap agreement in the notional amount of $79.3. This represented a foreign currency exchange forward contract entered into to hedge a portion of the purchase price of Demag. The purchase price for Demag was denominated in Euros. The Company recorded a gain of $5.5 in the second quarter of 2002 related to this transaction since it did not qualify as a hedge under SFAS No. 133. This swap agreement matured on July 1, 2002.

During 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At December 31, 2002, the fair value of all derivative instruments has been recorded in the Consolidated Balance Sheet as a net asset of $20.7, net of income taxes.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                                Year Ended December 31,
                                             ------------------------------
                                                   2002            2001
                                             -------------- ---------------
    Balance at beginning of period (upon
      adoption of SFAS No. 133 for 2001).... $     (0.8)    $       0.9
    Additional gains (losses)...............       (1.5)           (4.6)
    Amounts reclassified to earnings........        4.4             2.9
                                             -------------- ---------------
    Balance at end of period................ $      2.1     $      (0.8)
                                              ============= ===============


NOTE F - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. During 2002 and 2001, the Company experienced declines in several markets. In addition, the Company's recent acquisitions have created product, production and selling and administrative overlap with existing businesses. In response to changing market demand and to optimize the impact of recently acquired businesses, the Company has initiated the restructuring programs described below.

There have been no material changes relative to the initial plans established by the Company for the restructuring activities discussed below. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

2002 Programs

During 2002, the Company initiated a series of restructuring projects that related to productivity and business rationalization.

In the first quarter of 2002, the Company recorded a charge of $1.2 in connection with the closure and subsequent relocation of the Cedarapids hot mix asphalt plant facility to the Company's CMI Terex facility in Oklahoma City. The consolidation of duplicative CMI Terex and Cedarapids production facilities and support functions was intended to lower the Company's operating costs. Approximately $0.7 of this charge related to severance costs which have been paid, with the remainder related to non-cash closure costs. Approximately 92 employees were terminated in connection with this action. This restructuring was complete as of September 30, 2002.

In the second quarter of 2002, the Company announced that its mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company recorded a charge of $4.2 related to the Tulsa closure. The closure was in response to continued weakness in demand for the Company's large mining trucks. Demand for large mining trucks is closely related to commodity prices, which have been declining in real terms over recent years. Approximately $1.0 of this charge relates to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remaining $1.0 of the cost accrued relates to the Tulsa building closure costs and occupancy costs expected to be incurred after production is ended. Approximately 93 positions have been eliminated as a result of this action. The transfer of production activities to a third party was completed prior to December 31, 2002 and the Company is currently marketing the Tulsa property for sale.

The Company also recorded a charge of $0.9 in the second quarter of 2002 in connection with a reduction to the Cedarapids workforce in response to adverse market conditions and resulting decreased demand for Cedarapids products. The charge recorded in connection with this reduction to the Cedarapids workforce is for employee severance costs. Approximately 42 employees have been terminated as a result of this action. The Cedarapids restructuring was complete as of December 31, 2002.

In the third quarter of 2002, the Company announced restructuring charges of $3.5 in connection with the consolidation of facilities in the Light Construction group and staff reductions at its CMI Terex Roadbuilding operation and in the Terex Cranes segment. The restructuring charges at the Light Construction group were $2.6, of which $0.2 was for severance in relation to the elimination of approximately 71 positions. The remaining $2.4 was for costs associated with the termination of leases and the write-down of inventory. Demand for the Light Construction group's products has been negatively impacted by the consolidation of distribution outlets for the unit's products and a change in end user preference from direct ownership of the unit's products to rental of such equipment. These changes have made it uneconomical to maintain numerous separate production facilities. The restructuring charges at CMI Terex were $0.7 for severance in connection with the elimination of approximately 146 positions. CMI Terex's roadbuilding business has faced slow market conditions and reduced demand, due in large part to delays in government funding for roadbuilding projects, resulting in a need for staff reductions. Additionally, the Terex Cranes segment recorded restructuring charges of $0.2 for severance in connection with the elimination of approximately 35 positions at three of its North American facilities due to reduced demand for the products manufactured at these facilities. These restructurings were completed by December 31, 2002.

These projects are expected to reduce operating costs by approximately $20 when fully implemented in 2004.

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

     o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provides pressurized containers to the shipping industry. The business, acquired as part of the Powerscreen acquisition in 1999, is part of the Company's Construction segment and is not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business has faced declining demand over the past few years and, as it is not integral to the Construction business, the Company has scheduled the closure of the business by the end of the third quarter 2003. This will result in the elimination of approximately 137 jobs.

     o The consolidation of several Terex Construction segment facilities in the U.K. The Company is in the process of consolidating several compact equipment production facilities into a single location in Coventry, England. The Company will move the production of mini-dumpers, rollers and soil compactors into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation will reduce total employment by approximately 269 and is expected to be completed by the end of 2003.
     o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Mining and Construction segments. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company expects to complete this process by June 30, 2003.
     o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business has been negatively impacted by reduced demand from large rental customers who are undergoing financial difficulties. This has resulted in reduced demand and a deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program will reduce employment by 47 and is expected to be completed by June 30, 2003.
     o The elimination of the Standard Havens portable hot mix asphalt product. The Company performed marketing and engineering analysis that indicated that the Standard Havens product line did not meet current customer expectations. As a result, the Company opted to discontinue the Standard Havens portable hot mix asphalt product. The Company recorded a charge of $1.8 to write-down the discontinued inventory. The program was completed prior to December 31, 2002. The Standard Havens product line was part of the Terex roadbuilding group in the Terex Roadbuilding, Utility Products and Other segment.
     o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and expects to pay remaining severance by December 31, 2003.
     o The elimination of the rotating telehandler product in North America by the Terex Construction segment. It was determined that the product, although popular in Europe as a multi-purpose machine, was not gaining customer acceptance in North America. The Company recorded a charge of $0.7 to write-down the rotating telehandler inventory in North America. The program was completed prior to December 31, 2002.

The projects are expected to reduce operating costs by approximately $11 when fully implemented in 2004.

The following  table sets forth the components  and status of the  restructuring
charges   recorded  in  2002  that   related  to   productivity   and   business
rationalization:

                                             Employee
                                            Termination      Asset        Facility
                                               Costs        Disposals     Exit Costs         Other           Total
                                           --------------  ------------  --------------  ---------------  -------------

       Restructuring charges...........    $   13.1        $   19.3      $    2.9        $   2.0          $   37.3
       Cash expenditures...............        (3.0)          ---            (0.5)          (0.6)             (4.1)
       Non-cash write-offs.............        (0.4)          (19.3)         ---            ---              (19.7)
                                           --------------  ------------  --------------  ---------------   ------------
       Accrued   restructuring  charges
         at December 31, 2002..........    $    9.7        $  ---        $    2.4        $   1.4          $   13.5
                                           ==============  ============  ==============  ===============  =============

In aggregate, the restructuring charges described above incurred during the year ended December 31, 2002 were included in cost of goods sold ($25.8) and selling, general and administrative expenses ($11.5).

Demag and Genie Acquisition Related Projects

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisition of the Demag and Genie businesses in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002 related to the acquisition of Demag consist of:

     o The elimination of certain PPM branded 3, 4 and 5 axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau are scheduled to be reduced by approximately 141 employees during the first half of 2003. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products.
     o The closure of the Company's existing crane distribution center in Germany. Prior to the acquisition of Demag, the Company distributed mobile cranes under the PPM brand from a facility in Dortmund, Germany. The acquisition of Demag provided an opportunity to consolidate distribution and reduce the overall cost to serve customers in Germany. The Company recorded a charge of $2.5, of which $0.7 was for severance, $1.2 was for inventory write-downs, and $0.6 for lease termination costs. Eleven employees will be terminated as a result of these actions. The Company expects this to be completed by June 30, 2003.
     o The rationalization of certain crawler crane products sold under the American Crane brand in the United States. The acquisition of Demag created an overlap with certain large crawler cranes produced in the Company's Wilmington, North Carolina facility. Certain cranes produced in the North Carolina facility will be rated for reduced lifting capacity and marketed to a different class of user. This change in marketing strategy, triggered by the acquisition of Demag, negatively impacted inventory values. The Company recorded a charge of $3.2 associated with the write down of inventory. The Company expects to complete the sale of such inventory by June 30, 2003.
     o In addition, the acquisition of Demag created an overlap of small, mobile cranes marketed for use in urban work places. As a result, the Company opted to cease production of this style of crane, produced under license from another company, and replace them with cranes produced by Demag. As a result of this decision, a charge of $1.8 was recorded to terminate the license agreement.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002 related to the acquisition of Genie consist of:

     o The elimination of Terex branded aerial work platforms. The Company determined that the acquisition of Genie created product and distribution overlap with its existing Terex branded aerial work platforms businesses in the United States and Europe. After a review of products produced by the Company and Genie, the Company decided to discontinue the Terex branded products. As a result, the Company reduced the carrying values of the affected inventories to recognize the loss in value created by the decision to discontinue these models of aerial work platforms. As a result of this decision, a charge of $1.9 was recorded to write down inventory.

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      Employee
                                     Termination      Asset        Facility
                                        Costs       Disposals    Exit Costs         Other         Total
                                  ---------------- ------------  ------------  --------------- -------------

Restructuring Charges............ $      6.1       $   15.9      $    0.6      $      2.1      $   24.7
Cash expenditures................       (1.0)         ---           ---             ---            (1.0)
Non-cash write-offs..............      ---            (15.9)        ---              (1.8)        (17.7)
                                  ---------------- ------------  ------------  --------------- -------------
Accrued restructuring charges at
   December 31, 2002............. $      5.1       $  ---        $    0.6      $      0.3      $    6.0
                                  ================ ============  ============  =============== =============

These projects are expected to reduce the Company's operating costs by approximately $8 when fully implemented in 2004.

The restructuring charges described above were included in cost of goods sold ($22.7) and selling, general and administrative expenses ($2.0) in 2002.

Asset Impairment

Given the poor performance of the Light Construction group and management's projections of future results, the Company performed an impairment review of fixed assets under SFAS No. 144. The market for this group's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the group's products, which has reduced demand for these products, and the increasing preference of end users of the group's products to rent, rather than purchase, equipment. This review took into account expected future cash flow to be generated by the business given management's assessment of market conditions. The result of this review was a write-down of fixed assets within the Light Construction group, a component of the Terex Roadbuilding, Utility Products and Other segment, to their estimated fair values based primarily on discounted cash flow analysis. A charge of $7.9 was recorded as cost of goods sold in the second quarter of 2002 in connection with this write-down.

Other Items

In the second quarter of 2002, the Company wrote down the value of notes receivable and certain investments in the Terex Cranes segment in Europe. This write-down reflects current difficult market conditions at certain divested businesses and management's future expectation of cash flows from the underlying assets. A write-down of $12.4 was recorded in the second quarter of 2002. Additionally, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $2.6. In the fourth quarter of 2002, the Company wrote down its investment in SDC International, Inc. ("SDC") by $3.4 due to the decline in market value of SDC. These write-downs, as well as the write down related to the Terex Cranes segment in Europe, were reported in "Other income (expense) - net."

2001 Programs

During the third and fourth quarters of 2001, the Company recorded $29.9 of restructuring costs in connection with the consolidation of seven facilities throughout the world and headcount reductions of approximately 725 employees. This restructuring was initiated to take advantage of recent acquisitions and in expectation of a continued weak global economy. As of December 31, 2002, six of these seven facilities have been closed. It is anticipated that the other facility will be closed prior to June 30, 2003. As of December 31, 2002 the Company's future cash payments related to 2001 restructuring initiatives are approximately $1.4 and all cash payments are expected to be made by the end of the first quarter of 2003.

The restructuring and other non-recurring costs in the third and fourth quarters of 2001 include: $5 related to headcount reductions, $2 related to facility closure costs, $13 related to inventory write-off costs, $3 related to receivable write-off costs, $2 related to goodwill associated with the Cork, Ireland aerials facility, $2 related to facility rationalization in the Australian lifting business and $3 for other activities.

The 2001 restructuring charges were included in cost of goods sold ($26.0) and selling, general and administrative expenses ($3.9) in 2001.

2000 Programs

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

NOTE G -- EARNINGS PER SHARE


                                                    (in millions, except per share data)
                                  ----------------------------------------------------------------------------------------
                                         2002                           2001                               2000
                                  ----------------------------  ----------------------------  ----------------------------
                                                        Per-                         Per-                            Per-
                                                       Share                        Share                           Share
                                   Income    Shares    Amount    Income    Shares   Amount     Income    Shares    Amount
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------
  Basic earnings per share
     Income (loss) from
       continuing operations
       before extraordinary
       items...................   $(17.5)     43.2    $(0.41)   $  16.7     28.1    $ 0.60    $ 103.9     27.2    $  3.82

  Effect of dilutive securities
     Warrants..................    ---       ---                  ---      ---                  ---        0.1
     Stock Options..............   ---       ---                  ---        0.7                ---        0.5
     Equity Rights..............   ---       ---                  ---        0.1                ---        0.1
                                  --------  --------  --------  --------  --------  --------  --------  --------  --------
   Income (loss) from
    continuing operations
    before extraordinary items..  $(17.5)     43.2    $(0.41)   $  16.7     28.9    $ 0.58    $ 103.9     27.9    $  3.72
                                  ========  ========  ========  ========  ========  ========  ========  ========  ========

Had the Company recognized income from continuing operations before extraordinary items in 2002, incremental shares attributable to the assumed exercise of outstanding stock options and the effect of Common Stock to be issued at December 31, 2002 for the Company's contingent obligation to make additional payments for the acquisition of Genie would have increased diluted shares outstanding by 0.7 million and 0.2 million shares, respectively.

Options to purchase 956 thousand, 738 thousand, and 548 thousand shares of Common Stock were outstanding during 2002, 2001, 2000 respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive. As discussed in Note B - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 639 thousand shares for the year ended December 31, 2002, are not included in the computation of diluted earnings per share.

NOTE H -- INVENTORIES

Inventories consist of the following:

                                                  December 31,
                                         ------------------------------
                                              2002            2001
                                         --------------- --------------
Finished equipment....................   $     437.2     $    236.4
Replacement parts.....................         225.0          195.0
Work-in-process.......................         225.5           90.5
Raw materials and supplies............         218.6          182.9
                                         --------------- --------------
  Net inventories.....................   $   1,106.3     $    704.8
                                         =============== ==============

At December 31, 2002 and 2001, the Company had inventory reserves of $36.7 and 27.1, respectively, for excess and obsolete inventory.

NOTE I -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                     December 31,
                                            --------------------------------
                                                 2002            2001
                                            --------------- ----------------
Property..................................  $      43.0     $      20.9
Plant.....................................        173.4           108.9
Equipment.................................        197.6           126.9
                                            --------------- ----------------
                                                  414.0           256.7
Less:  Accumulated depreciation...........       (104.6)          (82.8)
                                            --------------- ----------------
  Net property, plant and equipment.......  $     309.4     $     173.9
                                            =============== ================

NOTE J -- INVESTMENT IN JOINT VENTURE

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Genie contributed $4.7 in cash in exchange for its ownership interest in GFSH B.V. During January 2002, Genie contributed an additional $0.6 in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of December 31, 2002, the joint venture's total assets were $117.1 and consisted primarily of financing receivables and lease related equipment; total liabilities were $106.0 and consisted primarily of debt issued by the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of December 31, 2002 the maximum exposure to loss under these guarantees is approximately $7. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

As defined by FIN 46, GFSH B.V. is a variable interest entity. For entities created prior to February 1, 2003, FIN 46 requires the application of its provisions in interim financial statements for periods beginning after June 15, 2003. Based on the legal and operating structure of GFSH B.V., it is reasonably possible that the Company will consolidate the results of GFSH B.V. in future financial statements.

NOTE K-- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms range up to 84 months. The cost of equipment subject to operating leases was approximately $140 at December 31, 2002 and is included in "Other Assets" on the Company's Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancelable operating leases with lease terms in excess of one year are as follows:

           Years ending December 31,
                         2003...................  $   23.4
                         2004...................      19.1
                         2005...................      14.8
                         2006...................      13.7
                         2007...................       9.8
                         Thereafter.............       1.1
                                                -------------
                                                  $   81.9
                                                =============

The Company received approximately $4.7 of rental income from assets subject to operating leases during 2002, none of which represented contingent rental payments.


NOTE L -- NET INVESTMENT IN SALES-TYPE LEASES

The Company leases new and used products manufactured and sold by the Company to domestic and foreign distributors, end users and rental companies. The Company provides specialized financing alternatives that include sales-type leases, operating leases, conditional sales contracts, and short-term rental agreements.

At the time a sales-type lease is consummated, the Company records the gross finance receivable, unearned finance income and the estimated residual value of the leased equipment. Unearned finance income represents the excess of the gross minimum lease payments receivable plus the estimated residual value over the fair value of the equipment. Residual values represent the estimate of the values of the equipment at the end of the lease contracts and are initially recorded based on industry data and management's estimates. Realization of the residual values is dependent on the Company's future ability to market the equipment under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate. Unearned finance income is recognized as financing income using the interest method over the term of the transaction. The allowance for future losses is established through charges to the provision for credit losses.

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $72.5 at December 31, 2002. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at December 31, 2002, representing a contingent liability under the limited recourse provisions.

During 2001 and 2002, domestically and globally, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $47.7 credit risk and a $27.4 residual risk at December 31, 2002.

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

The components of net investment in sales-type leases consisted of the following at December 31, 2002:

           Gross minimum lease payments receivable....$ 43.5
           Estimated residual values..................  22.7
           Allowance for future losses................  (3.8)
           Unearned finance income.................... (11.6)
                                                      ---------
              Net investment in sales-type leases.....  50.8
           Less:  Current portion..................... (22.0)
                                                      ---------
              Net investment in sales-type leases.....$ 28.8
                                                      =========

Scheduled future gross minimum lease payments receivable are as follows:

                Years ending December 31,
                  2003                         $    17.4
                  2004                              12.0
                  2005                               8.7
                  2006                               4.3
                  2007                               1.1
                                               ---------------
                                               $    43.5
                                               ===============

NOTE M -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                            December 31,
                                                       -----------------------
                                                          2002        2001
                                                       ----------  -----------
9-1/4 % Senior Subordinated Notes due July 15, 2011 ...$   200.0   $   200.0
10-3/8% Senior Subordinated Notes due April 11, 2011...    300.0       300.0
8-7/8% Senior Subordinated Notes due April 1, 2008 ....    246.2       245.7
2002 Bank Credit Facility - term debt .................    582.6        --
2002 Bank Credit Facility - revolving credit facility..     55.3        --
1999 Bank Credit Facility .............................     --         152.9
1999 Revolving Credit Facility ........................     --          --
1998 Bank Credit Facility .............................     --          65.0
1998 Revolving Credit Facility ........................     --          29.6
Notes payable .........................................     17.6        20.3
Capital lease obligations .............................     86.4        15.2
Other .................................................     73.1        26.7
                                                       ----------  -----------
  Total long-term debt ................................  1,561.2     1,055.4
  Less: Current portion of long-term debt .............    (74.1)      (34.7)
                                                       ----------  -----------
  Long-term debt, less current portion ................$ 1,487.1   $ 1,020.7
                                                       ==========  ===========

The 9-1/4% Senior Subordinated Notes

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (the "9-1/4% Notes"). The 9-1/4% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 9-1/4% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $1.6, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act.

The 10-3/8% Senior Subordinated Notes

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities, described below, from $125 to $300. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3, net of income taxes, to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act.

The 8-7/8% Senior Subordinated Notes

On March 9, 1999 and March 31, 1998, the Company issued and sold $100.0 and $150.0 aggregate principal amount of 8-7/8% Senior Subordinated Notes due 2008, discounted to yield 9.73% and 8.94%, respectively (the "8-7/8% Notes"). The 8-7/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The net proceeds from the offerings were used to repay a portion of the outstanding indebtedness under Terex's credit facilities, to fund a portion of the aggregate consideration for the acquisition of O&K Mining GmbH and for other acquisitions.

The 2002 Bank Credit Facility

On July 3, 2002, the Company entered into an amended and restated credit agreement (the "2002 Bank Credit Facility") with its bank lending group, which replaced the Company's previous 1999 Bank Credit Facility and 1998 Bank Credit Facility, described below. The 2002 Bank Credit Facility provides for $375 of term debt maturing on July 3, 2009 and a revolving credit facility of $300 that is available through July 3, 2007. The proceeds of the term debt were used to repay amounts outstanding under the 1999 Bank Credit Facility and 1998 Bank Credit Facility (approximately $288), for the acquisition of Demag and for general corporate purposes. An extraordinary loss for the write-off of unamortized debt acquisition costs of $2.4 ($1.6, net of tax) was recorded in connection with this transaction. The revolving credit facility is used for working capital and general corporate purposes, including acquisitions. The 2002 Bank Credit Facility also includes provisions for an additional $250 of term borrowing by the Company on terms similar to the current term loan debt under this facility. On September 13, 2002, the Company consummated a $210 incremental term loan borrowing under this provision of the 2002 Bank Credit Facility, the net proceeds of which were used to acquire Genie (approximately $10), to refinance some of Genie's debt (approximately $168) and for other general corporate purposes.

As of December 31, 2002, the Company had $582.6 of term loans outstanding under the 2002 Bank Credit Facility. Term loans under the 2002 Bank Credit Facility bear interest, at the Company's option, at a rate of 2.0% to 2.5% per annum in excess of the adjusted Eurodollar rate. The weighted average interest rate on the term loans under the 2002 Bank Credit Facility at December 31, 2002 was 3.88%.

As of December 31, 2002, the Company had a balance of $55.3 outstanding under the revolving credit component of the 2002 Bank Credit Facility, letters of credit issued under the 2002 Bank Credit Facility totaled $53.3, and the additional amount the Company could have borrowed under the revolving credit component of the 2002 Bank Credit Facility was $191.4. The outstanding principal amount of loans under the revolving credit portion of the 2002 Bank Credit Facility bears interest, at the Company's option, at an all-in drawn cost of 1.75% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 0.75% per annum above the prime rate. These rates are subject to change based on the Company's consolidated leverage ratio as defined under the 2002 Bank Credit Facility. The weighted average interest rate on the outstanding portion of the 2002 Bank Credit Facility revolving credit component was 4.59% at December 31, 2002.

With limited exceptions, the obligations of the Company under the 2002 Bank Credit Facility are secured by a pledge of all of the capital stock of domestic subsidiaries of the Company, a pledge of 65% of the stock of the foreign subsidiaries of the Company and a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 2002 Bank Credit Facility contains covenants limiting the Company's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The 2002 Bank Credit Facility also contains certain financial and operating covenants, including financial covenant ratios such as a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, a maximum senior secured debt leverage ratio and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with its covenants under the 2002 Bank Credit Facility at December 31, 2002.

The 1999 Bank Credit Facility

On July 2, 1999, the Company entered into a credit agreement (the "1999 Bank Credit Facility") for a term loan of up to $325 to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. The 1999 Bank Credit Facility was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 to acquire Cedarapids. The 1999 Bank Credit Facility was further amended and restated on March 29, 2001 to provide an additional $175 revolving credit facility (the "1999 Revolving Credit Facility") for working capital and general corporate purposes, including acquisitions. All amounts outstanding under the 1999 Bank Credit Facility, including the term loans and the 1999 Revolving Credit Facility, were repaid upon the Company's entry into the 2002 Bank Credit Facility. During 2002, 2001 and 2000, the Company made principal prepayments of $152.9, $246.0 and $50.0, respectively, on the term loans under the 1999 Bank Credit Facility.

The 1998 Bank Credit Facility

On March 6, 1998, the Company refinanced its then outstanding credit facility and redeemed or defeased all of its $166.7 principal amount of its then outstanding 13-1/4% Senior Secured Notes due 2002. The refinancing included effectiveness of a revolving credit facility aggregating up to $125 for working capital and general corporate purposes, including acquisitions, and term loan facilities providing for loans in an aggregate principal amount of up to approximately $375 (collectively, the "1998 Bank Credit Facility").

Pursuant to the term loan component of the 1998 Bank Credit Facility, the Company borrowed (i) $175 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). At December 31, 2002, there is no outstanding principal amount for the Term A Loan, as the Term A Loan was repaid in full during 2001, nor the Term B Loan, as the Term B Loan was repaid in full during 2002 in connection with the Company's entry into the 2002 Bank Credit Facility. During 2002, 2001 and 2000, the Company made principal prepayments of $65.0, $142.4 and $124.4, respectively, on the Term A Loan and Term B Loan. In connection with the Company's entry into the 2002 Bank Credit Facility, the Company also repaid all amounts outstanding under the revolving loan component of the 1998 Bank Credit Facility in 2002.

The Letter of Credit Facility

In conjunction with the 1999 Bank Credit Facility, in July 1999 the Company received a separate letter of credit facility of up to $50. In conjunction with the July 3, 2002 amendment to the 1999 Bank Credit Facility, this letter of credit facility was increased to up to $200. The 2002 Bank Credit Facility incorporates a letter of credit facility of up to $200 in place of the facility included in the 1999 Bank Credit Facility (the "Letter of Credit Facility"). Under the 2002 Bank Credit Facility, the Company may arrange with lenders for the issuance of up to $200 of letters of credit, which may be issued either under the revolving credit component of the 2002 Bank Credit Facility or under the separate Letter of Credit Facility contained within the 2002 Bank Credit Facility. Letters of credit issued under the revolving credit facility decrease availability under the $300 revolving credit component of the 2002 Bank Credit Facility; however, letters of credit issued under the Letter of Credit Facility do not decrease availability under the revolving credit component of the 2002 Bank Credit Facility. As of December 31, 2002, the Company has received commitments to issue letters of credit under the Letter of Credit Facility of $23.4, and at December 31, 2002, letters of credit issued under the Letter of Credit Facility totaled $19.1.

Other

Included in Other is $24.2 for a fair value adjustment increasing the carrying value of debt. This adjustment is a result of the application of accounting for fair value hedges with respect to fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 8-7/8% Notes. See Note E - "Derivative Financial Instruments."

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 2002 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note N -- "Lease Commitments":

 2003................................... $     36.8
 2004...................................       18.7
 2005...................................       10.6
 2006...................................        8.8
 2007...................................       62.1
 Thereafter.............................    1,313.6
                                         -------------
     Total.............................. $  1,450.6
                                         =============

Total long-term debt at December 31, 2002 is $1,474.8. The $24.2 difference is due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 8-7/8% Notes. See Note E - "Derivative Financial Instruments."

Based on quoted market values, the Company believes that the fair values of the 9-1/4% Notes, the 10-3/8% Notes and the 8-7/8% Notes were approximately $182, $282 and $222, respectively as of December 31, 2002. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $83.1, $95.6 and $94.9 of interest in 2002, 2001 and 2000, respectively.

NOTE N -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $8.7 and $9.4, net of accumulated amortization of $9.6 and $11.9, at December 31, 2002 and 2001, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 2002 are as follows:

                                                     Capital     Operating
                                                     Leases        Leases
                                                  ------------- -------------
 2003............................................ $     37.4    $     41.3
 2004............................................       22.7          36.5
 2005............................................       15.5          29.4
 2006............................................        2.1          22.7
 2007............................................        0.7          18.7
 Thereafter......................................        9.9         129.6
                                                  ------------- -------------

     Total minimum obligations ..................       88.3    $    278.2
                                                                =============
 Less amount representing interest...............       (1.9)
                                                  -------------
     Present value of net minimum obligations....       86.4
 Less current portion............................      (37.4)
                                                  -------------
     Long-term obligations....................... $     49.0
                                                  =============

Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $31.3, $13.2 and $8.7 in 2002, 2001 and 2000, respectively.

NOTE O -- INCOME TAXES

The components of Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:


                                                                          Year ended December 31,
                                                                  -----------------------------------------
                                                                      2002          2001          2000
                                                                  ------------- ------------- -------------
United States.................................................... $  (25.0)     $   11.2      $   91.2
Foreign..........................................................     (0.8)         13.4          68.4
                                                                  ------------- ------------- -------------
Income (loss) from continuing operations before income taxes
    and extraordinary items...................................... $  (25.8)     $   24.6      $  159.6
                                                                  ============= ============= =============

The major components of the Company's (benefit from) provision for income taxes are summarized below:

                                                          Year ended December 31,
                                                  -----------------------------------------
                                                      2002          2001          2000
                                                  ------------- ------------- -------------
Current:
  Federal........................................ $    (4.0)    $     6.0     $     2.1
  State..........................................       0.7           1.4           0.7
  Foreign........................................      19.6           8.9          17.4
                                                  ------------- ------------- -------------
      Current income tax provision...............      16.3          16.3          20.2
                                                  ------------- ------------- -------------
Deferred:
  Federal........................................     (10.9)         (6.0)         27.0
  State..........................................      (2.4)          1.6          (1.5)
  Foreign........................................     (11.3)         (4.0)         10.0
                                                  ------------- ------------- -------------
     Deferred income tax provision                    (24.6)         (8.4)         35.5
                                                  ------------- ------------- -------------
         Total (benefit from) provision
          for income taxes....................... $    (8.3)    $     7.9     $    55.7
                                                  ============= ============= =============

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carryforward as of December 31, 2002 and 2001 are summarized below for major balance sheet captions:

                                                2002          2001
                                            ------------- -------------
Fixed Assets............................... $     (46.0)  $     ---
Intangibles................................       (14.1)        (13.1)
Other......................................       ---            (0.3)
                                            ------------- -------------
     Total deferred tax liabilities........       (60.1)        (13.4)
                                            ------------- -------------
Receivables................................         5.2           1.4
Net inventories............................         7.6           6.2
Fixed assets...............................       ---             1.4
Workers' compensation......................         2.0           0.7
Warranties and product liability...........        15.9           9.7
Net operating loss carryforwards...........       247.1         131.9
Pension....................................        22.9         ---
Equipment lease revenue....................        32.5         ---
Other......................................         8.2           4.0
                                            ------------- -------------
     Total deferred tax assets.............       341.4         155.3
                                            ------------- -------------
Deferred tax assets valuation allowance....      (141.0)        (56.2)
                                            ------------- -------------
     Net deferred tax assets............... $     140.3   $      85.7
                                            ============= =============

Total deferred tax liabilities are included in other non-current liabilities on the consolidated balance sheet. The valuation allowance for deferred tax assets as of January 1, 2001 was $30.6. The net change in the total valuation allowance for the years ended December 31, 2002 and 2001 were increases of $84.8 and $25.6, respectively. The increase in valuation allowance for the year ended December 31, 2002 was primarily due to an increase in foreign net operating loss carryforwards, for which the Company has provided a valuation allowance. Approximately $76.0 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of the acquired entity. The Company provides valuation allowances for deferred tax assets whose realization is not more likely than not based on estimated future taxable income in the carryforward period. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

The Company's Provision for Income Taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company's Income From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                                            Year ended December 31,
                                                                   ------------------------------------------
                                                                       2002           2001          2000
                                                                   -------------- ------------- -------------
Tax at statutory federal income tax rate.......................... $      (9.0)   $      8.6    $     55.9
State taxes.......................................................        (1.7)          1.6           0.3
Change in valuation allowance relating to NOL and temporary
   differences....................................................         6.0          (6.3)         (6.1)
Foreign tax differential on income/losses of foreign subsidiaries.       ---             3.8           1.4
Goodwill..........................................................       ---             0.4           1.9
Federal tax credits...............................................        (1.3)        ---           ---
Other.............................................................        (2.3)         (0.2)          2.3
                                                                   -------------- ------------- -------------
     Total (benefit) provision for income taxes................... $      (8.3)   $      7.9    $     55.7
                                                                   ============== ============= =============

United States income taxes have not been provided on undistributed earnings of foreign subsidiaries. The Company's intention is to reinvest these earnings indefinitely or to repatriate earnings when it is tax effective to do so. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

At December 31, 2002, the Company had domestic federal net operating loss carryforwards of $279.2. The tax basis of U. S. federal net operating loss carryforwards expire as follows:

                                        Tax Basis Net
                                       Operating Loss
                                        Carryforwards
                                       ----------------
 2004................................. $        5.8
 2005.................................          0.8
 2006.................................          5.8
 2007.................................          8.5
 2008.................................         56.4
 2009.................................         35.8
 2010.................................         43.6
 2011.................................          1.4
 2012.................................          1.1
 2013-2017............................        ---
 2018 ................................          0.5
 2019.................................          0.6
 2020.................................         22.3
 2021.................................         92.4
 2022.................................          4.2
                                       ----------------
     Total............................ $      279.2
                                       ================

If a change of control of the Company, as defined by the Tax Reform Act of 1986, were to occur, the Company's utilization of the U.S. net operating loss and credit carryforwards would be subject to annual limitation in future periods.

The Company also has various state net operating loss carryforwards expiring at various dates through 2013 available to reduce future state taxable income and income taxes. In addition, the Company's foreign subsidiaries have approximately $416.7 of loss carryforwards, $135.4 in the United Kingdom, $8.1 in France, $145.4 in Germany, $106.5 in Spain, and $21.3 in other countries, which are available to offset future foreign taxable income. These foreign tax loss carryforwards are available without expiration

The Company made income tax payments of $14.2, $14.8, and $2.9 in 2002, 2001 and 2000, respectively.

NOTE P -- STOCKHOLDERS' EQUITY

Common Stock. The Company's certificate of incorporation was amended in June 1998 to increase the number of authorized shares of Common Stock to 150.0 million. On April 23, 2002, the Company issued 5.3 million shares of Common Stock in a public offering with net proceeds to the Company of $113.3. As disclosed in "Note B - Acquisitions," the Company also issued approximately 5.3 million shares of Common Stock during 2002 in connection with the acquisitions of Schaeff, Utility Equipment, Telelect Southeast and Genie.

On October 1, 2001, the Company issued 3.6 million shares of Common Stock in exchange for the common stock of CMI. Additionally, on December 10, 2001, the Company issued 5.8 million shares of Common Stock in a public offering for net proceeds to the Company of $96.3.

On December 31, 2002,  there were 48.6 million shares of Common Stock issued and
47.4 million shares of Common Stock outstanding. Of the 101.4 million unissued shares of Common Stock at that date, 3.0 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. In March 2000, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's outstanding Common Stock over the following twelve months. As of December 31, 2002, the Company had acquired 1.4 million shares of Common Stock at a total cost of $20.5. During the fourth quarter of 2000, the Company reissued 0.2 million shares of Common Stock as partial payment for an acquired company. As of December 31, 2002, the Company held 1.2 million shares of Common Stock in treasury.

Preferred Stock. The Company's certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2001, no shares of preferred stock were outstanding.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with a $250 debt offering. The portion of the proceeds related to the Equity Rights ($3.2) was recorded in the stockholders' equity section of the balance sheet, because they could be satisfied in Common Stock or cash at the option of the Company. The Equity Rights entitled the holders, upon exercise at any time on or prior to May 15, 2002, to receive cash or, at the election of the Company, Common Stock in an amount equal to the average closing sale price of the Common Stock for the 60 consecutive trading days prior to the date of exercise (the "Current Price"), less $7.288 per share, subject to adjustment in certain circumstances. Changes in the Current Price did not affect the net income or loss reported by the Company; however, changes in the Current Price did vary the amount of cash that the Company would have to pay or the number of shares of Common Stock that would have to be issued in the event holders exercise the Equity Rights. During 2002, 2001 and 2000, holders exercised 44.8 thousand, 72.0 thousand and 23.2 thousand rights, respectively. Also, during 2002, 103 thousand rights were exchanged for approximately 65 thousand shares of Common Stock pursuant to an offer of accommodation made by the Company. As of December 31, 2002, there were no Equity Rights outstanding, as all Equity Rights were either exercised or expired.

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

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company's success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options ("Options") to purchase shares of Common Stock, (ii) stock appreciation rights ("SARs"), (iii) stock purchase awards, (iv) restricted stock awards and
(v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million. As of December 31, 2002, 1.533 million shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting, among other things, of (i) Options to purchase shares of Common Stock, (ii) shares of

Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant's job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. At December 31, 2002, 131.3 thousand shares were available for grant under the 1996 Plan. The 1996 Plan also provides for automatic grants of Options to non-employee directors.

In 1994, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the "1994 Plan") covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's Common Stock available to be awarded under the 1994 Plan is 750 thousand, subject to certain adjustments. At December 31, 2002, 10.5 thousand shares were available for grant under the 1994 Plan.

The Company maintains the Terex Corporation Incentive Stock Option Plan (the "1988 Plan"). The 1988 Plan is a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. An ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. An ISO expires after ten years. In accordance with the terms of the 1988 Plan, no additional stock options are available for grant under the 1988 Plan at December 31, 2002, since grants under the 1988 Plan could only be made within ten years of the date of the 1988 Plan's adoption.

The following table is a summary of stock options under all of the Company's plans.

                                                                   Weighted
                                                                    Average
                                                   Number of     Exercise Price
                                                   Options         per Share
                                                 -------------  ----------------

Outstanding at December 31, 1999................    1,207,242   $       16.76
   Granted......................................      224,030   $       13.33
   Exercised....................................     (121,550)  $        4.65
   Canceled or expired..........................      (12,325)  $       18.97
                                                 -------------

Outstanding at December 31, 2000................    1,297,397   $       17.29
   Granted......................................      852,000   $       16.90
   Exercised....................................     (154,650)  $        7.59
   Canceled or expired..........................      (43,985)  $       13.62
                                                 -------------

Outstanding at December 31, 2001................    1,950,762   $       17.96
   Granted......................................      608,341   $       21.80
   Exercised....................................     (221,383)  $       14.48
   Canceled or expired..........................      (49,450)  $       12.90
                                                 -------------

Outstanding at December 31, 2002................    2,288,270   $       19.43
                                                 =============


Exercisable at December 31, 2002................      969,281   $       19.56
                                                 =============  ================

Exercisable at December 31, 2001................      761,688   $       18.52
                                                 =============  ================

Exercisable at December 31, 2000................      713,246   $       15.78
                                                 =============  ================

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                       Options Outstanding                  Options Exercisable
                             ------------------------------------------------------------------------
                                                                                       Weighted
                                            Weighted      Weighted                      Average
                                           Average         Average                     Exercise
         Range of             Number of       Life      Exercise Price   Number of     Price per
      Exercise Prices          Options     (in years)      per Share      Options         Share
---------------------------- ------------- ----------- --------------- -------------- ---------------

$       3.50 - $      6.00        64,997        2.8    $       4.38         64,997      $      4.38
$       6.01 - $     10.00         8,300        3.1    $       6.75          8,300      $      6.75
$      10.01 - $     15.00       309,875        6.2    $      13.18        224,250      $     13.42
$      15.01 - $     20.00       830,716        8.1    $      16.82        223,090      $     16.79
$      20.01 - $     25.00       710,138        8.3    $      22.42        143,750      $     22.58
$      25.01 - $     30.00       349,521        4.8    $      27.59        291,171      $     27.98
$      30.01 - $     42.58        14,723        3.3    $      33.76         13,723      $     34.00
                             -------------                             --------------
                               2,288,270        7.2    $      19.43        969,281      $     19.56
                             =============                             ==============

Comprehensive Income. The following table reflects the accumulated balances of other comprehensive income (loss).


                                                                                         Accumulated
                                     Pension        Cumulative        Derivative            Other
                                    Liability       Translation        Hedging           Comprehensive
                                    Adjustment      Adjustment       Adjustment          Income (Loss)
                                ----------------- --------------  -----------------  --------------------
Balance at December 31, 1999....$     (0.5)       $  (15.6)       $    ---           $    (16.1)
Current year change.............       0.2           (62.6)            ---                (62.4)
                                ----------------- --------------  -----------------  --------------------

Balance at December 31, 2000....      (0.3)          (78.2)            ---                (78.5)
Current year change.............      (3.3)          (37.7)            (0.8)              (41.8)
                                ----------------- --------------  -----------------  --------------------

Balance at December 31, 2001          (3.6)         (115.9)            (0.8)             (120.3)
Current year change.............     (26.8)           90.6              2.9                66.7
                                ----------------- --------------  -----------------  --------------------

Balance at December 31, 2002....$    (30.4)       $  (25.3)       $     2.1          $    (53.6)
                                ================= ==============  =================  ====================


NOTE Q -- RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

US Plans - As of December 31, 2002, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. At December 31, 2002 and 2001, the Terex Plans held 0.2 million shares of the Company's Common Stock, with market values of $2.2 and $3.5, respectively.

The Company adopted a Supplemental Executive Retirement Plan ("SERP") effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation and years of service reduced by benefits earned under other Company funded retirement programs, including Social Security. The SERP is unfunded.

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

The liability of the Company's U.S. Plans, including the SERP, as of December 31, was as follows:

                                                                      Pension Benefits             Other Benefits
                                                                 --------------------------------------------------------
                                                                      2002          2001          2002          2001
                                                                  ------------- ------------- ------------- -------------
                         Change in benefit obligation:
                           Benefit obligation at beginning of year$     99.1    $     97.0    $      6.7    $      6.9
                           Service cost..........................        0.5           0.7           0.1           0.2
                           Interest cost.........................        7.1           7.1           0.6           0.5
                           Impact of plan amendments.............        3.5         ---           ---           ---
                           Actuarial (gain) loss.................        6.5           1.7           2.5          (0.2)
                           Benefits paid.........................       (7.3)         (7.4)         (0.9)         (0.7)
                                                                  ------------- ------------- ------------- -------------
                         Benefit obligation end of year..........      109.4          99.1           9.0           6.7
                                                                  ------------- ------------- ------------- -------------

                         Change in plan assets:
                           Fair value of plan assets at beginning
                            of year..............................       97.6         103.7         ---           ---
                           Actual return on plan assets..........       (6.6)          1.3         ---           ---
                           Employer contribution.................        2.3         ---             0.9           0.7
                           Benefits paid.........................       (7.3)         (7.4)         (0.9)         (0.7)
                                                                  ------------- ------------- ------------- -------------
                         Fair value of plan assets at end of year       86.0          97.6         ---           ---
                                                                  ------------- ------------- ------------- -------------

                         Funded status...........................      (23.4)         (1.5)         (9.0)         (6.7)
                         Unrecognized actuarial (gain) loss......       49.4          28.7           1.4          (1.1)
                         Unrecognized prior service cost.........        7.0           3.9           0.9           1.0
                         Unrecognized transition obligation......      ---           ---             0.6           0.9
                                                                  ------------- ------------- ------------- -------------
                         Net amount recognized................... $     33.0    $     31.1    $     (6.1)   $     (5.9)
                                                                  ============= ============= ============= =============

                         Amounts recognized in the Consolidated
                           Balance Sheet consist of:
                            Prepaid benefit cost................. $    ---      $     30.5    $    ---      $    ---
                            Accrued benefit liability............      (16.1)         (3.0)         (6.1)         (5.9)
                            Accumulated other comprehensive
                             income (loss).......................       49.1           3.6         ---           ---
                                                                  ------------- ------------- ------------- -------------
                         Net amount recognized................... $     33.0    $     31.1    $     (6.1)   $     (5.9)
                                                                  ============= ============= ============= =============



                                                                     Pension Benefits             Other Benefits
                                                                  -------------------------------------------------------
                                                                      2002          2001          2002          2001
                                                                  ------------- ------------- ------------- -------------
                         Weighted-average assumptions as of December 31:
                            Discount rate........................       6.75%         7.25%        6.75%         7.25%
                            Expected return on plan assets.......       8.00%         9.00%      ---           ---
                            Rate of compensation increase........       5.00%       ---          ---           ---






                                                              Pension Benefits                       Other Benefits
                                                ---------------------------------------  -------------------------------------
                                                     2002         2001          2000          2002        2001         2000
                                                ------------ ------------  ------------  ------------ ------------  ----------
      Components of net periodic cost:
        Service cost..........................  $       0.5  $       0.7   $      1.3    $     0.1    $     0.2     $   0.2
        Interest cost.........................          7.1          7.1          7.3          0.6          0.5         0.5
        Expected return on plan assets........         (8.6)        (9.0)       (10.6)       ---          ---         ---
        Amortization of prior service cost....          0.4          0.4          0.4          0.1          0.1       ---
        Amortization of transition obligation.        ---          ---          ---            0.3          0.3         0.4
        Recognized actuarial (gain) loss......          1.0          0.5         (0.1)       ---           (0.2)       (0.1)
        Curtailment (gain) loss...............        ---          ---           (2.6)       ---          ---         ---
                                                ------------ ------------  ------------  ------------ ------------  ----------
      Net periodic cost (benefit).............  $       0.4  $      (0.3)  $     (4.3)   $     1.1    $     0.9     $   1.0
                                                ============ ============  ============  ============ ============  ==========



The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $109.4, $107.9 and $86.0, respectively, as of December 31, 2002 and $19.5, $19.5 and $13.8, respectively, as of December 31, 2001.

The Company has five nonpension postretirement benefit plans. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. For measurement purposes, a 6.83 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.75 percent for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                               1-Percentage-    1-Percentage-
                                               Point Increase   Point Decrease
                                              ---------------- -----------------
 Effect on total service and interest cost          4.89%         (4.31)%
   components
 Effect on postretirement benefit obligation        4.36%         (3.94)%


International Plans - Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. O & K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. Fermec maintains a voluntary defined benefit pension plan covering substantially all of its employees. Atlas, which was acquired on the December 28, 2001, maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees in Germany. Additionally, Atlas maintains a government required defined benefit plan for its employees in Scotland. Demag, which was acquired on August 30, 2002, maintains two unfunded noncontributory defines benefit plans covering substantially all of its employees in Germany.

The liability of the Company's International Plans as of December 31, was as follows:

                                                            Pension Benefits
                                                           ---------------------
                                                               2002       2001
                                                           ---------- ----------
 Change in benefit obligation:
   Benefit obligation at beginning of year.................$  123.7   $   54.2
   Benefit obligation of plans acquired during the year....    21.8       70.6
   Service cost............................................     4.2        2.4
   Interest cost...........................................     7.9        3.2
   Impact of plan amendments...............................   ---        ---
   Actuarial (gain) loss...................................   ---         (0.8)
   Benefits paid...........................................    (6.5)      (4.4)
   Foreign exchange effect.................................    20.4       (1.5)
                                                           ---------- ----------
 Benefit obligation end of year............................   171.5      123.7
                                                           ---------- ----------

 Change in plan assets:
   Fair value of plan assets at beginning of year..........    53.1       46.4
   Fair value of plan assets acquired during the year......   ---         12.2
   Actual return on plan assets............................    (7.8)      (1.1)
   Employer contribution...................................     5.7        2.2
   Benefits paid...........................................    (6.5)      (4.4)
   Foreign exchange effect.................................     5.1       (2.2)
                                                           ---------- ----------
 Fair value of plan assets at end of year..................    49.6       53.1
                                                           ---------- ----------

 Funded status.............................................  (121.9)     (70.6)
 Unrecognized actuarial (gain) loss.......................     33.4        6.9
 Unrecognized transition obligation........................    (0.1)      (0.1)
                                                           ---------- ----------
 Net amount recognized.....................................$  (88.6)  $  (63.8)
                                                           ========== ==========

 Amounts  recognized in the  Consolidated  Balance Sheet
   consist of:
    Prepaid benefit cost...................................$    0.6  $     0.8
    Accrued benefit liability..............................   (89.2)     (64.6)
                                                           ---------- ---------
 Net amount recognized.....................................$  (88.6)  $  (63.8)
                                                           ========== =========


                                                          Pension Benefits
                                                 -------------------------------
                                                     2002               2001
                                                 ---------------- --------------
    The range of assumptions as of December 31:
       Discount rate........................         5.75%-6.00%    6.00%-6.25%
       Expected return on plan assets.......         2.00%-7.00%    6.00%-8.00%
       Rate of compensation increase........         3.75%-4.25%    3.75%-6.00%


                                                       Pension Benefits
                                          --------------------------------------
                                              2002        2001          2000
                                          ----------- -----------  -------------
  Components of net periodic benefit cost:
    Service cost..........................$   4.2     $   2.4      $     0.7
    Interest cost.........................    7.9         3.2            0.8
    Expected return on plan assets........   (3.6)       (3.7)          (0.6)
    Amortization of prior service cost....   ---         ---           ---
    Amortization of transition obligation.   ---         ---           ---
    Recognized actuarial (gain) loss......    0.2        ---           ---
                                          ----------- -----------  ------------
  Net periodic benefit cost...............$   8.7     $   1.9      $     0.9
                                          =========== ===========  ============

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $170.6, $160.8 and $48.1, respectively, as of December 31, 2002, and $124.7, $111.2 and $55.8, respectively, as of December 31, 2001.

Saving Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Company contributions to these plans were $4.2, $2.8, and $2.5 for the years ended December 31, 2002, 2001 and 2000 respectively.

NOTE R -- LITIGATION AND CONTINGENCIES

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

The Company's outstanding letters of credit totaled $90.6 at December 31, 2002. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company previously reported that it was a party to an action commenced in the United States District Court for the District of Delaware by the End of the Road Trust, a creditor liquidating trust formed to liquidate the assets of Fruehauf Trailer Corporation ("Fruehauf"), a former subsidiary of the Company and currently a reorganized debtor in bankruptcy, and Pension Transfer Corporation, as sponsor and administrator for certain Fruehauf pension plans against the Company and certain former officers and directors of Fruehauf and the Company. This matter was settled as of May 3, 2002, with the Company being released from all claims and the action being dismissed with prejudice. The settlement did not have a material impact on the Company's financial position, operations or cash flows.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries' worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs allege that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs allege that the Company is liable for conversion and unjust enrichment as the result of its purchase of the shares of the mining shovel subsidiary O&K Mining GmbH from O&K AG, and is claiming restitution of a 25% interest in O&K Mining GmbH and monetary damages. The Company believes that the action is without merit as to the Company. As of the date hereof, the Company has not filed an answer in the action and the plaintiffs are considering a request to voluntarily dismiss the Company from the action. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that expresses the foreign policy interests of the United States in the dismissal of the case. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court. The Company, among others, has made a claim for indemnification with respect to the action against O&K AG and ThyssenKrupp AG.

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. As a result of this favorable judgment, the Company recorded $9.5 of income in "Other income (expense) - net" in the Condensed Consolidated Statement of Operations during 2002.

In connection with the Company's sale of the Clark material handling business to Clark Material Handling Company ("CMHC") in November 1996, CMHC assumed liabilities from Terex arising from product liability claims dealing with Clark material handling products manufactured prior to the date of the divestiture. In connection with CMHC's voluntary filing for bankruptcy in 2000, CMHC defaulted on its obligations to indemnify and defend the Company from such product liability claims. As a result, the Company recorded an expense of $7.3, net of income taxes, in the fourth quarter of 2000 representing the Company's estimated liability for known product liability claims.

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company's equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, the Company is generally able to dispose of the equipment with the Company realizing the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of December 31, 2002, the Company's maximum exposure to such credit guarantees is $294.5. Total credit guarantees issued by Demag and Genie as of December 31, 2002 totaled $171.6 and $62.7, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note L - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $27.4 at December 31, 2002. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2002, the Company's maximum exposure pursuant to buyback guarantees is $36.5. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

NOTE S -- RELATED PARTY TRANSACTIONS

On March 2, 2000, Terex made a loan to Ronald M. DeFeo, the Chairman, Chief Executive Officer, President and Chief Operating Officer of the Company, in the amount of $3.0. The purpose of the loan was to enable Mr. DeFeo to purchase a house at a time when he was not permitted to sell any shares of his Common Stock. Further, at such time, the Board of Directors determined that it did not desire that Mr. DeFeo be required to sell his Common Stock when he was able to do so in order to satisfy his other obligations, and preferred instead to grant him this loan, secured by his shares of Common Stock and amounts earned by Mr. DeFeo under the Company's 1999 Long-Term Incentive Plan ("LTIP"). The loan currently bears interest at 4.5% per annum and matures on March 31, 2005. Mr. DeFeo prepaid $1.0 of the principal amount of the loan in October 2000. The loan is fully recourse to Mr. DeFeo and is secured by shares of Common Stock owned by Mr. DeFeo and by payment of amounts earned by Mr. DeFeo under the LTIP. The terms of the loan require prepayment by Mr. DeFeo of some or all of the loan's outstanding balance upon the occurrence of certain events, including Mr. DeFeo's ceasing to be employed by the Company for any reason (including death or disability), Mr. DeFeo's failing to pay any amounts due under the loan, the attainment of certain Common Stock price targets and the payment to Mr. DeFeo of amounts under the LTIP.

Certain former executive officers and directors of the Company, including Marvin
B. Rosenberg, who retired as a director of the Company at the end of 2002, were named along with the Company in a private litigation initiated by the End of the Road Trust, the successor to certain of the assets of the bankruptcy estate of Fruehauf Trailer Corporation, a former subsidiary of the Company. The Company expended approximately $0.1, $2.4, and $0.5 for legal fees and expenses in 2002,

2001 and 2000, respectively, for this matter, which included the defense of Mr. Rosenberg, as well as other former executive officers and directors of the Company. The Company is unable to separately determine the portion of these legal fees and expenses allocable to Mr. Rosenberg individually. The Company has settled this matter in a manner that did not have a material adverse effect on the Company's operations.

The Company acquired Genie on September 18, 2002. Prior to the acquisition, Genie, which became part of the Terex Aerial Work Platforms segment, had entered into long-term operating leases for two buildings and a parcel of land with partnerships in which Robert R. Wilkerson, President of the Terex Aerial Work Platforms segment and former president of Genie, is a partner. These leases have continued in effect following the acquisition. The buildings are used for office and production purposes, and the land is used for a parking lot. The total monthly rental payment by the Company under these leases is currently approximately $0.2, and in 2002 the Company paid a total of approximately $0.5 under these leases. These leases are based on the then-current market rates in effect at the time the leases were executed.

On August 28, 1995, the Company's former chairman retired from his positions with the Company and its Board of Directors. In connection with his retirement, the Company (upon the recommendation of a committee comprised of its independent Directors and represented by independent counsel) and the former chairman executed a retirement agreement providing certain benefits to the former chairman and the Company. The agreement provided, among other things, for a five-year consulting engagement requiring the former chairman to make himself available to the Company to provide consulting services for certain portions of his time. The former chairman, or his designee, received a fee for consulting services which included payments in an amount, and a rate, equal to his 1995 base salary until December 31, 1996. The agreement also provided for the (i) granting of a five-year $1.8 million loan bearing interest at 6.56% per annum which was subject to being forgiven in increments over the five-year term of the agreement upon certain conditions, and (ii) equity grants having a maximum potential of 200.0 thousand shares of Terex Common Stock conditioned upon the Company achieving certain financial performance objectives in the future. During 1998 the former chairman received 150.0 thousand shares of common stock in accordance with this agreement. In contemplation of the execution of this retirement agreement, the Company advanced to the former chairman the principal amount of the forgivable loan. During 2000, the Company forgave $0.1 of principal on the loan along with the current interest. As of December 31, 2002, no principal or interest are owed to the Company for this loan.

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

NOTE T-- BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and surface mining industries. On April 23, 2001, the Company announced that it was implementing a modified organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments:
(i) Terex Americas and (ii) Terex Mining. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction;
(ii) Terex Cranes;  (iii) Terex  Roadbuilding,  Utility  Products and Other; and
(iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; (iv) Terex Aerial Work Platforms; and (v) Terex Mining. All prior periods have been restated to reflect results based on these five business segments.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). Terex Construction products are currently marketed principally under the following brand names: Atlas Terex, Finlay, Fuchs Terex, Pegson, Powerscreen, Terex Benford, Terex Fermec, Terex

Handlers, Terex Schaeff, Terex and TerexLift. These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. Currently, Terex Cranes products are marketed principally under the following brand names: American, Atlas, Atlas Terex, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM, RO-Stinger and Terex. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards) and construction trailers, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Terex, Terex Advance Mixer, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines and trim trees. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment and Telelect Southeast. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulated booms, stick booms, scissor lifts, related components and replacement parts, and other products. Terex Aerial Work Platforms products currently are marketed principally under the Genie brand name. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures.

The Terex Mining segment designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. Currently, Terex Mining products are marketed principally under the following brand names: O&K, Payhauler, Terex and Unit Rig. These products are used primarily used by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals.

The results of businesses acquired during 2002, 2001 and 2000 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below:


                                                               Year Ended December 31,
                                                      ------------------------------------------
                                                          2002          2001          2000
                                                      ------------  ------------  --------------
Sales
  Terex Construction................................. $  1,207.1    $    739.1    $    708.0
  Terex Cranes.......................................      717.9         492.5         675.2
  Terex Roadbuilding, Utility Products and Other.....      562.4         365.5         415.0
  Terex Aerial Work Platforms........................      116.8         ---           ---
  Terex Mining.......................................      282.8         266.2         319.3
  Eliminations/Corporate.............................      (89.6)        (50.8)        (48.8)
                                                      ------------  ------------  --------------
    Total............................................ $  2,797.4    $  1,812.5    $  2,068.7
                                                      ============  ============  ==============

Income (Loss) from Operations
  Terex Construction................................. $     56.3    $     49.4    $     84.1
  Terex Cranes.......................................        2.0          12.3          56.9
  Terex Roadbuilding, Utility Products and Other.....       18.4          26.0          51.7
  Terex Aerial Work Platforms........................        4.9         ---           ---
  Terex Mining.......................................       (4.4)         14.5           6.9
  Eliminations/Corporate.............................       (8.6)          2.0          (1.3)
                                                      ------------  ------------  --------------
    Total............................................ $     68.6    $    104.2    $    198.3
                                                      ============  ============  ==============

Depreciation and Amortization
  Terex Construction................................. $     13.6    $     11.9    $     13.0
  Terex Cranes.......................................        6.0           9.0          10.4
  Terex Roadbuilding, Utility Products and Other.....       11.1           9.8           8.8
  Terex Aerial Work Platforms........................        7.3         ---           ---
  Terex Mining.......................................        1.7           5.3           5.8
  Eliminations/Corporate.............................        5.3           4.3           3.5
                                                      ------------  ------------  --------------
    Total............................................ $     45.0    $     40.3    $     41.5
                                                      ============  ============  ==============

Amortization of Goodwill
  Terex Construction................................. $    ---      $      5.1    $      4.4
  Terex Cranes.......................................      ---             2.1           3.0
  Terex Roadbuilding, Utility Products and Other.....      ---             4.1           4.0
  Terex Aerial Work Platforms........................      ---           ---           ---
  Terex Mining.......................................      ---             2.9           3.1
  Eliminations/Corporate.............................      ---           ---           ---
                                                      ------------  ------------  --------------
    Total............................................ $    ---      $     14.2    $     14.5
                                                      ============  ============  ==============

Capital Expenditures
  Terex Construction................................. $     12.9    $      4.8    $      6.9
  Terex Cranes.......................................        5.9           3.8          11.8
  Terex Roadbuilding, Utility Products and Other.....        5.3           4.3           3.9
  Terex Aerial Work Platforms........................        2.7         ---           ---
  Terex Mining.......................................        0.8           0.5           1.6
  Eliminations/Corporate.............................        1.6           0.1         ---
                                                      ------------  ------------  --------------
    Total............................................ $     29.2    $     13.5    $     24.2
                                                      ============  ============  ==============



                                                                    December 31,
                                                      ------------------------------------------
                                                          2002          2001          2000
                                                      ------------  ------------  --------------
Identifiable Assets
  Terex Construction................................. $   1,326.6   $   1,009.6   $    976.4
  Terex Cranes.......................................       937.9         457.4        495.9
  Terex Roadbuilding, Utility Products and Other.....       602.7         533.8        359.5
  Terex Aerial Work Platforms........................       469.9         ---          ---
  Terex Mining.......................................       330.4         386.0        411.8
  Corporate..........................................     1,895.8         825.2        685.6
  Eliminations.......................................    (1,937.6)       (825.0)      (945.5)
                                                      ------------  ------------  --------------
    Total............................................ $   3,625.7   $   2,387.0   $  1,983.7
                                                      ============  ============  ==============


Sales between segments are generally priced to recover costs plus a reasonable markup for profit.

Geographic segment information is presented below:

                                                               Year Ended December 31,
                                                      ------------------------------------------
                                                          2002          2001          2000
                                                      ------------  ------------  --------------
Sales
  United States...................................... $  1,146.5    $    873.7    $  1,048.9
  United Kingdom.....................................      323.5         216.6         213.1
 Germany.............................................      284.2          51.2          76.3
  Other European countries...........................      541.1         331.5         308.0
  All other..........................................      502.1         339.5         422.4
                                                      ------------  ------------  --------------
    Total............................................ $  2,797.4    $  1,812.5    $  2,068.7
                                                      ============  ============  ==============

                                                                    December 31,
                                                      ------------------------------------------
                                                          2002          2001          2000
                                                      ------------  ------------  --------------
Long-lived Assets
  United States...................................... $    140.7    $     77.1    $     58.5
  United Kingdom.....................................       32.9          52.6          44.0
 Germany.............................................      120.6          21.7          16.8
  Other European Countries...........................       10.4          17.1          32.9
  All other..........................................        4.8           5.4           1.7
                                                      ------------  ------------  --------------
    Total............................................ $    309.4    $    173.9    $    153.9
                                                      ============  ============  ==============

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE U -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of the 10-3/8% Notes. On December 17, 2001, the Company sold and issued $200 aggregate principal amount of the 9-1/4% Notes. On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of the 8-7/8% Notes. As of December 31, 2002, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc., CMI Terex Corporation, CMI Dakota Company, CMIOIL Corporation, Product Support, Inc., Schaeff, Inc., Fuchs Terex, Inc., Telelect Southeast Distribution, Inc., Utility Equipment, Inc., Terex Advance Mixer, Inc., Terex Utilities, Inc., Genie Holdings, Inc., Genie Access Services, Inc., Genie Industries, Inc., Genie Financial Services, Inc.,

GFS National, Inc., Genie Manufacturing, Inc., Genie USA Trading, Inc., Genie International, Inc., Lease Servicing & Funding Corp., GFS Commercial LLC, and Go Credit Corporation. As of December 31, 2002, the 10-3/8% Notes and the 8-7/8% Notes are also jointly and severally guaranteed by PPM Cranes, Inc. Prior to December 2002, PPM Cranes, Inc. was 92.4% owned by Terex. In December 2002, the Company acquired the remaining minority interest in the equity of PPM Cranes, Inc. The 2002 results include PPM Cranes, Inc. with the Wholly-owned Guarantors; for prior periods PPM Cranes, Inc. is provided under a separate column. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors and, for periods prior to 2002, PPM Cranes, Inc. have provided a guarantee of the 10-3/8% Notes and the 8-7/8% Notes. The Wholly-owned Guarantors, excluding PPM Cranes, Inc., have provided a guarantee of the 9-1/4% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors, PPM Cranes, Inc. (for periods prior to 2002) and the Non-guarantor Subsidiaries.

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

TEREX  CORPORATION
CONDENSED  CONSOLIDATING  STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 (in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Net sales............................... $     252.9   $   1,014.2   $   1,656.7   $   (126.4)   $   2,797.4
  Cost of goods sold....................       260.4         918.7       1,388.0       (126.4)       2,440.7
                                         ------------- ------------- ------------- ------------- -------------
Gross profit............................        (7.5)         95.5         268.7        ---            356.7
  Selling, general & administrative             28.7          95.6         163.8        ---            288.1
   expenses.............................
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       (36.2)         (0.1)        104.9        ---             68.6
  Interest income.......................         3.0           1.6           2.9        ---              7.5
  Interest expense......................       (23.8)        (20.2)        (48.9)       ---            (92.9)
  Income (loss) from equity investees...       (75.8)        ---           ---           75.8          ---
  Gain on sale of businesses............       ---           ---           ---          ---            ---
  Other income (expense) - net..........       (20.5)        (16.9)         28.4        ---             (9.0)
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................      (153.3)        (35.6)         87.3         75.8          (25.8)
  Benefit from (provision for) income
   taxes.................................       21.7          (0.7)        (12.7)       ---              8.3
                                         ------------- ------------- ------------- ------------- -------------

Income (loss) from continuing operations
  before extraordinary items...........       (131.6)        (36.3)         74.6         75.8          (17.5)
  Loss from discontinued operations.....       ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items      (131.6)        (36.3)         74.6         75.8          (17.5)
  Extraordinary loss on retirement of
   debt.................................        (0.9)         (0.7)        ---          ---             (1.6)
  Cumulative effect of change in
   accounting principles ...............       ---           (18.4)        (95.0)       ---           (113.4)
                                         ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $    (132.5)  $     (55.4)  $     (20.4)  $     75.8    $    (132.5)
                                         ============= ============= ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     233.4   $     654.8   $      46.0   $  1,070.1    $   (191.8)   $  1,812.5
  Cost of goods sold....................       226.1         559.6          40.6        905.6       (191.8)       1,540.1
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         7.3          95.2           5.4        164.5        ---            272.4
  Selling, general & administrative
   expenses.............................        20.9          47.4          10.4         89.5        ---            168.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       (13.6)         47.8          (5.0)        75.0        ---            104.2
  Interest income.......................         3.4           0.2         ---            4.1        ---              7.7
  Interest expense......................       (28.0)        (12.7)         (4.5)       (41.5)       ---            (86.7)
  Income (loss) from equity investees...        44.2         ---           ---          ---          (44.2)         ---
  Gain on sale of businesses............
  Other income (expense) - net..........         1.5          (3.7)         (0.1)         1.7        ---             (0.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................         7.5          31.6          (9.6)        39.3        (44.2)          24.6
  Benefit from (provision for) income
   taxes................................         7.0          (1.1)        ---          (13.8)       ---             (7.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............        14.5          30.5          (9.6)        25.5        (44.2)          16.7
  Loss from discontinued operations.....       ---           ---           ---          ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        14.5          30.5          (9.6)        25.5        (44.2)          16.7
  Extraordinary loss on retirement of
   debt.................................        (1.7)         (1.0)        ---           (1.2)       ---             (3.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      12.8   $      29.5   $      (9.6)  $     24.3   $    (44.2)   $      12.8
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     371.9   $     657.1   $      69.5   $   1,190.0   $   (219.8)   $   2,068.7
  Cost of goods sold....................       329.1         548.6          58.2         998.3       (219.2)       1,715.0
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        42.8         108.5          11.3         191.7         (0.6)         353.7
  Selling, general & administrative
   expenses.............................        27.1          31.1           7.7          89.5        ---            155.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        15.7          77.4           3.6         102.2         (0.6)         198.3
  Interest income.......................         3.7           0.1         ---             1.7        ---              5.5
  Interest expense......................       (19.8)        (16.9)         (5.9)        (57.2)       ---            (99.8)
  Income (loss) from equity investees...       105.2         ---             0.1         ---         (105.3)         ---
  Gain on sale of businesses............        39.0         ---           ---            18.2        ---             57.2
  Other income (expense) - net..........         2.5          (0.9)         (0.2)         (3.0)       ---             (1.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes and
  extraordinary items...................       146.3          59.7          (2.4)         61.9       (105.9)         159.6
  Benefit from (provision for) income
   taxes................................       (42.4)         (0.3)        ---           (13.0)       ---            (55.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary items............       103.9          59.4          (2.4)         48.9       (105.9)         103.9
  Loss from discontinued operations.....        (7.3)        ---           ---           ---          ---             (7.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary items        96.6          59.4          (2.4)         48.9       (105.9)          96.6
  Extraordinary loss on retirement of
   debt.................................        (1.5)        ---           ---           ---          ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $      95.1   $      59.4   $      (2.4)  $      48.9   $   (105.9)   $      95.1
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(in millions)

                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     134.0   $       6.2   $    212.0    $    ---      $     352.2
     Trade receivables - net............        45.7         189.8        343.1         ---            578.6
     Intercompany receivables...........        13.4           6.7         14.4         (34.5)         ---
     Net inventories....................       101.1         324.9        645.6          34.7        1,106.3
     Current deferred tax assets........        24.3          18.2          4.4         ---             46.9
     Other current assets...............        16.8          36.4         83.9         ---            137.1
                                         ------------- ------------- ------------- ------------- -------------
       Total current assets.............       335.3         582.2      1,303.4           0.2        2,221.1
   Property, plant & equipment - net....         7.4         128.0        174.0         ---            309.4
   Investment in and advances to
     (from)   subsidiaries..............       818.0        (520.9)      (237.2)        (59.9)         ---
   Goodwill - net.......................        (9.8)        284.7        348.0         ---            622.9
   Deferred taxes.......................       113.0          17.0         23.5         ---            153.5
   Other assets - net...................        27.0         127.7        164.1                        318.8
                                         ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,290.9   $     618.7   $  1,775.8    $    (59.7)   $   3,625.7
                                         ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $       0.4   $      40.7   $     33.0    $    ---      $      74.1
     Trade accounts payable.............        39.2         149.3        354.4         ---            542.9
     Intercompany payables..............        23.4        (127.8)       138.9         (34.5)         ---
     Accruals and other current
       liabilities......................        68.0          98.5        322.7         ---            489.2
                                         ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       131.0         160.7        849.0         (34.5)       1,106.2
   Long-term debt less current portion..       335.7         386.4        765.0         ---          1,487.1
   Other long-term liabilities..........        55.0          42.7        165.5         ---            263.2
   Stockholders' equity (deficit).......       769.2          28.9         (3.7)        (25.2)         769.2
                                         ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,290.9   $     618.7   $  1,775.8    $    (59.7)   $   3,625.7
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
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(in millions)

                                                         Wholly-         Non-
                                             Terex        owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities.................  $    (109.5)  $     103.5   $      76.3   $    ---      $      70.3
                                         ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Proceeds from sale of business........       ---           ---           ---          ---            ---
  Acquisition of business, net of cash
   acquired.............................       (11.3)       (191.5)       (243.1)       ---           (445.9)
  Capital expenditures..................        (1.7)        (10.3)        (17.2)       ---            (29.2)
  Proceeds from sale of assets..........         0.5           3.5          30.5        ---             34.5
  Other.................................       ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
     investing activities...............       (12.5)       (198.3)       (229.8)       ---           (440.6)
                                         ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Principal repayments of long-term debt        (1.5)       (101.8)       (116.3)       ---           (219.6)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---            (1.1)          0.3                        (0.8)
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       ---           204.8         367.2        ---            572.0
  Issuance of common stock..............       113.3         ---           ---          ---            113.3
  Other.................................       ---            (4.9)        ---          ---             (4.9)
                                         ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............       111.8          97.0         251.2        ---            460.0
                                         ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---            12.1        ---             12.1
                                         ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................       (10.2)          2.2         109.8                       101.8
Cash and cash equivalents, beginning of
  period................................       144.2           4.0         102.2        ---            250.4
                                         ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $     134.0   $       6.2   $     212.0   $    ---      $     352.2
                                         ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities.................. $    (223.0)  $      41.3   $      0.5    $     175.7   $    ---      $      (5.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Proceeds from sale of business........       ---           ---          ---            ---          ---            ---
  Acquisition of business, net of cash
   acquired.............................        (5.3)        (68.7)       ---            (15.7)       ---            (89.7)
  Capital expenditures..................        (1.1)         (5.1)       ---             (7.3)       ---            (13.5)
  Proceeds from sale of assets..........         0.3           1.0        ---              6.7        ---              8.0
  Other.................................       ---           ---          ---            (41.1)       ---            (41.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
     investing activities...............        (6.1)        (72.8)       ---            (57.4)       ---           (136.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Principal repayments of long-term debt       (38.5)        (90.0)        (0.5)        (259.5)       ---           (388.5)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---           ---          ---             23.6                        23.6
  Proceeds from issuance of long-term
   debt, net of issuance costs..........       207.0         125.2        ---            149.2        ---            481.4
  Issuance of common stock..............        96.3         ---          ---            ---          ---             96.3
  Other.................................        (0.2)         (0.1)       ---             (1.0)       ---             (1.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............       264.6          35.1         (0.5)         (87.7)       ---            211.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---          ---             (0.7)       ---             (0.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash        35.5           3.6        ---             29.9                        69.0
  equivalents...........................
Cash and cash equivalents, beginning of        108.7           0.3          0.1           72.3        ---            181.4
  period................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $     144.2   $       3.9   $      0.1    $     102.2   $    ---      $     250.4
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net cash provided by (used in)
  operating activities.................. $     180.2   $       4.9   $      1.1    $      14.4   $    ---      $     200.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from investing activities:
  Proceeds from sale of business........        51.8         ---          ---             92.5        ---            144.3
  Acquisition of business, net of cash          (2.9)         (0.5)       ---            (16.6)       ---            (20.0)
   acquired.............................
  Capital expenditures..................        (2.5)        (12.6)        (0.3)          (8.8)       ---            (24.2)
  Proceeds from sale of assets..........       ---             6.8        ---              4.0        ---             10.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
     investing activities...............        46.4          (6.3)        (0.3)          71.1        ---            110.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash flows from financing activities:
  Principal repayments of long-term debt      (161.0)        ---           (0.8)         (21.3)       ---           (183.1)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---           ---          ---            (53.6)                      (53.6)
  Purchases of common stock held in
   treasury.............................       (20.2)        ---          ---            ---          ---            (20.2)
  Other.................................        (1.0)        ---          ---             (3.3)                       (4.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
    Net cash provided by (used in)
     financing activities...............      (182.2)        ---           (0.8)         (78.2)       ---           (261.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---          ---             (2.2)       ---             (2.2)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net (decrease) increase in cash and cash
  equivalents...........................        44.4          (1.4)       ---              5.1                        48.1
Cash and cash equivalents, beginning of
  period................................        64.3           1.7          0.1           67.2        ---            133.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
Cash and cash equivalents, end of period $     108.7   $       0.3   $      0.1    $      72.3   $    ---      $     181.4
                                         ============= ============= ============= ============= ============= =============


NOTE V - SUBSEQUENT EVENT

On February 14, 2003, the Company acquired Commercial Body Corporation ("Commercial Body"). Commercial Body, headquartered in Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued 600 thousand shares of Common Stock and paid $4.5 cash. In addition, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Commercial Body acquisition, the Common Stock is not trading on the NYSE at a price at least 50% higher than it was at the time of acquisition, up to a maximum number of shares of Common Stock having a value of $3.4. Commercial Body will be included in the Terex Roadbuilding, Utility Products and Other segment.

                       TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Amounts in millions)


                                                                      Additions
                                                              ---------------------------
                                                  Balance
                                                 Beginning     Charges to                                   Balance End
                                                  of Year       Earnings      Other(1)     Deductions (2)     of Year
                                                ------------- ------------- ------------- ----------------- -------------
Year ended December 31, 2002 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       8.6   $       31.6  $       2.0   $        (22.6)   $     19.6
   Reserve for excess and obsolete inventory...        27.1           43.5          3.4            (37.3)         36.7
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      35.7   $       75.1  $       5.4   $        (59.9)   $     56.3
                                                ============= ============= ============= ================= =============

Year ended December 31, 2001 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       6.3   $        7.4  $     ---     $         (5.1)   $      8.6
   Reserve for excess and obsolete inventory...        26.1            7.6        ---               (6.6)         27.1
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      32.4   $       15.0  $     ---     $        (11.7)   $     35.7
                                                ============= ============= ============= ================= =============

Year ended December 31, 2000 Deducted from asset accounts:
   Allowance for doubtful accounts............. $       5.8   $        2.4  $     ---     $         (1.9)   $      6.3
   Reserve for excess and obsolete inventory...        22.5            8.1        ---               (4.5)         26.1
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      28.3   $       10.5  $     ---     $         (6.4)   $     32.4
                                                ============= ============= ============= ================= =============


(1) Primarily represents the impact of foreign currency exchange. (2) Primarily represents the utilization of established reserves, net of recoveries.

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

4.8 Seventh Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 31,
     1998).*

4.9 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

4.10 First Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit
     4.8 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.11 Second Supplemental Indenture, dated as of July 30, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit
     4.9 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.12 Third Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit
     4.11 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.13 Fourth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit
     4.11 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.14 Fifth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit
     4.13 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

4.15 Sixth Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated March 9, 1999).*

4.16 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to
     Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.17 First Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to Exhibit
     4.15 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

4.18 Second Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29, 2001).*

4.19 Indenture, dated as of December 17, 2001, between Terex Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.16 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

4.20 First Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17, 2001).*

10.1 Terex Corporation Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement of Terex Corporation, Registration No. 33-21483).

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

10.9 Terex Corporation Supplemental Executive Retirement Plan, effective October 1, 2002. *

10.10 Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

10.11 Incremental Term Loan Assumption Agreement, dated as of September 13, 2002, relating to the Amended and Restated Credit Agreement dated as of July 3, 2002, among Terex Corporation, certain of its subsidiaries, the lenders party thereto and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

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

10.17 Purchase Agreement dated as of March 22, 2001 among the Company and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.27 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.18 Registration Rights Agreement dated as of March 29,2001 among the Company and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.28 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.19 Agreement and Plan of Merger, dated as of June 27, 2001, by and among CMI Corporation, Terex Corporation and Claudius Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 27, 2001 and filed with the Commission on June 28,
     2001).

10.20 Underwriting Agreement, dated as of December 5, 2001, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
     Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 5, 2001 and filed with the Commission on December 6, 2001).

10.21 Purchase Agreement, dated as of December 10, 2001, among Terex Corporation and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.32 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.22 Registration Rights Agreement, dated as of December 17, 2001, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.33 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.23 Agreement on the Sale and Purchase of Shares of the Schaeff Group of Companies, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.24 Stock Purchase Agreement Concerning the Acquisition of Terex Common Stock, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.25 Underwriting Agreement, dated as of April 18, 2002 between Terex Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 18, 2002 and filed with the Commission on April 18, 2002).

10.26 Sale and Purchase Agreement, dated May 16, 2002, among Terex Corporation, Terex Germany GmbH & Co. KG and Demag Mobile Cranes GmbH (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 16, 2002 and filed with the Commission on May 17, 2002).

10.27 Agreement and Plan of Merger, dated July 19, 2002, among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc., Robert Wilkerson, S. Ward Bushnell, F. Roger Brown, Wilkerson Limited Partnership, Bushnell Limited Partnership and R. Brown Limited Partnership (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 19, 2002 and filed with the Commission on July 22,
     2002).

10.28 First Amendment to Agreement and Plan of Merger, dated as of September 18, 2002, by and among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc. and Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

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

10.31 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.32 Amended and Restated Promissory Note, dated October 26,2001, by Ronald M. DeFeo in favor of Terex Corporation.*

10.33 Pledge and  Assignment  Agreement dated as of March 2, 2000 between Ronald
     M. DeFeo and Terex Corporation.*

10.34 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.35 Form  of  Change  in  Control  and   Severance  Agreement   between  Terex
     Corporation and certain executive officers.*

12   Calculation of Ratio of Earnings to Fixed Charges. *

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