Form 10-Q
period 2003-03-31
TEREX CORP
filed 2003-05-15
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                 F O R M 10 - Q
                                 --------------

(Mark One)

   |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003
                  ---------------------------------------------

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b -2).

                                YES  X      NO
                                   -----      -----


Number of outstanding shares of common stock: 48.2 million as of May 8, 2003.


The Exhibit Index begins on page 47.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes") and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note O to the Company's March 31, 2003 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                       State or other              I.R.S.
                                      jurisdiction of             employer
                                       incorporation           identification
    Guarantor                         or organization              number
    ---------                         ----------------         --------------
Amida Industries, Inc.                 South Carolina             57-0531390
Benford America, Inc.                  Delaware                   76-0522879
BL-Pegson USA, Inc.                    Connecticut                31-1629830
Cedarapids, Inc.                       Iowa                       42-0332910
CMI Dakota Company                     South Dakota               46-0440642
CMI Terex Corporation                  Oklahoma                   73-0519810
CMIOIL Corporation                     Oklahoma                   73-1125438
Coleman Engineering, Inc.              Tennessee                  62-0949893
Combatel Distribution, Inc.            Delaware                   63-1094091
Commercial Body Corporation            Delaware                   74-3075523
EarthKing, Inc.                        Delaware                   06-1572433
Finlay Hydrascreen USA, Inc.           New Jersey                 22-2776883
Fuchs Terex, Inc.                      Delaware                   06-1570294
Genie Access Services, Inc.            Washington                 91-2073567
Genie China, Inc.                      Washington                 91-1973009
Genie Financial Services, Inc.         Washington                 91-1712115
Genie Holdings, Inc.                   Washington                 91-1666966
Genie Industries, Inc.                 Washington                 91-0815489
Genie International, Inc.              Washington                 91-1975116
Genie Manufacturing, Inc.              Washington                 91-1499412
GFS Commercial LLC                     Washington                     n/a
GFS National, Inc.                     Washington                 91-1959375
Go Credit Corporation                  Washington                 91-1563427
Koehring Cranes, Inc.                  Delaware                   06-1423888
Lease Servicing & Funding Corp.        Washington                 91-1808180
O & K Orenstein & Koppel, Inc.         Delaware                   58-2084520
Payhauler Corp.                        Illinois                   36-3195008
Powerscreen Holdings USA Inc.          Delaware                   61-1265609
Powerscreen International LLC          Delaware                   61-1340898
Powerscreen North America Inc.         Delaware                   61-1340891
Powerscreen USA, LLC                   Kentucky                   31-1515625
PPM Cranes, Inc.                       Delaware                   39-1611683
Product Support, Inc.                  Oklahoma                   73-1488926
Royer Industries, Inc.                 Pennsylvania               24-0708630
Schaeff, Inc.                          Iowa                       42-1097891
Standard Havens, Inc                   Delaware                   43-0913249
Standard Havens Products, Inc.         Delaware                   43-1435208
Telelect Southeast Distribution, Inc.  Tennessee                  02-0560744
Terex Advance Mixer, Inc.              Delaware                   06-1444818
Terex Bartell, Inc.                    Delaware                   34-1325948
Terex Cranes, Inc.                     Delaware                   06-1513089
Terex Financial Services, Inc.         Delaware                   45-0497096
Terex Mining Equipment, Inc.           Delaware                   06-1503634
Terex Utilities, Inc.                  Delaware                   04-3711918
Terex-RO Corporation                   Kansas                     44-0565380
Terex-Telelect, Inc.                   Delaware                   41-1603748
The American Crane Corporation         North Carolina             56-1570091
Utility Equipment, Inc.                Oregon                     93-0557703

                                                                                                  Page No.
                                                                                                  --------
PART I   FINANCIAL INFORMATION
         ---------------------

 Item 1  Condensed Consolidated Financial Statements
         -------------------------------------------
         TEREX CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations --
               Three months ended March 31, 2003 and 2002.............................................3
            Condensed Consolidated Balance Sheet - March 31, 2003 and December 31, 2002...............4
            Condensed Consolidated Statement of Cash Flows --
                Three months ended March 31, 2003 and 2002............................................5
            Notes to Condensed Consolidated Financial Statements -- March 31, 2003....................6
 Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.......27
 Item 3  Quantitative and Qualitative Disclosures About Market Risk..................................40
 Item 4  Controls and Procedures.....................................................................41

PART II  OTHER INFORMATION
         ------------------
 Item 1  Legal Proceedings...........................................................................41
 Item 2  Changes in Securities and Use of Proceeds...................................................41
 Item 3  Defaults Upon Senior Securities.............................................................42
 Item 4  Submission of Matters to a Vote of Security Holders.........................................42
 Item 5  Other Information...........................................................................42
 Item 6  Exhibits and Reports on Form 8-K............................................................42

SIGNATURES ..........................................................................................44
----------

CERTIFICATIONS ......................................................................................45
--------------

EXHIBIT INDEX .......................................................................................47
-------------

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                       For the Three Months
                                                         Ended March 31,
                                                    ---------------------------
                                                         2003          2002
                                                    ------------- -------------

Net sales...........................................$    927.7    $    582.0
Cost of goods sold..................................     798.0         490.7
                                                    ------------- -------------

     Gross profit...................................     129.7          91.3
Selling, general and administrative expenses........      88.4          59.8
                                                    ------------- -------------

     Income from operations.........................      41.3          31.5

Other income (expense):
     Interest income................................       1.7           0.8
     Interest expense...............................     (25.9)        (22.0)
     Other income (expense) - net...................       0.3          (1.2)
                                                    ------------- -------------

     Income before income taxes and cumulative
      effect of change in accounting principle......      17.4           9.1
Provision for income taxes..........................      (4.9)         (2.9)
                                                    ------------- -------------

     Income before cumulative effect of change
      in accounting principle.......................      12.5           6.2

Cumulative effect of change in accounting principle
  (net of income tax expense of $1.0 in 2002).......      ---         (113.4)
                                                    ------------- -------------

Net income (loss)...................................$     12.5    $   (107.2)
                                                    ============= =============


Per common share:
    Basic:
      Income before cumulative effect of change
       in accounting principle......................$      0.26   $      0.16
      Cumulative effect of change in accounting
       principle....................................      ---           (2.98)
                                                    ------------- -------------
        Net income (loss)...........................$      0.26   $     (2.82)
                                                    ============= =============

    Diluted:
      Income before cumulative effect of change
       in accounting principle......................$      0.26   $      0.16
      Cumulative effect of change in accounting
       principle....................................      ---           (2.93)
                                                    ------------- -------------
        Net income (loss)...........................$      0.26   $     (2.77)
                                                    ============= =============


Weighted average number of shares outstanding in per
  share calculation:
        Basic.......................................      47.8          38.0
        Diluted.....................................      49.0          38.7

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)


                                                                                     March 31,        December 31,
                                                                                       2003              2002
                                                                                ----------------- -----------------
Assets
  Current assets
    Cash and cash equivalents...................................................$     419.9       $     352.2
    Trade receivables (net of allowance of $19.6 at March 31, 2003
      and $19.6 at December 31, 2002)...........................................      597.8             578.6
    Inventories.................................................................    1,079.0           1,106.3
    Other current assets........................................................      158.2             184.0
                                                                                ----------------- -----------------
        Total current assets....................................................    2,254.9           2,221.1
  Long-term assets
    Property, plant and equipment...............................................      304.5             309.4
    Goodwill....................................................................      635.2             622.9
    Deferred taxes..............................................................      150.4             153.5
    Other assets................................................................      335.0             318.8
                                                                                ----------------- -----------------

  Total assets..................................................................$   3,680.0       $   3,625.7
                                                                                ================= =================

Liabilities and Stockholders' Equity
  Current liabilities
    Notes payable and current portion of long-term debt.........................$      71.4       $      74.1
    Trade accounts payable......................................................      597.5             542.9
    Accrued compensation and benefits...........................................       83.9              74.0
    Accrued warranties and product liability....................................       82.0              86.0
    Other current liabilities...................................................      324.7             329.2
                                                                                ----------------- -----------------
        Total current liabilities...............................................    1,159.5           1,106.2
  Non-current liabilities
    Long-term debt, less current portion........................................    1,457.4           1,487.1
    Other.......................................................................      262.4             263.2

  Commitments and contingencies

  Stockholders' equity
    Common stock, $.01 par value - authorized 150.0 shares; issued 49.2
      and 48.6 shares at March 31, 2003 and December 31, 2002, respectively.....        0.5               0.5
    Additional paid-in capital..................................................      782.9             772.7
    Retained earnings...........................................................       79.9              67.4
    Accumulated other comprehensive income (loss)...............................      (44.8)            (53.6)
    Less cost of shares of common stock in treasury - 1.2 shares at
      March 31, 2003 and December 31, 2002......................................      (17.8)            (17.8)
                                                                                ----------------- -----------------
        Total stockholders' equity..............................................      800.7             769.2
                                                                                ----------------- -----------------

  Total liabilities and stockholders' equity....................................$   3,680.0       $   3,625.7
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

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   -----------------------------
                                                                                        2003         2002
                                                                                   --------------- -------------
 Operating Activities
    Net income (loss).............................................................  $     12.5     $  (107.2)
    Adjustments to reconcile net income (loss) to cash provided by (used in)
      operating activities:
         Depreciation.............................................................        12.9           6.9
         Amortization.............................................................         2.7           1.4
         Impairment charges and asset write downs.................................         1.7         113.4
         Gain on sale of fixed assets.............................................        (0.5)        ---
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................        (9.3)        (53.3)
           Inventories............................................................        40.4         (12.0)
           Trade accounts payable.................................................        59.1          34.3
           Other, net.............................................................        (4.6)          2.0
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................       114.9         (14.5)
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................        (8.5)        (72.5)
    Capital expenditures..........................................................        (8.6)         (5.9)
    Proceeds from sale of assets..................................................         2.6           0.4
                                                                                    -------------- -------------
              Net cash used in investing activities...............................       (14.5)        (78.0)
                                                                                    -------------- -------------


 Financing Activities
    Principal borrowings (repayments) of long-term debt...........................        (1.5)          0.7
    Net borrowings (repayments) under revolving line of credit agreements.........       (22.5)          1.6
    Other.........................................................................       (11.6)         (0.3)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................       (35.6)          2.0
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         2.9          (1.1)
                                                                                    -------------- -------------


 Net Increase (Decrease) in Cash and Cash Equivalents.............................        67.7         (91.6)

 Cash and Cash Equivalents at Beginning of Period.................................       352.2         250.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $    419.9     $   158.8
                                                                                    ============== =============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Cash and cash equivalents at March 31, 2003 and December 31, 2002 include $13.7 and $4.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recent Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets," was issued in October 2001. SFAS No. 144 became effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard has not materially changed the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional items being reported as discontinued operations in the future. Refer to Note E - "Restructuring and Other Charges" for information on the recognition of impairment losses.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and became effective for the Company on January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 will result in the Company reporting most gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there will be no effect on the Company's net income or loss. Prior period amounts will be reclassified.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 became effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under previous accounting principles, a liability for an exit cost would be recognized at the date of an entity's commitment to an exit plan. Adoption of SFAS No. 146 has been applied prospectively and has not had a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligations under certain guarantees. The disclosure provisions of FIN 45 were effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The application of FIN 45 has not had a material impact on the Company's consolidated financial position or results of operations.

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which is effective for the Company on July 1, 2003 for any existing entities and to any variable interest entities created after January 31, 2003. A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company is currently evaluating the provisions of FIN 46 to determine its impact on the Company's consolidated financial position or results of operations.

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

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial position or results of operations.

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

The following table summarizes the changes in the aggregate product warranty liability:

                                                           Three Months Ended
                                                             March 31, 2003
                                                           --------------------
    Balance at beginning of period.........................$      59.1
    Accruals for warranties issued during the period........      13.3
    Changes in estimates....................................       0.1
    Settlements during the period...........................     (14.2)
    Foreign exchange effect.................................       0.9
                                                            --------------------
    Balance at end of period...............................$      59.2
                                                            ====================

Stock-Based Compensation. At March 31, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      For the Three Months
                                                        Ended March 31,
                                                  ----------------------------
                                                      2003           2002
                                                  -------------- -------------
 Reported net income (loss)...................... $   12.5       $  (107.2)

 Deduct:  Total  stock-based   employee
  compensation  expense determined  under fair
  value  based  methods  for all awards,
  net of related income tax effects..............     (1.1)           (0.7)
                                                  -------------- -------------

 Pro forma net income (loss)..................... $   11.4       $  (107.9)
                                                  ============== =============

 Per common share:
  Basic:
     Reported net income (loss).................. $    0.26      $    (2.82)
                                                  ============== =============
     Pro forma net income (loss)................. $    0.24      $    (2.84)
                                                  ============== =============

  Diluted:
     Reported net income (loss).................. $    0.26      $    (2.77)
                                                  ============== =============
     Pro forma net income (loss)................. $    0.23      $    (2.79)
                                                  ============== =============

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: dividend yields of 0% and 0%; expected volatility of 51.24% and 51.24%; risk-free interest rates of 4.90% and 5.42%; and expected life of 9.7 years and
9.6 years. The aggregate fair value of options granted during the three months ended March 31, 2003 and 2002 for which the exercise price equals the market price on the grant date was $4.5 and $2.5 respectively. The weighted average fair value at date of grant for options granted during the three months ended March 31, 2003 and 2002, was $7.59 and $14.71. per share, respectively.

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

NOTE B -- ACQUISITIONS

On February 14, 2003, the Company completed the acquisition of Commercial Body Corporation ("Commercial Body"). Commercial Body, headquartered in San Antonio, Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 600 thousand shares of Common Stock and paid $4.5 cash, subject to adjustment. One of such adjustments may require the Company to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Commercial Body acquisition, the Common Stock is not trading on the New York Stock Exchange at a price at least 50% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $3.4. At the time of Terex's acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. ("Combatel"). The remaining 50% of Combatel was owned by Terex and prior to the acquisition had been accounted for under the equity method of accounting. Commercial Body and Combatel are included in the Terex Roadbuilding, Utility Products and Other segment.

The operating results of Commercial Body and Combatel are included in the Company's consolidated results of operations since February 14, 2003 (date of acquisition).

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisitions of Commercial Body and Combatel. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position, operations or cash flows. The Company may revise its preliminary allocations as additional information is obtained. The Company is in the process of evaluating various alternatives to integrate the activities of Commercial Body and Combatel into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives could impact the acquired businesses or existing businesses, and the Company intends to finalize its plans by June 30, 2003. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

On September 18, 2002, the Company completed the acquisition of Genie Holdings, Inc. and its affiliates ("Genie"), a global manufacturer of aerial work platforms (the "Genie Acquisition"). The Company initiated the Genie Acquisition as an opportunity to diversify its product offering with the addition of a complete line of aerial work platforms with a strong global brand and significant market share. The Genie Acquisition was also intended to provide operational and marketing synergies and cost savings, such as allowing the Genie product line to expand the reach of its distribution through the Company's existing sales base, particularly in Europe. Genie is included in the Terex Aerial Work Platforms segment.

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                       Pro Forma for the
                                                      Three Months Ended
                                                        March 31, 2002
                                                      -------------------
Net sales.............................................$     725.9
Income from operations................................$      36.4
Income (loss) before cumulative effect of change in
  accounting principle................................$       4.7
Income (loss) before cumulative effect of change in
  accounting principle, per share:
    Basic.............................................$       0.11
    Diluted...........................................$       0.11

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the period indicated, nor does it purport to represent the results of operations for future periods.

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

The EarthKing reporting unit, a component of the Terex Roadbuilding, Utility Products and Other segment, was also determined to have a carrying value in excess of its projected discounted cash flow. EarthKing was created to provide web based procurement services and complimentary products and services. Several businesses in which EarthKing invested were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, which substantially reduced its value. A goodwill impairment of $0.3 ($0.3, net of income taxes) was recorded.

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

The adjustment from the adoption of SFAS No. 142, an impairment loss of $132.2 ($124.1, net of income taxes) was recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002.

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                      Terex
                                                                   Roadbuilding,       Terex
                                                                      Utility          Aerial
                                    Terex             Terex       Products and         Work
                                  Construction        Cranes          Other          Platforms      Terex Mining         Total
                                ---------------- ---------------- ---------------- ---------------- ---------------- ---------------
Balance at December 31, 2002... $    311.8       $    90.3        $   177.5        $    43.3        $   ---          $   622.9

Acquisitions...................      ---               3.2              6.8              1.4            ---               11.4
Foreign exchange effect........        0.6             0.3            ---              ---              ---                0.9
                                ---------------- ---------------- ---------------- ---------------- ---------------- ---------------

Balance at March 31, 2003...... $    312.4       $    93.8        $   184.3        $    44.7        $   ---          $   635.2
                                ================ ================ ================ ================ ================ ===============

The goodwill recognized for the acquisitions of Commercial Body, Combatel, Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") and Genie as of March 31, 2003 is not final, as the Company has not yet completed its valuation of their respective tangible and intangible assets.

The initial impairment test was performed as of January 1, 2002. The Company selected October 1 as the date for the required annual impairment test. The Company performed its last review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2002. At that time, the estimated fair value of each reporting unit exceeded the carrying value of each reporting unit. Therefore, goodwill was not considered to be impaired and no further analysis was required by SFAS No. 142. Subsequent impairment tests will be performed effective October 1 of each year and more frequently if circumstances warrant.

Business performance during the first quarter of 2003 in the Roadbuilding reporting unit has not yet met the expectations assumed by the Company when goodwill was last tested for impairment on October 1, 2002. Sales levels in the Roadbuilding reporting unit have not reached expected volumes, as funding levels for road construction remain weak. In addition, margins have been affected as competitors have priced products aggressively to maintain market share. As a result of these issues, cash flow generated in the Roadbuilding business has not yet met the Company's estimates. The Company has taken several actions to address this shortfall, including staff reductions and changes in management. The Company is closely monitoring the performance of this business and, if results do not approximate expectations, a re-assessment of the expected future performance of the Roadbuilding business will be undertaken. If such a review is required and indicates a significant, permanent reduction in expected cash flows, the Company may be required to record a goodwill impairment charge to reflect a decrease in fair value for the Roadbuilding business. If required, the results of this review will be reflected in the Company's June 30, 2003 financial statements.

NOTE D -- DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At March 31, 2003, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at March 31, 2003 was a loss of $2.0. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months ended March 31, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income
(loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At March 31, 2003, the Company had $154.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2008. The fair market value of these swaps at March 31, 2003 was a gain of $9.5, which is recorded in other non-current assets. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During March 2003 and December 2002, the Company exited interest rate swap agreements in the notional amount of $275.0 with maturities from 2008 through 2011 that converted fixed rate interest payments into variable rate interest payments. The Company received $13.4 upon exiting these swap agreements. These gains are being amortized over the original maturity and, combined with the market value of the swap agreements held at March 31, 2003, are offset by a $22.7 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At March 31, 2003, the Company had $158.5 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before March 1, 2004. The fair market value of these swaps at March 31, 2003 was a gain of $3.2. All of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

During the three months ended March 31, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At March 31, 2003, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $10.3, net of income taxes.

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                          Three Months Ended
                                               March 31,
                                        ------------------------
                                            2003       2002
                                       ------------- -----------
Balance at beginning of period.........$      2.1       (0.8)
Additional gains (losses)...............     (0.5)      (0.2)
Amounts reclassified to earnings........     (0.8)       0.1
                                       ------------- -----------
Balance at end of period...............$      0.8       (0.9)
                                       ============= ===========

NOTE E -- RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. During 2003 and 2002, the Company experienced declines in several markets. In addition, the Company's recent acquisitions have created product, production and selling and administrative overlap with existing businesses. In response to changing market demand and to optimize the impact of recently acquired businesses, the Company has initiated the restructuring programs described below. For further information on restructuring programs initiated prior to 2002, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

There have been no material changes relative to the initial plans established by the Company for the restructuring activities discussed below. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

2003 Programs

In the first quarter of 2003, the Company recorded a charge of $0.7 related to restructuring at its CMI Terex facility in Oklahoma City, Oklahoma. Due to the continued poor performance in the roadbuilding business, the Company reduced employment by approximately 146 employees at its CMI Terex facility. As of March 31, 2003, none of the employees had ceased employment with the Company. The program is expected to be completed by June 30, 2003. CMI Terex is included in the Terex Roadbuilding, Utility Products and Other Segment.

Also in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company's North American crane business, the Terex-RO facility will be closed and the production currently performed at that facility will be consolidated into the Company's hydraulic crane production facility in Waverly, Iowa. The program will reduce employment by approximately 50 employees and is expected to be completed by June 30, 2003. None of the 50 employees had ceased employment with the Company as of March 31, 2003. Booms for the Terex-RO product are already made in the Waverly facility; accordingly, no production problems are anticipated in connection with this consolidation. Terex-RO is included in the Terex Cranes Segment.

The Company recorded a charge of $1.5 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $1.5 charge is for non-cash closure costs and has been recorded in cost of sales. EarthKing is included in the Terex Roadbuilding, Utility Products and Other Segment. The program is expected to be completed by June 30, 2003.

These projects are expected to reduce annual operating costs by approximately $8 when fully implemented.

Additionally, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8. This write-down was reported in "Other income (expense) - net."

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

In the second quarter of 2002, the Company announced that its mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company recorded a charge of $4.2 related to the Tulsa closure. The closure was in response to continued weakness in demand for the Company's large mining trucks. Demand for large mining trucks is closely related to commodity prices, which have been declining in real terms over recent years. Approximately $1.0 of this charge related to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remaining $1.0 of the cost accrued related to the Tulsa building closure costs and occupancy costs expected to be incurred after production is ended.

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provides pressurized containers to the shipping industry. The business, acquired as part of the Powerscreen acquisition in 1999, is part of the Company's Construction segment and is not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business has faced declining demand over the past few years and, as it is not integral to the Construction business, the Company has scheduled the closure of the business by the end of the third quarter 2003. This will reduce employment by approximately 137 positions. As of March 31, 2003, 58 employees had ceased employment with the Company.
o The consolidation of several Terex Construction segment facilities in the U.K. The Company is in the process of consolidating several compact equipment production facilities into a single location in Coventry, England. The Company will move the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation will reduce total employment by approximately 269 and is expected to be completed by the end of 2003. As of March 31, 2003, nine employees had ceased employment with the Company.
o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Mining and Construction segments. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company expects to complete this process by June 30, 2003.
o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business has been negatively impacted by reduced demand from large rental customers who are undergoing financial difficulties. This has resulted in reduced demand and a deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program will reduce employment by 47 and is expected to be completed by June 30, 2003. As of March 31, 2003, 47 employees had ceased employment with the Company.
o The elimination of the Standard Havens portable hot mix asphalt product. The Company performed marketing and engineering analysis that indicated that the Standard Havens product line did not meet current customer expectations. As a result, the Company opted to discontinue the Standard Havens portable hot mix asphalt product. The Company recorded a charge of $1.8 to write-down the discontinued inventory. The program was completed prior to December 31, 2002. The Standard Havens product line was part of the Terex roadbuilding group in the Terex Roadbuilding, Utility Products and Other segment.
o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and expects to pay remaining severance by December 31, 2003.
o The elimination of the rotating telehandler product in North America by the Terex Construction segment. It was determined that the product, although popular in Europe as a multi-purpose machine, was not gaining customer acceptance in North America. The Company recorded a charge of $0.7 to write-down the rotating telehandler inventory in North America. The program was completed prior to December 31, 2002.

In the first quarter of 2003, the Company recorded an additional $0.6 of charges relating to programs begun in 2002. These period charges primarily related to facility closure costs and were consistent with the initial restructuring plans established by the Company.

These 2002 programs are expected to reduce operating costs by approximately $27 when fully implemented in 2004.

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:

                                              Employee
                                            Termination       Asset        Facility
                                               Costs        Disposals     Exit Costs         Other            Total
                                           --------------  ------------  --------------  ---------------   -------------

       Accrued restructuring charges
         at December 31, 2002.......... $      9.7         $ ---         $    2.4        $    1.4          $   13.5
       Restructuring charges...........        1.0             1.7            0.3             0.1               3.1
       Cash expenditures...............       (1.9)          ---             (0.3)           (0.1)             (2.3)
       Non-cash write-offs.............      ---              (1.7)          (0.1)          ---                (1.8)
                                           --------------  ------------  --------------  ---------------   -------------

       Accrued   restructuring  charges
         at March 31, 2003............. $      8.8         $ ---         $    2.3        $    1.4          $   12.5
                                           ==============  ============  ==============  ===============   =============

In aggregate, the restructuring charges described above incurred during the three months ended March 31, 2003 and 2002 were included in cost of goods sold ($2.8 and $1.2) and selling, general and administrative expenses ($0.3 and $0.0), respectively.

Demag and Genie Acquisition Related Projects

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisition of Demag and Genie in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002 related to the acquisition of Demag consist of:

o The elimination of certain PPM branded 3, 4 and 5 axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau are scheduled to be reduced by approximately 141 employees during the first half of 2003. As of March 31, 2003, 51 employees had ceased employment with the Company. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products.
o The closure of the Company's existing crane distribution center in Germany. Prior to the acquisition of Demag, the Company distributed mobile cranes under the PPM brand from a facility in Dortmund, Germany. The acquisition of Demag provided an opportunity to consolidate distribution and reduce the overall cost to serve customers in Germany. The Company recorded a charge of $2.5, of which $0.7 was for severance, $1.2 was for inventory write-downs, and $0.6 for lease termination costs. Eleven employees will be terminated as a result of these actions. As of March 31, 2003, three employees had ceased employment with the Company. The Company expects this to be completed by June 30, 2003.
o The rationalization of certain crawler crane products sold under the American Crane brand in the United States. The acquisition of Demag created an overlap with certain large crawler cranes produced in the Company's Wilmington, North Carolina facility. Certain cranes produced in the North Carolina facility will be rated for reduced lifting capacity and marketed to a different class of user. This change in marketing strategy, triggered by the acquisition of Demag, negatively impacted inventory values. The Company recorded a charge of $3.2 associated with the write down of inventory. The Company expects to complete the sale of such inventory by June 30, 2003.
o In addition, the acquisition of Demag created an overlap of small, mobile cranes marketed for use in urban work places. As a result, the Company opted to cease production of this style of crane, produced under license from another company, and replace them with cranes produced by Demag. As a result of this decision, a charge of $1.8 was recorded to terminate the license agreement.

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

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                       Employee
                                     Termination         Asset      Facility
                                        Costs         Disposals    Exit Costs        Other             Total
                                    --------------   ------------  ------------  ---------------   -------------

Accrued restructuring charges at
  December 31, 2002...............$      5.1         $   ---       $    0.6      $     0.3         $    6.0
Restructuring charges.............     ---               ---          ---            ---              ---
Cash expenditures.................      (1.4)            ---          ---            ---               (1.4)
Non-cash write-offs...............     ---               ---          ---            ---              ---
                                    --------------   ------------  ------------  ---------------   -------------

Accrued restructuring charges at
   March 31, 2003.................$      3.7         $   ---       $    0.6      $     0.3         $    4.6
                                    ==============   ============  ============  ===============   =============

NOTE F -- INVENTORIES

Inventories consist of the following:

                                                 March 31,        December 31,
                                                   2003              2002
                                              -----------------  ---------------
Finished equipment..........................  $    433.2         $   437.2
Replacement parts...........................       237.6             225.0
Work-in-process.............................       209.0             225.5
Raw materials and supplies..................       199.2             218.6
                                              -----------------  ---------------

Inventories.................................  $  1,079.0         $ 1,106.3
                                              =================  ===============

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                               March 31,        December 31,
                                                  2003              2002
                                            ----------------- ------------------
Property...................................  $       41.7     $     43.0
Plant......................................         177.5          173.4
Equipment..................................         197.0          197.6
                                             ---------------- ------------------
                                                    416.2          414.0
Less:  Accumulated depreciation............        (111.7)        (104.6)
                                             ---------------- ------------------
Net property, plant and equipment..........  $      304.5     $    309.4
                                             ================ ==================

NOTE H -- INVESTMENT IN JOINT VENTURE

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Prior to the Company's acquisition of Genie, Genie had contributed $5.3 in cash in exchange for its ownership interest in GFSH B.V. During January 2003, Genie contributed an additional $0.8 in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of March 31, 2003, the joint venture's total assets were $119.4 and consisted primarily of financing receivables and lease related equipment; total liabilities were $106.2 and consisted primarily of debt payable to the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of March 31, 2003 the maximum exposure to loss under these guarantees is approximately $7. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

As defined by FIN 46, GFSH B.V. is a variable interest entity. For entities created prior to February 1, 2003, FIN 46 requires the application of its provisions effective July 1, 2003. Based on the legal and operating structure of GFSH B.V., it is reasonably possible that the Company will consolidate the results of GFSH B.V. in future financial statements. However, the Company also is evaluating possible changes to the operating structure of GFSH B.V. that would result in GFSH B.V. continuing to be accounted for under the equity method.

NOTE I -- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms typically range up to 60 months. The cost of equipment subject to operating leases was approximately $169 at March 31, 2003. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $54.9 at March 31, 2003. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at March 31, 2003, representing a contingent liability under the limited recourse provisions.

During 2002 and 2001, domestically and globally, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $41.9 credit risk and a $35.3 residual risk at March 31, 2003.

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

NOTE K-- EARNINGS PER SHARE

                                                                      Three Months Ended March 31,
                                                                   (in millions, except per share data)
                                               -------------------------------------------------------------------------------
                                                                2003                                   2002
                                               --------------------------------------- ---------------------------------------
                                                                           Per-Share                              Per-Share
                                                    Income      Shares      Amount       Income         Shares      Amount
                                               ------------- ------------ ------------ ------------- ------------ ------------

   Income before cumulative effect of
    change in accounting principle.............$    12.5        47.8      $  0.26      $   6.2           38.0     $   0.16

  Effect of dilutive securities
   Stock Options...............................    ---           0.5                     ---              0.6
   Contingently issuable shares for
    acquisitions...............................    ---           0.7                     ---            ---
   Equity Rights...............................    ---         ---                       ---              0.1
                                               ------------- ------------ ------------ ------------- ------------ ------------
  Income before cumulative effect of
   change in accounting principle - diluted....$    12.5        49.0      $  0.26      $   6.2           38.7     $   0.16
                                               ============= ============ ============ ============= ============ ============

Options to purchase 2,169 thousand and 693 thousand shares of Common Stock during the three months ended March 31, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted earnings per share. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in Note B - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 772 thousand and 74 thousand shares for the three months ended March 31, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share.

NOTE L -- STOCKHOLDERS' EQUITY

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

                                                     For the Three Months
                                                        Ended March 31,
                                              ---------------- ----------------
                                                   2003             2002
                                              ---------------- ----------------
   Net income (loss)..........................$    12.5        $  (107.2)
   Other comprehensive income:
        Translation adjustment................     10.1             (5.9)
        Pension liability adjustment..........    ---              ---
        Derivative hedging adjustment.........     (1.3)            (0.1)
        Debt and equity securities adjustment.    ---              ---
                                              ---------------- ----------------
    Comprehensive income (loss)...............$    21.3        $  (113.2)
                                              ================ ================

As disclosed in "Note B - Acquisitions",  the Company also issued  approximately
0.6 million shares of its Common Stock during the three months ended March 31, 2003 in connection with the acquisition of Commercial Body.

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

The Company's outstanding letters of credit totaled $87.5 at March 31, 2003. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company has a letter of credit outstanding covering losses related to a former subsidiary's worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs alleged that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs alleged that the Company was liable for conversion and unjust enrichment as the result of its purchase of the shares of the mining shovel subsidiary O&K Mining GmbH from O&K AG, and were claiming restitution of a 25% interest in O&K Mining GmbH and monetary damages. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that expressed the foreign policy interests of the United States in dismissal of the case. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court. On April 21, 2003 the plaintiffs voluntarily dismissed the action against the Company.

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. During the first quarter of 2003, amounts previously paid for the litigation were returned to the Company. As a result, the Company recorded $2.4 of income in "Other income (expense) - net" in the Condensed Consolidated Statement of Operations during the first quarter of 2003.

Credit Guarantees
-----------------

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

As of March 31, 2003, the Company's maximum exposure to such credit guarantees is $297.2. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees
-------------------------------------

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $35.3 at March 31, 2003. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions pertain to the functionality and state of repair of the machine. As of March 31, 2003, the Company's maximum exposure to buyback guarantees is $35.1. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

NOTE N -- BUSINESS SEGMENT INFORMATION

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

The results of businesses acquired during 2003 and 2002 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months ended March 31, 2003 and 2002. Business segment information is presented below:

                                                     For the Three Months
                                                        Ended March 31,
                                                      -------      -------
                                                       2003          2002
                                                      -------      -------
Sales
  Terex Construction ................................$ 326.1      $ 264.3
  Terex Cranes ......................................  237.9        135.1
  Terex Roadbuilding, Utility Products and Other ....  158.1        132.6
  Terex Aerial Work Platforms .......................  139.3        ---
  Terex Mining ......................................   80.0         65.3
  Eliminations/Corporate ............................  (13.7)       (15.3)
                                                      -------      -------
    Total ...........................................$ 927.7      $ 582.0
                                                      =======      =======

Income (Loss) from Operations
  Terex Construction ................................$  14.7      $  15.5
  Terex Cranes ......................................    6.8          7.3
  Terex Roadbuilding, Utility Products and Other ....    1.4          8.4
  Terex Aerial Work Platforms .......................   15.3        ---
  Terex Mining ......................................    4.6          1.6
  Eliminations/Corporate ............................   (1.5)        (1.3)
                                                      -------      -------
    Total ...........................................$  41.3      $  31.5
                                                      =======      =======

                                                     March 31,     December 31,
                                                       2003           2002
                                                  -------------- ---------------
Identifiable Assets
  Terex Construction..............................$   1,334.3      $ 1,326.6
  Terex Cranes....................................      912.1          937.9
  Terex Roadbuilding, Utility Products and Other..      648.3          602.7
  Terex Aerial Work Platforms.....................      456.0          469.9
  Terex Mining....................................      330.4          330.4
  Corporate.......................................    1,917.9        1,895.8
  Eliminations....................................   (1,919.0)      (1,937.6)
                                                  -------------- ---------------
    Total.........................................$   3,680.0      $ 3,625.7
                                                  ============== ===============


NOTE O -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of March 31, 2003, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., PPM Cranes, Inc., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc., CMI Terex Corporation, CMI Dakota Company, CMIOIL Corporation, Product Support, Inc., Schaeff, Inc., Fuchs Terex, Inc., Telelect Southeast Distribution, Inc., Utility Equipment, Inc., Terex Advance Mixer, Inc., Terex Utilities, Inc., Genie Holdings, Inc., Genie Access Services, Inc., Genie Industries, Inc., Genie Financial Services, Inc., GFS National, Inc., Genie Manufacturing, Inc., Genie China, Inc., Genie International, Inc., Lease Servicing & Funding Corp., GFS Commercial LLC, Go Credit Corporation, Combatel Distribution, Inc., Commercial Body Corporation, and Terex Financial Services, Inc. Prior to December 2002, PPM Cranes, Inc. was 92.4% owned by Terex. In December 2002, the Company acquired the remaining minority interest in the equity of PPM Cranes, Inc. The 2003 results include PPM Cranes, Inc. with the Wholly-owned Guarantors; for 2002, PPM Cranes, Inc. is provided under a separate column. All of the guarantees are full and unconditional.

No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 8-7/8% Notes and the 9-1/4% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors, PPM Cranes, Inc. (for 2002) and the Non-guarantor Subsidiaries. The results of businesses acquired during 2003 and 2002 are included from the dates of their respective acquisitions.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net sales.............................. $   64.3       $   342.1     $   568.3     $   (47.0)     $    927.7
  Cost of goods sold...................     60.9           296.5         487.6         (47.0)          798.0
                                         ------------- ------------- ------------- -------------- ---------------
Gross profit...........................      3.4            45.6          80.7         ---             129.7
  Selling, general & administrative
  expenses.............................      5.8            30.4          52.2         ---              88.4
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) from operations..........     (2.4)           15.2          28.5         ---              41.3
  Interest income......................      0.3             0.2           1.2         ---               1.7
  Interest expense.....................     (6.9)           (6.5)        (12.5)        ---             (25.9)
  Income (loss) from equity investees..     18.3           ---           ---           (18.3)          ---
  Other income (expense) - net.........     (1.8)           (0.8)          2.9         ---               0.3
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) before income taxes and
  cumulative effect of change in
   accounting principle................      7.5             8.1          20.1         (18.3)           17.4
  Benefit from (provision for) income
   taxes...............................      5.0            (3.2)         (6.7)        ---              (4.9)
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) cumulative effect of
  change in accounting principle.......     12.5             4.9          13.4         (18.3)           12.5
Cumulative effect of change in
  accounting principles ...............    ---             ---           ---           ---             ---
                                         ------------- ------------- ------------- -------------- ---------------

Net income (loss)...................... $   12.5       $     4.9     $    13.4     $   (18.3)     $     12.5
                                         ============= ============= ============= ============== ===============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor     Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- ------------- -------------- -----------------
Net sales............................... $   69.9      $  213.7      $   5.9       $ 361.3       $   (68.8)     $    582.0
   Cost of goods sold...................     68.6         183.7          5.5         302.5           (69.6)          490.7
                                         ------------- ------------- ------------- ------------- -------------- -----------------
Gross profit............................      1.3          30.0          0.4          58.8             0.8            91.3
   Selling, general & administrative
     expenses...........................      6.3          18.5          0.4          34.6           ---              59.8
                                         ------------- ------------- ------------- ------------- -------------- -----------------
Income (loss) from operations...........     (5.0)         11.5        ---            24.2             0.8            31.5
  Interest income.......................      0.4          (0.1)       ---             0.5           ---               0.8
  Interest expense......................    (10.5)         (2.3)        (0.7)         (8.5)          ---             (22.0)
  Income (loss) from equity investees...    (90.8)        ---          ---           ---              90.8           ---
  Other income (expense) - net..........     (0.8)         (0.1)       ---            (0.3)          ---              (1.2)
                                         ------------- ------------- ------------- ------------- -------------- -----------------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle..................   (106.7)          9.0         (0.7)         15.9            91.6             9.1
  Provision for income taxes............     (0.5)        ---          ---            (2.4)          ---              (2.9)
                                         ------------- ------------- ------------- ------------- -------------- -----------------

Income  (loss) before  cumulative  effect
  of change in accounting principle.....   (107.2)          9.0         (0.7)         13.5            91.6             6.2
Cumulative effect of change in
   accounting principle.................    ---           (18.4)       ---           (95.0)          ---            (113.4)
                                         ------------- ------------- ------------- ------------- -------------- -----------------

Net income (loss)....................... $ (107.2)     $   (9.4)     $  (0.7)      $ (81.5)      $    91.6      $   (107.2)
                                         ============= ============= ============= ============= ============== =================

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
(in millions)


                                                           Wholly-         Non-
                                             Terex          Owned       Guarantor   Intercompany
                                          Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     152.2   $       3.9   $    263.8    $    ---      $     419.9
     Trade receivables - net............        23.4         207.8        366.6         ---            597.8
     Intercompany receivables...........        21.5           9.1         26.9         (57.5)         ---
     Net inventories....................       104.7         329.6        626.9          17.8        1,079.0
     Other current assets...............        30.3          33.2         94.7         ---            158.2
                                         ------------- ------------- ------------- ------------- -------------
       Total current assets.............       332.1         583.6      1,378.9         (39.7)       2,254.9
   Property, plant & equipment - net....         7.7         122.5        174.3         ---            304.5
   Investment in and advances to
     (from)   subsidiaries..............       853.0        (401.4)      (380.1)        (71.5)         ---
   Goodwill - net.......................        (9.8)        292.9        352.1         ---            635.2
   Other assets - net...................       129.3         161.7        194.4         ---            485.4
                                         ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,312.3   $     759.3   $  1,719.6    $   (111.2)   $   3,680.0
                                         ============= ============= ============= ============= =============

Liabilities and stockholders' equity (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.5   $      33.2   $     37.7    $    ---      $      71.4
     Trade accounts payable.............        29.5         150.9        417.1         ---            597.5
     Intercompany payables..............        25.2          19.1         13.2         (57.5)         ---
     Accruals and other current
       liabilities......................        69.1          92.7        328.8         ---            490.6
                                         ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       124.3         295.9        796.8         (57.5)       1,159.5
   Long-term debt less current portion..       334.3         384.3        738.8         ---          1,457.4
   Other long-term liabilities..........        53.0          45.4        164.0         ---            262.4
   Stockholders' equity (deficit).......       800.7          33.7         20.0         (53.7)         800.7
                                         ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit).....................  $  1,312.3   $     759.3   $  1,719.6    $   (111.2)   $   3,680.0
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(in millions)

                                                          Wholly-         Non-
                                             Terex         Owned        Guarantor   Intercompany
                                          Corporation    Guarantors   Subsidiaries  Eliminations Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     134.0   $       6.2   $    212.0    $    ---      $     352.2
     Trade receivables - net............        45.7         189.8        343.1         ---            578.6
     Intercompany receivables...........        13.4           6.7         14.4         (34.5)         ---
     Net inventories....................       101.1         324.9        645.6          34.7        1,106.3
     Other current assets...............        41.1          54.6         88.3         ---            184.0
                                         ------------- ------------- ------------- ------------- -------------
       Total current assets.............       335.3         582.2      1,303.4           0.2        2,221.1
   Property, plant & equipment - net....         7.4         128.0        174.0         ---            309.4
   Investment in and advances to (from)
     subsidiaries.......................       818.0        (520.9)      (237.2)        (59.9)         ---
   Goodwill - net.......................        (9.8)        284.7        348.0         ---            622.9
   Other assets - net...................       140.0         144.7        187.6         ---            472.3
                                         ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,290.9   $     618.7   $  1,775.8    $    (59.7)   $   3,625.7
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
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003
(in millions)

                                                          Wholly-         Non-
                                             Terex        owned        guarantor    Intercompany
                                          Corporation    Guarantors  Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in)
  operating activities.................. $   18.6      $    8.1      $   88.2      $    ---       $     114.9
                                         ------------- ------------- ------------- -------------  ---------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................    ---            (8.5)        ---             ---              (8.5)
  Capital expenditures..................     (0.4)         (1.2)         (7.0)          ---              (8.6)
  Proceeds from sale of assets..........    ---             0.9           1.7           ---               2.6
                                         ------------- ------------- ------------- -------------- ---------------
     Net cash provided by (used in)
     investing activities...............     (0.4)         (8.8)         (5.3)          ---             (14.5)
                                         ------------- ------------- ------------- -------------  ---------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt.......................    ---            (0.5)         (1.0)          ---              (1.5)
  Net borrowings  (repayments)  under
   revolving line of credit agreements..    ---            (1.1)        (21.4)          ---             (22.5)
  Other.................................    ---           ---           (11.6)          ---             (11.6)
                                         ------------- ------------- ------------- -------------- ---------------
    Net cash provided by (used in)
     financing activities...............    ---            (1.6)        (34.0)          ---             (35.6)
                                         ------------- ------------- ------------- -------------- ---------------
Effect of exchange rates on cash and
  cash equivalents......................    ---           ---             2.9           ---               2.9
                                         ------------- ------------- ------------- -------------- ---------------
Net (decrease) increase in cash and cash
  equivalents...........................     18.2          (2.3)         51.8           ---              67.7
Cash and cash  equivalents,  beginning of
  period................................    134.0           6.2         212.0           ---             352.2
                                         ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents, end of period $  152.2      $    3.9      $  263.8      $    ---       $     419.9
                                         ============= ============= ============= ============== ===============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
(in millions)

                                                            Wholly-                        Non-
                                              Terex         owned          PPM          guarantor      Intercompany
                                            Corporation    Guarantors   Cranes, Inc.   Subsidiaries    Eliminations   Consolidated
                                           ------------- ------------- --------------- -------------- --------------- -------------
Net cash provided by (used in)
   operating activities................    $    (57.2)   $     (0.4)   $    ---        $    43.1     $    ---         $   (14.5)
                                           ------------- ------------- --------------- -------------- --------------- -------------
Cash flows from investing activities
   Acquisition of businesses, net of
     cash acquired......................         (7.3)        ---           ---            (65.2)          ---            (72.5)
   Capital expenditures.................        ---            (1.9)        ---             (4.0)          ---             (5.9)
   Proceeds from sale of assets.........        ---             0.2         ---              0.2           ---              0.4
                                           ------------- ------------- --------------- -------------- --------------- -------------
       Net cash provided by (used in)
         investing activities...........         (7.3)         (1.7)        ---            (69.0)          ---            (78.0)
                                           ------------- ------------- --------------- -------------- --------------- -------------
Cash flows from financing activities
   Principal borrowings (repayments) of
      long-term debt....................        ---           ---           ---              0.7           ---              0.7
   Net borrowings (repayments) under
     revolving line of credit agreements        ---           ---           ---              1.6           ---              1.6
   Other................................        ---           ---           ---             (0.3)          ---             (0.3)
                                           ------------- ------------- --------------- -------------- --------------- -------------
      Net cash provided by (used in)
        financing activities............        ---           ---           ---              2.0           ---              2.0
                                           ------------- ------------- --------------- -------------- --------------- -------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---           ---             (1.1)          ---             (1.1)
                                           ------------- ------------- --------------- -------------- --------------- -------------
Net increase (decrease) in cash and cash
   equivalents..........................        (64.5)         (2.1)        ---            (25.0)          ---            (91.6)
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1           102.2           ---            250.4
                                           ------------- ------------- --------------- -------------- --------------- -------------

Cash and cash equivalents, end of period   $     79.7    $      1.8    $     0.1       $    77.2      $    ---        $   158.8
                                           ============= ============= =============== =============  =============== =============


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; and (iv) Terex Mining, and upon the acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; (iv) Terex Aerial Work Platforms; and (v) Terex Mining. All prior periods have been restated to reflect results based on these five business segments.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). Terex Construction products are currently marketed principally under the following brand names: Atlas Terex, Finlay, Fuchs Terex, Pegson, Powerscreen, Terex Benford, Terex Fermec, Terex Handlers, Terex Schaeff, Terex and TerexLift. These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. The Company acquired the Schaeff Group of Companies ("Schaeff"), including Fuchs-Bagger GmbH & Co. KG, on January 14, 2002. The results of Schaeff are included in the Terex Construction segment since its date of acquisition.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. Currently, Terex Cranes products are marketed principally under the following brand names: American, Atlas, Atlas Terex, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM, RO-Stinger and Terex. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. The Company acquired Demag Mobile Cranes GmbH and Co. KG and its affiliates ("Demag") on August 30, 2002. The results of Demag are included in the Terex Cranes segment since its date of acquisition. The Company also has an interest in Crane and Machinery, Inc. ("Crane & Machinery"). During 2002, the Company acquired from an unaffiliated financial institution outstanding loans owed by Crane & Machinery to that institution, and Crane & Machinery remains obligated to make payments to the Company pursuant to the terms of such loans. The combination of the Company's interest in Crane & Machinery and the rights of the Company under the loans to Crane & Machinery provide a basis for consolidation of Crane & Machinery's results with those of the Company. Accordingly, the results of Crane & Machinery are included in the results of the Terex Cranes segment since December 1, 2002.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards) and construction trailers, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Terex, Terex Advance Mixer, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines and trim trees. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment Co., Inc. ("Utility Equipment"), Telelect Southeast Distribution, Inc. ("Telelect Southeast"), Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel"). These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company acquired Utility Equipment on January 15, 2002, Telelect Southeast on March 26, 2002, certain assets and liabilities of Terex Advance Mixer, Inc. ("Advance Mixer") on April 11, 2002 and Commercial Body, including the remaining 50% of Combatel, on February 14, 2003. The results of Utility Equipment, Telelect Southeast, Advance Mixer, Commercial Body and Combatel are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie on September 18, 2002. The Terex Aerial Work

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

Restructuring

The Company has initiated numerous restructuring programs since 2001. These programs were initiated in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not negatively impacted operating results or the Company's liquidity. These initiatives are expected to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. For example, cost savings from projects initiated during 2002 and 2003 are expected to generate annual savings of approximately $43 million per year by 2004. See Note E - "Restructuring and Other Charges" in the Company's Condensed Consolidated Financial Statements for further information on the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

Three Months Ended March 31, 2003 Compared with the
Three Months Ended March 31, 2002
----------------------------------------------------

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended March 31, 2003 and 2002.


                                                          Three Months Ended
                                                              March 31,
                                                     ----------------------------   Increase
                                                         2003          2002        (Decrease)
                                                     ------------- -------------- -------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    326.1    $    264.3     $     61.8
   Terex Cranes......................................     237.9         135.1          102.8
   Terex Roadbuilding, Utility Products and Other....     158.1         132.6           25.5
   Terex Aerial Work Platforms.......................     139.3         ---            139.3
   Terex Mining......................................      80.0          65.3           14.7
   Eliminations/Corporate............................     (13.7)        (15.3)           1.6
                                                     ------------- -------------- -------------
     Total...........................................$    927.7    $    582.0     $    345.7
                                                     ============= ============== =============

GROSS PROFIT
   Terex Construction................................$     42.9    $     40.0     $      2.9
   Terex Cranes......................................      27.2          16.8           10.4
   Terex Roadbuilding, Utility Products and Other....      19.7          26.3           (6.6)
   Terex Aerial Work Platforms.......................      28.3         ---             28.3
   Terex Mining......................................      11.9           8.1            3.8
   Eliminations/Corporate............................      (0.3)          0.1           (0.4)
                                                     ------------- -------------- -------------
     Total...........................................$    129.7    $     91.3     $     38.4
                                                     ============= ============== =============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     28.2    $     24.5     $      3.7
   Terex Cranes......................................      20.4           9.5           10.9
   Terex Roadbuilding, Utility Products and Other....      18.3          17.9            0.4
   Terex Aerial Work Platforms.......................      13.0         ---             13.0
   Terex Mining......................................       7.3           6.5            0.8
   Eliminations/Corporate............................       1.2           1.4           (0.2)
                                                     ------------- -------------- -------------
     Total...........................................$     88.4    $     59.8     $     28.6
                                                     ============= ============== =============

INCOME FROM OPERATIONS
   Terex Construction................................$     14.7    $     15.5     $     (0.8)
   Terex Cranes......................................       6.8           7.3           (0.5)
   Terex Roadbuilding, Utility Products and Other....       1.4           8.4           (7.0)
   Terex Aerial Work Platforms.......................      15.3         ---             15.3
   Terex Mining......................................       4.6           1.6            3.0
   Eliminations/Corporate............................      (1.5)         (1.3)          (0.2)
                                                     ------------- -------------- -------------
     Total...........................................$     41.3    $     31.5     $      9.8
                                                     ============= ============== =============

Terex Consolidated

Total sales for the three months ended March 31, 2003 were $927.7 million, an increase of $345.7 million when compared to the same period in 2002. Businesses acquired after January 1, 2002, other than Schaeff (the "Recent Acquisitions"), contributed approximately $323 million of the increase in sales in 2003 when compared to 2002. Sales of large mining trucks and shovels sold by Terex Mining increased sales by $14.7 million in the first quarter of 2003 when compared to 2002 as the Mining segment experienced increased demand in South Africa and Australia. Sales in Terex Construction increased by $61.8 million in the first quarter of 2003 when compared to the first quarter of 2002. Sales growth in the Atlas Terex GmbH ("Atlas") and Schaeff businesses contributed to the increase in sales along with favorable exchange rates. Sales of roadbuilding products declined by over 23% in the first quarter of 2003 when compared to 2002 as a result of weak demand and pricing pressure as competitors have priced products aggressively to maintain market share. Sales of mobile cranes in North America decreased significantly in the first quarter of 2003 when compared to the same period in 2002. Weak construction demand and overcapacity in rental markets contributed to the decline in demand for mobile cranes in North America.

Gross profit for the three months ended March 31, 2003 was $129.7 million, an increase of $38.4 million when compared to the same period in 2002. The Recent Acquisitions contributed $48.9 million of the increase in gross profit in 2003 when compared to 2002. The Terex Mining segment's gross profit increased by $3.8 million in 2003 when compared to 2002 as a result of increased sales levels and the benefit of lower costs as a result of the closure of its Tulsa, Oklahoma truck production facility in the third quarter 2002. Gross profit in the Terex Construction segment increased by $2.9 million in the first quarter of 2003 when compared to the same period in 2002. Sales growth and the benefit of several cost reduction initiatives in the Atlas and Schaeff businesses accounted for approximately two-thirds of the increase in gross profit. Continued weak demand and depressed selling margins for roadbuilding products reduced gross profit in the Terex Roadbuilding, Utility Products and Other Segment by $6.6 million in the first quarter 2003 when compared to 2002.

Selling, General and Administrative expenses for the three months ended March 31, 2003 totaled $88.4 million, an increase of $28.6 million when compared to the same period in 2002. The Recent Acquisitions increased selling, general and administrative expense by $26.4 million in the first quarter 2003 when compared with the same period in 2002.

Income from operations for the three months ended March 31, 2003 totaled $41.3 million, an increase of $9.8 million when compared to the same period in 2002. The Recent Acquisitions increased income from operations by $22.5 million in the first quarter of 2003 when compared to the same period in 2002. Income from operations in the North American mobile crane business has been negatively impacted by weak construction demand and overcapacity in the crane rental market when compared to the first quarter of 2002. Income from operations in the roadbuilding businesses of the Terex Roadbuilding, Utility Products and Other segment fell by $4.2 million when compared to the same period in 2002. Demand for roadbuilding products has remained weak due to lower than expected funding levels for road construction. Income from operations in the Terex Mining segment increased by $3.0 million in the first quarter of 2003 when compared to the same period in 2002. Cost improvements from the closure of the Tulsa, Oklahoma truck production facility as well as higher sales volumes accounted for the majority of the increase.

Terex Construction

Sales in the Terex Construction segment increased by 23.4% to $326.1 million for the three months ended March 31, 2003 from $264.3 million for the comparable 2002 period. Sales of excavators and scrap handling machines under the Atlas and Schaeff brands increased for the three months ended March 31, 2003 when compared to the same period in 2002. Approximately one-third of the increase is due to the relative increase in the Euro exchange rate versus the U. S. Dollar. Sales of other construction products increased for the three months ended March 31, 2003 when compared to the same period in 2002 primarily as a result of the increase in the Euro and the British Pound exchange rates versus the U.S. Dollar. Sales of crushing and screening products increased for the three months ended March 31, 2003 when compared to the same period in 2002. In addition to benefiting from the favorable exchange rates, sales benefited from the continuing shift of customer preferences towards mobile crushing and screening products and away from stationary products.

Gross profit in the Terex Construction segment increased by $2.9 million or 7.3% for the three months ended March 31, 2003 from the comparable 2002 period. Gross profit in the Schaeff businesses declined slightly during the three months ended March 31, 2003 when compared to the same period in 2002, despite higher sales. Gross margins in the articulated dump truck business were unfavorably impacted by costs related to new product introduction. Gross margins in the crushing and screening business declined during the quarter ended March 31, 2003 when compared to 2002, in part due to the impact of exchange rates on U.S. Dollar denominated sales of products manufactured in the U. K.

Selling, General and Administrative expense in the Terex Construction segment increased by $3.7 million to $28.2 million during the three months ended March 31, 2003 when compared to the same period in 2002. A significant portion of the increase is due to the impact of foreign exchange as the majority of the Terex Construction segment businesses incur costs in Euro and British Pounds.

Operating profit in the Terex Construction segment fell by $0.8 million to $14.7 million for the three months ended March 31, 2003 when compared to the same period in 2002. Operating profit in the Schaeff and Atlas business increased during the first quarter 2003 when compared to 2002 as the businesses benefited from higher sales and the impact of cost reductions initiated during 2002. Operating profit for the crushing and screening businesses fell due to lower selling margins earned on the sale of new machines, as noted above. Operating profit in the articulated dump truck business fell due to lower selling margins earned on the sale of new trucks and increased warranty costs.

Terex Cranes

Total sales for the Terex Cranes segment increased by $102.8 million and totaled $237.9 million for the three months ended March 31, 2003 as compared to $135.1 million for the same period in 2002. Sales of Demag, acquired on August 30, 2002, and Crane & Machinery, consolidated since December 1, 2002, totaled $134.0 million. Sales of mobile cranes in North America decreased significantly relative to 2002. Demand for mobile cranes continues to be negatively impacted by weak construction activity and overcapacity in the rental markets.

Gross profit for the Terex Cranes segment increased by $10.4 million to $27.2 million for the three months ended March 31, 2003 as compared to $16.8 million for the same period in 2002. The majority of the increase was due to the acquisition of Demag. Included in the first quarter results for Demag is a charge of $2.1 million related to fair value accounting. The fair value adjustment relates to acquired inventory; no further fair value adjustments remain to be recognized as of March 31, 2003. Gross profit in the North American crane business fell in the first quarter of 2003 when compared to the same period in 2002. The decline in gross profit is related primarily to the drop in volume while the remainder is due to lower prices realized on the sale of both new machines and replacement parts.

Selling, General and Administrative expense in the Terex Cranes segment increased by $10.9 million to $20.4 million in the first quarter of 2003 when compared to the same period in 2002. Selling, General and Administrative expense from the Demag and Crane & Machinery businesses totaled $12.2 million, which largely accounts for the increase over the prior year period.

Operating profit for the Terex Cranes segment fell by $0.5 million to $6.8 million in the three months ended March 31, 2003 when compared to $7.3 million for the same period in 2002. Demag and Crane & Machinery contributed $4.0 million of operating profit in the first quarter of 2003. While operating profit in the North American cranes business declined significantly in the first quarter of 2003 when compared to 2002 as profits were depressed by continued weakness in construction markets in North America, the inclusion of Demag and Crane & Machinery partially offset the decline.

Terex Roadbuilding, Utility Products and Other

Sales in the Terex Roadbuilding, Utility Products and Other segment increased by $25.5 million to $158.1 million for the three months ended March 31, 2003 from $132.6 for the comparable 2002 period. Sales from Advance Mixer (acquired April 11, 2002), Telelect Southeast (acquired March 26, 2002) and Commercial Body (acquired February 14, 2003) totaled $37.6 million for the three months ended March 31, 2003. Sales of CMI Terex Corporation ("CMI Terex") and Cedarapids Inc., ("Cedarapids"), products declined approximately 23% during the three months ended March 31, 2003 when compared to the same period in 2002. Sales of asphalt and concrete paving products under these brand names have been weak over the past twelve months as anticipated improvements in state and federal funding for road construction have yet to materialize.

Gross profit in the Terex Roadbuilding, Utility Products and Other segment declined by $6.6 million to $19.7 million for the three months ended March 31, 2003 compared to $26.3 million for the comparable period in 2002. Gross profit from Advance Mixer, Telelect Southeast and Commercial Body totaled $3.3 million in the first quarter of 2003. During the first quarter of 2003, the Company recorded a loss on the shut down of its EarthKing e-commerce subsidiary. A total charge of $1.5 million was recognized in the first quarter results, reflecting the Company's expected net loss. During the first quarter of 2003, the Company eliminated approximately 146 positions at its CMI Terex business to adjust its workforce to expected business levels. The cost of this workforce reduction totaled $0.7 million and was recorded in the first quarter of 2003. During the first quarter of 2002, the Company recorded a charge of $1.2 million in gross profit to consolidate the Standard Havens hot mix asphalt plant production into its CMI Terex operation in Oklahoma City, Oklahoma. Gross profit in the Cedarapids and CMI Terex Roadbuilding businesses declined significantly during the three months ended March 31, 2003 when compared to 2002. The drop in margin related to lower selling margins for new machines, the impact of lower volumes on factory costs and lower sales volume. Gross profit in the light construction business increased during the three months ended March 31, 2003 when compared to the same period in 2002. The increase in gross profit is due in part to the consolidation of light tower production into the Rock Hill, North Carolina production facility initiated in 2002.

Selling, General and Administrative expense in the Terex Roadbuilding, Utility Products and Other segment increased by $0.4 million to $18.3 million in the three months ending March 31, 2003 when compared to the same period in 2002. The acquisition of Advance Mixer, Telelect Southeast and Commercial Body increased selling, general and administrative expense by $2.2 million. Costs in the CMI Terex business declined in the first quarter of 2003 as compared to 2002 due to the Company's continued attempt to size the business for anticipated demand.

Operating profit in the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2003 totaled $1.4 million, a reduction of $7.0 million from the same period in 2002. Operating profit increased by $1.1 million over the same period in 2002 as a result of the acquisition of Advance Mixer, Telelect Southeast and Commercial Body. Estimated costs related to the closure of the Company's EarthKing e-commerce subsidiary as well as the cost related to the workforce reduction at CMI Terex reduced profit by $2.2 million in the first quarter of 2003. During the first quarter of 2002, the Terex Roadbuilding, Utility Products and Other segment's operating profit included a $1.2 million charge related to the consolidation of its hot mix asphalt plant production facilities. Operating profit in the Cedarapids and CMI Terex roadbuilding businesses fell in the three months ending March 31, 2003 when compared to the same period in 2002. Continued weak demand for the products produced by the business account for the majority of the decline in profits. The Company has taken several actions to address the continued weak demand seen in the roadbuilding businesses. In addition, the Company is in the process of reviewing the long-term outlook for roadbuilding products and any potential impact this may have on the value of the assets of this business.

Business performance during the first quarter of 2003 in the Roadbuilding reporting unit has not yet met the expectations assumed by the Company when goodwill was last tested for impairment on October 1, 2002. Sales levels in the Roadbuilding reporting unit have not reached expected volumes, as funding levels for road construction remain weak. In addition, margins have been affected as competitors have priced products aggressively to maintain market share. As a result of these issues, cash flow generated in the Roadbuilding business has not yet met the Company's estimates. The Company has taken several actions to address this shortfall, including staff reductions and changes in management. The Company is closely monitoring the performance of this business and, if results do not approximate expectations, a re-assessment of the expected future performance of the Roadbuilding business will be undertaken. If such a review is required and indicates a significant, permanent reduction in expected cash flows, the Company may be required to record a goodwill impairment charge to reflect a decrease in fair value for the Roadbuilding business. If required, the results of this review will be reflected in the Company's June 30, 2003 financial statements.

Terex Aerial Work Platforms

Sales in the Terex Aerial Work Platform segment totaled $139.3 million for the three months ended March 31, 2003 and were approximately the same as sales during the same period in 2002.

Gross profit in the Terex Aerial Work Platform segment totaled $28.3 million for the three months ended March 31, 2003, or 20.3% of sales. Included in the gross profit of $28.3 million is a non-recurring reduction of gross profit of $0.7 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relate to acquired inventory. As of March 31, 2003, the remaining fair value adjustment in inventory was $0.1 million. The remaining fair value adjustment will be charged to cost of sales in 2003 as the associated inventory is sold to customers.

Selling, General and Administrative expense in the Terex Aerial Work Platforms segment totaled $13.0 million in the three months ended March 31, 2003, resulting in operating profit of $15.3 million (or 11.0% of sales). The operating profit margin at the Terex Aerial Work Platforms segment for the three months ended March 31, 2003 has improved from the Genie historical operating profit margin, reflecting the impact of global restructuring activities and cost control initiatives begun prior to acquisition by the Company as well as consolidation of additional domestic production facilities subsequent to the acquisition.

Terex Mining

Total sales for the Terex Mining segment increased by $14.7 million and totaled $80.0 million for the three months ended March 31, 2003 when compared to $65.3 million for the same period in 2002. Sales of the Terex Mining segment's large mining trucks and shovels increased in both South Africa and Australia. This increase was partially offset by continued weakness for large mining truck demand throughout the rest of the world.

Gross profit for the Terex Mining segment totaled $11.9 million, an increase of $3.8 million for the three months ended March 31, 2003 when compared to $8.1 million for the same period in 2002. The closure of the segment's Tulsa, Oklahoma production facility in the second quarter of 2002 reduced operating costs by approximately $1.5 million in the first quarter 2003 when compared to 2002. Gross profit earned in South Africa increased due to the favorable mix of products sold in the region. Gross profits in the German large shovel business improved due to a favorable mix of shovel models and improved spare parts margins.

Operating expense in the Terex Mining segment totaled $7.3 million for the three months ended March 31, 2003, an increase of $0.8 million when compared to the same period in 2002. The majority of the increase is due to the increase in the value of the Euro and South African Rand relative to the U. S. Dollar.

Operating profit for the Terex Mining segment increased by $3.0 million and totaled $4.6 for the three months ended March 31, 2003 when compared to the same period in 2002. Operating profit in North America increased by $1.6 million as a result of the closure of the Tulsa, Oklahoma facility. Operating profit in Germany and South Africa increased as a result of higher sales of new machines and favorable replacement part margins.

Net Interest Expense

During the three months ended March 31, 2003, the Company's net interest expense increased $3.0 million to $24.2 million from $21.2 million for the prior year period. The increase was due to the overall increase in bank debt used to finance acquisitions in 2002. The impact of increased net debt has been partially offset by more favorable interest rates on the Company's floating rate debt.

Other Income (Expense) - Net

Other income (expense) - net for the three months ended March 31, 2003 was income of $0.3 million as compared to an expense of $1.2 million for the prior year period. During the three months ended March 31, 2003, the Company recorded income of $2.4 million related to a favorable court judgment on appeal as the defendant in a patent infringement case. This income was partially offset by a loss of $0.8 million related to its internet e-commerce investments.

Cumulative Effect of Change in Accounting Principle

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in the three months ended March 31, 2002. See "Critical Accounting Policies," below, for additional information on these charges. This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Mining Segment) ($105.7 million, or $105.7 million, net of income taxes), and the Light Construction Group (Terex Roadbuilding, Utility Products and Other Segment) ($26.2 million, or $18.1 million, net of income taxes). This charge was partially offset by a one-time gain ($17.8 million, $10.7 million net of income taxes) recognized on January 1, 2002 in the Fermec Manufacturing Limited ("Fermec") business. The purchase price paid by the Company to acquire Fermec was less than the net assets acquired in the transaction. Prior to January 1, 2002, the difference was recorded as a deferred credit in goodwill. As required by SFAS No. 141, this credit balance was recognized as a cumulative effect adjustment on January 1, 2002.

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

The Company believes that the following are among its most significant accounting polices which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for a complete listing of the Company's accounting policies.

Inventories - Inventories are stated at the lower of cost or market value. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At March 31, 2003, reserves for excess and obsolete inventory totaled $37.4 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At March 31, 2003, reserves for potentially uncollectible accounts receivable totaled $19.6 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment as of March 31, 2003. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of March 31, 2003, the Company's maximum exposure to such credit guarantees is $297.2 million. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at March 31, 2003 is $35.3 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2003, the Company's maximum exposure pursuant to buyback guarantees is $35.1 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.0% to 7.0% for international plans at March 31, 2003. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.75% for U. S. plans and 5.75% to 6.0% for international plans at March 31, 2003. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 5.0% for U.S. plans and 3.75% to 4.25% for international plans at March 31, 2003. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At March 31, 2003 the Company had deferred tax assets of $197.5 million, net of valuation allowances. Income tax expense was $4.9 million for the three months ended March 31, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $114.9 million was provided by operating activities during the three months ended March 31, 2003. Reduced working capital needs provided approximately $90 million of cash. The Company defines working capital as the sum of accounts receivable and inventory less accounts payable. Net cash used in investing activities was $14.5 million during the three months ended March 31, 2003, primarily related to the acquisition of Commercial Body and capital expenditures. Net cash used in financing activities was $35.6 million during the three months ended March 31, 2003. In addition, the Company had $215.2 million available for borrowing under its revolving credit facilities at March 31, 2003. Therefore, total liquidity available to the Company at March 31, 2003 was approximately $635.1 million.

Including the February 2003 acquisition of Commercial Body and Combatel, since the beginning of 1995 Terex has invested approximately $1.9 billion to strengthen and expand its core businesses through more than 25 strategic acquisitions. Acquisitions and new product development have been important components of the Company's growth strategy. Although the Company may make additional acquisitions in the future, particularly those that would complement the Company's existing operations, the Company is currently focused on completing the integration of its recent acquisitions.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, debt repurchases and redemptions, issuances of equity, asset sales, including strategic dispositions of business units, or any combination thereof. On April 23, 2002, the Company issued approximately 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million. On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 million of term debt maturing in June 2009 and a revolving credit facility of $300 million that is available through June 2007. The facility also included provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility. On September 13, 2002, the Company consummated an incremental term loan borrowing of $210 million maturing in December 2009 under this facility to acquire Genie, to refinance some of Genie's debt and for other general corporate purposes. In addition to providing the Company with additional funds, the revised credit agreement also amended certain covenants and other provisions to allow the Company greater flexibility. This added flexibility included changes to increase the Company's ability to make acquisitions, participate in joint ventures and take other corporate actions. Adjustments were also made to financial covenant ratios, including the Company's consolidated total leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, that permit the Company to maintain additional debt for a longer period of time.

Additionally, in January 2002, March 2002, September 2002 and February 2003, the Company issued approximately 0.5 million shares, 0.3 million shares, 3.2 million shares and 0.6 million shares of its common stock in connection with the acquisition of Utility Equipment, Telelect Southeast, Genie and Commercial Body, respectively. The Company also sold approximately 1.3 million shares of its common stock for $17.3045 per share, or approximately $23 million in total, to certain former shareholders of Schaeff in January 2002. In each instance, the number of shares of common stock issued was determined based on the average price of the common stock on the New York Stock Exchange for a specified time period prior to the date of issuance.

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

The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants that require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive periodically. Maintaining compliance with these ratios depends on the future performance of the Company and the achievement of cost savings and earning levels anticipated in acquisitions. The Company is currently in compliance with its financial covenants under its bank credit facilities. The Company's ability to remain compliant with its covenants in the future is dependent on its ability to maintain its earnings, including its ability to generate cash flow from working capital reductions, realize cost savings at recently acquired units, realize the benefit of its restructuring programs and maintain an appropriate level of operating profits. The interest rates charged are subject to adjustment based on the Company's consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.29% at March 31, 2003.

The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage.

At March 31, 2003, the Company had outstanding letters of credit that totaled $87.5 million and had issued $297.2 million in guarantees of customer financing to purchase equipment, $35.3 million in residual value guarantees and $35.1 million in buyback guarantees.

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Prior to the Company's acquisition of Genie, Genie had contributed $5.3 million in cash in exchange for its ownership interest in GFSH B.V. During January 2003, Genie contributed an additional $0.8 million in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of March 31, 2003, the joint venture's total assets were $119.4 million and consisted primarily of financing receivables and lease related equipment; total liabilities were $106.2 million and consisted primarily of debt payable to the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of March 31, 2003, the maximum exposure to loss under these guarantees is approximately $7 million. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the South African Rand. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2003, the Company had foreign exchange contracts with a notional value of $158.5 million.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $75 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and approximately $79 million of capital leases. The floating rates are based on a spread of 3.69% to 4.50% over LIBOR. At March 31, 2003, the floating rates ranged between 4.95% and 5.83%.

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

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs alleged that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs alleged that the Company was liable for conversion and unjust enrichment as the result of its purchase of the shares of the mining shovel subsidiary O&K Mining GmbH from O&K AG, and were claiming restitution of a 25% interest in O&K Mining GmbH and monetary damages. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that expressed the foreign policy interests of the United States in dismissal of the case. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court. On April 21, 2003 the plaintiffs voluntarily dismissed the action against the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and became effective for the Company on January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 will result in the Company reporting most gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there will be no effect on the Company's net income or loss. Prior period amounts will be reclassified.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS No. 146 became effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under previous accounting principles, a liability for an exit cost would be recognized at the date of an entity's commitment to an exit plan. Adoption of SFAS No. 146 has been applied prospectively and has not had a material effect on the Company's consolidated financial position or results of operations.

In November 2002, the Financial Accounting Standard Board (the "FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FIN 34." FIN 45 extends the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligations under certain guarantees. The disclosure provisions of FIN 45 were effective for financial statements for periods ending after December 15, 2002. The provisions for initial recognition and measurement of guarantees are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The application of FIN 45 has not had a material impact on the Company's consolidated financial position or results of operations.

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

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which is effective for the Company on July 1, 2003 for any existing entities and to any variable interest entities created after January 31, 2003. A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company is currently evaluating the provisions of FIN 46 to determine its impact on the Company's consolidated financial position or results of operations.

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

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial position or results of operations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ------------------------------------------------------------------

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2003, the Company had foreign currency contracts with a notional value of $158.5 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $3.2 million at March 31, 2003.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the LIBOR. At March 31, 2003, approximately 50% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.4%.

At March 31, 2003, the Company had approximately $154 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.95% and 5.83% at March 31, 2003. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $9.5 million.

At March 31, 2003, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at March 31, 2003 would have increased interest expense by approximately $1 million in the three months ended March 31, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

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

PART II       OTHER INFORMATION
              -----------------

Item 1.       Legal Proceedings
              ------------------

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

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

On January 10, 2003, the Company issued 25,062 shares of its Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act") to a former employee of the Company in satisfaction of certain obligations of the Company owed to such former employee under the Company's 1999 Long Term Incentive Plan.

On February 14, 2003, the Company issued 600,000 shares of its Common Stock that were not registered under the Securities Act to the four stockholders of Commercial Body in connection with the merger of such company into a subsidiary of the Company.

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

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

Not applicable

Item 5.       Other Information
              -----------------

Not applicable.

Forward-Looking Information
---------------------------

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

     (b)  Reports on Form 8-K:

          During the quarter ended March 31, 2003, the Company filed or furnished the following Current Reports on Form 8-K:

          - A report on Form 8-K was filed on January 8, 2003 announcing the appointment of J. C. Watts, Jr. to the Company's Board of Directors.

          - A report on Form 8-K pursuant to Item 9 was furnished on January 24, 2003 announcing a conference call to be held on January 24, 2003 to detail fourth quarter 2002 restructuring charges, provide commentary on fourth quarter 2002 performance, and review the Company's operating outlook for 2003 by segment.

          - A report on Form 8-K pursuant to Item 9 was furnished on February 7, 2003 announcing a conference call to be held on February 20, 2003 to review the Company's year-end 2002 financial results.

          - A report on Form 8-K pursuant to Item 9 was furnished on February 20, 2003 providing a press release that announced and reviewed the Company's financial results for its fiscal year ended December 31, 2002.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TEREX CORPORATION
                                         -----------------
                                           (Registrant)


Date:  May 15, 2003                     /s/ Phillip C. Widman
                                            Phillip C. Widman
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date:  May 15, 2003                     /s/ Mark T. Cohen
                                            Mark T. Cohen
                                            Controller
                                            (Principal Accounting Officer)

                                  CERTIFICATION
                                  -------------



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



Date:  May 15, 2003


/s/ Ronald M. DeFeo
Ronald M. DeFeo
Chairman, President and
Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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



Date:  May 15, 2003


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

4.8 Seventh Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 31, 1998) (incorporated by reference to Exhibit 4.8 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

4.9 Eighth Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 31,
        1998).*

4.10 Indenture dated as of March 9, 1999 among Terex Corporation, the Guarantors named therein and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.4 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

4.11 First Supplemental Indenture, dated as of April 1, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
        Exhibit 4.8 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.12 Second Supplemental Indenture, dated as of July 30, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
        Exhibit 4.9 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.13 Third Supplemental Indenture, dated as of August 26, 1999, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
        Exhibit 4.11 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

4.14 Fourth Supplemental Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
        Exhibit 4.11 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.15 Fifth Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to
        Exhibit 4.13 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

4.16 Sixth Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated March 9,
        1999) (incorporated by reference to Exhibit 4.15 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

4.17 Seventh Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 9, 1999).*

4.18 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.19 First Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to
        Exhibit 4.15 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

4.20 Second Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29, 2001). (incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

4.21 Third Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29,
        2001).*

4.22 Indenture, dated as of December 17, 2001, between Terex Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.16 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

4.23 First Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17, 2001) (incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

4.24 Second Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17,
        2001).*

10.1 Terex Corporation Incentive Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement of Terex Corporation, Registration No. 33-21483).

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

10.9 Terex Corporation Supplemental Executive Retirement Plan, effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

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

10.26 First Amendment to Agreement and Plan of Merger, dated as of September 18, 2002, by and among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc. and Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

10.27 Contract of Employment, dated as of September 1, 1999, between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
        10.29 to the Form 10-Q for the quarter ended September 30, 1999 of Terex Corporation, Commission File No. 1-10702).

10.28 Supplement to Contract of Employment, dated as of April 1, 2000, between Terex Corporation and Filip Filipov (incorporated by reference to
        Exhibit 10.37 to the Form 10-Q for the quarter ended September 30, 2000 of Terex Corporation, Commission File No. 1-10702).

10.29 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.30   Amended and Restated  Promissory Note, dated October 26, 2001, by Ronald
        M. DeFeo in favor of Terex Corporation (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.31   Pledge and Assignment Agreement dated as of March 2, 2000 between Ronald
        M. DeFeo and Terex  Corporation  (incorporated  by  reference to Exhibit
        10.33 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.32 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.33 Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

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