Form 10-Q
period 2003-06-30
TEREX CORP
filed 2003-08-13
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        ________________________________

                                 F O R M 10 - Q
                                 --------------

(Mark One)

     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003
                  --------------------------------------------

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


Number of outstanding shares of common stock: 48.3 million as of August 11, 2003.


The Exhibit Index begins on page 55.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), $200 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes") and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note P to the Company's June 30, 2003 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                           State or other             I.R.S.
                                          jurisdiction of            employer
                                           incorporation          identification
    Guarantor                             or organization             number
    ---------                            -----------------        --------------
Amida Industries, Inc.                    South Carolina             57-0531390
Benford America, Inc.                        Delaware                76-0522879
BL-Pegson USA, Inc.                         Connecticut              31-1629830
Cedarapids, Inc.                               Iowa                  42-0332910
CMI Dakota Company                         South Dakota              46-0440642
CMI Terex Corporation                        Oklahoma                73-0519810
CMIOIL Corporation                           Oklahoma                73-1125438
Coleman Engineering, Inc.                    Tennessee               62-0949893
EarthKing, Inc.                              Delaware                06-1572433
Finlay Hydrascreen USA, Inc.                New Jersey               22-2776883
Fuchs Terex, Inc.                            Delaware                06-1570294
Genie Access Services, Inc.                 Washington               91-2073567
Genie China, Inc.                           Washington               91-1973009
Genie Financial Services, Inc.              Washington               91-1712115
Genie Holdings, Inc.                        Washington               91-1666966
Genie Industries, Inc.                      Washington               91-0815489
Genie International, Inc.                   Washington               91-1975116
Genie Manufacturing, Inc.                   Washington               91-1499412
GFS Commercial LLC                          Washington                   n/a
GFS National, Inc.                          Washington               91-1959375
Go Credit Corporation                       Washington               91-1563427
Koehring Cranes, Inc.                        Delaware                06-1423888
Lease Servicing & Funding Corp.             Washington               91-1808180
O & K Orenstein & Koppel, Inc.               Delaware                58-2084520
Payhauler Corp.                              Illinois                36-3195008
Powerscreen Holdings USA Inc.                Delaware                61-1265609
Powerscreen International LLC                Delaware                61-1340898
Powerscreen North America Inc.               Delaware                61-1340891
Powerscreen USA, LLC                         Kentucky                31-1515625
PPM Cranes, Inc.                             Delaware                39-1611683
Product Support, Inc.                        Oklahoma                73-1488926
Royer Industries, Inc.                     Pennsylvania              24-0708630
Schaeff, Inc.                                  Iowa                  42-1097891
Standard Havens, Inc.                        Delaware                43-0913249
Standard Havens Products, Inc.               Delaware                43-1435208
Telelect Southeast Distribution, Inc.        Tennessee               02-0560744
Terex Advance Mixer, Inc.                    Delaware                06-1444818
Terex Bartell, Inc.                          Delaware                34-1325948
Terex Cranes, Inc.                           Delaware                06-1513089
Terex Financial Services, Inc.               Delaware                45-0497096
Terex Mining Equipment, Inc.                 Delaware                06-1503634
Terex Utilities, Inc.                        Delaware                04-3711918
Terex Utilities South, Inc.                  Delaware                74-3075523
Terex-RO Corporation                          Kansas                 44-0565380
Terex-Telelect, Inc.                         Delaware                41-1603748
The American Crane Corporation            North Carolina             56-1570091
Utility Equipment, Inc.                       Oregon                 93-0557703

                                                                                                                Page No.
                                                                                                                --------
PART I     FINANCIAL INFORMATION
           ---------------------
   Item 1  Condensed Consolidated Financial Statements
           -------------------------------------------
           TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --
                  Three months and six months ended June 30, 2003 and 2002............................................3
              Condensed Consolidated Balance Sheet - June 30, 2003 and December 31, 2002..............................4
              Condensed Consolidated Statement of Cash Flows --
                  Three months and six months ended June 30, 2003 and 2002............................................5
              Notes to Condensed Consolidated Financial Statements -- June 30, 2003...................................6
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................32
   Item 3  Quantitative and Qualitative Disclosures About Market Risk................................................51
   Item 4  Controls and Procedures...................................................................................51

PART II    OTHER INFORMATION
           -----------------
   Item 1  Legal Proceedings.........................................................................................51
   Item 2  Changes in Securities and Use of Proceeds.................................................................52
   Item 3  Defaults Upon Senior Securities...........................................................................52
   Item 4  Submission of Matters to a Vote of Security Holders.......................................................52
   Item 5  Other Information.........................................................................................52
   Item 6  Exhibits and Reports on Form 8-K..........................................................................53

SIGNATURES...........................................................................................................54
----------
EXHIBIT INDEX........................................................................................................55
-------------


                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)
                                                                  For the Three Months              For the Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                ---------------------------   -----------------------------
                                                                     2003         2002              2003          2002
                                                                ------------- -------------   -------------  --------------
Net sales.......................................................$  1,007.4    $   653.2       $    1,886.7   $   1,199.6
Cost of goods sold..............................................     895.3        536.6            1,649.7         993.4
                                                                ------------- -------------   -------------  --------------
    Gross profit................................................     112.1        116.6              237.0         206.2
Selling, general and administrative expenses....................     (92.8)       (69.4)            (177.6)       (126.1)
Goodwill impairment.............................................     (51.3)       ---                (51.3)        ---
                                                                ------------- -------------   -------------  --------------
      Income (loss) from operations.............................     (32.0)        47.2                8.1          80.1
Other income (expense):
     Interest income............................................       2.0          1.9                3.6           2.7
     Interest expense...........................................     (26.3)       (22.1)             (51.8)        (43.8)
     Loss on retirement of debt.................................      (1.9)       ---                 (1.9)        ---
     Other income (expense) - net...............................      (3.0)       (10.6)              (2.7)        (12.0)
                                                                ------------- -------------   -------------  --------------
     Income (loss) from continuing operations before income
      taxes and cumulative effect of change in accounting
      principle.................................................     (61.2)        16.4              (44.7)         27.0
Benefit from (provision for) income taxes.......................      11.5         (5.3)               6.8          (8.7)
                                                                ------------- -------------   -------------  --------------
      Income (loss) from continuing operations and before
      cumulative effect of change in accounting principle.......     (49.7)        11.1              (37.9)         18.3

Income (loss) from discontinued  operations (net of income
  tax benefit (expense)of $(0.2), $2.8, $(0.4) and $3.3,
  respectively)................................................        0.6         (5.9)               1.3          (6.9)
                                                                ------------- -------------   -------------  --------------
Income (loss) before cumulative effect of change in accounting
  principle.....................................................     (49.1)         5.2              (36.6)         11.4

Cumulative effect of change in accounting principle (net of
  income tax expense of $1.0 in 2002)...........................     ---          ---                ---          (113.4)
                                                                ------------- -------------   -------------  --------------
Net income (loss)...............................................$    (49.1)   $     5.2       $      (36.6)  $    (102.0)
                                                                ============= =============   =============  ==============
Per common share:
    Basic:
      Income (loss) from continuing operations..................$    (1.03)   $    0.26       $       (0.79) $       0.45
      Income (loss) from discontinued operations................      0.01        (0.14)               0.03         (0.17)
                                                                ------------- -------------   -------------- --------------
      Income (loss) before cumulative effect of change in
       accounting principle.....................................     (1.02)        0.12               (0.76)         0.28
      Cumulative effect of change in accounting principle.......    ---          ---                 ---            (2.80)
                                                                ------------- -------------   -------------- --------------
        Net income (loss).......................................$    (1.02)   $    0.12       $       (0.76) $      (2.52)
                                                                ============= =============   ============== ==============
    Diluted:
      Income (loss) from continuing operations..................$    (1.03)   $    0.26       $       (0.79) $       0.44
      Income (loss) from discontinued operations................      0.01        (0.14)               0.03         (0.16)
                                                                ------------- -------------   -------------- --------------
      Income (loss) before cumulative effect of change in            (1.02)        0.12               (0.76)         0.28
       accounting principle.....................................
      Cumulative effect of change in accounting principle.......    ---          ---                 ---            (2.76)
                                                                ------------- -------------   -------------- --------------
        Net income (loss).......................................$    (1.02)   $    0.12       $       (0.76) $      (2.48)
                                                                ============= =============   ============== ==============

Weighted average number of shares outstanding in per share calculation:
        Basic...................................................     48.2         42.7                48.0          40.4
        Diluted.................................................     48.2         43.6                48.0          41.2

   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)


                                                                                               June 30,        December 31,
                                                                                                 2003              2002
                                                                                            ---------------- -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................   $       420.4     $       352.2
         Trade receivables (net of allowance of $24.6 at June 30, 2003
           and $19.6 at December 31, 2002)................................................           561.1             578.6
         Inventories......................................................................           955.2           1,106.3
         Other current assets.............................................................           237.3             184.0
                                                                                             ----------------- -----------------
             Total current assets.........................................................         2,174.0           2,221.1
    Long-term assets
         Property, plant and equipment....................................................           313.9             309.4
         Goodwill.........................................................................           601.1             622.9
         Deferred taxes...................................................................           156.9             153.5
         Other assets.....................................................................           324.8             318.8
                                                                                             ----------------- -----------------

    Total assets..........................................................................   $     3,570.7     $     3,625.7
                                                                                             ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt..............................   $        69.7     $        74.1
         Trade accounts payable...........................................................           577.6             542.9
         Accrued compensation and benefits................................................            84.1              74.0
         Accrued warranties and product liability.........................................            81.0              86.0
         Other current liabilities........................................................           281.2             329.2
                                                                                             ----------------- -----------------
             Total current liabilities....................................................         1,093.6           1,106.2
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,397.0           1,487.1
         Other............................................................................           301.1             263.2

    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 49.4 and 48.6
           shares at June 30, 2003 and December 31, 2002, respectively....................             0.5               0.5
         Additional paid-in capital.......................................................           785.2             772.7
         Retained earnings................................................................            30.8              67.4
         Accumulated other comprehensive income (loss)....................................           (19.7)            (53.6)
         Less cost of shares of common stock in treasury - 1.2 shares at June 30, 2003
           and December 31, 2002..........................................................           (17.8)            (17.8)
                                                                                             ----------------- -----------------
             Total stockholders' equity...................................................           779.0             769.2
                                                                                             ----------------- -----------------

    Total liabilities and stockholders' equity............................................   $     3,570.7     $     3,625.7
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


                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   -----------------------------
                                                                                        2003         2002
                                                                                   --------------  -------------
 Operating Activities
    Net loss......................................................................  $     (36.6)   $   (102.0)
    Adjustments to reconcile net loss to cash provided by (used in) operating activities:
         Depreciation.............................................................         27.5          15.7
         Amortization.............................................................          5.9           2.8
         Impairment charges and asset write downs.................................         72.5         140.8
         Loss on retirement of debt...............................................          1.4         ---
         Gain on sale of fixed assets.............................................         (2.9)        ---
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................          3.4         (90.0)
           Inventories............................................................         82.8         (14.2)
           Trade accounts payable.................................................         42.0          79.9
           Other, net.............................................................        (11.6)        (24.4)
                                                                                    -------------- -------------
              Net cash provided by operating activities...........................        184.4           8.6
                                                                                    -------------- -------------

 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (8.7)        (89.5)
    Capital expenditures..........................................................        (14.1)        (10.1)
    Proceeds from sale of assets..................................................          3.5           2.6
                                                                                    -------------- -------------
              Net cash used in investing activities...............................        (19.3)        (97.0)
                                                                                    -------------- -------------

 Financing Activities
    Principal borrowings (repayments) of long-term debt...........................        (53.0)          0.7
    Net borrowings (repayments) under revolving line of credit agreements.........        (36.5)          0.2
    Issuance of common stock......................................................        ---           113.3
    Payment of premium on early retirement of debt................................         (2.2)        ---
    Other.........................................................................        (16.4)         (0.4)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................       (108.1)        113.8
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         11.2           5.1
                                                                                    -------------- -------------

 Net Increase in Cash and Cash Equivalents........................................         68.2          30.5

 Cash and Cash Equivalents at Beginning of Period.................................        352.2         250.4
                                                                                    -------------- -------------
 Cash and Cash Equivalents at End of Period.......................................  $     420.4    $    280.9
                                                                                    ============== =============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of June 30, 2003 and for the three months and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management,  all adjustments  considered  necessary for a fair statement have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Cash and cash equivalents at June 30, 2003 and December 31, 2002 include $27.8 and $4.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets," was issued in October 2001. SFAS No. 144 became effective for the Company on January 1, 2002 and provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of the standard has not materially changed the methods used by the Company to determine impairment losses on long-lived assets, but may result in additional items being reported as discontinued operations in the future. See Note B - "Discontinued Operations" for information on discontinued operations. Refer to Note F - "Restructuring and Other Charges" for information on the recognition of impairment losses.

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

On June 30, 2003, the Company redeemed $50.0 aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008. In connection with this redemption the Company recognized a loss of $1.9 before income taxes. The loss was comprised of the payment of an early redemption premium ($2.2), the write off of unamortized original issuance discount ($1.6) and the write off of unamortized debt acquisition costs ($0.2), which were partially offset by the recognition of deferred gains related to previously closed fair value interest rate swaps on this debt ($2.1).

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

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which is effective for the Company on July 1, 2003 for any existing entities and to any variable interest entities created after January 31, 2003. A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force (the "EITF") released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's consolidated financial position or results of operation.

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's consolidated financial position or results of operation.

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

The following table summarizes the changes in the aggregate product warranty liability:
                                                              Six Months Ended
                                                                June 30, 2003
                                                            -------------------
     Balance at beginning of period.........................$     59.1
     Accruals for warranties issued during the period........     30.3
     Changes in estimates....................................      0.5
     Settlements during the period...........................    (36.0)
     Foreign exchange effect.................................      2.0
                                                            -------------------
     Balance at end of period...............................$     55.9
                                                            ===================

Stock-Based Compensation. At June 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                            For the Three Months Ended          For the Six Months
                                                                     June 30,                     Ended June 30,
                                                            ----------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                            ------------- --------------  -------------- ---------------
 Reported net income (loss)...............................  $   (49.1)     $   5.2         $   (36.6)     $  (102.0)

 Deduct: Total stock-based  employee  compensation expense
  determined  under  fair  value  based  methods  for  all
  awards, net of related income tax effects...............       (1.0)        (0.9)             (2.1)           (1.6)
                                                            ------------- --------------  -------------- ---------------

 Pro forma net income (loss)..............................  $   (50.1)     $   4.3         $   (38.7)     $  (103.6)
                                                            ============= ==============  ============== ===============
 Per common share:
  Basic:
     Reported net income (loss)...........................  $    (1.02)    $   0.12        $    (0.76)    $    (2.52)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $    (1.04)    $   0.10        $    (0.81)    $    (2.56)
                                                            ============= ==============  ============== ===============
  Diluted:
     Reported net income (loss)...........................  $    (1.02)    $   0.12        $    (0.76)    $    (2.48)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $    (1.04)    $   0.10        $    (0.81)    $    (2.51)
                                                            ============= ==============  ============== ===============

The fair value for these  options was  estimated  at the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                For the Three Months            For the Six Months
                                                                   Ended June 30,                 Ended June 30,
                                                           -----------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                           -------------- --------------  -------------- ---------------
   Dividend yields.........................................     0.0%           0.0%             0.0%          0.0%

   Expected volatility.....................................    52.16%         51.24%           52.16%        51.24%

   Risk-free interest rates................................     4.59%          5.42%            4.59%         5.42%

   Expected life (in years)................................    10.0           10.0              9.7           9.9

   Aggregate fair value of options granted................. $   0.1        $   5.3         $    4.6       $   7.9

   Weighted average fair value at date of grant for
    options granted........................................ $  12.22       $  15.53        $    7.61      $  15.26

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure as amendment of FASB Statement No. 123," was issued. SFAS No. 148, which became effective for fiscal years ended after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123. The adoption of SFAS No. 148 has not had, and will not have, a material impact on the Company's financial statements, since the Company expects to continue to follow the method in APB Opinion No. 25.

NOTE B -- DISCONTINUED OPERATIONS

The Company has entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar Inc. ("Caterpillar"). In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain its mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavating mining shovels. The Company expects the transaction to close by the end of 2003. As a result, the Company has classified its mining truck business as a business held for sale. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with SFAS No. 144. The effect of the discontinued operation on revenue and income from operations for the three and six months ended June 30, 2003 and 2002 is as follows:

                                  For the Three Months    For the Six Months
                                     Ended June 30,         Ended June 30,
                                 ---------------------- ------------------------
                                    2003      2002        2003           2002
                                 ----------  ---------- ----------- ------------
 Net sales.......................$  41.4      $ 37.0    $    89.8   $   72.6
 Income (loss) from operations...$   1.0      $ (8.6)   $     2.2   $  (10.0)

NOTE C -- ACQUISITIONS

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

One of such adjustments may require the Company to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Commercial Body acquisition, the Common Stock is not trading on the New York Stock Exchange at a price at least 50% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $3.4. At the time of Terex's acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. ("Combatel"). The remaining 50% of Combatel was owned by Terex and prior to the acquisition had been accounted for under the equity method of accounting. During the second quarter of 2003, Commercial Body and Combatel merged to form Terex Utilities South, Inc. ("Utilities South"). Utilities South is included in the Terex Mining, Roadbuilding, Utility Products and Other segment.

The operating results of Commercial Body and Combatel are included in the Company's consolidated results of operations since February 14, 2003 (date of acquisition).

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisitions of Commercial Body and Combatel. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position, operations or cash flows. The Company may revise its preliminary allocations as additional information is obtained. The Company is in the process of evaluating various alternatives to integrate the activities of Commercial Body and Combatel into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives could impact the acquired businesses or existing businesses, and the Company intends to finalize its plans by December 31, 2003. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

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

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                     Pro Forma      Pro Forma
                                                      for the        for the
                                                    Three Months    Six Months
                                                      Ended            Ended
                                                   June 30, 2002   June 30, 2002
                                                  --------------- --------------
Net sales.........................................$  784.3         $ 1,474.6
Income from operations............................$   46.6         $    84.4
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle.......................................$    3.4         $     9.1
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle, per share:
    Basic.........................................$    0.07        $     0.21
    Diluted.......................................$    0.07        $     0.21

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the period indicated, nor does it purport to represent the results of operations for future periods.

NOTE D - ACCOUNTING CHANGE - BUSINESS COMBINATIONS AND GOODWILL

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

Upon adoption of SFAS No. 142, the Company performed the test described in SFAS No. 142 for all units where the Company's carrying amount for such unit was below the fair value of that unit as calculated by the method described above. SFAS No. 142 defines how a company determines the implied fair value of goodwill.

The carrying value of the Terex Mining reporting unit, a component of the Terex Mining, Roadbuilding, Utility Products and Other segment, exceeded the present value of the cash flow expected to be generated by that reporting unit. Future cash flow expectations had been reduced due to the continued weakness in mineral commodity prices which are a major determinant of the overall demand for mining equipment. The Company calculated the fair market value of the Terex Mining reporting unit's fixed assets and intangible assets. Given the specialized nature of this calculation, the Company employed a third party to assist in the determination of the fair value of intangible assets at the Terex Mining reporting unit. The appraiser helped determine the value for the Terex Mining unit's intangible assets, which included trade names, customer relationships, backlog and technology, as defined in SFAS No. 141. An income-based approach was used to determine the market value of these intangible assets. A market comparable approach was used to determine appropriate royalty rates. In addition, the fair value of the Terex Mining unit's plant, property and equipment was calculated using a cost approach. The Company provided guidance to the appraiser related to assumptions and methodologies used in the valuation and took responsibility for determining the goodwill impairment charge. The results of this valuation work were used in the determination of the implied value of the Terex Mining unit's goodwill as of January 1, 2002, which resulted in a goodwill impairment of $105.7 ($105.7, net of income taxes).

The Light Construction reporting unit, a component of the Terex Mining, Roadbuilding, Utility Products and Other segment, also was determined to have a carrying value in excess of its projected discounted cash flow. The market for the unit's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the unit's products, which has reduced demand for these products, and the increasing preference of end users of the unit's products to rent, rather than purchase, equipment. The analysis resulted in a goodwill impairment of $26.2 ($18.1, net of income taxes) upon adoption of SFAS No. 142.

The EarthKing reporting unit, a component of the Terex Mining, Roadbuilding, Utility Products and Other segment, was also determined to have a carrying value in excess of its projected discounted cash flow. EarthKing was created to provide web based procurement services and complimentary products and services. Several businesses in which EarthKing invested were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, which substantially reduced its value. A goodwill impairment of $0.3 ($0.3, net of income taxes) was recorded upon adoption of SFAS No. 142.

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

The adjustment from the adoption of SFAS No. 142, an impairment loss of $132.2 ($124.1, net of income taxes) was recorded as a cumulative effect of change in accounting principle adjustment as of January 1, 2002. The Company performed its last annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2002. Subsequent impairment tests will be performed effective October 1 of each year and more frequently as circumstances warrant.

Business performance during the first six months of 2003 in the Roadbuilding reporting unit has not met the expectations of the Company that were used when goodwill was last reviewed for impairment as of October 1, 2002. To date, funding for road projects have remained at historically low levels, as federal and state budgets have been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the Roadbuilding reporting unit, the Company initiated a review of the long-term outlook for the Roadbuilding reporting unit. The revised outlook for the Roadbuilding reporting unit assumes that funding levels for domestic road projects will not improve significantly in the short term. In addition, the outlook assumes that the Company will continue to reduce working capital invested in the reporting unit to better match revenue expectations.

Based on this review during the second quarter of 2003, the Company determined the fair value of the Roadbuilding reporting unit in accordance with the SFAS No. 142 approach used during the initial review. The SFAS No. 142 approach uses the present value of the cash flow expected to be generated by the reporting unit. The cash flow was determined based on the expected revenues, after tax profits, working capital levels and capital expenditures for the Roadbuilding reporting unit. The present value was calculated by discounting the cash flow by the Company's weighted average cost of capital. The Company, with the assistance of a third-party, also reviewed the market value of the Roadbuilding reporting unit's tangible and intangible assets. These values were included in the determination of the carrying value of the Roadbuilding reporting unit.

Based on the revised fair value of the Roadbuilding reporting unit, a goodwill impairment of $51.3 was recognized during the three months ended June 30, 2003. A portion of the goodwill impairment ($23.8) is non-deductible for income tax purposes.

On April 1, 2003 the Company changed the composition of its reporting units and segments when it moved the North American operations of its telehandlers business from the Terex Construction segment to the Terex Aerial Work Platforms segment due to a change in the way the Company's operating decision makers view the business. The goodwill balance at December 31, 2002 has been reclassified within the two segments to reflect this change in the Company's reportable segments.

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                             Terex Mining,
                                                             Roadbuilding,     Terex
                                                                Utility        Aerial
                                    Terex         Terex      Products and       Work
                                Construction      Cranes     Other segment    Platforms     Total
                               --------------  ----------- ---------------- ------------ ----------
Balance at December 31, 2002.. $   307.3       $   90.3    $    177.5       $   47.8     $  622.9

Acquisitions..................     ---              3.2           8.1            6.2         17.5
Impairment....................     ---            ---           (51.3)         ---          (51.3)
Foreign exchange effect.......      11.2            0.8         ---            ---           12.0
                               --------------  ----------- ---------------- ------------ ----------

Balance at June 30, 2003...... $   318.5       $   94.3    $    134.3       $   54.0     $  601.1
                               ==============  =========== ================ ============ ==========

The goodwill recognized for the acquisitions of Commercial Body, Combatel, Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") and Genie as of June 30, 2003 is not final, as the Company has not yet completed its valuation of their respective tangible and intangible assets.

NOTE E -- DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At June 30, 2003, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at June 30, 2003 was a loss of $5.1, which is recorded in other non-current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months and six months ended June 30, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At June 30, 2003, the Company had $154.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2008. The fair market value of these swaps at June 30, 2003 was a gain of $10.2, which is recorded in other non-current assets. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During March 2003 and December 2002, the Company exited interest rate swap agreements in the notional amount of $275.0 with maturities from 2008 through 2011 that converted fixed rate interest payments into variable rate interest payments. The Company received $13.4 upon exiting these swap agreements. These gains are being amortized over the original maturity and, combined with the market value of the swap agreements held at June 30, 2003, are offset by a $20.8 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At June 30, 2003, the Company had $125.0 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before March 1, 2004. The fair market value of these swaps at June 30, 2003 was a gain of $3.1. At
June 30, 2003, $47.4 notional amount of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

During the three months and six months ended June 30, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income
(loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At June 30, 2003, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $6.5, net of income taxes.

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                       Three Months              Six Months
                                          Ended                    Ended
                                         June 30,                 June 30,
                                   -------------------      --------------------
                                     2003      2002           2003        2002
--------------------------------------------------------------------------------
Balance at beginning of period.....$  0.8   $ (0.9)         $  2.1     $  (0.8)
Additional gains (losses)..........  (7.9)     0.2            (8.0)      ---
Amounts reclassified to earnings...   3.3      1.3             2.1         1.4
                                   -------- ----------      --------   ---------
Balance at end of period...........$ (3.8)  $  0.6          $ (3.8)    $   0.6
                                   ======== ==========      ========   =========

NOTE F -- RESTRUCTURING AND OTHER CHARGES

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

2003 Programs

In the first quarter of 2003, the Company recorded a charge of $0.7 related to restructuring at its CMI Terex facility in Oklahoma City, Oklahoma. Due to the continued poor performance in the Roadbuilding business, the Company reduced employment by approximately 146 employees at its CMI Terex facility. As of June 30, 2003, all of the employees had ceased employment with the Company. The program was substantially complete at June 30, 2003. CMI Terex is included in the Terex Mining, Roadbuilding, Utility Products and Other segment.

Also in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company's North American crane business, the Terex-RO facility is being closed and the production performed at that facility will be consolidated into the Company's hydraulic crane production facility in Waverly, Iowa. The program will reduce employment by approximately 50 employees and is expected to be completed by September 30, 2003. As of June 30, 2003, 26 Terex-RO employees had ceased employment with the Company. Booms for the Terex-RO product are already made in the Waverly facility; accordingly, no production problems are anticipated in connection with this consolidation. Terex-RO is included in the Terex Cranes Segment.

The Company recorded a charge of $1.5 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $1.5 charge is for non-cash closure costs and has been recorded in cost of sales. EarthKing is included in the Terex Mining, Roadbuilding, Utility Products and Other segment. The program is expected to be completed by September 30, 2003. Additionally, during the first quarter of 2003, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8. This write-down was reported in "Other income (expense) - net."

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company's decision to consolidate its German tower crane manufacturing into its Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of the restructuring, the Company has accrued for a headcount reduction of 65 employees. As of June 30, 2003, one of the employees had ceased employment with the Company. The program is expected to be completed by April 30, 2004. Terex Peiner is included in the Terex Cranes Segment. During the three months ended June 30, 2003, $2.6 and $0.5 were recorded in cost of sales and selling, general and administrative expenses, respectively. The Terex Peiner closing is expected to reduce annual operating costs by $3.4 once the program is fully implemented.

The Company also recorded a restructuring charge in the second quarter of 2003 of $1.9 for future cash expenditures related to the closure of its Powerscreen facility in Kilbeggan, Ireland. The $1.9 is comprised of $1.0 of severance charges and $0.9 of accruable exit costs. This charge is a result of the Company's decision to consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of 121 employees at the Kilbeggan facility. As of June 30, 2003, none of the employees had ceased employment with the Company. The program is expected to be completed by December 31, 2003. The Powerscreen Kilbeggan facility is included in the Terex Construction Segment. During the three months ended June 30, 2003, $1.8 and $0.1 were recorded in cost of sales and selling, general and administrative expenses, respectively. The Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

In addition, during the second quarter of 2003, the Company recorded restructuring charges of $4.7 in the Terex Mining, Roadbuilding, Utility Products and Other Segment. These restructuring charges are the result of continued poor performance in the Roadbuilding business and the Company's efforts to streamline operations and improve profitability. The $4.7 restructuring charge is comprised of the following components:
        o       A  $2.8  charge  related  to  exiting  the  bio-grind  recycling business,  with $2.5 recorded in cost of sales and $0.3 recorded in selling, general and administrative expenses.
        o       A charge of $1.8  related to the  exiting of the  screening  and
                shredder-mixer   business  operated  at  its  Durand,   Michigan
                facility,  with $1.7 recorded in cost of sales and $0.1 recorded in selling, general and administrative expenses.
        o       A  $0.1   charge  was   recorded   in   selling,   general   and
                administrative expenses related to the headcount reduction of 17 employees at the Company's Cedarapids facility.

All of the 2003 projects are expected to reduce annual operating costs by approximately $15 in the aggregate when fully implemented.

2002 Programs

During 2002, the Company initiated a series of restructuring projects that related to productivity and business rationalization.

In the first quarter of 2002, the Company recorded a charge of $1.2 in connection with the closure and subsequent relocation of the Cedarapids hot mix asphalt plant facility to the Company's CMI Terex facility in Oklahoma City, Oklahoma. The consolidation of duplicative CMI Terex and Cedarapids production facilities and support functions was intended to lower the Company's operating costs. Approximately $0.7 of this charge related to severance costs which have been paid, with the remainder related to non-cash closure costs. Approximately 92 employees were terminated in connection with this action. This restructuring was complete as of September 30, 2002.

In the second quarter of 2002, the Company announced that its surface mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company recorded a charge of $4.2 related to the Tulsa closure. The closure was in response to continued weakness in demand for the Company's mining trucks. Demand for mining trucks is closely related to commodity prices, which have been declining in real terms over recent years. Approximately $1.0 of this charge related to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remaining $1.0 of the cost accrued related to the Tulsa building closure costs and occupancy costs expected to be incurred after production is ended. Approximately 93 positions have been eliminated as a result of this action. The transfer of production activities to a third party was completed prior to December 31, 2002 and the Company is currently marketing the Tulsa property for sale. As disclosed in Note B - "Discontinued Operations," the Company has entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar.

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provides pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, is part of the Company's Construction segment and is not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business has faced declining demand over the past few years and, as it is not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.
o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company is in the process of consolidating several compact equipment production facilities into a single location in Coventry, England. The Company will move the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation will reduce total employment by approximately 269 and is expected to be completed by the end of 2003. As of June 30, 2003, 162 employees had ceased employment with the Company.
o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Mining unit and Construction segment. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company expects to complete this process by December 31, 2003.
o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business has been negatively impacted by reduced demand from large rental customers who are undergoing financial difficulties. This has resulted in reduced demand and deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program will reduce employment by 47 and is expected to be completed by December 31, 2003. As of June 30, 2003, 47 employees had ceased employment with the Company.
o The elimination of the Standard Havens portable hot mix asphalt product. The Company performed marketing and engineering analysis that indicated that the Standard Havens product line did not meet current customer expectations. As a result, the Company opted to discontinue the Standard Havens portable hot mix asphalt product. The Company recorded a charge of $1.8 to write-down the discontinued inventory. The program was completed prior to December 31, 2002. The Standard Havens product line was part of the Terex Mining, Roadbuilding, Utility Products and Other segment.

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

During the three months ended March 31, 2003 and June 30, 2003, the Company recorded additional charges of $0.6 and $0, respectively, relating to programs begun in 2002. These period charges primarily related to facility closure costs and were consistent with the initial restructuring plans established by the Company.

These 2002 programs are expected to reduce operating costs by approximately $27 in the aggregate when fully implemented in 2004.

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:

                                            Employee
                                          Termination       Asset        Facility
                                             Costs        Disposals     Exit Costs         Other           Total
                                        ---------------  ------------  -------------  ---------------  --------------
       Accrued restructuring charges
         at December 31, 2002.......... $     9.7        $  ---        $   2.4        $     1.4        $   13.5
       Restructuring charges...........       5.1             6.2          0.4              1.1            12.8
       Cash expenditures...............      (5.3)           (1.0)        (0.3)            (0.7)           (7.3)
       Non-cash write-offs.............     ---              (5.2)        (0.1)           ---              (5.3)
                                        ---------------  ------------  -------------   --------------  --------------
       Accrued   restructuring  charges
         at June 30, 2003.............. $     9.5        $  ---        $   2.4        $     1.8        $   13.7
                                        ===============  ============  =============  ===============  ==============

In aggregate, the restructuring charges described above incurred during the six months ended June 30, 2003 and 2002 were included in cost of goods sold ($11.4 and $1.5) and selling, general and administrative expenses ($1.4 and $0.6), respectively.

Demag and Genie Acquisition Related Projects

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisition of Demag and Genie in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002 related to the acquisition of Demag consist of:

o The elimination of certain PPM branded 3, 4 and 5 axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau were reduced. As of June 30, 2003, 102 employees had ceased employment with the Company. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products. This program was completed during the second quarter of 2003.
o The closure of the Company's existing crane distribution center in Germany. Prior to the acquisition of Demag, the Company distributed mobile cranes under the PPM brand from a facility in Dortmund, Germany. The acquisition of Demag provided an opportunity to consolidate distribution and reduce the overall cost to serve customers in Germany. The Company recorded a charge of $2.5, of which $0.7 was for severance, $1.2 was for inventory write-downs, and $0.6 for lease termination costs. Eleven employees were terminated as a result of these actions. As of June 30, 2003, all of the employees had ceased employment with the Company. The Company expects this program to be completed by December 31, 2003.
o The rationalization of certain crawler crane products sold under the American Crane brand in the United States. The acquisition of Demag created an overlap with certain large crawler cranes produced in the

        Company's Wilmington, North Carolina facility. Certain cranes produced in the North Carolina facility will be rated for reduced lifting capacity and marketed to a different class of user. This change in marketing strategy, triggered by the acquisition of Demag, negatively impacted inventory values. The Company recorded a charge of $3.2 associated with the write down of inventory. The Company expects to complete the sale of such inventory by December 31, 2003.
o In addition, the acquisition of Demag created an overlap of small, mobile cranes marketed for use in urban work places. As a result, the Company opted to cease production of this style of crane, produced under license from another company, and replace them with cranes produced by Demag. As a result of this decision, a charge of $1.8 was recorded to terminate the license agreement.

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

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                        Employee
                                     Termination       Asset        Facility
                                        Costs        Disposals     Exit Costs        Other           Total
                                  ---------------  ------------  -------------  ---------------  --------------
Accrued restructuring charges at
  December 31, 2002...............$     5.1        $   ---       $     0.6  $          0.3       $     6.0
Restructuring charges.............    ---              ---           ---             ---             ---
Cash expenditures.................     (2.7)           ---           ---             ---              (2.7)
Non-cash write-offs...............    ---              ---           ---             ---             ---
                                   --------------  ------------  -------------  ---------------  --------------
Accrued restructuring charges at
   June 30, 2003..................$     2.4        $   ---       $     0.6  $          0.3       $     3.3
                                  ===============  ============  =============  ===============  ==============

These programs related to the Demag and Genie acquisitions are expected to reduce annual operating costs by approximately $8 in the aggregate in 2004.

NOTE G -- INVENTORIES

Inventories consist of the following:

                                               June 30,        December 31,
                                                2003              2002
                                          -----------------  ----------------
Finished equipment.......................  $      354.3      $      437.2
Replacement parts........................         194.5             225.0
Work-in-process..........................         222.6             225.5
Raw materials and supplies...............         183.8             218.6
                                           ----------------  ----------------
Inventories..............................  $      955.2      $    1,106.3
                                           ================  ================

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                           June 30,        December 31,
                                             2003              2002
                                       ----------------- -----------------
Property.............................. $     44.3        $     43.0
Plant.................................      189.6             173.4
Equipment.............................      204.1             197.6
                                       ----------------- -----------------
                                            438.0             414.0
Less:  Accumulated depreciation.......     (124.1)           (104.6)
                                       ----------------- -----------------
Net property, plant and equipment..... $    313.9        $    309.4
                                       ================= =================

NOTE I -- INVESTMENT IN JOINT VENTURE

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

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of June 30, 2003, the joint venture's total assets were $122.0 and consisted primarily of financing receivables and lease related equipment; total liabilities were $107.8 and consisted primarily of debt payable to the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of June 30, 2003 the maximum exposure to loss under these guarantees is approximately $7. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

As defined by FIN 46, GFSH B.V. is a variable interest entity. For entities created prior to February 1, 2003, FIN 46 requires the application of its provisions effective July 1, 2003. Based on the legal and operating structure of GFSH B.V., it is reasonably possible that the Company will be required to consolidate the results of GFSH B.V. in future financial statements. However, the Company also is currently evaluating possible changes to the operating structure of GFSH B.V. that would result in GFSH B.V. continuing to be accounted for under the equity method.

NOTE J -- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms typically range up to 60 months. The cost of equipment subject to operating leases was approximately $160 at June 30, 2003. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE K -- NET INVESTMENT IN SALES-TYPE LEASES

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $43.3 at June 30, 2003. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at June 30, 2003, representing a contingent liability under the limited recourse provisions.

During 2003, 2002 and 2001, domestically and globally, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $45.0 credit risk and a $34.2 residual risk at June 30, 2003.

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

NOTE L-- EARNINGS PER SHARE

                                                                          Three Months Ended June 30,
                                                                       (in millions, except per share data)
                                                   --------------------------------------------------------------------------
                                                                   2003                                2002
                                                   --------------------------------------------------------------------------
                                                                             Per-Share                             Per-Share
                                                      Income      Shares      Amount          Income     Shares      Amount
                                                   ----------- ----------- ------------     ---------- ---------- -----------
  Basic earnings per share
     Income (loss) from continuing
      operations before cumulative effect of
      change in accounting principle.............  $  (49.7)       48.2    $   (1.03)       $  11.1       42.7    $    0.26

  Effect of dilutive securities
     Stock Options...............................     ---         ---                         ---          0.9
     Contingently issuable shares for
        acquisitions.............................     ---         ---                         ---        ---
                                                   ----------- -----------                  ---------- ----------
  Income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle - diluted.................  $  (49.7)       48.2    $   (1.03)       $  11.1       43.6    $    0.26
                                                   =========== =========== ===========      ========== ========== ==========


                                                                           Six Months Ended June 30,
                                                                      (in millions, except per share data)
                                                   --------------------------------------------------------------------------
                                                                   2003                                2002
                                                   --------------------------------------------------------------------------
                                                                             Per-Share                             Per-Share
                                                      Income      Shares      Amount          Income     Shares      Amount
                                                   ----------- ----------- ------------     ---------- ---------- -----------
  Basic earnings per share
    Income (loss) from continuing
     operations before cumulative effect of
     change in accounting principle.........       $  (37.9)       48.0    $   (0.79)       $   18.3      40.4    $   0.45

  Effect of dilutive securities
    Stock Options...........................          ---         ---                          ---         0.8
    Contingently issuable shares for
       acquisitions.........................          ---         ---                          ---       ---
                                                   ----------- -----------                  ---------  ----------
  Income (loss) from continuing operations
  before cumulative effect of change   in
  accounting principle - diluted.............      $  (37.9)       48.0    $   (0.79)       $   18.3      41.2    $   0.44
                                                  ============ =========== ============     ========== ========== ===========

Had the Company recognized income (versus a loss) from continuing operations before cumulative effect of change in accounting principle in the three months and six months ended June 30, 2003, incremental shares attributable to the assumed exercise of outstanding stock options and the effect of Common Stock to be issued at June 30, 2003 for the Company's contingent obligation to make additional payments for the acquisition of Genie would have increased diluted shares outstanding by 0.8 million and 0.5 million shares in the three months and
0.7 million and 0.6 million shares in the six months ended June 30, 2003, respectively.

Options to purchase 1,017 thousand, 367 thousand, 1,593 and 530 thousand shares of Common Stock during the three months and six months ended June 30, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in Note C - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 226 thousand, 72 thousand, 499 thousand and 73 thousand shares for the three months and six months ended June 30, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share.

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

                                             For the                For the
                                           Three Months           Six Months
                                          Ended June 30,        Ended June 30,
                                       -------------------   -------------------
                                          2003      2002       2003       2002
                                       --------- ---------   ---------- --------
 Net income (loss).................... $ (49.1)  $  5.2      $ (36.6)   $(102.0)
 Other comprehensive income:
      Translation adjustment..........    29.7     59.5         39.8       53.6
      Derivative hedging adjustment...    (4.6)     1.5         (5.9)       1.4
                                       --------- ---------   ---------- --------
 Comprehensive income (loss).......... $ (24.0)  $ 66.2      $  (2.7)   $ (47.0)
                                       ========= =========   ========== ========

As disclosed in "Note C - Acquisitions",  the Company also issued  approximately
0.6 million shares of its Common Stock during the three months ended March 31, 2003 in connection with the acquisition of Commercial Body.

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

The Company's outstanding letters of credit totaled $94.7 at June 30, 2003. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

As of June 30, 2003, the Company's maximum exposure to such credit guarantees is $311.1. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $34.2 at June 30, 2003. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions pertain to the functionality and state of repair of the machine. As of June 30, 2003, the Company's maximum exposure to buyback guarantees is $34.3. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

NOTE O -- BUSINESS SEGMENT INFORMATION

As a result of the Company's contemplated sale of its surface mining truck design and manufacturing business, the Company has combined its remaining mining businesses (namely its mining shovel business) into the renamed Terex Mining, Roadbuilding, Utility Products and Other segment. See Note B - "Discontinued Operations."

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and surface mining industries. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; and (iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. The Company now operates in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Mining, Roadbuilding, Utility Products and Other; and
(iv) Terex Aerial Work Platforms. All prior periods have been restated to reflect results based on these four business segments.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). Terex Construction products are currently marketed principally under the following brand names: Atlas Terex, Finlay, Fuchs Terex, Pegson, Powerscreen, Terex Benford, Terex Fermec, Terex Schaeff, Terex and TerexLift. These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel.

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

The Terex Mining, Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), hydraulic mining shovels, light construction equipment (including light towers, trowels, power buggies, generators and arrow boards) and construction trailers, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, O&K, Re-Tech, Royer, Simplicity, Terex, Terex Advance Mixer, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility, mining and construction customers to build roads, maintain utility lines, excavate mineral deposits and trim trees. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment, Telelect Southeast and Utilities South (formerly Commercial Body and Combatel). These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment and telehandlers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulated booms, stick booms, scissor lifts, telehandlers, related components and replacement parts, and other products. Terex Aerial Work Platforms products currently are marketed principally under the Genie and Terex Handlers brand names. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures.

On April 1, 2003 the Company changed the composition of its segments when it moved the North American operations of its telehandlers business from the Terex Construction segment to the Terex Aerial Work Platforms segment due to a change in the way the Company's operating decision makers view the business. The results by segment have been reclassified within the two segments to reflect this change in the Company's segments.

The results of businesses acquired during 2003 and 2002 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items for the three months and six months ended June 30, 2003 and 2002. Business segment information is presented below:

                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                       ------------------------------ ---------------------------------
                                                             2003           2002            2003             2002
                                                       -------------- --------------- ---------------- ----------------
Sales
  Terex Construction.................................  $     382.7    $     337.7     $       700.9    $      594.2
  Terex Cranes.......................................        273.0          136.4             510.9           271.5
   Terex Mining, Roadbuilding, Utility Products and
     Other ..........................................        202.9          193.9             392.6           356.2
  Terex Aerial Work Platforms........................        167.8            9.3             315.0            17.1
  Eliminations/Corporate.............................        (19.0)         (24.1)            (32.7)          (39.4)
                                                       -------------- --------------- ---------------- ----------------
    Total............................................  $   1,007.4    $     653.2     $     1,886.7    $    1,199.6
                                                       ============== =============== ================ ================

Income (Loss) from Operations
  Terex Construction.................................  $      19.0    $      28.9     $        33.2    $       44.2
  Terex Cranes.......................................          1.5           12.3               8.3            19.6
  Terex Mining, Roadbuilding, Utility Products and
     Other...........................................        (74.3)           8.1             (69.5)           19.5
  Terex Aerial Work Platforms........................         21.4            0.2              37.2             0.4
  Eliminations/Corporate.............................          0.4           (2.3)             (1.1)           (3.6)
                                                       -------------- --------------- ---------------  ----------------
    Total............................................  $     (32.0)   $      47.2     $         8.1    $       80.1
                                                       ============== =============== ===============  ================


                                                       June 30,     December 31,
                                                        2003           2002
                                                  ---------------  -------------
 Identifiable Assets
  Terex Construction............................. $   1,538.0      $   1,326.6
  Terex Cranes...................................       953.3            937.9
   Terex Mining, Roadbuilding, Utility Products
     and Other...................................       962.2            933.1
  Terex Aerial Work Platforms....................       447.0            469.9
  Corporate......................................     2,340.4          1,895.8
  Eliminations...................................    (2,670.2)        (1,937.6)
                                                  ---------------  -------------
    Total........................................ $   3,570.7      $   3,625.7
                                                  ===============  =============

NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of June 30, 2003, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., PPM Cranes, Inc., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc.,

Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc., CMI Terex Corporation, CMI Dakota Company, CMIOIL Corporation, Product Support, Inc., Schaeff, Inc., Fuchs Terex, Inc., Telelect Southeast Distribution, Inc., Utility Equipment, Inc., Terex Advance Mixer, Inc., Terex Utilities, Inc., Genie Holdings, Inc., Genie Access Services, Inc., Genie Industries, Inc., Genie Financial Services, Inc., GFS National, Inc., Genie Manufacturing, Inc., Genie China, Inc., Genie International, Inc., Lease Servicing & Funding Corp., GFS Commercial LLC, Go Credit Corporation, Terex Utilities South, Inc., and Terex Financial Services, Inc. Prior to December 2002, PPM Cranes, Inc. was 92.4% owned by Terex. In December 2002, the Company acquired the remaining minority interest in the equity of PPM Cranes, Inc. The 2003 results include PPM Cranes, Inc. with the Wholly-owned Guarantors; for 2002, PPM Cranes, Inc. is provided under a separate column. All of the guarantees are full and unconditional.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- -------------
Net sales............................... $      52.4   $     365.3   $     644.1   $    (54.4)    $   1,007.4
  Cost of goods sold....................        45.7         343.6         560.4        (54.4)          895.3
                                         ------------- ------------- ------------- -------------- -------------
Gross profit............................         6.7          21.7          83.7        ---             112.1
  Selling,   general   &   administrative
  expenses..............................        (6.5)        (32.1)        (54.2)       ---             (92.8)
  Goodwill impairment...................       ---           (51.3)        ---          ---             (51.3)
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from operations...........         0.2         (61.7)         29.5        ---             (32.0)
  Interest income.......................         0.2           2.2          (0.4)       ---               2.0
  Interest expense......................        (7.8)         (7.2)        (11.3)       ---             (26.3)
  Income (loss) from equity investees...       (53.3)        ---           ---           53.3           ---
  Loss on retirement of debt............        (1.9)        ---           ---          ---              (1.9)
  Other income (expense) - net..........        (1.7)         (0.1)         (1.2)       ---              (3.0)
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from continuing  operations
  before  income  taxes  and   cumulative
  effect   of   change   in    accounting
  principle.............................       (64.3)        (66.8)         16.6         53.3           (61.2)
 Benefit from  (provision  for) income
  taxes.................................        15.7          (0.4)         (3.8)       ---              11.5
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from continuing operations
  and before cumulative effect of
  change in accounting principle........       (48.6)        (67.2)         12.8         53.3           (49.7)
Income (loss) from discontinued
  operations............................        (0.5)        ---             1.1        ---               0.6
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) before  cumulative effect
  of change in accounting principle.....       (49.1)        (67.2)         13.9         53.3           (49.1)
Cumulative effect of change in
  accounting principle..................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -------------- -------------
Net income (loss)....................... $     (49.1)  $     (67.2)  $      13.9   $     53.3     $     (49.1)
                                         ============= ============= ============= ============== =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      37.0   $     220.7   $      5.1    $    469.2    $    (78.8)   $     653.2
  Cost of goods sold....................        28.7         204.0          4.8         377.1         (78.0)         536.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         8.3          16.7          0.3          92.1          (0.8)         116.6
  Selling, general & administrative
   expenses.............................        (3.1)        (21.1)        (0.4)        (44.8)        ---            (69.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         5.2          (4.4)        (0.1)         47.3          (0.8)          47.2
  Interest income.......................         1.0         ---          ---             0.9         ---              1.9
  Interest expense......................        (1.8)         (6.2)        (0.7)        (13.4)        ---            (22.1)
  Income (loss) from equity investees...        32.6         ---          ---           ---           (32.6)         ---
  Other income (expense) - net..........       (20.1)         11.8        ---            (2.3)        ---            (10.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of change in accounting
  principle.............................        16.9           1.2         (0.8)         32.5         (33.4)          16.4
Provision for income taxes..............        (3.9)         (0.1)       ---            (1.3)        ---             (5.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  and before cumulative effect of change
  in accounting principle...............        13.0           1.1         (0.8)         31.2         (33.4)          11.1
Income (loss) from discontinued
  operations............................        (7.8)        ---          ---             1.9         ---             (5.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before cumulative effect
  of change in accounting principle.....         5.2           1.1         (0.8)         33.1         (33.4)           5.2
Cumulative effect of change in
  accounting principle..................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $       5.2   $       1.1   $     (0.8)   $     33.1    $    (33.4)   $       5.2
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003
(in millions)



                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- -------------
Net sales............................... $      92.6   $     707.4   $   1,188.1   $   (101.4)    $   1,886.7
  Cost of goods sold....................        83.4         640.1       1,027.6       (101.4)        1,649.7
                                         ------------- ------------- ------------- -------------- -------------
Gross profit............................         9.2          67.3         160.5        ---             237.0
  Selling,   general   &   administrative
   expenses..............................       (9.7)        (62.5)       (105.4)       ---            (177.6)
  Goodwill impairment..................        ---           (51.3)        ---          ---             (51.3)
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from operations...........        (0.5)        (46.5)         55.1        ---               8.1
  Interest income.......................         0.5           2.4           0.7        ---               3.6
  Interest expense......................       (14.6)        (13.7)        (23.5)       ---             (51.8)
  Income (loss) from equity investees...       (35.0)        ---           ---           35.0           ---
  Loss on retirement of debt............        (1.9)        ---           ---          ---              (1.9)
  Other income (expense) - net..........        (3.5)         (0.9)          1.7        ---              (2.7)
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from continuing  operations
  before  income  taxes  and   cumulative
  effect of change in accounting
  principle.............................       (55.0)        (58.7)         34.0         35.0           (44.7)
 Benefit  from   (provision  for)  income
  taxes..................................       20.7          (3.6)        (10.3)       ---               6.8
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from continuing  operations
  and before cumulative effect of
  change in accounting principle.........      (34.3)        (62.3)         23.7         35.0           (37.9)
Income (loss) from discontinued
  operations............................        (2.3)        ---             3.6        ---               1.3
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) before  cumulative effect
  of change in accounting principle.....       (36.6)        (62.3)         27.3         35.0           (36.6)
Cumulative effect of change in
  accounting principle .................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -------------- -------------
Net income (loss)....................... $     (36.6)  $     (62.3)  $      27.3   $     35.0           (36.6)
                                         ============= ============= ============= ============== =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                          Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      74.4   $     434.4   $     11.0    $    827.4    $   (147.6)   $   1,199.6
   Cost of goods sold...................        63.8         387.7         10.3         679.2        (147.6)         993.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        10.6          46.7          0.7         148.2         ---            206.2
   Selling, general & administrative
     expenses..........................         (7.0)        (39.6)        (0.8)        (78.7)        ---           (126.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         3.6           7.1         (0.1)         69.5         ---             80.1
   Interest income......................         1.3         ---          ---             1.4         ---              2.7
   Interest expense.....................       (12.3)         (8.5)        (1.4)        (21.6)        ---            (43.8)
   Income (loss) from equity investees..       (58.2)        ---          ---           ---            58.2          ---
   Other income (expense) - net.........       (20.8)         11.6        ---            (2.8)        ---            (12.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
   before income taxes and cumulative
   effect of change in accounting
   principle............................       (86.4)         10.2         (1.5)         46.5          58.2           27.0
  Benefit from (provision for) income           (5.5)         (0.1)       ---            (3.1)        ---             (8.7)
   taxes................................
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing
   operations  before cumulative effect
   of change in accounting principle....       (91.9)         10.1         (1.5)         43.4          58.2           18.3
Income (loss) from discontinued
   operations...........................       (10.1)        ---          ---             3.2         ---             (6.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before cumulative effect
   of change in accounting principle....      (102.0)         10.1         (1.5)         46.6          58.2           11.4
Cumulative effect of change in
   accounting principle ................       ---           (18.4)       ---           (95.0)        ---           (113.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $    (102.0)  $      (8.3)  $     (1.5)   $    (48.4)   $     58.2    $    (102.0)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2003
 (in millions)


                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations   Consolidated
                                         ------------- ------------- ------------- ------------- --------------
Assets
   Current assets
     Cash and cash equivalents.......... $     127.1   $       7.2   $    286.1    $    ---      $     420.4
     Trade receivables - net............        22.0         178.7        360.4         ---            561.1
     Intercompany receivables...........        19.9          16.7         40.5         (77.1)         ---
     Net inventories....................        64.3         282.0        588.4          20.5          955.2
     Other current assets...............        70.4          41.2        125.7         ---            237.3
                                         ------------- ------------- ------------- ------------- --------------
       Total current assets.............       303.7         525.8      1,401.1         (56.6)       2,174.0
   Property, plant & equipment - net....         8.7         117.1        188.1         ---            313.9
   Investment in and advances to
     (from)   subsidiaries..............       782.5        (367.8)      (364.2)        (50.5)         ---
   Goodwill - net.......................        (9.7)        247.7        363.1         ---            601.1
   Other assets - net...................       129.3         163.9        188.5         ---            481.7
                                         ------------- ------------- ------------- ------------- --------------
Total assets............................ $   1,214.5   $     686.7   $  1,776.6    $   (107.1)   $   3,570.7
                                         ============= ============= ============= ============= ==============

Liabilities and stockholders' equity (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.4   $      38.2   $     31.1    $    ---      $      69.7
     Trade accounts payable.............        32.1         137.7        407.8         ---            577.6
     Intercompany payables..............        28.1          22.4         26.6         (77.1)         ---
     Accruals and other current
       liabilities......................        35.7          97.8        312.8         ---            446.3
                                         ------------- ------------- ------------- ------------- --------------
       Total current liabilities........        96.3         296.1        778.3         (77.1)       1,093.6
   Long-term debt less current portion..       282.6         374.3        740.1         ---          1,397.0
   Other long-term liabilities..........        56.6          49.7        194.8         ---            301.1
   Stockholders' equity (deficit).......       779.0         (33.4)        63.4         (30.0)         779.0
                                         ------------- ------------- ------------- ------------- --------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,214.5   $     686.7   $  1,776.6    $   (107.1)   $   3,570.7
                                         ============= ============= ============= ============= ==============

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
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
(in millions)
                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in)
  operating activities.................  $      47.5   $      17.0   $     119.9   $    ---       $     184.4
                                         ------------- ------------- ------------- -------------- ---------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................       ---            (8.7)        ---          ---              (8.7)
  Capital expenditures..................        (0.7)         (2.8)        (10.6)       ---             (14.1)
  Proceeds from sale of assets..........       ---             1.6           1.9        ---               3.5
                                         ------------- ------------- ------------- -------------- ---------------
    Net cash provided by (used in)
     investing activities...............        (0.7)         (9.9)         (8.7)       ---             (19.3)
                                         ------------- ------------- ------------- -------------- ---------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt.......................       (51.5)         (0.5)         (1.0)       ---             (53.0)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---            (2.0)        (34.5)       ---             (36.5)
  Payment of premium on early retirement
   of debt..............................        (2.2)        ---           ---                           (2.2)
  Other.................................       ---            (3.6)        (12.8)       ---             (16.4)
                                         ------------- ------------- ------------- -------------- ---------------
    Net cash provided by (used in)
     financing activities...............       (53.7)         (6.1)        (48.3)       ---            (108.1)
                                         ------------- ------------- ------------- -------------- ---------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---            11.2        ---              11.2
                                         ------------- ------------- ------------- -------------- ---------------
Net (decrease) increase in cash and cash
  equivalents...........................        (6.9)          1.0          74.1        ---              68.2
Cash and cash equivalents, beginning of
  period................................       134.0           6.2         212.0        ---             352.2
                                         ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents, end of period $     127.1   $       7.2   $     286.1   $    ---       $     420.4
                                         ============= ============= ============= ============== ===============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(in millions)
                                              Terex      Wholly-owned      PPM       Non-guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries    Eliminations  Consolidated
                                           ------------- ------------ ------------- -------------- -------------- --------------
Net cash provided by (used in)
   operating activities.................   $  (137.4)    $   (0.7)    $  ---        $   146.7      $    ---        $    8.6
                                           ------------- ------------ ------------- -------------- -------------- --------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................        (7.3)       ---          ---            (82.2)          ---           (89.5)
   Capital expenditures.................       ---           (2.8)       ---             (7.3)          ---           (10.1)
   Proceeds from sale of assets.........       ---            2.3        ---              0.3           ---             2.6
                                           ------------- ------------ ------------- -------------- -------------- --------------
       Net cash provided by (used in)
         investing activities...........        (7.3)        (0.5)       ---            (89.2)          ---           (97.0)
                                           ------------- ------------ ------------- -------------- -------------- --------------
Financing activities
   Issuance of common stock ............       113.3        ---          ---            ---             ---           113.3
   Proceeds from issuance of long-term
      debt, net of issuance costs.......       ---          ---          ---            ---             ---           ---
   Principal borrowings (repayments) of
      long-term debt....................       ---          ---          ---              0.7           ---             0.7
   Net borrowings (repayments) under
     revolving line of credit agreements       ---           (1.1)       ---              1.3           ---             0.2
   Other................................       ---          ---          ---             (0.4)          ---            (0.4)
                                           ------------- ------------ ------------- -------------- -------------- --------------
      Net cash provided by (used in)
        financing activities............       113.3         (1.1)       ---              1.6           ---           113.8
                                           ------------- ------------ ------------- -------------- -------------- --------------
Effect of exchange rates on cash and
   cash equivalents.....................       ---          ---          ---              5.1           ---             5.1
                                           ------------- ------------ ------------- -------------- -------------- --------------
Net increase (decrease) in cash and cash
   equivalents..........................       (31.4)        (2.3)       ---             64.2           ---            30.5
Cash and cash equivalents, beginning of
   period...............................       144.2          3.9          0.1          102.2           ---           250.4
                                           ------------- ------------ ------------- -------------- -------------- --------------
Cash and cash equivalents,
   end of period........................   $   112.8     $    1.6     $    0.1      $    166.4     $    ---       $   280.9
                                           ============= ============ ============= ============== ============== ==============


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment for the construction, infrastructure and mining industries. The Company operated in five business segments through the first six months of 2003. These segments were: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products, and Other; (iv) Terex Aerial Work Platforms; and (v) Terex Mining.

On July 1, 2003, the Company announced that it had entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar Inc. ("Caterpillar"). In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain the mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavator mining shovels. As a result, the Company has classified its mining truck business as a business held for sale and stopped depreciating the assets on June 1, 2003. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. The Company's results are now presented in four segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Mining, Roadbuilding, Utility Products and Other; and (iv) Terex Aerial Work Platforms. The results of the mining shovel business retained by the Company are included in the Terex Mining, Roadbuilding, Utility Products and Other segment for all periods presented.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). Terex Construction products are currently marketed principally under the following brand names: Atlas Terex, Finlay, Fuchs Terex, Pegson, Powerscreen, Terex Benford, Terex Fermec, Terex Schaeff, Terex and TerexLift. These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Effective April 1, 2003, the Terex Aerial Work Platforms segment assumed responsibility for the manufacturing, sales and service of the Company's telehandler business in North America. The Company's telehandler business in North America was previously within the Terex Construction segment. This change was made to better service the large national account customers who purchase telehandlers in the United States. The results of the Terex Construction segment have been restated to reflect this change for all periods presented.

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

The Terex Mining, Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), hydraulic mining shovels, light construction equipment (including light towers, trowels, power buggies, generators and arrow boards) and construction trailers, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King,

Morrison, O&K, Re-Tech, Royer, Simplicity, Terex, Terex Advance Mixer, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility, mining and construction customers to build roads, maintain utility lines, excavate mineral deposits and trim trees. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment Co., Inc. ("Utility Equipment"), Telelect Southeast Distribution, Inc. ("Telelect Southeast"), Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel"). These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company acquired Utility Equipment on January 15, 2002, Telelect Southeast on March 26, 2002, certain assets and liabilities of Terex Advance Mixer, Inc. ("Advance Mixer") on April 11, 2002 and Commercial Body, including the remaining 50% of Combatel, on February 14, 2003. The results of Utility Equipment, Telelect Southeast, Advance Mixer, Commercial Body and Combatel are included in the results of the Terex Mining, Roadbuilding, Utility Products and Other segment from their respective dates of acquisition. As mentioned earlier, this segment now includes the results of the Company's hydraulic mining shovel business. The results of the Terex Mining, Roadbuilding, Utility Products and Other segment have been restated to reflect this change for all periods presented.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment and telehandlers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulated booms, stick booms, scissor lifts, telehandlers and related components and replacement parts, and other products. Terex Aerial Work Platforms products currently are marketed principally under the Genie and Terex Handlers brand names. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures. As mentioned above, this segment now includes the results of the Company's North American telehandler business. The results of the Terex Aerial Work Platforms segment have been restated to reflect this change for all periods presented.

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items.

Restructuring
-------------

The Company has initiated numerous restructuring programs since 2001. These programs were initiated in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, and Terex
Mining, Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not negatively impacted operating results or the Company's liquidity. These initiatives are expected to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. For example, cost savings from projects initiated during 2002 and 2003 are expected to generate annual savings of approximately $50 million per year by 2004. See Note F - "Restructuring and Other Charges" in the Company's Condensed Consolidated Financial Statements for further information on the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

Three Months Ended June 30, 2003  Compared  with the Three Months Ended June 30,
--------------------------------------------------------------------------------
2002
----

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended June 30, 2003 and 2002.

                                                  Three Months Ended
                                                       June 30,
                                                ---------------------  Increase
                                                   2003       2002    (Decrease)
                                                ---------- ---------- ----------
                                                     (amounts in millions)
NET SALES
   Terex Construction...........................$   382.7  $  337.7    $   45.0
   Terex Cranes.................................    273.0     136.4       136.6
   Terex Mining, Roadbuilding, Utility
     Products and Other.........................    202.9     193.9         9.0
   Terex Aerial Work Platforms..................    167.8       9.3       158.5
   Eliminations/Corporate.......................    (19.0)    (24.1)        5.1
                                                ---------- ---------- ----------
     Total......................................$ 1,007.4  $  653.2    $  354.2
                                                ========== ========== ==========

GROSS PROFIT
   Terex Construction...........................$    53.3  $   61.1    $   (7.8)
   Terex Cranes.................................     21.8      21.7         0.1
   Terex Mining, Roadbuilding, Utility
     Products and Other.........................      1.5      32.9       (31.4)
   Terex Aerial Work Platforms..................     35.4       0.8        34.6
   Eliminations/Corporate.......................      0.1       0.1       ---
                                                ---------- ---------- ----------
     Total......................................$   112.1  $  116.6    $   (4.5)
                                                ========== ========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction...........................$    34.3  $   32.2    $    2.1
   Terex Cranes.................................     20.3       9.4        10.9
   Terex Mining, Roadbuilding, Utility
     Products and Other.........................     24.5      24.8        (0.3)
   Terex Aerial Work Platforms..................     14.0       0.6        13.4
   Eliminations/Corporate.......................     (0.3)      2.4        (2.7)
                                                ---------- ---------- ----------
     Total......................................$    92.8  $   69.4    $   23.4
                                                ========== ========== ==========

GOODWILL IMPAIRMENT
   Terex Construction...........................$   ---    $  ---      $  ---
   Terex Cranes.................................    ---       ---         ---
   Terex Mining, Roadbuilding, Utility
     Products and Other.........................     51.3     ---          51.3
   Terex Aerial Work Platforms..................    ---       ---         ---
   Eliminations/Corporate.......................    ---       ---         ---
                                                ---------- ---------- ----------
     Total......................................$    51.3  $  ---      $   51.3
                                                ========== ========== ==========

INCOME (LOSS) FROM OPERATIONS
   Terex Construction...........................$    19.0  $   28.9    $   (9.9)
   Terex Cranes.................................      1.5      12.3       (10.8)
   Terex Mining, Roadbuilding, Utility
     Products and Other.........................    (74.3)      8.1       (82.4)
   Terex Aerial Work Platforms..................     21.4       0.2        21.2
   Eliminations/Corporate.......................      0.4      (2.3)        2.7
                                                ---------- ---------- ----------
     Total......................................$   (32.0) $   47.2    $  (79.2)
                                                ========== ========== ==========

Terex Consolidated

Total sales for the three months ended June 30, 2003 were $1,007.4 million, an increase of $354.2 million when compared to the same period in 2002. The Demag, Genie, Commercial Body and Crane & Machinery acquisitions increased sales by $342.4 million in the second quarter of 2003 when compared to the comparable period in 2002. Total sales in the Terex Construction segment increased when compared to the second quarter of 2002, primarily as a result of gains in the Euro and British Pound relative to the U.S. dollar. Total sales in the North American cranes business fell significantly in the second quarter of 2003 when compared to the comparable period in 2002 and offset the improvements in the Terex Construction segment. Sales in the North American cranes segment have declined due to lower construction demand and economic difficulties experienced by many of the Company's large rental customers.

Gross profit for the three months ended June 30, 2003 was $112.1 million, a decrease of $4.5 million when compared to the same period in 2002. The Demag, Genie, Commercial Body and Crane & Machinery acquisitions increased gross profit by $53.0 million when compared to the second quarter of 2002. Included in the gross profit for the second quarter of 2003 is a charge of $38.0 million. The charge relates primarily to inventory write-downs in the Roadbuilding businesses as a result of significantly reduced demand for its products ($28.6 million), the closure of a production facility in the Terex Cranes segment ($6.6 million), the closure of a production facility in the Terex Construction segment ($1.8 million) and other costs ($1.0 million). Gross profit in the North American crane business fell significantly in the second quarter of 2003 when compared to the same period in 2002, due to the impact of lower demand on volumes and selling margins. Gross profit in the Terex Construction segment declined in the second quarter of 2003 relative to the same period in 2002, primarily due to unfavorable results in the articulated dump truck business. Gross profit in the Roadbuilding businesses declined as a result of lower demand for the product and reduced selling margins as a result of increased competition.

Selling, general and administrative expenses for the three months ended June 30, 2003 totaled $92.8 million, an increase of $23.4 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery increased selling, general and administrative expense by $25.5 million in the second quarter of 2003. Included in the selling, general and administrative expense for the second quarter of 2003 is a charge of $2.3 million. This charge is related to the closure of a facility in the Terex Cranes segment as well as cost related to product line rationalization in the Roadbuilding businesses.

Income (loss) from operations for the three months ended June 30, 2003 was a loss of $32.0 million, a decrease of $79.2 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery increased income from operations by $27.5 million when compared to the comparable period in 2002. A goodwill impairment charge of $51.3 million was recorded in the Roadbuilding business in the second quarter of 2003. Additionally, a charge of $40.3 million is included in income from operations in the second quarter of 2003 for facility closure costs and the costs to bring inventory levels in line with demand in the Roadbuilding businesses. Income from operations in the second quarter of 2003 was negatively impacted by performance in the North American crane business, the articulated truck business and the Roadbuilding businesses.

Terex Construction

Sales in the Terex Construction segment increased by $45.0 to $382.7 million for the three months ended June 30, 2003 from $337.7 million for the comparable 2002 period. The increase is due primarily to the relative increase in the Euro exchange rate versus the U.S. Dollar. Sales of crushing and screening products increased for the three months ended June 30, 2003 when compared to the same period in 2002 due to the continuing shift of customer preferences towards mobile crushing and screening products and away from stationary products.

Gross profit in the Terex Construction segment decreased by $7.8 million or 12.8% for the three months ended June 30, 2003 from the comparable 2002 period. Gross margin in 2003 includes a charge of $1.8 million related to closing a Powerscreen facility located in Kilbeggan, Ireland. The Kilbeggan operations will be consolidated into Powerscreen's Dungannon, Northern Ireland facility and will allow the business to reduce underutilized factory capacity. Annual savings of approximately $3 million are expected from the closure, primarily through a reduction in employment of 121 employees. Gross profit declined in the articulated truck business and in the construction equipment rental business located in the United Kingdom.

Selling, general and administrative expense in the Terex Construction segment increased by $2.1 million to $34.3 million during the three months ended June 30, 2003 when compared to the same period in 2002. The increase is due to the impact of foreign exchange, as the majority of the Terex Construction segment businesses incur costs in Euro and British Pounds, and an increase in the allowance for doubtful accounts receivable during the quarter ended June 30, 2003. Also included in selling, general and administrative expense in the second quarter of 2003 is a $0.1 million charge related to the closure of Powerscreen's facility in Kilbeggan, Ireland.

Operating profit in the Terex Construction segment fell by $9.9 million to $19.0 million for the three months ended June 30, 2003 when compared to the same period in 2002. A restructuring charge of $1.9 million is included in the second quarter 2003 operating profit results for costs related to the closure of Powerscreen's facility in Kilbeggan, Ireland. Lower operating margins in both the articulated dump truck business as well as the United Kingdom based construction equipment rental business, as well as the increase in the reserve for doubtful accounts, accounted for the majority of the remaining decline in operating profit.

Terex Cranes

Total sales for the Terex Cranes segment increased by $136.6 million and totaled $273.0 million for the three months ended June 30, 2003 as compared to $136.4 million for the same period in 2002. Sales from Demag, acquired on August 30, 2002, and Crane & Machinery, consolidated since December 1, 2002, totaled $165.7 million. Sales of mobile cranes in North America decreased significantly relative to 2002. Demand for mobile cranes has been negatively impacted by weak construction activity and overcapacity in the rental markets.

Gross profit for the Terex Cranes segment increased by $0.1 million to $21.8 million for the three months ended June 30, 2003 as compared to $21.7 million for the same period in 2002. Gross profit earned by Demag and Crane & Machinery totaled $18.1 million in the second quarter 2003. Included in gross profit for the second quarter of 2003 is a charge of $6.6 related to the closure of the Peiner tower crane product facility in Trier, Germany. The facility will be consolidated into Demag's production facility and certain non-core product lines will be exited with the goal of reducing product cost to respond to an increasingly competitive market for tower cranes in Europe. Gross profit in the North American crane business fell in the second quarter of 2003 when compared to the same period in 2002. The decline in gross profit is related primarily to the drop in volume while the remainder is due to lower prices realized on the sale of both new machines and replacement parts.

Selling, general and administrative expense in the Terex Cranes segment increased by $10.9 million to $20.3 million in the first quarter of 2003 when compared to the same period in 2002. Selling, general and administrative expense from the Demag and Crane & Machinery businesses totaled $10.8 million, which largely accounts for the increase over the prior year period. Also included in selling, general and administrative expense in the second quarter of 2003 is a $0.5 million charge related to the closure of the Peiner facility.

Operating profit for the Terex Cranes segment fell by $10.8 million to $1.5 million in the three months ended June 30, 2003 when compared to $12.3 million for the same period in 2002. Demag and Crane & Machinery contributed $7.3 million of operating profit in the second quarter of 2003. Included in operating profit for the second quarter 2003 is a $7.1 million charge related to the closure of the Peiner tower crane facility. The North American crane business generated an operating loss in the second quarter of 2003 as a result of lower sales levels and selling margins when compared to the same period in 2002. Demand for mobile cranes in North America remains weak due to reduced construction demand.

Terex Mining, Roadbuilding, Utility Products and Other

Sales in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $9.0 million to $202.9 million for the three months ended June 30, 2003 from $193.9 for the comparable 2002 period. Sales from Commercial Body (acquired February 14, 2003) totaled $14.0 million during the second quarter of 2003. Sales of concrete paving products declined by approximately one-quarter when compared to the second quarter of 2002. Demand for roadbuilding products in general has been weak over the past twelve months as improvements in state and federal funding for road construction have yet to materialize. Sales of Advance Mixer's front discharge cement mixers doubled in the second quarter of 2003 when compared to the same period in 2002. Advance Mixer was acquired on April 11, 2002 and its results in the second quarter of 2002 did not benefit from the full impact of the Company's business integration activities.

Gross profit in the Terex Mining, Roadbuilding, Utility Products and Other segment declined by $31.4 million to $1.5 million for the three months ended June 30, 2003 compared to $32.9 million for the comparable period in 2002. Sales levels in the segment's Roadbuilding businesses have declined significantly over the past 24 months as funding for road building and repair projects has remained weak. As a result of this decline, and in light of increasing state and federal government budget deficits, the Company revised downward the projected sales levels for the Roadbuilding business unit. In response to the depressed market conditions, the Company reviewed its projected inventory requirements at its Roadbuilding businesses and also reviewed the long-term profitability of several niche product categories at these businesses. As a result of this review, the Company recorded a charge of $28.6 million in the second quarter of 2003, primarily to reduce inventory to reflect forecasted demand and to exit certain economically unviable niche product lines. In addition to these inventory related costs, gross profit in the Roadbuilding businesses declined as lower selling prices were realized in a more competitive market place. During the second quarter of 2002, the Company recorded a charge of $8.2 million to reduce the carrying value of the long-term assets in the Light Construction business ($7.9 million) and to reduce the workforce in the Cedarapids business ($0.3 million).

Selling, general and administrative expense in the Terex Mining, Roadbuilding, Utility Products and Other segment decreased by $0.3 million to $24.5 million in the three months ended June 30, 2003 when compared to the same period in 2002. The acquisition of Commercial Body and Combatel increased selling, general and administrative expense by $1.3 million. Also included in second quarter 2003 selling, general and administrative costs is a $1.7 million charge related primarily to the product line exits in the Roadbuilding businesses described above. During the second quarter of 2002, the Company recorded a charge of $0.6 million related to a reduction in force at its Cedarapids business.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. To date, funding for road projects have remained at historically low levels as federal and state budgets have been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumes that funding levels for domestic road projects will not improve significantly in the short term. In addition, the outlook assumes that the Company will continue to reduce working capital invested in the reporting unit to better match revenue expectations.

Based on this review, the Company determined the fair value of the Roadbuilding reporting unit using the present value of the cash flow expected to be generated by the reporting unit. The cash flow was determined based on the expected revenues, after tax profits, working capital levels and capital expenditures for the reporting unit. The present value was calculated by discounting the cash flow by the Company's weighted average cost of capital. The Company, with the assistance of a third-party, also reviewed the market value of the Roadbuilding reporting unit's tangible and intangible assets. These values were included in the determination of the carrying value of the Roadbuilding reporting unit.

Based on the revised fair value of the reporting unit, a goodwill impairment of $51.3 million was recognized during the three months ended June 30, 2003.

Operating profit in the Terex Mining, Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2003 was a loss of $74.3 million, a reduction of $82.4 million from the same period in 2002. During the three months ended June 30, 2003, the Terex Mining, Roadbuilding, Utility Products and Other Segment recorded a goodwill impairment charge of $51.3 million for its Roadbuilding reporting unit. Additionally, a total charge of $29.8 million was recorded in the second quarter of 2003 to bring inventory levels in line with significantly reduced demand expectations and to exit certain niche product lines. The charges consist primarily of inventory write-downs.

Terex Aerial Work Platforms

Sales in the Terex Aerial Work Platforms segment totaled $167.8 million for the three months ended June 30, 2003, an increase of $158.5 million from the comparable period in 2002. The addition of Genie, acquired on September 18, 2002, is the primary reason for the increase. Results for the three months ended June 30, 2002 represent the performance of the North American telehandler business only.

Gross profit in the Terex Aerial Work Platforms segment totaled $35.4 million for the three months ended June 30, 2003, an increase of $34.6 million from the comparable period in 2002. The acquisition of Genie accounted for $33.7 million of the increase in gross profit from 2002. Included in Genie's gross profit of $33.7 million is a non-recurring reduction of gross profit of $0.1 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relate to acquired inventory. No fair value adjustment remains in inventory as of June 30, 2003.

Selling, general and administrative expense in the Terex Aerial Work Platforms segment totaled $14.0 million in the three months ended June 30, 2003, an increase of $13.4 million from the comparable period in 2002. The acquisition of Genie accounted for the increase from 2002.

Operating profit for the Terex Aerial Work Platforms segment totaled $21.4 million, an increase of $21.2 million from the second quarter of 2002. The majority of the increase is due to the acquisition of Genie.

Net Interest Expense

During the three months ended June 30, 2003, the Company's net interest expense increased $4.1 million to $24.3 million from $20.2 million for the prior year period. The increase was due to the overall increase in bank debt used to finance acquisitions in 2002.

Other Income (Expense) - Net

Other income (expense) - net for the three months ended June 30, 2003 was expense of $3.0 million as compared to an expense of $10.6 million for the prior year period. During the three months ended June 30, 2003, the Company recorded an expense of $1.1 million to reduce the carrying cost of its investment in SDC International Inc. ("SDC") to zero. This write-down reflects the current market value of SDC's stock. During the second quarter of 2002, the Company recorded a charge of $15.0 million to write-down the carrying value of certain investments in its Terex Cranes segment and EarthKing business.

Loss on Retirement of Debt

On June 30, 2003, the Company redeemed $50.0 million aggregate principle amount of its 8-7/8% Senior Subordinated Notes due 2008. In connection with this redemption the Company recognized a loss of $1.9. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write off of unamortized original issuance discount ($1.6 million) and the write off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to previously closed fair value interest rate swaps on this debt ($2.1 million).

Income Taxes

During the three months ended June 30, 2003, the Company recognized a benefit from income taxes of $11.5 million on a loss from continuing operations before income taxes of $49.7 million, an effective rate of 23%, as compared to income tax expense of $5.3 million on income from continuing operations of $16.4 million, an effective rate of 32%, in the prior year period. These effective tax rates differ from previous periods primarily due to a goodwill impairment charge that is non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.

Discontinued Operations

On July 1, 2003, the Company announced that it had entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar. In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain the mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavating mining shovels. As a result, the Company has classified its mining truck business as a business held for sale. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with SFAS No. 144.

Income from discontinued operations for the three months ended June 30, 2003 totaled $0.6 million, net of tax. During the three months ended June 30, 2002, income from discontinued operations was a loss of $5.9 million, net of tax. The increase in income from discontinued operations is due primarily to a 12% increase in sales as well as lower costs incurred in 2003 due to the closure of the Tulsa, Oklahoma mining truck facility. During the second quarter of 2002, the Company recorded a charge of $2.9 million, net of tax, for the closure of the Tulsa, Oklahoma mining truck production facility.

Six Months Ended June 30, 2003 Compared with the Six Months Ended June 30, 2002
-------------------------------------------------------------------------------

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the six months ended June 30, 2003 and 2002.

                                                    Six Months Ended
                                                       June 30,
                                               ----------------------  Increase
                                                   2003       2002    (Decrease)
                                               ----------- ---------- ----------
                                                      (amounts in millions)
NET SALES
   Terex Construction..........................$    700.9  $   594.2  $  106.7
   Terex Cranes................................     510.9      271.5     239.4
   Terex Mining, Roadbuilding, Utility
     Products and Other........................     392.6      356.2      36.4
   Terex Aerial Work Platforms.................     315.0       17.1     297.9
   Eliminations/Corporate......................     (32.7)     (39.4)      6.7
                                               ----------- ---------- ----------
     Total.....................................$  1,886.7  $ 1,199.6  $  687.1
                                               =========== ========== ==========

GROSS PROFIT
   Terex Construction..........................$     95.0  $   100.3  $   (5.3)
   Terex Cranes................................      49.0       38.5      10.5
   Terex Mining, Roadbuilding, Utility
     Products and Other........................      28.3       65.6     (37.3)
   Terex Aerial Work Platforms.................      64.9        1.6      63.3
   Eliminations/Corporate......................      (0.2)       0.2      (0.4)
                                               ----------- ---------- ----------
     Total.....................................$    237.0  $   206.2  $   30.8
                                               =========== ========== ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction..........................$     61.8  $    56.1  $    5.7
   Terex Cranes................................      40.7       18.9      21.8
   Terex Mining, Roadbuilding, Utility
     Products and Other........................      46.5       46.1       0.4
   Terex Aerial Work Platforms.................      27.7        1.2      26.5
   Eliminations/Corporate......................       0.9        3.8      (2.9)
                                               ----------- ---------- ----------
     Total.....................................$    177.6  $   126.1  $   51.5
                                               =========== ========== ==========

GOODWILL IMPAIRMENT
   Terex Construction..........................$    ---    $   ---    $  ---
   Terex Cranes................................     ---        ---       ---
   Terex Mining, Roadbuilding, Utility
     Products and Other........................      51.3      ---        51.3
   Terex Aerial Work Platforms.................     ---        ---       ---
   Eliminations/Corporate......................     ---        ---       ---
                                               ----------- ---------- ----------
     Total.....................................$     51.3  $   ---    $   51.3
                                               =========== ========== ==========

 INCOME (LOSS) FROM OPERATIONS
   Terex Construction..........................$     33.2  $    44.2  $  (11.0)
   Terex Cranes................................       8.3       19.6     (11.3)
   Terex Mining, Roadbuilding, Utility
     Products and Other........................     (69.5)      19.5     (89.0)
   Terex Aerial Work Platforms.................      37.2        0.4      36.8
   Eliminations/Corporate......................      (1.1)      (3.6)      2.5
                                               ----------- ---------- ----------
     Total.....................................$      8.1  $    80.1  $  (72.0)
                                               =========== ========== ==========

Terex Consolidated

Total sales for the six months ended June 30, 2003 were $1,886.7 million, an increase of $687.1 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery added $638.4 million of sales when compared to the first six months of 2002. Sales in the Terex Construction segment increased by $106.7 million when compared to the first half of 2002, primarily due to the increase in value of the Euro and British Pound compared to the U.S. dollar. Sales in the Terex Cranes segment fell relative to the first half of 2002 primarily as a result of reduced demand for mobile cranes in the North American market.

Gross profit for the six months ended June 30, 2003 was $237.0 million, an increase of $30.8 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery added $100.3 million of gross profit when compared to the first six months of 2002. During the first six months of 2003, the Company recorded charges totaling $43.5 million. These costs relate primarily to inventory write-downs to reflect significant reductions in market demand for roadbuilding products ($28.6 million), facility closures ($10.8 million), inventory valuation adjustments at the recently acquired Demag and Genie businesses ($2.9 million) and other costs ($1.2 million). During the first six months of 2002, the Company recorded charges totaling $9.4 million relating primarily to a reduction in carrying value of long-term assets in accordance with SFAS No. 144 ($7.9 million). Gross profit declined relative to the first six months of 2002 in the Terex Cranes segment as a result of continued weak demand for mobile cranes in North America. Gross profit also declined relative to the first six months of 2002 in the Roadbuilding businesses as a result of the reduced demand for the segment's products and increased competition.

Selling, general and administrative expenses for the six months ended June 30, 2003 totaled $177.6 million, an increase of $51.5 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery added $51.0 million of selling, general and administrative expense when compared to the first six months of 2002.

Income (loss) from operations for the six months ended June 30, 2003 totaled $8.1 million, a reduction of $72.0 million when compared to the same period in 2002. This reduction in operating income is due primarily to the impact of the goodwill impairment charge of $51.3 million recorded in the Roadbuilding reporting unit in the six months ended June 30, 2003. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery added $49.3 million of income from operations when compared to the first six months of 2002.

Terex Construction

Sales in the Terex Construction segment increased to $700.9 million for the six months ended June 30, 2003 from $594.2 million for the comparable 2002 period. Sales in the segment increased primarily as a result of the increase in value of the Euro and British Pound relative to the U.S. dollar in the first half of 2003 when compared to the first half of 2002.

Gross profit in the Terex Construction segment fell by $5.3 million from the comparable 2002 period and totaled $95.0 million for the six months ended June 30, 2003. Gross profit in the first six months of 2003 included charges of $2.1 million primarily related to the closure of the Powerscreen facility in Kilbeggan, Ireland announced during the second quarter of 2003. Gross profits declined in the articulated dump truck business during the first six months of 2003 as compared to the first six months of 2002.

Selling, general and administrative expense in the Terex Construction segment increased by $5.7 million to $61.8 million during the six months ended June 30, 2003 when compared to the same period in 2002. The increase was due primarily to the impact of foreign exchange, as the majority of the Terex Construction segment businesses incur costs in Euro and British Pounds. Additionally, the Terex Construction segment increased its allowance for doubtful accounts receivable during the six months ended June 30, 2003.

Operating profit in the Terex Construction segment fell by $11.0 million to $33.2 million for the six months ended June 30, 2003 when compared to the same period in 2002. The primary reasons for the decrease in operating profit were the decline in the gross profit on articulated trucks and the construction equipment rental business located in the United Kingdom, the impact of foreign exchange rates and costs to close the Kilbeggan facility.

Terex Cranes

Total sales for the Terex Cranes segment increased by $239.4 million and totaled $510.9 million for the six months ended June 30, 2003 as compared to the same period in 2002. Sales of Demag, acquired on August 30, 2002, and Crane &

Machinery totaled $314.0 million in the first six months of 2003. Sales of mobile cranes in North America decreased significantly in the first six months of 2003 relative to 2002. Demand for mobile cranes continues to be negatively impacted by weak construction activity and overcapacity in the rental markets.

Gross profit for the Terex Cranes segment increased by $10.5 million to $49.0 million for the six months ended June 30, 2003 as compared to the same period in 2002. Gross profit in 2003 included charges of $9.3 million. These charges relate to fair-value adjustments to inventory required under purchase accounting ($2.1 million) and the closure of the Peiner tower crane production facility in Trier, Germany ($6.6 million) and the Terex-RO production facility in Olathe, Kansas ($0.3 million). Gross profit from Demag and Crane & Machinery totaled $35.8 million. Gross profit declined significantly in the North American business as a result of lower sales and lower selling margins from competitive pressures.

Selling, general and administrative expense in the Terex Cranes segment increased by $21.8 million to $40.7 million for the six months ended June 30, 2003 when compared to the same period in 2002. Selling, general and administrative expense from the Demag and Crane & Machinery businesses totaled $22.5 million, which largely accounts for the increase over the prior year period.

Operating profit for the Terex Cranes segment fell by $11.3 million to $8.3 million in the six months ended June 30, 2003 when compared to the same period in 2002. Demag and Crane & Machinery accounted for increased operating profit of $13.3 million during the first six months of 2003. The North American crane businesses generated a small operating loss during the first six months of 2003 as a result of significant decrease in demand. This compares unfavorably to the operating profit generated by the North American crane businesses in the first six months of 2002.

Terex Mining, Roadbuilding, Utility Products and Other

Sales in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $36.4 million to $392.6 million for the six months ended June 30, 2003 when compared to the comparable 2002 period. Sales from Advance Mixer (acquired April 11, 2002) and Commercial Body (acquired February 14, 2003) totaled $61.4 million for the six months ended June 30, 2003 compared to $9.2 million for the comparable period in 2002. Sales declined in the Roadbuilding businesses at Cedarapids and CMI when compared to the first six months of 2002. Demand remains weak for these products as increasing federal and state budget deficits have reduced expected funding for roadbuilding projects.

Gross profit in the Terex Mining, Roadbuilding, Utility Products and Other segment declined by $37.3 million to $28.3 million for the six months ended June 30, 2003 compared to the comparable period in 2002. Gross profit from Advance Mixer and Commercial Body totaled $5.7 million for the six months ended June 30, 2003 compared to $1.1 million for the comparable period in 2002. During the first six months of 2003, the Company recorded charges totaling $31.3 million, primarily to reduce inventory levels to reflect reduced demand expectations and to exit certain economically unviable niche product lines in the Roadbuilding businesses. Also included in the $31.3 million total was a charge of $1.5 million recorded in the first quarter of 2003 for costs incurred in exiting the Company's EarthKing internet based businesses. During the first six months of 2002, the Company recorded charges totaling $9.4 million relating primarily to the closure of the Standard Havens hot mix asphalt plant ($1.2 million) and a long-term asset impairment in accordance with SFAS No. 144 recorded in the Light Construction business ($7.9 million). In addition to these inventory related costs, gross profit in the Roadbuilding businesses declined as lower selling prices were realized in a more competitive market place.

Selling, general and administrative expense in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $0.4 million to $46.5 million in the six months ending June 30, 2003 when compared to the same period in 2002.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. To date, funding for road projects have remained at historically low levels as federal and state budgets have been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumes that funding levels for domestic road projects will not improve significantly in the short term. In addition, the outlook assumes that the Company will continue to reduce working capital invested in the reporting unit to better match revenue expectations.

Based on this review, the Company determined the fair value of the Roadbuilding reporting unit using the present value of the cash flow expected to be generated by the reporting unit. The cash flow was determined based on the expected revenues, after tax profits, working capital levels and capital expenditures for the reporting unit. The present value was calculated by discounting the cash flow by the Company's weighted average cost of capital. The Company, with the assistance of a third-party, also reviewed the market value of the Roadbuilding reporting unit's tangible and intangible assets. These values were included in the determination of the carrying value of the Roadbuilding reporting unit.

Based on the revised fair value of the reporting unit, a goodwill impairment of $51.3 million was recognized during the six months ended June 30, 2003.

Operating profit in the Terex Mining, Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2003 was a loss of $69.5 million, a reduction of $89.0 million from the same period in 2002. This reduction in operating income is due primarily to the impact of the goodwill impairment charge of $51.3 million recorded in the Roadbuilding reporting unit in the six months ended June 30, 2003. Operating profit from Advance Mixer and Commercial Body totaled $2.4 million for the six months ended June 30, 2003 compared to $0.9 million for the comparable period in 2002. Total charges recorded in the first half of 2003 relating primarily to product line exits and inventory write-downs totaled $33.3 million. Total charges recorded in the first half of 2002 relating primarily to facility closures and long-term asset impairment totaled $10.0 million.

Terex Aerial Work Platforms

Sales in the Terex Aerial Work Platform segment totaled $315.0 million for the six months ended June 30, 2003, an increase of $297.9 million from the comparable period in 2002. The increase in sales is due primarily to the acquisition of Genie. Results for the six months ended June 30, 2002 represent the performance of the North American telehandler business only.

Gross profit in the Terex Aerial Work Platform segment totaled $64.9 million for the six months ended June 30, 2003, an increase of $63.3 million from the comparable period in 2002. The acquisition of Genie increased gross profit by $62.7 million when compared to the first six months of 2002. Included in gross profit is a non-recurring reduction of gross profit of $0.8 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relate to acquired inventory. As of June 30, 2003, there was no remaining fair value adjustment in inventory. Gross profit in the telehandler business increased as a result of higher sales volume and improved margins.

Selling, general and administrative expense in the Terex Aerial Work Platforms segment totaled $27.7 million in the six months ended June 30, 2003, an increase of $26.5 million from the comparable period in 2002. The increase is due primarily to the acquisition of Genie.

Operating profit for the six months ended June 30, 2003 in the Terex Aerial Work Platforms segment increased by $36.8 million to $37.2 million when compared to the same period in 2002. The acquisition of Genie increased operating earnings by $36.3 million in the first half of 2003 when compared to the comparable period in 2002. Operating earnings in the telehandler business increased as a result of higher volumes and improved gross margins.

Net Interest Expense

During the six months ended June 30, 2003, the Company's net interest expense increased $7.1 million to $48.2 million from $41.1 million for the prior year period. The increase was due to the overall increase in bank debt used to finance acquisitions in 2002.

Other Income (Expense) - Net
Other income (expense) - net for the six months ended June 30, 2003 was an expense of $2.7 million as compared to an expense of $12.0 million for the prior year period. During the six months ended June 30, 2003, the Company recorded income of $2.4 million related to a favorable court judgment on appeal as the defendant in a patent infringement case. This was partially offset by an expense of $1.1 million to reduce the carrying cost of its investment in SDC to zero. This write-down reflects the current market value of SDC's stock. During the six months ended June 30, 2002, the Company recorded a charge of $15.0 million to write-down the carrying value of certain investments in its Terex Cranes segment and EarthKing business.

Loss on Retirement of Debt

On June 30, 2003, the Company redeemed $50.0 million aggregate principle amount of its 8-7/8% Senior Subordinated Notes due 2008. In connection with this redemption the Company recognized a loss of $1.9. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write off of unamortized original issuance discount ($1.6 million) and the write off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to fair value interest rate swaps previously closed on this debt ($2.1 million).

Income Taxes

During the six months ended June 30, 2003, the Company recognized a benefit from income taxes of $6.8 million on a loss from continuing operations before income taxes of $44.7 million, an effective rate of 15%, as compared to income tax expense of $8.7 million on income from continuing operations before income taxes of $27.0 million, an effective rate of 32%, in the prior year period. A significant portion of the goodwill impairment charge is not deductible for income taxes and results in a change to the effective tax rate. These effective tax rates differ from previous periods primarily due to a goodwill impairment charge that is non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.

Discontinued Operations

On July 1, 2003, the Company announced that it had entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar. In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain the mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavating mining shovels. As a result, the Company has classified its mining truck business as a business held for sale. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with SFAS No. 144.

Income from discontinued operations for the six months ended June 30, 2003 totaled $1.3 million, net of tax. During the six months ended June 30, 2002, income from discontinued operations was a loss of $6.9 million, net of tax. The increase in income from discontinued operations is due primarily to a 24% increase in sales as well as lower costs incurred in 2003 due to the closure of the Tulsa, Oklahoma mining truck facility. During the second quarter of 2002, the Company recorded a charge of $2.9 million, net of tax, for the closure of the Tulsa, Oklahoma mining truck production facility.

Cumulative Effect of Change in Accounting Principle

In accordance with the requirements of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in the six months ended June 30, 2002. See "Critical Accounting
Policies," below, for additional information on these charges. This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Mining, Roadbuilding, Utility Products and Other segment) ($105.7 million, or $105.7 million, net of income taxes), and the Light Construction Group (Terex Mining, Roadbuilding, Utility Products and Other segment) ($26.2 million, or $18.1 million, net of income taxes). This charge was partially offset by a one-time gain ($17.8 million, $10.7 million net of income taxes) recognized on January 1, 2002 in the Fermec Manufacturing Limited ("Fermec") business. The purchase price paid by the Company to acquire Fermec was less than the net assets acquired in the transaction. Prior to January 1, 2002, the difference was recorded as a deferred credit in goodwill. As required by SFAS No. 141, this credit balance was recognized as a cumulative effect adjustment on January 1, 2002.

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

Inventories - Inventories are stated at the lower of cost or market value. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At June 30, 2003, reserves for excess and obsolete inventory totaled $46.4 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At June 30, 2003, reserves for potentially uncollectible accounts receivable totaled $24.6 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment as of June 30, 2003. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of June 30, 2003, the Company's maximum exposure to such credit guarantees is $311.1 million. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at June 30, 2003 is $34.2 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2003, the Company's maximum exposure pursuant to buyback guarantees is $34.3 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.0% to 7.0% for international plans at June 30, 2003. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.75% for U. S. plans and 5.75% to 6.0% for international plans at June 30, 2003. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 5.0% for U.S. plans and 3.75% to 4.25% for international plans at June 30, 2003. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At June 30, 2003 the Company had deferred tax assets of $202.9 million, net of valuation allowances. The benefit from income taxes was $6.8 million for the six months ended June 30, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $184.4 million was provided by operating activities during the six months ended June 30, 2003. Reduced working capital needs provided approximately $128 million of cash. The Company defines working capital as the sum of accounts receivable and inventory less accounts payable. Net cash used in investing activities was $19.3 million during the six months ended June 30, 2003, primarily related to the acquisition of Commercial Body and capital expenditures. Net cash used in financing activities was $108.1 million during the six months ended June 30, 2003, which included $52.3 million for the redemption of $50 million principal amount of 8-7/8% Senior Subordinated Notes. In addition, the Company had $212.2 million available for borrowing under its revolving credit facilities at June 30, 2003. Therefore, total liquidity available to the Company at June 30, 2003 was approximately $632.6 million.

Acquisitions and new product development have been important components of the Company's growth strategy. Although the Company may make additional acquisitions in the future, particularly those that would complement the Company's existing operations, the Company is currently focused on completing the integration of its recent acquisitions.

Debt reduction and an improved capital structure are major focal points for the Company. The Company regularly reviews its alternatives to improve its capital structure and to reduce debt service through debt refinancings, debt repurchases and redemptions, issuances of equity, asset sales, including strategic dispositions of business units, or any combination thereof. On June 30, 2003, the Company redeemed $50 million of its 8-7/8% Senior Subordinated Notes due 2008. On April 23, 2002, the Company issued approximately 5.3 million shares of its common stock in a public offering with net proceeds to the Company of $113.3 million for use for debt reduction and general corporate purposes. On July 3, 2002, the Company entered into an amended and restated credit facility with its bank lending group. The revised agreement provides for $375 million of term debt maturing in June 2009 and a revolving credit facility of $300 million that is available through June 2007. The facility also included provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility. On September 13, 2002, the Company consummated an incremental term loan borrowing of $210 million maturing in December 2009 under this facility to acquire Genie, to refinance some of Genie's debt and for other general corporate purposes. In addition to providing the Company with additional funds, the revised credit agreement also amended certain covenants and other provisions to allow the Company greater flexibility. This added flexibility included changes to increase the Company's ability to make acquisitions, participate in joint ventures and take other corporate actions. Adjustments were also made to financial covenant ratios, including the Company's consolidated total leverage ratio, consolidated interest coverage ratio and consolidated senior leverage ratio, that permit the Company to maintain additional debt for a longer period of time.

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

The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants that require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive periodically. Maintaining compliance with these ratios depends on the future performance of the Company and the achievement of cost savings and earning levels anticipated in acquisitions. The Company is currently in compliance with its financial covenants under its bank credit facilities. The Company's ability to remain compliant with its covenants in the future is dependent on its ability to maintain its earnings, including its ability to generate cash flow from working capital reductions, realize cost savings at recently acquired units, realize the benefit of its restructuring programs and maintain an appropriate level of operating profits. The interest rates charged are subject to adjustment based on the Company's consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.07% at June 30, 2003.

The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage.

At June 30, 2003, the Company had outstanding letters of credit that totaled $94.7 million and had issued $311.1 million in guarantees of customer financing to purchase equipment, $34.2 million in residual value guarantees and $34.3 million in buyback guarantees.

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Prior to the Company's acquisition of Genie, Genie had contributed $5.3 million in cash in exchange for its ownership interest in GFSH B.V. During January 2003, Genie contributed an additional $0.8 million in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V. As disclosed in Note I - "Investment in Joint Venture," in the Notes to Condensed Consolidated Financial Statements, FIN 46 may require the Company to consolidate the results of GFSH B.V. effective July 1, 2003. The Company does not expect that this consolidation will have a material impact on the Company's consolidated financial position or results of operations.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of June 30, 2003, the joint venture's total assets were $122.0 million and consisted primarily of financing receivables and lease related equipment; total liabilities were $107.8 million and consisted primarily of debt payable to the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of June 30, 2003, the maximum exposure to loss under these guarantees is approximately $7 million. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the South African Rand. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2003, the Company had foreign exchange contracts with a notional value of $125.0 million.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $75 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 3.69% to 4.50% over LIBOR. At June 30, 2003, the floating rates ranged between 4.81% and 5.82%.

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

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities" which is effective for the Company on July 1, 2003 for any existing entities and to any variable interest entities created after January 31, 2003. A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force (the "EITF") released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company's consolidated financial position or results of operations.

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operation.


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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2003, the Company had foreign currency contracts with a notional value of $125.0 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $3.1 million at June 30, 2003.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt.
Primary exposure includes movements in the LIBOR. At June 30, 2003, approximately 50% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.3%.

At June 30, 2003, the Company had approximately $154 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.81% and 5.82% at June 30, 2003. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $10.2 million.

At June 30, 2003, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at June 30, 2003 would have increased interest expense by approximately $2 million in the six months ended June 30, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003, pursuant to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART II       OTHER INFORMATION
              ------------------

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

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

On April 29, 2003, the Company issued 42,805 shares of its Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued to the former stockholder of Utility Equipment as part of the acquisition of all of the outstanding capital stock of such company by a subsidiary of the Company. This issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as such issuance did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.

Item 3.       Defaults Upon Senior Securities
             -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

At the annual meeting of stockholders held May 22, 2003, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 28, 2003 voted to approve each of the two proposals included in the Company's proxy statement as follows:

                                                  Affirmative         Negative         Abstentions          Unvoted
                                                ----------------- ------------------ -----------------  -----------------
Proposal 1: To elect eight  directors to hold
     office for one year or until their
     successors are duly elected and qualified:
                  Ronald M. DeFeo                  41,615,239          339,151             ---                ---
                  G. Chris Andersen                41,692,696          261,694             ---                ---
                  Don DeFosset                     41,692,665          261,725             ---                ---
                  William H. Fike                  41,692,626          261,764             ---                ---
                  Dr. Donald P. Jacobs             41,691,626          262,764             ---                ---
                  David A. Sachs                   41,692,536          261,854             ---                ---
                  J. C. Watts, Jr.                 41,691,130          263,260             ---                ---
                  Helge H. Wehmeier                41,691,379          263,011             ---                ---

Proposal 2:  To ratify the selection of
     PricewaterhouseCoopers LLP as independent
     accountants of the Company for 2003:         41,669,971           263,292             21,127           ---



Item 5.       Other Information
              -----------------

Not applicable.

Forward-Looking Information
---------------------------

Certain information in this Quarterly Report includes forward-looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Contingencies and Uncertainties." In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others: the Company's business is highly cyclical and weak general economic conditions may affect the sales of its products and its financial results; the sensitivity of construction, infrastructure and mining activity to interest rates and government spending; the ability to successfully integrate acquired businesses; the retention of key management personnel; the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors; the effects of changes in laws and regulations; the Company's business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics; the ability of suppliers to timely supply the Company parts and components at competitive prices; the financial condition of suppliers and customers, and their continued access to capital; the Company's ability to timely manufacture and deliver products to customers; the Company's substantial amount of debt and its need to comply with restrictive covenants contained in the Company's debt agreements; compliance with applicable environmental laws and regulations; and other factors. Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 6.       Exhibits and Reports on Form 8-K
             --------------------------------

                (a) The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

                (b)     Reports on Form 8-K:

                        During the quarter ended June 30, 2003, the Company filed or furnished the following Current Reports on Form 8-K:

                        - A report on Form 8-K was filed on April 8, 2003 announcing a conference call to be held on April 24, 2003 to review the Company's financial results for the quarter ended March 31, 2003.

                        - A report on Form 8-K was furnished on April 23, 2003 providing a press release that announced and reviewed the Company's financial results for its quarter ended March 31, 2003.

                        - A report on Form 8-K was filed on May 29, 2003 announcing the Company's redemption of $50 million in principal amount of its 8-7/8% Senior Subordinated Notes due 2008.

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


                                              TEREX CORPORATION
                                              -----------------
                                               (Registrant)


Date:  August 13, 2003                       /s/ Phillip C. Widman
                                                 Phillip C. Widman
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date:  August 13, 2003                       /s/ Mark T. Cohen
                                                 Mark T. Cohen
                                                 Controller
                                                 (Principal Accounting Officer)

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

4.9 Eighth Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 31,
        1998) (incorporated by reference to Exhibit 4.9 to the Form 10-Q for the quarter ended March 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

4.17 Seventh Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 9, 1999) (incorporated by reference to Exhibit 4.17 to the Form 10-Q for the quarter ended March 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

4.21 Third Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29,
        2001) (incorporated by reference to Exhibit 4.21 to the Form 10-Q for the quarter ended March 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

4.24 Second Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17,
        2001) (incorporated by reference to Exhibit 4.24 to the Form 10-Q for the quarter ended March 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

10.17 Underwriting Agreement, dated as of December 5, 2001, between Terex Corporation and Salomon Smith Barney Inc. (incorporated by reference to
        Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 5, 2001 and filed with the Commission on December 6,
        2001).

10.18 Purchase Agreement, dated as of December 10, 2001, among Terex Corporation and the Purchasers, as defined therein (incorporated by reference to Exhibit 10.32 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.19 Registration Rights Agreement, dated as of December 17, 2001, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.33 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

10.20 Agreement on the Sale and Purchase of Shares of the Schaeff Group of Companies, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.21 Stock Purchase Agreement Concerning the Acquisition of Terex Common Stock, dated as of November 26, 2001, among Terex Corporation, its wholly-owned subsidiary and the parties named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 28, 2001 and filed with the Commission on January 15, 2002).

10.22 Underwriting Agreement, dated as of April 18, 2002 between Terex Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 18, 2002 and filed with the Commission on April 18, 2002).

10.23 Sale and Purchase Agreement, dated May 16, 2002, among Terex Corporation, Terex Germany GmbH & Co. KG and Demag Mobile Cranes GmbH (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 16, 2002 and filed with the Commission on May 17, 2002).

10.24 Agreement and Plan of Merger, dated July 19, 2002, among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc., Robert Wilkerson, S. Ward Bushnell, F. Roger Brown, Wilkerson Limited
        Partnership, Bushnell Limited Partnership and R. Brown Limited Partnership (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 19, 2002 and filed with the Commission on July 22, 2002).

10.25 First Amendment to Agreement and Plan of Merger, dated as of September 18, 2002, by and among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc. and Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

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

10.29   Amended and Restated  Promissory Note, dated October 26, 2001, by Ronald
        M. DeFeo in favor of Terex Corporation (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.30   Pledge and Assignment Agreement dated as of March 2, 2000 between Ronald
        M. DeFeo and Terex  Corporation  (incorporated  by  reference to Exhibit
        10.33 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.31 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.32 Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

12      Calculation of Ratio of Earnings to Fixed Charges. *

31.1    Chief    Executive    Officer    Certification    pursuant    to    Rule
        13a-14(a)/15d-14(a).*

31.2    Chief    Financial    Officer    Certification    pursuant    to    Rule
        13a-14(a)/15d-14(a).*

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002. *

    * Exhibit filed with this document.