Form 10-Q
period 2003-09-30
TEREX CORP
filed 2003-11-13
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      -------------------------------------

                                 F O R M 10 - Q

(Mark One)

     |X|        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                -------------------------------------------------

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
                                YES X   NO
                                   ---    ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b -2).

                               YES X   NO
                                   ---    ---


Number of outstanding shares of common stock: 48.7 million as of November 6, 2003.


The Exhibit Index begins on page 55.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which are guarantors (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), $200 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes") and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note P to the Company's September 30, 2003 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                        State or other             I.R.S.
                                       jurisdiction of            employer
                                        incorporation         identification
         Guarantor                     or organization             number
         ---------                     ----------------        --------------
Amida Industries, Inc.                   South Carolina           57-0531390
Benford America, Inc.                       Delaware              76-0522879
BL-Pegson USA, Inc.                        Connecticut            31-1629830
Cedarapids, Inc.                              Iowa                42-0332910
CMI Dakota Company                        South Dakota            46-0440642
CMI Terex Corporation                       Oklahoma              73-0519810
CMIOIL Corporation                          Oklahoma              73-1125438
Coleman Engineering, Inc.                   Tennessee             62-0949893
EarthKing, Inc.                             Delaware              06-1572433
Finlay Hydrascreen USA, Inc.               New Jersey             22-2776883
Fuchs Terex, Inc.                           Delaware              06-1570294
Genie Access Services, Inc.                Washington             91-2073567
Genie China, Inc.                          Washington             91-1973009
Genie Financial Services, Inc.             Washington             91-1712115
Genie Holdings, Inc.                       Washington             91-1666966
Genie Industries, Inc.                     Washington             91-0815489
Genie International, Inc.                  Washington             91-1975116
Genie Manufacturing, Inc.                  Washington             91-1499412
GFS Commercial LLC                         Washington                 n/a
GFS National, Inc.                         Washington             91-1959375
Go Credit Corporation                      Washington             91-1563427
Koehring Cranes, Inc.                       Delaware              06-1423888
Lease Servicing & Funding Corp.            Washington             91-1808180
O & K Orenstein & Koppel, Inc.              Delaware              58-2084520
Payhauler Corp.                             Illinois              36-3195008
Powerscreen Holdings USA Inc.               Delaware              61-1265609
Powerscreen International LLC               Delaware              61-1340898
Powerscreen North America Inc.              Delaware              61-1340891
Powerscreen USA, LLC                        Kentucky              31-1515625
PPM Cranes, Inc.                            Delaware              39-1611683
Product Support, Inc.                       Oklahoma              73-1488926
Royer Industries, Inc.                    Pennsylvania            24-0708630
Schaeff Incorporated                          Iowa                42-1097891
Standard Havens, Inc.                       Delaware              43-0913249
Standard Havens Products, Inc.              Delaware              43-1435208
Telelect Southeast Distribution, Inc.       Tennessee             02-0560744
Terex Advance Mixer, Inc.                   Delaware              06-1444818
Terex Bartell, Inc.                         Delaware              34-1325948
Terex Cranes, Inc.                          Delaware              06-1513089
Terex Financial Services, Inc.              Delaware              45-0497096
Terex Mining Equipment, Inc.                Delaware              06-1503634
Terex Utilities, Inc.                       Delaware              04-3711918
Terex Utilities South, Inc.                 Delaware              74-3075523
Terex-RO Corporation                         Kansas               44-0565380
Terex-Telelect, Inc.                        Delaware              41-1603748
The American Crane Corporation           North Carolina           56-1570091
Utility Equipment, Inc.                      Oregon               93-0557703

                                                                                                                Page No.
                                                                                                                --------
PART I     FINANCIAL INFORMATION
           ---------------------

   Item 1  Condensed Consolidated Financial Statements
           -------------------------------------------

                       TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --
                  Three months and nine months ended September 30, 2003 and 2002......................................3
              Condensed Consolidated Balance Sheet - September 30, 2003 and December 31, 2002.........................4
              Condensed Consolidated Statement of Cash Flows --
                  Three months and nine months ended September 30, 2003 and 2002......................................5
              Notes to Condensed Consolidated Financial Statements -- September 30, 2003..............................6
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................32
   Item 3  Quantitative and Qualitative Disclosures About Market Risk................................................51
   Item 4  Controls and Procedures...................................................................................52

PART II    OTHER INFORMATION
           ------------------

   Item 1  Legal Proceedings.........................................................................................52
   Item 2  Changes in Securities and Use of Proceeds.................................................................52
   Item 3  Defaults Upon Senior Securities...........................................................................52
   Item 4  Submission of Matters to a Vote of Security Holders.......................................................52
   Item 5  Other Information.........................................................................................52
   Item 6  Exhibits and Reports on Form 8-K..........................................................................53

SIGNATURES  .........................................................................................................54
----------

EXHIBIT INDEX .......................................................................................................55
-------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)
                                                                  For the Three Months             For the Nine Months
                                                                    Ended September 30,            Ended September 30,
                                                                ---------------------------   -----------------------------
                                                                     2003         2002              2003          2002
                                                                ------------- -------------   -------------- --------------

Net sales.......................................................$    872.3    $   644.0       $    2,759.0   $   1,843.6
Cost of goods sold..............................................     743.5        556.8            2,393.2       1,550.2
                                                                ------------- -------------   -------------- --------------
    Gross profit................................................     128.8         87.2              365.8         293.4
Selling, general and administrative expenses....................     (86.5)       (51.5)            (264.1)       (177.6)
Goodwill impairment.............................................     ---          ---                (51.3)        ---
                                                                ------------- -------------   -------------- --------------
      Income from operations....................................      42.3         35.7               50.4         115.8
Other income (expense):
     Interest income............................................       1.6          1.8                5.2           4.5
     Interest expense...........................................     (23.0)       (22.1)             (74.8)        (65.9)
     Loss on retirement of debt.................................     ---           (2.4)              (1.9)         (2.4)
     Other income (expense) - net...............................      (1.9)         3.4               (4.6)         (8.6)
                                                                ------------- -------------   -------------- --------------
     Income (loss) from continuing operations before income
       taxes and cumulative effect of change in accounting
       principle................................................      19.0         16.4              (25.7)         43.4
Benefit from (provision for) income taxes.......................      (5.3)        (5.1)               1.5         (13.8)
                                                                ------------- -------------   -------------- --------------

     Income (loss) from continuing operations and before
      cumulative effect of change in accounting principle.......      13.7         11.3              (24.2)         29.6

Income (loss) from discontinued operations (net of income tax benefit (expense) of $(0.3), $0.6, $(0.7) and $3.9,
  respectively).................................................       0.8         (1.5)               2.1          (8.4)
                                                                ------------- -------------   -------------- --------------

Income (loss) before cumulative effect of change in accounting
  principle.....................................................      14.5          9.8              (22.1)         21.2

Cumulative effect of change in accounting principle (net of
  income tax expense of $1.0 in 2002)...........................     ---          ---                ---          (113.4)
                                                                ------------- -------------   -------------- --------------
Net income (loss)...............................................$     14.5    $     9.8       $      (22.1)  $     (92.2)
                                                                ============= =============   ============== ==============
Per common share:
    Basic:
      Income (loss) from continuing operations..................$      0.28    $    0.25       $      (0.50) $       0.71
      Income (loss) from discontinued operations................       0.02        (0.03)              0.04         (0.20)
                                                                ------------- -------------   -------------- --------------
      Income (loss) before cumulative effect of change in
       accounting principle.....................................       0.30         0.22              (0.46)         0.51
      Cumulative effect of change in accounting principle.......     ---          ---                ---            (2.71)
                                                                ------------- -------------   -------------- --------------
        Net income (loss).......................................$      0.30    $    0.22       $      (0.46) $      (2.20)
                                                                ============= =============   ============== ==============

    Diluted:
      Income (loss) from continuing operations..................$      0.27    $    0.25       $      (0.50) $       0.70
      Income (loss) from discontinued operations................       0.02        (0.03)              0.04         (0.20)
                                                                ------------- -------------   -------------- --------------

      Income (loss) before cumulative effect of change in
       accounting principle.....................................       0.29         0.22              (0.46)         0.50
      Cumulative effect of change in accounting principle.......     ---          ---                ---            (2.67)
                                                                ------------- -------------   -------------- --------------
        Net income (loss).......................................$      0.29    $    0.22       $      (0.46) $      (2.17)
                                                                ============= =============   ============== ==============

Weighted average number of shares outstanding in per share calculation:
        Basic...................................................      48.4         44.5               48.1          41.8
        Diluted.................................................      49.7         45.2               48.1          42.5

   The accompanying notes are an integral part of these financial statements.



                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)


                                                                                             September 30,     December 31,
                                                                                                 2003              2002
                                                                                            ---------------- -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................   $       430.9     $       352.2
         Trade receivables (net of allowance of $25.0 at September 30, 2003
           and $19.6 at December 31, 2002)................................................           528.9             578.6
         Inventories......................................................................           963.9           1,106.3
         Other current assets.............................................................           301.9             184.0
                                                                                             ----------------- -----------------
             Total current assets.........................................................         2,225.6           2,221.1
    Long-term assets
         Property, plant and equipment....................................................           355.2             309.4
         Goodwill.........................................................................           605.1             622.9
         Deferred taxes...................................................................           224.4             153.5
         Other assets.....................................................................           342.1             318.8
                                                                                             ----------------- -----------------

    Total assets..........................................................................   $     3,752.4     $     3,625.7
                                                                                             ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt..............................   $        95.1     $        74.1
         Trade accounts payable...........................................................           572.1             542.9
         Accrued compensation and benefits................................................            84.7              74.0
         Accrued warranties and product liability.........................................            86.8              86.0
         Other current liabilities........................................................           351.0             329.2
                                                                                             ----------------- -----------------
             Total current liabilities....................................................         1,189.7           1,106.2
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,389.0           1,487.1
         Other............................................................................           365.8             263.2

    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 49.8 and 48.6
           shares at September 30, 2003 and December 31, 2002, respectively...............             0.5               0.5
         Additional paid-in capital.......................................................           791.7             772.7
         Retained earnings................................................................            45.3              67.4
         Accumulated other comprehensive income (loss)....................................           (11.8)            (53.6)
         Less cost of shares of common stock in treasury - 1.2 shares at September 30,
           2003 and December 31, 2002.....................................................           (17.8)            (17.8)
                                                                                             ----------------- -----------------
             Total stockholders' equity...................................................           807.9             769.2
                                                                                             ----------------- -----------------

    Total liabilities and stockholders' equity............................................   $     3,752.4     $     3,625.7
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



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   -----------------------------
                                                                                        2003         2002
                                                                                   --------------- -------------
 Operating Activities
    Net loss......................................................................  $     (22.1)   $    (92.2)
    Adjustments to reconcile net loss to cash provided by (used in) operating activities:
         Depreciation.............................................................         40.6          23.1
         Amortization.............................................................          9.5           6.0
         Impairment charges and asset write downs.................................         72.5         140.8
         Restructuring charges....................................................        ---             5.4
         Loss on retirement of debt...............................................          1.4           1.6
         Gain on sale of fixed assets.............................................         (2.4)         (0.3)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................         50.9         (45.8)
           Inventories............................................................        112.1         (61.4)
           Trade accounts payable.................................................          3.7          84.8
           Other, net.............................................................        (50.7)        (53.7)
                                                                                    -------------- -------------
              Net cash provided by operating activities...........................        215.5           8.3
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (8.7)       (440.7)
    Capital expenditures..........................................................        (19.7)        (16.4)
    Proceeds from sale of assets..................................................          4.5           3.6
                                                                                    -------------- -------------
              Net cash used in investing activities...............................        (23.9)       (453.5)
                                                                                    -------------- -------------


 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs...............        ---           572.0
    Principal repayments of long-term debt........................................        (54.5)       (218.1)
    Net borrowings (repayments) under revolving line of credit agreements.........        (43.5)         60.4
    Issuance of common stock......................................................        ---           113.3
    Payment of premium on early retirement of debt................................         (2.2)        ---
    Other.........................................................................        (26.0)         (1.3)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................       (126.2)        526.3
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         13.3           6.1
                                                                                    -------------- -------------


 Net Increase in Cash and Cash Equivalents........................................         78.7          87.2

 Cash and Cash Equivalents at Beginning of Period.................................        352.2         250.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     430.9    $    337.6
                                                                                    ============== =============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of September 30, 2003 and for the three months and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Cash and cash equivalents at September 30, 2003 and December 31, 2002 include $9.3 and $4.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and became effective for the Company on January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 has resulted in the Company reporting most gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there has been no effect on the Company's net income or loss. Prior period amounts have been reclassified.

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

In the third quarter of 2002, the Company entered into an amended and restated credit facility with its bank lending group. The Company used a portion of the net proceeds from the term debt under the credit facility to pay down a portion of its outstanding balances under its revolving credit facility. A loss for the write-off of unamortized debt acquisition costs of $2.4 was recorded in connection with this refinancing.

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

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities". A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation, as amended on October 9, 2003, requires a company to consolidate a VIE at December 31, 2003 when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force (the "EITF") released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company's consolidated financial position or results of operations.

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's consolidated financial position or results of operation.

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

The following table summarizes the changes in the aggregate product warranty liability:
                                                              Nine Months Ended
                                                             September 30, 2003
                                                            --------------------
 Balance at beginning of period.............................$       59.1
 Business acquired...........................................        5.5
 Accruals for warranties issued during the period............       40.1
 Changes in estimates........................................       (0.8)
 Settlements during the period...............................      (45.4)
 Foreign exchange effect.....................................        2.7
                                                            --------------------
 Balance at end of period...................................$       61.2
                                                            ====================

Stock-Based Compensation. At September 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                              For the Three Months               For the Nine Months
                                                               Ended September 30,                Ended September 30,
                                                          ------------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                          --------------- --------------  -------------- ---------------
 Reported net income (loss)...............................  $   14.5       $   9.8         $   (22.1)    $    (92.2)

 Deduct: Total stock-based  employee  compensation expense
  determined  under  fair  value  based  methods  for  all
  awards, net of related income tax effects...............      (1.0)         (0.9)             (3.1)          (2.5)
                                                            ------------- --------------  -------------- ---------------

 Pro forma net income (loss)..............................  $   13.5       $   8.9         $   (25.2)     $   (94.7)
                                                            ============= ==============  ============== ===============

 Per common share:
  Basic:
     Reported net income (loss)...........................  $    0.30      $   0.22        $    (0.46)    $    (2.20)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $    0.28      $   0.20        $    (0.52)    $    (2.27)
                                                            ============= ==============  ============== ===============
  Diluted:
     Reported net income (loss)...........................  $    0.29      $   0.22        $    (0.46)    $    (2.17)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $    0.27      $   0.20        $    (0.52)    $    (2.23)
                                                            ============= ==============  ============== ===============

The fair value for these  options was  estimated  at the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                           -----------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                           -------------- --------------  -------------- ---------------
   Dividend yields.........................................     0.0%           0.0%              0.0%            0.0%

   Expected volatility.....................................    52.82%         51.24%            52.82%          51.24%

   Risk-free interest rates................................     4.89%          5.42%             4.89%           5.42%

   Expected life (in years)................................    10.0           10.0               9.8             9.9

   Aggregate fair value of options granted................. $   0.6       $    0.4        $      5.2       $     8.3

   Weighted average fair value at date of grant for
    options granted........................................ $  13.24      $   13.60       $      7.99      $    15.16

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

NOTE B -- DISCONTINUED OPERATIONS

The Company has entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar Inc. ("Caterpillar"). In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain its mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavating mining shovels. The Company expects the transactions to close by March 31, 2004. As a result, the Company has classified its mining truck business as a business held for sale. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with SFAS No. 144. The effect of the discontinued operation on revenue and income from operations for the three and nine months ended September 30, 2003 and 2002 is as follows:

                                       For the Three Months  For the Nine Months
                                       Ended September 30,   Ended September 30,
                                      ---------------------- -------------------
                                         2003       2002       2003     2002
                                      ---------  ----------- -------- ----------
  Net sales........................... $ 34.0    $  30.1     $ 123.8  $  102.7
  Income (loss) from operations....... $  1.4    $  (1.7)    $   3.6  $  (11.7)

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

The Company is in the process of completing certain valuations, appraisals and actuarial and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisitions of Commercial Body and Combatel. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position or its results of operations. The Company may revise its preliminary allocations as additional information is obtained. The Company is in the process of evaluating various alternatives to integrate the activities of Commercial Body and Combatel into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives could impact the acquired businesses or existing businesses, and the Company intends to finalize its plans by December 31, 2003.

The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra") from SDC Prague s.r.o., a subsidiary of SDC International, Inc. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consideration for the acquisition was comprised of debt forgiveness totaling $8.1, cash of $0.2 and approximately 209 thousand shares of Terex common stock. The acquisition brings Terex's total ownership interest in Tatra to approximately 71%. Tatra's results have been included in the Company's consolidated financial statements since August 28, 2003. Tatra is part of the Company's Mining, Roadbuilding, Utilities and Other segment.

The  Company  owns an  approximately  33%  interest in  American  Truck  Company
("ATC"). ATC is located in the United States and manufactures heavy-duty off-road trucks for military and severe duty commercial applications. Tatra also owns an approximately 33% interest in ATC. As a result of the Company's August 28, 2003 acquisition of additional ownership of Tatra, the results of ATC also have been included in the Company's consolidated financials statements since August 28, 2003.

The Company is in the process of completing certain valuations, appraisals and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisition of Tatra.

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

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                         Pro Forma for the           Pro Forma for the
                                                         Three Months Ended          Nine Months Ended
                                                         September 30, 2002          September 30, 2002
                                                      -------------------------  -------------------------
Net sales.............................................$       754.4              $       2,228.9
Income from operations................................$        40.9              $         125.1
Income from continuing operations before cumulative
  effect of change in accounting principle............$         9.8              $        $ 18.8
Income from continuing operations before cumulative
  effect of change in accounting principle, per share:
    Basic.............................................$         0.21             $           0.42
    Diluted...........................................$         0.20             $           0.41

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

Business performance during the first six months of 2003 in the Roadbuilding reporting unit had not met the expectations of the Company that were used when goodwill was last reviewed for impairment as of October 1, 2002. To date, funding for road projects have remained at historically low levels, as federal and state budgets have been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the Roadbuilding reporting unit, the Company initiated a review of the long-term outlook for the Roadbuilding reporting unit. The revised outlook for the Roadbuilding reporting unit assumes that funding levels for domestic road projects will not improve significantly in the short term. In addition, the outlook assumes that the Company will continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Based on the revised fair value of the Roadbuilding reporting unit, a goodwill impairment of $51.3 was recognized during the three months ended June 30, 2003. A portion of the goodwill impairment ($27.3) is non-deductible for income tax purposes.

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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                Terex Mining,
                                                                Roadbuilding,     Terex
                                                                  Utility         Aerial
                                       Terex          Terex     Products and       Work
                                    Construction      Cranes    Other segment    Platforms     Total
                                  ---------------- ---------- ---------------- ------------- ---------
Balance at December 31, 2002..... $      307.3     $  90.3    $   177.5        $    47.8     $ 622.9

Acquisitions.....................        ---           3.5          8.8              7.6        19.9
Impairment.......................        ---         ---          (51.3)           ---         (51.3)
Foreign exchange effect..........         12.5         1.0          0.1            ---          13.6
                                  ---------------- ---------- ---------------- ------------- ---------

Balance at September 30, 2003.... $      319.8     $  94.8    $   135.1        $    55.4     $ 605.1
                                  ================ ========== ================ ============= =========

The goodwill recognized for the acquisitions of Commercial Body, Combatel and Tatra as of September 30, 2003 is not final.

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income
(loss) until the underlying hedged transactions are reported on the Company's consolidated statement of operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate ("LIBOR").

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At September 30, 2003, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at September 30, 2003 was a loss of $3.0, which is recorded in other non-current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months and nine months ended September 30, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income
(loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At September 30, 2003, the Company had $154.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2008. The fair market value of these swaps at September 30, 2003 was a gain of $8.8, which is recorded in other non-current assets. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During March 2003 and December 2002, the Company exited interest rate swap agreements in the notional amount of $275.0 with maturities from 2008 through 2011 that converted fixed rate interest payments into variable rate interest payments. The Company received $13.4 upon exiting these swap agreements. These gains are being amortized over the original maturity and, combined with the market value of the swap agreements held at September 30, 2003, are offset by an $18.9 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within 15 months. At September 30, 2003, the Company had $165.4 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before December 29, 2004. The fair market value of these swaps at September 30, 2003 was a gain of $6.5. At September 30, 2003, $131.0 notional amount of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

During the three months and nine months ended September 30, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At September 30, 2003, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $10.2, net of income taxes.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                        ----------------------------------   -------------------------------
                                              2003               2002             2003            2002
------------------------------------------------------------------------------------------------------------
Balance at beginning of period..........$     (3.8)        $     0.6         $      2.1     $     (0.8)
Additional gains (losses)...............       3.9               0.1               (4.1)           0.1
Amounts reclassified to earnings........       1.3               1.0                3.4            2.4
                                        ----------------  ----------------   -------------- ----------------
Balance at end of period................$      1.4         $     1.7         $      1.4     $      1.7
                                        ================  ================   ============== ================

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

Also in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company's North American crane business, the Terex-RO facility has been closed and the production performed at that facility has been consolidated into the Company's hydraulic crane production facility in Waverly, Iowa. The program has reduced employment by approximately 50 employees and was substantially completed at September 30, 2003. Booms for the Terex-RO product were already being produced in the Waverly facility; accordingly, no production problems are anticipated in connection with this consolidation. Terex-RO is included in the Terex Cranes Segment.

The Company recorded a charge of $1.5 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $1.5 charge is for non-cash closure costs and has been recorded in cost of sales. EarthKing is included in the Terex Mining, Roadbuilding, Utility Products and Other segment. The program was completed as of September 30, 2003. Additionally, during the first quarter of 2003, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8. This write-down was reported in "Other income (expense) - net."

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company's decision to consolidate its German tower crane manufacturing into its Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of the restructuring, the Company has accrued for a headcount reduction of 65 employees. As of September 30, 2003, 54 of the employees had ceased employment with the Company. The program is expected to be completed by April 30, 2004. Terex Peiner is included in the Terex Cranes Segment. During the three months ended June 30, 2003, $2.6 and $0.5 were recorded in cost of sales and selling, general and administrative expenses, respectively. The Terex Peiner closing is expected to reduce annual operating costs by $3.4 once the program is fully implemented.

The Company also recorded a restructuring charge in the second quarter of 2003 of $1.9 for future cash expenditures related to the closure of its Powerscreen facility in Kilbeggan, Ireland. The $1.9 is comprised of $1.0 of severance charges and $0.9 of accruable exit costs. This charge is a result of the Company's decision to consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of 121 employees at the Kilbeggan facility. As of September 30, 2003, all of the employees had ceased employment with the Company. The program is expected to be completed by December 31, 2003. The Powerscreen Kilbeggan facility is included in the Terex Construction Segment. During the three months ended June 30, 2003, $1.8 and $0.1 were recorded in cost of sales and selling, general and administrative expenses, respectively. The Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

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

During the third quarter of 2003, the Company recorded a severance charge of $0.1 for future cash expenditures at its hydraulic crane production facility in Waverly, Iowa. The Company plans to terminate six employees due to the integration of the Terex-RO facility into Waverly. This charge has been recorded in cost of goods sold.

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

     o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provides pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, is part of the Company's Construction segment and is not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business has faced declining demand over the past few years and, as it is not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.
     o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company has consolidated several compact equipment production facilities into a single location in Coventry, England. The Company moved the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation has reduced total employment by 269 and was substantially complete as of September 30, 2003.
     o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Mining unit and Construction segment. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company expects to complete this process by December 31, 2003.
     o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business has been negatively impacted by reduced demand from large rental customers who are undergoing financial difficulties. This has resulted in reduced demand and deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program has reduced employment by 47 and was complete at September 30, 2003.
     o The elimination of the Standard Havens portable hot mix asphalt product. The Company performed marketing and engineering analysis that indicated that the Standard Havens product line did not meet current customer expectations. As a result, the Company opted to discontinue the Standard Havens portable hot mix asphalt product. The Company recorded a charge of $1.8 to write-down the discontinued inventory. The program was completed prior to December 31, 2002. The Standard
          Havens product line was part of the Terex Mining, Roadbuilding, Utility Products and Other segment.
     o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and expects to pay remaining severance by December 31, 2003.
     o The elimination of the rotating telehandler product in North America by the Terex Construction segment. It was determined that the product, although popular in Europe as a multi-purpose machine, was not gaining customer acceptance in North America. The Company recorded a charge of $0.7 to write-down the rotating telehandler inventory in North America. The program was completed prior to December 31, 2002.

These 2002 programs are expected to reduce operating costs by approximately $27 in the aggregate when fully implemented in 2004.

During the nine months ended September 30, 2003, the Company recorded an additional $0.6 of changes relating to programs begun in 2002. These period charges primarily related to facility closure costs and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:


                                           Employee                    Facility
                                         Termination       Asset         Exit
                                            Costs        Disposals      Costs         Other          Total
                                        -------------  ------------  -----------  -------------  --------------

       Accrued restructuring charges
         at December 31, 2002.......... $    9.7       $  ---        $    2.4     $    1.4      $     13.5
       Restructuring charges...........      5.2            6.2           0.4          1.1            12.9
       Cash expenditures...............    (11.8)          (1.0)         (0.3)        (1.1)          (14.2)
       Non-cash write-offs.............    ---             (5.2)         (0.1)       ---              (5.3)
                                        -------------  ------------  -----------  -------------  --------------
       Accrued   restructuring  charges
         at September 30, 2003......... $    3.1       $  ---        $    2.4     $    1.4       $     6.9
                                        =============  ============  ===========  =============  ==============

In aggregate, the restructuring charges described above incurred during the nine months ended September 30, 2003 and 2002 were included in cost of goods sold ($11.5 and $9.2) and selling, general and administrative expenses ($1.4 and $0.6), respectively.

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

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      Employee                  Facility
                                    Termination     Asset         Exit
                                       Costs      Disposals      Costs         Other          Total
                                  -------------  ------------  -----------  ------------  ------------

Accrued restructuring charges at
  December 31, 2002...............$     5.1      $    ---      $    0.6     $     0.3     $    6.0
Restructuring charges.............    ---             ---         ---           ---          ---
Cash expenditures.................     (3.4)          ---         ---            (0.3)        (3.7)
Non-cash write-offs...............    ---             ---         ---           ---          ---
                                  -------------  ------------  -----------  ------------  ------------
Accrued restructuring charges at
   September 30, 2003.............$     1.7      $    ---      $    0.6     $   ---       $    2.3
                                  =============  ============  ===========  ============  ============

These programs related to the Demag and Genie acquisitions are expected to reduce annual operating costs by approximately $8 in the aggregate in 2004.

NOTE G -- INVENTORIES

Inventories consist of the following:

                                               September 30,      December 31,
                                                    2003              2002
                                              -----------------  ---------------
Finished equipment........................... $     370.1        $    437.2
Replacement parts............................       183.4             225.0
Work-in-process..............................       213.9             225.5
Raw materials and supplies...................       196.5             218.6
                                              -----------------  ---------------

Inventories.................................. $     963.9        $  1,106.3
                                              =================  ===============

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                              September 30,      December 31,
                                                  2003              2002
                                             ---------------- -----------------
Property...................................  $       49.5     $      43.0
Plant......................................         208.0           173.4
Equipment..................................         235.4           197.6
                                             ---------------- -----------------
                                                    492.9           414.0
Less:  Accumulated depreciation............        (137.7)         (104.6)
                                             ---------------- -----------------
Net property, plant and equipment..........  $      355.2     $     309.4
                                             ================ =================

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

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of September 30, 2003, the joint venture's total assets were $146.1 and consisted primarily of financing receivables and lease related equipment; total liabilities were $131.3 and consisted primarily of debt payable to the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of September 30, 2003 the maximum exposure to loss under these guarantees is approximately $8. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

As defined by FIN 46, GFSH B.V. is a variable interest entity. For entities created prior to February 1, 2003, FIN 46, as amended, requires the application of its provisions effective December 31, 2003. Based on the legal and operating structure of GFSH B.V., it is probable that the Company will be required to consolidate the results of GFSH B.V. in its December 31, 2003 financial statements. However, the Company also is currently evaluating possible changes to the operating structure of GFSH B.V. that would result in GFSH B.V. continuing to be accounted for under the equity method.

NOTE J -- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms typically range up to 60 months. The cost of equipment subject to operating leases was approximately $149 at September 30, 2003. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $32.4 at September 30, 2003. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at September 30, 2003, representing a contingent liability under the limited recourse provisions.

During 2003, 2002 and 2001, domestically and globally, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $43.9 credit risk and a $44.6 residual risk at September 30, 2003.

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

NOTE L-- EARNINGS PER SHARE

                                                                Three Months Ended September 30,
                                                              (in millions, except per share data)
                                                  -------------------------------------------------------------
                                                              2003                         2002
                                                  -------------------------------------------------------------
                                                                      Per-Share                      Per-Share
                                                   Income    Shares     Amount    Income   Shares      Amount
                                                  -------- --------- ----------- -------- --------- -----------
    Basic earnings per share
        Income (loss) from continuing
         operations before cumulative effect of
         change in accounting principle.........  $ 13.7     48.4    $   0.28    $ 11.3      44.5   $   0.25

     Effect of dilutive securities
        Stock Options...........................   ---        1.0                 ---         0.6
     Contingently issuable shares for
           acquisitions.........................   ---        0.3                 ---         0.1
                                                  -------- ---------             -------- ---------

     Income (loss) from continuing operations
       before cumulative effect of change in
       accounting principle - diluted...........  $ 13.7     49.7    $   0.27    $ 11.3      45.2   $   0.25
                                                  ======== ========= =========== ======== ========= ===========



                                                              Nine Months Ended September 30,
                                                               (in millions, except per share data)
                                                  -------------------------------------------------------------
                                                                 2003                         2002
                                                  -------------------------------------------------------------
                                                                      Per-Share                      Per-Share
                                                   Income    Shares     Amount    Income   Shares      Amount
                                                  -------- --------- ----------- -------- --------- -----------
 Basic earnings per share
        Income (loss) from continuing
         operations before cumulative effect of
         change in accounting principle.........  $(24.2)    48.1    $  (0.50)   $ 29.6      41.8   $    0.71

     Effect of dilutive securities
        Stock Options...........................   ---      ---                   ---         0.7
     Contingently issuable shares for
           acquisitions.........................   ---      ---                   ---       ---
                                                  -------- ---------             -------- ---------

     Income (loss) from continuing operations
       before cumulative effect of change   in
       accounting principle - diluted..........   $(24.2)    48.1    $  (0.50)   $ 29.6      42.5   $    0.70
                                                  ======== ========= =========== ======== ========= ===========


Had the Company recognized income (versus a loss) from continuing operations before cumulative effect of change in accounting principle in the nine months ended September 30, 2003, incremental shares attributable to (i) the assumed exercise of outstanding stock options and (ii) the effect of Common Stock to be issued at September 30, 2003 for the Company's contingent obligation to make additional payments for the acquisition of Genie would have increased diluted shares outstanding by 0.8 million and 0.4 million shares, respectively.

Options to purchase 895 thousand, and 670 thousand shares of Common Stock during the three months ended September 30, 2003 and 2002 and 1,360 thousand and 577 thousand shares of Common Stock during the nine months ended September 30, 2003 and 2002, respectively, were outstanding but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in Note C - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 280 thousand and 254 thousand shares for the three months and 426 thousand and 133 thousand shares of Common Stock during the nine months ended September 30, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share.

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

                                                   For the Three Months                 For the Nine Months
                                                   Ended September 30,                  Ended September 30,
                                            -----------------------------------   --------------  ----------------
                                                  2003              2002              2003             2002
                                            ------------------ ----------------   --------------  ----------------
   Net income (loss)........................ $    14.5         $      9.8         $   (22.1)      $    (92.2)
   Other comprehensive income:
        Translation adjustment..............     (15.9)             (10.5)             23.9             43.1
        Derivative hedging adjustment.......       5.2                1.1              (0.7)             2.5
        Debt and equity securities
          adjustment........................     ---                 (3.4)            ---               (3.4)
                                            ------------------ ----------------   --------------  ----------------
   Comprehensive income (loss).............. $     3.8         $     (3.0)        $     1.1       $    (50.0)
                                            ================== ================   ==============  ================

As disclosed in "Note C - Acquisitions",  the Company also issued  approximately
0.2 million shares and 0.6 million shares of its Common Stock during the three months ended September 30, 2003 and March 31, 2003 in connection with the acquisitions of Tatra and Commercial Body, respectively.

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

The Company's outstanding letters of credit totaled $85.0 at September 30, 2003. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

As of September 30, 2003, the Company's maximum exposure to such credit guarantees is $303.1. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $44.6 at September 30, 2003. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions pertain to the functionality and state of repair of the machine. As of September 30, 2003, the Company's maximum exposure to buyback guarantees is $38.1. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

The Terex Mining, Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), hydraulic mining shovels, light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: American Truck Company, Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, O&K, Re-Tech, Royer, Simplicity, Tatra, Terex, Terex Advance Mixer, Terex Mining, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility, mining and construction customers to build roads, maintain utility lines, excavate mineral deposits, trim trees and for commercial and military applications. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment, Telelect Southeast and Utilities South (formerly Commercial Body and Combatel). These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry.

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

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items for the three months and nine months ended September 30, 2003 and 2002. Business segment information is presented below:

                                                           For the Three Months             For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                       -----------------------------------------------------------------
                                                             2003           2002            2003             2002
                                                       -------------- --------------- ---------------- -----------------
Sales
  Terex Construction.................................  $     307.2    $     305.4     $     1,008.1    $      899.6
  Terex Cranes.......................................        234.1          177.4             745.0           448.9
   Terex Mining, Roadbuilding, Utility Products and
     Other ..........................................        194.7          174.8             587.3           531.0
  Terex Aerial Work Platforms........................        136.3           30.5             451.3            47.6
  Eliminations/Corporate.............................        ---            (44.1)            (32.7)          (83.5)
                                                       -------------- --------------- ---------------- -----------------
    Total............................................  $     872.3    $     644.0     $     2,759.0    $    1,843.6
                                                       ============== =============== ================ =================

Income (Loss) from Operations
  Terex Construction.................................  $      14.6    $      14.3     $        47.8    $       58.5
  Terex Cranes.......................................          5.4            8.4              13.7            28.0
  Terex Mining, Roadbuilding, Utility Products and
     Other...........................................          7.3            9.9             (62.2)           29.4
  Terex Aerial Work Platforms........................         16.5            1.1              53.7             1.5
  Eliminations/Corporate.............................         (1.5)           2.0              (2.6)           (1.6)
                                                       -------------- --------------- ---------------- -----------------
    Total............................................  $      42.3    $      35.7     $        50.4    $      115.8
                                                       ============== =============== ================ =================

                                                   September 30,    December 31,
                                                       2003             2002
                                                  --------------    ------------
Identifiable Assets
  Terex Construction............................. $  1,429.9        $  1,326.6
  Terex Cranes...................................      922.0             937.9
   Terex Mining, Roadbuilding, Utility Products
     and Other...................................    1,109.0             933.1
  Terex Aerial Work Platforms....................      499.7             469.9
  Corporate......................................    2,038.2           1,895.8
  Eliminations...................................   (2,246.4)         (1,937.6)
                                                  --------------    ------------
    Total.......................................  $  3,752.4        $  3,625.7
                                                  ==============    ============


NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). As of September 30, 2003, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., PPM Cranes, Inc., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc., CMI Terex Corporation, CMI Dakota Company, CMIOIL Corporation, Product Support, Inc., Schaeff Incorporated, Fuchs Terex, Inc., Telelect Southeast Distribution, Inc., Utility Equipment, Inc., Terex Advance Mixer, Inc., Terex Utilities, Inc., Genie Holdings, Inc., Genie Access Services, Inc., Genie Industries, Inc., Genie Financial Services, Inc., GFS National, Inc., Genie Manufacturing, Inc., Genie China, Inc., Genie International, Inc., Lease Servicing & Funding Corp., GFS Commercial LLC, Go Credit Corporation, Terex Utilities South, Inc., and Terex Financial Services, Inc. Prior to December 2002, PPM Cranes, Inc. was 92.4% owned by Terex. In December 2002, the Company acquired the remaining minority interest in the equity of PPM Cranes, Inc. The 2003 results include PPM Cranes, Inc. with the Wholly-owned Guarantors;

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net sales............................... $      50.9   $     316.4   $     549.2   $    (44.2)    $     872.3
  Cost of goods sold....................        47.2         308.3         432.2        (44.2)          743.5
                                         ------------- ------------- ------------- -------------- ---------------
Gross profit............................         3.7           8.1         117.0        ---             128.8
  Selling,   general   &   administrative
expenses................................        (4.3)        (30.1)        (52.1)       ---             (86.5)
   Goodwill impairment..................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) from operations...........        (0.6)        (22.0)         64.9        ---              42.3
  Interest income.......................         0.3          (0.2)          1.5         --               1.6
  Interest expense......................       (21.1)          0.1          (2.0)       ---             (23.0)
  Income (loss) from equity investees...        54.6         ---           ---          (54.6)          ---
  Loss on retirement of debt............       ---           ---           ---          ---             ---
  Other income (expense) - net..........       (10.4)          8.0           0.5        ---              (1.9)
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) from continuing  operations
  before  income  taxes  and   cumulative
  effect   of   change   in    accounting
  principle.............................        22.8         (14.1)         64.9        (54.6)           19.0
 Benefit  from   (provision  for)  income
taxes...................................        (6.9)         (0.2)          1.8        ---              (5.3)
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) from continuing operations
   and before cumulative effect of
   change in accounting principle.......        15.9         (14.3)         66.7        (54.6)           13.7
Income    (loss)    from     discontinued
   operations...........................        (1.4)        ---             2.2        ---               0.8
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) before  cumulative effect
   of change in accounting principle....        14.5         (14.3)         68.9        (54.6)           14.5
Cumulative effect of change in
  accounting principle..................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -------------- ---------------
Net income (loss)....................... $      14.5   $     (14.3)  $      68.9   $    (54.6)    $      14.5
                                         ============= ============= ============= ============== ===============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $    36.1     $   279.5     $    5.0      $  231.9      $   91.5      $   644.0
   Cost of goods sold...................      32.8         251.8          4.3         176.4          91.5          556.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................       3.3          27.7          0.7          55.5         ---             87.2
   Selling, general & administrative
     expenses ..........................      (0.9)        (23.9)        (0.4)        (26.3)        ---            (51.5)
   Goodwill impairment..................     ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........       2.4           3.8          0.3          29.2         ---             35.7
  Interest income.......................       1.1         ---          ---             0.7         ---              1.8
  Interest expense......................      (5.6)         (3.7)        (0.1)        (12.7)        ---            (22.1)
  Income (loss) from equity investees...      13.3         ---          ---           ---           (13.3)         ---
  Loss of retirement of debt............      (1.3)        ---           (1.1)        ---           ---             (2.4)
  Other income (expense) - net..........       3.6         (22.5)       ---            22.3         ---              3.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of change in accounting
  principle.............................      13.5         (22.4)        (0.9)         39.5         (13.3)          16.4
 Provision for income taxes.............      (1.5)         (1.1)         0.4          (2.9)        ---             (5.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  and before cumulative effect of change
  in accounting principle...............      12.0         (23.5)        (0.5)         36.6         (13.3)          11.3
Income    (loss)    from     discontinued
operations..............................      (2.2)        ---          ---             0.7         ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before cumulative effect
   of change in accounting principle....       9.8         (23.5)        (0.5)         37.3         (13.3)           9.8
Cumulative effect of change in
   accounting principle.................     ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     9.8     $   (23.5)    $   (0.5)     $   37.3      $  (13.3)     $     9.8
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net sales............................... $     143.5   $   1,023.8   $   1,737.3   $   (145.6)    $   2,759.0
  Cost of goods sold....................       130.6         948.4       1,459.8       (145.6)        2,393.2
                                         ------------- ------------- ------------- -------------- ---------------
Gross profit............................        12.9          75.4         277.5        ---             365.8
  Selling,   general   &   administrative
expenses................................       (14.0)        (92.6)       (157.5)       ---            (264.1)
   Goodwill impairment..................       ---           (51.3)        ---          ---             (51.3)
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) from operations...........        (1.1)        (68.5)        120.0        ---              50.4
  Interest income.......................         0.8           2.2           2.2        ---               5.2
  Interest expense......................       (35.7)        (13.6)        (25.5)       ---             (74.8)
  Income (loss) from equity investees...        19.6         ---           ---          (19.6)          ---
  Loss on retirement of debt............        (1.9)        ---           ---          ---              (1.9)
  Other income (expense) - net..........       (13.9)          7.1           2.2        ---              (4.6)
                                         ------------- ------------- ------------- -------------- ---------------
Income (loss) from continuing  operations
  before  income  taxes  and   cumulative
  effect   of   change   in    accounting
  principle.............................       (32.2)        (72.8)         98.9        (19.6)          (25.7)
 Benefit  from   (provision  for)  income
taxes...................................        13.8          (3.8)         (8.5)       ---               1.5
                                         ------------- ------------- ------------- -------------- ---------------

Income (loss) from continuing  operations
   and   before   cumulative   effect  of
   change in accounting principle.......       (18.4)        (76.6)         90.4        (19.6)          (24.2)
Income    (loss)    from     discontinued
   operations...........................        (3.7)        ---             5.8        ---               2.1
                                         ------------- ------------- ------------- -------------- ---------------

Income (loss) before  cumulative effect
   of change in accounting principle....       (22.1)        (76.6)         96.2        (19.6)          (22.1)
Cumulative    effect    of    change   in
  accounting principle .................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -------------- ---------------
Net income (loss)....................... $     (22.1)  $     (76.6)  $      96.2   $    (19.6)    $     (22.1)
                                         ============= ============= ============= ============== ===============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $     110.5   $     713.9   $     16.0    $  1,059.3    $    (56.1)   $   1,843.6
   Cost of goods sold...................        96.6         639.5         14.6         855.6         (56.1)       1,550.2
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        13.9          74.4          1.4         203.7         ---            293.4
   Selling, general & administrative            (7.9)        (63.5)        (1.2)       (105.0)        ---           (177.6)
     expenses
   Goodwill impairment..................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         6.0          10.9          0.2          98.7         ---            115.8
  Interest income.......................         2.4         ---          ---             2.1         ---              4.5
  Interest expense......................       (17.9)        (12.2)        (1.5)        (34.3)        ---            (65.9)
  Income (loss) from equity investees...       (44.9)        ---          ---           ---            44.9          ---
  Loss on retirement of debt............        (1.3)        ---           (1.1)        ---           ---             (2.4)
  Other income (expense) - net..........       (17.2)        (10.9)       ---            19.5         ---             (8.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations       (72.9)        (12.2)        (2.4)         86.0          44.9           43.4
   before income taxes and cumulative
   effect of change in accounting
   principle............................
  Benefit  from  (provision  for)  income       (7.0)         (1.2)         0.4          (6.0)        ---            (13.8)
taxes...................................
                                         ------------- ------------- ------------- ------------- ------------- -------------

 Income (loss) from continuing                 (79.9)        (13.4)        (2.0)         80.0          44.9           29.6
  operations  before cumulative effect
  of change in accounting principle.....
Income    (loss)    from     discontinued
operations..............................       (12.3)        ---          ---             3.9         ---             (8.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------

Income (loss) before cumulative effect         (92.2)        (13.4)        (2.0)         83.9          44.9           21.2
   of change in accounting principle....
Cumulative    effect    of    change   in
   accounting principle ................       ---           (18.4)       ---           (95.0)       ----           (113.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     (92.2)  $     (31.8)  $     (2.0)   $    (11.1)   $     44.9    $     (92.2)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2003
 (in millions)

                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations   Consolidated
                                         ------------- ------------- ------------- ------------- --------------
Assets
   Current assets
     Cash and cash equivalents.......... $     122.1   $       5.4   $    303.4    $    ---      $     430.9
     Trade receivables - net............        18.4         152.0        358.5         ---            528.9
     Intercompany receivables...........        12.6          18.4         11.8         (42.8)         ---
     Net inventories....................        59.5         280.7        605.0          18.7          963.9
     Other current assets...............        71.0          38.1        192.8         ---            301.9
                                         ------------- ------------- ------------- ------------- --------------
       Total current assets.............       283.6         494.6       1471.5         (24.1)       2,225.6
   Property, plant & equipment - net....         8.3         105.8        241.1         ---            355.2
   Investment in and advances to
     (from)   subsidiaries..............       841.4        (367.5)      (367.6)       (106.3)         ---
   Goodwill - net.......................        (9.8)        249.8        365.1                        605.1
                                                                                        ---
   Other assets - net...................       126.9         228.7        210.9         ---            566.5
                                         ------------- ------------- ------------- ------------- --------------

Total assets............................ $   1,250.4   $     711.4   $  1,921.0    $   (130.4)   $   3,752.4
                                         ============= ============= ============= ============= ==============

Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.1   $      32.1   $     62.9    $    ---      $      95.1
     Trade accounts payable.............        30.0         128.6        413.5         ---            572.1
     Intercompany payables..............        28.9          23.4         (9.5)        (42.8)         ---
     Accruals    and    other     current       46.7          96.3        379.5         ---            522.5
       liabilities......................
                                         ------------- ------------- ------------- ------------- --------------
       Total current liabilities........       105.7         280.4        846.4         (42.8)       1,189.7
   Long-term debt less current portion..       279.3         375.5        734.2         ---          1,389.0
   Other long-term liabilities..........        57.5         103.2        205.1         ---            365.8
   Stockholders' equity (deficit).......       807.9         (47.7)       135.3         (87.6)         807.9
                                         ------------- ------------- ------------- ------------- --------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,250.4   $     711.4   $  1,921.0    $   (130.4)   $   3,752.4
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
                                         ============= ============= ============= ============= =============

Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $       0.4   $      40.7   $     33.0    $    ---      $      74.1
     Trade accounts payable.............        39.2         149.3        354.4         ---            542.9
     Intercompany payables..............        23.4        (127.8)       138.9         (34.5)         ---
     Accruals    and    other     current       68.0          98.5        322.7         ---            489.2
       liabilities......................
                                         ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       131.0         160.7        849.0         (34.5)       1,106.2
   Long-term debt less current portion..       335.7         386.4        765.0         ---          1,487.1
   Other long-term liabilities..........        55.0          42.7        165.5         ---            263.2
   Stockholders' equity (deficit).......       769.2          28.9         (3.7)        (25.2)         769.2
                                         ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,290.9   $     618.7   $  1,775.8    $    (59.7)   $   3,625.7
                                         ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(in millions)

                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in)
  operating activities.................. $      44.2   $      23.4   $     147.9   $    ---       $     215.5
                                         ------------- ------------- ------------- -------------- ---------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................       ---            (8.7)        ---          ---              (8.7)
  Capital expenditures..................        (0.9)         (3.5)        (15.3)       ---             (19.7)
  Proceeds from sale of assets..........       ---             1.6           2.9        ---               4.5
                                         ------------- ------------- ------------- -------------- ---------------
     Net cash provided by (used in)
     investing activities...............        (0.9)        (10.6)        (12.4)       ---             (23.9)
                                         ------------- ------------- ------------- -------------- ---------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt.......................       (53.0)         (0.5)         (1.0)       ---             (54.5)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---            (2.5)        (41.0)       ---             (43.5)
  Payment of premium on early retirement
   of debt..............................        (2.2)        ---           ---          ---              (2.2)
  Other.................................       ---           (10.6)        (15.4)       ---             (26.0)
                                         ------------- ------------- ------------- -------------- ---------------
    Net cash provided by (used in)
     financing activities...............       (55.2)        (13.6)        (57.4)       ---            (126.2)
                                         ------------- ------------- ------------- -------------- ---------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---            13.3        ---              13.3
                                         ------------- ------------- ------------- -------------- ---------------
Net (decrease) increase in cash and cash
  equivalents...........................       (11.9)         (0.8)         91.4        ---              78.7
Cash and cash equivalents, beginning of
  period................................       134.0           6.2         212.0        ---             352.2
                                         ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents, end of period $     122.1   $       5.4   $     303.4   $    ---       $     430.9
                                         ============= ============= ============= ============== ===============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)

                                              Terex      Wholly-owned      PPM      Non-guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries   Eliminations  Consolidated
                                           ------------- ------------ ------------- ------------- -------------- -------------
Net cash provided by (used in)
   operating activities.................   $   (128.8)   $     91.3    $   ---       $     45.8   $     ---      $       8.3
                                           ------------- ------------ ------------- ------------- -------------- -------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................        (13.5)       (184.0)       ---           (243.2)        ---           (440.7)
   Capital expenditures.................         (1.7)         (4.2)       ---            (10.5)        ---            (16.4)
   Proceeds from sale of assets.........        ---             2.4        ---              1.2         ---              3.6
                                           ------------- ------------ ------------- ------------- -------------- -------------
       Net cash provided by (used in)
         investing activities...........        (15.2)       (185.8)       ---           (252.5)        ---           (453.5)
                                           ------------- ------------ ------------- ------------- -------------- -------------
Financing activities
   Issuance of common stock ............        113.3         ---          ---            ---           ---            113.3
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           144.8         60.0          367.2         ---            572.0
   Principal borrowings (repayments) of
      long-term debt....................        ---           (41.8)       (60.0)        (116.3)        ---           (218.1)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---            (1.1)       ---             61.5         ---             60.4
   Other................................        ---                        ---             (1.3)        ---             (1.3)
                                           ------------- ------------ ------------- ------------- -------------- -------------
      Net cash provided by (used in)
        financing activities............        113.3         101.9        ---            311.1         ---            526.3
                                           ------------- ------------ ------------- ------------- -------------- -------------
Effect of exchange rates on cash and            ---           ---          ---              6.1         ---              6.1
   cash equivalents.....................
                                           ------------- ------------ ------------- ------------- -------------- -------------
Net increase (decrease) in cash and cash        (30.7)          7.4        ---            110.5         ---             87.2
   equivalents..........................
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1          102.2         ---            250.4
                                           ------------- ------------ ------------- ------------- -------------- -------------
Cash and cash equivalents,
   end of period........................   $    113.5    $     11.3    $     0.1     $    212.7   $    ---       $     337.6
                                           ============= ============ ============= ============= ============== =============


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

The Terex Mining, Roadbuilding, Utility Products and Other segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), hydraulic mining shovels, light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are currently marketed principally under the following brand names: American Truck Company, Amida, Bartell, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali,

Coleman Engineering, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, O&K, Re-Tech, Royer, Simplicity, Tatra, Terex, Terex Advance Mixer, Terex Mining, Terex Power, Terex Recycling and Terex Telelect. These products are used primarily by government, utility, mining and construction customers to build roads, maintain utility lines, excavate mineral deposits, trim trees and for commercial and military applications. Terex also owns much of the North American distribution channel for the utility products group, including the distributors Utility Equipment Co., Inc. ("Utility Equipment"), Telelect Southeast Distribution, Inc. ("Telelect Southeast"), Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel"). These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company acquired Utility Equipment on January 15, 2002, Telelect Southeast on March 26, 2002, certain assets and liabilities of Terex Advance Mixer, Inc. ("Advance Mixer") on April 11, 2002, Commercial Body, including the remaining 50% of Combatel, on February 14, 2003 and a majority interest in TATRA a.s. ("Tatra") on August 28, 2003. The results of Utility Equipment, Telelect Southeast, Advance Mixer, Commercial Body, Combatel and Tatra are included in the results of the Terex Mining, Roadbuilding, Utility Products and Other segment from their respective dates of acquisition. As mentioned earlier, this segment now includes the results of the Company's hydraulic mining shovel business. The results of the Terex Mining, Roadbuilding, Utility Products and Other segment have been restated to reflect this change for all periods presented.

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

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002
--------------------------------------------------------------------------------


The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended September 30, 2003 and 2002.

                                                         Three Months Ended
                                                            September 30,
                                                     ----------------------------    Increase
                                                         2003          2002         (Decrease)
                                                     ------------- -------------- --------------
                                                        (amounts in millions)
NET SALES
   Terex Construction................................$    307.2    $    305.4     $      1.8
   Terex Cranes......................................     234.1         177.4           56.7
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................     194.7         174.8           19.9
   Terex Aerial Work Platforms.......................     136.3          30.5          105.8
   Eliminations/Corporate............................     ---           (44.1)          44.1
                                                     ------------- -------------- --------------
     Total...........................................$    872.3    $    644.0     $    228.3
                                                     ============= ============== ==============

GROSS PROFIT
   Terex Construction................................$     39.7    $     34.7     $      5.0
   Terex Cranes......................................      25.5          20.5            5.0
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................      32.6          29.5            3.1
   Terex Aerial Work Platforms.......................      31.0           3.1           27.9
   Eliminations/Corporate............................     ---            (0.6)           0.6
                                                     ------------- -------------- --------------
     Total...........................................$    128.8    $     87.2     $     41.6
                                                     ============= ============== ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     25.1    $     20.4     $      4.7
   Terex Cranes......................................      20.1          12.1            8.0
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................      25.3          19.6            5.7
   Terex Aerial Work Platforms.......................      14.5           2.0           12.5
   Eliminations/Corporate............................       1.5          (2.6)           4.1
                                                     ------------- -------------- --------------
     Total...........................................$     86.5    $     51.5     $     35.0
                                                     ============= ============== ==============

 INCOME (LOSS) FROM OPERATIONS
   Terex Construction................................$     14.6    $     14.3     $      0.3
   Terex Cranes......................................       5.4           8.4           (3.0)
   Terex Mining,  Roadbuilding,  Utility Products and
     Other...........................................       7.3           9.9           (2.6)
   Terex Aerial Work Platforms.......................      16.5           1.1           15.4
   Eliminations/Corporate............................      (1.5)          2.0           (3.5)
                                                     ------------- -------------- --------------
     Total...........................................$     42.3    $     35.7     $      6.6
                                                     ============= ============== ==============


Terex Consolidated

Total sales for the three months ended September 30, 2003 were $872.3 million, an increase of $228.3 million when compared to the same period in 2002. The Demag, Genie, Commercial Body, Crane & Machinery and Tatra acquisitions increased sales by approximately $208 million in the third quarter of 2003 when compared to the comparable period in 2002. Total sales in the Terex Construction segment increased when compared to the second quarter of 2002, primarily as a result of gains in the Euro and British Pound relative to the U.S. dollar. Total sales in the North American cranes business fell significantly in the second quarter of 2003 when compared to the comparable period in 2002 and offset the improvements in the Terex Construction segment. Sales in the North American cranes segment have declined due to lower construction demand and economic difficulties experienced by many of the Company's large rental customers.

Gross profit for the three months ended September 30, 2003 was $128.8 million, an increase of $41.6 million when compared to the same period in 2002. The Demag, Genie, Commercial Body, Crane & Machinery and Tatra acquisitions increased gross profit by approximately $38 million when compared to the third quarter of 2002. Gross profit in the North American crane business fell significantly in the third quarter of 2003 when compared to the same period in 2002, due to the impact of lower demand on volumes and selling margins. Gross profit in the Terex Construction segment increased in the third quarter of 2003 relative to the same period in 2002, primarily due to improved selling margins at the Company's Powerscreen business. Gross profit in the Roadbuilding businesses increased due to a restructuring charge recorded in 2002.

Selling, general and administrative expenses for the three months ended September 30, 2003 totaled $86.5 million, an increase of $35.0 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body, Crane & Machinery and Tatra increased selling, general and administrative expenses by approximately $22 million in the third quarter of 2003. Selling, general and administrative expenses increased in the Construction segment due to the weakening of the dollar to the Euro and British Pound. Additionally, the Mining, Roadbuilding, Utility Products and Other segment had higher selling, general and administrative expenses due to the inclusion of the results of Terex Financial Services ("TFS") in that segment. TFS provides financing to end users through an alliance with a third party funding source and began operations on January 1, 2003.

Income from operations for the three months ended September 30, 2003 was $42.3 million, an increase of $6.6 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body, Crane & Machinery and Tatra increased income from operations by approximately $14 million when compared to the comparable period in 2002. This was partially offset by a decrease in income from operations in the North American crane business as well as a decrease in sales of large mining shovels and lower profits realized in the utility products businesses when compared to the same period in the prior year.

Terex Construction

Sales in the Terex Construction segment increased by $1.8 million to $307.2 million for the three months ended September 30, 2003 from $305.4 million for the comparable 2002 period. Sales of compact construction equipment decreased in the third quarter of 2003 relative to 2002. This decline was offset by the impact of a stronger Euro relative to the U.S. Dollar.

Gross profit in the Terex Construction segment increased by $5.0 million for the three months ended September 30, 2003 from the comparable 2002 period. Gross profit earned on Powerscreen's mobile crushing and screening equipment increased in part due to better selling margins when compared to 2002.

Selling, general and administrative expense in the Terex Construction segment increased by $4.7 million to $25.1 million during the three months ended September 30, 2003 when compared to the same period in 2002. The increase was due to the impact of foreign exchange, as the majority of the Terex Construction segment businesses incur costs in Euro and British Pounds.

Operating profit in the Terex Construction segment increased by $0.3 million to $14.6 million for the three months ended September 30, 2003 when compared to the same period in 2002.

Terex Cranes

Total sales for the Terex Cranes segment increased by $56.7 million and totaled $234.1 million for the three months ended September 30, 2003 as compared to $177.4 million for the same period in 2002. Sales from Demag, acquired on August 30, 2002, and Crane & Machinery, consolidated since December 1, 2002, totaled $120.2 million. Sales of mobile cranes in North America decreased significantly relative to 2002. Demand for mobile cranes has been negatively impacted by weak construction activity and overcapacity in the rental markets.

Gross profit for the Terex Cranes segment increased by $5.0 million to $25.5 million for the three months ended September 30, 2003 as compared to $20.5 million for the same period in 2002. Gross profit increased as a result of Demag providing a full quarter of results in the third quarter of 2003, compared to one month in 2002. Gross margin earned by Demag for the three months ended September 30, 2002 included a $2.4 million purchase accounting charge related to the fair value of acquired inventory. Gross profit in the North American crane business fell in the third quarter of 2003 when compared to the same period in 2002. The decline in gross profit is related to the drop in volume as well as to lower prices realized on the sale of both new machines and replacement parts.

Selling, general and administrative expense in the Terex Cranes segment increased by $8.0 million to $20.1 million in the third quarter of 2003 when compared to the same period in 2002. This increase was the result of the timing of the acquisition of the Demag business, partially offset by lower selling, general and administrative costs in the North American crane business where management has reduced costs in response to significant declines in revenues.

Operating profit for the Terex Cranes segment fell by $3.0 million to $5.4 million in the three months ended September 30, 2003 when compared to the same period in 2002. Profits earned by Demag in the third quarter of 2003 increased relative to the same period in 2002 as the business results in 2003 reflect three months of activity, compared to one month in 2002. In addition, third quarter results in 2002 for Demag contained a $2.4 million purchase accounting charge related to the fair value of acquired inventories at Demag. The fair value adjustment was expensed over Demag's inventory turns and ended in the first quarter of 2003. The North American crane business generated an operating loss in the third quarter of 2003 as a result of lower sales levels and selling margins when compared to the same period in 2002. Demand for mobile cranes in North America remains weak due to reduced construction demand and overcapacity in the rental markets.

Terex Mining, Roadbuilding, Utility Products and Other

Sales in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $19.9 million to $194.7 million for the three months ended September 30, 2003 from $174.8 million for the comparable 2002 period. Sales from Commercial Body, acquired February 14, 2003, and from Tatra, acquired August 28, 2003, totaled $25.9 million. Sales of roadbuilding products were relatively unchanged from 2002 levels. Sales of large capacity mining shovels fell in the third quarter of 2003 when compared to the same period in 2002 due to lower customer demand.

Gross profit in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $3.1 million to $32.6 million for the three months ended September 30, 2003 compared to $29.5 million for the comparable period in 2002. During the third quarter of 2002, the Company recorded $3.3 million of restructuring charges to reduce the workforce at its Oklahoma City, Oklahoma CMI Terex facility and to close a light tower production facility in Holly Springs, Mississippi. Gross profit increased as a result of the Commercial Body and Tatra acquisitions. These increases were offset by lower margins in the roadbuilding business, where continued weakness for paving products has negatively impacted gross profit.

Selling, general and administrative expense in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $5.7 million to $25.3 million in the three months ended September 30, 2003 when compared to the same period in 2002. The acquisitions of Commercial Body and Tatra increased selling, general and administrative costs by $2.7 million when compared to the same period in 2002. Selling, general and administrative costs increased during the third quarter of 2003 as a result of the inclusion of TFS. TFS provides financing to end users through an alliance with a third party funding source and began operations on January 1, 2003. TFS provides sales and marketing support to the third party funding source, which is responsible for the primary risk of each transaction. Selling, general and administrative costs also increased in the large mining shovel business as a result of a stronger Euro relative to the U.S. dollar.

Operating profit in the Terex Mining, Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2003 was $7.3 million, a reduction of $2.6 million from the same period in 2002. Restructuring charges in the third quarter of 2002 totaled $3.3 million, while no restructuring charges were recorded in the third quarter of 2003. Lower sales of large mining shovels decreased operating profit relative to the third quarter of 2002. Operating profit improved in the Company's light tower product line as a result of restructuring activities initiated in 2002. These improvements were offset by lower profits realized in the utility products businesses.

Terex Aerial Work Platforms

Sales in the Terex Aerial Work Platforms segment totaled $136.3 million for the three months ended September 30, 2003, an increase of $105.8 million from the comparable period in 2002. The addition of Genie, acquired on September 18, 2002, is the primary reason for the increase.

Gross profit in the Terex Aerial Work Platforms segment totaled $31.0 million for the three months ended September 30, 2003, an increase of $27.9 million from the comparable period in 2002. The acquisition of Genie accounted for the increase in gross profit from 2002. Included in Genie's gross profit in the third quarter of 2002 is a non-recurring reduction of gross profit of $1.3 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relates to acquired inventory. No fair value adjustment remains in inventory as of September 30, 2003.

Selling, general and administrative expenses in the Terex Aerial Work Platforms segment totaled $14.5 million in the three months ended September 30, 2003, an increase of $12.5 million from the comparable period in 2002. The acquisition of Genie accounted for the increase from 2002.

Operating profit for the Terex Aerial Work Platforms segment totaled $16.5 million, an increase of $15.4 million from 2002. The increase was due to the acquisition of Genie.

Net Interest Expense

During the three months ended September 30, 2003, the Company's net interest expense increased $1.1 million to $21.4 million from $20.3 million for the prior year period. The increase in net interest expense was due primarily to higher bank debt used to finance acquisitions made in 2002.

Other Income (Expense) - Net

Other income (expense) - net for the three months ended September 30, 2003 was expense of $1.9 million as compared to income of $3.4 million for the prior year period. During the third quarter of 2002, an $8.0 million benefit was recognized associated with a favorable judgment in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. Offsetting this favorable court judgment was an equity loss of $1.8 million on the Company's minority investment in Tatra, which reflected the Company's share of Tatra's operating loss, and a $1.4 million foreign exchange loss associated with Euro denominated cash balances held by the Company to facilitate the acquisition of Demag.

Loss on Retirement of Debt

During the three months ended September 30, 2002, the Company recorded a charge of $2.4 million to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the refinancing of loans under the Company's bank credit facilities on July 3, 2002.

Income Taxes

During the three months ended September 30, 2003, the Company recognized a provision for income taxes of $5.3 million on income from continuing operations before income taxes of $19.0 million, an effective rate of 28%, as compared to income tax expense of $5.1 million on income from continuing operations before income taxes of $16.4 million, an effective rate of 31%, in the prior year period. These effective tax rates differ from previous periods primarily due to a change in the source of earnings among various jurisdictions with different tax rates.

Discontinued Operations

On July 1, 2003, the Company announced that it had entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar. In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain the mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavating mining shovels. The Company expects the transactions to close by March 31, 2004. As a result, the Company has classified its mining truck business as a business held for sale. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with SFAS No. 144.

Income from discontinued operations for the three months ended September 30, 2003 totaled $0.8 million, net of tax. During the three months ended September 30, 2002, income from discontinued operations was a loss of $1.5 million, net of tax. The increase in profit was due primarily to the benefit of the closure of the Company's Tulsa, Oklahoma mining truck production facility, initiated in the second quarter of 2002, and to higher sales of large mining trucks and replacement parts.

Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002
--------------------------------------------------------------------------------

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the nine months ended September 30, 2003 and 2002.

                                                         Nine Months Ended
                                                            September 30,
                                                     ----------------------------    Increase
                                                         2003          2002         (Decrease)
                                                     ------------- -------------- -------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$  1,008.1    $    899.6     $    108.5
   Terex Cranes......................................     745.0         448.9          296.1
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................     587.3         531.0           56.3
   Terex Aerial Work Platforms.......................     451.3          47.6          403.7
   Eliminations/Corporate............................     (32.7)        (83.5)          50.8
                                                     ------------- -------------- -------------
     Total...........................................$  2,759.0    $  1,843.6     $    915.4
                                                     ============= ============== =============

GROSS PROFIT
   Terex Construction................................$    134.7    $    135.0     $     (0.3)
   Terex Cranes......................................      74.5          59.0           15.5
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      60.9          95.1          (34.2)
   Terex Aerial Work Platforms.......................      95.9           4.7           91.2
   Eliminations/Corporate............................      (0.2)         (0.4)           0.2
                                                     ------------- -------------- -------------
     Total...........................................$    365.8    $    293.4     $     72.4
                                                     ============= ============== =============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     86.9    $     76.5     $     10.4
   Terex Cranes......................................      60.8          31.0           29.8
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      71.8          65.7            6.1
   Terex Aerial Work Platforms.......................      42.2           3.2           39.0
   Eliminations/Corporate............................       2.4           1.2            1.2
                                                     ------------- -------------- -------------
     Total...........................................$    264.1    $    177.6     $     86.5
                                                     ============= ============== =============

GOODWILL IMPAIRMENT
   Terex Construction................................$    ---      $    ---       $    ---
   Terex Cranes......................................     ---           ---            ---
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      51.3         ---             51.3
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Eliminations/Corporate............................     ---           ---            ---
                                                     ------------- -------------- -------------
     Total...........................................$     51.3    $    ---       $     51.3
                                                     ============= ============== =============

 INCOME (LOSS) FROM OPERATIONS
   Terex Construction................................$     47.8    $     58.5     $    (10.7)
   Terex Cranes......................................      13.7          28.0          (14.3)
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................     (62.2)         29.4          (91.6)
   Terex Aerial Work Platforms.......................      53.7           1.5           52.2
   Eliminations/Corporate............................      (2.6)         (1.6)          (1.0)
                                                     ------------- -------------- -------------
     Total...........................................$     50.4    $    115.8     $    (65.4)
                                                     ============= ============== =============

Terex Consolidated

Total sales for the nine months ended September 30, 2003 were $2,759.0 million, an increase of $915.4 million when compared to the same period in 2002. Sales increased primarily because of the acquisition of Demag, Genie, Advance Mixer, Commercial Body and Tatra. Sales in the Terex Construction segment increased primarily as a result of the increase in value of the Euro and British Pound relative to the U.S. dollar.

Gross profit for the nine months ended September 30, 2003 was $365.8 million, an increase of $72.4 million when compared to the same period in 2002. Gross profit increased as a result of the acquisition of Demag and Genie. This increase was partially offset by lower gross profit earned in the North American crane business where demand remains weak due to lower construction demand relative to 2002. Gross profit earned in the roadbuilding business declined relative to 2002 as demand remained weak for the segment's products. In the first nine months of 2003, the Company recorded charges related primarily to inventory write-downs, reflecting significant reductions in demand for roadbuilding products, of $28.6 million. In addition, the Company recorded costs in connection with the closure of several facilities of $10.8 million. During the first nine months of 2002, the Company recorded charges of $7.9 million related to a reduction in the carrying value of long-term assets in accordance with SFAS 144.

Selling, general and administrative expenses for the nine months ended September 30, 2003 totaled $264.1 million, an increase of $86.5 million when compared to the same period in 2002. The increase was due primarily to the acquisition of Demag, Genie, Commercial Body and Tatra.

Income from operations for the nine months ended September 30, 2003 totaled $50.4 million, a reduction of $65.4 million when compared to the same period in 2002. This reduction in operating income was due primarily to the impact of a goodwill impairment charge of $51.3 million recorded in the roadbuilding reporting unit in the nine months ended September 30, 2003. Higher income from operations from the acquisition of Demag, Genie, and Advance Mixer was offset by charges related to the roadbuilding business and facility closure costs. Income from operations relative to 2002 also declined due to the impact of lower demand for mobile cranes in North America as well as lower demand for roadbuilding products.

Terex Construction

Sales in the Terex Construction segment increased to $1,008.1 million for the nine months ended September 30, 2003 from $899.6 million for the comparable 2002 period. Sales in the segment increased primarily as a result of the increase in value of the Euro and British Pound relative to the U.S. dollar during the first nine months of 2003 when compared to the same period in 2002.

Gross profit in the Terex Construction segment fell by $0.3 million from the comparable 2002 period and totaled $134.7 million for the nine months ended September 30, 2003. Gross profit in the first nine months of 2003 included charges of $2.4 million primarily related to the closure of the Powerscreen facility in Kilbeggan, Ireland announced during the second quarter of 2003.

Selling, general and administrative expenses in the Terex Construction segment increased by $10.4 million to $86.9 million during the nine months ended September 30, 2003 when compared to the same period in 2002. The increase was due primarily to the impact of foreign exchange, as the majority of the Terex Construction segment businesses incur costs in Euro and British Pounds. Additionally, the Terex Construction segment increased its allowance for doubtful accounts receivable during the nine months ended September 30, 2003.

Operating profit in the Terex Construction segment fell by $10.7 million to $47.8 million for the nine months ended September 30, 2003 when compared to the same period in 2002. The primary reasons for the decrease in operating profit were a decline in the gross profit on articulated trucks and the construction equipment rental business located in the United Kingdom, the impact of foreign exchange rates and costs to close the Kilbeggan facility.

Terex Cranes

Total sales for the Terex Cranes segment increased by $296.1 million and totaled $745.0 million for the nine months ended September 30, 2003 as compared to the same period in 2002. Sales of Demag, acquired on August 30, 2002, and Crane & Machinery totaled $434.0 million in the first nine months of 2003. Sales of mobile cranes in North America decreased significantly in the first nine months of 2003 relative to 2002. Demand for mobile cranes continues to be negatively impacted by weak construction activity and overcapacity in the rental markets.

Gross profit for the Terex Cranes segment increased by $15.5 million to $74.5 million for the nine months ended September 30, 2003 as compared to the same period in 2002. Gross profit in 2003 included restructuring and other charges of $9.3 million. These charges relate to fair-value adjustments to inventory required under purchase accounting ($2.1 million) and the closure of the Peiner tower crane production facility in Trier, Germany ($6.6 million) and the Terex-RO production facility in Olathe, Kansas ($0.3 million). Gross profit from Demag and Crane & Machinery totaled $35.8 million. Gross profit declined significantly in the North American business as a result of lower sales and lower selling margins from competitive pressures.

Selling, general and administrative expenses in the Terex Cranes segment increased by $29.8 million to $60.8 million for the nine months ended September 30, 2003 when compared to the same period in 2002. Selling, general and administrative expense from the Demag and Crane & Machinery businesses totaled $33.6 million, which largely accounts for the increase over the prior year period.

Operating profit for the Terex Cranes segment fell by $14.3 million to $13.7 million in the nine months ended September 30, 2003 when compared to the same period in 2002. Demag and Crane & Machinery accounted for increased operating profit of $16.0 million during the first nine months of 2003. The North American crane businesses generated operating losses during the first nine months of 2003 as a result of significant decrease in demand. This compares unfavorably to the operating profit generated by the North American crane businesses in the first nine months of 2002.

Terex Mining, Roadbuilding, Utility Products and Other

Sales in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $56.3 million to $587.3 million for the nine months ended September 30, 2003 in relation to the comparable 2002 period. Sales from Advance Mixer
(acquired April 11, 2002), Commercial Body (acquired February 14, 2003) and Tatra (acquired August 28, 2003), totaled $106.8 million for the nine months ended September 30, 2003 compared to $29.7 million for the comparable period in 2002. Sales declined in the Roadbuilding businesses at Cedarapids and CMI Terex when compared to the first nine months of 2002. Demand remains weak for these products as increasing federal and state budget deficits have reduced expected funding for roadbuilding projects.

Gross profit in the Terex Mining, Roadbuilding, Utility Products and Other segment declined by $34.2 million to $60.9 million for the nine months ended September 30, 2003 compared to the comparable period in 2002. The acquisitions of Advance Mixer, Commercial Body and Tatra increased gross profit by $7.4 million over the first nine months of 2002. During the first nine months of 2003, the Company recorded charges totaling $31.3 million, primarily to reduce inventory levels to reflect reduced demand expectations and to exit certain economically unviable niche product lines in the Roadbuilding businesses. Also included in the $31.3 million total was a charge of $1.5 million recorded in the first quarter of 2003 for costs incurred in exiting the Company's EarthKing internet-based businesses. During the first nine months of 2002, the Company recorded charges totaling $13.2 million relating primarily to the closure of the Standard Havens hot mix asphalt plant ($1.2 million) and a long-term asset impairment in accordance with SFAS No. 144 recorded in the Light Construction business ($7.9 million). In addition to these inventory related costs, gross profit in the Roadbuilding businesses declined as a result of lower selling prices due to a more competitive market place and from the impact of lower production volumes.

Selling, general and administrative expenses in the Terex Mining, Roadbuilding, Utility Products and Other segment increased by $6.1 million to $71.8 million in the nine months ending September 30, 2003 when compared to the same period in 2002. The acquisitions of Advance Mixer, Commercial Body and Tatra increased selling, general and administrative expenses by $5.8 million relative to the nine months ended September 30, 2002.

During the third quarter of 2003, the Company determined that the business performance during the first nine months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. To date, funding for road projects have remained at historically low levels as federal and state budgets have been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects will not improve significantly in the short term. In addition, the outlook assumed that the Company will continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Based on the revised fair value of the reporting unit, a goodwill impairment of $51.3 million was recognized during the nine months ended September 30, 2003.

Operating profit in the Terex Mining, Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2003 was a loss of $62.2 million, a reduction of $91.6 million from the same period in 2002. This reduction in operating income was due primarily to the impact of the goodwill impairment charge of $51.3 million recorded in the Roadbuilding reporting unit in the nine months ended September 30, 2003. In addition to the impact of the goodwill impairment charge, total restructuring and one time charges for the nine months ending September 30, 2003 increased by approximately $18.0 million relative to the same period in 2002. The increase was due primarily to actions taken in 2003 to reduce inventory and exit certain non-core product lines in the Roadbuilding businesses as a result of a significant decline in market demand. Operating profit earned by the large hydraulic mining shovel business declined in the nine months ended September 30, 2003 realtive to the same period in 2002 as a result of a 12% decline in sales.

Terex Aerial Work Platforms

Sales in the Terex Aerial Work Platform segment totaled $451.3 million for the nine months ended September 30, 2003, an increase of $403.7 million from the comparable period in 2002. The increase in sales is due primarily to the acquisition of Genie.

Gross profit in the Terex Aerial Work Platform segment totaled $95.9 million for the nine months ended September 30, 2003, an increase of $91.2 million from the comparable period in 2002. The acquisition of Genie is the primary cause of the increase relative to 2002. Included in gross profit is a non-recurring reduction of gross profit of $1.3 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relate to acquired inventory. As of September 30, 2003, there was no remaining fair value adjustment in inventory. Gross profit in the telehandler business increased as a result of higher sales volume and improved margins.

Selling, general and administrative expense in the Terex Aerial Work Platforms segment totaled $42.2 million in the nine months ended September 30, 2003, an increase of $39.0 million from the comparable period in 2002. The increase is due primarily to the acquisition of Genie.

Operating profit for the nine months ended September 30, 2003 in the Terex Aerial Work Platforms segment increased by $52.2 million to $53.7 million when compared to the same period in 2002. The acquisition of Genie is the primary cause of the increase. Operating earnings in the telehandler business increased as a result of higher volumes and improved gross margins.

Net Interest Expense

During the nine months ended September 30, 2003, the Company's net interest expense increased $8.2 million to $69.6 million from $61.4 million for the prior year period. Net interest expense in the nine months ended September 30, 2003 increased relative to the same period in 2002 as a result of higher bank debt incurred to finance 2002 acquisitions. In addition, the Company realized less benefit from interest rate swaps as a result of higher interest rates.

Other Income (Expense) - Net

Other income (expense) - net for the nine months ended September 30, 2003 was an expense of $4.6 million as compared to an expense of $8.6 million for the prior year period. During the first nine months of 2002, the Company recorded a loss of $2.6 million related to its EarthKing investments, a loss of $1.7 million related to its investment in Tatra, which reflects the Company's share of Tatra's operating loss, and a loss of $12.4 million related to the divestiture of its Holland Lift and Brimont businesses, which were included in the Terex Cranes segment and which manufactured and distributed products the Company deemed to be non-strategic. Offsetting these items were an $8.0 million benefit associated with a favorable judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business and a gain on a foreign currency hedge initiated in connection with the acquisition of Demag.

Loss on Retirement of Debt

On June 30, 2003, the Company redeemed $50.0 million aggregate principle amount of its 8-7/8% Senior Subordinated Notes due 2008. In connection with this redemption the Company recognized a loss of $1.9 million. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write off of unamortized original issuance discount ($1.6 million) and the write off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to fair value interest rate swaps previously closed on this debt ($2.1 million).

Income Taxes

During the nine months ended September 30, 2003, the Company recognized a benefit from income taxes of $1.5 million on a loss from continuing operations before income taxes of $25.7 million, an effective rate of 6%, as compared to income tax expense of $13.8 million on income from continuing operations before income taxes of $43.4 million, an effective rate of 32%, in the prior year period. These effective tax rates differ from previous periods primarily due to a goodwill impairment charge in 2003 that is partially non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.

Discontinued Operations

On July 1, 2003, the Company announced that it had entered into a non-binding agreement in principle to sell its surface mining truck design and manufacturing business to Caterpillar. In addition to the sale of the mining truck business, the non-binding agreement also contemplates the sale of the Company's mining truck and shovel product support businesses to Caterpillar dealers. The Company will retain the mining shovel manufacturing business located in Dortmund, Germany and intends to purchase the intellectual property rights for certain models of Caterpillar hydraulic excavating mining shovels. The Company expects the transactions to close by March 31, 2004. As a result, the Company has classified its mining truck business as a business held for sale. The Company has restated all periods presented to reclassify the results of the business held for sale as a discontinued operation in accordance with SFAS No. 144.

Income from discontinued operations for the nine months ended September 30, 2003 totaled $2.1 million, net of tax. During the nine months ended September 30, 2002, income from discontinued operations was a loss of $8.4 million, net of tax. The increase in income from discontinued operations is due primarily to a 24% increase in sales as well as lower costs incurred in 2003 due to the closure of the Tulsa, Oklahoma mining truck facility. During the second quarter of 2002, the Company recorded a charge of $2.9 million, net of tax, for the closure of the Tulsa, Oklahoma mining truck production facility.

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

Inventories - Inventories are stated at the lower of cost or market value. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At September 30, 2003, reserves for excess and obsolete inventory totaled $51.0 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At September 30, 2003, reserves for potentially uncollectible accounts receivable totaled $25.0 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment as of September 30, 2003. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of September 30, 2003, the Company's maximum exposure to such credit guarantees is $303.1 million. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at September 30, 2003 is $44.6 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2003, the Company's maximum exposure pursuant to buyback guarantees is $38.1 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.0% to 7.0% for international plans at September 30, 2003. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.75% for U. S. plans and 5.75% to 6.0% for international plans at September 30, 2003. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 5.0% for U.S. plans and 3.75% to 4.25% for international plans at September 30, 2003. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At September 30, 2003 the Company had deferred tax assets of $252.1 million, net of valuation allowances. The benefit from income taxes was $1.5 million for the nine months ended September 30, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash of $215.5 million was provided by operating activities during the nine months ended September 30, 2003. Reduced working capital needs provided approximately $167 million of cash. The Company defines working capital as the sum of accounts receivable and inventory less accounts payable. Net cash used in investing activities was $23.9 million during the nine months ended September 30, 2003, primarily related to the acquisitions of Tatra and Commercial Body and capital expenditures. Net cash used in financing activities was $126.2 million during the nine months ended September 30, 2003, which included $52.3 million for the redemption of $50 million principal amount of 8-7/8% Senior Subordinated Notes. In addition, the Company had $220.4 million available for borrowing under its revolving credit facilities at September 30, 2003. Therefore, total liquidity available to the Company at September 30, 2003 was approximately $651.3 million.

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

Additionally, in January 2002, March 2002, September 2002, February 2003 and August 2003, the Company issued approximately 0.5 million shares, 0.3 million shares, 3.2 million shares, 0.6 million shares and 0.2 million shares of its common stock in connection with the acquisition of Utility Equipment, Telelect Southeast, Genie, Commercial Body and Tatra, respectively. The Company also sold approximately 1.3 million shares of its common stock for $17.3045 per share, or approximately $23 million in total, to certain former shareholders of Schaeff in January 2002. In each instance, the number of shares of common stock issued was determined based on the average price of the common stock on the New York Stock Exchange for a specified time period prior to the date of issuance.

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

The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants that require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive periodically. Maintaining compliance with these ratios depends on the future performance of the Company and the achievement of cost savings and earning levels anticipated in acquisitions. The Company is currently in compliance with its financial covenants under its bank credit facilities. The Company's ability to remain compliant with its covenants in the future is dependent on its ability to maintain its earnings, including its ability to generate cash flow from working capital reductions, realize cost savings at recently acquired units, realize the benefit of its restructuring programs and maintain an appropriate level of operating profits. The interest rates charged are subject to adjustment based on the Company's consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.07% at September 30, 2003.

The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage.

At September 30, 2003, the Company had outstanding letters of credit that totaled $85.0 million and had issued $303.1 million in guarantees of customer financing to purchase equipment, $44.6 million in residual value guarantees and $38.1 million in buyback guarantees.

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Prior to the Company's acquisition of Genie, Genie had contributed $5.3 million in cash in exchange for its ownership interest in GFSH B.V. During January 2003, Genie contributed an additional $0.8 million in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V. As disclosed in Note I - "Investment in Joint Venture," in the Notes to Condensed Consolidated Financial Statements, based on the legal and operating structure of GFSH B.V., it is probable that the Company will be required to consolidate the results of GFSH B.V. in its December 31, 2003 financial statements. However, the Company also is currently evaluating possible changes to the operating structure of GFSH B.V. that would result in GFSH B.V. continuing to be accounted for under the equity method.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of September 30, 2003, the joint venture's total assets were $146.1 million and consisted primarily of financing receivables and lease related equipment; total liabilities were $131.3 million and consisted primarily of debt payable to the fifty-one percent (51%) joint venture partner. The

Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of September 30, 2003, the maximum exposure to loss under these guarantees is approximately $8 million. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

Recent Developments

On November 10, 2003, the Company announced its intention to issue $300 million principal amount of 7.375% Senior Subordinated Notes due 2014 (the "New Notes"). The New Notes were issued at a discount for a 7.5% effective yield. The Company intends to use the net proceeds from the offering of the New Notes to prepay all of the remaining $200 million principal amount of its 8-7/8% Senior Subordinated Notes due 2008 and to prepay approximately $100 million of its existing bank term loans. The Company also intends to prepay an additional $100 million in principal amount of its existing bank term loans with cash on hand. In addition, the Company intends to swap $200 million in principal amount of the New Notes to a floating rate similar to that paid by the Company under its existing bank credit facility.

In connection with the proposed offering of the New Notes, the Company is seeking to amend its existing bank credit facility to, among other things, permit the use of the proceeds from the New Notes offering to be used to prepay the Company's 8-7/8% Senior Subordinated Notes due 2008, allow for the repurchase of the Company's 10-3/8% Senior Subordinated Notes due 2011 on or after April 1, 2006, and modify certain financial covenants to permit the Company greater financial and operating flexibility. The offering of the New Notes is conditioned upon approval of such amendment to the bank credit facility. If such amendment is not obtained, the New Notes will not be issued.

The Company anticipates completion of the offering of the New Notes and the amendment of its bank credit facility during the fourth quarter of 2003. The Company will take a pre-tax charge of approximately $5.5 million in the fourth quarter of 2003 due to the early retirement of existing debt.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar, the Czech Koruna and the South African Rand. The Company may, from time to time, hedge specifically identified committed cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2003, the Company had foreign exchange contracts with a notional value of $165.4 million.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $75 million of the principal amount of its indebtedness under its 8-7/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 3.69% to 4.50% over LIBOR. At September 30, 2003, the floating rates ranged between 4.87% and 5.61%.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and became effective for the Company on January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 has resulted in the Company reporting most gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there has been no effect on the Company's net income or loss. Prior period amounts have been reclassified.

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

During January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities". A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation, as amended on October 9, 2003, requires a company to consolidate a VIE at December 31, 2003 when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial position or results of operations.

In January 2003, the Emerging Issues Task Force (the "EITF") released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company's consolidated financial position or results of operations.

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position or results of operation.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2003, the Company had foreign currency contracts with a notional value of $165.4 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $6.5 million at September 30, 2003.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the LIBOR. At September 30, 2003, approximately 50% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.3%.

At September 30, 2003, the Company had approximately $154 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.87% and 5.61% at September 30, 2003. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $8.8 million.

At September 30, 2003, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at September 30, 2003 would have increased interest expense by approximately $4 million in the nine months ended September 30, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003, pursuant to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

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

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

On August 28, 2003, the Company issued 208,591 shares of its Common Stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares were issued to SDC Prague, s.r.o. ("SDC") as part of the acquisition by a subsidiary of the Company from SDC of 51% of the outstanding capital stock of Tatra. This issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as such issuance did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

Not applicable.

Item 5.       Other Information
              -----------------

Recent Developments
-------------------

On November 10, 2003, the Company announced its intention to issue $300 million principal amount of 7.375% Senior Subordinated Notes due 2014 (the "New Notes"). The New Notes were issued at a discount for a 7.5% effective yield. The Company intends to use the net proceeds from the offering of the New Notes to prepay all of the remaining $200 million principal amount of its 8-7/8% Senior Subordinated Notes due 2008 and to prepay approximately $100 million of its existing bank term loans. The Company also intends to prepay an additional $100 million in principal amount of its existing bank term loans with cash on hand. In addition, the Company intends to swap $200 million in principal amount of the New Notes to a floating rate similar to that paid by the Company under its existing bank credit facility.

In connection with the proposed offering of the New Notes, the Company is seeking to amend its existing bank credit facility to, among other things, permit the use of the proceeds from the New Notes offering to be used to prepay the Company's 8-7/8% Senior Subordinated Notes due 2008, allow for the repurchase of the Company's 10-3/8% Senior Subordinated Notes due 2011 on or after April 1, 2006, and modify certain financial covenants to permit the Company greater financial and operating flexibility. The offering of the New Notes is conditioned upon approval of such amendment to the bank credit facility. If such amendment is not obtained, the New Notes will not be issued.

The Company anticipates completion of the offering of the New Notes and the amendment of its bank credit facility during the fourth quarter of 2003. The Company will take a pre-tax charge of approximately $5.5 million in the fourth quarter of 2003 due to the early retirement of existing debt.

Forward-Looking Information

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

     (b)  Reports on Form 8-K:

          During the quarter ended September 30, 2003, the Company filed or furnished the following Current Reports on Form 8-K:

          - A report on Form 8-K was furnished on July 1, 2003 with respect to a press release of the Company which provided an update with respect to the Company's recent operating activities and certain restructuring charges, goodwill impairment and earnings. The Company also noted the completion of the Company's previously announced redemption of $50 million in principal amount of its 8-7/8% Senior Subordinated Notes due 2008.

          - A report on Form 8-K filed on July 1, 2003 providing a press release of the Company that announced the Company had reached a non-binding agreement in principle to sell the Company's worldwide electric drive mining truck business to Caterpillar and for the Company to acquire certain intellectual property from Caterpillar.

          - A report on Form 8-K was filed on July 11, 2003 announcing a conference call to be held on July 24, 2003 to review the Company's financial results for the quarter ended June 30, 2003.

          - A report on Form 8-K was furnished on July 23, 2003 providing a press release that announced and reviewed the Company's financial results for its quarter ended June 30, 2003.

          -    A report on Form 8-K was filed on September  3, 2003  providing a
               press  release   announcing   the  Company's   acquisition  of  a
               controlling interest in Tatra.

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


                                               TEREX CORPORATION
                                               -----------------
                                               (Registrant)


Date:  November 13, 2003                   /s/ Phillip C. Widman
                                               Phillip C. Widman
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:  November 13, 2003                   /s/ Mark T. Cohen
                                               Mark T. Cohen
                                               Controller
                                               (Principal Accounting Officer)

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