Form 10-Q/A
period 2003-03-31
TEREX CORP
filed 2004-03-12
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                F O R M 10 - Q/A
                          Amendment No. 1 to Form 10-Q

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b -2).
                                YES X NO _______


Number of outstanding shares of common stock: 48.2 million as of May 8, 2003.



The Exhibit Index begins on page 44.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL


This Amendment to the Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2003 (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), $250 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes") and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note O to the Company's March 31, 2003 Condensed Consolidated Financial Statements included in this Amendment to the Quarterly Report.

                                     State or other
                                    jurisdiction of
                                     Incorporation            I.R.S. employer
       Guarantor                    or organization        identification number
       ---------                    ------------------     ---------------------
Amida Industries, Inc.                 South Carolina               57-0531390
Benford America, Inc.                     Delaware                  76-0522879
BL-Pegson USA, Inc.                      Connecticut                31-1629830
Cedarapids, Inc.                            Iowa                    42-0332910
CMI Dakota Company                      South Dakota                46-0440642
CMI Terex Corporation                     Oklahoma                  73-0519810
CMIOIL Corporation                        Oklahoma                  73-1125438
Coleman Engineering, Inc.                 Tennessee                 62-0949893
Combatel Distribution, Inc.               Delaware                  63-1094091
Commercial Body Corporation               Delaware                  74-3075523
EarthKing, Inc.                           Delaware                  06-1572433
Finlay Hydrascreen USA, Inc.             New Jersey                 22-2776883
Fuchs Terex, Inc.                         Delaware                  06-1570294
Genie Access Services, Inc.              Washington                 91-2073567
Genie China, Inc.                        Washington                 91-1973009
Genie Financial Services, Inc.           Washington                 91-1712115
Genie Holdings, Inc.                     Washington                 91-1666966
Genie Industries, Inc.                   Washington                 91-0815489
Genie International, Inc.                Washington                 91-1975116
Genie Manufacturing, Inc.                Washington                 91-1499412
GFS Commercial LLC                       Washington                     n/a
GFS National, Inc.                       Washington                 91-1959375
Go Credit Corporation                    Washington                 91-1563427
Koehring Cranes, Inc.                     Delaware                  06-1423888
Lease Servicing & Funding Corp.          Washington                 91-1808180
O & K Orenstein & Koppel, Inc.            Delaware                  58-2084520
Payhauler Corp.                           Illinois                  36-3195008
Powerscreen Holdings USA Inc.             Delaware                  61-1265609
Powerscreen International LLC             Delaware                  61-1340898
Powerscreen North America Inc.            Delaware                  61-1340891
Powerscreen USA, LLC                      Kentucky                  31-1515625
PPM Cranes, Inc.                          Delaware                  39-1611683
Product Support, Inc.                     Oklahoma                  73-1488926
Royer Industries, Inc.                  Pennsylvania                24-0708630
Schaeff, Inc.                               Iowa                    42-1097891
Standard Havens, Inc                      Delaware                  43-0913249
Standard Havens Products, Inc.            Delaware                  43-1435208
Telelect Southeast Distribution, Inc.     Tennessee                 02-0560744
Terex Advance Mixer, Inc.                 Delaware                  06-1444818
Terex Bartell, Inc.                       Delaware                  34-1325948
Terex Cranes, Inc.                        Delaware                  06-1513089
Terex Financial Services, Inc.            Delaware                  45-0497096
Terex Mining Equipment, Inc.              Delaware                  06-1503634
Terex Utilities, Inc.                     Delaware                  04-3711918
Terex-RO Corporation                       Kansas                   44-0565380
Terex-Telelect, Inc.                      Delaware                  41-1603748
The American Crane Corporation         North Carolina               56-1570091
Utility Equipment, Inc.                    Oregon                   93-0557703

                                                                                                                Page No.
PART I     FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements

                       TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --


                  Three months ended March 31, 2003 and 2002..........................................................4
              Condensed Consolidated Balance Sheet - March 31, 2003 and December 31, 2002.............................5
              Condensed Consolidated Statement of Cash Flows --
                  Three months ended March 31, 2003 and 2002..........................................................6
              Notes to Condensed Consolidated Financial Statements -- March 31, 2003..................................7
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................29

SIGNATURES ..........................................................................................................43

EXHIBIT INDEX .......................................................................................................44



                                EXPLANATORY NOTE


This Amendment to the Quarterly Report on Form 10-Q/A ("Form 10-Q/A") of Terex Corporation (the "Company" or "Terex") is being filed to amend and restate certain items of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was filed with the SEC on May 15, 2003 ("Original Form 10-Q"). Terex maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. It has been the practice of the Plan to purchase shares of Terex common stock on an ongoing basis as participants contribute to the Terex common stock fund, in order to eliminate the risk associated with fluctuations in the price of Terex common stock.

The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles required the Company to record an obligation to Plan participants invested in Terex common stock at the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements as of and for the three months ended March 31, 2003 have been restated to record the fair value of the Company's obligations to Plan participants invested in Terex common stock. As the Company has acquired shares equal to its obligation to Plan participants, there is no cash impact associated with this amendment.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to the Plan and the related income tax effect. The
Company has not updated the information contained herein for events and transactions occurring subsequent to May 15, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company's financial statements as described above.



                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                 For the Three Months
                                                                   Ended March 31,
                                                              ---------------------------

                                                              (Restated -
                                                              See Note A)

                                                                  2003          2002
                                                              ------------- -------------

Net sales.....................................................$    927.7    $    582.0
Cost of goods sold............................................     798.0         490.7
                                                              ------------- -------------

     Gross profit.............................................     129.7          91.3
Selling, general and administrative expenses..................      89.2          59.8
                                                              ------------- -------------

     Income from operations...................................      40.5          31.5

Other income (expense):
     Interest income..........................................       1.7           0.8
     Interest expense.........................................     (25.9)        (22.0)
     Other income (expense) - net.............................       0.3          (1.2)
                                                              ------------- -------------

     Income before income taxes and cumulative effect of
      change in accounting principle..........................      16.6           9.1
Provision for income taxes....................................      (4.6)         (2.9)
                                                              ------------- -------------

     Income before cumulative effect of change in accounting
      principle...............................................      12.0           6.2

Cumulative effect of change in accounting principle (net of
  income tax expense of $1.0 in 2002).........................     ---          (113.4)
                                                              ------------- -------------

Net income (loss).............................................$     12.0    $   (107.2)
                                                              ============= =============

Per common share:
    Basic:
      Income before cumulative effect of change in accounting
       principle..............................................$     0.25    $     0.16
      Cumulative effect of change in accounting principle.....       ---         (2.98)
                                                              ------------- -------------
        Net income (loss).....................................$     0.25    $    (2.82)
                                                              ============= =============

    Diluted:
      Income before cumulative effect of change in accounting
       principle..............................................$     0.24    $     0.16
      Cumulative effect of change in accounting principle.....       ---         (2.93)
                                                              ------------- -------------
        Net income (loss).....................................$     0.24    $    (2.77)
                                                              ============= =============

Weighted average number of shares outstanding in per share calculation:
        Basic.................................................      47.2          38.0
        Diluted...............................................      49.0          38.7

The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)



                                                                                            ----------------------------------

                                                                                              (Restated -      December 31,
                                                                                              See Note A)

                                                                                               March 31,
                                                                                                 2003              2002
                                                                                            ---------------- -----------------
Assets
    Current assets

         Cash and cash equivalents........................................................   $       419.9     $       352.2
         Trade receivables (net of allowance of $19.6 at March 31, 2003
           and $19.6 at December 31, 2002)................................................           597.8             578.6
         Inventories......................................................................         1,079.0           1,106.3
         Other current assets.............................................................           158.2             184.0
                                                                                             ----------------- -----------------
             Total current assets.........................................................         2,254.9           2,221.1
    Long-term assets

         Property, plant and equipment....................................................           304.5             309.4
         Goodwill.........................................................................           635.2             622.9
         Deferred taxes...................................................................           150.7             153.5
         Other assets.....................................................................           335.0             318.8

                                                                                             ----------------- -----------------


    Total assets..........................................................................   $     3,680.3     $     3,625.7

                                                                                             ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt..............................   $        71.4     $        74.1
         Trade accounts payable...........................................................           597.5             542.9
         Accrued compensation and benefits................................................            83.9              74.0
         Accrued warranties and product liability.........................................            82.0              86.0
         Other current liabilities........................................................           324.7             329.2
                                                                                             ----------------- -----------------
             Total current liabilities....................................................         1,159.5           1,106.2
    Non-current liabilities

         Long-term debt, less current portion.............................................         1,457.4           1,487.1
         Other............................................................................           263.2             263.2


    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 49.2 and 48.6
           shares at March 31, 2003 and December 31, 2002, respectively...................             0.5               0.5
         Additional paid-in capital.......................................................           782.9             772.7
         Retained earnings................................................................            79.4              67.4
         Accumulated other comprehensive income (loss)....................................           (44.8)            (53.6)
         Less cost of shares of common stock in treasury - 1.2 shares at March 31, 2003
           and December 31, 2002..........................................................           (17.8)            (17.8)
                                                                                             ----------------- -----------------
             Total stockholders' equity...................................................           800.2             769.2
                                                                                             ----------------- -----------------


    Total liabilities and stockholders' equity............................................   $     3,680.3     $     3,625.7

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



                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)


                                                                                   ---------------------------
                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   ---------------------------

                                                                                    (Restated -
                                                                                    See Note A)

                                                                                        2003         2002
                                                                                   ---------------------------
 Operating Activities

    Net income (loss).............................................................  $      12.0    $   (107.2)
    Adjustments to reconcile net income (loss) to cash provided by (used in)
      operating activities:
         Depreciation.............................................................         12.9           6.9
         Amortization.............................................................          2.7           1.4
         Impairment charges and asset write downs.................................          1.7         113.4
         Gain on sale of fixed assets.............................................         (0.5)        ---
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................         (9.3)        (53.3)
           Inventories............................................................         40.4         (12.0)
           Trade accounts payable.................................................         59.1          34.3
           Other, net.............................................................         (4.1)          2.0
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................        114.9         (14.5)
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (8.5)        (72.5)
    Capital expenditures..........................................................         (8.6)         (5.9)
    Proceeds from sale of assets..................................................          2.6           0.4
                                                                                    -------------- -------------
              Net cash used in investing activities...............................        (14.5)        (78.0)
                                                                                    -------------- -------------


 Financing Activities
    Principal borrowings (repayments) of long-term debt...........................         (1.5)          0.7
    Net borrowings (repayments) under revolving line of credit agreements.........        (22.5)          1.6
    Other.........................................................................        (11.6)         (0.3)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................        (35.6)          2.0
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................          2.9          (1.1)
                                                                                    -------------- -------------


 Net Increase (Decrease) in Cash and Cash Equivalents.............................         67.7         (91.6)

 Cash and Cash Equivalents at Beginning of Period.................................        352.2         250.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     419.9    $    158.8
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

Restatement - The Company maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles require the Company to adjust its obligation to Plan participants invested in Terex common stock to the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements for the three months ended March 31, 2003 have been restated to increase the liability to Plan participants by $0.8 as of March 31, 2003 based on the fair value of Terex common stock at that date.

The impact of the restatement on the restated components of the Company's consolidated balance sheet is as follows (in millions):

                                                                                      As Originally
 March 31, 2003                                                                          Reported          As Restated
----------------------------------------------------------------------------------  ------------------  ----------------
    Deferred Tax Assets.........................................................          150.4                150.7
                                                                                     ------------------  ----------------
    Total assets................................................................     $  3,680.0          $   3,680.3
                                                                                     ------------------  ----------------
    Other long term liabilities.................................................          262.4                263.2
    Retained earnings...........................................................           79.9                 79.4
    Total stockholders' equity..................................................          800.7                800.2
                                                                                     ------------------  ----------------
    Total liabilities and stockholders' equity..................................     $  3,680.0          $   3,680.3
                                                                                     ------------------  ----------------

                                                                                   As Originally          As
For the Three Months Ended March 31, 2003                                              Reported          Restated
--------------------------------------------------------------------------------  ------------------ ---------------
    Net Sales                                                                      $    927.7          $     927.7
    Selling, general and administrative expenses................................        (88.4)               (89.2)
    Income from operations......................................................         41.3                 40.5
    Provision for income taxes..................................................         (4.9)                (4.6)
    Net income..................................................................   $     12.5          $      12.0

    Earnings per share - Net income.............................................   $      0.26         $       0.25
    Diluted earnings per share - Net income.....................................   $      0.26         $       0.24

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

The following table summarizes the changes in the aggregate product warranty liability:

                                                              Three Months Ended
                                                                 March 31, 2003
                                                               -----------------
                                                               -----------------
     Balance at beginning of period.............................. $    59.1
     Accruals for warranties issued during the period............      13.3
     Changes in estimates........................................       0.1
     Settlements during the period...............................     (14.2)
     Foreign exchange effect.....................................       0.9
                                                                  --------------
     Balance at end of period.................................... $    59.2
                                                                  ==============

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

                                                                    For the Three Months
                                                                      Ended March 31,
                                                               -----------------------------
                                                               -----------------------------
                                                                    2003           2002
                                                               -------------- -------------
 Reported net income (loss).................................... $   12.0        $  (107.2)

 Deduct:  Total  stock-based   employee   compensation  expense
  determined  under fair value  based  methods  for all awards,
  net of related income tax effects............................     (1.1)          (0.7)
                                                                -------------- -------------
 Pro forma net income (loss)................................... $   10.9        $  (107.9)
                                                                ============== =============
 Per common share:
  Basic:
     Reported net income (loss)................................ $   0.25        $  (2.82)
                                                                ============== =============
     Pro forma net income (loss)............................... $   0.23        $  (2.84)
                                                                ============== =============
  Diluted:
     Reported net income (loss)................................ $   0.24        $  (2.77)
                                                                ============== =============
     Pro forma net income (loss)............................... $   0.22        $  (2.79)


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

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                          Pro Forma for the
                                                         Three Months Ended
                                                           March 31, 2002
                                                      --------------------------
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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                      Terex
                                                                  Roadbuilding,       Terex
                                                                      Utility         Aerial
                                        Terex          Terex      Products and        Work
                                    Construction      Cranes          Other         Platforms     Terex Mining      Total
                                  ---------------- ------------- ---------------  -------------- --------------- ------------
 Balance at December 31, 2002.... $      311.8     $       90.3   $      177.5    $      43.3    $      ---      $     622.9
 Acquisitions....................        ---                3.2            6.8            1.4           ---             11.4
 Foreign exchange effect.........          0.6              0.3            ---            ---           ---              0.9
                                  ---------------- -------------- --------------  -------------- --------------- -------------
 Balance at March 31, 2003....... $      312.4     $       93.8   $      184.3    $      44.7    $      ---      $     635.2
                                  ================ ============== ==============  ============== =============== =============

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                          Three Months Ended
                                               March 31,
                                        ------------------------
                                            2003       2002
                                       ------------------------
Balance at beginning of period.........$      2.1       (0.8)
Additional gains (losses)...............     (0.5)      (0.2)
Amounts reclassified to earnings........     (0.8)       0.1
                                       ------------------------
Balance at end of period...............$      0.8       (0.9)
                                       ========================

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

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:

                                             Employee
                                            Termination       Asset       Facility Exit
                                               Costs        Disposals         Costs            Other           Total
                                           --------------  ------------  --------------  ---------------  -------------
       Accrued restructuring charges
         at December 31, 2002..........  $        9.7     $      ---     $       2.4    $          1.4    $        13.5
       Restructuring charges...........           1.0            1.7             0.3               0.1              3.1
       Cash expenditures...............          (1.9)           ---            (0.3)             (0.1)            (2.3)
       Non-cash write-offs.............           ---           (1.7)           (0.1)              ---             (1.8)
                                         ---------------- ------------- ---------------- ---------------  --------------
       Accrued   restructuring  charges
         at March 31, 2003.............  $        8.8     $     ---     $       2.3    $          1.4    $        12.5
                                         ================ ============= ============== ================= ===============

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
                                    ==============   ============  ============  ===============   =============

NOTE F -- INVENTORIES

Inventories consist of the following:

                                                                  March 31,        December 31,
                                                                     2003              2002
                                                               -----------------  ----------------
Finished equipment............................................  $      433.2     $       437.2
Replacement parts.............................................         237.6             225.0
Work-in-process...............................................         209.0             225.5
Raw materials and supplies....................................         199.2             218.6
                                                                ----------------------------------
Inventories...................................................  $    1,079.0      $    1,106.3
                                                                ==================================

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                  March 31,        December 31,
                                                                     2003              2002
                                                               ----------------- -----------------
Property......................................................  $       41.7     $        43.0
Plant.........................................................         177.5             173.4
Equipment.....................................................         197.0             197.6
                                                                ---------------- -----------------
                                                                       416.2             414.0
Less:  Accumulated depreciation...............................        (111.7)           (104.6)
                                                                ---------------- -----------------
Net property, plant and equipment.............................  $      304.5     $       309.4
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

NOTE K-- EARNINGS PER SHARE

                                                                Three Months Ended March 31,
                                                            (in millions, except per share data)
                                             -------------------------------------------------------------------------
                                                        2003                                     2002
                                             ----------------------------------- -------------------------------------
                                                                         Per-Share                          Per-Share
                                                  Income      Shares      Amount     Income      Shares       Amount
                                             ------------- ----------- ---------- ----------  ----------  ------------
 Basic earnings per share
    Income before cumulative effect of
     change in accounting principle.........  $    12.0        47.2    $    0.25   $     6.2        38.0    $    0.16

 Effect of dilutive securities
    Stock Options...........................        ---         0.5                      ---         0.6
    Contingently issuable shares for
       acquisitions.........................        ---         0.7                      ---         ---
    Shares  held  by  deferred  compensation
     plan...................................        ---         0.6                      ---         ---
                                                                                 -----------  ----------
    Equity Rights...........................        ---         ---                      ---         0.1
                                             ------------- ----------- ---------- ----------  ----------  ------------
 Income   before    cumulative   effect   of
 change   in accounting principle - diluted.  $    12.0        49.0    $    0.24   $     6.2        38.7    $    0.16
                                              ============ =========== =========== =========== ============ ===========

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

                                                        For the Three Months
                                                          Ended March 31,
                                              ---------------- ----------------
                                                   2003             2002
                                              ---------------- ----------------
   Net income (loss)..........................$        12.0    $       (107.2)
   Other comprehensive income:
        Translation adjustment................         10.1              (5.9)
        Pension liability adjustment..........        ---               ---
        Derivative hedging adjustment.........         (1.3)             (0.1)
        Debt and equity securities adjustment.        ---               ---
                                              ---------------- ----------------
   Comprehensive income (loss)................$        20.8    $       (113.2)
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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months ended March 31, 2003 and 2002. Business segment information is presented below:

                                                           For the Three Months
                                                              Ended March 31,
                                                       -------------- --------------
                                                             2003           2002
                                                       -------------- --------------
Sales
  Terex Construction.................................  $     326.1    $     264.3
  Terex Cranes.......................................        237.9          135.1
  Terex Roadbuilding, Utility Products and Other.....        158.1          132.6
  Terex Aerial Work Platforms........................        139.3          ---
  Terex Mining.......................................         80.0           65.3
  Eliminations/Corporate.............................        (13.7)         (15.3)
                                                       -------------- --------------
    Total............................................  $     927.7    $     582.0
                                                       ============== ==============

Income (Loss) from Operations
  Terex Construction.................................  $      14.7    $      15.5
  Terex Cranes.......................................          6.8            7.3
  Terex Roadbuilding, Utility Products and Other.....          1.4            8.4
  Terex Aerial Work Platforms........................         15.3          ---
  Terex Mining.......................................          4.6            1.6
  Eliminations/Corporate.............................         (2.3)          (1.3)
                                                       -------------- --------------
    Total............................................  $      40.5    $      31.5
                                                      ============== ===============

                                                           March 31,   December 31,
                                                             2003          2002
                                                       ------------- ---------------
Identifiable Assets
  Terex Construction.................................  $   1,334.3   $     1,326.6
  Terex Cranes.......................................        912.1           937.9
  Terex Roadbuilding, Utility Products and Other.....        648.3           602.7
  Terex Aerial Work Platforms........................        456.0           469.9
  Terex Mining.......................................        330.4           330.4
  Corporate..........................................      1,917.9         1,895.8
  Eliminations.......................................     (1,918.7)       (1,937.6)
                                                       ------------- ---------------
    Total............................................  $   3,680.3   $     3,625.7
                                                       ============= ===============

NOTE O -- CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note A, the Company's consolidated financial statements for the three months ended March 31, 2003 have been restated to increase the liability to participants in its deferred compensation plan by $0.8 as of March 31, 2003 based on the fair value of Terex common stock at that date.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003
(in millions)
                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- -------------
 Net sales...............................$      64.3   $     342.1   $     568.3   $    (47.0)    $     927.7
   Cost of goods sold....................       60.9         296.5         487.6        (47.0)          798.0
                                         ------------- ------------- ------------- -------------- --------------
 Gross profit............................        3.4          45.6          80.7          ---           129.7
   Selling,   general  &   administrative        6.6          30.4          52.2          ---            89.2
 expenses................................
                                         ------------- ------------- ------------- -------------- --------------
 Income (loss) from operations...........       (3.2)         15.2          28.5          ---            40.5
   Interest income.......................        0.3           0.2           1.2          ---             1.7
   Interest expense......................       (6.9)         (6.5)        (12.5)         ---           (25.9)
   Income (loss) from equity investees...       18.3           ---          ---          (18.3)           ---
   Other income (expense) - net..........       (1.8)         (0.8)          2.9          ---             0.3
                                         ------------- ------------- ------------- --------------- -------------

 Income  (loss)  before  income taxes and        6.7           8.1          20.1        (18.3)           16.6
   cumulative   effect   of   change   in
   accounting principle..................
   Benefit  from  (provision  for) income        5.3          (3.2)         (6.7)         ---            (4.6)
 taxes...................................
                                         ------------- ------------- ------------- ---------------- ------------
 Income  (loss)   cumulative   effect  of       12.0           4.9          13.4         (18.3)          12.0
    change in accounting principle.......
 Cumulative    effect    of   change   in
   accounting principles ................        ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- ----------------- -----------
 Net income (loss).......................$      12.0   $       4.9   $      13.4   $    (18.3)    $      12.0
                                         ============= ============= ============= ================= ===========


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor     Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries   Eliminations    Consolidated
                                         ------------- ------------- ------------- ------------- --------------- ---------------
 Net sales...............................$      69.9   $     213.7   $      5.9    $    361.3    $    (68.8)     $     582.0
    Cost of goods sold...................       68.6         183.7          5.5         302.5         (69.6)           490.7
                                         ------------- ------------- ------------- ------------- --------------- ---------------
 Gross profit............................        1.3          30.0          0.4          58.8           0.8             91.3
    Selling, general & administrative            6.3          18.5          0.4          34.6         ---               59.8
      expenses
                                         ------------- ------------- ------------- ------------- --------------- ---------------
 Income (loss) from operations...........       (5.0)         11.5        ---            24.2           0.8             31.5
   Interest income.......................        0.4          (0.1)       ---             0.5         ---                0.8
   Interest expense......................      (10.5)         (2.3)        (0.7)         (8.5)        ---              (22.0)
   Income (loss) from equity investees...      (90.8)        ---          ---           ---            90.8            ---
   Other income (expense) - net..........       (0.8)         (0.1)       ---            (0.3)        ---               (1.2)
                                         ------------- ------------- ------------- ------------- --------------- ---------------
 Income (loss) before income taxes and        (106.7)          9.0         (0.7)         15.9          91.6              9.1
   cumulative effect of change in
   accounting principle..................
   Provision for income taxes............       (0.5)        ---          ---            (2.4)        ---               (2.9)
                                         ------------- ------------- ------------- ------------- --------------- ---------------

 Income (loss) before  cumulative  effect     (107.2)          9.0         (0.7)         13.5          91.6              6.2
   of change in accounting principle.....
 Cumulative effect of change in
    accounting principle.................      ---           (18.4)       ---           (95.0)        ---             (113.4)
                                         ------------- ------------- ------------- ------------- --------------- ---------------
 Net income (loss).......................$    (107.2)  $      (9.4)  $     (0.7)   $    (81.5)   $     91.6      $    (107.2)
                                         ============= ============= ============= ============= =============== ===============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
 (in millions)
                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
 Assets
    Current assets
      Cash and cash equivalents..........$     152.2   $       3.9   $    263.8    $    ---      $     419.9
      Trade receivables - net............       23.4         207.8        366.6         ---            597.8
      Intercompany receivables...........       21.5           9.1         26.9         (57.5)         ---
      Net inventories....................      104.7         329.6        626.9          17.8        1,079.0
      Other current assets...............       30.3          33.2         94.7         ---            158.2
                                         ------------- ------------- ------------- ------------- -------------
        Total current assets.............      332.1         583.6      1,378.9         (39.7)       2,254.9
    Property, plant & equipment - net....        7.7         122.5        174.3         ---            304.5
    Investment in and advances to

      (from)   subsidiaries..............      853.0        (401.4)      (380.1)        (71.5)         ---
    Goodwill - net.......................       (9.8)        292.9        352.1         ---            635.2
    Other assets - net...................      129.6         161.7        194.4         ---            485.7
                                         ------------- ------------- ------------- ------------- -------------

 Total assets............................$   1,312.6   $     759.3   $  1,719.6    $   (111.2)   $   3,680.3
                                         ============= ============= ============= ============= =============

 Liabilities   and   stockholders' equity
    (deficit)
    Current liabilities
      Notes  payable and current  portion
        of long-term debt................$       0.5   $      33.2   $     37.7    $    ---      $      71.4
      Trade accounts payable.............       29.5         150.9        417.1         ---            597.5
      Intercompany payables..............       25.2          19.1         13.2         (57.5)         ---
      Accruals    and    other    current       69.1          92.7        328.8         ---            490.6
        liabilities......................
                                         ------------- ------------- ------------- ------------- -------------

        Total current liabilities........      124.3         295.9        796.8         (57.5)       1,159.5
    Long-term debt less current portion..      334.3         384.3        738.8         ---          1,457.4
    Other long-term liabilities..........       53.8          45.4        164.0         ---            263.2
    Stockholders' equity (deficit).......      800.2          33.7         20.0         (53.7)         800.2

                                         ------------- ------------- ------------- ------------- -------------

 Total   liabilities  and   stockholders'
    equity (deficit).....................$   1,312.6   $     759.3   $  1,719.6    $   (111.2)   $   3,680.3
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(in millions)
                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
 Assets
    Current assets
      Cash and cash equivalents..........$     134.0   $       6.2   $    212.0    $    ---      $     352.2
      Trade receivables - net............       45.7         189.8        343.1         ---            578.6
      Intercompany receivables...........       13.4           6.7         14.4         (34.5)         ---
      Net inventories....................      101.1         324.9        645.6          34.7        1,106.3
      Other current assets...............       41.1          54.6         88.3         ---            184.0
                                         ------------- ------------- ------------- ------------- -------------
        Total current assets.............      335.3         582.2      1,303.4           0.2        2,221.1
    Property, plant & equipment - net....        7.4         128.0        174.0         ---            309.4
    Investment in and advances to (from)
      subsidiaries.......................      818.0        (520.9)      (237.2)        (59.9)         ---
    Goodwill - net.......................       (9.8)        284.7        348.0         ---            622.9
    Other assets - net...................      140.0         144.7        187.6         ---            472.3
                                         ------------- ------------- ------------- ------------- -------------

 Total assets............................$   1,290.9   $     618.7   $  1,775.8    $    (59.7)   $   3,625.7
                                         ============= ============= ============= ============= =============

 Liabilities   and   stockholders' equity
    (deficit)
    Current liabilities
      Notes payable and current portion
        of long-term debt................$       0.4   $      40.7   $     33.0    $    ---      $      74.1
      Trade accounts payable.............       39.2         149.3        354.4         ---            542.9
      Intercompany payables..............       23.4        (127.8)       138.9         (34.5)         ---
      Accruals    and    other    current       68.0          98.5        322.7         ---            489.2
        liabilities......................
                                         ------------- ------------- ------------- ------------- -------------
        Total current liabilities........      131.0         160.7        849.0         (34.5)       1,106.2
    Long-term debt less current portion..      335.7         386.4        765.0         ---          1,487.1
    Other long-term liabilities..........       55.0          42.7        165.5         ---            263.2
    Stockholders' equity (deficit).......      769.2          28.9         (3.7)        (25.2)         769.2
                                         ------------- ------------- ------------- ------------- -------------

 Total   liabilities  and   stockholders'
    equity (deficit).....................$   1,290.9   $     618.7   $  1,775.8    $    (59.7)   $   3,625.7
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003
(in millions)

                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- --------------
 Net cash provided  by (used   in)       $      18.6   $       8.1   $      88.2   $    ---       $     114.9
   operating activities
                                         ------------- ------------- ------------- -------------- --------------
 Cash flows from investing activities:
   Acquisition  of business,  net of cash      ---            (8.5)        ---          ---              (8.5)
    acquired.............................
   Capital expenditures..................       (0.4)         (1.2)         (7.0)       ---              (8.6)
   Proceeds from sale of assets..........      ---             0.9           1.7        ---               2.6
                                         ------------- ------------- ------------- -------------- --------------
      Net cash provided by (used in)
      investing activities...............       (0.4)         (8.8)         (5.3)       ---             (14.5)
                                         ------------- ------------- ------------- -------------- --------------
 Cash flows from financing activities:
   Principal  borrowings  (repayments) of
    long-term debt.......................      ---            (0.5)         (1.0)       ---              (1.5)
   Net  borrowings   (repayments)   under
    revolving line of credit agreements..      ---            (1.1)        (21.4)       ---             (22.5)
   Other.................................      ---           ---           (11.6)       ---             (11.6)
                                         ------------- ------------- ------------- -------------- --------------
     Net cash provided by (used in)
      financing activities...............      ---            (1.6)        (34.0)       ---             (35.6)
                                         ------------- ------------- ------------- -------------- --------------
 Effect of exchange rates on cash and          ---           ---             2.9        ---               2.9
   cash equivalents......................
                                         ------------- ------------- ------------- -------------- --------------
 Net (decrease) increase in cash and            18.2          (2.3)         51.8        ---              67.7
   cash equivalents......................
 Cash and cash equivalents,  beginning of      134.0           6.2         212.0        ---             352.2
   period................................
                                         ------------- ------------- ------------- -------------- --------------
 Cash and cash equivalents, end of period$     152.2   $       3.9   $     263.8   $    ---       $     419.9
                                         ============= ============= ============= ============== ==============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
(in millions)
                                                            Wholly-                      Non-
                                              Terex          owned         PPM        guarantor   Intercompany
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations   Consolidated
                                           ------------- --------------------------- --------------------------- --------------
 Net cash provided by (used in)
    operating activities                   $    (57.2)      $   (0.4)     $ ---         $  43.1       $ ---         $  (14.5)
                                           ------------- ------------- ------------- ------------- ------------- -------------
 Cash flows from investing activities
    Acquisition of businesses, net of
      cash acquired......................        (7.3)         ---          ---           (65.2)        ---            (72.5)
    Capital expenditures.................       ---             (1.9)       ---            (4.0)        ---             (5.9)
    Proceeds from sale of assets.........       ---              0.2        ---             0.2         ---              0.4
                                           ------------- ------------- ------------- ------------- ------------- -------------
        Net cash provided by (used in)
          investing activities...........        (7.3)          (1.7)       ---           (69.0)        ---            (78.0)
                                           ------------- ------------- ------------- ------------- ------------- -------------
 Cash flows from financing activities
    Principal borrowings (repayments) of
       long-term debt....................       ---            ---          ---             0.7         ---              0.7
    Net borrowings (repayments) under
      revolving line of credit agreements       ---            ---          ---             1.6         ---              1.6
    Other................................       ---            ---          ---            (0.3)        ---             (0.3)
                                           ------------- ------------- ------------- ------------- ------------- -------------
       Net cash provided by (used in)
         financing activities............       ---            ---          ---             2.0         ---              2.0
                                           ------------- ------------- ------------- ------------- ------------- -------------
 Effect of exchange rates on cash and
    cash equivalents.....................       ---            ---          ---            (1.1)        ---             (1.1)
                                           ------------- ------------- ------------- ------------- ------------- -------------
 Net increase (decrease) in cash and            (64.5)          (2.1)       ---           (25.0)        ---            (91.6)
    cash equivalents.....................
 Cash and cash equivalents, beginning of
    period...............................       144.2            3.9          0.1         102.2         ---            250.4
                                           ------------- ------------- ------------- ------------- ------------- -------------

 Cash and cash equivalents, end of period  $     79.7    $       1.8   $      0.1    $     77.2    $    ---      $     158.8
                                           ============= ============= ============= ============= ============= =============

                                       28

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -------------------------------------------------------------------
                            AND RESULTS OF OPERATIONS


Restatement - Terex maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. It has been the practice of the Plan to purchase shares of Terex common stock on an ongoing basis as participants contribute to the Terex common stock fund, in order to eliminate the risk associated with fluctuations in the price of Terex common stock.

The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles required the Company to record an obligation to Plan participants invested in Terex common stock at the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements as of and for the three months ended March 31, 2003 have been restated to record the fair value of the Company's obligations to Plan participants invested in Terex common stock. As the Company has acquired shares equal to its obligation to Plan participants, there is no cash impact associated with this amendment.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to the Plan and the related income tax effect. The
Company has not updated the information contained herein for events and transactions occurring subsequent to May 15, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company's financial statements as described above

Results of Operations


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

                                                         Three Months Ended
                                                              March 31,
                                                     ----------------------------  Increase
                                                         2003          2002       (Decrease)
                                                     ------------- -------------- ------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    326.1    $    264.3    $      61.8
   Terex Cranes......................................     237.9         135.1          102.8
   Terex Roadbuilding, Utility Products and Other....     158.1         132.6           25.5
   Terex Aerial Work Platforms.......................     139.3         ---            139.3
   Terex Mining......................................      80.0          65.3           14.7
   Eliminations/Corporate............................     (13.7)        (15.3)           1.6
                                                     ------------- -------------- -------------
     Total...........................................$    927.7    $    582.0     $    345.7
                                                     ============= ============== =============

GROSS PROFIT
   Terex Construction................................$     42.9    $     40.0     $      2.9
   Terex Cranes......................................      27.2          16.8           10.4
   Terex Roadbuilding, Utility Products and Other....      19.7          26.3           (6.6)
   Terex Aerial Work Platforms.......................      28.3         ---             28.3
   Terex Mining......................................      11.9           8.1            3.8
   Eliminations/Corporate............................      (0.3)          0.1           (0.4)
                                                     ------------- -------------- -------------
     Total...........................................$    129.7    $     91.3     $     38.4
                                                     ============= ============== =============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     28.2    $     24.5    $       3.7
   Terex Cranes......................................      20.4           9.5           10.9
   Terex Roadbuilding, Utility Products and Other....      18.3          17.9            0.4
   Terex Aerial Work Platforms.......................      13.0         ---             13.0
   Terex Mining......................................       7.3           6.5            0.8
   Eliminations/Corporate............................       2.0           1.4            0.6
                                                     ------------- ----------------------------
     Total...........................................$     89.2    $     59.8    $      29.4
                                                     ============= ============================

INCOME FROM OPERATIONS
   Terex Construction................................$     14.7    $     15.5    $      (0.8)
   Terex Cranes......................................       6.8           7.3           (0.5)
   Terex Roadbuilding, Utility Products and Other....       1.4           8.4           (7.0)
   Terex Aerial Work Platforms.......................      15.3         ---             15.3
   Terex Mining......................................       4.6           1.6            3.0
   Eliminations/Corporate............................      (2.3)         (1.3)          (1.0)
                                                     ------------- ----------------------------
     Total...........................................$     40.5    $     31.5    $       9.0
                                                     ============= ============================

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

Selling, General and Administrative expenses for the three months ended March 31, 2003 totaled $89.2 million, an increase of $29.4 million when compared to the same period in 2002. The Recent Acquisitions increased selling, general and administrative expense by $26.4 million in the first quarter 2003 when compared with the same period in 2002.

Income from operations for the three months ended March 31, 2003 totaled $40.5 million, an increase of $9.0 million when compared to the same period in 2002. The Recent Acquisitions increased income from operations by $22.5 million in the first quarter of 2003 when compared to the same period in 2002. Income from operations in the North American mobile crane business has been negatively impacted by weak construction demand and overcapacity in the crane rental market when compared to the first quarter of 2002. Income from operations in the roadbuilding businesses of the Terex Roadbuilding, Utility Products and Other segment fell by $4.2 million when compared to the same period in 2002. Demand for roadbuilding products has remained weak due to lower than expected funding levels for road construction. Income from operations in the Terex Mining segment increased by $3.0 million in the first quarter of 2003 when compared to the same period in 2002. Cost improvements from the closure of the Tulsa, Oklahoma truck production facility as well as higher sales volumes accounted for the majority of the increase.

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

Operating profit in the Terex Construction segment fell by $0.8 million to $14.7 million for the three months ended March 31, 2003 when compared to the same period in 2002. Operating profit in the Schaeff and Atlas business increased during the first quarter 2003 when compared to 2002 as the businesses benefited from higher sales and the impact of cost reductions initiated during 2002. Operating profit for the crushing and screening businesses due to lower selling margins earned on the sale of new machines, as noted above. Operating profit in the articulated dump truck business fell due to lower selling margins earned on the sale of new trucks and increased warranty costs.

Terex Cranes

Total sales for the Terex Cranes segment increased by $102.8 million and totaled $237.9 million for the three months ended March 31, 2003 as compared to $135.1 million for the same period in 2002. Sales of Demag, acquired on August 30, 2002, and Crane & Machinery, consolidated since December 1, 2002, totaled $134.0 million. Sales of mobile cranes in North America decreased signigicantly relative to 2002. Demand for mobile cranes continues to be negatively impacted by weak construction activity and overcapacity in the rental markets.

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


Income Taxes - At March 31, 2003 the Company had deferred tax assets of $197.8 million, net of valuation allowances. Income tax expense was $4.9 million for the three months ended March 31, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

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


                                               TEREX CORPORATION
                                               (Registrant)



Date:  March 12, 2004                        /s/ Phillip C. Widman
                                                Phillip C. Widman
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date:  March 12, 2004                        /s/ Mark T. Cohen
                                                Mark T. Cohen
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX



12        Calculation of Ratio of Earnings to Fixed Charges. *

31.1      Chief    Executive    Officer    Certification    pursuant   to   Rule
          13a-14(a)/15d-14(a)*
31.2      Chief    Financial    Officer    Certification    pursuant   to   Rule
          13a-14(a)/15d-14(a)*
32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * - Exhibit filed with this document