Form 10-Q/A
period 2003-06-30
TEREX CORP
filed 2004-03-12
CIK 97216

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



The Exhibit Index begins on page 55.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This amendment to the Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2003 (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), $200 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes") and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note P to the Company's June 30, 2003 Condensed Consolidated Financial Statements included in this Amendment to the Quarterly Report.

                                    State or other
                                   jurisdiction of
                                   incorporation or         I.R.S. employer
    Guarantor                        organization         identification number
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

PART I     FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements

                       TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --

                  Three months and six months ended June 30, 2003 and 2002............................................4
              Condensed Consolidated Balance Sheet - June 30, 2003 and December 31, 2002..............................5
              Condensed Consolidated Statement of Cash Flows --
                  Three months and six months ended June 30, 2003 and 2002............................................6
              Notes to Condensed Consolidated Financial Statements -- June 30, 2003...................................7
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................35

SIGNATURES ..........................................................................................................55

EXHIBIT INDEX .......................................................................................................56

                                EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A ("Form 10-Q/A") of Terex Corporation (the "Company" or "Terex") is being filed to amend and restate certain items of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, which was filed with the SEC on August 13, 2003 ("Original Form 10-Q"). Terex maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. It has been the practice of the Plan to purchase shares of Terex common stock on an ongoing basis as participants contribute to the Terex common stock fund, in order to eliminate the risk associated with fluctuations in the price of Terex common stock.

The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles required the Company to record an obligation to Plan participants invested in Terex common stock at the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements as of and for the three months and six months ended June 30, 2003 have been restated to record the fair value of the Company's obligations to Plan participants invested in Terex common stock. As the Company has acquired shares equal to its obligation to Plan participants, there is no cash impact associated with this amendment.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to the Plan and the related income tax effect. The
Company has not updated the information contained herein for events and transactions occurring subsequent to August 13, 2003, the filing date of the Original Form 10-Q, other then to reflect the restatement of the Company's financial statements as described above and except as disclosed in Note Q - "Subsequent Event," in the Notes to the Condensed Consolidated Financial Statements.

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)
                                                                   For the Three Months               For the Six Months
                                                                        Ended June 30,                  Ended June 30,
                                                                 ----------------------------    ----------------------------
                                                                    (Restated -                    (Restated -
                                                                    See Note A)                     See Note A)
                                                                        2003          2002             2003          2002
                                                                 ----------------------------    ----------------------------
Net sales........................................................$  1,007.4       $    653.2     $    1,886.7   $    1,199.6
Cost of goods sold...............................................     895.3            536.6          1,649.7          993.4
                                                                 --------------- ------------    -------------- -------------
    Gross profit.................................................     112.1            116.6            237.0          206.2
Selling, general and administrative expenses.....................     (97.3)           (69.4)          (182.9)        (126.1)
Goodwill impairment..............................................     (51.3)           ---              (51.3)         ---
                                                                 --------------- ------------    -------------- -------------
      Income (loss) from operations..............................     (36.5)            47.2              2.8           80.1
Other income (expense):
     Interest income.............................................       2.0              1.9              3.6            2.7
     Interest expense............................................     (26.3)           (22.1)           (51.8)         (43.8)
     Loss on retirement of debt..................................      (1.9)           ---               (1.9)         ---
     Other income (expense) - net................................      (3.0)           (10.6)            (2.7)         (12.0)
                                                                 --------------- ------------    -------------- -------------

     Income (loss) from continuing operations before income taxes
       and cumulative effect of change in accounting principle...     (65.7)            16.4            (50.0)          27.0
Benefit from (provision for) income taxes........................      13.3             (5.3)             8.9           (8.7)
                                                                 --------------- ------------    -------------- -------------

     Income (loss) from continuing operations and before
      cumulative effect of change in accounting principle........     (52.4)            11.1            (41.1)          18.3


Income (loss) from discontinued operations (net of income tax benefit (expense)of $(0.2), $2.8, $(0.4) and $3.3,
  respectively)                                                         0.6             (5.9)             1.3           (6.9)
                                                                 --------------- ------------    -------------- -------------

Income (loss) before cumulative effect of change in accounting
  principle......................................................     (51.8)             5.2            (39.8)          11.4

Cumulative effect of change in accounting principle (net of
  income tax expense of $1.0 in 2002)............................     ---              ---              ---           (113.4)
                                                                 --------------- ------------    -------------- -------------
Net income (loss)................................................$    (51.8)      $      5.2     $      (39.8)        (102.0)
                                                                 =============== ============    ============== =============
Per common share:
    Basic:
      Income (loss) from continuing operations...................$    (1.10)      $     0.26     $       (0.87) $        0.45
      Income (loss) from discontinued operations.................      0.01            (0.14)             0.03          (0.17)
                                                                 --------------- ------------    -------------- -------------

      Income (loss) before cumulative effect of change in
       accounting principle.....................................      (1.09)            0.12             (0.84)          0.28

      Cumulative effect of change in accounting principle.......        ---              ---               ---          (2.80)
                                                                 --------------- ------------    -------------- -------------

        Net income (loss)........................................$    (1.09)      $     0.12     $       (0.84) $       (2.52)
                                                                 ============================    ============================
    Diluted:
      Income (loss) from continuing operations...................$    (1.10)      $     0.26     $       (0.87) $        0.44
      Income (loss) from discontinued operations.................      0.01            (0.14)             0.03          (0.16)
                                                                 --------------- ------------    -------------- -------------
      Income (loss) before cumulative effect of change in             (1.09)            0.12             (0.84)          0.28
       accounting principle......................................
      Cumulative effect of change in accounting principle.......       ---              ---               ---           (2.76)
                                                                 --------------- ------------    -------------- -------------

        Net income (loss)........................................$    (1.09)      $     0.12     $       (0.84) $       (2.48)
                                                                 =============== ============    ============== =============

Weighted average number of shares outstanding in per share calculation:

        Basic....................................................      47.6             42.7             47.4           40.4
        Diluted..................................................      47.6             43.6             47.4           41.2

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)
                                                                                              (Restated -
                                                                                              See Note A)
                                                                                               June 30,        December 31,
                                                                                                 2003              2002
                                                                                            ---------------- -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................   $       420.4     $       352.2
         Trade receivables (net of allowance of $24.6 at June 30, 2003
           and $19.6 at December 31, 2002)................................................           561.1             578.6
         Inventories......................................................................           955.2           1,106.3
         Other current assets.............................................................           237.3             184.0
                                                                                             ----------------- -----------------
             Total current assets.........................................................         2,174.0           2,221.1
    Long-term assets
         Property, plant and equipment....................................................           313.9             309.4
         Goodwill.........................................................................           601.1             622.9
         Deferred taxes...................................................................           159.0             153.5
         Other assets.....................................................................           324.8             318.8
                                                                                             ----------------- -----------------

    Total assets..........................................................................   $     3,572.8     $     3,625.7
                                                                                             ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt..............................   $        69.7     $        74.1
         Trade accounts payable...........................................................           577.6             542.9
         Accrued compensation and benefits................................................            84.1              74.0
         Accrued warranties and product liability.........................................            81.0              86.0
         Other current liabilities........................................................           281.2             329.2
                                                                                             ----------------- -----------------
             Total current liabilities....................................................         1,093.6           1,106.2
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,397.0           1,487.1
         Other............................................................................           306.4             263.2

    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 49.4 and 48.6
           shares at June 30, 2003 and December 31, 2002, respectively....................             0.5               0.5
         Additional paid-in capital.......................................................           785.2             772.7
         Retained earnings................................................................            27.6              67.4
         Accumulated other comprehensive income (loss)....................................           (19.7)            (53.6)
         Less cost of shares of common stock in treasury - 1.2 shares at June 30, 2003
           and December 31, 2002..........................................................           (17.8)            (17.8)
                                                                                             ----------------- -----------------
             Total stockholders' equity...................................................           775.8             769.2
                                                                                             ----------------- -----------------
    Total liabilities and stockholders' equity............................................   $     3,572.8     $     3,625.7
                                                                                             ================= =================


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)
                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                   ---------------------------
                                                                                    (Restated -
                                                                                    See Note A)
                                                                                        2003         2002
                                                                                   -------------- ------------
 Operating Activities
    Net loss......................................................................  $     (39.8)   $   (102.0)
    Adjustments to reconcile net loss to cash provided by (used in) operating activities:
         Depreciation.............................................................         27.5          15.7
         Amortization.............................................................          5.9           2.8
         Impairment charges and asset write downs.................................         72.5         140.8
         Loss on retirement of debt...............................................          1.4         ---
         Gain on sale of fixed assets.............................................         (2.9)        ---
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................          3.4         (90.0)
           Inventories............................................................         82.8         (14.2)
           Trade accounts payable.................................................         42.0          79.9
           Other, net.............................................................         (8.4)        (24.4)
                                                                                    -------------- -------------
              Net cash provided by operating activities...........................        184.4           8.6
                                                                                    -------------- -------------
 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (8.7)        (89.5)
    Capital expenditures..........................................................        (14.1)        (10.1)
    Proceeds from sale of assets..................................................          3.5           2.6
                                                                                    -------------- -------------
              Net cash used in investing activities...............................        (19.3)        (97.0)
                                                                                    -------------- -------------
 Financing Activities
    Principal borrowings (repayments) of long-term debt...........................        (53.0)          0.7
    Net borrowings (repayments) under revolving line of credit agreements.........        (36.5)          0.2
    Issuance of common stock......................................................        ---           113.3
    Payment of premium on early retirement of debt................................         (2.2)        ---
    Other.........................................................................        (16.4)         (0.4)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................       (108.1)        113.8
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         11.2           5.1
                                                                                    -------------- -------------
 Net Increase in Cash and Cash Equivalents........................................         68.2          30.5

 Cash and Cash Equivalents at Beginning of Period.................................        352.2         250.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     420.4    $    280.9
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


Restatement - The Company maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles require the Company to adjust its obligation to Plan participants invested in Terex common stock to the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements have been restated to increase the liability to Plan participants by $5.3 as of June 30, 2003 based on the fair value of Terex common stock at that date.

The impact of the restatement on the restated components of the Company's consolidated balance sheet is as follows (in millions):

                                                   As Originally
 June 30, 2003                                       Reported       As Restated
------------------------------------------------- --------------  --------------
    Deferred Tax Assets..........................      156.9            159.0
                                                  --------------  --------------
    Total assets.................................  $ 3,570.7       $  3,572.8
                                                  --------------  --------------
    Other long term liabilities..................      301.1            306.4
    Retained earnings............................       30.8             27.6
    Total stockholders' equity...................      779.0            775.8
                                                  --------------  --------------
    Total liabilities and stockholders' equity...  $ 3,570.7       $  3,572.8
                                                  --------------  --------------

                                                                                   As Originally          As
For the Three Months Ended June 30, 2003                                              Reported          Restated
--------------------------------------------------------------------------------  ------------------ ---------------
    Net Sales                                                                      $ 1,007.4              1,007.4
    Selling, general and administrative expenses................................       (92.8)               (97.3)
    Loss from operations........................................................       (32.0)               (36.5)
    Benefit from income taxes...................................................        11.5                 13.3
    Net loss....................................................................   $   (49.1)               (51.8)

    Earnings per share - Net income.............................................   $    (1.02)               (1.09)
    Diluted earnings per share - Net income.....................................   $    (1.02)               (1.09)


                                                                                    As Originally          As
For the Six Months Ended June 30, 2003                                                Reported          Restated
--------------------------------------------------------------------------------  ------------------ ---------------
    Net Sales                                                                      $ 1,886.7              1,886.7
    Selling, general and administrative expenses................................      (177.6)              (182.9)
    Income from operations......................................................         8.1                  2.8
    Benefit from income taxes...................................................         6.8                  8.9
    Net loss....................................................................   $   (36.6)               (39.8)

    Earnings per share - Net income.............................................   $    (0.76)               (0.84)
    Diluted earnings per share - Net income.....................................   $    (0.76)               (0.84)


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

The following table summarizes the changes in the aggregate product warranty liability:

                                                               Six Months Ended
                                                                  June 30, 2003
                                                              ------------------
    Balance at beginning of period.............................$       59.1
    Accruals for warranties issued during the period............       30.3
    Changes in estimates........................................        0.5
    Settlements during the period...............................      (36.0)
    Foreign exchange effect.....................................        2.0
                                                               -----------------
    Balance at end of period...................................$       55.9
                                                               =================

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


                                                            For the Three Months Ended          For the Six Months
                                                                     June 30,                     Ended June 30,
                                                          ------------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                          --------------- --------------  -------------- ---------------

 Reported net income (loss)...............................  $   (51.8)     $   5.2         $   (39.8)      $  (102.0)

 Deduct: Total stock-based  employee  compensation expense
  determined  under  fair  value  based  methods  for  all
  awards, net of related income tax effects...............       (1.0)        (0.9)             (2.1)         (1.6)
                                                            ------------- --------------  -------------- ---------------

 Pro forma net income (loss)..............................  $   (52.8)     $   4.3         $   (41.9)      $(103.6)
                                                            ============= ==============  ============== ===============
 Per common share:
  Basic:
     Reported net income (loss)...........................  $   (1.09)     $   0.12        $    (0.84)     $  (2.52)
                                                            ============= ==============  ============== ===============

     Pro forma net income (loss)..........................  $   (1.11)     $   0.10        $    (0.88)     $  (2.56)
                                                            ============= ==============  ============== ===============

  Diluted:
     Reported net income (loss)...........................  $   (1.09)     $   0.12        $    (0.84)     $  (2.48)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $   (1.11)     $   0.10        $    (0.88)     $  (2.51)
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

                                               For the Three Months Ended          For the Six Months
                                                        June 30,                     Ended June 30,
                                              -----------------------------  ------------------------------
                                                  2003            2002            2003             2002
                                             --------------  --------------  ------------- ----------------
   Net sales................................. $   41.4        $   37.0       $    89.8       $   72.6
   Income (loss) from operations............. $    1.0        $   (8.6)      $     2.2       $  (10.0)

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

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                         Pro Forma for the          Pro Forma for the
                                                         Three Months Ended         Six Months Ended
                                                           June 30, 2002              June 30, 2002
                                                       ------------------------  ----------------------
Net sales............................................. $      784.3                $    1,474.6
Income from operations................................ $       46.6                $       84.4
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle. $        3.4                $        9.1
Income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle, per share:
    Basic............................................. $        0.07               $       0.21
    Diluted........................................... $        0.07               $       0.21


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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                   Terex Mining,
                                                                   Roadbuilding,       Terex
                                                                      Utility         Aerial
                                        Terex          Terex        Products and        Work
                                    Construction       Cranes      Other segment     Platforms       Total
                                  ---------------- ------------ ---------------- --------------- ---------
Balance at December 31, 2002..... $      307.3     $     90.3   $        177.5    $      47.8    $    622.9

Acquisitions.....................        ---              3.2              8.1            6.2          17.5
Impairment.......................        ---            ---              (51.3)         ---           (51.3)
Foreign exchange effect..........         11.2            0.8            ---            ---            12.0
                                  ---------------- ------------ ---------------- --------------- -------------

Balance at June 30, 2003......... $      318.5     $     94.3   $        134.3    $      54.0    $    601.1
                                  ================ ============ ================ =============== =============

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                            June 30,
                                        ----------------------------------   -------------------------------
                                              2003               2002             2003            2002
------------------------------------------------------------------------------------------------------------
Balance at beginning of period..........$      0.8         $    (0.9)        $      2.1     $     (0.8)
Additional gains (losses)...............      (7.9)              0.2               (8.0)         ---
Amounts reclassified to earnings........       3.3               1.3                2.1            1.4
                                        ----------------  ----------------   -------------- ----------------
Balance at end of period................$     (3.8)        $     0.6         $     (3.8)    $      0.6
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

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:

                                             Employee
                                           Termination        Asset        Facility
                                              Costs         Disposals        Costs            Other           Total
                                          ---------------  ------------  -------------   ---------------  -------------
       Accrued restructuring charges
         at December 31, 2002.......... $        9.7       $    ---      $     2.4       $      1.4        $  13.5
       Restructuring charges...........          5.1            6.2            0.4              1.1           12.8
       Cash expenditures...............         (5.3)          (1.0)          (0.3)            (0.7)          (7.3)
       Non-cash write-offs.............          ---           (5.2)          (0.1)             ---           (5.3)
                                          ---------------  ------------  -------------   ---------------  --------------
       Accrued   restructuring  charges
         at June 30, 2003.............. $        9.5       $    ---      $     2.4       $      1.8        $   13.7
                                        ================  =============  ==============  ===============  ==============

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

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      Employee
                                     Termination        Asset       Facility
                                        Costs         Disposals    Exit Costs        Other             Total
                                    --------------   ------------  ------------  ---------------   -------------
Accrued restructuring charges at
  December 31, 2002...............  $      5.1      $     ---      $    0.6      $      0.3        $     6.0
Restructuring charges.............         ---            ---           ---             ---              ---
Cash expenditures.................        (2.7)           ---           ---             ---             (2.7)
Non-cash write-offs...............         ---            ---           ---             ---              ---
                                    --------------   ------------  ------------  ---------------   -------------
Accrued restructuring charges at
   June 30, 2003..................  $      2.4      $     ---      $    0.6      $      0.3        $     3.3
                                  ================   ============  ============  ===============   =============


These programs related to the Demag and Genie acquisitions are expected to reduce annual operating costs by approximately $8 in the aggregate in 2004.


NOTE G -- INVENTORIES

Inventories consist of the following:

                                                                   June 30,        December 31,
                                                                     2003              2002
                                                               -----------------  ----------------
Finished equipment............................................  $      354.3     $       437.2
Replacement parts.............................................         194.5             225.0
Work-in-process...............................................         222.6             225.5
Raw materials and supplies....................................         183.8             218.6
                                                                ----------------  ----------------
Inventories...................................................  $      955.2     $     1,106.3
                                                                ================  ================

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                   June 30,        December 31,
                                                                     2003              2002
                                                               -----------------  ----------------
Property......................................................  $       44.3      $       43.0
Plant.........................................................         189.6             173.4
Equipment.....................................................         204.1             197.6
                                                                ----------------  ----------------
                                                                       438.0             414.0
Less:  Accumulated depreciation...............................        (124.1)           (104.6)
                                                                ----------------  ----------------
Net property, plant and equipment.............................  $      313.9      $      309.4
                                                                ================  ================

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

NOTE L-- EARNINGS PER SHARE

                                                                Three Months Ended June 30,
                                                            (in millions, except per share data)
                                          -------------------------------------------------------------------------
                                                        2003                                2002
                                          -------------------------------------  ----------------------------------
                                                                    Per-Share                            Per-Share
                                              Income      Shares      Amount       Income      Shares      Amount
                                           -----------------------  -----------  ----------   ---------   ----------
Basic earnings per share
 Income (loss) from continuing
  operations before cumulative effect of
  change in accounting principle.........  $   (51.8)       47.6    $   (1.09)   $    11.1        42.7    $    0.26

Effect of dilutive securities
 Stock Options...........................       ---         ---                       ---          0.9
 Shares held by deferred compensation
  plan ..................................       ---         ---                       ---         ---

 Contingently issuable shares for
  acquisitions...........................       ---         ---                       ---         ---
                                           -----------  ----------               --------- ------------

Income (loss) from continuing operations
before cumulative effect of change in
accounting principle - diluted...........  $   (51.8)       47.6    $   (1.09)   $    11.1        43.6    $    0.26
                                           ===========  ==========  ===========  ========== ============ ===========


                                                                   Six Months Ended June 30,
                                                              (in millions, except per share data)
                                          ---------------------------------------------------------------------------
                                                         2003                                  2002
                                          ---------------------------------------------------------------------------
                                                                    Per-Share                            Per-Share
                                             Income      Shares      Amount      Income       Shares       Amount
                                          ------------  ----------  ----------  ----------   ---------  -------------
Basic earnings per share
 Income (loss) from continuing
 operations before cumulative effect
 of change in accounting principle ......  $   (39.8)       47.4    $   (0.84)  $    18.3        40.4    $    0.45

Effect of dilutive securities
 Stock Options...........................        ---         ---                      ---         0.8
 Shares held by deferred compensation
plan                                             ---         ---                      ---         ---
 Contingently issuable shares for
  acquisitions...........................        ---         ---                      ---         ---
                                            -----------  -----------               ---------  ---------

Income (loss) from continuing operations
before cumulative effect of change in
accounting principle - diluted............  $   (39.8)       47.4    $  (0.84)  $    18.3        41.2    $    0.44
                                            ===========  =========== =========== =========== ============ ===========


Had the Company recognized income (versus a loss) from continuing operations before cumulative effect of change in accounting principle in the three months months ended June 30, 2003, diluted shares outstanding would have increased by
0.8 million for the assumed exercise of stock options, 0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.5 million for the Company's contingent obligation to make additional payments for the acquisition of Genie. For the six months ended June 30, 2003, diluted shares outstanding would have increased by 0.7 million for the assumed exercise of stock options, 0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.6 million for the Company's contingent obligation to make additional payments for the acquisition of Genie.


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

                                                   For the Three Months                 For the Six Months
                                                      Ended June 30,                      Ended June 30,
                                            -----------------------------------   --------------  ----------------
                                                  2003              2002              2003             2002
                                            ------------------ ----------------   --------------  ----------------
   Net income (loss)........................ $     (51.8)       $      5.2        $    (39.8)      $   (102.0)
   Other comprehensive income:
        Translation adjustment..............        29.7              59.5              39.8             53.6
        Derivative hedging adjustment.......        (4.6)              1.5              (5.9)             1.4
                                            ------------------ ----------------   --------------  ----------------
   Comprehensive income (loss).............. $      (26.7)      $     66.2        $     (5.9)      $    (47.0)
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

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items for the three months and six months ended June 30, 2003 and 2002. Business segment information is presented below:


                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                       -----------------------------  ----------------------------------
                                                       -----------------------------  ----------------------------------
                                                             2003           2002            2003             2002
                                                       -------------- --------------  --------------- ------------------
Sales
  Terex Construction.................................  $     382.7    $     337.7     $       700.9   $       594.2
  Terex Cranes.......................................        273.0          136.4             510.9           271.5
   Terex Mining, Roadbuilding, Utility Products and
     Other ..........................................        202.9          193.9             392.6           356.2
  Terex Aerial Work Platforms........................        167.8            9.3             315.0            17.1
  Eliminations/Corporate.............................        (19.0)         (24.1)            (32.7)          (39.4)
                                                       -------------- --------------  --------------- ------------------
    Total............................................  $   1,007.4    $     653.2     $     1,886.7   $     1,199.6
                                                       ============== ==============  =============== ==================

Income (Loss) from Operations
  Terex Construction.................................  $      19.0    $      28.9         $    33.2   $        44.2
  Terex Cranes.......................................          1.5           12.3               8.3            19.6
  Terex Mining, Roadbuilding, Utility Products and

     Other...........................................        (74.3)           8.1             (69.5)           19.5
  Terex Aerial Work Platforms........................         21.4            0.2              37.2             0.4
  Eliminations/Corporate.............................         (4.1)          (2.3)             (6.4)           (3.6)

                                                       -------------- --------------  --------------- ------------------

    Total............................................  $     (36.5)   $      47.2         $     2.8   $        80.1

                                                       ============== ==============  =============== ==================


                                                            June 30,       December 31,
                                                             2003              2002
                                                       ---------------  ------------------
                                                       ---------------  ------------------
Identifiable Assets
  Terex Construction.................................  $  1,538.0       $     1,326.6
  Terex Cranes.......................................       953.3               937.9
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................       962.2               933.1
  Terex Aerial Work Platforms........................       447.0               469.9
  Corporate..........................................     2,340.4             1,895.8
  Eliminations.......................................    (2,668.1)           (1,937.6)
                                                       ---------------  ------------------
    Total............................................  $  3,572.8       $     3,625.7
                                                       ===============  ==================

NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note A, the Company's consolidated financial statements for the six months ended June 30, 2003 have been restated to increase the liability to participants in its deferred compensation plan by $5.3 as of June 30, 2003 based on the fair value of Terex common stock at that date.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------ ---------------
Net sales............................... $      52.4   $     365.3   $     644.1   $    (54.4)    $   1,007.4
  Cost of goods sold....................        45.7         343.6         560.4        (54.4)          895.3
                                         ------------- ------------- ------------- ------------ ---------------
Gross profit............................         6.7          21.7          83.7          ---           112.1
  Selling, general & administrative
  expenses..............................       (11.0)        (32.1)        (54.2)         ---           (97.3)
   Goodwill impairment..................         ---         (51.3)          ---          ---           (51.3)
                                         ------------- ------------- ------------- ------------ ---------------
Income (loss) from operations...........        (4.3)        (61.7)         29.5          ---           (36.5)
  Interest income.......................         0.2           2.2          (0.4)         ---             2.0
  Interest expense......................        (7.8)         (7.2)        (11.3)         ---           (26.3)
  Income (loss) from equity investees...       (53.3)          ---           ---         53.3             ---
  Loss on retirement of debt............        (1.9)          ---           ---          ---            (1.9)
  Other income (expense) - net..........        (1.7)         (0.1)         (1.2)         ---            (3.0)
                                         ------------- ------------- ------------- ------------ ---------------
Income (loss)from continuing operations
  before income  taxes  and  cumulative
  effect   of   change   in  accounting
  principle.............................       (68.8)        (66.8)         16.6         53.3           (65.7)
 Benefit  from (provision  for)  income
  taxes.................................        17.5          (0.4)         (3.8)         ---            13.3
                                         ------------- ------------- ------------- ------------ ----------------
Income (loss) from continuing operations
   and before cumulative effect of
   change in accounting principle.......       (51.3)        (67.2)         12.8         53.3           (52.4)
Income    (loss)    from   discontinued
   operations...........................        (0.5)        ---             1.1        ---               0.6
                                         ------------- ------------- ------------- ------------ ----------------

Income (loss) before  cumulative effect
   of change in accounting principle....       (51.8)        (67.2)         13.9         53.3           (51.8)

Cumulative    effect    of    change   in
  accounting principle..................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- ------------ ----------------

Net income (loss)....................... $     (51.8)  $     (67.2)  $      13.9   $     53.3     $     (51.8)
                                         ============= ============= ============= ============ ================

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      37.0   $     220.7   $      5.1    $    469.2    $    (78.8)   $     653.2
   Cost of goods sold...................        28.7         204.0          4.8         377.1         (78.0)         536.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         8.3          16.7          0.3          92.1          (0.8)         116.6
   Selling, general & administrative            (3.1)        (21.1)        (0.4)        (44.8)        ---            (69.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         5.2          (4.4)        (0.1)         47.3          (0.8)          47.2
  Interest income.......................         1.0         ---          ---             0.9         ---              1.9
  Interest expense......................        (1.8)         (6.2)        (0.7)        (13.4)        ---            (22.1)
  Income (loss) from equity investees...        32.6         ---          ---           ---           (32.6)         ---
  Other income (expense) - net..........       (20.1)         11.8        ---            (2.3)        ---            (10.6)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and cumulative
  effect of change in accounting
  principle.............................        16.9           1.2         (0.8)         32.5         (33.4)          16.4
 Provision for income taxes.............        (3.9)         (0.1)       ---            (1.3)        ---             (5.3)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  and before cumulative effect of change
  in accounting principle...............        13.0           1.1         (0.8)         31.2         (33.4)          11.1
Income    (loss)    from     discontinued
  operations............................        (7.8)        ---          ---             1.9         ---             (5.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------

Income (loss) before cumulative effect
   of change in accounting principle....         5.2           1.1         (0.8)         33.1         (33.4)           5.2
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $       5.2   $       1.1   $     (0.8)   $     33.1    $    (33.4)   $       5.2
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003
(in millions)
                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- --------------
Net sales............................... $      92.6   $     707.4   $   1,188.1   $   (101.4)    $   1,886.7
  Cost of goods sold....................        83.4         640.1       1,027.6       (101.4)        1,649.7
                                         ------------- ------------- ------------- -------------- --------------
Gross profit............................         9.2          67.3         160.5        ---             237.0
  Selling,   general   &   administrative
  expenses..............................       (15.0)        (62.5)       (105.4)       ---            (182.9)
   Goodwill impairment..................       ---           (51.3)        ---          ---             (51.3)
                                         ------------- ------------- ------------- -------------- --------------
Income (loss) from operations...........        (5.8)        (46.5)         55.1        ---               2.8
  Interest income.......................         0.5           2.4           0.7        ---               3.6
  Interest expense......................       (14.6)        (13.7)        (23.5)       ---             (51.8)
  Income (loss) from equity investees...       (35.0)        ---           ---           35.0           ---
  Loss on retirement of debt............        (1.9)        ---           ---          ---              (1.9)
  Other income (expense) - net..........        (3.5)         (0.9)          1.7        ---              (2.7)
                                         ------------- ------------- ------------- -------------- --------------
Income (loss) from continuing  operations
  before  income  taxes  and   cumulative
  effect   of   change   in    accounting
  principle.............................       (60.3)        (58.7)         34.0         35.0           (50.0)
 Benefit  from   (provision  for)  income
  taxes.................................        22.8          (3.6)        (10.3)       ---               8.9
                                         ------------- ------------- ------------- -------------- --------------
Income (loss) from continuing  operations
   and   before   cumulative   effect  of
   change in accounting principle.......       (37.5)        (62.3)         23.7         35.0           (41.1)
Income    (loss)    from     discontinued
   operations...........................        (2.3)        ---             3.6        ---               1.3
                                         ------------- ------------- ------------- -------------- --------------
Income (loss) before  cumulative effect
   of change in accounting principle....       (39.8)        (62.3)         27.3         35.0           (39.8)
Cumulative    effect    of    change   in
  accounting principle .................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -------------- --------------
Net income (loss)....................... $     (39.8)  $     (62.3)  $      27.3   $     35.0           (39.8)
                                         ============= ============= ============= ============== ==============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      74.4   $     434.4   $     11.0    $    827.4    $   (147.6)   $   1,199.6
   Cost of goods sold...................        63.8         387.7         10.3         679.2        (147.6)         993.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................        10.6          46.7          0.7         148.2         ---            206.2
   Selling, general & administrative
     expenses ..........................        (7.0)        (39.6)        (0.8)        (78.7)        ---           (126.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         3.6           7.1         (0.1)         69.5         ---             80.1
  Interest income.......................         1.3         ---          ---             1.4         ---              2.7
  Interest expense......................       (12.3)         (8.5)        (1.4)        (21.6)        ---            (43.8)
  Income (loss) from equity investees...       (58.2)        ---          ---           ---            58.2          ---
  Other income (expense) - net..........       (20.8)         11.6        ---            (2.8)        ---            (12.0)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss)from continuing operations
   before income taxes and cumulative
   effect of change in accounting
   principle............................        (86.4)         10.2         (1.5)         46.5          58.2           27.0
  Benefit  from  (provision for) income
taxes...................................        (5.5)         (0.1)       ---            (3.1)        ---             (8.7)
                                         ------------- ------------- ------------- ------------- ------------- -------------
 Income (loss) from continuing
  operations  before cumulative effect
  of change in accounting principle.....       (91.9)         10.1         (1.5)         43.4          58.2           18.3
Income    (loss)    from   discontinued
operations..............................       (10.1)        ---          ---             3.2         ---             (6.9)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before cumulative effect
   of change in accounting principle....      (102.0)         10.1         (1.5)         46.6          58.2           11.4
Cumulative    effect    of   change  in
   accounting principle ................       ---           (18.4)       ---           (95.0)        ---           (113.4)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $    (102.0)  $      (8.3)  $     (1.5)   $    (48.4)   $     58.2    $    (102.0)
                                         ============= ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2003
 (in millions)


                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ---------------------------
Assets
   Current assets
     Cash and cash equivalents.......... $     127.1   $       7.2   $    286.1    $    ---      $     420.4
     Trade receivables - net............        22.0         178.7        360.4         ---            561.1
     Intercompany receivables...........        19.9          16.7         40.5         (77.1)         ---
     Net inventories....................        64.3         282.0        588.4          20.5          955.2
     Other current assets...............        70.4          41.2        125.7         ---            237.3
                                         ------------- ------------- ------------- ---------------------------
       Total current assets.............       303.7         525.8      1,401.1         (56.6)       2,174.0
   Property, plant & equipment - net....         8.7         117.1        188.1         ---            313.9
   Investment in and advances to

     (from)   subsidiaries..............       782.5        (367.8)      (364.2)        (50.5)         ---
   Goodwill - net.......................        (9.7)        247.7        363.1         ---            601.1
   Other assets - net...................       131.4         163.9        188.5         ---            483.8
                                         ------------- ------------- ------------- ---------------------------

Total assets............................ $   1,216.6   $     686.7   $  1,776.6    $   (107.1)   $   3,572.8
                                         ============= ============= ============= ===========================
Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current portion
       of long-term debt................ $       0.4   $      38.2   $     31.1    $    ---      $      69.7
     Trade accounts payable.............        32.1         137.7        407.8         ---            577.6
     Intercompany payables..............        28.1          22.4         26.6         (77.1)         ---
     Accruals    and    other   current
       liabilities......................        35.7          97.8        312.8         ---            446.3
                                         ------------- ------------- ------------- ---------------------------
       Total current liabilities........        96.3         296.1        778.3         (77.1)       1,093.6
   Long-term debt less current portion..       282.6         374.3        740.1         ---          1,397.0
   Other long-term liabilities..........        61.9          49.7        194.8         ---            306.4
   Stockholders' equity (deficit).......       775.8         (33.4)        63.4         (30.0)         775.8
                                         ------------- ------------- ------------- ---------------------------
Total liabilities and stockholders'
   equity (deficit)..................... $   1,216.6   $     686.7   $  1,776.6    $   (107.1)   $   3,572.8
                                         ============= ============= ============= ===========================

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
                                         ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
(in millions)
                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ---------------
Net cash provided by (used in)
  operating activities ................. $      47.5   $      17.0   $     119.9   $    ---       $     184.4
                                         ------------- ------------- ------------- ------------- ---------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................       ---            (8.7)        ---          ---              (8.7)
  Capital expenditures..................        (0.7)         (2.8)        (10.6)       ---             (14.1)
  Proceeds from sale of assets..........       ---             1.6           1.9        ---               3.5
                                         ------------- ------------- ------------- ------------- ---------------
     Net cash provided by (used in)
     investing activities...............        (0.7)         (9.9)         (8.7)       ---             (19.3)
                                         ------------- ------------- ------------- ------------- ---------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt.......................       (51.5)         (0.5)         (1.0)       ---             (53.0)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---            (2.0)        (34.5)       ---             (36.5)
  Payment of premium on early retirement
   of debt..............................        (2.2)        ---           ---                           (2.2)
  Other.................................       ---            (3.6)        (12.8)       ---             (16.4)
                                         ------------- ------------- ------------- ------------- ---------------
    Net cash provided by (used in)
     financing activities...............       (53.7)         (6.1)        (48.3)       ---            (108.1)
                                         ------------- ------------- ------------- ------------- ---------------
Effect of exchange rates on cash and           ---           ---            11.2        ---              11.2
  cash equivalents......................
                                         ------------- ------------- ------------- ------------- ---------------
Net (decrease) increase in cash and cash        (6.9)          1.0          74.1        ---              68.2
  equivalents...........................
Cash and cash equivalents, beginning of
  period................................       134.0           6.2         212.0        ---             352.2
                                         ------------- ------------- ------------- ------------- ---------------
Cash and cash equivalents, end of period $     127.1   $       7.2   $     286.1   $    ---       $     420.4
                                         ============= ============= ============= ============= ===============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(in millions)
                                              Terex      Wholly-owned      PPM       Non-guarantor Intercompany   Consolidated
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations
                                           ----------------------------------------- ------------- ------------- --------------
Net cash provided by (used in)
   operating activities.................   $   (137.4)     $   (0.7)    $  ---        $   146.7      $  ---        $     8.6
                                           ------------- ------------- ------------- ------------- ------------- --------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................         (7.3)        ---          ---            (82.2)        ---            (89.5)
   Capital expenditures.................        ---            (2.8)       ---             (7.3)        ---            (10.1)
   Proceeds from sale of assets.........        ---             2.3        ---              0.3         ---              2.6
                                           ------------- ------------- ------------- ------------- ------------- --------------
       Net cash provided by (used in)
         investing activities...........         (7.3)         (0.5)       ---            (89.2)        ---            (97.0)
                                           ------------- ------------- ------------- ------------- ------------- --------------
Financing activities
   Issuance of common stock ............        113.3         ---          ---            ---           ---            113.3
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           ---          ---            ---           ---            ---
   Principal borrowings (repayments) of
      long-term debt....................        ---           ---          ---              0.7         ---              0.7
   Net borrowings (repayments) under
     revolving line of credit agreements        ---            (1.1)       ---              1.3         ---              0.2
   Other................................        ---           ---          ---             (0.4)        ---             (0.4)
                                           ------------- ------------- ------------- ------------- ------------- --------------
      Net cash provided by (used in)
        financing activities............        113.3          (1.1)       ---              1.6         ---            113.8
                                           ------------- ------------- ------------- ------------- ------------- --------------
Effect of exchange rates on cash and
   cash equivalents.....................        ---           ---          ---              5.1         ---              5.1
                                           ------------- ------------- ------------- ------------- ------------- --------------
Net increase (decrease) in cash and cash
   equivalents..........................        (31.4)         (2.3)       ---             64.2         ---             30.5
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1          102.2         ---            250.4
                                           ------------- ------------- ------------- ------------- ------------- --------------
Cash and cash equivalents,
   end of period........................   $    112.8    $      1.6    $     0.1     $    166.4    $    ---      $     280.9
                                           ============= ============= ============= ============= ============= ==============

NOTE Q - SUBSEQUENT EVENT

On December 10, 2003 the Company announced it had terminated its discussions with Caterpillar regarding the sale of its mining truck business to Caterpillar and that the Company will not acquire Caterpillar's mining shovel intellectual property. The Company will report the results of its mining business as a continuing operation in its Annual Report on Form 10-K for the year ending December 31, 2003.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Restatement

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

The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles required the Company to record an obligation to Plan participants invested in Terex common stock at the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements as of and for the three and six months ended June 30, 2003 have been restated to record the fair value of the Company's obligations to Plan participants invested in Terex common stock. As the Company has acquired shares equal to its obligation to Plan participants, there is no cash impact associated with this amendment.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to the Plan and the related income tax effect. The
Company has not updated the information contained herein for events and transactions occurring subsequent to August 13, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company's financial statements as described above

Results of Operations


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

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

The table below is a comparison of net sales, gross profit, selling, general and administrative expenses, and income from operations, by segment, for the three months ended June 30, 2003 and 2002.

                                                       Three Months Ended
                                                              June 30,
                                                     ---------------------------   Increase
                                                         2003          2002       (Decrease)
                                                     ------------- ------------- --------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    382.7    $    337.7    $      45.0
   Terex Cranes......................................     273.0         136.4          136.6
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................     202.9         193.9            9.0
   Terex Aerial Work Platforms.......................     167.8           9.3          158.5
   Eliminations/Corporate............................     (19.0)        (24.1)           5.1
                                                     ------------- ------------- --------------
     Total...........................................$  1,007.4    $    653.2    $     354.2
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Construction................................$     53.3    $     61.1    $      (7.8)
   Terex Cranes......................................      21.8          21.7            0.1
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................       1.5          32.9          (31.4)
   Terex Aerial Work Platforms.......................      35.4           0.8           34.6
   Eliminations/Corporate............................       0.1           0.1          ---
                                                     ------------- ------------- --------------
     Total...........................................$    112.1    $    116.6    $      (4.5)
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     34.3    $     32.2    $       2.1
   Terex Cranes......................................      20.3           9.4           10.9
   Terex Mining, Roadbuilding, Utility Products and

     Other...........................................      24.5          24.8           (0.3)
   Terex Aerial Work Platforms.......................      14.0           0.6           13.4
   Eliminations/Corporate............................       4.2           2.4            1.8
                                                     ------------- ------------- --------------
     Total...........................................$     97.3    $     69.4    $      27.9
                                                     ============= ============= ==============

GOODWILL IMPAIRMENT
   Terex Construction................................$    ---      $    ---      $     ---
   Terex Cranes......................................     ---           ---            ---
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................      51.3         ---             51.3
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Eliminations/Corporate............................     ---           ---            ---
                                                     ------------- ------------- --------------
     Total...........................................$     51.3    $    ---      $      51.3

                                                     ============= ============= ==============

 INCOME (LOSS) FROM OPERATIONS
   Terex Construction................................$     19.0    $     28.9    $      (9.9)
   Terex Cranes......................................       1.5          12.3          (10.8)
   Terex Mining,  Roadbuilding,  Utility Products and
     Other...........................................     (74.3)          8.1          (82.4)
   Terex Aerial Work Platforms.......................      21.4           0.2           21.2
   Eliminations/Corporate............................      (4.1)         (2.3)          (1.8)
                                                     ------------- ------------- --------------
     Total...........................................$    (36.5)   $     47.2    $     (83.7)
                                                     ============= ============= ==============

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


Selling, general and administrative expenses for the three months ended June 30, 2003 totaled $97.3 million, an increase of $27.9 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery increased selling, general and administrative expense by $25.5 million in the second quarter of 2003. Included in the selling, general and administrative expense for the second quarter of 2003 is a charge of $2.3 million. This charge is related to the closure of a facility in the Terex Cranes segment as well as cost related to product line rationalization in the Roadbuilding businesses. Also included in selling, general and administrative expenses for the three months ended June 30, 2003 is a $4.5 million expense related to the Company's deferred compensation plan as a result of the increase in the price of its common stock in the quarter.

Income (loss) from operations for the three months ended June 30, 2003 was a loss of $36.5 million, a decrease of $83.7 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery increased income from operations by $27.5 million when compared to the comparable period in 2002. A goodwill impairment charge of $51.3 million was recorded in the Roadbuilding business in the second quarter of 2003. Additionally, a charge of $40.3 million is included in income from operations in the second quarter of 2003 for facility closure costs and the costs to bring inventory levels in line with demand in the Roadbuilding businesses. Income from operations in the second quarter of 2003 was negatively impacted by performance in the North American crane business, the articulated truck business and the Roadbuilding businesses.


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

Income Taxes


During the three months ended June 30, 2003, the Company recognized a benefit from income taxes of $13.3 million on a loss from continuing operations before income taxes of $65.7 million, an effective rate of 20%, as compared to income tax expense of $5.3 million on income from continuing operations of $16.4 million, an effective rate of 32%, in the prior year period. These effective tax rates differ from previous periods primarily due to a goodwill impairment charge that is non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.


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

                                                         Six Months Ended
                                                              June 30,
                                                     ----------------------------  Increase
                                                         2003          2002       (Decrease)
                                                     ------------- ----------------------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    700.9    $    594.2    $     106.7
   Terex Cranes......................................     510.9         271.5          239.4
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................     392.6         356.2           36.4
   Terex Aerial Work Platforms.......................     315.0          17.1          297.9
   Eliminations/Corporate............................     (32.7)        (39.4)           6.7
                                                     ------------- ------------- --------------
     Total...........................................$  1,886.7    $  1,199.6    $     687.1
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Construction................................$     95.0    $    100.3    $      (5.3)
   Terex Cranes......................................      49.0          38.5           10.5
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      28.3          65.6          (37.3)
   Terex Aerial Work Platforms.......................      64.9           1.6           63.3
   Eliminations/Corporate............................      (0.2)          0.2           (0.4)
                                                     ------------- ------------- --------------
     Total...........................................$    237.0    $    206.2    $      30.8
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     61.8    $     56.1    $       5.7
   Terex Cranes......................................      40.7          18.9           21.8
   Terex Mining, Roadbuilding, Utility Products

     and Other.......................................      46.5          46.1            0.4
   Terex Aerial Work Platforms.......................      27.7           1.2           26.5
   Eliminations/Corporate............................       6.2           3.8            2.4

                                                     ------------- ------------- --------------

     Total...........................................$    182.9    $    126.1    $      56.8

                                                     ============= ============= ==============


GOODWILL IMPAIRMENT
   Terex Construction................................$    ---      $    ---      $     ---
   Terex Cranes......................................     ---           ---            ---
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      51.3         ---             51.3
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Eliminations/Corporate............................     ---           ---            ---
                                                     ------------- ------------- --------------
     Total...........................................$     51.3    $    ---      $      51.3
                                                     ============= ============= ==============


 INCOME (LOSS) FROM OPERATIONS
   Terex Construction................................$     33.2    $     44.2    $     (11.0)
   Terex Cranes......................................       8.3          19.6          (11.3)
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................     (69.5)         19.5          (89.0)
   Terex Aerial Work Platforms.......................      37.2           0.4           36.8
   Eliminations/Corporate............................      (6.4)         (3.6)          (2.8)
                                                     ------------- ------------- --------------
     Total...........................................$      2.8    $     80.1    $     (77.3)
                                                     ============= ============= ==============

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


Selling, general and administrative expenses for the six months ended June 30, 2003 totaled $182.9 million, an increase of $56.8 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery added $51.0 million of selling, general and administrative expense when compared to the first six months of 2002.

Income (loss) from operations for the six months ended June 30, 2003 totaled $2.8 million, a reduction of $77.3 million when compared to the same period in 2002. This reduction in operating income is due primarily to the impact of the goodwill impairment charge of $51.3 million recorded in the Roadbuilding reporting unit in the six months ended June 30, 2003. The acquisitions of Demag, Genie, Commercial Body and Crane & Machinery added $49.3 million of income from operations when compared to the first six months of 2002.


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

Income Taxes


During the six months ended June 30, 2003, the Company recognized a benefit from income taxes of $8.9 million on a loss from continuing operations before income taxes of $50.0 million, an effective rate of 18%, as compared to income tax expense of $8.7 million on income from continuing operations before income taxes of $27.0 million, an effective rate of 32%, in the prior year period. A significant portion of the goodwill impairment charge is not deductible for income taxes and results in a change to the effective tax rate. These effective tax rates differ from previous periods primarily due to a goodwill impairment charge that is non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.


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


Income Taxes - At June 30, 2003 the Company had deferred tax assets of $205.0 million, net of valuation allowances. The benefit from income taxes was $6.8 million for the six months ended June 30, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.


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

EXHIBIT INDEX

12    Calculation of Ratio of Earnings to Fixed Charges.*

31.1 Chief    Executive     Officer     Certification     pursuant    to    Rule
     13a-14(a)/15d-14(a).*

31.2 Chief    Financial     Officer     Certification     pursuant    to    Rule
     13a-14(a)/15d-14(a).*

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

   * Exhibit filed with this document.