Form 10-Q/A
period 2003-09-30
TEREX CORP
filed 2004-03-12
CIK 97216

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


The Exhibit Index begins on page 55.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Amendment to the Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on September 30, 2003 (the "Guarantors") of the Company's $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), $200 million principal amount of 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes") and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note P to the Company's September 30, 2003 Condensed Consolidated Financial Statements included in this Amendment to the Quarterly Report.

                                         State or other
                                        jurisdiction of         I.R.S. employer
                                        incorporation or         identification
Grantor                                   organization               number
---------                               ----------------        ----------------
Amida Industries, Inc.                   South Carolina             57-0531390
Benford America, Inc.                       Delaware                76-0522879
BL-Pegson USA, Inc.                        Connecticut              31-1629830
Cedarapids, Inc.                              Iowa                  42-0332910
CMI Dakota Company                        South Dakota              46-0440642
CMI Terex Corporation                       Oklahoma                73-0519810
CMIOIL Corporation                          Oklahoma                73-1125438
Coleman Engineering, Inc.                   Tennessee               62-0949893
EarthKing, Inc.                             Delaware                06-1572433
Finlay Hydrascreen USA, Inc.               New Jersey               22-2776883
Fuchs Terex, Inc.                           Delaware                06-1570294
Genie Access Services, Inc.                Washington               91-2073567
Genie China, Inc.                          Washington               91-1973009
Genie Financial Services, Inc.             Washington               91-1712115
Genie Holdings, Inc.                       Washington               91-1666966
Genie Industries, Inc.                     Washington               91-0815489
Genie International, Inc.                  Washington               91-1975116
Genie Manufacturing, Inc.                  Washington               91-1499412
GFS Commercial LLC                         Washington                   n/a
GFS National, Inc.                         Washington               91-1959375
Go Credit Corporation                      Washington               91-1563427
Koehring Cranes, Inc.                       Delaware                06-1423888
Lease Servicing & Funding Corp.            Washington               91-1808180
O & K Orenstein & Koppel, Inc.              Delaware                58-2084520
Payhauler Corp.                             Illinois                36-3195008
Powerscreen Holdings USA Inc.               Delaware                61-1265609
Powerscreen International LLC               Delaware                61-1340898
Powerscreen North America Inc.              Delaware                61-1340891
Powerscreen USA, LLC                        Kentucky                31-1515625
PPM Cranes, Inc.                            Delaware                39-1611683
Product Support, Inc.                       Oklahoma                73-1488926
Royer Industries, Inc.                    Pennsylvania              24-0708630
Schaeff Incorporated                          Iowa                  42-1097891
Standard Havens, Inc.                       Delaware                43-0913249
Standard Havens Products, Inc.              Delaware                43-1435208
Telelect Southeast Distribution, Inc.       Tennessee               02-0560744
Terex Advance Mixer, Inc.                   Delaware                06-1444818
Terex Bartell, Inc.                         Delaware                34-1325948
Terex Cranes, Inc.                          Delaware                06-1513089
Terex Financial Services, Inc.              Delaware                45-0497096
Terex Mining Equipment, Inc.                Delaware                06-1503634
Terex Utilities, Inc.                       Delaware                04-3711918
Terex Utilities South, Inc.                 Delaware                74-3075523
Terex-RO Corporation                         Kansas                 44-0565380
Terex-Telelect, Inc.                        Delaware                41-1603748
The American Crane Corporation           North Carolina             56-1570091
Utility Equipment, Inc.                      Oregon                 93-0557703

PART I     FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements

           TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --
                  Three months and nine months ended September 30, 2003 and 2002......................................4
              Condensed Consolidated Balance Sheet - September 30, 2003 and December 31, 2002.........................5
              Condensed Consolidated Statement of Cash Flows --
                  Three months and nine months ended September 30, 2003 and 2002......................................6
              Notes to Condensed Consolidated Financial Statements -- September 30, 2003..............................7
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................35

SIGNATURES ..........................................................................................................54

EXHIBIT INDEX .......................................................................................................55

                                EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A ("Form 10-Q/A") of Terex Corporation (the "Company" or "Terex") is being filed to amend and restate certain items of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was filed with the SEC on November 13, 2003 ("Original Form 10-Q"). Terex maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. It has been the practice of the Plan to purchase shares of Terex common stock on an ongoing basis as participants contribute to the Terex common stock fund, in order to eliminate the risk associated with fluctuations in the price of Terex common stock.

The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles required the Company to record an obligation to Plan participants invested in Terex common stock at the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements as of and for the three months and nine months ended September 30, 2003 have been restated to record the fair value of the Company's obligations to Plan participants invested in Terex common stock. As the Company has acquired shares equal to its obligation to Plan participants, there is no cash impact associated with this amendment.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to the Plan and the related income tax effect. The
Company has not updated the information contained herein for events and transactions occurring subsequent to November 13, 2003, the filing date of the Original Form 10-Q, other then to reflect the restatement of the Company's financial statements as described above and except as disclosed in Note Q - "Subsequent Event," in the Notes to the Condensed Consolidated Financial Statements.

PART 1.  FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                        For the Three Months              For the Nine Months
                                                                         Ended September 30,               Ended September 30,
                                                                  ----------------------------------- -----------------------------
                                                                      (Restated                        (Restated -
                                                                     -See Note A)                      See Note A)
                                                                         2003              2002           2003              2002
                                                                  -----------------  ---------------- -------------  --------------

Net sales.........................................................$    872.3         $     644.0   $     2,759.0     $   1,843.6
Cost of goods sold................................................     743.5               556.8         2,393.2         1,550.2
                                                                  -----------------  ---------------- -------------  --------------
    Gross profit..................................................     128.8                87.2           365.8           293.4
Selling, general and administrative expenses......................     (85.8)              (51.5)         (268.7)         (177.6)
Goodwill impairment...............................................     ---                 ---             (51.3)          ---
                                                                  -----------------  ---------------- -------------  --------------
     Income from operations.......................................      43.0                35.7            45.8           115.8
Other income (expense):
     Interest income..............................................       1.6                 1.8             5.2             4.5
     Interest expense.............................................     (23.0)              (22.1)          (74.8)          (65.9)
     Loss on retirement of debt...................................     ---                  (2.4)           (1.9)           (2.4)
     Other income (expense) - net.................................      (1.9)                3.4            (4.6)           (8.6)
                                                                  -----------------  ---------------- -------------  --------------
     Income (loss) from continuing operations before income taxes       19.7                16.4           (30.3)           43.4
       and cumulative effect of change in accounting principle....
Benefit from (provision for) income taxes.........................      (5.6)               (5.1)            3.3           (13.8)
                                                                  -----------------  ---------------- -------------  --------------
     Income (loss) from continuing operations and before
      cumulative effect of change in accounting principle.........      14.1                11.3           (27.0)           29.6

Income (loss) from discontinued operations (net of income tax benefit (expense) of $(0.3), $0.6, $(0.7) and $3.9,
  respectively) ..................................................       0.8                (1.5)            2.1            (8.4)
                                                                  -----------------  ---------------- -------------  --------------
Income (loss) before cumulative effect of change in accounting
  principle.......................................................      14.9                 9.8           (24.9)           21.2

Cumulative effect of change in accounting principle (net of
  income tax expense of $1.0 in 2002).............................     ---                 ---             ---            (113.4)
                                                                  -----------------  ---------------- -------------  --------------
Net income (loss).................................................$     14.9         $       9.8      $    (24.9)    $     (92.2)
                                                                  =================  ================ =============  ==============
Per common share:
    Basic:
      Income (loss) from continuing operations....................$     0.29         $      0.25      $     (0.56)   $       0.71
      Income (loss) from discontinued operations..................      0.02               (0.03)            0.04           (0.20)
                                                                  -----------------  ---------------- -------------  --------------
      Income (loss) before cumulative effect of change in
       accounting principle.....................................        0.31                0.22            (0.52)           0.51
      Cumulative effect of change in accounting principle.......      ---                 ---              ---              (2.71)
                                                                  -----------------  ---------------- -------------  --------------
        Net income (loss).........................................$     0.31         $      0.22      $     (0.52)   $      (2.20)
                                                                  =================  ================ =============  ==============
    Diluted:
      Income (loss) from continuing operations....................$     0.28         $      0.25   $        (0.56)   $       0.70
      Income (loss) from discontinued operations..................      0.02               (0.03)            0.04           (0.20)
                                                                  -----------------  ---------------- -------------  --------------
      Income (loss) before cumulative effect of change in
       accounting principle.......................................      0.30                0.22            (0.52)           0.50
      Cumulative effect of change in accounting principle.......      ---                 ---              ---              (2.67)
                                                                  -----------------  ---------------- -------------  --------------
        Net income (loss).........................................$     0.30         $      0.22   $        (0.52)   $      (2.17)
                                                                  =================  ================ =============  ==============

Weighted average number of shares outstanding in per share calculation:
        Basic.....................................................      47.8                44.5            47.5            41.8
        Diluted...................................................      49.7                45.2            47.5            42.5

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)

                                                                                             (Restated -
                                                                                             See Note A)
                                                                                            September 30,      December 31,
                                                                                                2003               2002
                                                                                          ------------------ -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................ $         430.9     $       352.2
         Trade receivables (net of allowance of $25.0 at September 30, 2003
           and $19.6 at December 31, 2002)................................................           528.9             578.6
         Inventories......................................................................           963.9           1,106.3
         Other current assets.............................................................           301.9             184.0
                                                                                           ------------------- -----------------
             Total current assets.........................................................         2,225.6           2,221.1
    Long-term assets
         Property, plant and equipment....................................................           355.2             309.4
         Goodwill.........................................................................           605.1             622.9
         Deferred taxes...................................................................           226.2             153.5
         Other assets.....................................................................           342.1             318.8
                                                                                           ------------------- -----------------

    Total assets.......................................................................... $       3,754.2     $     3,625.7
                                                                                           =================== =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt.............................. $          95.1     $        74.1
         Trade accounts payable...........................................................           572.1             542.9
         Accrued compensation and benefits................................................            84.7              74.0
         Accrued warranties and product liability.........................................            86.8              86.0
         Other current liabilities........................................................           351.0             329.2
                                                                                           ------------------- -----------------
             Total current liabilities....................................................         1,189.7           1,106.2
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,389.0           1,487.1
         Other............................................................................           370.4             263.2

    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 49.8 and 48.6
           shares at September 30, 2003 and December 31, 2002, respectively...............             0.5               0.5
         Additional paid-in capital.......................................................           791.7             772.7
         Retained earnings................................................................            42.5              67.4
         Accumulated other comprehensive income (loss)....................................           (11.8)            (53.6)
         Less cost of shares of common stock in treasury - 1.2 shares at September 30,
           2003 and December 31, 2002.....................................................           (17.8)            (17.8)
                                                                                           ------------------- -----------------
             Total stockholders' equity...................................................           805.1             769.2
                                                                                           ------------------- -----------------

    Total liabilities and stockholders' equity............................................ $       3,754.2     $     3,625.7
                                                                                           =================== =================


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                                   ---------------------------
                                                                                     (Restated
                                                                                    -See Note A)
                                                                                        2003         2002
                                                                                   ---------------------------
 Operating Activities
    Net loss......................................................................  $     (24.9)   $    (92.2)
    Adjustments to reconcile net loss to cash provided by (used in) operating activities:
         Depreciation.............................................................         40.6          23.1
         Amortization.............................................................          9.5           6.0
         Impairment charges and asset write downs.................................         72.5         140.8
         Restructuring charges....................................................        ---             5.4
         Loss on retirement of debt...............................................          1.4           1.6
         Gain on sale of fixed assets.............................................         (2.4)         (0.3)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................         50.9         (45.8)
           Inventories............................................................        112.1         (61.4)
           Trade accounts payable.................................................          3.7          84.8
           Other, net.............................................................        (47.9)        (53.7)
                                                                                    -------------- -------------
              Net cash provided by operating activities...........................        215.5           8.3
                                                                                    -------------- -------------
 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (8.7)       (440.7)
    Capital expenditures..........................................................        (19.7)        (16.4)
    Proceeds from sale of assets..................................................          4.5           3.6
                                                                                    -------------- -------------
              Net cash used in investing activities...............................        (23.9)       (453.5)
                                                                                    -------------- -------------
 Financing Activities
    Proceeds from issuance of long-term debt, net of issuance costs...............        ---           572.0
    Principal repayments of long-term debt........................................        (54.5)       (218.1)
    Net borrowings (repayments) under revolving line of credit agreements.........        (43.5)         60.4
    Issuance of common stock......................................................        ---           113.3
    Payment of premium on early retirement of debt................................         (2.2)        ---
    Other.........................................................................        (26.0)         (1.3)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................       (126.2)        526.3
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         13.3           6.1
                                                                                    -------------- -------------

 Net Increase in Cash and Cash Equivalents........................................         78.7          87.2

 Cash and Cash Equivalents at Beginning of Period.................................        352.2         250.4
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     430.9    $    337.6
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

Restatement. The Company maintains a deferred compensation plan (the "Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of Terex common stock. The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles require the Company to adjust its obligation to Plan participants invested in Terex common stock to the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements have been restated to increase the liability to Plan participants by $4.6 as of September 30, 2003 based on the fair value of Terex common stock at that date.

The impact of the restatement on the restated components of the Company's consolidated balance sheet is as follows (in millions):


 September 30, 2003                                                                   As Originally       As Restated
                                                                                        Reported
----------------------------------------------------------------------------------  ------------------  ----------------
    Deferred Tax Assets............................................................       224.4                226.2
                                                                                     ------------------  ----------------
    Total assets...................................................................  $  3,752.4          $   3,754.2
                                                                                     ------------------  ----------------
    Other long term liabilities....................................................       365.8                370.4
    Retained earnings..............................................................        45.3                 42.5
    Total stockholders' equity.....................................................       807.9                805.1
                                                                                     ------------------  ----------------
    Total liabilities and stockholders' equity.....................................  $  3,752.4          $   3,754.2
                                                                                     ------------------  ----------------



For the Three Months Ended September 30, 2003                                       As Originally          As
                                                                                      Reported          Restated
--------------------------------------------------------------------------------  ------------------ ---------------
    Net Sales...................................................................   $    872.3          $     872.3
    Selling, general and administrative expenses................................        (86.5)               (85.8)
    Income from operations......................................................         42.3                 43.0
    Provision for income taxes..................................................         (5.3)                (5.6)
    Net income..................................................................   $     14.5          $      14.9

    Earnings per share - Net income.............................................   $      0.30         $       0.31
    Diluted earnings per share - Net income.....................................   $      0.29         $       0.30



                                                                                    As Originally          As
For the Nine Months Ended September 30, 2003                                          Reported          Restated
--------------------------------------------------------------------------------  ------------------ ---------------
    Net Sales...................................................................      2,759.0              2,759.0
    Selling, general and administrative expenses................................       (264.1)              (268.7)
    Income from operations......................................................         50.4                 45.8
    Benefit from income taxes...................................................          1.5                  3.3
    Net loss....................................................................   $    (22.1)               (24.9)

    Earnings per share - Net loss...............................................   $     (0.46)               (0.52)
    Diluted earnings per share - Net loss.......................................   $     (0.46)               (0.52)

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

The following table summarizes the changes in the aggregate product warranty liability:

                                                              Nine Months Ended
                                                              September 30, 2003
                                                             -------------------
                                                             -------------------
  Balance at beginning of period.............................$       59.1
  Business acquired...........................................        5.5
  Accruals for warranties issued during the period............       40.1
  Changes in estimates........................................       (0.8)
  Settlements during the period...............................      (45.4)
  Foreign exchange effect.....................................        2.7
                                                             -------------------
  Balance at end of period...................................$       61.2
                                                             ===================

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

                                                            For the Three Months Ended          For the Nine Months
                                                                   September 30,                Ended September 30,
                                                          ------------------------------  ------------------------------
                                                            ----------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                          --------------- --------------  -------------- ---------------
 Reported net income (loss)...............................  $   14.9       $   9.8         $   (24.9)      $  (92.2)

 Deduct: Total stock-based  employee  compensation expense
  determined  under  fair  value  based  methods  for  all
  awards, net of related income tax effects...............      (1.0)          (0.9)            (3.1)         (2.5)
                                                            ------------- --------------  -------------- ---------------

 Pro forma net income (loss)..............................  $   13.9       $   8.9         $   (28.0)      $  (94.7)
                                                            ============= ==============  ============== ===============

 Per common share:
  Basic:
     Reported net income (loss)...........................  $   0.31       $   0.22        $    (0.52)     $  (2.20)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $   0.29       $   0.20        $    (0.59)     $  (2.27)
                                                            ============= ==============  ============== ===============
  Diluted:
     Reported net income (loss)...........................  $   0.30       $   0.22        $    (0.52)     $  (2.17)
                                                            ============= ==============  ============== ===============
     Pro forma net income (loss)..........................  $   0.28       $   0.20        $    (0.59)     $  (2.23)
                                                            ============= ==============  ============== ===============


The fair value for these  options was  estimated  at the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                                For the Three Months            For the Nine Months
                                                                Ended September 30,             Ended September 30,
                                                           -----------------------------  ------------------------------
                                                           -----------------------------  ------------------------------
                                                                2003           2002             2003            2002
                                                           -------------- --------------  -------------- ---------------
   Dividend yields.........................................     0.0%           0.0%              0.0%         0.0%

   Expected volatility.....................................     52.82%         51.24%           52.82%        51.24%

   Risk-free interest rates................................     4.89%          5.42%             4.89%        5.42%

   Expected life (in years)................................     10.0           10.0              9.8          9.9

   Aggregate fair value of options granted................. $   0.6        $   0.4         $     5.2       $  8.3

   Weighted average fair value at date of grant for
    options granted........................................ $   13.24      $   13.60       $     7.99      $  15.16


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

                                               For the Three Months Ended          For the Nine Months
                                                      September 30,                Ended September 30,
                                             ------------------------------  ------------------------------
                                             ------------------------------  ------------------------------
                                                  2003            2002            2003             2002
                                             --------------  --------------  ------------- ----------------
   Net sales................................. $   34.0        $   30.1       $   123.8       $   102.7
   Income (loss) from operations............. $   1.4         $   (1.7)      $    3.6        $   (11.7)

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

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                         Pro Forma for the           Pro Forma for the
                                                         Three Months Ended          Nine Months Ended
                                                         September 30, 2002          September 30, 2002
                                                      ------------------------- --------------------------
Net sales............................................. $        754.4                    2,228.9
Income from operations................................ $         40.9                 $    125.1
Income from continuing operations before cumulative
  effect of change in accounting principle............ $          9.8                 $     18.8
Income from continuing operations before cumulative
  effect of change in accounting principle, per share:
    Basic............................................. $          0.21                $      0.42
    Diluted........................................... $          0.20                $      0.41

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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                   Terex Mining,
                                                                   Roadbuilding,      Terex
                                                                      Utility         Aerial
                                       Terex           Terex       Products and        Work
                                    Construction       Cranes      Other segment     Platforms      Total
                                  ---------------- ------------- --------------- --------------- -----------
Balance at December 31, 2002..... $      307.3     $     90.3    $       177.5    $      47.8    $    622.9

Acquisitions.....................        ---              3.5              8.8            7.6          19.9
Impairment.......................        ---            ---              (51.3)         ---           (51.3)
Foreign exchange effect..........         12.5            1.0              0.1          ---            13.6
                                  ---------------- ------------- --------------- --------------- -----------
Balance at September 30, 2003.... $      319.8     $     94.8    $       135.1    $      55.4    $    605.1
                                  ================ ============= =============== =============== =============

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

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:

                                             Employee
                                           Termination       Asset       Facility Exit
                                              Costs        Disposals       Costs             Other            Total
                                          ---------------  ------------  -------------   ---------------  --------------

       Accrued restructuring charges
         at December 31, 2002.......... $        9.7     $    ---      $       2.4     $        1.4      $    13.5
       Restructuring charges...........          5.2            6.2            0.4              1.1           12.9
       Cash expenditures...............        (11.8)          (1.0)          (0.3)            (1.1)         (14.2)
       Non-cash write-offs.............        ---             (5.2)          (0.1)           ---             (5.3)
                                          ---------------  ------------  -------------   ---------------  --------------
       Accrued   restructuring  charges
         at September 30, 2003......... $        3.1     $    ---      $       2.4     $        1.4      $     6.9
                                        ============================================== ================= ===============

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

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      Employee
                                     Termination        Asset       Facility
                                        Costs         Disposals    Exit Costs        Other            Total
                                    --------------   ------------  ------------  ---------------   -------------
Accrued restructuring charges at
  December 31, 2002...............$        5.1     $      ---    $        0.6  $          0.3    $         6.0
Restructuring charges.............       ---              ---           ---             ---              ---
Cash expenditures.................        (3.4)           ---           ---              (0.3)            (3.7)
Non-cash write-offs...............       ---              ---           ---             ---              ---
                                    --------------   ------------  ------------  ---------------   -------------

Accrued restructuring charges at
   September 30, 2003.............$        1.7     $      ---    $        0.6  $        ---      $         2.3
                                  ================ ============================================= ===============

These programs related to the Demag and Genie acquisitions are expected to reduce annual operating costs by approximately $8 in the aggregate in 2004.

NOTE G -- INVENTORIES

Inventories consist of the following:

                                                                September 30,      December 31,
                                                                     2003              2002
                                                               -----------------  ----------------
Finished equipment............................................  $      370.1     $       437.2
Replacement parts.............................................         183.4             225.0
Work-in-process...............................................         213.9             225.5
Raw materials and supplies....................................         196.5             218.6
                                                                ----------------  ----------------
Inventories...................................................  $      963.9          $1,106.3
                                                                ================  ================

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                September 30,      December 31,
                                                                     2003              2002
                                                               ----------------- -----------------
Property......................................................  $       49.5     $        43.0
Plant.........................................................         208.0             173.4
Equipment.....................................................         235.4             197.6
                                                                ---------------- -----------------
                                                                       492.9             414.0
Less:  Accumulated depreciation...............................        (137.7)           (104.6)
                                                                ---------------- -----------------
Net property, plant and equipment.............................  $      355.2     $       309.4
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

NOTE L-- EARNINGS PER SHARE

                                                              Three Months Ended September 30,
                                                            (in millions, except per share data)
                                          -------------------------------------------------------------------------
                                                       2003                                2002
                                          -------------------------------------------------------------------------
                                                                    Per-Share                            Per-Share
                                            Income        Shares      Amount       Income      Shares      Amount
                                           ------------ ----------------------- ----------- ---------- ------------
 Basic earnings per share
  Income (loss) from continuing
   operations before cumulative effect of
   change in accounting principle.........  $    14.1        47.8    $    0.29   $    11.3        44.5    $    0.25

Effect of dilutive securities:
 Stock Options...........................      ---           1.0                    ---           0.6
 Shares held by deferred
   compensation plan.....................      ---           0.6                    ---         ---
 Contingently issuable shares for
   acquisitions..........................      ---           0.3                    ---           0.1
                                            ----------- ------------               --------- ------------

Income (loss) from continuing operations
 before cumulative effect of change in
 accounting principle - diluted...........  $    14.1        49.7    $    0.28   $    11.3        45.2    $    0.25
                                            =========== ============ =========== =========== ============ ===========

                                                              Nine Months Ended September 30,
                                                             (in millions, except per share data)
                                           -------------------------------------------------------------------------
                                                         2003                                2002
                                           -------------------------------------------------------------------------
                                                                   Per-Share                            Per-Share
                                             Income      Shares      Amount       Income      Shares      Amount
                                           ------------------------------------ ----------- ----------- ------------
Basic earnings per share
 Income (loss) from continuing
  operations before cumulative effect of
  change in accounting principle.........  $   (27.0)       47.5    $   (0.56)  $    29.6        41.8    $    0.71
 Shares held by deferred
  compensation plan..................            ---         ---                      ---         ---
Effect of dilutive securities
 Stock Options...........................        ---         ---                      ---         0.7

 Contingently issuable shares for
  acquisitions...........................        ---         ---                      ---         ---
                                            ------------ -----------             ---------- ------------
Income (loss) from continuing operations
  before cumulative effect of change   in
  accounting principle - diluted..........  $  (27.0)       47.5     $  (0.56)   $   29.6        42.5     $   0.70
                                            ============ =========== =========== =========== ============ ===========


Had the Company recognized income (versus a loss) from continuing operations before cumulative effect of change in accounting principle in the nine months ended September 30, 2003, incremental shares attributable to (i) the assumed exercise of outstanding stock options and (ii) the effect of Common Stock to be issued at September 30, 2003 for the Company's contingent obligation to make additional payments for the acquisition of Genie, and (iii) the effect of common stock held by the Company's deferred compensation plan would have increased diluted shares outstanding by 0.8 million and 0.4 million and 0.6 million shares, respectively.

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

                                                   For the Three Months                 For the Nine Months
                                                   Ended September 30,                  Ended September 30,
                                            -----------------------------------   --------------------------------
                                                  2003              2002              2003             2002
                                            ------------------ ----------------   --------------  ----------------
   Net income (loss)........................ $      14.9        $      9.8        $    (24.9)      $    (92.2)
   Other comprehensive income:
        Translation adjustment..............       (15.9)            (10.5)             23.9             43.1
        Derivative hedging adjustment.......         5.2               1.1              (0.7)             2.5
        Debt and equity securities
          adjustment........................       ---                (3.4)            ---               (3.4)
                                            ------------------ ----------------   --------------  ----------------
   Comprehensive income (loss).............. $        4.2       $     (3.0)       $     (1.7)      $    (50.0)
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

Included in Eliminations/Corporate are the eliminations among the four segments, as well as general and corporate items for the three months and nine months ended September 30, 2003 and 2002. Business segment information is presented below:

                                                           For the Three Months             For the Nine Months
                                                            Ended September 30,             Ended September 30,
                                                       ---------------------------- ------------------------------------
                                                             2003           2002            2003             2002
                                                       -------------- ------------- ----------------- ------------------
Sales
  Terex Construction.................................  $     307.2    $     305.4     $     1,008.1   $       899.6
  Terex Cranes.......................................        234.1          177.4             745.0           448.9
   Terex Mining, Roadbuilding, Utility Products and
     Other ..........................................        194.7          174.8             587.3           531.0
  Terex Aerial Work Platforms........................        136.3           30.5             451.3            47.6
  Eliminations/Corporate.............................        ---            (44.1)            (32.7)          (83.5)
                                                       -------------- ------------- ----------------- ------------------
    Total............................................  $     872.3    $     644.0     $     2,759.0   $     1,843.6
                                                       ============== ============= ================= ==================

Income (Loss) from Operations
  Terex Construction.................................  $      14.6    $      14.3     $        47.8   $        58.5
  Terex Cranes.......................................          5.4            8.4              13.7            28.0
  Terex Mining, Roadbuilding, Utility Products and
     Other...........................................          7.3            9.9             (62.2)           29.4
  Terex Aerial Work Platforms........................         16.5            1.1              53.7             1.5
  Eliminations/Corporate.............................         (0.8)           2.0              (7.2)           (1.6)
                                                       -------------- ------------- ----------------- ------------------
    Total............................................  $      43.0    $      35.7     $        45.8   $       115.8
                                                       ============== ============= ================= ==================


                                                           September 30,       December 31,
                                                               2003                2002
                                                       ------------------- -------------------
Identifiable Assets
  Terex Construction...................................$   1,429.9         $     1,326.6
  Terex Cranes.........................................      922.0                 937.9
   Terex Mining, Roadbuilding, Utility Products
     and Other.........................................    1,109.0                 933.1
  Terex Aerial Work Platforms..........................      499.7                 469.9
  Corporate............................................    2,038.2               1,895.8
  Eliminations.........................................   (2,246.4)             (1,937.6)
                                                       ------------------- -------------------
    Total..............................................$   3,752.4         $     3,625.7
                                                       =================== ===================


NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

As discussed in Note A, the Company's consolidated financial statements for the nine months ended September 30, 2003 have been restated to increase the liability to participants in its deferred compensation plan by $4.6 as of September 30, 2003 based on the fair value of Terex common stack at that date.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -----------------------------
Net sales............................... $      50.9   $     316.4   $     549.2   $    (44.2)    $     872.3
  Cost of goods sold....................        47.2         308.3         432.2        (44.2)          743.5
                                         ------------- ------------- ------------- -----------------------------
Gross profit............................         3.7           8.1         117.0        ---             128.8
  Selling,   general   &   administrative       (3.6)        (30.1)        (52.1)       ---             (85.8)
expenses................................
   Goodwill impairment..................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -----------------------------
Income (loss) from operations...........         0.1         (22.0)         64.9        ---              43.0
  Interest income.......................         0.3          (0.2)          1.5         --               1.6
  Interest expense......................       (21.1)          0.1          (2.0)       ---             (23.0)
  Income (loss) from equity investees...        54.6         ---           ---          (54.6)          ---
  Loss on retirement of debt............       ---           ---           ---          ---             ---
  Other income (expense) - net..........       (10.4)          8.0           0.5        ---              (1.9)
                                         ------------- ------------- ------------- -----------------------------
Income (loss) from continuing  operations       23.5         (14.1)         64.9        (54.6)           19.7
  before  income  taxes  and   cumulative
  effect   of   change   in    accounting
  principle.............................
 Benefit  from   (provision  for)  income       (7.2)         (0.2)          1.8        ---              (5.6)
taxes...................................
                                         ------------- ------------- ------------- -----------------------------
Income (loss) from continuing operations        16.3         (14.3)         66.7        (54.6)           14.1
   and before cumulative effect of
   change in accounting principle.......
Income    (loss)    from     discontinued
   operations...........................        (1.4)        ---             2.2        ---               0.8
                                         ------------- ------------- ------------- -----------------------------
Income (loss) before  cumulative effect         14.9         (14.3)         68.9        (54.6)           14.9
   of change in accounting principle....
Cumulative    effect    of    change   in
  accounting principle..................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -----------------------------
Net income (loss)....................... $      14.9   $     (14.3)  $      68.9   $    (54.6)    $      14.9
                                         ============= ============= ============= =============================


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net sales............................... $      36.1   $     279.5   $      5.0    $    231.9    $     91.5    $     644.0
   Cost of goods sold...................        32.8         251.8          4.3         176.4          91.5          556.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
Gross profit............................         3.3          27.7          0.7          55.5         ---             87.2
   Selling, general & administrative            (0.9)        (23.9)        (0.4)        (26.3)        ---            (51.5)
     expenses
   Goodwill impairment..................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........         2.4           3.8          0.3          29.2         ---             35.7
  Interest income.......................         1.1         ---          ---             0.7         ---              1.8
  Interest expense......................        (5.6)         (3.7)        (0.1)        (12.7)        ---            (22.1)
  Income (loss) from equity investees...        13.3         ---          ---           ---           (13.3)         ---
  Loss of retirement of debt............        (1.3)        ---           (1.1)        ---           ---             (2.4)
  Other income (expense) - net..........         3.6         (22.5)       ---            22.3         ---              3.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations        13.5         (22.4)        (0.9)         39.5         (13.3)          16.4
  before income taxes and cumulative
  effect of change in accounting
  principle.............................
 Provision for income taxes.............        (1.5)         (1.1)         0.4          (2.9)        ---             (5.1)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations        12.0         (23.5)        (0.5)         36.6         (13.3)          11.3
  and before cumulative effect of change
  in accounting principle...............
Income    (loss)    from     discontinued
operations..............................        (2.2)        ---          ---             0.7         ---             (1.5)
                                         ------------- ------------- ------------- ------------- ------------- -------------
Income (loss) before cumulative effect           9.8         (23.5)        (0.5)         37.3         (13.3)           9.8
   of change in accounting principle....
Cumulative effect of change in
   accounting principle.................       ---           ---          ---           ---           ---            ---
                                         ------------- ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $       9.8   $     (23.5)  $     (0.5)   $     37.3    $    (13.3)   $       9.8
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(in millions)


                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -----------------------------
Net sales............................... $     143.5   $   1,023.8   $   1,737.3   $   (145.6)    $   2,759.0
  Cost of goods sold....................       130.6         948.4       1,459.8       (145.6)        2,393.2
                                         ------------- ------------- ------------- -----------------------------
Gross profit............................        12.9          75.4         277.5        ---             365.8
  Selling,   general   &   administrative      (18.6)        (92.6)       (157.5)       ---            (268.7)
expenses................................
   Goodwill impairment..................       ---           (51.3)        ---          ---             (51.3)
                                         ------------- ------------- ------------- -----------------------------
Income (loss) from operations...........        (5.7)        (68.5)        120.0        ---              45.8
  Interest income.......................         0.8           2.2           2.2        ---               5.2
  Interest expense......................       (35.7)        (13.6)        (25.5)       ---             (74.8)
  Income (loss) from equity investees...        19.6         ---           ---          (19.6)          ---
  Loss on retirement of debt............        (1.9)        ---           ---          ---              (1.9)
  Other income (expense) - net..........       (13.9)          7.1           2.2        ---              (4.6)
                                         ------------- ------------- ------------- -----------------------------
Income (loss) from continuing  operations      (36.8)        (72.8)         98.9        (19.6)          (30.3)
  before  income  taxes  and   cumulative
  effect   of   change   in    accounting
  principle.............................
 Benefit  from   (provision  for)  income       15.6          (3.8)         (8.5)       ---               3.3
taxes...................................
                                         ------------- ------------- ------------- -----------------------------
Income (loss) from continuing  operations      (21.2)        (76.6)         90.4        (19.6)          (27.0)
   and   before   cumulative   effect  of
   change in accounting principle.......
Income    (loss)    from     discontinued
   operations...........................        (3.7)        ---             5.8        ---               2.1
                                         ------------- ------------- ------------- -----------------------------
Income (loss) before  cumulative effect        (24.9)        (76.6)         96.2        (19.6)          (24.9)
   of change in accounting principle....
Cumulative    effect    of    change   in
  accounting principle .................       ---           ---           ---          ---             ---
                                         ------------- ------------- ------------- -----------------------------
Net income (loss)....................... $     (24.9)  $     (76.6)  $      96.2   $    (19.6)          (24.9)
                                         ============= ============= ============= =============================


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
                                         ============= ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2003
 (in millions)


                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ---------------------------
Assets
   Current assets
     Cash and cash equivalents.......... $     122.1   $       5.4   $    303.4    $    ---      $     430.9
     Trade receivables - net............        18.4         152.0        358.5         ---            528.9
     Intercompany receivables...........        12.6          18.4         11.8         (42.8)         ---
     Net inventories....................        59.5         280.7        605.0          18.7          963.9
     Other current assets...............        71.0          38.1        192.8         ---            301.9
                                         ------------- ------------- ------------- ---------------------------
       Total current assets.............       283.6         494.6       1471.5         (24.1)       2,225.6
   Property, plant & equipment - net....         8.3         105.8        241.1         ---            355.2
   Investment in and advances to
     (from)   subsidiaries..............       841.4        (367.5)      (367.6)       (106.3)         ---
   Goodwill - net.......................        (9.8)        249.8        365.1                        605.1
                                                                                        ---
   Other assets - net...................       128.7         228.7        210.9         ---            568.3
                                         ------------- ------------- ------------- ---------------------------

Total assets............................ $   1,252.2   $     711.4   $  1,921.0    $   (130.4)   $   3,754.2
                                         ============= ============= ============= ===========================

Liabilities   and    stockholders' equity
   (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.1   $      32.1   $     62.9    $    ---      $      95.1
     Trade accounts payable.............        30.0         128.6        413.5         ---            572.1
     Intercompany payables..............        28.9          23.4         (9.5)        (42.8)         ---
     Accruals    and    other     current       46.7          96.3        379.5         ---            522.5
       liabilities......................
                                         ------------- ------------- ------------- ---------------------------
       Total current liabilities........       105.7         280.4        846.4         (42.8)       1,189.7
   Long-term debt less current portion..       279.3         375.5        734.2         ---          1,389.0
   Other long-term liabilities..........        62.1         103.2        205.1         ---            370.4
   Stockholders' equity (deficit).......       805.1         (47.7)       135.3         (87.6)         805.1
                                         ------------- ------------- ------------- ---------------------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,252.2   $     711.4   $  1,921.0    $   (130.4)   $   3,754.2
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
                                         ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(in millions)
                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -----------------------------
Net cash provided by (used in)
  operating activities                   $      44.2   $      23.4   $     147.9   $    ---       $     215.5
                                         ------------- ------------- ------------- -----------------------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................       ---            (8.7)        ---          ---              (8.7)
  Capital expenditures..................        (0.9)         (3.5)        (15.3)       ---             (19.7)
  Proceeds from sale of assets..........       ---             1.6           2.9        ---               4.5
                                         ------------- ------------- ------------- -----------------------------
     Net cash provided by (used in)
     investing activities...............        (0.9)        (10.6)        (12.4)       ---             (23.9)
                                         ------------- ------------- ------------- -----------------------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt.......................       (53.0)         (0.5)         (1.0)       ---             (54.5)
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---            (2.5)        (41.0)       ---             (43.5)
  Payment of premium on early retirement
   of debt..............................        (2.2)        ---           ---          ---              (2.2)
  Other.................................       ---           (10.6)        (15.4)       ---             (26.0)
                                         ------------- ------------- ------------- -----------------------------
    Net cash provided by (used in)
     financing activities...............       (55.2)        (13.6)        (57.4)       ---            (126.2)
                                         ------------- ------------- ------------- -----------------------------
Effect of exchange rates on cash and           ---           ---            13.3        ---              13.3
  cash equivalents......................
                                         ------------- ------------- ------------- -----------------------------
Net (decrease) increase in cash and cash       (11.9)         (0.8)         91.4        ---              78.7
  equivalents...........................
Cash and cash equivalents, beginning of
  period................................       134.0           6.2         212.0        ---             352.2
                                         ------------- ------------- ------------- -----------------------------
Cash and cash equivalents, end of period $     122.1   $       5.4   $     303.4   $    ---       $     430.9
                                         ============= ============= ============= =============================



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)
                                              Terex      Wholly-owned      PPM       Non-guarantorIntercompany   Consolidated
                                           Corporation    Guarantors   Cranes, Inc.  Subsidiaries Eliminations
                                           ----------------------------------------- ------------------------------------------
Net cash provided by (used in)
   operating activities.................   $   (128.8)     $   91.3      $ ---         $   45.8      $  ---        $     8.3
                                           ------------- ------------- ------------- ------------- ------------- --------------
Investing activities
   Acquisition of businesses, net of
     cash acquired......................        (13.5)       (184.0)       ---           (243.2)        ---           (440.7)
   Capital expenditures.................         (1.7)         (4.2)       ---            (10.5)        ---            (16.4)
   Proceeds from sale of assets.........        ---             2.4        ---              1.2         ---              3.6
                                           ------------- ------------- ------------- ------------- ------------- --------------
       Net cash provided by (used in)
         investing activities...........        (15.2)       (185.8)       ---           (252.5)        ---           (453.5)
                                           ------------- ------------- ------------- ------------- ------------- --------------
Financing activities
   Issuance of common stock ............        113.3         ---          ---            ---           ---            113.3
   Proceeds from issuance of long-term
      debt, net of issuance costs.......        ---           144.8         60.0          367.2         ---            572.0
   Principal borrowings (repayments) of
      long-term debt....................        ---           (41.8)       (60.0)        (116.3)        ---           (218.1)
   Net borrowings (repayments) under
     revolving line of credit agreements        ---            (1.1)       ---             61.5         ---             60.4
   Other................................        ---                        ---             (1.3)        ---             (1.3)
                                           ------------- ------------- ------------- ------------- ------------- --------------
      Net cash provided by (used in)
        financing activities............        113.3         101.9        ---            311.1         ---            526.3
                                           ------------- ------------- ------------- ------------- ------------- --------------
Effect of exchange rates on cash and            ---           ---          ---              6.1         ---              6.1
   cash equivalents.....................
                                           ------------- ------------- ------------- ------------- ------------- --------------
Net increase (decrease) in cash and cash        (30.7)          7.4        ---            110.5         ---             87.2
   equivalents..........................
Cash and cash equivalents, beginning of
   period...............................        144.2           3.9          0.1          102.2         ---            250.4
                                           ------------- ------------- ------------- ------------- ------------- --------------
Cash and cash equivalents,
   end of period........................   $    113.5    $     11.3    $     0.1     $    212.7    $    ---      $     337.6
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

The Company, in consultation with its independent auditors, has determined that generally accepted accounting principles required the Company to record an obligation to Plan participants invested in Terex common stock at the fair value of the Terex common stock. Accordingly, the Company's consolidated financial statements as of and for the three months and nine months ended September 30, 2003 have been restated to record the fair value of the Company's obligations to Plan participants invested in Terex common stock. As the Company has acquired shares equal to its obligation to Plan participants, there is no cash impact associated with this amendment.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to the Plan and the related income tax effect. The
Company has not updated the information contained herein for events and transactions occurring subsequent to November 13, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company's financial statements as described above

Results of Operations

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

                                                       Three Months Ended
                                                            September 30,
                                                     ---------------------------   Increase
                                                         2003          2002       (Decrease)
                                                     ------------- ------------- --------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$    307.2    $    305.4    $       1.8
   Terex Cranes......................................     234.1         177.4           56.7
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................     194.7         174.8           19.9
   Terex Aerial Work Platforms.......................     136.3          30.5          105.8
   Eliminations/Corporate............................     ---           (44.1)          44.1
                                                     ------------- ----------------------------
     Total...........................................$    872.3    $    644.0    $     228.3
                                                     ============= ============================

GROSS PROFIT
   Terex Construction................................$     39.7    $     34.7    $       5.0
   Terex Cranes......................................      25.5          20.5            5.0
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................      32.6          29.5            3.1
   Terex Aerial Work Platforms.......................      31.0           3.1           27.9
   Eliminations/Corporate............................     ---            (0.6)           0.6
                                                     ------------- ----------------------------
     Total...........................................$    128.8    $     87.2    $      41.6
                                                     ============= ============================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     25.1    $     20.4    $       4.7
   Terex Cranes......................................      20.1          12.1            8.0
   Terex Mining, Roadbuilding, Utility Products and
     Other...........................................      25.3          19.6            5.7
   Terex Aerial Work Platforms.......................      14.5           2.0           12.5
   Eliminations/Corporate............................       0.8          (2.6)           3.4
                                                     ------------- ----------------------------
     Total...........................................$     85.8    $     51.5    $      34.3
                                                     ============= ============================

 INCOME (LOSS) FROM OPERATIONS
   Terex Construction................................$     14.6    $     14.3    $       0.3
   Terex Cranes......................................       5.4           8.4           (3.0)
   Terex Mining,  Roadbuilding,  Utility Products and
     Other...........................................       7.3           9.9           (2.6)
   Terex Aerial Work Platforms.......................      16.5           1.1           15.4
   Eliminations/Corporate............................      (0.8)          2.0           (2.8)
                                                     ------------- ----------------------------
     Total...........................................$     43.0    $     35.7    $       7.3
                                                     ============= ============================

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

Selling, general and administrative expenses for the three months ended September 30, 2003 totaled $85.8 million, an increase of $34.3 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body, Crane & Machinery and Tatra increased selling, general and administrative expenses by approximately $22 million in the third quarter of 2003. Selling, general and administrative expenses increased in the Construction segment due to the weakening of the dollar to the Euro and British Pound. Additionally, the Mining, Roadbuilding, Utility Products and Other segment had higher selling, general and administrative expenses due to the inclusion of the results of Terex Financial Services ("TFS") in that segment. TFS provides financing to end users through an alliance with a third party funding source and began operations on January 1, 2003.

Income from operations for the three months ended September 30, 2003 was $43.0 million, an increase of $7.3 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body, Crane & Machinery and Tatra increased income from operations by approximately $14 million when compared to the comparable period in 2002. This was partially offset by a decrease in income from operations in the North American crane business as well as a decrease in sales of large mining shovels and lower profits realized in the utility products businesses when compared to the same period in the prior year.

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

Income Taxes

During the three months ended September 30, 2003, the Company recognized a provision for income taxes of $5.6 million on income from continuing operations before income taxes of $19.7 million, an effective rate of 28%, as compared to income tax expense of $5.1 million on income from continuing operations before income taxes of $16.4 million, an effective rate of 31%, in the prior year period. These effective tax rates differ from previous periods primarily due to a change in the source of earnings among various jurisdictions with different tax rates.

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

                                                         Nine Months Ended
                                                            September 30,
                                                     ---------------------------   Increase
                                                         2003          2002       (Decrease)
                                                     ------------- ------------- -------------
                                                               (amounts in millions)
NET SALES
   Terex Construction................................$  1,008.1    $    899.6    $     108.5
   Terex Cranes......................................     745.0         448.9          296.1
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................     587.3         531.0           56.3
   Terex Aerial Work Platforms.......................     451.3          47.6          403.7
   Eliminations/Corporate............................     (32.7)        (83.5)          50.8
                                                     ------------- ------------- --------------
     Total...........................................$  2,759.0    $  1,843.6    $     915.4
                                                     ============= ============= ==============

GROSS PROFIT
   Terex Construction................................$    134.7    $    135.0    $      (0.3)
   Terex Cranes......................................      74.5          59.0           15.5
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      60.9          95.1          (34.2)
   Terex Aerial Work Platforms.......................      95.9           4.7           91.2
   Eliminations/Corporate............................      (0.2)         (0.4)           0.2
                                                     ------------- ------------- --------------
     Total...........................................$    365.8    $    293.4    $      72.4
                                                     ============= ============= ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Terex Construction................................$     86.9    $     76.5    $      10.4
   Terex Cranes......................................      60.8          31.0           29.8
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      71.8          65.7            6.1
   Terex Aerial Work Platforms.......................      42.2           3.2           39.0
   Eliminations/Corporate............................       7.0           1.2            5.8
                                                     ------------- ------------- --------------
     Total...........................................$    268.7    $    177.6    $      91.1
                                                     ============= ============= ==============

GOODWILL IMPAIRMENT
   Terex Construction................................$    ---      $    ---      $     ---
   Terex Cranes......................................     ---           ---            ---
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................      51.3         ---             51.3
   Terex Aerial Work Platforms.......................     ---           ---            ---
   Eliminations/Corporate............................     ---           ---            ---
                                                     ------------- ------------- --------------
     Total...........................................$     51.3    $    ---      $      51.3
                                                     ============= ============= ==============


 INCOME (LOSS) FROM OPERATIONS
   Terex Construction................................$     47.8    $     58.5    $     (10.7)
   Terex Cranes......................................      13.7          28.0          (14.3)
   Terex Mining, Roadbuilding, Utility Products
     and Other.......................................     (62.2)         29.4          (91.6)
   Terex Aerial Work Platforms.......................      53.7           1.5           52.2
   Eliminations/Corporate............................      (7.2)         (1.6)          (5.6)
                                                     ------------- ------------- --------------
     Total...........................................$     45.8    $    115.8    $     (70.0)
                                                     ============= ============= ==============

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

Selling, general and administrative expenses for the nine months ended September 30, 2003 totaled $268.7 million, an increase of $91.1 million when compared to the same period in 2002. The increase was due primarily to the acquisition of Demag, Genie, Commercial Body and Tatra. Included in the 2003 expense is a $4.6 charge related to the Company's deferred compensation plan, which is a result of the increase in value of the Company's common stock since December 31, 2002.

Income from operations for the nine months ended September 30, 2003 totaled $45.8 million, a reduction of $70.0 million when compared to the same period in 2002. This reduction in operating income was due primarily to the impact of a goodwill impairment charge of $51.3 million recorded in the roadbuilding reporting unit in the nine months ended September 30, 2003. Higher income from operations from the acquisition of Demag, Genie, and Advance Mixer was offset by charges related to the roadbuilding business and facility closure costs. Income from operations relative to 2002 also declined due to the impact of lower demand for mobile cranes in North America as well as lower demand for roadbuilding products.

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

Income Taxes

During the nine months ended September 30, 2003, the Company recognized a benefit from income taxes of $3.3 million on a loss from continuing operations before income taxes of $30.3 million, an effective rate of 11%, as compared to income tax expense of $13.8 million on income from continuing operations before income taxes of $43.4 million, an effective rate of 32%, in the prior year period. These effective tax rates differ from previous periods primarily due to a goodwill impairment charge in 2003 that is partially non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.

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

Income Taxes - At September 30, 2003 the Company had deferred tax assets of $253.9 million, net of valuation allowances. The benefit from income taxes was $1.5 million for the nine months ended September 30, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes. The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. To the extent that the Company estimates recovery is not likely, then the Company establishes a valuation allowance to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax positions. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

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