Form 10-K
period 2003-12-31
TEREX CORP
filed 2004-03-15
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                 FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   |X|               OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $890 million based on the last sale price on June 30, 2003.

The number of shares of the Registrant's Common Stock outstanding was 49,128,386 as of March 1, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2003

                                                                            Page
                                                                            ----
                                     PART I

Item 1       Business.......................................................   3
Item 2       Properties.....................................................  28
Item 3       Legal Proceedings..............................................  30
Item 4       Submission of Matters to a Vote of Security Holders............  30

                                     PART II

Item 5       Market for Registrant's Common Stock, Related Stockholder
               Matters and Issuer Purchases of Equity Securities............  31
Item 6       Selected Financial Data........................................  32
Item 7       Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................  33
Item 7A      Quantitative and Qualitative Disclosure about Market Risk......  57
Item 8       Financial Statements and Supplementary Data....................  58
Item 9       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.........................................  59
Item 9A      Controls and Procedures........................................  59


                                    PART III

Item 10      Directors and Executive Officers of the Registrant.............  59
Item 11      Executive Compensation.........................................  59
Item 12      Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters..............................  59
Item 13      Certain Relationships and Related Transactions.................  59
Item 14      Principal Accountant Fees and Services.........................  60

                                     PART IV

Item 15      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..................................................  61

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

Over the past several years, the Company has implemented a series of interrelated operational and strategic initiatives designed to create a competitive advantage in the marketplace. These initiatives include: (i) providing customers with products that increase their return on invested capital through lower life cycle costs; (ii) implementing a variable cost structure with over 70% of cost of sales from purchased components; (iii) reducing selling expense and eliminating non-value-added functions throughout the organization; and (iv) increasing product and geographic diversity through internal development and acquisitions. Additionally, the Company recently announced an internal improvement process focusing on matters that are intended to benefit the Company's customers, investors and employees.

The Company operates in five business segments: Terex Construction, Terex Cranes, Terex Aerial Work Platforms, Terex Mining and Terex Roadbuilding, Utility Products and Other.

For financial information about the Company's industry and geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note T -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Terex Construction

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time.

Terex Construction has 17 significant manufacturing operations:

     o Atlas Terex GmbH ("Atlas Terex"), located in Delmenhorst, Ganderkasee, Loeningen and Vechta, Germany, at which excavators and truck mounted articulated hydraulic cranes are manufactured under the ATLAS and TEREX brand names;

     o Atlas Terex UK Limited ("Atlas UK"), located in Hamilton, Scotland, at which truck mounted articulated hydraulic cranes are manufactured under the ATLAS and TEREX trade names;

     o BL-Pegson Ltd. ("B.L. Pegson"), located in Coalville, England, which manufactures crushers under the PEGSON brand name;

     o Finlay Hydrascreens (Omagh) Limited ("Finlay"), located in Omagh, Northern Ireland, at which crushers, washing systems, screens and trommels are manufactured under the FINLAY brand name;

     o Fuchs-Bagger GmbH & Co. KG ("Fuchs"), located in Bad Schoenborn, Germany, at which loading machines are manufactured under the FUCHS and TEREX brand names;

     o Powerscreen International Distribution Ltd. and Powerscreen Limited ("Powerscreen"), located in Dungannon, Northern Ireland, manufacture and sell washing systems, screens and trommels under the POWERSCREEN brand name;

     o The Schaeff Group of Companies ("Schaeff"), located in Langenburg, Gerabron, Rothenburg, Crailsheim and Clausnitz, Germany, at which small wheel loaders, mini excavators and midi excavators are manufactured under the SCHAEFF, ATLAS and TEREX brand names;

     o Terex Compact Equipment, located in Coventry, England, at which Benford Limited ("Benford") manufactures dumpers, compaction equipment and material handlers under the Company's AMIDA, BENFORD and TEREX brand names, and Fermec Manufacturing Limited ("Fermec") manufactures loader backhoes under the TEREX and FERMEC brand names;

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

Terex Cranes

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM and RO-Stinger. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time.

Terex Cranes has 11 significant manufacturing operations:

     o The American Crane Corporation ("American Crane") located in Wilmington, North Carolina, at which lattice boom crawler cranes and tower cranes are manufactured under the AMERICAN, TEREX TOWER and DEMAG trade names;

     o Demag Mobile Cranes GmbH & Co. KG ("Demag") located in Zweibrucken, Wallerscheid and Bierbach, Germany, and Pecs, Hungary, at which lattice boom crawler cranes and mobile telescopic cranes are manufactured under the DEMAG, PEINER and TEREX trade names, and at which large tower cranes are manufactured under the PEINER and TEREX brand names;

     o Gru Comedil S.r.l. ("Comedil"), located in Fontanafredda and Milan, Italy, at which tower cranes are manufactured under the COMEDIL and TEREX trade names;

     o PPM S.A.S., located in Montceau-les-Mines, France, at which mobile cranes and container stackers under the brand names TEREX and PPM are manufactured;

     o Terex Italia S.r.l. ("Terex Italia"), located in Crespellano, Italy, at which mobile telescopic cranes are manufactured under the TEREX and BENDINI brand names;

     o    Terex Lifting Australia Pty. Ltd. ("Terex Lifting Australia"), located
          in   Brisbane,   Australia,   at  which  lift  and  carry  cranes  are
          manufactured under the FRANNA trade name; and

     o Terex Cranes - Waverly, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes and truck cranes are manufactured under the brand names TEREX, LORAIN and P&H (a licensed trademark of Joy Global Inc.), and at which truck mounted cranes are manufactured under the RO-STINGER brand name.

Terex Aerial Work Platforms

The Terex Aerial Work Platforms segment was formed upon the completion of the acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment and telehandlers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, related components and replacement parts, and other products. Terex Aerial Work Platforms products currently are marketed principally under the GENIE and TEREX brand names. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures.

Terex Aerial Work Platforms has three significant manufacturing operations located in Redmond and Moses Lake, Washington, at which aerial work platform equipment is manufactured, and a manufacturing location in Baraga, Michigan, at which rough terrain telescopic boom material handlers (also known as telehandlers) are manufactured.

Terex Mining

The Terex Mining segment designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals. Currently, Terex Mining products are marketed principally under the following brand names: O&K, PAYHAULER, TEREX and UNIT RIG. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time.

Terex Mining has one significant manufacturing operation, located in Dortmund, Germany, at which it manufactures large hydraulic mining excavators under the Terex and O&K brand names. Terex Mining markets high capacity surface mining trucks that are manufactured for Terex Mining by a third party supplier.

Terex Roadbuilding, Utility Products and Other

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military applications. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time.

Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. Terex also owns 40% of Intercontinental Equipment Company ("INECO"), another distributor of utility products. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental.

Terex is a majority shareholder of Tatra a.s. ("Tatra"), a company incorporated under the laws of the Czech Republic. Tatra, which is located in Koprivnice, Czech Republic, manufactures a range of 4x4 to 12x12 heavy-duty on and off-road vehicles for military and commercial applications under the Tatra brand name. The Company also participates in a joint venture under the name American Truck Company ("ATC"). ATC assembles vehicles based on the Tatra design and technology incorporating U.S. components under the following brand names: Terex, American Truck and ATC. ATC manufactures its products at the Company's Terex Advance Mixer facility in Fort Wayne, Indiana.

The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name.

In January 2003, the Company launched the operations of Terex Financial Services, Inc. ("TFS"). TFS offers customers a complete line of loans and leases to assist in the acquisition of all of the Company's products. In North America, TFS, the Company and the Company's other domestic subsidiaries have entered into an arrangement with General Electric Capital Corporation Vendor Financial Services ("GE Capital"), whereby GE Capital acts as the preferred provider of all such loans and leases and provides a dedicated team to work with TFS and the Company's customers. All such loans and leases are originated by GE Capital on a non-recourse private label basis under the licensed trade name "TFS Capital Funding" and GE Capital bears all credit risk in connection with such loans and leases. Terex receives fee and expense reimbursements from GE Capital, and TFS shares in the profitability of the loan and lease portfolio originated by GE Capital to purchasers of Terex products. As a result, TFS participates in the benefits associated with the financing of the Company's products with marginal expense and without adding any additional debt or credit risk to Terex.

Terex Roadbuilding, Utility Products and Other has 15 significant manufacturing operations:

     o Amida Industries, Inc. ("Amida") located in Rock Hill, South Carolina, which manufactures and sells portable floodlighting systems, concrete power trowels, concrete placement systems, concrete finishing systems, concrete mixers, generators and traffic control products under the AMIDA, BARTELL, MORRISON, BENFORD, TEREX and TEREX POWER brand names;

     o Bid-Well, located in Canton, South Dakota, at which concrete pavers are manufactured under the BID-WELL brand name;

     o Cedarapids, Inc. ("Cedarapids") located in Cedar Rapids, Iowa, which manufactures crushing and screening equipment, trommels, and asphalt pavers under the CEDARAPIDS, GRAYHOUND, ROYER and RE-TECH brand names;

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

     o Tatra, located in Koprivnice, Czech Republic, at which a range of 4x4 to 12x12 heavy duty on and off-road vehicles for military and commercial applications are manufactured under the TATRA brand name;

     o Terex Advance Mixer, Inc. ("Terex Advance Mixer"), located in Fort Wayne, Indiana, which manufactures and sells front and rear discharge concrete mixer trucks under the TEREX and ADVANCE brand names, and at which ATC manufactures heavy-duty on and off-road vehicles for military and commercial applications under the TEREX, ATC and AMERICAN TRUCK brand names;

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


Other Businesses

Terex has a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited ("North Hauler"), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in the People's Republic of China under the TEREX brand name.

As discussed in Note J - "Investment in Joint Venture" in the Notes to the Consolidated Financial Statements, the Company has a 49% ownership interest in a joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). The other 51% of GFSH B.V. is owned by a European financial institution. GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe by offering loans and leases to purchasers of Genie products.

The Company has an interest in a joint venture in India under the name Terex Vectra Equipment Pvt. Ltd., which will manufacture and market compact construction equipment. Production is expected to begin in the first half of 2004.

Terex also participates in joint ventures in China under the names Wieland International Trading (Shanghai) Co. Ltd. and Shanghai Wieland Engineering Co. Ltd., which manufacture replacement and wear parts for crushing equipment.

The Company owns an interest in DuvalPilot Equipment Outfitters, LLC, a distributor of the Company's products and other light construction equipment located in Florida.

Business Strategy

Over the past several years, Terex has implemented a series of interrelated operational and strategic initiatives designed to create a competitive advantage in the marketplace and maximize its financial performance. These initiatives include: (i) providing customers with lower cost products that increase their return on invested capital through a lower life cycle cost; (ii) implementing a variable cost structure with over 70% of cost of sales from purchased components; (iii) reducing selling expense and eliminating non-value-added functions throughout the organization; and (iv) increasing product and geographic diversity through internal development and acquisitions. Additionally, the Company recently announced an internal improvement process, known as the Terex Improvement Process or "TIP", focusing on matters that are intended to benefit the Company's customers, investors and employees.

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

Focus on Geographic, Product and End-Market Diversification

Over the past several years, the Company has focused on growing and improving the operations of its core business segments. The Company also has expanded the size and scope of its core businesses both through acquisitions and through development of new products in order to increase its market share. Management believes that these initiatives have helped to reduce the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded the Company's product lines within its core businesses, added new technology and improved its distribution network. As a result, the Company has developed a geographically diverse revenue base with approximately 61% of its revenues derived outside the United States and Canada, and has built a diverse product portfolio addressing a range of end-markets as illustrated by the Company's sales by product category in:


                                                    Percentage of Sales
                                                    -------------------
             Product Category                      2003       2002     2001
             ----------------                      ----       ----     ----
 Hydraulic Mobile Cranes                            18         16       13
 Compact Construction Equipment                     17         18        9
 Crushing, Screening & Paving Equipment             15         20       23
 Aerial Work Platforms                              14          5        3
 Surface Mining Equipment                            8          9       14
 Off-Highway Construction Trucks                     6          9       11
 Utility Equipment                                   6          7        7
 Lattice Boom & Tower Cranes                         6          6        7
 Boom Trucks                                         3          2        3
 Material Handlers & Container Stackers              2          5        7
 On/Off Road Heavy Duty Vehicles                     2        ---      ---
 Other                                               3          3        3
                                                 -------    -------  ------
    Total                                          100%       100%     100%
                                                 =======    =======  ======

Grow through Acquisitions

Since 1995, the Company has invested over $1.9 billion to strengthen its core business segments and complementary businesses through over 25 strategic acquisitions. Acquisitions and new product development have been important components of the Company's growth strategy. The Company is currently focused on completing the integration of its recent acquisitions and growing organically by turning its portfolio of individual businesses into an integrated franchise. The Company may make additional acquisitions in the future, particularly those that would complement the Company's existing operations, and expects acquisitions to be part of the Company's future. The Company feels that any future acquisitions would need to be of significant strategic importance, such as expanding the Company's geographic range or product diversity.

Some recent examples of the Company's acquisition strategy include:

     o The acquisition during 2003 of the utility products distributors Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel") (now part of Terex Utilities South) and the majority interests in Tatra and ATC.

     o The acquisition during 2002 of Genie, Demag, Schaeff (including Fuchs), Terex Advance Mixer, and the utility product distributors Pacific Utility Equipment Company ("Pacific Utility") (now part of Terex Utilities West) and Telelect Southeast Distribution, Inc. ("Telelect Southeast") (now part of Terex Utilities South).

     o The acquisition during 2001 of Jaques (including Jaques Malaysia and Jaques Thailand), CMI (including Bid-Well, Load King and CMI-Cifali) and Atlas Terex (including Atlas UK).

Internal Improvement Process

Terex recently launched a series of initiatives intended to transform the Company over the next several years. The Terex Improvement Process ("TIP") will focus on improving the Company's internal processes and helping the Company become more customer-centric. The Company has created several TIP teams of cross-functional and operational managers to build the Terex of tomorrow. The teams will focus on leadership and talent development, the customer experience, the Company's product value proposition and returns delivered to the Company's investors. Some areas of concentration include improving the workplace, better management of the Company's assets, improving operating margins, making Terex an easier partner to do business with, and new branding and marketing strategies.

Terex's goal is to become the most customer responsive company in its industry and a preferred place to work.

Products

         Terex Construction

Heavy Construction Equipment. Terex Construction manufactures off-highway trucks and scrapers, and also markets excavators and wheel loaders, used in earthmoving applications.

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




     [Graphic]      Excavators  are  used  for a wide  variety  of  construction applications, including non-residential construction (such as commercial sites and road construction) and residential construction. These machines are crawler type excavators ranging in size from 13 to 47 tons. They are manufactured for Terex in South Korea and are sold under the TEREX brand name.








     [Graphic]      Wheel Loaders are used for loading and unloading  materials.
                    Applications include mining and quarrying, non-residential construction, airport and industrial snow removal, waste management and general construction. These machines range in size from three to five cubic yards capacity, and are manufactured for Terex in South Korea and are sold under the TEREX brand name.

Compact Equipment. Terex Construction manufactures a wide variety of compact equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction equipment, excavators, loading machines, site dumpers, European telehandlers and wheel loaders.



     [Graphic]      Loader  backhoes  incorporate  a  front-end  loader and rear excavator  arm.  They are used for loading,  excavating  and
                    lifting  in  many  construction  and  agricultural   related
                    applications. Terex offers four models of loader backhoes, ranging from 69 to 90 horsepower. Terex loader backhoes are currently manufactured under the TEREX and FERMEC brand names in Coventry, England.



     [Graphic]      Compaction equipment manufactured by Terex ranges from small portable  plates to heavy duty ride-on  rollers.  Single and reversible  direction  plates are used in the  compaction of trench backfill  material,  paths and driveways.  A range of
                    tandem   rollers   from  1.5  to  10  tons   covers   larger
                    applications, including road formation, construction and asphalt surfacing. Self-propelled rollers from six to 12 tons are used in landfill site construction and on soil and sub-base materials. Included in the range are sophisticated infrared trench compactors that enable the operator to use the machine at a distance. Terex compaction equipment is currently manufactured in Coventry, England, under the TEREX and BENFORD brand names.




     [Graphic]      Excavators in the compact  equipment  category  include mini and midi excavators used in the general construction, landscaping and rental businesses. Mini excavators are crawler type excavators ranging in size from 1.6 tons to 5.5 tons. These machines are equipped with either rubber or steel tracks. Midi excavators are manufactured in a mobile
                    (wheeled) version in the six to 11 ton sizes for the European market. These excavators are commonly used for excavation and lifting in confined areas in communities and in rental businesses. Midi excavators are also manufactured as crawler excavators in sizes between 5.5 tons and 11.0 tons. In the six to eight ton sizes Terex offers standard steel tracks and optional rubber tracks. These excavators are manufactured in Germany under the TEREX, ATLAS and SCHAEFF brand names.




     [Graphic]      Loading  machines are designed for handling logs,  scrap and other  bulky  materials  with  clamshell,  magnet or grapple attachments.  There are  stationary  and  mobile  models for
                    loading   barges   and   various    operations   in   scrap,
                    manufacturing and materials handling. Terex produces loading machines ranging from 11 tons to 66 tons at its facilities in Bad Schoenborn and Ganderkasee, Germany, under the TEREX,
                    FUCHS and ATLAS brand names.

     [Graphic]      Site  dumpers  are  used  to  move  smaller   quantities  of
                    materials from one location to another, and are primarily used for landscaping and concrete applications. Terex offers a variety of two wheel and four wheel drive models. Site dumpers are manufactured in Coventry, England, under the BENFORD and TEREX brand names.









     [Graphic]      Wheel Loaders are used for loading and unloading  materials.
                    Due to the large variety of attachments, these machines are also multi-equipment carriers used not only in the field of construction but also in industrial, rental and landscaping business. Terex wheel loaders are manufactured under the brand names of SCHAEFF and TEREX at its facility in Crailsheim, Germany.




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



     [Graphic]      Jaw crushers are primary  crushers with reduction  ratios of
                    6:1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.



     [Graphic]      Cone   crushers   are  used  in   secondary   and   tertiary
                    applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.




Terex Construction manufactures screening equipment in Dungannon, Northern Ireland and Omagh, Northern Ireland under the brand names POWERSCREEN and FINLAY.



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



     [Graphic]      Trommels  are  used in the  recycling  of  construction  and demolition  waste  materials,  as well as soil,  compost and wood chips.  Trommels  incorporate  conveyors  and  variable speed  fingertip  control of the belts and rotating  drum to separate the various  materials.  Terex manufactures a range of trommel and soil shredding  equipment.  Trommels are also used to process  construction and demolition  waste, as well as decasing,  segmenting and processing  empty bottles.  The
                    soil   shredding   units  are  mainly   used  by   landscape
                    contractors and provide a high specification end product.




         Terex Cranes

Terex Cranes offers a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, boom trucks and telescopic container stackers.

Mobile Telescopic Cranes. Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material to heights in excess of 490 feet. Terex Cranes offers a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes, and lift and carry cranes.


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









     [Graphic]      Rough terrain  cranes move  materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Terex offers rough terrain cranes with lifting capacities ranging from 20 to 100 tons and maximum tip heights of up to 195 feet. Terex manufactures its rough terrain cranes at its facilities located in Waverly, Iowa, and Crespellano, Italy, under the brand names TEREX, LORAIN, P&H and BENDINI.





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


Tower Cranes. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point where it is being used. They include a vertical tower with a horizontal jib with a counterweight at the top (except for self-erecting tower cranes where the counter weight is at the bottom and the entire tower rotates). On the jib is a trolley through which runs a load carrying cable and which moves the load along the jib length. On larger cranes, the operator is located above the work site where the tower and jib meet, providing superior visibility. The jib also rotates 360 degrees, creating a large working area equal to twice the jib length. Tower cranes are currently produced by Terex in Fontanafredda and Milan, Italy, under the COMEDIL and TEREX brand names, and in Zweibrucken, Germany, under the PEINER and TEREX brand names. Terex produces the following types of tower cranes:



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



     [Graphic]      Telescopic  boom truck mounted  cranes enable an operator to reach heights of up to 166 feet and have a maximum lifting capacity of up to 35 tons. Terex manufactures its telescopic boom truck mounted cranes at its Waverly, Iowa facility under the brand names RO-STINGER and TEREX.

Telescopic Container Stackers. Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker's boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 360 degrees.



     [Graphic]      Telescopic  container  stackers  manufactured  by Terex have lifting capacities up to 49.5 tons, can stack up to five full or eight empty containers and are able to maneuver through very narrow areas. Terex manufactures its telescopic container stackers under the brand names PPM and TEREX at its Montceau-les-Mines, France, facility.

        Terex Aerial Work Platforms

Aerial work platforms are pieces of equipment that position workers and materials easily and quickly to elevated work areas. These products have developed over the past twenty years as alternatives to scaffolding and ladders. Terex offers a variety of aerial lifts that are categorized into six product families: material lifts; portable aerial work platforms; trailer mounted booms; articulating booms; stick booms; and scissor lifts. All of these aerial lifts are manufactured under the brand name GENIE in Redmond and Moses Lake, Washington. The Aerial Work Platforms segment also manufactures and markets rough terrain telescopic boom material handlers (also known as telehandlers) under the TEREX brand name at its facility in Baraga, Michigan.




     [Graphic]      Material   lifts   are  used   primarily   indoors   in  the
                    construction, industrial and home owner markets. They safely and easily lift up to 1,000 pounds from ground level to heights of up to 26 feet.






     [Graphic]      Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance. These aerial work platforms lift one or two people to working heights up to 46 feet. Most models will roll through a standard doorway and can be transported in the back of a pick-up truck. Some models are drivable when fully elevated.






    [Graphic]       Trailer mounted booms are used outdoors and provide the same versatile reach of an articulating boom, plus the ability to be towed. Terex trailer mounted booms have lift capacities of 500 pounds and a working height of up to 56 feet.







     [Graphic]      Articulating  booms are primarily used in  construction  and industrial applications,  both indoors and out. They feature
                    lifting   versatility   with  up,  out  and  over   position
                    capabilities to access difficult to reach overhead areas that typically cannot be reached with a scissor lift or straight boom. Many options are available, including: two- and four-wheel drive; rough terrain models; narrow access models that roll through standard double doorways; gas/LPG, diesel, electric, and hybrid capabilities. Models have working heights from 26 feet to 86 feet and horizontal reach up to 60 feet.






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



     [Graphic]      Large hydraulic excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load it into trucks. These excavators are utilized in quarries, surface mines and large construction sites around the world.
                    Terex Mining excavators have operating weights ranging from 58 to 1000 tons and bucket sizes ranging from six to 60 cubic yards. They are manufactured under the O&K and TEREX brand names in Dortmund, Germany.






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

        Terex Roadbuilding, Utility Products and Other

Terex offers a diverse range of products for the roadbuilding, utility and construction industries and governments. Products in this group include crushing and screening equipment, asphalt and concrete equipment, utility equipment, light construction equipment, construction trailers and on/off road heavy-duty vehicles.

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



     [Graphic]      Jaw crushers are primary  crushers with reduction  ratios of
                    6:1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.






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

Terex Roadbuilding manufactures screening equipment in Durand, Michigan; Cedar Rapids, Iowa; Melbourne, Australia; Subang Jaya, Malaysia; and Chomburi,
Thailand, under the brand names SIMPLICITY, CEDARAPIDS, ROYER, RE-TECH and JAQUES.




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




     [Graphic]      Concrete  mixers are machines with a large revolving drum in which cement is mixed with other materials to make concrete.
                    Terex offers models mounted on trucks with three, four, five, six or seven axles. They are manufactured in Fort
                    Wayne, Indiana, under the brand name TEREX ADVANCE MIXER.




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



     [Graphic]      Light  towers  are used  primarily  to light  work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide adequate light for construction activity for a radius of approximately 300 feet from the tower. Light towers are manufactured under the AMIDA and TEREX brand names in Rock
                    Hill, South Carolina.

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





     [Graphic]      Generators   are   used  to   provide   electric   power  on
                    construction sites and other remote locations. Generators up to 2,000 kilowatt are manufactured under the TEREX brand name in Rock Hill, South Carolina.





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

On/Off Road Heavy Duty Vehicles. Terex produces, through its majority ownership of Tatra, a range of 4x4 to 12x12 heavy duty on and off-road vehicles for military and commercial applications at its facility in Koprivnice, Czech Republic under the TATRA brand name. ATC manufactures vehicles based on the Tatra design and technology incorporating U.S. components at the Company's Terex Advance Mixer facility in Fort Wayne, Indiana.

     [Graphic]      On/off road heavy duty  vehicles  are  produced for military and commercial use with axle configurations of 4x4 up to 12x12. The main features of the vehicle design include an air cooled engine, a sturdy central load-carrying tube and a swinging half axle design that controls the independent movement of each wheel. The kinematics of the axles, together with the backbone tube, make a stable base to which a body can be mounted that limits extreme side rocking, making it possible for the truck to go off-road at high speeds.

Backlog

The Company's backlog as of December 31, 2003 and 2002 was as follows:

                                                       December 31,
                                               ----------------------------
                                                   2003           2002
                                               -------------- -------------
                                                      (in millions)
            Terex Construction.................$     109.0    $      75.9
            Terex Cranes.......................      138.8          146.2
            Terex Aerial Work Platforms........       22.2           10.0
            Terex Mining.......................       33.6           47.8
            Terex Roadbuilding, Utility
               Products and Other..............      164.7          120.0
            Eliminations.......................       (5.7)         ---
                                               -------------- -------------
                 Total.........................$     462.6    $     399.9
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

Terex Construction's backlog at December 31, 2003 increased $33.1 million to $109.0 million, as compared to $75.9 million at December 31, 2002. The increase in backlog was due primarily to increased customer orders at Atlas prior to a model change scheduled for the first quarter of 2004. Additionally, backlog increased significantly at Fuchs, Schaeff and Benford.

The backlog at Terex Cranes decreased $7.4 million to $138.8 million at December 31, 2003 from $146.2 million at December 31, 2002, principally due to the reduction of backlog at Demag, which was partially offset by increased backlog at the North American crane businesses. The reduction in Demag's backlog was due to improvements in production and shipping efficiencies implemented after Demag's acquisition by Terex.

The increase in the backlog at Terex Aerial Work Platforms to $22.2 million at December 31, 2003 from $10.0 million at December 31, 2002 was due to increased sales in the United States, particularly to the rental customer market.

Terex Mining's backlog at December 31, 2003 decreased $14.2 million to $33.6 million, as compared to $47.8 million at December 31, 2002. The decrease was primarily due to a decrease in orders for surface mining trucks.

The backlog at Terex Roadbuilding, Utility Products and Other increased $44.7 million to $164.7 million at December 31, 2003 from $120.0 million at December 31, 2002, primarily as a result of the acquisitions during 2003 of Commercial Body, Combatel, Tatra and ATC.

Distribution

Terex distributes its products through a global network of dealers, major accounts and direct sales to customers.

         Terex Construction

Terex distributes heavy construction equipment manufactured by TEL (trucks, scrapers and replacement parts) primarily through worldwide dealership networks. TEL's truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer's "brand" of each particular type of product. Excavators and wheel loaders manufactured for Terex in South Korea are sold in North America, only, through Terex's existing heavy construction equipment dealer network.

Terex distributes compact equipment primarily through a network of independent dealers and distributors throughout the world. Although some dealers represent only one of the Terex brands (such as Schaeff, Atlas, Fuchs or Fermec), the Company has recently focused on developing the dealer network to represent the full range of compact equipment under the TEREX brand name in both Europe and North America. In addition, Terex has begun to distribute its compact equipment in North America through the Terex Aerial Work Platforms segment's sales staff.

Mobile crushing and screening equipment is distributed separately by Powerscreen, B.L. Pegson and Finlay. Each business maintains a global network of dealers, predominantly in Europe and the United States. All three brands are supported in North America by a distribution center located in Louisville, Kentucky.

         Terex Cranes

Terex Cranes markets its products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force. Direct sales are done in certain crane markets like the United States, United Kingdom, Germany, Spain, Italy, France and Scandinavia to offer comprehensive service and support to customers. Distribution via a dealer network is often utilized in other geographic areas.

         Terex Aerial Work Platforms

Terex aerial work platform products are distributed under the GENIE and TEREX brand names principally through a global network of independent dealers, rental houses and to a lesser extent, national accounts. Terex employs sales representatives who service these dealers from offices located throughout the world.

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

Terex sells utility equipment to the utility and municipal markets through a network of primarily company-owned distributors in North America, including Terex Utilities South and Terex Utilities West.

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

On/off-road heavy duty vehicles for commercial applications are sold in Eastern Europe, the Middle East and Asia through a network of existing dealers and joint venture partners. Vehicles sold for military purposes are sold directly to governments and may include a lengthy direct negotiation process.

Research and Development

The Company maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. The Company's engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $38.6 million, $24.7 million and $6.2 million in 2003, 2002 and 2001, respectively. The increase is mainly due to the inclusion of Demag and Genie for a full twelve months in 2003. Both Demag and Genie design and manufacture products which require more extensive engineering input than many of the Company's other products.

Materials

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted from extreme movements in material pricing and from availability of these materials. For example, steel prices have increased and steel availability has decreased in response to higher demand caused from a recovering end-market and higher consumption of emerging market countries, such as China. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. The Company actively manages its material supply sourcing and prices, and may employ various methods to limit risk associated with commodity pricing and availability.

Competition

The Company faces a competitive global manufacturing market for each of its products. The Company competes with other manufacturers based on many factors, in particular the price, performance and reliability of its products. The Company operates under a best value strategy, where it generally attempts to offer its customers lower cost products or products that have enhanced performance  characteristics  to  improve  the  customer's  return  on  invested
capital.  However,  in  some  instances,   customers  may  prefer  the  pricing,
performance or reliability aspects of a competitor's product despite the Company's product pricing or performance. The following table shows the primary competitors for the Company's products in the following categories:


------------------------------- ------------------------------------- ------------------------------------------------
Business Segment                Products                              Primary Competitors
------------------------------- ------------------------------------- ------------------------------------------------
Terex Construction              Articulated off-highway trucks &      Volvo, Caterpillar, Moxy, John Deere and Bell
                                Rigid off-highway trucks

                                Scrapers                              Caterpillar and John Deere

                                Excavators                            Caterpillar, Komatsu, Volvo, John Deere,
                                                                      Hitachi and CNH

                                Loader Backhoes                       Caterpillar, CNH (Case and New Holland
                                                                      brands), JCB, Komatsu, Volvo and John Deere

                                Compaction Equipment                  Ingersoll-Rand, Caterpillar, Bomag, Amman,
                                                                      Dynapac and Hamm

                                Mini Excavators                       Bobcat (Ingersoll-Rand), Yanmar, Volvo,
                                                                      Takeuchi, IHI, CNH, Caterpillar, John Deere,
                                                                      Neuson and Kubota

                                Midi Excavators                       Komatsu, Fiat-Hitachi, Volvo and Yanmar

                                Loading Machines                      Liebherr, Sennebogen and Caterpillar

                                Site Dumpers                          Thwaites and AUSA

                                Wheel Loaders                         Caterpillar, Volvo, Kubota, Kawasaki, John
                                                                      Deere, Komatsu, Hitachi and CNH

                                Mobile Crushing and Screening         Metso Corporation, Extec, McClusky Brothers,
                                Equipment                             Parker Plant and Viper International

------------------------------- ------------------------------------- ------------------------------------------------
Terex Cranes                    Mobile Telescopic Cranes              Liebherr, Grove Worldwide (Manitowoc),
                                                                      Tadano-Faun, Link-Belt (Sumitomo Corporation)
                                                                      and Kato

                                Tower Cranes                          Liebherr, Potain (Manitowoc) and MAN Wolff

                                Lattice Boom Crawler Cranes           Manitowoc, Link-Belt (Sumitomo Corporation),
                                                                      Liebherr, Hitachi and Kobelco

                                Boom Trucks                           National Crane (Manitowoc), Palfinger, Hiab,
                                                                      Fassi and PM

                                Telescopic Container Stackers         Kalmar-Sisu, SMV, CVS Ferrari, Fantuzzi and
                                                                      Linde

------------------------------- ------------------------------------- ------------------------------------------------
Terex Aerial Work Platforms     Boom Lifts                            JLG and Haulotte

                                Scissor Lifts                         JLG, Skyjack and Haulotte

                                Telehandlers                          Skytrak (JLG), Lull (JLG), Caterpillar,
                                                                      Gradall (JLG), Bobcat (Ingersoll-Rand), JCB,
                                                                      CNH and Manitou


------------------------------- ------------------------------------- ------------------------------------------------
Terex Mining                    Large Hydraulic Excavators            Hitachi, Komatsu, Liebherr and Caterpillar


                                High Capacity Surface Mining Trucks   Caterpillar, Komatsu, Liebherr and
                                                                      Euclid/Hitachi

------------------------------- ------------------------------------- ------------------------------------------------
Terex Roadbuilding, Utility     Fixed Installation Crushing and       Metso Corporation, Astec Industries, Ohio
Products & Other                Screening Equipment                   Screen and Parker Plant

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

                                Concrete Pavers                       Gomaco

                                Reclaimers/Stabilizers                Caterpillar, Wirtgen and Bomag

                                Pavement Profilers                    Caterpillar, Wirtgen and Roadtec (Astec
                                                                      Industries)

                                Utility Equipment                     Altec and Time Manufacturing

                                Light Towers                          Allmand Bros., Magnum and Ingersoll-Rand

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

                                Power Buggies                         Multiquip, Allen Engineering and Wacker

                                Generators                            Ingersoll-Rand and Multiquip

                                Arrow Boards  (Detour Lights)         Ingersoll-Rand and Multiquip

                                Construction Trailers                 Trail King, Talbert, Fontaine, Rogers, Etnyre,
                                                                      Ranco, Clement, CPS, as well as regional
                                                                      suppliers

                                On/Off Road Heavy Duty Vehicles       Oshkosh, Stewart and Stevenson
------------------------------- ------------------------------------- ------------------------------------------------


Employees

As of December 31, 2003, the Company had approximately 15,050 employees. The Company considers its relations with its personnel to be good. Approximately 55% of the Company's employees are represented by labor unions or similar employee organizations outside the United States which have entered into various separate collective bargaining agreements with the Company.

Patents, Licenses and Trademarks

The Company makes use of proprietary materials such as patents, trademarks and trade names in its operations and takes action to protect these rights.

The Company makes use of several significant trademarks and trade names, including the TEREX, ADVANCE, AMERICAN TRUCK COMPANY, AMERICAN, AMIDA, ATLAS, BARTELL, BENDINI, BENFORD, BID-WELL, CANICA, CEDARAPIDS, CMI, CMI-CIFALI, COMEDIL, DEMAG, FERMEC, FINLAY, FRANNA, FUCHS, GENIE, GRAYHOUND, HI-RANGER, JAQUES, JOHNSON-ROSS, LOAD KING, LORAIN, MORRISON, O&K, P&H, PAYHAULER, PEGSON, PEINER, POWERSCREEN, PPM, RE-TECH, ROYER, SCHAEFF, SIMPLICITY, STANDARD HAVENS, TATRA, TELELECT, and UNIT RIG trademarks. The P&H trademark is a registered trademark of Joy Global, Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period of time. All other trademarks and trade names of the Company referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

The Company has many patents that it uses in connection with its operations, and most of the Company's products contain some proprietary components. Many of these patents and related proprietary technology are important to the production of particular products of the Company; however, on the whole, the Company's patents, individually and in the aggregate, are not material to the business of the Company or its financial results nor does the Company's proprietary technology provide it with a competitive advantage over its competitors.

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

Financial Information about Industry Segments, Geographic Areas, Export Sales and Major Customers

Information regarding foreign and domestic operations, export sales, segment information and major customers is included in Note T -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

Seasonal Factors

The Company's sales are seasonal, with more than half of the Company's sales being generated in the first two quarters of a calendar year. This seasonality is a result of the need of the Company's customers to have new equipment available for the spring, summer and fall construction season. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year.

Working Capital

The Company's businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Management believes that cash generated from operations, together with availability under the Company's bank credit facilities and cash on hand, provide the Company with adequate liquidity to meet the Company's operating and debt service requirements. For more detail on working capital matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Available Information

The Company maintains a website at www.terex.com. The Company makes available on its website under "Investors" - "SEC Filings", free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such material with the Securities and Exchange Commission. In addition, the Company makes available on its website under "Investors" - "Corporate Governance," free of charge, its Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from the Company.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries:

      Business Unit                         Facility Location                 Type and Size of Facility
      -------------                         -----------------                 -------------------------

Terex (Corporate Offices)...................Westport, Connecticut (1)         Office; 19,898 sq. ft.

                  Terex Construction

Atlas Terex.................................Delmenhorst, Germany              Office, manufacturing and warehouse;
                                                                                224,255 sq. ft.
Atlas Terex.................................Ganderkasee, Germany              Office, manufacturing and warehouse;
                                                                                362,281 sq. ft.
Atlas Terex.................................Loeningen, Germany                Manufacturing and warehouse;
                                                                                130,254 sq. ft.
Atlas Terex.................................Vechta, Germany                   Manufacturing and warehouse;
                                                                                280,238 sq. ft.
Atlas UK....................................Hamilton, Scotland                Office, manufacturing and warehouse;
                                                                                118,486 sq. ft.
B. L. Pegson................................Coalville, England                Office, manufacturing and warehouse;
                                                                                204,486 sq. ft.
Finlay......................................Omagh, Northern Ireland (1)       Office, manufacturing and warehouse;
                                                                                152,863 sq. ft.
Fuchs.......................................Bad Schoenborn, Germany           Office, manufacturing and warehouse;
                                                                                237,839 sq. ft.
Powerscreen.................................Dungannon, Northern Ireland (1)   Office, manufacturing and warehouse;
                                                                                330,000 sq. ft.
Schaeff ....................................Langenburg, Germany               Office, manufacturing and warehouse;
                                                                                102,102 sq. ft.
Schaeff ....................................Gerabronn, Germany                Office, manufacturing and warehouse;
                                                                                146,842 sq. ft.
Schaeff ....................................Rothenburg, Germany (2)           Office, manufacturing and warehouse;
                                                                                97,303 sq. ft.
Schaeff ....................................Crailsheim, Germany               Office, manufacturing and warehouse;
                                                                                185,384 sq. ft.
Schaeff.....................................Clausnitz, Germany                Office, manufacturing and warehouse;
                                                                                83,573 sq. ft.
TEL.........................................Motherwell, Scotland (1)          Office, manufacturing and warehouse;
                                                                                473,000 sq. ft.

Terex Compact Equipment,
  Benford & Fermec..........................Coventry, England (1)             Office, manufacturing and warehouse;
                                                                                326,000 sq. ft.
TerexLift...................................Perugia, Italy                    Office, manufacturing and warehouse;
                                                                                113,834 sq. ft.
Terex Parts Distribution Center.............Southaven, Mississippi (1)        Office and warehouse; 505,000 sq. ft.

                  Terex Cranes

American Crane..............................Wilmington, North Carolina        Office, manufacturing and warehouse;
                                                                                572,200 sq. ft.
Comedil  ...................................Fontanafredda, Italy              Office, manufacturing and warehouse;
                                                                                100,682 sq. ft.
Comedil  ...................................Milan, Italy (1)                  Manufacturing and warehouse;
                                                                                27,000 sq. ft.
Demag.......................................Bierbach, Germany (1)             Warehouse and manufacturing;
                                                                                186,676 sq. ft.
Demag.......................................Pecs, Hungary (1)                 Office and manufacturing;
                                                                                75,987 sq. ft.
Demag.......................................Wallerscheid, Germany (1)         Office, warehouse and manufacturing;
                                                                                 350,336 sq. ft.
Demag.......................................Zweibrucken, Germany              Office, manufacturing and warehouse;
                                                                                445,203 sq. ft.
PPM S.A.S. .................................Montceau-les-Mines, France        Office, manufacturing and warehouse;
                                                                                418,376 sq. ft.
Terex Cranes - Waverly......................Waverly, Iowa                     Office, manufacturing and warehouse;
                                                                                311,920 sq. ft.
Terex Italia................................Crespellano, Italy                Office, manufacturing and warehouse;
                                                                                68,501 sq. ft.
Terex Lifting Australia.....................Brisbane, Australia (1)           Office, manufacturing and warehouse;
                                                                                42,495 sq. ft.
                  Terex Aerial Work Platforms

Genie.......................................Redmond, Washington (1)           Office, manufacturing and warehouse;
                                                                                1,012,052 sq. ft. (3)
Genie.......................................Moses Lake, Washington (1)        Office, manufacturing and warehouse;
                                                                                422,334 sq. ft. (4)
Terex Handlers..............................Baraga, Michigan                  Office, manufacturing and warehouse;
                                                                                53,620 sq. ft.
                  Terex Mining

O&K Mining..................................Dortmund, Germany (1)             Office, manufacturing and warehouse;
                                                                                775,000 sq. ft.
Unit Rig & Payhauler........................Tulsa, Oklahoma                   Office and warehouse; 375,587 sq.ft.

                  Terex Roadbuilding, Utility Products and Other

Amida.......................................Rock Hill, South Carolina.        Office, manufacturing and warehouse;
                                                                                121,020 sq. ft.
Bartell.....................................Brampton, Ontario, Canada         Office, manufacturing and warehouse;
                                                                                 32,509 sq. ft.
Bid-Well....................................Canton, South Dakota              Office, manufacturing and warehouse;
                                                                                 70,760 sq. ft.
Cedarapids..................................Cedar Rapids, Iowa                Office, manufacturing and warehouse;
                                                                                608,423 sq. ft.
CMI.........................................Oklahoma City, Oklahoma           Office, manufacturing and warehouse;
                                                                                634,592 sq. ft.

CMI--Cifali.................................Cachoeirinha, Brazil              Office, manufacturing and warehouse;
                                                                                83,000 sq. ft.
Jaques......................................Melbourne, Australia (1)          Office, manufacturing and warehouse;
                                                                                36,000 sq. ft.
Jaques Malaysia.............................Subang Jaya, Malaysia (1)         Manufacturing and warehouse;
                                                                                111,200 sq. ft.
Jaques Thailand.............................Chomburi, Thailand                Manufacturing;
                                                                                79,500 sq. ft.
Load King...................................Elk Point, South Dakota           Office, manufacturing and warehouse;
                                                                                92,700 sq. ft.
Simplicity..................................Durand, Michigan                  Office, manufacturing and warehouse;
                                                                                167,000 sq. ft.
Tatra.......................................Koprivnice, Czech Republic         Office, manufacturing and warehouse;
                                                                                4,886,907 sq. ft.
Telelect....................................Watertown, South Dakota           Office, manufacturing and warehouse;
                                                                                219,350 sq. ft.
Telelect (Terex Manufacturing)..............Huron, South Dakota               Manufacturing;
                                                                                88,000 sq. ft.
Terex Advance Mixer & ATC...................Fort Wayne, Indiana               Office, manufacturing and warehouse;
                                                                                160,000 sq. ft.

(1) These facilities are either leased or subleased by the indicated entity.
(2) Includes 54,134 sq.ft. which are leased by the indicated entity.
(3) Includes 122,944 sq.ft. of warehouse space subleased to others.
(4) Includes 105,584 sq. ft. of warehouse space subleased to others.

The Company also has numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. In 2002 and 2003, the Company acquired the utility equipment distributors Pacific Utility, Telelect Southeast, Commercial Body and Combatel (which now operate under the names Terex Utilities South and Terex Utilities West). These distributors have sales locations throughout the United States.

Management believes that the properties listed above are suitable and adequate for the Company's use. The Company has determined that certain of its properties in the United States and elsewhere exceed its requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list. The Company is actively marketing a number of these properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "TEX." The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                                                             2003                                      2002
                                             --------------------------------------   ---------------------------------------
                                              Fourth     Third    Second     First      Fourth    Third    Second    First
High........................................   $29.63    $23.50   $21.25    $13.43      $17.82    $22.49   $27.40    $23.79
Low.........................................   $18.65    $16.53   $12.34     $9.50      $9.90     $16.33   $21.20    $15.00

No dividends were declared or paid in 2003 or in 2002. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business and to pay down debt. The Company does not plan on paying dividends on the Common Stock in the near term. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of March 1, 2004, there were 1,397 stockholders of record of the Company's Common Stock.

On October 21, 2003, the Company issued 98,287 shares of its common stock that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). These shares, having a value of approximately $2 million at the time of issuance, were issued to the five former shareholders of Genie in connection with the Company's acquisition of all of the outstanding stock of Genie. The issuance was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, as this issuance of common stock did not involve a "public offering" pursuant to the Securities Act given the limited number and scope of persons to whom the securities were issued.

ITEM 6.  SELECTED FINANCIAL DATA

(in millions except per share amounts and employees)


                                                                           As of or for the Year Ended December 31,
                                                               -----------------------------------------------------------------
                                                                     2003        2002        2001          2000        1999
                                                               -----------------------------------------------------------------
 Summary of Operations
   Net sales...................................................$    3,897.1  $  2,797.4   $ 1,812.5    $  2,068.7   $ 1,856.6
   Income from operations.......................................       73.5        68.6       104.2         198.3       178.3
   Income (loss) from continuing operations before cumulative
     effect of change in accounting principle...................      (25.5)      (19.1)       12.8         102.4       172.9
   Income (loss) from discontinued operations...................      ---         ---         ---            (7.3)      ---
   Income (loss) before cumulative effect of change in
     accounting principle.......................................      (25.5)      (19.1)       12.8          95.1       172.9
   Net income (loss)............................................      (25.5)     (132.5)       12.8          95.1       172.9
   Goodwill amortization after tax..............................      ---         ---           9.7           9.9         8.1
   Net income (loss) excluding goodwill amortization (a)........      (25.5)     (132.5)       22.5         105.0       181.0
   Per Common and Common Equivalent Share:
     Basic
       Income (loss) from continuing operations................$       (0.53) $    (0.44)  $    0.46    $     3.77   $    7.14
       Income (loss) from discontinued operations...............      ---         ---         ---            (0.27)     ---
       Income (loss) before cumulative effect of change in
        accounting principle....................................       (0.53)      (0.44)       0.46          3.50        7.14
       Net income (loss)........................................       (0.53)      (3.07)       0.46          3.50        7.14
      Goodwill amortization after tax...........................      ---         ---           0.34          0.36        0.34
      Net income (loss) excluding goodwill amortization (a).....       (0.53)      (3.07)       0.80          3.86        7.48
     Diluted
       Income (loss) from continuing operations................$       (0.53) $    (0.44)  $    0.44    $     3.67   $    6.75
       Income (loss) from discontinued operations...............      ---         ---         ---            (0.26)     ---
       Income (loss) before cumulative effect of change in
        accounting principle....................................       (0.53)      (0.44)       0.44          3.41        6.75
       Net income (loss)........................................       (0.53)      (3.07)       0.44          3.41        6.75
       Goodwill amortization after tax..........................      ---       ---             0.34          0.35        0.32
       Net income (loss) excluding goodwill amortization (a)....       (0.53)      (3.07)       0.78          3.76        7.07
 Current Assets and Liabilities
   Current assets..............................................$    2,194.0  $  2,221.1   $ 1,383.0    $  1,242.4   $ 1,315.3
   Current liabilities..........................................    1,159.4     1,106.2       627.1         575.6       579.5
 Property, Plant and Equipment
   Net property, plant and equipment...........................$      370.1  $    309.4   $   173.9    $    153.9   $   172.8
   Capital expenditures.........................................       27.1        29.2        13.5          24.2        21.4
   Depreciation.................................................       55.2        35.9        22.5          23.0        17.6
 Total Assets..................................................$    3,723.8  $  3,625.7   $ 2,387.0    $  1,983.7   $ 2,177.5
 Capitalization
   Long-term debt and notes payable, including current
     maturities................................................$    1,361.6  $  1,561.2   $ 1,055.4    $    902.5   $ 1,156.4
   Stockholders' equity ........................................      876.7       769.2       595.4         451.5       432.8
   Dividends per share of Common Stock..........................      ---         ---        ----           ---         ---
   Shares of Common Stock outstanding at year end...............       48.8        47.4        36.4          26.8        27.5
 Employees......................................................   15,050      11,975       7,363         6,150       6,650

(a) Net income (loss) excluding goodwill amortization excludes the goodwill amortization expense, net of income tax, for periods prior to 2002. See Note C - "Accounting Change -- Business Combinations and Goodwill" to the Consolidated Financial Statements.
(b) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial
     Statements for a discussion of "Acquisitions," "Accounting Change - Business Combinations and Goodwill," "Restructuring and Other Charges," "Long-Term Obligations" and "Stockholders' Equity."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. On April 23, 2001, the Company announced that it was implementing a modified organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments: (i) Terex Americas and (ii) Terex Mining. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; and (iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. On July 1, 2003, the Company announced an agreement in principle to sell its worldwide electric drive mining truck business, and ceased reporting Terex Mining as a separate financial reporting segment. On December 10, 2003, Terex terminated the negotiation for the sale of the electric drive mining truck business, and has reinstated reporting of the Terex Mining segment. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Mining; and (v) Terex Roadbuilding, Utility Products and Other. All prior periods have been restated to reflect results based on these five business segments.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff, and TerexLift. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time. The Company acquired Atlas Weyhausen GmbH and its affiliates ("Atlas"), including Atlas Terex and Atlas UK, on December 28, 2001 and Schaeff, including Fuchs, on January 14, 2002. The results of Atlas and Schaeff are included in the Terex Construction segment since their respective dates of acquisition.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM and RO-Stinger. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time. The Company acquired Demag and its affiliates on August 30, 2002. The results of Demag are included in the Terex Cranes segment since its date of acquisition.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment and telehandlers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products currently are marketed principally under the Genie and Terex brand names.

The Terex Mining segment designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals. Currently, Terex Mining products are marketed principally under the following brand names: O&K, Payhauler, Terex and Unit Rig. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military operations. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name. The Company, through TFS, also offers customers loans and leases originated by GE Capital to assist in the acquisition of all of the Company's products. Jaques International
Holdings Pty. Ltd. and its affiliates (collectively, the "Jaques Group"), including Jaques, Jaques Malaysia and Jaques Thailand, were acquired on January 24, 2001. On October 1, 2001, the Company acquired CMI and its affiliates, including CMI-Cifali, Bid-Well and Load King. The Company acquired Pacific Utility on January 15, 2002, Telelect Southeast on March 26, 2002 and certain assets and liabilities of Terex Advance Mixer on April 11, 2002. On February 14, 2003, the Company acquired Commercial Body and Combatel. On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of Tatra, for a total of 71% ownership, and acquired a controlling interest in ATC. The results of the Jaques Group, CMI, Pacific Utility, Telelect Southeast, Terex Advance Mixer, Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.

Overview
--------

The Company is a diversified global manufacturer of capital equipment serving the construction, infrastructure and surface mining markets. Terex's strategy is to use its position as a low fixed and total cost manufacturer to provide its customers with the best return on their capital investment.

In 2003, the Company continued to operate under challenging market conditions. Recent acquisitions, such as Genie and Demag, made positive contributions, while tight end markets and currency moves (particularly the weakness of the U.S. dollar relative to other currencies in which the Company does business) negatively impacted the Company's financial performance.

The Company's focus during 2003 was on generating cash and reducing working capital invested in its businesses. The Company generated $384.1 million in cash from operating activities in 2003, as compared to $70.3 million generated in 2002 and a usage of $5.5 million in 2001. The Company was able to make use of this increased cash flow to reduce its long term debt, less current portion, to $1,274.8 million at the end of 2003 from $1,487.1 million at the end of 2002.

The Company anticipates a mix of end market conditions in 2004, with certain products anticipating recovering markets and others expecting continued sluggish markets. For example, the Company sees opportunities for growth in the Construction business resulting from initial signs of economic recovery and in the Mining business based on recovering commodity prices; however, the Company envisions a continued weak North American crane market and difficult end markets for the Roadbuilding business. Overall, an economic recovery in the markets served by the Company's businesses would have a beneficial impact on the Company's performance. A significant area of uncertainty for 2004 remains the impact of currency moves, particularly the relative strength of the U.S. dollar.

During 2004, the Company will continue to focus on cash generation, debt reduction and margin improvement initiatives. The Company recently initiated its TIP program aimed at improving the Company's internal processes and benefiting the Company's customers, investors and employees. As part of the TIP objectives, Terex management will have a particular focus on achieving a number of key objectives including revenue growth, through a combination of expansion into markets not currently served and by increasing market share in existing products, and improving the Company's return on invested capital, through reducing working capital requirements as a percentage of sales and by improving operating margins through reducing the total cost of manufacturing products.

Restructuring
-------------

The Company has initiated numerous restructuring programs since 2000. These programs were initiated in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not negatively impacted operating results or the Company's liquidity. These initiatives are intended to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. See Note F - "Restructuring and Other Charges" in the Company's Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

2003 Compared with 2002
-----------------------

Terex Consolidated

                                         2003                        2002
                                 ---------------------     --------------------------
                                              % of                         %                  % Change In
                                              Sales                       of Sales          Reported Amounts
                                             ---------                 --------------      --------------------
                                               ($ amounts in millions)
Net Sales                         $ 3,897.1                 $ 2,797.4                           +39.3%
Gross Profit                          518.5     13.3%           356.7         12.8%             +45.4%
SG&A                                  393.7     10.1%           288.1         10.3%             +36.7%
Goodwill Impairment                    51.3      1.3%           ---          ---                ---
Income from Operations            $    73.5      1.9%       $    68.6          2.5%              +7.1%


During 2003,  the Company  successfully  completed the  integration  of both the
Demag and Genie acquisitions and successfully completed many of the restructuring programs launched in 2002 to reduce production costs and rationalize product offerings. The Company also generated approximately $384 million of cash from operations and reduced its net debt (defined as total debt less cash) by $314.9 million during 2003. In addition, the Company acquired a majority interest in Tatra, ATC, Commercial Body and Combatel, and launched TFS to offer financial solutions to its customers in the United States and Europe.

Total net sales for 2003 were $3,897.1 million, an increase of $1,099.7 million when compared to the same period in 2003. The acquisitions of Demag, Genie, Commercial Body, Combatel, Tatra, ATC and Terex Advance Mixer increased sales in 2003 by a total of $928.6 million. Approximately 61% of the Company's sales in 2003 were made by businesses that operate primarily in currencies other than the U.S. dollar. During 2003, the value of the U.S. dollar declined relative to many of these foreign currencies. As a result, when these sales denominated in foreign currencies were translated into U.S. dollars, there was an increase in net sales of $222 million when compared to 2002 due to the variation of the exchange rates.

Total gross profit for 2003 was $518.5 million, an increase of $161.8 million when compared to 2002. Gross profit increased by approximately $164 million as a result of the Genie, Demag, Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer acquisitions. Gross profit increases in the Mining business were offset by lower margins earned during 2003 in the North American cranes business as well as in the Utility and Roadbuilding businesses.

During 2003, the Company incurred approximately $83 million of restructuring and other costs (excluding a $51.3 million goodwill impairment charge), an increase of $7 million over the prior year, primarily related to:

     o Efforts associated with restructuring the Roadbuilding business to operate profitably in light of the continuing weakness in demand for its products;
     o Costs incurred in the Cranes segment to complete projects initiated in 2002;
     o Costs to complete the exit of product lines and consolidate manufacturing facilities in the Construction group;
     o    Costs related to the extinguishment of debt; and
     o    Costs related to the Company's deferred compensation plan.

During 2002, the Company incurred approximately $76 million of restructuring and other costs, primarily as a result of:

     o Eliminating duplicate production capacity, distribution and products created by the acquisition of Genie and Demag;
     o    Costs incurred with rightsizing the Roadbuilding business; and
     o    Facility consolidations in the Construction and Mining businesses.

During the second quarter of 2003, the Company recorded a charge of $51.3 million for the impairment of goodwill in the Roadbuilding unit of the Terex Roadbuilding, Utility Products and Other segment.

Total selling, general and administrative costs ("SG&A") increased by $105.6 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body, Combatel, Terex Advance Mixer, Tatra and ATC increased SG&A by approximately $82 million when compared to 2002. The impact of a weaker dollar relative to the British Pound and Euro accounted for the majority of the remaining increase in SG&A in 2003 when compared to 2002.

Terex Construction

                                           2003                        2002
                                  -----------------------     -----------------------
                                                % of                       % of             % Change In
                                                Sales                       Sales         Reported Amounts
                                              -----------                  ----------    ----------------------
                                                   ($ amounts in millions)
Net Sales                          $ 1,359.5                  $ 1,174.5                          +15.8%
Gross Profit                           172.4      12.7%           164.7      14.0%                +4.7%
SG&A                                   118.1       8.7%           107.7       9.2%                +9.7%
Income from Operations             $    54.3       4.0%       $    57.0       4.9%                (4.7%)


Net sales in the Terex Construction segment increased by $185.0 million for 2003 when compared to 2002 and totaled $1,359.5 million. Approximately 64% of the increase in sales over 2002 was due to the translation effect from a weaker U.S. dollar relative to the British Pound and Euro. Excluding the impact of foreign exchange translation, sales increased in the heavy construction equipment product category as well as in the Powerscreen mobile crushing and screening product category when compared to 2002. In the heavy construction equipment product category, sales increased relative to 2002 as a result of better performance across all products in the United States as well as improved sales of articulated trucks and Atlas and Fuchs products in Europe. These gains were partially offset by lower sales relative to 2002 of compact construction equipment. The Company continues to focus on increasing sales in North America by expanding its presence in the compact equipment market and by using the Genie sales force to penetrate the North American rental markets.

Gross profit in the Terex Construction segment increased by $7.7 million in 2003 when compared to 2002 and totaled $172.4 million. Restructuring and other charges decreased by $5.3 million for 2003 when compared to 2002 and totaled $6.6 million. Included in gross profit for 2003 are charges related to the closure of the Company's pressure vessel container business, consolidation of its Powerscreen facilities and period costs related to the consolidation of its compact construction equipment and loader backhoe facilities in the United Kingdom. Gross profit as a percentage of sales has been unfavorably impacted by the continued weakening of the U.S. dollar relative to the Euro and British Pound in 2003.

Gross profit as a percentage of sales fell to 12.7% in 2003 as compared to 14.0% in 2002. Restructuring and other costs fell to 0.5% of sales for 2003 when compared to 1.0% for 2002, as the Company completed the majority of its facility consolidations launched in 2002. Gross profit as a percentage of sales improved in the Atlas business in 2003, as sales expanded in Europe and the business realized improved selling margins relative to 2002 levels. Gross profit relative to 2002 increased as a result of improved sales of Fuchs products in the United States and from improved selling margins realized in Spain. Overall gross profit was negatively impacted by the impact of the weak U. S. dollar on products exported from Europe into the United States.

SG&A costs increased by 9.7% in 2003 when compared to 2002 and totaled $118.1 million. The increase in SG&A costs was due primarily to the impact of a weaker U.S. dollar on SG&A costs reported in Euro and British Pounds and an increase in bad debt charges. These costs, while relatively unchanged when expressed in Euro and British Pounds, increased when translated to U.S. dollars. Lower restructuring costs offset the unfavorable impact of a weaker U.S. dollar relative to these currencies and other charges incurred in 2003 relative to 2002. In 2003, the Terex Construction segment incurred $1.3 million of restructuring and other charges as compared to $4.2 million in 2002.

Income from operations in 2003 fell to $54.3 million or 4% of sales when compared to operating profit of $57.0 million or 4.9% in 2002.

Terex Cranes

                                             2003                        2002
                                    -----------------------     -----------------------
                                                  % of                       % of           % Change In Reported
                                                  Sales                      Sales                       Amounts
                                                -----------                ----------     --------------------------
                                                     ($ amounts in millions)
Net Sales                            $ 1,005.1                  $717.9                              +40.0%
Gross Profit                             102.5       10.2%        57.1       8.0%                   +79.5%
SG&A                                      86.6        8.6%        55.1       7.7%                   +57.2%
Income from Operations               $    15.9        1.6%      $  2.0       0.3%                  +695.0%


Net sales for the Terex Cranes segment in 2003 increased by $287.2 million and totaled $1,005.1 million when compared to $717.9 million in 2002. The increase was due to the acquisition of Demag, acquired on August 30, 2002. Sales of tower cranes increased by approximately 29% relative to 2002, primarily as a result of a weaker U.S. dollar relative to the Euro. Sales of cranes and boom trucks in the United States declined by approximately 24% relative to 2002 as a result of continued weakness in the construction and rental equipment markets. The Company continues to focus on expanding sales by expanding its market share and distribution throughout Europe. In North America, the Company continues to focus on maintaining market share while the overall market for its products remains flat.

Gross profit in 2003 increased by $45.4 million relative to 2002 and totaled $102.5 million. Restructuring charges and other non-recurring items totaled $14.6 million in 2003. These costs were primarily related to the closure of the Peiner tower crane facility in Trier, Germany and rationalization of products offered under the Peiner name, costs associated with the closure of the boom truck facility in Olathe, Kansas and inventory value adjustments related to discontinuance of products offered under the PPM brand that duplicated products added through the acquisition of Demag. Restructuring and other costs totaled $31.3 million in 2002. These costs related primarily to the elimination of duplicate products created by the acquisition of Demag and Genie and from facility consolidation and down sizing programs launched in response to current and expected market demand.

Gross profit earned in 2003 increased relative to 2002 primarily due to the acquisition of Demag and reduced restructuring charges. Gross profits were also favorably impacted in 2003 relative to 2002 from improved volumes and selling margins in the European crane businesses. These gains were partially offset by an 88% decline in gross profit in the North American crane businesses in 2003 from 2002. This decline was a result of weak demand for cranes and boom trucks in the United States and the resulting impact on selling margins and factory productivity.

SG&A costs in 2003 totaled $86.6 million, an increase of 57.2% over the same period in 2002. Restructuring and other charges included in SG&A costs totaled $1.1 million in 2003 compared to $2.5 million in 2002. SG&A costs in the North American cranes businesses fell by approximately 14%, as the Company completed its facility consolidation and reduced spending in response to weak market demand. The full year effect of the Demag acquisition accounted for the majority of the remaining increase in SG&A costs in 2003 when compared to 2002.

Income from operations for the twelve months ending December 31, 2003 totaled $15.9 million compared to $2.0 million for the same period in 2002.

Terex Aerial Work Platforms

                                          2003                       2002
                                 -----------------------     ---------------------
                                              % of                          % of       % Change in Reports
                                               Sales                        Sales                   Amount
                                             -----------                 ---------     --------------------
                                               ($ amounts in millions)
Net Sales                        $    583.6                   $   149.4                      +290.6%
Gross Profit                          127.2       21.8%            21.2     14.2%            +500.0%
SG&A                                   59.4       10.2%            17.0     11.4%            +249.4%
Income from Operations           $     67.8       11.6%       $     4.2      2.8%          +1,514.3%

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. As a result,  the  2003  performance  of  this  segment  reflects  twelve  months  of operations, while the 2002 performance reflects less than four months of operations for the majority of this segment's operations. Accordingly, comparisons between the years must be reviewed in this context.

Total sales for the Terex Aerial Work Platforms segment in 2003 were $583.6 million, an increase of $434.2 million when compared to 2002. The increase is due to the inclusion of Genie for the full year ending December 31, 2003. Genie was acquired on September 18, 2002. When compared to 2002, Genie's sales were positively impacted by increased demand from rental customers. In addition, Genie's export business has benefited from a weaker U.S. dollar relative to the Euro and British Pound as Genie's manufacturing costs are primarily denominated in U.S. dollars.

Total gross profit for the Terex Aerial Work Platforms segment for 2003 was $127.2 million, an increase of $106.0 million when compared to 2002. The increase is primarily due to the inclusion of Genie for the full year ending December 31, 2003. Gross margins in the Genie business were positively impacted by improvements in the North American rental markets as well as by the benefit of the weaker U.S. dollar on Genie's export business. Gross profit realized by the U.S. telehandler business also improved relative to 2002, as better selling margins were realized.

Total SG&A costs for 2003 totaled $59.4 million, an increase of $42.4 million from 2002. The increase is due primarily to the inclusion of Genie for the full year ending December 31, 2003.

Income from operations for the Terex Aerial Work Platforms segment for 2003 was $67.8 million, an increase of $63.6 million from 2002. The increase is due primarily to the inclusion of Genie for the full year ending December 31, 2003.

Terex Mining

                                           2003                       2002
                                  -----------------------     ----------------------
                                                 % of                        % of         % Change In Reported
                                                 Sales                       Sales                     Amounts
                                              -----------                 ----------      -----------------------
                                               ($ amounts in millions)
Net Sales                         $    294.5                  $    282.8                           +4.1%
Gross Profit                            48.7       16.5%            22.9       8.1%              +112.7%
SG&A                                    34.3       11.6%            27.3       9.7%               +25.6%
Income from Operations            $     14.4        4.9%      $     (4.4)     (1.6%)              ---


Net sales in the Terex Mining segment increased by $11.7 million to $294.5 million in 2003 compared to $282.8 million in 2002. Parts sales were positively impacted by foreign currency fluctuations in Europe, Australia and South Africa as well as an increase in demand in the United States. These gains were partially offset by continued weakness in demand for mining trucks and a decrease in shovel sales in Canada. Demand for the Terex Mining segment's products is dependent on expectations within the mining industry of future commodity prices, including those for coal and iron ore.

Gross profit increased by $25.8 million relative to 2002 and totaled $48.7 million. Gross profit in 2003 benefited from reduced warranty expenses ($3.6 million) and improved manufacturing efficiencies related to the closure of the Unit Rig facility in Tulsa, Oklahoma, as well as improved sales margins in the Terex Mining segment's South Africa facility. In addition, gross profit in 2002 included $6.8 million in restructuring charges related to the closure of the Tulsa, Oklahoma mining truck production facility ($4.2 million) and costs related to the exit of the rental of mining equipment and the production of large scrapers ($2.6 million) as well as an inventory valuation adjustment at the Unit Rig facility ($3.6 million).

SG&A expense increased by $7.0 million in 2003 relative to 2002, to a total of $34.3 million. This increase is primarily attributed to the weakening of the U.S. Dollar relative to the Euro, South African Rand and the Australian Dollar.

Income from operations for the Terex Mining segment was $14.4 million in 2003 or 4.9% of sales, an increase of $18.8 million from an operating loss of $4.4 million in 2002. This improvement in operating income is a result of foreign currency fluctuations, the increase of gross profit at Unit Rig as discussed above, improved margins in South Africa and the impact of restructuring and other charges on 2002 operating income.

Terex Roadbuilding, Utility Products and Other


                                                2003                       2002
                                       -----------------------     ---------------------
                                                     % of                       % of           % Change In Reported
                                                     Sales                      Sales                       Amounts
                                                    ----------                 ---------       ------------------------
                                                           ($ amounts in millions)
Net Sales                              $  711.9                    $ 562.4                           +26.6%
Gross Profit                               68.3       9.6%            91.4      16.3%                (25.3%)
SG&A                                       79.2      11.1%            73.0      13.0%                 +8.5%
Goodwill Impairment                        51.3       7.2%           ---        ---                  ---
Income (Loss) from Operations          $  (62.2)     (8.7%)        $  18.4       3.3%                ---

Total sales for the Terex Roadbuilding, Utility Products and Other segment for 2003 were $711.9 million, an increase of $149.5 million when compared to 2002. The acquisitions of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased sales relative to 2002 by $144.1 million. Sales of roadbuilding products in 2003 declined relative to 2002 levels due to continued uncertainty regarding state and federal funding levels for road construction and repair projects in the United States. This decline was partially offset by rental revenues generated by Terex's rental business in the United States. With the acquisition of Commercial Body and Combatel in 2003, the Company is positioned to focus on expanding into the investor owned utility market. This provides an opportunity to sell both Terex Utility Products and Terex compact construction equipment to a previously underserved market. In addition, the Company continues to identify new market opportunities for its off-road trucks manufactured by Tatra and ATC.

Gross profit for 2003 totaled $68.3 million, a decrease of $23.1 million when compared to 2002. Total restructuring and other charges for 2003 totaled $30.3 million, or 4.4% of sales, and relate primarily to inventory reductions to reflect a decrease in forecasted demand and to exit certain economically unviable niche product lines. Restructuring and other charges for the same period in 2002 totaled $16.4 million or 2.9% of sales. Gross profit from the acquisition of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased 2003 gross profit by $13.4 million when compared to 2002. Gross profit earned by the Light Construction business increased by 47%. This increase is attributable to higher sales volume relative to 2002 as well as the savings realized during 2003 associated with the October 2002 closure of the Memphis, Tennessee production facility. These gains were offset by lower margins realized in the Roadbuilding businesses in 2003 when compared to 2002.

SG&A costs for the Terex Roadbuilding, Utility Products and Other segment for 2003 totaled $79.2 million, an increase of $6.2 million when compared to 2002. Restructuring and other charges in 2003 totaled $2.1 million, primarily as a result of the product line exits described above. Restructuring and other charges in 2002 totaled $1.3 million. The acquisitions of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased SG&A costs by $10.7 million in 2003 relative to 2002. TFS, the Company's subsidiary that arranges financing for customers, began operations on January 1, 2003 and increased SG&A costs by $5.0 million compared to 2002. These increases were partially offset by lower costs incurred in the Roadbuilding businesses, where the Company has reduced costs in response to continued weak demand, by lower costs arising from the Light
Construction facility consolidation initiated in 2002 and by lower costs resulting from the Company's exit from the business of its EarthKing Internet subsidiary in late 2002.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. As of December 31, 2003, funding for road projects have remained at historically low levels as federal and state budgets have been negatively impacted by a weak economy and costs related to the U.S. efforts in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects will not improve significantly in the short term. In addition, the outlook assumed that the Company will continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Based on the revised fair value of the reporting unit, a goodwill impairment of $51.3 million was recognized during the second quarter of 2003.

Income (loss) from operations for the Terex Roadbuilding, Utility Products and Other segment for 2003 was a loss of $62.2 million compared to a profit of $18.4 million for 2002. The aforementioned goodwill impairment reduced operating profit in 2003 by $51.3 million when compared to 2002. In addition, restructuring and other charges totaled $32.4 million in 2003 and were related primarily to product rationalization and a reduction of inventory in certain niche product lines due to a decrease in demand. Restructuring and other one-time charges totaled $17.2 million in 2002 or 3.1% of sales. Operating profit from the acquisition of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased operating profit in 2003 when compared to 2002 by $2.7 million. This increase was offset by losses incurred by TFS during its first year of operations and by operating losses generated by the Company's re-rental business.

Net Interest Expense

Net interest expense for 2003 totaled $ 92.8 million, an increase of $7.4 million when compared to 2002. This increase is primarily due to higher average bank debt balances related to the acquisitions of Demag and Genie in 2002 and a reduction in the benefits recognized related to interest rate hedges.

Other Income (Expense) - Net

Other income (expense) for 2003 was income of $0.4 million compared to an expense of $4.2 million for 2002. During 2002, the Company recorded a loss of $2.6 million related to its Internet commerce investments, a loss of $1.7 million related to its equity investment in Tatra (which reflects the Company's share of Tatra's operating loss) and a loss of $12.4 million related to the divestiture of its Holland Lift and Brimont businesses, which divested businesses were included in the Terex Cranes segment and manufactured and distributed products the Company deemed to be non-strategic. Partially offsetting these expenses were a $9.5 million benefit associated with a favorable judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business and a $5.5 million gain on a foreign currency hedge initiated in connection with the acquisition of Demag.

Loss on Retirement of Debt

The Company initiated two debt reductions during 2003. On June 30, 2003, the Company redeemed $50.0 million aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). In connection with this redemption the Company recognized a loss of $1.9 million. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write-off of unamortized original issuance discount ($1.6 million) and the write-off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to fair value interest rate swaps previously closed on this debt ($2.1 million). On November 25, 2003, the Company sold and issued $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"). The net proceeds from the issuance of the 7-3/8% Notes, together with cash on hand of approximately $119 million, were used to retire the remaining $200 million aggregate principal amount of the 8-7/8% Notes and prepay approximately $200 million of the Company's existing bank term loans. In connection with these retirements of debt, the Company recognized a loss of $9.0 million. The loss was comprised of the payment of an early redemption premium, the write-off of unamortized debt acquisition costs and original issue discount, which were partially offset by gains related to fair value interest rate swaps.

Income Taxes

During 2003, the Company recognized a benefit from income taxes of $9.8 million on a loss before income taxes of $35.3 million, an effective rate of 28%, as compared to income tax benefit of $9.1 million on loss from continuing operations before income taxes of $28.2 million, an effective rate of 32%, in the prior year. The 2003 effective tax rate differs from the prior period primarily due to a goodwill impairment charge recorded during the second quarter of 2003 that is partially non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates.

Cumulative Effect of Change in Accounting Principle

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in 2002. See "Critical Accounting Policies," below, for additional information on these charges. This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Mining Segment) ($105.7 million, net of income taxes), and the Light Construction Group (Terex Roadbuilding, Utility Products and Other Segment) ($26.2 million, or $18.1 million, net of income taxes). This charge was partially offset by a one-time gain ($17.8 million, $10.7 million net of income taxes) recognized on January 1, 2002 in the Fermec business. The purchase price paid by the Company to acquire Fermec was less than the net assets acquired in the transaction. Prior to January 1, 2002, the difference was recorded as a deferred credit in goodwill. As required by SFAS No. 141, this credit balance was recognized as a cumulative effect adjustment on January 1, 2002.

2002 Compared with 2001
-----------------------

Terex Consolidated

                                           2002                      2001
                                   ---------------------     ----------------------
                                                 % of                       % of                  % Change In
                                                  Sales                      Sales            Reported Amounts
                                               ---------                 ----------       ---------------------
                                                  ($ amounts in millions)
Net Sales                           $ 2,797.4                 $ 1,812.5                              +54.3%
Gross Profit                            356.7     12.8%           272.4      15.0%                   +30.9%
SG&A                                    288.1     10.3%           168.2       9.3%                   +71.3%
Income from Operations              $    68.6      2.5%       $   104.2       5.7%                   (34.2%)


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

SG&A expense increased to $288.1 million in 2002 from $168.2 million in 2001. Businesses acquired in 2001 and 2002 added $106.4 million of SG&A expense in 2002. Restructuring and other one-time costs, as described above and more fully in Note F - "Restructuring and Other Charges" to the Consolidated Financial Statements, increased by $6.2 million in 2002 and totaled $12.9 million.

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

Terex Construction

                                           2002                        2001
                                  -----------------------     -----------------------
                                                 % of                        % of         % Change In Reported
                                                 Sales                        Sales                    Amounts
                                              -----------                  ----------    -----------------------
                                                     ($ amounts in millions)
Net Sales                          $ 1,174.5                      $  702.1                      +67.3%
Gross Profit                           164.7       14.0%             101.7    14.5%             +61.9%
SG&A                                   107.7        9.2%              53.0     7.5%            +103.2%
Income from Operations             $    57.0        4.9%          $   48.7     6.9%             +17.0%

Sales in the Terex Construction segment increased by 67% to $1,174.5 million in 2002 from $702.1 million in 2001. Excluding the impact of acquisitions in 2001 and 2002, sales increased by 9% to $806.0 million from $739.1 million in 2001. Sales of loader backhoes increased by 16% or $16.2 million in 2002 as the Company continued to expand distribution in the United States. Sales of Benford's line of compaction equipment increased by 29% or $21.8 million as a result of continued strong fleet purchases in Europe. Sales of Powerscreen products increased by 20% or $45.3 million over 2001 levels as end users continued a shift in demand towards mobile crushing and screening units away from fixed plants. Sales of articulated trucks declined by 4% or $7.3 million due to decreased demand in the United States and Europe. Sales of Atlas (acquired December 28, 2001) and Schaeff (acquired January 14, 2002) products totaled $401.1 million in 2002.

Gross profit in the Terex Construction segment increased by $63.0 million to $164.7 million in 2002 relative to 2001's gross profit of $101.7 million. During 2002, several restructuring programs were initiated to consolidate production facilities and exit non-core lines of business. In 2002, restructuring charges included in gross profit totaled $11.9 million or a $5.7 million increase in restructuring costs over 2001 levels. Gross profit in 2002 was positively impacted by the acquisition of Schaeff and Atlas. These businesses contributed $57.3 million of gross profit during 2002. Gross profit in 2002 was favorably impacted by $5.2 million due to growth in the Fermec and Benford businesses. Fermec benefited from increased penetration into the U.S. market and Benford benefited from stronger rental fleet purchases in Europe. Gross profit in the U.K. material handlers business increased by $1.0 million as the Company realized the benefit of a factory consolidation initiated in late 2001. Gross profit in the Powerscreen businesses increased as a result of growth in new markets such as India as well as continued demand for the business's mobile crushing products. These positive trends were partially offset by a decline in gross profit earned in the articulated truck business, where the Company continues to adjust production to reflect a general reduction in demand. Gross profit was unfavorably impacted in 2002 by weakness seen in the UK based equipment rental business. During the fourth quarter of 2002, the Company initiated a restructuring program to exit certain non-core rental businesses and continues to explore options to improve the overall profitability of the European rental business.

SG&A expense in the Terex Construction segment increased by $54.7 million from 2001 and totaled $107.7 million in 2002. Acquisitions in 2001 and 2002 accounted for the majority of the increase. SG&A expense for the Schaeff and Atlas businesses totaled $42.9 million in 2002. In addition, the Company initiated several restructuring programs during 2002 to respond to market conditions. The cost of these programs, $4.1 million, is an increase of $2.9 million over 2001's restructuring activities. SG&A expense in the Powerscreen business increased by approximately $3 million in 2002 due to higher sales levels in 2002. As a percentage of revenue, Powerscreen's SG&A expense declined slightly.

Income from operations for the Terex Construction segment increased by $8.3 million in 2002 and totaled $57.0 million. Restructuring activities in 2002 totaled $16.0, an increase of $8.6 million. Income from operations for the Atlas and Schaeff business, acquired on December 25, 2001 and January 14, 2002, respectively totaled $14.3 million. As of January 1, 2002, the Company ceased amortization of goodwill, consistent with the requirements of SFAS No. 142. The resulting benefit realized in income from operations in 2002 was $5.1 million.

Terex Cranes

                                            2002                        2001
                                   -----------------------     -----------------------
                                                  % of                         % of            % Change In Reported
                                                  Sales                        Sales                        Amounts
                                               -----------                  ----------     --------------------------
                                                         ($ amounts in millions)
Net Sales                          $    717.9                  $ 492.5                                  +45.8%
Gross Profit                             57.1        8.0%         56.1       11.4%                       +1.8%
SG&A                                     55.1        7.7%         43.8        8.9%                      +25.8%
Income from Operations             $      2.0        0.3%      $  12.3        2.5%                      (83.7%)

Sales in the Terex Cranes segment increased by 46% to $717.9 million in 2002 from $492.5 million in 2001. Excluding the impact of acquisitions, net of divestitures, sales in the Terex Cranes segment increased by 6% to $499.2 million in 2002 from sales of $471.1 million in 2001. In 2002, the Cranes segment sold a large, first time order of material handlers to the United States Marine Corps with a value of approximately $33 million. This contract was completed in the third quarter of 2002. Sales were also favorably impacted by increased demand for the segment's truck mounted cranes as well as by increased demand for its Italian produced mobile cranes. Sales were negatively impacted by continued weak demand for mobile and rough terrain cranes in the United States as these products contributed to a sales decline of 18% in 2002 or $31.5 million relative to 2001 sales levels. Demag sales since its date of acquisition (August 30, 2002) totaled $201.8 million.

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

SG&A expense in the Terex Cranes segment increased by $11.3 million versus 2001 to a total of $55.1 million. SG&A expense in 2002 included a restructuring charge of $2.5 million. The acquisition of Demag increased SG&A expense in 2002 by $16.5 million. Excluding the acquisition of Demag, operating expense decreased by $3.0 million. A significant portion of the reduction is a result of consolidating the mobile crane facility in Conway, South Carolina into the Waverly, Iowa facility during the fourth quarter of 2001. Further cost savings were realized in connection with the closure of the Cork, Ireland scissor lift facility. These initiatives were launched in response to a continued decline in demand for mobile cranes with less than 50 tons in capacity that materialized in late 2000 and continued through 2002.

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

Terex Aerial Work Platforms

                                            2002                       2001
                                   -----------------------    -----------------------
                                                  % of                        % of             Change in Reported
                                                 Sales                       Sales                        Amounts
                                               -----------                -----------        ---------------------
                                                     ($ amounts in millions)
  Net Sales                         $ 149.4                   $  37.0                                +303.8%
  Gross Profit                         21.2         14.2%         3.2         8.6%                   +562.5%
  SG&A                                 17.0         11.4%         2.5         6.8%                   +580.0%
  Income from Operations            $   4.2          2.8%     $   0.7         1.9%                   +500.0%

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. As a result, the 2002 performance of this segment includes more than three months of operations of the Genie group, while the 2001 performance does not include any results from the Genie group. Accordingly, comparisons between the years must be reviewed in this context.

Sales in the Terex Aerial Work Platforms segment totaled $149.4 million in 2002 and represent the impact of Genie since its date of acquisition by the Company, September 18, 2002. The period that corresponds with post-acquisition activity has typically been the weakest sales period of the year; however, in 2002 sales were marginally above the level of the comparative prior year period.

Gross profit in the Terex Aerial Work Platforms segment totaled $21.2 million in 2002 or 14.2% of sales. Included in the gross profit of $21.2 is a non-recurring reduction of gross profit of $4.1 million related to the effects of the required fair-value accounting of Genie. The fair value adjustments relate to acquired inventory. As of December 31, 2002, the remaining fair value adjustment in inventory was $0.8 million. The remaining fair value adjustment will be charged to cost of sales in 2003 as the associated inventory is sold to customers.

SG&A expense in the Terex Aerial Work Platforms segment totaled $17.0 million in 2002, resulting in operating profit of $4.2 million (or 2.8% of sales) in 2002. The Terex Aerial Work Platforms segment's gross profit and operating profit margins have improved over the prior period annual margins of approximately 9% and 2%, respectively. This improvement represents the impact of global restructuring activities and cost control initiatives initiated prior to acquisition by the Company as well as the consolidation of additional domestic production facilities subsequent to the acquisition.

Terex Mining

                                                 2002                        2001
                                       -------------------------     ----------------------
                                                       % of                        % of          % Change In Reported
                                                       Sales                      Sales                       Amounts
                                                   -------------                 ----------      -----------------------
                                                             ($ amounts in millions)
Net Sales                               $ 282.8                      $    266.2                             +6.2%
Gross Profit                               22.9          8.1%              40.2     15.1%                  (43.0%)
SG&A                                       27.3          9.7%              25.7      9.7%                   +6.2%
Income (Loss) from Operations           $  (4.4)        (1.6%)       $     14.5      5.4%                  ---


Net sales in the Terex Mining segment increased by 6.2% to $282.8 million in 2002 relative to 2001 sales volume of $266.2 million. Sales of mining shovels increased by approximately 14% or $16.4 million due to increased demand in Australia and Canada. Sales of mining shovels in Canada were favorably impacted by higher oil prices. These gains were partially offset by continued weakness in demand for mining trucks.

Gross profit in the Terex Mining segment declined by $17.3 million relative to 2001 and totaled $22.9 million. Gross profit in 2002 includes one-time charges related to the closure of the Tulsa, Oklahoma mining truck production facility ($4.2 million) and costs related to the exit of the rental of mining equipment and the production of large scrapers ($2.6 million) as well as inventory valuation adjustments at the Unit Rig facility ($3.6 million). Gross profit earned on the sale of replacement parts declined by $10 million in 2002 when compared to 2001 levels. The decline is a result of selling an increased portion of replacement parts through dealers in an effort to minimize working capital requirements for the business. Margins earned on new machines sold in 2002 declined slightly from levels realized in 2001 as competitive pricing pressures were partially offset by the benefit of closing the Tulsa production facility.

SG&A expense in the Terex Mining segment increased by $1.6 million in 2002 relative to 2001, to a total of $27.3 million, primarily due to higher expenditures on product engineering as well as on increased administrative costs.

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

Terex Roadbuilding, Utility Products and Other

                                                2002                        2001
                                       -----------------------      ---------------------
                                                        % of                       % of            % Change In Reported
                                                        Sales                      Sales                        Amounts
                                                    ----------                 ----------       ------------------------
                                                           ($ amounts in millions)
Net Sales                               $  562.4                   $  365.5                            +53.9%
Gross Profit                                91.4      16.3%            66.5        18.2%               +37.4%
SG&A                                        73.0      13.0%            40.5        11.1%               +80.2%
Income (Loss) from Operations           $   18.4       3.3%        $   26.0         7.1%               (29.2%)


Sales in the Terex Roadbuilding, Utility Products and Other segment increased by 54% or $196.9 million in 2002 from $365.5 million in 2001. Excluding the impact of acquisitions in 2001 and 2002, sales decreased by 15% to $279.8 million in 2002 from sales of $328.7 million in 2001. Sales were negatively impacted by continued weak demand for asphalt and cement pavers along with hot mix asphalt plants. Demand for these products has been negatively impacted by uncertainty surrounding state and federal funding for road improvements. Sales of these products decreased by approximately 13% in 2002 relative to 2001. Demand for utility products, excluding the acquisition of Pacific Utility and Telelect Southeast, declined by 14% or $16.6 million in 2002 relative to 2001. Demand for the Company's products that serve the telecommunications industry remained weak in 2002 as a result of overcapacity in the telecommunications sector. During 2002 the Company acquired Pacific Utility and Telelect Southeast to expand Company owned distribution for Telelect's products. Sales from these businesses totaled $78.5 million from their respective dates of acquisitions in 2002. Sales of light construction products continued to decline as customer consolidation and slowing end market demand negatively impacted sales. Sales of light construction products decreased by 21% or $11.0 million in 2002 relative to 2001 levels. Sales from Terex Advance Mixer, a producer of front discharge cement mixers, totaled $49.9 million from its date of acquisition of April 11, 2002.

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

SG&A expense in the Terex Roadbuilding, Utility Products and Other segment increased by $32.5 million in 2002 relative to 2001 to a total of $73.0 million. The acquisition of Terex Advance Mixer, Pacific Utility and Telelect Southeast increased SG&A expense by $9.3 million in 2002 when compared to 2001. The inclusion of a full year of expense for CMI, acquired on October 1, 2001, increased 2002 SG&A expense by $24.3 million when compared to 2001. Restructuring costs in 2002 totaled $1.3 million, an increase of $0.8 million from $0.5 million in 2001. In late 2001, the Company decided to significantly reduce its level of activity at its Internet business to match the level of revenue it was expected to generate. This accounted for a $3.1 million reduction in operating expense in 2002 relative to 2001.

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

Loss on Retirement of Debt

During 2002, the Company recorded a charge of $2.4 million to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the refinancing of loans under the Company's bank credit facilities on July 3, 2002.

During 2001, the Company recorded a charge of $5.7 million to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishments of debt in connection with the prepayment of principal of certain term loans under the Company's bank credit facilities.

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

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2003, reserves for excess and obsolete inventory totaled $59.4 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At December 31, 2003, reserves for potentially uncollectible accounts receivable totaled $38.2 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment as of December 31, 2003. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of December 31, 2003, the Company's maximum exposure to such credit guarantees is $328.2 million, including total guarantees issued by Demag and Genie of $216.4 million and $58.8 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note L - "Net Investment in Sales-Type Leases" in the Notes to the Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at December 31, 2003 is $36.5 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2003, the Company's maximum exposure pursuant to buyback guarantees is $45.7 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

Beginning in 2003 the Company recorded a liability for the estimated fair value of guarantees issued.

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

Goodwill & Acquired Intangible Assets - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. Acquired intangible assets generally include trade names, technology and customer relationships and are amortized over their estimated useful lives. The Company is required annually to review the value of its recorded goodwill and intangible assets to determine if either is potentially impaired. The initial recognition of intangible assets, as well as the annual review of the carrying value of goodwill and intangible assets, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the reporting units' weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

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

Accrued Warranties - The Company records accruals for unasserted warranty claims based on the Company's prior claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. These warranty costs are based upon management's assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Accrued Product Liability - The Company records accruals for product liability claims based on the Company's prior claim experience. Accruals for product liability claims are valued based upon the Company's prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company's director of product safety. The Company provides accruals for estimated product liability experience on known claims. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.0% to 7.0% for international plans at December 31, 2003. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.0% for U. S. plans and 5.5% to 6.0% for international plans at December 31, 2003. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 4.0% for U.S. plans and 2.75% to 4.25% for international plans at December 31, 2003. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At December 31, 2003 the Company had net deferred tax assets of $454.2 million ($218.4 million, net of valuation allowances). Income tax benefit was $9.8 million for the year ended December 31, 2003. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the utilization of its deferred tax assets. "Character" refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income generated by the Company. "Timing" refers to the period in which future income is expected to be generated and is important because certain of the Company's net operating losses expire if not used within an established time frame based on the jurisdiction in which they were generated.

A significant portion of the Company's deferred tax assets are comprised of net operating loss ("NOL") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated net operating losses of $332.0 million as of December 31, 2003. During the fourth quarter of 2003, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

     o The acquisitions of Genie and Terex Advance Mixer in 2002 adds significantly to the Company's U.S. based income generation. In addition, the Company had begun to see an increase in demand for Genie products in the United States relative to 2002.
     o The Company continues to reduce its long-term debt through the generation of operating cash flow, reducing interest expense in the United States relative to prior periods.
     o The Company has undergone significant restructuring in the United States to address market conditions in its North American crane business as well as its Roadbuilding businesses. The Company believes that these businesses are now properly sized for current business volumes and that their respective end markets have stabilized.
     o The Company has not yet taken advantage of several tax strategies that would allow it to accelerate the utilization of accumulated NOLs.

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings are sufficient to fully utilize the Company's U.S. deferred tax assets.

In addition to its domestic NOLs, the Company has accumulated $645.8 million of foreign NOLs at December 31, 2003. During the fourth quarter of 2003, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. As of December 31, 2003, the total valuation allowance provided for foreign deferred tax assets was $149.4 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and is being applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 has resulted in the Company reporting gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there has been no effect on the Company's net income or loss. Prior period amounts have been reclassified.

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

In January 2003 the FASB issued FIN 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support is own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company is required to adopt the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of December 31, 2003, there were no such entities which would require the Company to include its financial results in the Company's consolidated financial statements. For all other entities, the Company will adopt the provisions of FIN 46R on March 31, 2004. As discussed in Footnote J - "Investment in Joint Venture", the Company is still evaluating the future impact of FIN 46R on its statements of operations and financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of funding are cash generated from operations, use of the Company's bank credit facilities and access to capital markets. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. The Company had cash and cash equivalents of $467.5 million at December 31, 2003. In addition, the Company had $217.8 million available for borrowing under its revolving credit facilities at December 31, 2003.

Cash from operations is dependent on the Company's ability to generate net income through the sales of the Company's products and by reducing its investment in working capital. During 2003, the Company's focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company recently initiated a series of programs, collectively known as TIP, aimed at improving operating earnings and net income as a percentage of sales and at reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. During the fourth quarter of 2003 and 2002, the Company sold, without recourse, accounts receivable approximating 24% and 23% of its fourth quarter revenue in 2003 and 2002, respectively, to provide additional liquidity. The Company is reducing inventory requirements by sharing, throughout the Company, many of the lean manufacturing processes that Genie has successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company's working capital requirements.

The Company's ability to generate cash from operations is subject to the following factors:

     o A substantial number of the Company's customers fund their purchases through third party finance companies. Finance companies extend credit to customers based on the credit worthiness of the customers and the expected residual value of the Company's equipment. Changes in either the customers' credit rating or in used equipment values may impact the ability of customers to purchase equipment.
     o As the Company's sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The TIP initiatives described above are intended to reduce the relative increase in working capital.
     o As described above, the Company insures and sells a portion of its accounts receivable to third party finance companies. Changes in customers' credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company can impact the Company's cash flow from operations.
     o The Company purchases material and services from its suppliers on terms extended based on the Company's overall credit rating. Changes in the Company's credit rating may impact suppliers' willingness to extend terms and increase the cash requirements of the business.
     o Sales of the Company's products are subject to general economic conditions, weather, competition and foreign currency fluctuations, and other such factors that in many cases are outside the Company's direct control. For example, during periods of economic uncertainty, many of the Company's customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

The Company's sales are seasonal, with more than half of the Company's sales being generated in the first two quarters of a calendar year. This seasonality is a result of the needs of the Company's customers to have new equipment available for the spring, summer and fall construction season. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year.

To help fund this seasonal cash pattern, the Company maintains a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. The Company maintains a bank credit facility that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that is available through July 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility, of which the Company has utilized $210 million of additional term borrowings. During 2003, the Company prepaid $200 million principal amount of its bank term loans. The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants that require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive through the third quarter of 2005. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt. In the event of default, these borrowings would become payable on demand.

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company's future compliance with its covenants will depend on its ability to generate earnings, cash flow from working capital reductions, other asset sales and cost reductions from its restructuring programs. The interest rates charged are subject to adjustment based on the

Company's consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.40% at December 31, 2003.

During 2003, the Company changed its debt profile by using cash generated from operations to reduce its debt, extending the maturities of its term debt and thereby reducing the rate of interest on its debt. On June 30, 2003, the Company redeemed $50 million of its 8-7/8% Notes. On November 25, 2003, the Company sold and issued $300 million of its 7-3/8% Notes using the proceeds from such sale plus $119 million of available cash to prepay the remaining $200 million outstanding principal amount of its 8-7/8% Notes and $200 million principal amount of its bank term loans.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

At the same time that it issued its 7-3/8% Notes, the Company negotiated an amendment to certain of the financial covenants under its bank credit facilities, described above, to extend the rate at which the pro forma consolidated leverage ratio and the pro forma consolidated senior secured debt leverage ratio are reduced in 2004 and 2005.

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In addition, the terms of the Company's bank credit facility and senior subordinated notes restrict the Company's ability to make further borrowings and to sell substantial portions of its assets.

Cash From Operations - 2003 vs. 2002
------------------------------------

Cash from operations for the twelve months ended December 31, 2003 totaled $384.1 million, approximately $267 million of which came from reductions in working capital. Cash from operations increased by $313.8 million in 2003 when compared to 2002. During 2003, the Company reduced the working capital in the Construction, Cranes, Aerial Work Platforms and Roadbuilding, Utility Products and Other segments. A significant portion of the Cranes reduction was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

Cash used in investing activities in 2003 was $28.7 million, $411.9 million less than cash used in investing activities in 2002. The reduction in cash usage is a direct result of the number and size of acquisitions completed in 2003 when compared to 2002.

The Company used cash for financing activities of $269.6 million in 2003, compared to cash provided by financing activities in 2002 of $460.0 million. During 2003, the Company utilized cash from operations to reduce its debt by approximately $262 million. During 2002, a significant use of the Company's cash was to fund the acquisition of Demag and to pay indebtedness assumed in the Genie acquisition.

Contractual Obligations
-----------------------

The following table sets out specified contractual obligations of the Company at December 31, 2003:

                                                                             Payments due by year
                                                -------------------------------------------------------------------------------
                                     Total           2004        2005         2006         2007        2008        Thereafter
                                   Committed
                               ---------------  ------------  ----------  -----------  ----------   ---------   ---------------
Long-term debt obligations     $   1,333.3      $     79.2    $   25.4    $      7.7   $   40.5     $   89.9    $    1,090.6
Capital lease obligations             20.9             8.1         3.6           3.2        2.1          1.4             2.5
Operating lease obligations          399.3            63.5        55.1          46.7       41.8         34.7           157.5
                               ---------------  ------------    --------  -----------  ----------   ---------   ---------------
    Total                      $   1,753.5      $    150.8    $   84.1    $     57.6   $   84.4     $  126.0    $    1,250.6
                               ===============  ============  ==========  ===========  ==========   =========   ===============

Additionally, at December 31, 2003, the Company had outstanding letters of credit that totaled $76.2 million and had issued $328.2 million in guarantees of customer financing to purchase equipment, $36.5 million in residual value guarantees and $45.7 million in buyback guarantees.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. It is the Company's policy to fund the pension plans at the minimum level required by applicable regulations. In 2003, cash contributions to the pension plans by the Company were $9.3 million, and the Company estimates that its pension plan contributions will be approximately $13 million in 2004.

Genie participates in a joint venture arrangement with a European financial institution as described below in "Off-Balance Sheet Arrangements--Variable Interest Entities."

OFF-BALANCE SHEET ARRANGEMENTS

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

As of December 31, 2003, the Company's maximum exposure to such credit guarantees was $328.2 million, including total credit guarantees issued by Demag and Genie of $216.4 million and $58.8 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note L - "Net Investment in Sales-Type Leases" in the Notes to the Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees under sales-type leases was $36.5 million at December 31, 2003. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2003, the Company's maximum exposure pursuant to buyback guarantees was $45.7 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

Variable Interest Entities

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Genie contributed $4.7 million in cash in exchange for its ownership interest in GFSH B.V. During January 2003 and 2002, Genie contributed an additional $0.8 million and $0.6 million, respectively, in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of December 31, 2003, the joint venture's total assets were $161.4 million and consisted primarily of financing receivables and lease related equipment; total liabilities were $145.3 million and consisted primarily of debt issued by the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of December 31, 2003 the maximum exposure to loss under these guarantees was approximately $10 million. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

Based on the legal and operating structure of GFSH B.V., it is possible that the Company will be required to consolidate the results of GFSH B.V. in its March 31, 2004 financial statements. The Company is in the process of negotiating changes to the ownership and operating structure of GFSH B.V. with its joint venture partner, with the intended result that GFSH B.V. could continue to be accounted for under the equity method; however, there can be no assurance that an agreement on these terms will be reached.

Sale-Leaseback Transactions

The Company's rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At December 31, 2003, the historical cost of equipment being leased back from the financing companies was approximately $95 million and the minimum lease payment in 2004 will be approximately $18 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2003, the Company had foreign exchange contracts with a notional value of $155.1 million.

The Company manages exposure to fluctuating interest rates with interest protection arrangements. Certain of the Company's obligations, including indebtedness under the Company's bank credit facility, bear interest at floating rates, and as a result an increase in interest rates could adversely affect, among other things, the results of operations of the Company. As of December 31, 2003, the Company has entered into interest protection arrangements with respect to approximately $100 million of the principal amount of its indebtedness under its bank credit facility, fixing interest at 6.51% for the period from July 1, 2004 through June 30, 2009.

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes and approximately $79 million of leases. The floating rates are based on a spread of 2.45% to 4.50% over LIBOR. At December 31, 2003, the floating rates ranged between 3.68% and 5.61%.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established a new model for accounting for derivative and hedging activities and supersedes and amends a number of existing standards. Upon initial application, all derivatives were required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS No. 133 became effective for the Company beginning in 2001. Upon adoption of this statement on January 1, 2001, the Company did not experience a significant impact on its financial position or results of operations.

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

During 2002, the Company and Quantum Value Partners, L.P., a partnership formed by Mr. Langevin and certain individuals affiliated with Mr. Langevin and/or GKM ("Quantum") formed GT Distribution, LLC ("GT Distribution"), a limited liability company in which the Company and such partnership were the only members. On April 10, 2002, GT Distribution completed the acquisition of Crane & Machinery, Inc. ("C&M"), a distributor of crane products, for an aggregate purchase price of $2.7 million. In connection with this transaction, the Company acquired from an unaffiliated financial institution outstanding loans in the amount of approximately $5.9 million owed by C&M to that financial institution. On
November 10, 2003, the Company sold its entire interest in GT Distribution to Quantum. Also on November 10, 2003, C&M purchased substantially all of the assets of Schaeff Incorporated, a subsidiary of the Company, in consideration of C&M assuming approximately $3.1 million of Schaeff Incorporated's indebtedness to other Terex subsidiaries. C&M remains obligated to make payment to the Company pursuant to the terms of this indebtedness and the remaining outstanding loans acquired by the Company, which in the aggregate totaled approximately $8.6 million. This indebtedness is secured by a pledge of the assets of C&M, which were valued at approximately $10 million on November 10, 2003, and a guarantee by Quantum with respect to $5.5 million of these obligations. The results of C&M were consolidated in the Company's financial results from December 1, 2002 through November 10, 2003. The terms of the transactions among the Company, Mr. Langevin, Quantum, GT Distribution and C&M are similar to terms that the Company believes would have been agreed upon in an arm's length transaction.

On November 13, 2003, the Company entered into an agreement with FIVER S.A. ("FIVER"), an entity affiliated with Fil Filipov, the President of the Company's Terex Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FIVER provides consulting services to Terex as assigned by the Chief Executive Officer of Terex, including an initial assignment to assist with the operations of Tatra. The term of the agreement is for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 million per year, subject to adjustment based on usage of FIVER's services and FIVER's performance (determined at the discretion of the Company), plus reimbursement of certain expenses. The terms of the agreement between the Company and FIVER are similar to terms that the Company believes would have been agreed upon in an arm's length transaction.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others:

     o the Company's business is highly cyclical and weak general economic conditions may affect the sales of its products and its financial results;
     o the sensitivity of construction, infrastructure and mining activity and products produced for the military to interest rates and government spending;
     o    the ability to successfully integrate acquired businesses;
     o    the retention of key management personnel;
     o the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;
     o    the effects of changes in laws and regulations;
     o the Company's business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics;
     o the ability of suppliers to timely supply the Company parts and components at competitive prices;
     o the financial condition of suppliers and customers, and their continued access to capital;
     o the Company's ability to timely manufacture and deliver products to customers;
     o the Company's significant amount of debt and its need to comply with restrictive covenants contained in the Company's debt agreements;
     o    compliance with applicable environmental laws and regulations; and
     o    other factors.

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

        Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 2003, the Company had foreign exchange contracts with a notional value of $155.1 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $12 million at December 31, 2003.

        Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate ("LIBOR"). The Company uses interest rate swaps to manage its interest rate risk. At December 31, 2003, approximately 50% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.4%.

At December 31, 2003, the Company had approximately $100 million of interest rate swaps fixing interest rates at 6.51% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $2 million at December 31, 2003.

At December 31, 2003, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 3.68% and 5.61% at December 31, 2003. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $4 million.

At December 31, 2003, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at December 31, 2003 would have increased interest expense by approximately $2 million in 2003.

        Commodities Risk

The Company purchases many of the components included in its products. Component prices and availability are linked to market conditions. The Company sources its products from numerous suppliers throughout the world in order to mitigate the risk of unfavorable component pricing or availability.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2003 and 2002 are as follows (in millions, except per share amounts):

                                                              2003                                      2002
                                            ------------------------------------------------------------------------------------
                                              Fourth      Third     Second    First     Fourth     Third     Second    First
                                            ------------------------------------------------------------------------------------
Net sales ..................................$ 1,014.3  $  906.3  $ 1,048.8   $927.7   $  851.1   $  674.1  $  690.2   $  582.0
Gross profit................................    138.5     133.5      116.8    129.7       64.8       88.7     111.9       91.3
Income (loss) before cumulative effect of
  change in accounting principle............     (0.6)     14.9      (51.8)    12.0      (40.3)       9.8       5.2        6.2
Net income (loss)...........................     (0.6)     14.9      (51.8)    12.0      (40.3)       9.8       5.2     (107.2)

Per share:
  Basic
    Income (loss) before cumulative effect
      of change in accounting principle.....$    (0.01) $   0.31 $    (1.09) $  0.25  $   (0.85) $    0.22 $    0.12  $    0.16
    Net income (loss)   ....................     (0.01)     0.31      (1.09)    0.25      (0.85)      0.22      0.12      (2.82)

  Diluted
    Income (loss) before cumulative effect
      of change in accounting principle.....$    (0.01) $  0.30  $    (1.09) $  0.24  $   (0.85) $    0.22 $    0.12  $    0.16
    Net income (loss) ......................     (0.01)    0.30       (1.09)    0.24      (0.85)      0.22      0.12      (2.77)

The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and were of a normal recurring nature except for those discussed below.

During the second quarter of 2003, the Company recorded restructuring and other one-time charges of $30.3 million in its Roadbuilding, Utility Products and Other segment. These charges were recorded primarily to reduce inventory to reflect downward forecasted demand and to exit certain economically unviable niche product lines. In addition, during the second quarter, the Company recorded expenses of $51.3 million for the impairment of goodwill.

During the  second  quarter of 2003,  the  Company  announced  an  agreement  in principle to sell its worldwide electric drive mining truck operation. Accordingly, during the second and third quarters of 2003, the Company reported its worldwide electric drive mining truck operation as a discontinued operation. On December 10, 2003, the Company terminated the negotiation for the sale of the electric drive mining truck business. The quarterly presentation above reflects the electric drive mining truck business as a continuing operation in all quarters.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K pursuant to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

There has been no change to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See  "Index  to  Consolidated   Financial  Statements  and  Financial  Statement
Schedule" on Page F-1.

     (3) Exhibits

See "Exhibit Index" on Page E-1.

(b)  Reports on Form 8-K

During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

     - A report on Form 8-K was filed on October 8, 2003, announcing a conference call to review the Company's third quarter 2003 financial results.

     - A report on Form 8-K was furnished on October 22, 2003, providing the Company's press release reviewing the Company's financial results for its fiscal quarter ended September 30, 2003.

     - A report on Form 8-K/A was furnished on October 23, 2003, providing corrected information with respect to the Company's financial results for its fiscal quarter ended September 30, 2003.

     - A report on Form 8-K was filed on November 10, 2003, announcing the Company's intention to issue approximately $300 million of senior subordinated notes.

     - A report on Form 8-K was filed on November 12, 2003, announcing the Company's pricing of its new senior subordinated notes and its intention to amend its existing bank credit facility.

     - A report on Form 8-K was filed on November 17, 2003, announcing the retirement of Fil Filipov, the president and CEO of Terex Cranes, effective January 1, 2004.

     - A report on Form 8-K was filed on November 26, 2003, announcing the completion of the Company's issuance of its new senior subordinated notes and the redemption date for the Company's 8-7/8% Senior Subordinated Notes.

     - A report on Form 8-K was filed on December 10, 2003, announcing the termination of discussions between the Company and Caterpillar Inc. regarding the sale of the Company's mining truck business to Caterpillar and the Company's acquisition of Caterpillar's mining shovel intellectual property.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



TEREX CORPORATION


By: /s/ Ronald M. DeFeo                                          March 15, 2004
    ----------------------------------------
     Ronald M. DeFeo,
     Chairman, Chief Executive Officer
     and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                             Title                                   Date

/s/  Ronald M. DeFeo      Chairman, Chief Executive Officer,    March 15, 2004
------------------------- and Director
       Ronald M. DeFeo    (Principal Executive Officer)


/s/  Phillip C. Widman    Senior Vice President-Chief Financial March 15, 2004
------------------------- Officer
       Phillip C. Widman  (Principal Financial Officer)


/s/  Mark T. Cohen        Vice President and Controller         March 15, 2004
------------------------- (Principal Accounting Officer)
       Mark T. Cohen

/s/  G. Chris Andersen    Director                              March 15, 2004
-------------------------
       G. Chris Andersen

/s/  Don DeFosset         Director                              March 15, 2004
-------------------------
       Don DeFosset

/s/  Donald P. Jacobs     Director                              March 15, 2004
-------------------------
       Donald P. Jacobs

/s/  William H. Fike      Director                              March 15, 2004
-------------------------
       William H. Fike

/s/  David A. Sachs       Director                              March 15, 2004
-------------------------
       David A. Sachs

/s/  J. C. Watts, Jr.     Director                              March 15, 2004
-------------------------
       J. C. Watts, Jr.

/s/  Helge H. Wehmeier    Director                              March 15, 2004
-------------------------
      Helge H. Wehmeier

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "F-1"

                       TEREX CORPORATION AND SUBSIDIARIES

   Index to Consolidated Financial Statements and Financial Statement Schedule



                                                                        Page
                                                                        ----


                                TEREX CORPORATION
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2003

    Report of independent auditors......................................F - 2
    Consolidated statement of income ...................................F - 3
    Consolidated balance sheet..........................................F - 4
    Consolidated statement of changes in stockholders' equity...........F - 5
    Consolidated statement of cash flows................................F - 6
    Notes to consolidated financial statements..........................F - 7



FINANCIAL STATEMENT SCHEDULE

    Schedule II -- Valuation and Qualifying Accounts and Reserves........F - 56


All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
and Stockholders of Terex Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note C to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No.141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.




PricewaterhouseCoopers LLP

Stamford, Connecticut
March 5, 2004

                       TEREX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     (in millions, except per share amounts)
                                        `

                                                                                          Year Ended December 31,
                                                                                    ------------------------------------
                                                                                       2003        2002        2001
                                                                                    ----------- ----------- ------------
NET SALES.......................................................................... $ 3,897.1   $  2,797.4  $  1,812.5

COST OF GOODS SOLD.................................................................   3,378.6      2,440.7     1,540.1
                                                                                    ----------- ----------- ------------

   GROSS PROFIT....................................................................     518.5        356.7       272.4

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.......................................    (393.7)      (288.1)     (168.2)

GOODWILL IMPAIRMENT................................................................     (51.3)       ---         ---
                                                                                    ----------- ----------- ------------

   INCOME FROM OPERATIONS..........................................................      73.5         68.6       104.2

OTHER INCOME (EXPENSE)
   Interest income.................................................................       7.1          7.5         7.7
   Interest expense................................................................     (99.9)       (92.9)      (86.7)
   Loss on retirement of debt......................................................     (10.9)        (2.4)       (5.7)
   Amortization of debt issuance costs.............................................      (5.5)        (4.8)       (3.8)
   Other income (expense) - net....................................................       0.4         (4.2)        3.2
                                                                                    ----------- ----------- ------------
   INCOME  (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTINGPRINCIPLE.................................................     (35.3)       (28.2)       18.9

BENEFIT FROM (PROVISION FOR) INCOME TAXES..........................................       9.8          9.1        (6.1)
                                                                                    ----------- ----------- ------------

   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE........     (25.5)       (19.1)       12.8

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (net of income tax
   expense of $1.0 in 2002)........................................................     ---         (113.4)      ---
                                                                                    ----------- ----------- ------------

   NET INCOME (LOSS)............................................................... $   (25.5)  $   (132.5) $     12.8
                                                                                    =========== =========== ============

PER COMMON SHARE:
  Basic
    Income (loss) before cumulative effect of change in accounting principle....... $  (0.53)   $   (0.44)  $    0.46
    Cumulative effect of change in accounting principle............................   ---           (2.63)     ---
                                                                                    ----------- ----------- ------------
     Net income (loss)............................................................. $  (0.53)   $   (3.07)  $    0.46
                                                                                    =========== =========== ============
  Diluted
    Income (loss) before cumulative effect of change in accounting principle....... $  (0.53)   $   (0.44)  $    0.44
    Cumulative effect of change in accounting principle............................   ---           (2.63)     ---
                                                                                    ----------- ----------- ------------
      Net income (loss)............................................................ $  (0.53)   $   (3.07)  $    0.44
                                                                                    =========== =========== ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING IN PER SHARE CALCULATION:
        Basic......................................................................      47.7         43.2        28.1
        Diluted....................................................................      47.7         43.2        28.9


   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)


                                                                                                     December 31,
                                                                                                ------------------------
                                                                                                   2003        2002
                                                                                                ----------- ------------
CURRENT ASSETS
   Cash and cash equivalents................................................................... $    467.5    $    352.2
   Trade receivables (less allowance of $38.2 and $19.6 as of December 31, 2003 and 2002,
     respectively).............................................................................      540.2         578.6
   Net inventories.............................................................................    1,009.7       1,106.3
   Deferred taxes..............................................................................       53.9          46.9
   Other current assets........................................................................      122.7         137.1
                                                                                                ------------- -----------
                      Total Current Assets.....................................................    2,194.0       2,221.1

LONG-TERM ASSETS
   Property, plant and equipment - net.........................................................      370.1         309.4
   Goodwill....................................................................................      603.5         622.9
   Deferred taxes..............................................................................      238.9         153.5
   Other assets................................................................................      317.3         318.8
                                                                                                ------------- -----------

TOTAL ASSETS................................................................................... $  3,723.8    $  3,625.7
                                                                                                ============= ===========

CURRENT LIABILITIES
   Notes payable and current portion of long-term debt......................................... $     86.8    $     74.1
   Trade accounts payable......................................................................      608.6         542.9
   Accrued compensation and benefits...........................................................       94.5          74.0
   Accrued warranties and product liability....................................................       88.5          86.0
   Other current liabilities...................................................................      281.0         329.2
                                                                                                ------------- -----------
                     Total Current Liabilities.................................................    1,159.4       1,106.2

NON CURRENT LIABILITIES
   Long-term debt, less current portion........................................................    1,274.8       1,487.1
   Other.......................................................................................      412.9         263.2

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value --
    authorized 150.0 shares; issued 50.0 and 48.6 shares at December 31, 2003 and 2002,
    respectively...............................................................................        0.5           0.5
   Additional paid-in capital..................................................................      795.1         772.7
   Retained earnings...........................................................................       41.9          67.4
   Accumulated other comprehensive income (loss)...............................................       57.0         (53.6)
    Less cost of shares of common stock in treasury 1.2 shares at December 31, 2003 and 2002...      (17.8)        (17.8)
                                                                                                ------------- -----------
                     Total Stockholders' Equity................................................      876.7         769.2
                                                                                                ------------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................... $  3,723.8    $  3,625.7
                                                                                                ============= ===========


   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                  (in millions)

                                                                               Accumulated
                                                                                 Other
                                                      Additional               Comprehen-    Common
                                Equity     Common      Paid-in      Retained   sive Income  Stock in
                                Rights      Stock      Capital      Earnings    (Loss)      Treasury    Total
                             ----------- ----------- ----------- ------------ ------------ ----------- ----------
BALANCE AT
   DECEMBER 31, 2000.......  $     0.7   $      0.3  $    358.9  $   187.1    $  (78.5)    $ (17.0)    $ 451.5

 Net Income (Loss).........      ---          ---         ---         12.8       ---         ---          12.8
 Other Comprehensive Income
 (Loss):
    Translation adjustment.      ---          ---         ---        ---         (37.7)      ---         (37.7)
    Pension liability
     adjustment.............     ---          ---         ---        ---          (3.3)      ---          (3.3)
    Derivative hedging
     adjustment............      ---          ---         ---        ---          (0.8)      ---          (0.8)
                                                                                                       ----------
 Comprehensive Income (Loss)                                                                             (29.0)
                                                                                                       ----------
 Issuance of Common Stock...     ---            0.1        98.4      ---         ---         ---          98.5
 Acquisition of Businesses..     ---          ---          74.9      ---         ---          (0.5)       74.4
 Exercise of Equity Rights..      (0.2)       ---           0.2      ---         ---         ---         ---
                             ----------- ----------- ----------- ------------ ------------ ----------- ----------

BALANCE AT                         0.5          0.4       532.4      199.9      (120.3)      (17.5)      595.4
   DECEMBER 31, 2001.......

 Net Income (Loss).........      ---          ---         ---       (132.5)      ---         ---        (132.5)
 Other Comprehensive Income
 (Loss):
     Translation adjustment      ---          ---         ---        ---          90.6       ---          90.6
     Pension liability
      adjustment...........      ---          ---         ---        ---         (26.8)      ---         (26.8)
     Derivative hedging
      adjustment...........      ---          ---         ---        ---           2.9       ---           2.9
                                                                                                       ----------
 Comprehensive Income (Loss)                                                                             (65.8)
                                                                                                       ----------
 Exercise of Equity Rights..      (0.5)       ---           0.5      ---         ---         ---         ---
 Issuance of Common Stock...     ---            0.1       119.0      ---         ---         ---         119.1
 Acquisition of Treasury
   Shares...................     ---          ---           0.3      ---         ---          (0.3)      ---
 Acquisition of Businesses..     ---          ---         120.5      ---         ---         ---         120.5
                             ----------- ----------- ----------- ------------ ------------ ----------- ----------

BALANCE AT
   DECEMBER 31, 2002.......      ---            0.5       772.7       67.4       (53.6)      (17.8)      769.2

 Net Income (Loss).........      ---          ---         ---        (25.5)      ---         ---         (25.5)
 Other Comprehensive Income
 (Loss):
     Translation adjustment      ---          ---         ---        ---         104.9      ----         104.9
     Pension liability
      adjustment............     ---          ---         ---        ---           1.3      ----           1.3
     Derivative hedging
      adjustment............     ---          ---         ---        ---           4.4      ----           4.4
                                                                                                       ----------
 Comprehensive Income (Loss)                                                                              85.1
                                                                                                       ----------
 Issuance of Common Stock..      ---          ---           7.8      ---         ---         ---           7.8

 Acquisition of Businesses..     ---          ---          14.6      ---         ---         ---          14.6

                             ----------- ----------- ----------- ------------ ------------ ----------- ----------
 BALANCE AT
   DECEMBER 31, 2003         $   ---     $      0.5  $    795.1  $    41.9    $   57.0     $ (17.8)    $  876.7
                             =========== =========== =========== ============ ============ =========== ==========


   The accompanying notes are an integral part of these financial statements.


                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                                   Year Ended December 31,
                                                                          -----------------------------------------
                                                                               2003           2002          2001
                                                                          ------------------------------------------
OPERATING ACTIVITIES
Net income (loss).........................................................$    (25.5)     $   (132.5)   $     12.8
Adjustments to reconcile net income (loss) to cash provided by (used in)
 operating activities:
    Depreciation .........................................................      55.2            35.9          22.5

Amortization..............................................................      15.2             9.1          17.8
    Deferred taxes........................................................     (31.8)          (24.6)         (8.4)
    Loss on retirement of debt............................................      10.9             1.6           3.9
    Gain on sale of fixed assets..........................................      (4.5)           (0.7)         (1.5)
    Gain on foreign currency forwards.....................................     ---              (3.8)        ---
    Restructuring charges.................................................     ---              50.9          19.5
    Impairment charges and asset writedowns...............................      72.5           140.8         ---
    Changes in operating assets and liabilities (net of effects of acquisitions):
       Trade receivables..................................................      83.3            11.6          28.1
       Net inventories....................................................     189.0           (52.7)        (19.6)
       Trade accounts payable.............................................      (4.6)           86.5         (40.5)
       Other..............................................................      24.4           (51.8)        (40.1)
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) operating activities..............     384.1            70.3          (5.5)
                                                                          --------------- ------------- -------------

INVESTING ACTIVITIES
   Acquisition of businesses, net of cash acquired........................      (7.7)         (445.9)       (130.8)
   Capital expenditures...................................................     (27.1)          (29.2)        (13.5)
   Proceeds from sale of assets...........................................       6.1            34.5           8.0
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) investing activities..............     (28.7)         (440.6)       (136.3)
                                                                          --------------- ------------- -------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt, net of issuance costs........     290.4           572.0         481.4
   Issuance of common stock...............................................     ---             113.3          96.3
   Principal repayments of long-term debt.................................    (454.5)         (219.6)       (388.5)
   Net borrowings (repayments) under revolving line of credit agreements..     (65.0)           (0.8)         23.6
   Payment of premium on early retirement of debt.........................     (11.1)          ---           ---
   Other..................................................................     (29.4)           (4.9)         (1.3)
                                                                          --------------- ------------- -------------
         Net cash provided by (used in) financing activities..............    (269.6)          460.0         211.5
                                                                          --------------- ------------- -------------
                                                                                29.5            12.1          (0.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............
                                                                          --------------- ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................     115.3           101.8          69.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................     352.2           250.4         181.4
                                                                          --------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................$    467.5      $    352.2    $    250.4
                                                                          =============== ============= =============


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003
 (dollar amounts in millions, unless otherwise noted, except per share amounts)


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

Reclassification. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2003 and 2002 include $10.9 and $4.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2003, reserves for excess and obsolete inventory totaled $59.4 million.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to other expense at the time of retirement. Debt issuance costs before amortization totaled $39.7 and $41.9 at December 31, 2003 and 2002, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to twelve years.

Goodwill. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, effective July 1, 2001, addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 142 addresses financial accounting for acquired goodwill and other intangible assets and how such assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. In accordance with SFAS 142, goodwill related to acquisitions completed after June 30, 2001, has not been amortized and, effective January 1, 2002, goodwill related to acquisitions completed prior to July 1, 2001 is no longer amortized. Under this standard, goodwill and indefinite life intangible assets will be reviewed for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The initial impairment test was performed as of January 1, 2002, which resulted in an impairment charge of $113.4, net of income taxes, reported as a cumulative effect of change in accounting principle. During the second quarter of 2003, the Company identified indicators of goodwill impairment in its Roadbuilding, Utility Products and Other segment. As discussed in Note C
- "Accounting Changes - Business Combinations and Goodwill," the Company performed an impairment test, which resulted in a pretax charge of $51.3. The Company selected October 1 as the date for the required annual impairment test. The impairment test performed as of October 1, 2003 resulted in no impairment charge. Subsequent impairment tests will be performed effective October 1 of each year and more frequently if circumstances warrant.

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

Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, for all acquisitions prior to July 1, 2001, was being amortized on a straight-line basis over between fifteen and forty years. Accumulated amortization is $30.2 and $36.8 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2001, the Company incurred goodwill amortization expense of $14.2.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements are capitalized while expenditures for maintenance and repairs not expected to extend the life of an asset beyond its normal useful life are charged to expense when incurred. Plant and equipment are depreciated over the estimated useful lives (5-40 years and 3-20 years, respectively) of the assets under the straight-line method of depreciation for financial reporting purposes and both straight-line and other methods for tax purposes.

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

The following table summarizes the changes in the aggregate product warranty liability:

    Balance as of December 31, 2001......................    $        33.0
    Businesses acquired..................................             22.3
    Accruals for warranties issued ......................             42.5
    Changes in estimates.................................              5.5
    Settlements during the year..........................            (45.5)
    Foreign exchange effect..............................              1.3
                                                               ------------
    Balance as of December 31, 2002......................             59.1



    Businesses acquired..................................              5.7
    Accruals for warranties issued during the year.......             60.4
    Changes in estimates.................................              3.0
    Settlements during the year..........................            (67.5)
    Foreign exchange effect..............................              7.7
                                                               ------------
    Balance as of December 31, 2003......................    $        68.4
                                                               ============


Accrued Product Liability. The Company records accruals for product liability claims based on the Company's claim experience.

Non Pension Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits and has elected the delayed recognition method of adoption of the accounting standard related to the benefits. See Note Q -- "Retirement Plans and Other Benefits."

Stock-Based Compensation. At December 31, 2003, the Company has stock-based employee compensation plans which are described more fully in Note P - "Stockholders' Equity." The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                     For the Year Ended December 31,
                                                               -------------------------------------------
                                                                    2003           2002          2001
                                                                -------------- ------------- -------------
 Reported net income (loss).................................... $   (25.5)      $  (132.5)   $   12.8

 Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all awards,
  net of related income tax effects............................      (4.2)           (3.3)       (3.4)
                                                                -------------- ------------- -------------

 Proforma net income (loss).................................... $   (29.7)      $  (135.8)   $    9.4
                                                                ============== ============= =============

 Per common share:
  Basic:
     Reported net income (loss)................................ $    (0.53)     $    (3.07)  $    0.46
                                                                ============== ============= =============
     Proforma net income (loss)................................ $    (0.62)     $    (3.14)  $    0.34
                                                                ============== ============= =============

  Diluted:
     Reported net income (loss)................................ $    (0.53)     $    (3.07)  $    0.44
                                                                ============== ============= =============
     Proforma net income (loss)................................ $    (0.62)     $    (3.14)  $    0.32
                                                                ============== ============= =============

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 51.10%, 51.24% and 51.28%; risk-free interest rates of 4.41%, 5.42% and 5.63%; and expected life of 9.8 years, 9.9 years and 9.9 years. The aggregate fair value of options granted during 2003, 2002 and 2001 for which the exercise price equals the market price on the grant date was $5.4, $8.4 and $9.9, respectively. The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $8.14, $14.97 and $11.68, respectively.

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

Derivatives. Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Derivative financial instruments are recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. As of January 1, 2001, the adoption of these new standards resulted in no cumulative effect of an accounting change on net earnings. The cumulative effect of the accounting change increased accumulated other comprehensive income by $0.9, net of income taxes. Prior years' financial statements have not been restated for this change. See Note E - "Derivative Financial Instruments."

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 2003 and 2002.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, General and Administrative Expenses. Research and development costs were $38.6, $24.7 and $6.2 during 2003, 2002, and 2001, respectively.

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

Recent Accounting Pronouncements. SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and is being applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 has resulted in the

Company reporting gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there has been no effect on the Company's net income or loss. In accordance with SFAS No. 145, losses on the extinguishment of debt of $2.4 in 2002 and $5.7 in 2001 have been reclassified.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company is required to adopt the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of December 31, 2003, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company will adopt the provisions of FIN 46R on March 31, 2004. As discussed in Footnote J - "Investment in Joint Venture," the Company is still evaluating the future impact of FIN 46R on its statements of operations and financial position.

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

NOTE B -- ACQUISITIONS

2003 Acquisitions
-----------------

On February 14, 2003, the Company completed the acquisition of Commercial Body Corporation ("Commercial Body"). Commercial Body, headquartered in San Antonio, Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 600 thousand shares of Common Stock and paid $3.7 cash. In addition, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Commercial Body acquisition, the Common Stock is not trading on the New York Stock Exchange at a price at least 50% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $3.4. At the time of Terex's acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. ("Combatel"). The remaining 50% of Combatel was owned by Terex and, prior to the Commercial Body acquisition, had been accounted for under the equity method of accounting. During the second quarter of 2003, Commercial Body and Combatel merged to form Terex Utilities South, Inc. ("Utilities South"). Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment. The operating results of Commercial Body and Combatel are included in the Company's consolidated results of operations since February 14, 2003 (date of acquisition).

The Company is in the process of completing certain valuations for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisitions of Commercial Body and Combatel. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position or its results of operations. The Company may revise its preliminary allocations as additional information is obtained. The Company is in the process of evaluating various alternatives to integrate the activities of Commercial Body and Combatel into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives could impact the acquired businesses or existing businesses, and the Company intends to finalize its plans by the first anniversary of the date of acquisition. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra") from SDC Prague s.r.o., a subsidiary of SDC International, Inc. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consideration for the acquisition was comprised of debt forgiveness totaling $8.1, cash of $0.2 and approximately 209 thousand shares of Terex common stock. The acquisition brings Terex's total ownership interest in Tatra to approximately 71%. Tatra's results have been included in the Company's consolidated financial statements since August 28, 2003. Upon the initial consolidation of Tatra into the Company's consolidated financial results, Tatra's debt totaled approximately $33. This debt primarily consisted of notes payable to financial institutions. Tatra is part of the Company's Roadbuilding, Utility Products and Other segment.

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

On December 19, 2003, the Company completed the acquisition of substantially all of the assets comprising the business of Compass Equipment Leasing ("CEL") and Asplundh Canada. Both businesses rent digger dereks, aerial devices and other related equipment to contractors and utility customers in the United States and Canada, respectively. The purchase consideration was $0.1 plus the assumption of CEL's and Asplundh Canada's operating lease obligations. Both businesses are included in the Terex Roadbuilding, Utility Products and Other segment.

The Company is in the process of completing certain appraisals and other studies for the purpose of determining the respective fair value of the assets and liabilities acquired. This information will be used to allocate the purchase consideration. The Company does not anticipate that the final results of these studies will have a material impact on its financial position, results from operations, or cash flow.

2002 Acquisitions
-----------------

On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"). Schaeff is a German manufacturer of compact construction equipment and a full range of scrap material handlers. Schaeff's annual revenues for 2001 were approximately $220. Total cash consideration paid for Schaeff was approximately $62, subject to adjustment. In a separate transaction, certain former shareholders of Schaeff purchased approximately 1.3 million shares of Common Stock from the Company in January 2002 for $17.3045 per share, or approximately $23 in total. The per share purchase price was based on the average price of the Common Stock on the New York Stock Exchange ("NYSE") for a twenty day trading period prior to the sale. Schaeff is included in the Terex Construction segment. In addition, as consideration for this Common Stock purchase, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, at each of eighteen, twenty four, thirty and thirty six months following such stock purchase, the Common Stock is not trading on the NYSE at a price at least 28% higher than the purchase price, up to a maximum number of shares of Common Stock having a value of $3.2. The amount of the eighteen-month contingent purchase price payment, if any, has not been finally determined as of December 31, 2003.

On January 15, 2002, the Company completed the acquisition of Utility Equipment, Inc., which does business as Pacific Utility Equipment Co. and Terex Utilities West ("Utility Equipment"). Utility Equipment, headquartered in Oregon with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 455 thousand shares of Common Stock, subject to adjustment. One of such adjustments may have required the Company to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Utility Equipment acquisition, the Common Stock was not trading on the NYSE at a price at least 25% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $2.0. However, no adjustment was required, as the price of the Common Stock on the second anniversary of the acquisition was greater than 25% higher than it was at the time of the acquisition. Utility Equipment is included in the Terex Roadbuilding, Utility Products and Other segment.

On March 26, 2002, the Company acquired EPAC Holdings, Inc., which did business under the names Telelect East and Eusco ("Telelect Southeast"). Telelect Southeast, headquartered in Richmond, Virginia with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 300 thousand shares of Common Stock and $1.1 cash. In addition, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Telelect Southeast acquisition, the Common Stock is not trading on the NYSE at a price at least 25% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $1.7. Telelect Southeast is included in the Terex Roadbuilding, Utility Products and Other segment. Effective January 1, 2004, Telelect Southeast merged into Utilities South.

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

On September 18, 2002, the Company completed the acquisition of Genie Holdings, Inc. and its affiliates ("Genie"), a global manufacturer of aerial work platforms with 2001 revenues of approximately $575 (the "Genie Acquisition"). The purchase consideration was approximately $75, consisting of $64.9 in Common Stock (approximately 3.2 million shares of Common Stock) and $10.1 in cash, subject to adjustment. In addition, the Company assumed and refinanced approximately $168 of Genie's debt. The number of shares of Common Stock issued in the Genie Acquisition was determined based on the average price of the Common Stock on the NYSE for a ten day trading period prior to the closing of the transaction. In addition, one of the purchase consideration adjustments may require the Company to issue additional shares of Common Stock if, at each of twelve, eighteen and twenty four months following the Genie acquisition, the Common Stock is not trading on the NYSE at a price at least 15% higher than the price at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of approximately $9.7 in the aggregate. On September 18, 2002, the twelve month measuring date, the Company's Common Stock was not trading at least 15% higher than the price at the time of acquisition. As a result, the Company issued 98 thousand shares of Common Stock to the selling shareholders in October 2003. The Company initiated the Genie Acquisition as an opportunity to diversify its product offering with the addition of a complete line of aerial work platforms with a strong global brand and significant market share. The Genie Acquisition is also intended to provide operational and marketing synergies and cost savings, such as allowing the Genie product line to expand the reach of its distribution through the Company's existing sales base, particularly in Europe. Genie is included in the Terex Aerial Work Platforms segment.

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the respective period, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

                                                          Pro Forma for the
                                                        Year Ended December 31,
                                                      --------------------------
                                                          2002          2001
                                                          ----          ----
Net sales.............................................$  3,182.7     $2,407.2
Income from operations................................$     77.9     $  109.8
Income (loss) before extraordinary items..............$    (23.5)    $    6.9
Income (loss) before extraordinary items, per share:
   Basic..............................................$     (0.52)   $    0.22
   Diluted............................................$     (0.52)   $    0.21

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.


The estimated fair values of assets and liabilities acquired by the Company in the Genie Acquisition are summarized as follows:

Cash  ...............................................$     14.5
Net trade receivables................................     111.3
Inventories..........................................      87.9
Other current assets.................................      83.2
Property, plant and equipment........................      49.6
Goodwill.............................................      51.0
Other non-current assets.............................     167.0
Accounts payable.....................................     (83.7)
Other current liabilities............................     (60.0)
Current portion of long-term debt....................     (59.5)
Long-term debt, less current portion.................     (28.5)
Other liabilities....................................     (76.2)
                                                     ------------
                                                     $    256.6
                                                     ============

The Company has evaluated various alternatives to integrate the activities of certain of the businesses acquired in 2002 into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives have impacted the acquired businesses and existing businesses, and the Company finalized its plans prior to December 31, 2002. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products. See Note F - "Restructuring and Other Charges" for a description of these restructuring activities.

The Company recorded approximately $28 of liabilities under EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," for the businesses acquired in 2002. Approximately $22 of these recorded liabilities were related to severance and relocation costs for employees at acquired businesses. These employees' positions were deemed duplicative and eliminated as a direct result of these acquisitions. The remainder of liabilities under EITF 95-3 related to plant closings of approximately $6.

As noted earlier, in certain of the acquisition agreements pursuant to which the Company consummated its acquisitions in 2003 and 2002, the Company guaranteed the future market value, at various future dates, of Common Stock issued in connection with such acquisitions. To the extent that these market values are not reached, additional consideration in cash or additional Common Stock will be required to be paid, up to pre-established maximums. Based on the $28.48 per share market value of the Company's Common Stock at December 31, 2003, additional consideration of $6.9 would be payable, none of which must be settled with additional Common Stock. Any additional consideration may be settled with cash or additional Common Stock and would be due in 2004.

2001 Acquisitions
-----------------

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

Consistent with the approach required under SFAS No. 142, the Company estimated the fair value of each of its ten reporting units existing as of January 1, 2002. Fair value was determined using a projection of undiscounted cash flow for each reporting unit. Undiscounted cash flow was calculated using projected after tax operating earnings, adding back depreciation and amortization, deducting projected capital expenditures and also including the net change in working capital employed. The assumptions were based on the Company's 2002 operating plan. The present value of the undiscounted cash flows were calculated using each reporting unit's weighted cost of capital. The Company used an explicit five-year projection of cash flow along with a terminal value based on the fifth year's projected cash flow. The Company created these models. The total fair value of the Company, as determined above, as of January 1, 2002, was approximately equal to the market value of the Company at the same date, as determined by the market value of the Company's equity and debt.

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

The Company performed its last annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2003, which resulted in no additional impairment. Subsequent impairment tests will be performed effective October 1 of each year and more frequently as circumstances warrant.

On April 1, 2003 the Company changed the composition of its reporting units and segments when it moved the North American operations of its telehandlers business from the Terex Construction segment to the Terex Aerial Work Platforms segment due to a change in the way the Company's operating decision makers view the business. The goodwill balance at December 31, 2002 and 2001 has been reclassified within the two segments to reflect this change in the Company's reportable segments.

The table below illustrates the Company's reported results after applying SFAS No. 142.

                                                                      For the Year Ended December 31,
                                                               --------------------------------------------
                                                                    2003           2002          2001
                                                                -------------- ------------- --------------
 Goodwill amortization......................................... $  ---         $   ---       $   14.2
                                                                ============== ============= ==============

 Reported net income (loss).................................... $  (25.5)      $  (132.5)    $   12.8

 Add back: Goodwill amortization, net of income taxes..........    ---             ---            9.7
                                                                -------------- ------------- --------------

 Adjusted net income (loss).................................... $  (25.5)      $  (132.5)    $   22.5
                                                                ============== ============= ==============

 Per common share:
  Basic:
     Reported net income (loss)................................ $   (0.53)     $    (3.07)   $    0.46
     Add back: Goodwill amortization, net of income taxes......     ---            ---            0.34
                                                                -------------- ------------- --------------

     Adjusted net income (loss)................................ $   (0.53)     $    (3.07)   $    0.80
                                                                ============== ============= ==============

  Diluted:
     Reported net income (loss)................................ $   (0.53)     $    (3.07)   $    0.44
     Add back: Goodwill amortization, net of income taxes......     ---            ---            0.34
                                                                -------------- ------------- --------------

     Adjusted net income (loss)................................ $   (0.53)     $    (3.07)   $    0.78
                                                                ============== ============= ==============

An analysis of changes in the Company's goodwill by business segment is as follows:


                                                                       Terex          Terex
                                                                    Roadbuilding,     Aerial
                                       Terex         Terex      Utility Products       Work           Terex
                                   Construction      Cranes        and Other         Platforms        Mining         Total
                                  ---------------  ------------ ------------------  ------------  -------------  ------------
 Balance at December 31, 2001.... $      237.6     $    90.2    $     188.1         $    4.5      $    99.7      $   620.1

 Impairment due to adoption of
   SFAS No. 142..................        ---           ---            (26.5)           ---           (105.7)        (132.2)
 Write-off of negative goodwill
   due to adoption of SFAS
   No. 142.......................         17.8         ---            ---              ---            ---             17.8
 Acquisitions....................         47.3           1.8           26.0             43.3          ---            118.4
 Utilization     of    tax    net
    operating losses.............         (0.1)         (2.3)         (10.1)           ---            ---            (12.5)
 Foreign exchange effect.........          4.7           0.6          ---              ---              6.0           11.3
                                  ---------------  ------------ ------------------  ------------   ------------  ------------

 Balance at December 31, 2002.... $      307.3     $    90.3    $     177.5         $   47.8      $   ---        $   622.9

 Impairment......................        ---           ---            (51.3)           ---            ---            (51.3)
 Acquisitions....................        ---             3.5           11.6              2.2          ---             17.3
 Disposals.......................        ---            (3.1)         ---              ---            ---             (3.1)
 Utilization     of    tax    net
    operating losses.............        ---            (2.7)          (2.5)           ---            ---             (5.2)
 Foreign exchange effect.........         21.1           1.7            0.1            ---            ---             22.9
                                  ---------------  ------------ ------------------  ------------   ------------  ------------
 Balance at December 31, 2003.... $      328.4     $    89.7    $     135.4         $   50.0       $  ---        $   603.5
                                  ===============  ============ ==================  ============   ============  ============

The goodwill recognized for the acquisition of Tatra as of December 31, 2003 is not final, as the Company has not yet completed its valuations of its tangible and intangible assets.

NOTE D - SALE OF BUSINESSES

In 2002, the Company acquired an interest in Crane & Machinery, Inc. ("C&M"), which distributes, rents and provides service for crane products, including those products manufactured by the Company. During 2002, the Company acquired from an unaffiliated financial institution outstanding loans in the amount of approximately $5.9 owed by C&M to that financial institution, and C&M was obligated to make payments to the Company pursuant to the terms of such loans. The results of C&M were consolidated in the Company's financial results from December 31, 2002 through November 10, 2003. On November 10, 2003, the Company sold its interest in C&M, and obtained a third party guarantee of the loans payable by C&M to the Company, as well as a pledge of the assets of C&M as security for the payment of such loans. As a result, the Company ceased to consolidate C&M's results as of November 10, 2003. In addition, on November 10, 2003, the Company sold substantially all of the assets of its Schaeff Incorporated subsidiary (a manufacturer of forklifts) to C&M, in consideration of C&M assuming approximately $3.1 of Schaeff Incorporated's indebtedness to the Company, with such indebtedness secured by the guarantee and pledge described above. The results of Schaeff Incorporated and C&M were included in the Terex Cranes segment prior to the November 10, 2003 transactions.

NOTE E -- DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound, Australian Dollar and Czech Koruna. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income
(loss) until the underlying hedged transactions are reported on the Company's consolidated statement of operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate ("LIBOR").

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

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency and lease obligations in operating profit. On the consolidated statement of cash flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At December 31, 2003, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at December 31, 2003 was a loss of $2.4. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During 2003, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At December 31, 2003, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at December 31, 2003 was a gain of $3.9, which is recorded in other non-current assets. During 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. This gain is being amortized over the original maturity and, combined with the market value of the swap agreements held at December 31, 2003, is offset by an $8.9 addition in the carrying value of the long-term obligations being hedged.

On March 31, 2003, the Company exited certain interest rate swap agreements in the notional amount of $175.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $7.8 upon exiting these swap agreements. The gain was being amortized over the original maturity of the Company's 8-7/8% Senior Subordinated Notes due 2008, the debt being hedged, prior to the retirement in June 2003 and December 2003 of that debt. At the time of the retirement of the debt being hedged the unamortized gain was recorded as an offset to the loss on the retirement of the debt. See Note M - "Long-Term Obligations" for additional information on the retirement of debt.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At
December 31, 2003, the Company had $155.1 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before December 31, 2004. The fair market value of these swaps at December 31, 2003 was a gain of $11.5. All of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

On May 23, 2002, the Company entered a swap agreement in the notional amount of $79.3. This represented a foreign currency exchange forward contract entered into to hedge a portion of the purchase price of Demag. The purchase price for

Demag was denominated in Euro. The Company recorded a gain of $5.5 in the second quarter of 2002 related to this transaction since it did not qualify as a hedge under SFAS No. 133. This swap agreement matured on July 1, 2002.

During 2003, 2002 and 2001, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At December 31, 2003, the fair value of all derivative instruments has been recorded in the Consolidated Balance Sheet as a net asset of $10.5, net of income taxes.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                                             Year Ended December 31,
                                               ----------------------------------------------------
                                                      2003              2002             2001
                                               ----------------- ----------------------------------
  Balance at beginning of period (upon         $       2.1       $      (0.8)     $       0.9
    adoption of SFAS No. 133 for 2001)....
  Additional gains (losses)...............            13.1               7.3              1.2
  Amounts reclassified to earnings........            (8.7)             (4.4)            (2.9)
                                               ----------------- ----------------------------------
  Balance at end of period................     $       6.5       $       2.1      $      (0.8)
                                               ================= ==================================


NOTE F - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. During 2003, 2002 and 2001, the Company experienced declines in several markets. In addition, the Company's recent acquisitions have created product, production and selling and administrative overlap with existing businesses. In response to changing market demand and to optimize the impact of recently acquired businesses, the Company has initiated the restructuring programs described below.

There have been no material changes relative to the initial plans established by the Company for the restructuring activities discussed below. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products.

2003 Programs
-------------

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

The Company recorded a charge of $1.5 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $1.5 charge is for non-cash closure costs and has been recorded in cost of goods sold. EarthKing is included in the Terex Roadbuilding, Utility Products and Other segment. The program was completed as of September 30, 2003. Additionally, during the first quarter of 2003, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8. This write-down was reported in "Other income (expense) - net."

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company's decision to consolidate its German tower crane manufacturing into its Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of this restructuring, the Company has accrued for a headcount reduction of 65 employees. As of December 31, 2003, 62 of the employees had ceased employment with the Company. The program is expected to be completed by April 30, 2004. Terex Peiner is included in the Terex Cranes segment. During the three months ended June 30, 2003, $2.6 and $0.5 were recorded in cost of goods sold and selling, general and administrative expenses, respectively. The Terex Peiner closing is expected to reduce annual operating costs by $3.4 once the program is fully implemented.

The Company also recorded a restructuring charge in the second quarter of 2003 of $1.9 for future cash expenditures related to the closure of its Powerscreen facility in Kilbeggan, Ireland. The $1.9 was comprised of $1.0 of severance charges and $0.9 of accruable exit costs. This charge is a result of the Company's decision to consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of 121 employees at the Kilbeggan facility. As of September 30, 2003, all of the employees had ceased employment with the Company. The program was substantially complete at December 31, 2003, except for the disposal of the real property, which is expected to be finalized in 2004. The Powerscreen Kilbeggan facility is included in the Terex Construction segment. During the three months ended June 30, 2003, $1.8 and $0.1 were recorded in cost of goods sold and selling, general and administrative expenses, respectively. The
Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

In addition, during the second quarter of 2003, the Company recorded restructuring charges of $4.7 in the Terex Roadbuilding, Utility Products and Other segment. These restructuring charges are the result of continued poor performance in the Roadbuilding business and the Company's efforts to streamline operations and improve profitability. The $4.7 restructuring charge is comprised of the following components:

     o A $2.8 charge related to exiting the bio-grind recycling business, with $2.5 recorded in cost of goods sold and $0.3 recorded in selling, general and administrative expenses.
     o A charge of $1.8 related to the exiting of the screening and shredder-mixer business operated at its Durand, Michigan facility, with $1.7 recorded in cost of goods sold and $0.1 recorded in selling, general and administrative expenses.
     o A $0.1 charge was recorded in selling, general and administrative expenses related to the headcount reduction of 17 employees at the Company's Cedarapids facility.

During the third quarter of 2003, the Company recorded a severance charge of $0.1 for future cash expenditures at its hydraulic crane production facility in Waverly, Iowa. The Company has terminated six employees due to the integration of the Terex-RO facility into Waverly. This charge has been recorded in cost of goods sold.

All of the 2003 projects are expected to reduce annual operating costs by approximately $15 in the aggregate when fully implemented.

2002 Programs
-------------

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

     o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provides pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, is part of the Company's Construction segment and is not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business has faced declining demand over the past few years and, as it is not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.
     o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company has consolidated several compact equipment production facilities into a single location in Coventry, England. The Company moved the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation has reduced total employment by 269 and was substantially complete as of September 30, 2003.
     o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Mining and Construction segments. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company expects to complete this process during 2004.
     o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business has been negatively impacted by reduced demand from large rental customers who are undergoing financial difficulties. This has resulted in reduced demand and deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program has reduced employment by 47 and was complete at September 30, 2003.
     o The elimination of the Standard Havens portable hot mix asphalt product. The Company performed marketing and engineering analysis that indicated that the Standard Havens product line did not meet current customer expectations. As a result, the Company opted to discontinue the Standard Havens portable hot mix asphalt product. The Company recorded a charge of $1.8 to write-down the discontinued inventory. The program was completed prior to December 31, 2002. The Standard
          Havens product line was part of the Terex Roadbuilding, Utility Products and Other segment.
     o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and an additional $0.8 in 2003. The Company expects to pay the remaining balance during the first half of 2004.
     o The elimination of the rotating telehandler product in North America by the Terex Construction segment. It was determined that the product, although popular in Europe as a multi-purpose machine, was not gaining customer acceptance in North America. The Company recorded a charge of $0.7 to write-down the rotating telehandler inventory in North America. The program was completed prior to December 31, 2002.

During 2003, the Company recorded an additional $4.9 of charges ($2.4 recorded in cost of goods sold and $2.5 in selling, general and administrative expenses) relating to programs begun in 2002. These period charges primarily related to facility closure costs, inventory write-downs, severance and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in 2003 and 2002 that related to productivity and business rationalization:

                                           Employee                       Facility
                                         Termination       Asset            Exit
                                            Costs         Disposals         Costs           Other           Total
                                        --------------   -----------   -------------   ---------------  --------------

       Restructuring charges..........  $     13.1       $   19.3      $     2.9       $     2.0        $   37.3
       Cash expenditures..............        (3.0)         ---             (0.5)           (0.6)           (4.1)
       Non-cash write-offs............        (0.4)         (19.3)         ---             ---             (19.7)
                                        --------------   -----------   -------------   ---------------  --------------

       Accrued  restructuring charges
         at December 31, 2002........          9.7          ---              2.4             1.4            13.5

       Restructuring charges..........         5.2           10.5            0.4             1.1            17.2
       Cash expenditures..............       (14.8)          (1.0)          (0.6)           (0.9)          (17.3)
       Non-cash write-offs............       ---             (9.5)          (0.8)           (0.3)          (10.6)
                                        --------------   -----------   -------------   ---------------  --------------

       Accrued  restructuring  charges
         at December 31, 2003.........  $      0.1       $  ---        $     1.4       $     1.3        $    2.8
                                        ==============  ============   =============   ===============  ==============

In aggregate, the restructuring charges described above incurred during 2003 and 2002 were included in cost of goods sold ($15.8 and $25.8) and selling, general and administrative expenses ($1.4 and $11.5), respectively.

Demag and Genie Acquisition Related Projects
--------------------------------------------

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisition of Demag and Genie in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002 related to the acquisition of Demag consist of:

     o The elimination of certain PPM branded 3, 4 and 5 axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau were reduced. As of June 30, 2003, 102 employees had ceased employment with the Company. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products. This program was completed during the second quarter of 2003.
     o The closure of the Company's existing crane distribution center in Germany. Prior to the acquisition of Demag, the Company distributed mobile cranes under the PPM brand from a facility in Dortmund, Germany. The acquisition of Demag provided an opportunity to consolidate distribution and reduce the overall cost to serve customers in Germany. The Company recorded a charge of $2.5, of which $0.7 was for severance, $1.2 was for inventory write-downs, and $0.6 for lease termination costs. Eleven employees were terminated as a result of these actions. As of June 30, 2003, all of the employees had ceased employment with the Company. The Company expects this program to be completed by June 30, 2004.
     o The rationalization of certain crawler crane products sold under the American Crane brand in the United States. The acquisition of Demag created an overlap with certain large crawler cranes produced in the Company's Wilmington, North Carolina facility. Certain cranes produced in the North Carolina facility will be rated for reduced lifting capacity and marketed to a different class of user. This change in marketing strategy, triggered by the acquisition of Demag, negatively impacted inventory values. The Company recorded a charge of $3.2 associated with the write down of inventory. The Company completed the sale of such inventory during the fourth quarter of 2003.
     o In addition, the acquisition of Demag created an overlap of small, mobile cranes marketed for use in urban work places. As a result, the Company opted to cease production of this style of crane, produced under license from another company, and replace them with cranes produced by Demag. As a result of this decision, a charge of $1.8 was recorded to terminate the license agreement.

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

During 2003, the Company recorded an additional $4.0 of charges related to programs begun in 2002. These period charges primarily related to inventory write-downs and plant and equipment disposals and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in the fourth quarter of 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:



                                      Employee
                                     Termination        Asset        Facility
                                        Costs         Disposals     Exit Costs        Other           Total
                                    --------------   ------------  ------------  ---------------   -------------
Restructuring Charges............   $    6.1         $   15.9      $    0.6      $      2.1        $    24.7
Cash expenditures................       (1.0)           ---           ---             ---               (1.0)
Non-cash write-offs..............      ---              (15.9)        ---              (1.8)           (17.7)
                                    --------------   ------------  ------------  ---------------   -------------

Accrued restructuring charges at
   December 31, 2002.............        5.1            ---             0.6             0.3              6.0

Restructuring Charges............      ---                4.0         ---             ---                4.0
Cash expenditures................       (4.1)           ---           ---              (0.3)            (4.4)
Non-cash write-offs..............      ---               (4.0)        ---             ---               (4.0)
                                    --------------   ------------  ------------  ---------------   -------------

Accrued restructuring charges at
   December 31, 2003.............   $    1.0         $  ---        $    0.6      $    ---          $     1.6
                                    ==============   ============  ============  ===============   =============

The restructuring charges described above were included in cost of goods sold ($4.0 and $22.7) and selling, general and administrative expenses ($0.0 and $2.0) in 2003 and 2002, respectively.

Asset Impairment
----------------

Given the poor performance of the Light Construction group in 2002 and management's projections of future results, the Company performed an impairment review of fixed assets under SFAS No. 144. The market for this group's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the group's products, which has reduced demand for these products, and the increasing preference of end users of the group's products to rent, rather than purchase, equipment. This review took into account expected future cash flow to be generated by the business given management's assessment of market conditions. The result of this review was a write-down of fixed assets within the Light Construction group, a component of the Terex Roadbuilding, Utility Products and Other segment, to their estimated fair values based primarily on discounted cash flow analysis. A charge of $7.9 was recorded as cost of goods sold in the second quarter of 2002 in connection with this write-down.

Other Items
-----------

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

2001 Programs
-------------

During the third and fourth quarters of 2001, the Company recorded $29.9 of restructuring costs in connection with the consolidation of seven facilities throughout the world and headcount reductions of approximately 725 employees. This restructuring was initiated to take advantage of recent acquisitions and in expectation of a continued weak global economy. As of December 31, 2003, these seven facilities have been closed.

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

NOTE G -- EARNINGS PER SHARE

                                                        (in millions, except per share data)
                              --------------------------------------------------------------------------------------------------
                                         2003                             2002                              2001
                              ------------------------------   ------------------------------  ---------------------------------
                                                     Per-                            Per-                               Per-
                                                    Share                           Share                               Share
                               Income   Shares     Amount       Income   Shares     Amount       Income     Shares      Amount
                              -------- -------- ------------   -------- -------- ------------  ----------  --------   ----------
Basic earnings per share
 Income (loss) before
  cumulative effect of
  change in accounting
  principle................   $(25.5)    47.7    $ (0.53)      $(19.1)    43.2    $(0.44)      $   12.8      28.1     $  0.46

Effect of dilutive securities
 Stock Options..............   ---      ---                     ---      ---                      ---         0.7
 Equity Rights..............   ---      ---                     ---      ---                      ---         0.1
                              -------- --------                -------- --------               ----------  --------
Income (loss) before
 cumulative effect of change
 in accounting principle..... $(25.5)    47.7    $ (0.53)      $(19.1)    43.2    $(0.44)      $   12.8      28.9     $  0.44
                              ======== ========                ======== ========               ==========  ========


Had the Company recognized income before cumulative effect of change in accounting principle in 2003 and 2002, then the incremental shares attributable to the assumed exercise of outstanding stock options, the effect of Common Stock to be issued at December 31, 2003 and 2002 for the Company's contingent obligation to make additional payments for the acquisition of Genie and the effect of Common Stock held by the Company's deferred compensation plan would have increased diluted shares outstanding by 0.9 million, 0.4 million and 0.6 million shares in 2003 and by 0.7 million, 0.2 million and 0.0 million shares in 2002, respectively.

Options to purchase 1,087 thousand, 956 thousand, and 738 thousand shares of Common Stock were outstanding during 2003, 2002, 2001 respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive. As discussed in Note B - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 319 thousand and 639 thousand shares for the years ended December 31, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share.

NOTE H -- INVENTORIES

Inventories consist of the following:

                                                     December 31,
                                             ------------------------------
                                                  2003           2002
                                             --------------- --------------
Finished equipment........................   $     365.7     $     437.2
Replacement parts.........................         251.3           225.0
Work-in-process...........................         187.4           225.5
Raw materials and supplies................         205.3           218.6
                                             --------------- --------------
  Net inventories.........................   $   1,009.7     $   1,106.3
                                             =============== ==============

At December 31, 2003 and 2002, the Company had inventory reserves of $59.4 and $36.7, respectively, for excess and obsolete inventory.

NOTE I -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                       December 31,
                                              --------------------------------
                                                   2003            2002
                                              -------------- -----------------
Property....................................  $      51.9     $      43.0
Plant.......................................        233.4           173.4
Equipment...................................        249.9           197.6
                                              -------------- -----------------
                                                    535.2           414.0
Less:  Accumulated depreciation.............       (165.1)         (104.6)
                                              -------------- -----------------
  Net property, plant and equipment.........  $     370.1     $     309.4
                                              ============== =================

NOTE J -- INVESTMENT IN JOINT VENTURE

In April 2001, Genie entered into a joint venture arrangement with a European financial institution whereby Genie maintains a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Solutions Holding B.V. ("GFSH B.V."). Genie contributed $4.7 in cash in exchange for its ownership interest in GFSH B.V. During January 2003 and 2002, Genie contributed an additional $0.8 and $0.6, respectively, in cash to GFSH B.V. The Company applies the equity method of accounting for its investment in GFSH B.V., as the Company does not control the operations of GFSH B.V.

GFSH B.V. was established to facilitate the financing of Genie's products sold in Europe. As of December 31, 2003, the joint venture's total assets were $161.4 and consisted primarily of financing receivables and lease related equipment; total liabilities were $145.3 and consisted primarily of debt issued by the fifty-one percent (51%) joint venture partner. The Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of December 31, 2003 the maximum exposure to loss under these guarantees is approximately $10. Additionally, the Company is required to maintain a capital account balance in GFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to GFSH B.V. by the Company of losses to the extent of the Company's ownership percentage.

As defined by FIN 46R, GFSH B.V. is a VIE. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of GFSH B.V., it is possible that the Company will be required to consolidate the results of GFSH B.V. in its March 31, 2004 financial statements. The Company is in the process of negotiating changes to the ownership and operating structure of GFSH B.V. with its joint venture partner, with the intended result that GFSH B.V. could continue to be accounted for under the equity method; however, there can be no assurance that an agreement on these terms will be reached.

NOTE K-- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms range up to 84 months. The net book value of equipment subject to operating leases was approximately $126 and $140 at December 31, 2003 and 2002, respectively, and are included in "Other Assets" on the Company's Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancelable operating leases with lease terms in excess of one year are as follows:

         Years ending December 31,
                       2004......................       $9.2
                       2005......................        3.7
                       2006 .....................        2.3
                       2007 .....................        1.1
                       2008......................        0.3
                       Thereafter................        0.6
                                                  -------------
                                                       $17.2
                                                  =============

The Company received approximately $14 and $5 of rental income from assets subject to operating leases with lease terms greater than one year during 2003 and 2002, respectively, none of which represented contingent rental payments.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $23.5 and $72.5 at December 31, 2003 and 2002, respectively. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at December 31, 2003, representing a contingent liability under the limited recourse provisions.

During 2001, 2002 and 2003, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $43.8 credit risk and a $36.5 residual risk at December 31, 2003.

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

The components of net investment in sales-type leases, which are included in Other Assets on the Company's consolidated Balance Sheet, consisted of the following at December 31, 2003:

    Gross minimum lease payments receivable ................... $        29.4
    Estimated residual values..................................          18.9
    Allowance for future losses................................          (3.3)
    Unearned finance income....................................          (7.7)
                                                                ----------------
       Net investment in sales-type leases.....................          37.3
    Less:  Current portion.....................................         (21.4)
                                                                ----------------
       Non-current net investment in sales-type leases......... $        15.9
                                                                ================

Scheduled future gross minimum lease payments receivable are as follows:

                Years ending December 31,
                  2004..................................$        11.1
                  2005..................................         10.3
                  2006..................................          5.0
                  2007..................................          2.3
                  2008..................................          0.7
                                                        ------------------
                                                        $        29.4
                                                        ==================

NOTE M -- LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                                                                 December 31,
                                                                                         -----------------------------
                                                                                              2003           2002
                                                                                         --------------- -------------
7-3/8 % Senior Subordinated Notes due January 15, 2014.................................  $     297.3     $    ---
9-1/4 % Senior Subordinated Notes due July 15, 2011....................................        200.0          200.0
10-3/8% Senior Subordinated Notes due April 11, 2011...................................        300.0          300.0
8-7/8% Senior Subordinated Notes due April 1, 2008.....................................         --            246.2
2002 Bank Credit Facility - term debt..................................................        378.2          582.6
2002 Bank Credit Facility - revolving credit facility..................................         35.1           55.3
Notes payable..........................................................................         26.4           17.6
Capital lease obligations..............................................................         19.4           15.9
Other..................................................................................        105.2          143.6
                                                                                         --------------- -------------
  Total long-term debt.................................................................      1,361.6        1,561.2
  Less: Current portion of long-term debt..............................................        (86.8)         (74.1)
                                                                                         --------------- -------------
  Long-term debt, less current portion.................................................  $   1,274.8     $  1,487.1
                                                                                         =============== =============

Certain prior year amounts in the table above have been reclassified to conform with the current year's presentation.

The 7-3/8% Senior Subordinated Notes
------------------------------------

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 discounted to yield 7-1/2% (the "7-3/8% Notes"). The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The Company used the approximately $290 net proceeds from the offering of the 7-3/8% Notes, together with approximately $119 of cash on hand, to prepay approximately $200 of its existing term loans and to retire $200 of aggregate principal of its 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The Company recorded a charge of $10.9 to recognize a loss on the payment of a premium and on the write-off of unamortized debt acquisition costs and original issue discount for the early extinguishment of debt in connection with the prepayment of such existing term loans and the 8-7/8% Notes, partially offset by a gain on related interest rate hedges. The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

The 9-1/4% Senior Subordinated Notes
------------------------------------

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (the "9-1/4% Notes"). The 9-1/4% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 9-1/4% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3 to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act. The 9-1/4% Notes are redeemable by the Company beginning in January 2007 at an initial redemption price of 104.625% of principal amount.

The 10-3/8% Senior Subordinated Notes
-------------------------------------

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities, described below, from $125 to $300. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $3.4 to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act. The 10-3/8% Notes are redeemable by the Company beginning in April 2006 at an initial redemption price of 105.188% of principal amount.

The 8-7/8% Senior Subordinated Notes
------------------------------------

On March 9, 1999 and March 31, 1998, the Company sold and issued $100.0 and $150.0 aggregate principal amount of the 8-7/8% Notes discounted to yield 9.73% and 8.94%, respectively. The 8-7/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - "Consolidating Financial Statements"). The net proceeds from the offerings were used to repay a portion of the outstanding indebtedness under Terex's credit facilities, to fund a portion of the aggregate consideration for the acquisition of O&K Mining GmbH and for other acquisitions. In June 2003, the Company retired $50.0 principal amount of the 8-7/8% Notes and incurred a loss on the retirement of debt of $1.9. In December 2003, the Company retired the remaining $200.0 principal amount of the 8-7/8% Notes and incurred a loss on the retirement of debt of $9.0.

The 2002 Bank Credit Facility
-----------------------------

On July 3, 2002, the Company entered into an amended and restated credit agreement (the "2002 Bank Credit Facility") with its bank lending group, which replaced the Company's previous 1999 Bank Credit Facility and 1998 Bank Credit Facility, described below. The 2002 Bank Credit Facility provided for $375 of term debt maturing on July 3, 2009 and a revolving credit facility of $300 that is available through July 3, 2007. The proceeds of the term debt were used to repay amounts outstanding under the 1999 Bank Credit Facility and 1998 Bank Credit Facility (approximately $288), for the acquisition of Demag and for general corporate purposes. A loss for the write-off of unamortized debt acquisition costs of $2.4 was recorded in connection with this transaction. The revolving credit facility is used for working capital and general corporate purposes, including acquisitions. The 2002 Bank Credit Facility also includes provisions for an additional $250 of term borrowing by the Company on terms similar to the current term loan debt under this facility. On September 13, 2002, the Company consummated a $210 incremental term loan borrowing under this provision of the 2002 Bank Credit Facility, the net proceeds of which were used to acquire Genie (approximately $10), to refinance some of Genie's debt (approximately $168) and for other general corporate purposes.

On November 25, 2003, the Company entered into an amendment of its 2002 Bank Credit Facility that permitted the redemption of the 8-7/8% Notes with proceeds from the offering of the 7-3/8% Notes. The amendment, among other things, will also permit the repurchase of $200 principal amount of the Company's 10-3/8% Notes on or after April 1, 2006 and extended the period of time until the maximum consolidated leverage ratio covenant and maximum senior secured debt leverage ratio covenant adjust downward until later in 2004 and 2005, respectively, in order to provide the Company greater flexibility. In connection with this amendment and the issuance and sale of the 7-3/8% Notes, the Company prepaid $200 of the term loans outstanding under the 2002 Bank Credit Facility.

As of December 31, 2003, the Company had $378.2 of term loans outstanding under the 2002 Bank Credit Facility. Term loans under the 2002 Bank Credit Facility bear interest at a rate of 2.0% to 2.5% per annum in excess of the adjusted Eurodollar rate. The weighted average interest rate on the term loans under the 2002 Bank Credit Facility at December 31, 2003 was 3.45%.

As of December 31, 2003, the Company had a balance of $35.1 outstanding under the revolving credit component of the 2002 Bank Credit Facility, letters of credit issued under the 2002 Bank Credit Facility totaled $47.3, and the additional amount the Company could have borrowed under the revolving credit component of the 2002 Bank Credit Facility was $217.8. The outstanding principal amount of loans under the revolving credit portion of the 2002 Bank Credit

Facility bears interest, at the Company's option, at an all-in drawn cost of 1.75% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 0.75% per annum above the prime rate. These rates are subject to change based on the Company's consolidated leverage ratio as defined under the 2002 Bank Credit Facility. The weighted average interest rate on the outstanding portion of the 2002 Bank Credit Facility revolving credit component was 4.40% at December 31, 2003.

With limited exceptions, the obligations of the Company under the 2002 Bank Credit Facility are secured by a pledge of all of the capital stock of domestic subsidiaries of the Company, a pledge of 65% of the stock of the foreign subsidiaries of the Company and a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 2002 Bank Credit Facility contains covenants limiting the Company's activities, including, without limitation, limitations on dividends and other payments, liens, investments, incurrence of indebtedness, mergers and asset sales, related party transactions and capital expenditures. The 2002 Bank Credit Facility also contains certain financial and operating covenants, including financial covenant ratios such as a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, a maximum senior secured debt leverage ratio and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with its covenants under the 2002 Bank Credit Facility at December 31, 2003.

The 1999 Bank Credit Facility
-----------------------------

On July 2, 1999, the Company entered into a credit agreement (the "1999 Bank Credit Facility") for a term loan of up to $325 to provide the funds necessary to acquire the outstanding share capital of Powerscreen and for other general corporate purposes. The 1999 Bank Credit Facility was subsequently amended and restated on August 23, 1999 to provide an additional term loan of up to $125 to acquire Cedarapids. The 1999 Bank Credit Facility was further amended and restated on March 29, 2001 to provide an additional $175 revolving credit facility (the "1999 Revolving Credit Facility") for working capital and general corporate purposes, including acquisitions. All amounts outstanding under the 1999 Bank Credit Facility, including the term loans and the 1999 Revolving Credit Facility, were repaid upon the Company's entry into the 2002 Bank Credit Facility. During 2002 and 2001, the Company made principal prepayments of $152.9 and $246.0, respectively, on the term loans under the 1999 Bank Credit Facility.

The 1998 Bank Credit Facility
-----------------------------

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

Pursuant to the term loan component of the 1998 Bank Credit Facility, the Company borrowed (i) $175 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). At December 31, 2003, there is no outstanding principal amount for the Term A Loan, as the Term A Loan was repaid in full during 2001, nor the Term B Loan, as the Term B Loan was repaid in full during 2002 in connection with the Company's entry into the 2002 Bank Credit Facility. During 2002 and 2001, the Company made principal prepayments of $65.0 and $142.4, respectively, on the Term A Loan and Term B Loan. In connection with the Company's entry into the 2002 Bank Credit Facility, the Company also repaid all amounts outstanding under the revolving loan component of the 1998 Bank Credit Facility in 2002.

The Letter of Credit Facility
-----------------------------

In conjunction with the 1999 Bank Credit Facility, in July 1999 the Company received a separate letter of credit facility of up to $50. In conjunction with the July 3, 2002 amendment to the 1999 Bank Credit Facility, this letter of credit facility was increased to up to $200. The 2002 Bank Credit Facility incorporates a letter of credit facility of up to $200 in place of the facility included in the 1999 Bank Credit Facility (the "Letter of Credit Facility"). Under the 2002 Bank Credit Facility, the Company may arrange with lenders for the issuance of up to $200 of letters of credit, which may be issued either under the revolving credit component of the 2002 Bank Credit Facility or under the separate Letter of Credit Facility contained within the 2002 Bank Credit Facility. Letters of credit issued under the revolving credit facility decrease availability under the $300 revolving credit component of the 2002 Bank Credit Facility; however, letters of credit issued under the Letter of Credit Facility do not decrease availability under the revolving credit component of the 2002 Bank Credit Facility. As of December 31, 2003, the Company has received commitments to issue letters of credit under the Letter of Credit Facility of $33.4, and at December 31, 2003, letters of credit issued under the Letter of Credit Facility totaled $19.0.

Other
-----

Included in Other is $8.9 for a fair value adjustment increasing the carrying value of debt. This adjustment is a result of the application of accounting for fair value hedges with respect to fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 7-3/8% Notes. See Note E - "Derivative Financial Instruments."

Schedule of Debt Maturities
---------------------------

Scheduled annual maturities of long-term debt outstanding at December 31, 2003 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note N -- "Lease Commitments":

 2004................................... $     79.2
 2005...................................       25.4
 2006...................................        7.7
 2007...................................       40.5
 2008...................................       89.9
 Thereafter.............................    1,090.6
                                         -------------
     Total.............................. $  1,333.3
                                         =============

Total long-term debt at December 31, 2003 is $1,342.2. The $8.9 difference is due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 7-3/8% Notes. See Note E - "Derivative Financial Instruments."

Based on quoted market values, the Company believes that the fair values of the 7-3/8% Notes, the 9-1/4% Notes and the 10-3/8% Notes were approximately $303, $220 and $336, respectively as of December 31, 2003. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $103.6, $83.1 and $95.6 of interest in 2003, 2002 and 2001, respectively.

NOTE N -- LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $10.7 and $8.7, net of accumulated amortization of $6.3 and $9.6, at December 31, 2003 and 2002, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 2003 are as follows:

                                                    Capital      Operating
                                                     Leases        Leases
                                                  ------------- -------------
 2004............................................ $      8.1    $     63.5
 2005............................................        3.6          55.1
 2006............................................        3.2          46.7
 2007............................................        2.1          41.8
 2008............................................        1.4          34.7
 Thereafter......................................        2.5         157.5
                                                  -------------
                                                                -------------
     Total minimum obligations ..................       20.9    $    399.3
                                                                =============
 Less amount representing interest...............       (1.5)
                                                  -------------
     Present value of net minimum obligations....       19.4
 Less current portion............................       (7.6)
                                                  -------------
     Long-term obligations....................... $     11.8
                                                  =============

Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $55.6, $31.3 and $13.2 in 2003, 2002 and 2001 respectively.

NOTE O -- INCOME TAXES

The components of Income (Loss) From Continuing Operations Before Income Taxes and Extraordinary Items are as follows:

                                                                          Year ended December 31,
                                                                  -----------------------------------------
                                                                      2003          2002          2001
                                                                  ------------- ------------- -------------
United States.................................................... $     (53.9)  $     (27.4)  $       5.5
Foreign..........................................................        18.6          (0.8)         13.4
                                                                  ------------- ------------- -------------
Income (loss) from continuing operations before income taxes
    and extraordinary items...................................... $ (35.3)      $ (28.2)      $ 18.9
                                                                  ============= ============= =============

The major components of the Company's (benefit from) provision for income taxes are summarized below:

                                                                          Year ended December 31,
                                                                  -----------------------------------------
                                                                      2003          2002          2001
                                                                  ------------- ------------- -------------
Current:
  Federal........................................................ $   ---       $    (4.7)    $     4.3
  State..........................................................       0.8           0.6           1.3
  Foreign........................................................      21.2          19.6           8.9
                                                                  ------------- ------------- -------------
      Current income tax provision...............................      22.0          15.5          14.5
                                                                  ------------- ------------- -------------
Deferred:
  Federal........................................................     (17.7)        (10.9)         (6.0)
  State..........................................................      (0.3)         (2.4)          1.6
  Foreign........................................................     (13.8)        (11.3)         (4.0)
                                                                  ------------- ------------- -------------
     Deferred income tax provision                                    (31.8)        (24.6)         (8.4)
                                                                  ------------- ------------- -------------
         Total (benefit from) provision for income taxes......... $    (9.8)    $    (9.1)    $     6.1
                                                                  ============= ============= =============

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carryforward as of December 31, 2003 and 2002 are summarized below for major balance sheet captions:

                                                2003          2002
                                            ------------- -------------
Fixed assets............................... $     (63.5)  $     (46.0)
Intangibles................................       ---           (14.1)
Other......................................       (10.9)        ---
                                            ------------- -------------
     Total deferred tax liabilities........       (74.4)        (60.1)
                                            ------------- -------------
Receivables................................         5.8           5.2
Net inventories............................        22.0           7.6
Fixed assets...............................       ---           ---
Workers' compensation......................         2.3           2.0
Warranties and product liability...........        20.3          15.9
Net operating loss carryforwards...........       282.1         247.1
Pension....................................        22.6          22.9
Equipment lease revenue....................        54.1          32.5
Other......................................        45.0           8.2
                                            ------------- -------------
     Total deferred tax assets.............       454.2         341.4
                                            ------------- -------------
Deferred tax assets valuation allowance....      (161.4)       (141.0)
                                            ------------- -------------
     Net deferred tax assets............... $     218.4   $     140.3
                                            ============= =============

Deferred tax liabilities are included in current liabilities and non-current liabilities on the consolidated balance sheet. The current portion is $10.9 and the non-current portion is $63.5. The valuation allowance for deferred tax assets as of January 1, 2002 was $56.2. The net change in the total valuation allowance for the years ended December 31, 2003 and 2002 were increases of $20.4 and $84.8, respectively. The increase in valuation allowance for the years ended December 31, 2003 and 2002 were primarily due to an increase in foreign net operating loss carryforwards, for which the Company has provided a valuation allowance. Approximately $101.8 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill of the acquired entity. The Company provides valuation allowances for deferred tax assets whose realization is not more likely than not based on estimated future taxable income in the carryforward period. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

The Company's Provision for Income Taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company's Income From Continuing Operations Before Income Taxes and Extraordinary Items. The reasons for the difference are summarized below:

                                                                            Year ended December 31,
                                                                   ------------------------------------------
                                                                       2003           2002          2001
                                                                   -------------- ------------- -------------
Tax at statutory federal income tax rate.......................... $     (12.3)   $     (9.9)   $      6.6
State taxes.......................................................        (0.1)         (1.8)          1.5
Change in valuation allowance relating to NOL and temporary
   differences....................................................        (6.4)          6.0          (6.3)
Foreign tax differential on income/losses of foreign subsidiaries.        (1.8)        ---             3.8
Non-deductible goodwill charges...................................         9.6         ---             0.4
Federal tax credits...............................................       ---            (1.3)        ---
Other.............................................................         1.2          (2.1)          0.1
                                                                   -------------- ------------- -------------
     Total (benefit) provision for income taxes................... $      (9.8)   $     (9.1)   $      6.1
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

At December 31, 2003, the Company had domestic federal net operating loss carryforwards of $332.0. The tax basis of U. S. federal net operating loss carryforwards expire as follows:

                                        Tax Basis Net
                                       Operating Loss
                                        Carryforwards
                                       ----------------
 2004................................. $        5.8
 2005.................................          0.8
 2006.................................          5.8
 2007.................................          8.5
 2008.................................         56.4
 2009.................................         35.8
 2010.................................         43.6
 2011-2019............................          3.6
 2020.................................         22.3
 2021.................................         92.4
 2022.................................         25.6
 2023.................................         31.4
                                       ----------------
     Total............................ $      332.0
                                       ================

If a change of control of the Company, as defined by the Tax Reform Act of 1986, were to occur, the Company's utilization of the U.S. net operating loss and credit carryforwards would be subject to annual limitation in future periods.

The Company also has various state net operating loss carryforwards available to reduce future state taxable income and income taxes. These net operating loss carryforwards expire at various dates beginning in 2004 through 2023. In addition, the Company's foreign subsidiaries have approximately $645.8 of loss carryforwards, $163.5 in the United Kingdom, $64.2 in France, $379.8 in Germany and $38.3 in other countries, which are available to offset future foreign taxable income. These foreign tax loss carryforwards are available without expiration.

The Company made income tax payments of $8.5, $14.2 and $14.8 in 2003, 2002 and 2001, respectively.

NOTE P -- STOCKHOLDERS' EQUITY

Common Stock. The Company's certificate of incorporation was amended in June 1998 to increase the number of authorized shares of Common Stock to 150.0 million. On April 23, 2002, the Company issued 5.3 million shares of Common Stock in a public offering with net proceeds to the Company of $113.3. As disclosed in "Note B - Acquisitions," the Company also issued approximately 0.9 million shares of Common Stock in connection with the acquisitions of Commercial Body, Tatra and Genie during 2003 and the Company issued 5.3 million shares of Common Stock during 2002 in connection with the acquisitions of Schaeff, Utility Equipment, Telelect Southeast and Genie.

On October 1, 2001, the Company issued 3.6 million shares of Common Stock in exchange for the common stock of CMI. Additionally, on December 10, 2001, the Company issued 5.8 million shares of Common Stock in a public offering for net proceeds to the Company of $96.3.

On December 31, 2003,  there were 50.0 million shares of Common Stock issued and
48.8 million shares of Common Stock outstanding. Of the 101.2 million unissued shares of Common Stock at that date, 3.2 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. In March 2000, the Company's Board of Directors authorized the purchase of up to 2.0 million shares of the Company's outstanding Common Stock over the following twelve months. As of December 31, 2003, the Company had acquired 1.4 million shares of Common Stock at a total cost of $20.5. During the fourth quarter of 2000, the Company reissued 0.2 million shares of Common Stock as partial payment for an acquired company. As of December 31, 2003, the Company held 1.2 million shares of Common Stock in treasury.

Preferred Stock. The Company's certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2003, no shares of preferred stock were outstanding.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with a $250 debt offering. During 2002 and 2001, holders exercised 44.8 thousand and 72.0 thousand rights, respectively. Also, during 2002, 103 thousand rights were exchanged for approximately 65 thousand shares of Common Stock pursuant to an offer of accommodation made by the Company. As of December 31, 2003, there were no Equity Rights outstanding, as all Equity Rights were either exercised or expired.

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company's success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options ("Options") to purchase shares of Common Stock, (ii) stock appreciation rights ("SARs"), (iii) stock purchase awards, (iv) restricted stock awards and
(v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million. As of December 31, 2003, 655 thousand shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting, among other things, of (i) Options to purchase shares of Common Stock, (ii) shares of

Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant's job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. At December 31, 2003, 195 thousand shares were available for grant under the 1996 Plan. The 1996 Plan also provides for automatic grants of Options to non-employee directors.

In 1994, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the "1994 Plan") covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's Common Stock available to be awarded under the 1994 Plan is 750 thousand, subject to certain adjustments. At December 31, 2003, 10 thousand shares were available for grant under the 1994 Plan.

The Company maintains the Terex Corporation Incentive Stock Option Plan (the "1988 Plan"). The 1988 Plan is a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. An ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. An ISO expires after ten years. In accordance with the terms of the 1988 Plan, no additional stock options are available for grant under the 1988 Plan at December 31, 2003, since grants under the 1988 Plan could only be made within ten years of the date of the 1988 Plan's adoption.

Substantially all stock option grants under the 2000 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant.

The following table is a summary of stock options under all of the Company's plans.

                                                               Weighted
                                            Number of     Average Exercise Price
                                            Options           per Share
                                          ------------- ------------------------

Outstanding at December 31, 2000.........    1,297,397  $         17.29
   Granted...............................      852,000  $         16.90
   Exercised.............................     (154,650) $          7.59
   Canceled or expired...................      (43,985) $         13.62
                                          -------------

Outstanding at December 31, 2001.........    1,950,762  $         17.96
   Granted...............................      608,341  $         21.80
   Exercised.............................     (221,383) $         14.48
   Canceled or expired...................      (49,450) $         12.90
                                          -------------

Outstanding at December 31, 2002.........    2,288,270  $         19.43
   Granted...............................      726,773  $         12.30
   Exercised.............................     (201,975) $         15.33
   Canceled or expired...................     (272,578) $         22.28
                                          -------------

Outstanding at December 31, 2003.........    2,540,490  $         17.41
                                          ============= ========================


Exercisable at December 31, 2003.........    1,059,721  $         18.96
                                          ============= ========================

Exercisable at December 31, 2002.........      969,281  $         19.56
                                          ============= ========================

Exercisable at December 31, 2001.........      761,688  $         18.52
                                          ============= ========================

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                       Options Outstanding                   Options Exercisable
                             ----------------------------------------- -------------------------------
                                                                                         Weighted
                                            Weighted      Weighted                        Average
                                           Average         Average                       Exercise
         Range of             Number of       Life     Exercise Price     Number of      Price per
      Exercise Prices          Options     (in years)     per Share        Options         Share
---------------------------- ------------- ----------- --------------- -------------------------------

$       3.50 - $      6.00        42,587        1.9    $       4.37         42,587      $      4.37
$       6.01 - $     10.00         6,900        2.3    $       6.75          6,900      $      6.75
$      10.01 - $     15.00       845,108        7.7    $      11.81        219,420      $     13.03
$      15.01 - $     20.00       752,341        6.9    $      16.90        350,091      $     16.83
$      20.01 - $     25.00       629,700        7.6    $      22.37        199,950      $     22.39
$      25.01 - $     30.00       258,131        4.0    $      27.13        235,050      $     27.28
$      30.01 - $     42.58         5,723        0.7    $      39.18          5,723      $     39.18
                             -------------                             ----------------
                               2,540,490        7.0    $      17.41      1,059,721      $     18.96
                             =============                             ================

Comprehensive Income (Loss). The following table reflects the accumulated balances of other comprehensive income (loss).

                                                                                         Accumulated
                                     Pension        Cumulative       Derivative             Other
                                    Liability       Translation        Hedging           Comprehensive
                                    Adjustment      Adjustment       Adjustment          Income (Loss)
                                ----------------- --------------  -----------------  --------------------
Balance at December 31, 2000....      (0.3)              (78.2)          ---                (78.5)
Current year change.............      (3.3)              (37.7)           (0.8)             (41.8)
                                ----------------- --------------  -----------------  --------------------
Balance at December 31, 2001          (3.6)             (115.9)           (0.8)            (120.3)
Current year change.............     (26.8)               90.6             2.9               66.7
                                ----------------- --------------  -----------------  --------------------

Balance at December 31, 2002         (30.4)              (25.3)            2.1              (53.6)
Current year change.............       1.3               104.9             4.4              110.6
                                ----------------- --------------  -----------------  --------------------

Balance at December 31, 2003....$    (29.1)       $       79.6     $       6.5       $       57.0
                                ================= ==============  =================  ====================

NOTE Q -- RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans
-------------

US Plans - As of December 31, 2003, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. At December 31, 2003 and 2002, the Terex Plans held 0.2 million shares of the Company's Common Stock, with market values of $5.7 and $2.2, respectively.

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

Other Postemployment Benefits
-----------------------------

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

The Company uses a December 31 measurement date for its U.S. plans. The liability of the Company's U.S. plans, including the SERP, as of December 31, was as follows:


                                                                     Pension Benefits             Other Benefits
                                                                  --------------------------- ---------------------------
                                                                      2003          2002          2003          2002
                         Change in benefit obligation:
                           Benefit obligation at beginning of year $   109.4    $     99.1    $      9.0    $       6.7
                           Service cost..........................        1.4           0.5           0.1            0.1
                           Interest cost.........................        7.3           7.1           0.7            0.6
                           Impact of plan amendments.............      ---             3.5         ---            ---
                           Actuarial (gain) loss.................       11.9           6.5           2.5            2.5
                           Benefits paid.........................       (7.4)         (7.3)         (1.1)          (0.9)
                                                                  ------------- ------------- ------------- -------------
                         Benefit obligation end of year..........      122.6         109.4          11.2            9.0
                                                                  ------------- ------------- ------------- -------------

                         Change in plan assets:
                           Fair value of plan assets at beginning
                            of year..............................       86.0          97.6         ---            ---
                           Actual return on plan assets..........       16.3          (6.6)        ---            ---
                           Employer contribution.................        1.3           2.3           1.1            0.9
                           Benefits paid.........................       (7.4)         (7.3)         (1.1)          (0.9)
                                                                  ------------- ------------- ------------- -------------
                         Fair value of plan assets at end of year       96.2          86.0         ---            ---
                                                                  ------------- ------------- ------------- -------------

                         Funded status...........................      (26.4)        (23.4)        (11.2)          (9.0)
                          Unrecognized actuarial (gain) loss.....       48.0          49.4           3.7            1.4
                         Unrecognized prior service cost.........        7.4           7.0           0.8            0.9
                         Unrecognized transition obligation......      ---           ---             0.3            0.6
                                                                  ------------- ------------- ------------- -------------
                         Net amount recognized................... $     29.0    $     33.0    $     (6.4)   $      (6.1)
                                                                  ============= ============= ============= =============

                         Amounts recognized in the Consolidated
                           Balance Sheet consist of:
                            Accrued benefit liability............ $    (18.0)   $    (16.1)   $     (6.4)   $      (6.1)
                            Accumulated other comprehensive
                             income (loss).......................       47.0          49.1         ---            ---
                                                                  ------------- ------------- ------------- -------------
                         Net amount recognized................... $     29.0    $     33.0    $     (6.4)   $      (6.1)
                                                                  ============= ============= ============= =============


                                                                      Pension Benefits             Other Benefits
                                                                  -------------------------------------------------------
                                                                      2003          2002          2003          2002
                                                                  ------------- ------------- ------------- -------------
                         Weighted-average assumptions as of
                           December 31:
                            Discount rate........................       6.00%         6.75%        6.00%          6.75%
                            Expected return on plan assets.......       8.00%         8.00%      ---            ---
                            Rate of compensation increase........       4.00%         5.00%      ---            ---


                                                        Pension Benefits                         Other Benefits
                                             ---------------------------------------  -------------------------------------
                                                  2003          2002         2001          2003        2002        2001
                                             ------------  ------------  -----------  ------------  ------------  ---------
   Components of net periodic cost:
     Service cost..........................  $    1.4      $    0.5      $   0.7      $   0.1       $   0.1       $  0.2
     Interest cost.........................       7.3           7.1          7.1          0.7           0.6          0.5
     Expected return on plan assets........      (6.6)         (8.6)        (9.0)       ---           ---          ---
     Amortization of prior service cost....       0.7           0.4          0.4          0.4           0.1          0.1
     Amortization of transition obligation.     ---            ---         ---          ---             0.3          0.3
     Recognized actuarial (gain) loss......       2.5           1.0          0.5          0.2         ---           (0.2)
                                             ------------  ------------  -----------  ------------  ------------  ---------
   Net periodic cost (benefit).............  $   5.3       $    0.4      $  (0.3)     $   1.4       $   1.1       $  0.9
                                             ============  ============  ===========  ============  ============  =========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $122.6, $120.8 and $96.2, respectively, as of December 31, 2003, and $109.4, $107.9 and $86.0, respectively, as of December 31, 2002.

Consistent with the Company's investment strategy, the rate used for the expected return on plan assets is based on a number of different factors. Both the historical and prospective long-term expected asset performances are considered in determining the rate of return. While the Company examines performance and future expectations annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term there will be positive and negative yields which are recognized as gains or losses. These fluctuations versus the expected return are expected to average to zero over the long term.

At December 31, 2003 and 2002, the Terex Plans held the Company's Common Stock. These shares represented 6.0% and 2.7%, respectively, of the Terex Plans' assets. The asset allocation, excluding the Company's Common Stock, for the Company's U.S. defined benefit pension plans at December 31, 2003, 2002 and target allocation for 2004 are as follows:


                                               Percentage of Plan Assets
                                                    at December 31,          Target Allocation
                                              ---------------------------- --------------------
                                                   2003          2002             2004
                                               ------------- ------------- --------------------
Equity Securities, excluding Terex Common Stock     42.0%         39.1%        32.0% - 48.0%
Fixed Income............................            58.0%         60.9%        54.0% - 66.0%
                                               ------------- -------------
   Total, excluding Terex Common Stock..           100.0%        100.0%
                                               ============= =============

The Company plans to contribute approximately $3 to its U.S. defined benefit pension plans in 2004. The Company's estimated future benefit payments under our U.S. defined benefit pension plans are as follows:

                         Year Ending December 31,
                         -----------------------------
                           2004......................$   7.2
                           2005......................$   7.3
                           2006......................$   7.5
                           2007......................$   7.8
                           2008......................$   8.0
                           2009-2013.................$  44.0

The Company has five nonpension postretirement benefit plans. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. For measurement purposes, a 6.47 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.75 percent for 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         1-Percentage-          1-Percentage-
                                                        Point Increase          Point Decrease
                                                     --------------------   ---------------------
Effect on total service and interest cost components        6.39%                   (4.35)%
Effect on postretirement benefit obligation                 5.63%                   (3.59)%

International Plans - Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. PPM SAS maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. O&K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. Fermec maintains a voluntary defined benefit pension plan covering substantially all of its employees. Atlas, which was acquired on the December 28, 2001, maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees in Germany. Additionally, Atlas maintains a government required defined benefit plan for its employees in Scotland. Demag, which was acquired on August 30, 2002, maintains two unfunded noncontributory defines benefit plans covering substantially all of its employees in Germany.

The Company uses a December 31 measurement date for its international plans. The liability of the Company's international plans as of December 31, was as follows:

                                                                                       Pension Benefits
                                                                                   ----------------------------
                                                                                       2003          2002
                                                                                   ------------- --------------
                         Change in benefit obligation:
                           Benefit obligation at beginning of year.................$     171.5   $     123.7
                           Benefit obligation of plans acquired during the year....      ---            21.8
                           Service cost............................................        4.6           4.2
                           Interest cost...........................................       10.5           7.9
                           Actuarial (gain) loss...................................        0.3         ---
                           Benefits paid...........................................       (8.2)         (6.5)
                           Foreign exchange effect.................................       28.4          20.4
                                                                                   ------------- --------------
                         Benefit obligation end of year............................      207.1         171.5
                                                                                   ------------- --------------

                         Change in plan assets:
                           Fair value of plan assets at beginning of year..........       49.6          53.1
                           Actual return on plan assets............................        8.8          (7.8)
                           Employer contribution...................................        8.0           5.7
                           Benefits paid...........................................       (8.2)         (6.5)
                           Foreign exchange effect.................................        6.3           5.1
                                                                                   ------------- --------------
                         Fair value of plan assets at end of year..................       64.5          49.6
                                                                                   ------------- --------------

                         Funded status.............................................     (142.6)       (121.9)
                          Unrecognized actuarial (gain) loss.......................       49.9          33.4
                         Unrecognized transition obligation........................       (0.1)         (0.1)
                                                                                   ------------- --------------
                         Net amount recognized.....................................$     (92.8)  $     (88.6)
                                                                                   ============= ==============

                         Amounts recognized in the Consolidated Balance Sheet
                           consist of:
                            Prepaid benefit cost...................................$     ---     $       0.6
                            Accrued benefit liability..............................      (92.8)        (89.2)
                                                                                   ----------------------------
                         Net amount recognized.....................................$     (92.8)  $     (88.6)
                                                                                   ============================

                                                         Pension Benefits
                                                --------------------------------
                                                      2003             2002
                                                --------------- ----------------
  The range of assumptions as of December 31:
     Discount rate........................         5.50%-6.00%      5.75%-6.00%
     Expected return on plan assets.......         2.00%-7.00%      2.00%-7.00%
     Rate of compensation increase........         2.75%-4.00%      3.75%-4.25%


                                                        Pension Benefits
                                             -----------------------------------
                                                 2003         2002        2001
                                             -----------  ----------- ----------
   Components of net periodic cost:
     Service cost..........................  $   4.6      $    4.2    $    2.4
     Interest cost.........................     10.5           7.9         3.2
     Expected return on plan assets........     (3.8)         (3.6)       (3.7)
     Curtailment (gain) loss...............      0.3         ---         ---
     Recognized actuarial (gain) loss......      0.5           0.2       ---
                                             ------------ ----------- ----------
   Net periodic cost.......................  $  12.1      $    8.7    $    1.9
                                             ============ =========== ==========


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $207.1, $196.4 and $64.5, respectively, as of December 31, 2003, and $170.6, $160.8 and $48.1, respectively, as of December 31, 2002.

Savings Plans
-------------

The Company maintains a deferred compensation plan (the "Deferred Compensation Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of the Company's Common Stock. It has been the practice of the Deferred Compensation Plan to purchase shares of the Company's Common Stock on an ongoing basis as participants contribute to the Company's Common Stock fund, in order to eliminate the risk associated with fluctuations in the price of the Company's Common Stock.

Due to the ability of the Deferred Compensation Plan participants to transfer their investments between the Deferred Compensation Plan investment options, the Company has recorded obligations to the Deferred Compensation Plan participants invested in the Company's Common Stock at the fair value of the Company's Common Stock (without making a corresponding adjustment for any change in value of the shares of the Company's Common Stock held by the Deferred Compensation Plan). Effective January 1, 2004, the Deferred Compensation Plan has been revised to prohibit transfers between investment options, thereby eliminating the need for future adjustments based on the changes in fair value of the Company's Common Stock.

In addition to the Company's Deferred Compensation Plan, the Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company's obligation to participants in the Deferred Compensation Plan who are invested in the Company's common stock has been offset by the shares held by the Deferred Compensation Plan for such purposes and are not separately presented as components of Stockholders' Equity.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $13.3, $4.2, and $2.8 for the years ended December 31, 2003, 2002 and 2001 respectively.

NOTE R -- LITIGATION AND CONTINGENCIES

In the Company's lines of business numerous suits have been filed alleging damages for accidents that have arisen in the normal course of operations involving the Company's products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks. For self-insured risks, the

Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company's consolidated financial position.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company's outstanding letters of credit totaled $76.2 at December 31, 2003. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries' worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

On March 11, 2002, an action was commenced in the United States District Court for the Southern District of Florida, Miami Division by Ursula Ungaro-Benages and Ursula Ungaro-Benages as Attorney-in-fact for Peter C. Ungaro, M.D., in which the plaintiffs allege that ownership of O&K Orenstein & Koppel AG ("O&K AG") was illegally taken from the plaintiffs' ancestors by German industry during the Nazi era. The plaintiffs alleged that the Company was liable for conversion and unjust enrichment as the result of its purchase of the shares of the mining shovel subsidiary O&K Mining GmbH from O&K AG, and were claiming restitution of a 25% interest in O&K Mining GmbH and monetary damages. On June 12, 2002, the United States Department of Justice filed a Statement of Interest in the action that expressed the foreign policy interests of the United States in the dismissal of the case. At the request of the Company, on October 8, 2002, the Federal Judicial Panel on Multi-district Litigation ordered that the action be transferred to the District of New Jersey and assigned the case to the Honorable William G. Bassler for inclusion in the coordinated or consolidated pretrial proceedings established in that court. On April 21, 2003, the plaintiffs voluntarily dismissed the action against the Company.

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. As a result of this favorable judgment, the Company recorded $9.5 of income in "Other income (expense) - net" in the Condensed Consolidated Statement of Operations during 2002 and an additional $2.4 during 2003.

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

As of December 31, 2003, the Company's maximum exposure to such credit guarantees is $328.2, including total guarantees issued by Demag and Genie of $216.4 and $58.8, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees
-------------------------------------

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note L - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $36.5 at December 31, 2003. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2003, the Company's maximum exposure pursuant to buyback guarantees is $45.7. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

Certain former executive officers and directors of the Company, including Marvin
B. Rosenberg, who retired as a director of the Company at the end of 2002, were named along with the Company in a private litigation initiated by the End of the Road Trust, the successor to certain of the assets of the bankruptcy estate of Fruehauf Trailer Corporation, a former subsidiary of the Company. The Company expended approximately $0.1 and $2.4 for legal fees and expenses in 2002 and 2001, respectively, for this matter, which included the defense of Mr.
Rosenberg, as well as other former executive officers and directors of the Company. The Company is unable to separately determine the portion of these legal fees and expenses allocable to Mr. Rosenberg individually. The Company has settled this matter in a manner that did not have a material adverse effect on the Company's operations.

The Company acquired Genie on September 18, 2002. Prior to the acquisition, Genie, which became part of the Terex Aerial Work Platforms segment, had entered into long-term operating leases for two buildings and a parcel of land with partnerships in which Robert R. Wilkerson, President of the Terex Aerial Work Platforms segment and former president of Genie, is a partner. These leases continued in effect following the acquisition. The buildings are used for office and production purposes, and the land is used for a parking lot. In November 2003, the partnership in which Mr. Wilkerson is a partner sold the properties to an unrelated third party. During 2003 and 2002, the Company paid a total of approximately $1.9 and $0.5, respectively, under these leases. These leases were based on the then-current market rates in effect at the time the leases were executed.

On November 13, 2003, the Company entered into an agreement with FIVER S.A. ("FIVER"), an entity affiliated with Fil Filipov, the President of the Company's Terex Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FIVER provides consulting services to Terex as assigned by the Chief Executive Officer of Terex, including an initial assignment to assist with the operations of Tatra. The term of the agreement is for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 per year, subject to adjustment based on usage of FIVER's services and FIVER's performance (determined at the discretion of the Company), plus reimbursement of certain expenses.

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

NOTE T-- BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. On April 23, 2001, the Company announced that it was implementing a modified organizational structure effective May 1, 2001. On May 1, 2001, the Company began operating primarily in two business segments: (i) Terex Americas and Mining and (ii) Terex Europe. Previously, the Company had reported its operations as Terex Earthmoving and Terex Lifting. On August 28, 2001, the Company announced that the Terex Americas and Mining group was being divided into two separate business segments: (i) Terex Americas and (ii) Terex Mining. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; and (iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. On July 1, 2003, the Company announced an agreement in principle to sell its worldwide electric drive mining truck business, and ceased reporting Terex Mining as a separate financial reporting segment. On December 10, 2003, Terex terminated the negotiation for the sale of the electric drive mining truck business, and has reinstated reporting of the Terex Mining segment. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; (iv) Terex Aerial Work Platforms; and (v) Terex Mining. All prior periods have been restated to reflect results based on these five business segments.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Finlay, Fuchs, Pegson, Powerscreen, Benford, Fermec, Terex Handlers, Schaeff, and TerexLift. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacements parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM and RO-Stinger. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military applications. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name of Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name. The Company, through, Terex Financial Services, Inc. also offers customers loans and leases originated by General Electric Capital Corporation Vendor Financial Services to assist in the acquisition of the Company's products.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment and telehandlers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to lift people and/or equipment as required to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products currently are marketed principally under the Genie and Terex brand names.

The Terex Mining segment designs, manufactures and markets large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. These products are used primarily used by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals. Currently, Terex Mining products are marketed principally under the following brand names: O&K, Payhauler, Terex and Unit Rig. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

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

The results of businesses acquired during 2003, 2002 and 2001 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below:


                                                               Year Ended December 31,
                                                      ------------------------------------------
                                                          2003          2002          2001
                                                      -----------   ------------  --------------
Sales
  Terex Construction................................. $  1,359.5    $  1,174.5    $    702.1
  Terex Cranes.......................................    1,005.1         717.9         492.5
  Terex Roadbuilding, Utility Products and Other.....      711.9         562.4         365.5
  Terex Aerial Work Platforms........................      583.6         149.4          37.0
  Terex Mining.......................................      294.5         282.8         266.2
  Eliminations/Corporate.............................      (57.5)        (89.6)        (50.8)
                                                      -----------   ------------  --------------
    Total............................................ $  3,897.1    $  2,797.4    $  1,812.5
                                                      ===========   ============  ==============

Income (Loss) from Operations
  Terex Construction................................. $     54.3    $     57.0    $     48.7
  Terex Cranes.......................................       15.9           2.0          12.3
  Terex Roadbuilding, Utility Products and Other.....      (62.2)         18.4          26.0
  Terex Aerial Work Platforms........................       67.8           4.2           0.7
  Terex Mining.......................................       14.4          (4.4)         14.5
  Eliminations/Corporate.............................      (16.7)         (8.6)          2.0
                                                      -----------   ------------  --------------
    Total............................................ $     73.5    $     68.6    $    104.2
                                                      ===========   ============  ==============

Depreciation and Amortization
  Terex Construction................................. $     18.6    $     13.6    $     11.6
  Terex Cranes.......................................       10.2           6.0           9.0
  Terex Roadbuilding, Utility Products and Other.....       10.7          11.1           9.8
  Terex Aerial Work Platforms........................       23.4           7.3           0.3
  Terex Mining.......................................        1.6           1.7           5.3
  Corporate..........................................        5.9           5.3           4.3
                                                      -----------   ------------  --------------
    Total............................................ $     70.4    $     45.0    $     40.3
                                                      ===========   ============  ==============

Amortization of Goodwill
  Terex Construction................................. $    ---      $    ---      $      5.0
  Terex Cranes.......................................      ---           ---             2.1
  Terex Roadbuilding, Utility Products and Other.....      ---           ---             4.1
  Terex Aerial Work Platforms........................      ---           ---             0.1
  Terex Mining.......................................      ---           ---             2.9
  Corporate..........................................      ---           ---           ---
                                                      -----------   ------------  --------------
    Total............................................ $    ---      $    ---      $     14.2
                                                      ===========   ============  ==============

Capital Expenditures
  Terex Construction................................. $     14.1    $     12.9    $      4.8
  Terex Cranes.......................................        4.0           5.9           3.8
  Terex Roadbuilding, Utility Products and Other.....        5.4           5.3           4.3
  Terex Aerial Work Platforms........................        2.1           2.7         ---
  Terex Mining.......................................        1.0           0.8           0.5
  Corporate..........................................        0.5           1.6           0.1
                                                      -----------   ------------  --------------
    Total............................................ $     27.1    $     29.2    $     13.5
                                                      ===========   ============  ==============


                                                                    December 31,
                                                      ------------------------------------------
                                                          2003          2002          2001
                                                      ------------- ------------ ---------------
Identifiable Assets
  Terex Construction................................. $   1,394.1   $   1,326.6   $     996.1
  Terex Cranes.......................................       890.4         937.9         457.4
  Terex Roadbuilding, Utility Products and Other.....       641.2         602.7         533.8
  Terex Aerial Work Platforms........................       456.4         469.9          13.5
  Terex Mining.......................................       443.0         330.4         386.0
  Corporate..........................................     1,971.7       1,895.8         825.2
  Eliminations.......................................    (2,073.0)     (1,937.6)       (825.0)
                                                      ------------- ------------ ---------------
    Total............................................ $   3,723.8   $   3,625.7   $   2,387.0
                                                      ============= ============ ===============

Sales between segments are generally priced to recover costs plus a reasonable markup for profit.

Geographic segment information is presented below:

                                           Year Ended December 31,
                                  ------------------------------------------
                                      2003          2002          2001
                                  ------------ ------------- ---------------
Sales
  United States.................. $  1,519.8    $  1,146.5   $     873.7
  United Kingdom.................      433.6         323.5         216.6
  Germany........................      343.5         284.2          51.2
  Other European countries.......      965.8         541.1         331.5
  All other......................      634.4         502.1         339.5
                                  ------------ ------------- ---------------
    Total........................ $  3,897.1    $  2,797.4   $   1,812.5
                                  ============ ============= ===============

                                                December 31,
                                  ------------ -----------------------------
                                      2003          2002          2001
                                  ------------ ------------- ---------------
Long-lived Assets
  United States.................. $    106.5    $    140.7   $      77.1
  United Kingdom.................       38.9          32.9          52.6
  Germany........................      143.4         120.6          21.7
  Other European Countries.......       75.8          10.4          17.1
  All other......................        5.5           4.8           5.4
                                  ------------ ------------- ---------------
    Total........................ $    370.1    $    309.4   $     173.9
                                  ============ ============= ===============

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE U -- CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. On March 29, 2001, the Company sold and issued $300 aggregate principal amount of the 10-3/8% Notes. On December 17, 2001, the Company sold and issued $200 aggregate principal amount of the 9-1/4% Notes. On March 31, 1998 and March 9, 1999, the Company issued and sold $150 and $100 aggregate principal amount, respectively, of the 8-7/8% Notes. As of December 31, 2003, the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Terex Cranes, Inc., Koehring Cranes, Inc., Terex-Telelect, Inc., Terex-RO Corporation, Payhauler Corp., O & K Orenstein & Koppel, Inc., The American Crane Corporation, Amida Industries, Inc., Cedarapids, Inc., Standard Havens, Inc., Standard Havens Products, Inc., BL-Pegson USA, Inc., Benford America, Inc., Coleman Engineering, Inc., EarthKing, Inc., Finlay Hydrascreen USA, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA LLC, Royer Industries, Inc., Terex Bartell, Inc., Terex Mining Equipment, Inc., CMI Terex Corporation, CMI Dakota Company, CMIOIL Corporation, Product Support, Inc., Schaeff Incorporated, Fuchs Terex, Inc., Utility Equipment, Inc., Terex Advance Mixer, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Spinnaker Insurance Company, Terex Financial Services, Inc., Genie Holdings, Inc., Genie Access Services, Inc., Genie Industries, Inc., Genie Financial
Services, Inc., GFS National, Inc., Genie Manufacturing, Inc., Genie China, Inc., Genie International, Inc., Lease Servicing & Funding Corporation, GFS Commercial LLC, and Go Credit Corporation. As of December 31, 2003, the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes are also jointly and severally guaranteed by PPM Cranes, Inc. Prior to December 2002, PPM Cranes, Inc. was 92.4% owned by Terex. In December 2002, the Company acquired the remaining minority interest in the equity of PPM Cranes, Inc. The 2003 and 2002 results include PPM Cranes, Inc. with the Wholly-owned Guarantors; for prior periods PPM Cranes, Inc. is provided under a separate column. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors and, for periods prior to 2002, PPM Cranes, Inc. have provided a guarantee of the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes.

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

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes, the 10-3/8% Notes, the 9-1/4% Notes and the 8-7/8% Notes.

Debt and goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003
(in millions)

                                                         Wholly-           Non-
                                            Terex         owned         guarantor    Intercompany
                                         Corporation    Guarantors     Subsidiaries  Eliminations  Consolidated
                                         ------------- -------------   ------------- ------------- -------------
 Net sales...............................$     295.9   $   1,346.1     $   2,479.8   $   (224.7)   $   3,897.1
   Cost of goods sold....................      275.5       1,188.1         2,139.7       (224.7)       3,378.6
                                         ------------- -------------   ------------- ------------- -------------
 Gross profit............................       20.4         158.0           340.1        ---            518.5
   Selling, general & administrative
 expenses................................      (32.9)       (130.7)         (230.1)       ---           (393.7)
   Goodwill impairment...................      ---           (51.3)          ---          ---            (51.3)
                                         ------------- -------------   ------------- ------------- -------------
 Income (loss) from operations...........      (12.5)        (24.0)          110.0        ---             73.5
   Interest income.......................        1.2           3.7             2.2        ---              7.1
   Interest expense......................      (32.1)        (24.3)          (43.5)       ---            (99.9)
   Income (loss) from equity investees...       36.6         ---             ---          (36.6)         ---
   Other income (expense) - net..........      (15.1)          4.7            (5.6)       ---            (16.0)
                                         ------------- -------------   ------------- ------------- -------------
 Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle..................      (21.9)        (39.9)           63.1        (36.6)         (35.3)
   Benefit from (provision for) income
 taxes...................................       (3.6)         (3.7)           17.1        ---              9.8
                                         ------------- -------------   ------------- ------------- -------------
 Income (loss) before cumulative effect
    of change in accounting principle....      (25.5)        (43.6)           80.2        (36.6)         (25.5)
 Cumulative effect of change in
   accounting principle..................      ---           ---             ---          ---            ---
                                         ------------- -------------   ------------- ------------- -------------
 Net income (loss).......................$     (25.5)  $     (43.6)    $      80.2   $    (36.6)   $     (25.5)
                                         ============= =============   ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
 Net sales...............................$     252.9   $   1,014.2   $   1,656.7   $   (126.4)   $   2,797.4
   Cost of goods sold....................      260.4         918.7       1,388.0       (126.4)       2,440.7
                                         ------------- ------------- ------------- ------------- -------------
 Gross profit............................       (7.5)         95.5         268.7        ---            356.7
   Selling, general & administrative
 expenses................................      (28.7)        (95.6)       (163.8)       ---           (288.1)
   Goodwill impairment...................      ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- -------------
 Income (loss) from operations...........      (36.2)         (0.1)        104.9        ---             68.6
   Interest income.......................        3.0           1.6           2.9        ---              7.5
   Interest expense......................      (23.8)        (20.2)        (48.9)       ---            (92.9)
   Income (loss) from equity investees...      (75.8)        ---           ---           75.8          ---
   Other income (expense) - net..........      (21.8)        (18.0)         28.4        ---            (11.4)
                                         ------------- ------------- ------------- ------------- -------------
 Income (loss) before income taxes and
   extraordinary items...................     (154.6)        (36.7)         87.3         75.8          (28.2)
   Benefit from (provision for) income
 taxes...................................       22.1          (0.3)        (12.7)       ---              9.1
                                         ------------- ------------- ------------- ------------- -------------
 Income (loss) before cumulative effect       (132.5)        (37.0)         74.6         75.8          (19.1)
    of change in accounting principle....
 Cumulative effect of change in
   accounting principle .................      ---           (18.4)        (95.0)       ---           (113.4)
                                         ------------- ------------- ------------- ------------- -------------
 Net income (loss).......................$    (132.5)  $     (55.4)  $     (20.4)  $     75.8    $    (132.5)
                                         ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                            Terex         owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Net sales...............................$     233.4   $     654.8   $      46.0   $   1,070.1   $   (191.8)   $   1,812.5
   Cost of goods sold....................      226.1         559.6          40.6         905.6       (191.8)       1,540.1
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Gross profit............................        7.3          95.2           5.4         164.5        ---            272.4
   Selling, general & administrative
 expenses................................      (20.9)        (47.4)        (10.4)        (89.5)       ---           (168.2)
   Goodwill impairment...................      ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Income (loss) from operations...........      (13.6)         47.8          (5.0)         75.0        ---            104.2
   Interest income.......................        3.4           0.2         ---             4.1        ---              7.7
   Interest expense......................      (28.0)        (12.7)         (4.5)        (41.5)       ---            (86.7)
   Income (loss) from equity investees...       44.2         ---           ---           ---          (44.2)         ---
   Other income (expense) - net..........       (0.8)         (5.2)         (0.1)         (0.2)       ---             (6.3)
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Income (loss) before income taxes and
   extraordinary items...................        5.2          30.1          (9.6)         37.4        (44.2)          18.9
   Benefit from (provision for) income
 taxes...................................        7.6          (0.6)        ---           (13.1)       ---             (6.1)
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Income (loss) before cumulative effect
   of change in accounting principle.....       12.8          29.5          (9.6)         24.3        (44.2)          12.8
   Cumulative effect of change in
     accounting principle................      ---           ---           ---           ---          ---            ---
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Net income (loss).......................$      12.8   $      29.5   $      (9.6)  $      24.3   $    (44.2)   $      12.8
                                         ============= ============= ============= ============= ============= ==============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
(in millions)

                                                         Wholly-           Non-
                                            Terex         Owned         Guarantor    Intercompany
                                         Corporation    Guarantors     Subsidiaries  Eliminations  Consolidated
                                         ------------- -------------   ------------- ------------- -------------
 Assets
    Current assets
      Cash and cash equivalents..........$     148.7   $       2.9     $    315.9    $    ---      $     467.5
      Trade receivables - net............       32.1         119.9          388.2         ---            540.2
      Intercompany receivables...........       11.7          14.0           18.0         (43.7)         ---
      Net inventories....................       81.8         250.2          659.3          18.4        1,009.7
      Current deferred tax assets........       50.0           0.7            3.2         ---             53.9
      Other current assets...............       17.1          25.2           80.4         ---            122.7
                                         ------------- -------------   ------------- ------------- -------------
        Total current assets.............      341.4         412.9        1,465.0         (25.3)       2,194.0
    Property, plant & equipment - net....        7.3         101.6          261.2         ---            370.1
    Investment in and advances to
      (from)   subsidiaries..............      859.3        (209.4)        (464.8)       (185.1)         ---
    Goodwill - net.......................       (9.8)        244.5          368.8         ---            603.5
    Deferred taxes.......................      118.6          82.3           38.0         ---            238.9
    Other assets - net...................        5.0         140.2          172.1         ---            317.3
                                         ------------- -------------   ------------- ------------- -------------

 Total assets............................$   1,321.8   $     772.1     $  1,840.3    $   (210.4)   $   3,723.8
                                         ============= =============   ============= ============= =============

 Liabilities and stockholders' equity (deficit)
    Current liabilities
      Notes payable and current portion
        of long-term debt................$       0.1   $      35.6     $     51.1    $    ---      $      86.8
      Trade accounts payable.............       31.3         124.2          453.1         ---            608.6
      Intercompany payables..............       20.6          21.3            1.8         (43.7)         ---
      Accruals and other current
        liabilities......................       42.8         101.8          319.4         ---            464.0
                                         ------------- -------------   ------------- ------------- -------------
        Total current liabilities........       94.8         282.9          825.4         (43.7)       1,159.4
    Long-term debt less current portion..      272.1         404.8          597.9         ---          1,274.8
    Other long-term liabilities..........       78.2          99.1          235.6         ---            412.9
    Stockholders' equity (deficit).......      876.7         (14.7)         181.4        (166.7)         876.7
                                         ------------- -------------   ------------- ------------- -------------

 Total liabilities and stockholders'
    equity (deficit).....................$   1,321.8   $     772.1     $  1,840.3    $   (210.4)   $   3,723.8
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
                                         ============= ============= ============= ============= =============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003
(in millions)

                                                         Wholly-          Non-
                                             Terex        owned        guarantor       Intercompany
                                         Corporation    Guarantors    Subsidiaries     Eliminations   Consolidated
                                         ------------- ------------- --------------- --------------------------------
 Net cash provided by (used in)
   operating activities ................ $      23.0   $      (0.4)  $     361.5     $      ---        $     384.1
                                         ------------- ------------- --------------- ----------------  -------------
 Cash flows from investing activities:
   Acquisition of business, net of cash
    acquired.............................      ---            (7.9)          0.2            ---               (7.7)
   Capital expenditures..................       (0.9)         (6.4)        (19.8)           ---              (27.1)
   Proceeds from sale of assets..........      ---             1.6           4.5            ---                6.1
                                         ------------- ------------- --------------- ----------------  -------------
      Net cash provided by (used in)
      investing activities...............       (0.9)        (12.7)        (15.1)           ---              (28.7)
                                         ------------- ------------- --------------- ----------------  -------------
 Cash flows from financing activities:
   Proceeds from issuance of long-term
    debt, net of issuance costs..........       49.3          46.5         194.6            ---              290.4
   Principal repayments of long-term debt      (53.0)        (15.6)       (385.9)           ---             (454.5)
   Net borrowings (repayments) under
    revolving line of credit agreements..      ---            (1.7)        (63.3)           ---              (65.0)
   Payment of premium on early
    retirement of debt...................       (3.7)         (1.4)         (6.0)           ---              (11.1)
   Other.................................      ---           (18.0)        (11.4)           ---              (29.4)
                                         ------------- ------------- --------------- ----------------  -------------
     Net cash provided by (used in)
      financing activities...............       (7.4)          9.8        (272.0)           ---             (269.6)
                                         ------------- -------------   ------------- ----------------  -------------
                                                                                     ---
 Effect of exchange rates on cash and
   cash equivalents......................      ---           ---            29.5            ---               29.5
                                         ------------- ------------- --------------- ----------------  -------------
                                                                     ---             ---
 Net (decrease) increase in cash and
   cash equivalents......................       14.7          (3.3)        103.9            ---              115.3
 Cash and cash equivalents, beginning of
   period................................      134.0           6.2         212.0            ---              352.2
                                         ------------- ------------- --------------- ----------------  -------------
 Cash and cash equivalents,end of period $     148.7   $       2.9   $     315.9     $      ---        $     467.5
                                         ============= ============= =============== ================  =============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(in millions)

                                                         Wholly-         Non-
                                             Terex        owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
 Net cash provided by (used in)
   operating activities................. $    (109.5)  $     103.5   $      76.3   $    ---      $      70.3
                                         ------------- ------------- ------------- ------------- -------------
 Cash flows from investing activities:
   Proceeds from sale of business........      ---           ---           ---          ---            ---
   Acquisition of business, net of cash
    acquired.............................      (11.3)       (191.5)       (243.1)       ---           (445.9)
   Capital expenditures..................       (1.7)        (10.3)        (17.2)       ---            (29.2)
   Proceeds from sale of assets..........        0.5           3.5          30.5        ---             34.5
                                         ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
      investing activities...............      (12.5)       (198.3)       (229.8)       ---           (440.6)
                                         ------------- ------------- ------------- ------------- -------------
 Cash flows from financing activities:
   Proceeds from issuance of long-term
    debt, net of issuance costs..........      ---           204.8         367.2        ---            572.0
   Issuance of common stock..............      113.3         ---           ---          ---            113.3
   Principal repayments of long-term debt       (1.5)       (101.8)       (116.3)       ---           (219.6)
   Net borrowings (repayments) under
    revolving line of credit agreements..      ---            (1.1)          0.3        ---             (0.8)
   Other.................................      ---            (4.9)        ---          ---             (4.9)
                                         ------------- ------------- ------------- ------------- -------------
     Net cash provided by (used in)
      financing activities...............      111.8          97.0         251.2        ---            460.0
                                         ------------- ------------- ------------- ------------- -------------
 Effect of exchange rates on cash and
   cash equivalents......................      ---           ---            12.1        ---             12.1
                                         ------------- ------------- ------------- ------------- -------------
 Net (decrease) increase in cash and
   cash equivalents......................      (10.2)          2.2         109.8        ---            101.8
 Cash and cash equivalents, beginning of
   period................................      144.2           4.0         102.2        ---            250.4
                                         ------------- ------------- ------------- ------------- -------------
 Cash and cash equivalents,end of period $     134.0   $       6.2   $     212.0   $    ---      $     352.2
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001
(in millions)

                                                         Wholly-                       Non-
                                             Terex        owned          PPM        guarantor    Intercompany
                                         Corporation    Guarantors   Cranes, Inc.  Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Net cash provided by (used in)
   operating activities................. $    (223.0)  $      41.3   $      0.5    $     175.7   $    ---      $      (5.5)
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Cash flows from investing activities:
   Proceeds from sale of business........      ---           ---          ---            ---          ---            ---
   Acquisition of business, net of cash
    acquired.............................       (5.3)        (68.7)       ---            (56.8)       ---           (130.8)
   Capital expenditures..................       (1.1)         (5.1)       ---             (7.3)       ---            (13.5)
   Proceeds from sale of assets..........        0.3           1.0        ---              6.7        ---              8.0
                                           ------------- ------------- ------------- ------------- ------------- --------------
      Net cash provided by (used in)
      investing activities...............       (6.1)        (72.8)       ---            (57.4)       ---           (136.3)
                                         ------------- ------------- ------------- ------------- ------------- --------------
Cash flows from financing activities:
   Proceeds from issuance of long-term
    debt, net of issuance costs..........      207.0         125.2        ---            149.2        ---            481.4
   Issuance of common stock..............       96.3         ---          ---            ---          ---             96.3
   Principal repayments of long-term debt      (38.5)        (90.0)        (0.5)        (259.5)       ---           (388.5)
   Net borrowings (repayments) under
    revolving line of credit agreements..      ---           ---          ---             23.6        ---             23.6
   Other.................................       (0.2)         (0.1)       ---             (1.0)       ---             (1.3)
                                         ------------- ------------- ------------- ------------- ------------- --------------
     Net cash provided by (used in)
      financing activities...............      264.6          35.1         (0.5)         (87.7)       ---            211.5
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Effect of exchange rates on cash and
   cash equivalents......................      ---           ---          ---             (0.7)       ---             (0.7)
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Net (decrease) increase in cash and
   cash equivalents......................       35.5           3.6        ---             29.9        ---             69.0
 Cash and cash equivalents, beginning of
   period................................      108.7           0.3          0.1           72.3        ---            181.4
                                         ------------- ------------- ------------- ------------- ------------- --------------
 Cash and cash equivalents,end of period $     144.2   $       3.9   $      0.1    $     102.2   $    ---      $     250.4
                                         ============= ============= ============= ============= ============= ==============




                                                  TEREX CORPORATION AND SUBSIDIARIES

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         (Amounts in millions)


                                                                      Additions
                                                              ---------------------------
                                                  Balance
                                                 Beginning     Charges to                                   Balance End
                                                  of Year       Earnings      Other(1)     Deductions (2)     of Year
                                                ------------- ------------- ------------- ----------------- -------------
Year ended December 31, 2003
  Deducted from asset accounts:
   Allowance for doubtful accounts............. $      19.6   $       32.7  $       1.1   $        (15.2)   $     38.2
   Reserve for excess and obsolete inventory...        36.7           52.8          7.7            (37.8)         59.4
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      56.3   $       85.5  $       8.8   $        (53.0)   $     97.6
                                                ============= ============= ============= ================= =============

Year ended December 31, 2002
  Deducted from asset accounts:
   Allowance for doubtful accounts............. $       8.6   $       31.6  $       2.0   $        (22.6)   $     19.6
   Reserve for excess and obsolete inventory...        27.1           43.5          3.4            (37.3)         36.7
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      35.7   $       75.1  $       5.4   $        (59.9)   $     56.3
                                                ============= ============= ============= ================= =============

Year ended December 31, 2001
  Deducted from asset accounts:
   Allowance for doubtful accounts............. $       6.3   $        7.4  $     ---     $         (5.1)   $      8.6
   Reserve for excess and obsolete inventory...        26.1            7.6        ---               (6.6)         27.1
                                                ------------- ------------- ------------- ----------------- -------------
    Totals..................................... $      32.4   $       15.0  $     ---     $        (11.7)   $     35.7
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

4.1 Indenture, dated as of March 29, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (incorporated by reference to Exhibit 4.12 to the Form 10-Q for the quarter ended March 31, 2001 of Terex Corporation, Commission File No. 1-10702).

4.2 First Supplemental Indenture, dated as of October 1, 2001, between Terex Corporation and United States Trust Company of New York, as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to
       Exhibit 4.15 to the Form 10-Q for the quarter ended September 30, 2001 of Terex Corporation, Commission File No. 1-10702).

4.3 Second Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to Exhibit 4.18 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

4.4 Third Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29,
       2001) (incorporated by reference to Exhibit 4.21 to the Form 10-Q for the quarter ended March 31, 2003 of Terex Corporation, Commission File No. 1-10702).

4.5 Fourth Supplemental Indenture, dated as of November 25, 2003, among Terex Corporation, the Subsidiary Guarantors named therein and The Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29, 2001).*

4.6 Indenture, dated as of December 17, 2001, between Terex Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.16 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-75700).

4.7 First Supplemental Indenture, dated as of September 30, 2002, between Terex Corporation and Bank of New York (as successor trustee to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17, 2001) (incorporated by reference to Exhibit 4.20 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

4.8 Second Supplemental Indenture, dated as of March 31, 2003, between Terex Corporation and Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17,
       2001) (incorporated by reference to Exhibit 4.24 to the Form 10-Q for the quarter ended March 31, 2003 of Terex Corporation, Commission File No. 1-10702).

4.9 Third Supplemental Indenture, dated as of November 25, 2003, among Terex Corporation, the Subsidiary Guarantors named therein and The Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17, 2001).*

4.10 Indenture, dated as of November 25, 2003, between Terex Corporation, the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.10 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

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

10.3   Terex Corporation Employee Stock Purchase Plan, as amended.*

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

10.12 Amendment No. 1 and Agreement, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.12 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

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

10.18 Underwriting Agreement, dated as of April 18, 2002 between Terex Corporation and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 1.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 18, 2002 and filed with the Commission on April 18, 2002).

10.19 Sale and Purchase Agreement, dated May 16, 2002, among Terex Corporation, Terex Germany GmbH & Co. KG and Demag Mobile Cranes GmbH (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 16, 2002 and filed with the Commission on May 17,
       2002).

10.20  Agreement  and  Plan  of  Merger,   dated  July  19,  2002,  among  Terex

       Corporation, Magic Acquisition Corp., Genie Holdings, Inc., Robert Wilkerson, S. Ward Bushnell, F. Roger Brown, Wilkerson Limited
       Partnership, Bushnell Limited Partnership and R. Brown Limited Partnership (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 19, 2002 and filed with the Commission on July 22, 2002).

10.21 First Amendment to Agreement and Plan of Merger, dated as of September 18, 2002, by and among Terex Corporation, Magic Acquisition Corp., Genie Holdings, Inc. and Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 1 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

10.22 Purchase Agreement, dated as of November 10, 2003, among Terex Corporation and the Initial Purchasers, as defined therein Agent (incorporated by reference to Exhibit 10.22 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.23 Registration Rights Agreement, dated as of November 25, 2003, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.23 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.24 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.25  Amended and Restated  Promissory  Note, dated October 26, 2001, by Ronald
       M. DeFeo in favor of Terex Corporation (incorporated by reference to Exhibit 10.32 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.26  Pledge and Assignment  Agreement dated as of March 2, 2000 between Ronald
       M. DeFeo and Terex  Corporation  (incorporated  by  reference  to Exhibit
       10.33 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.27 Form of Amended and Restated Change in Control and Severance Agreement dated as of April 1, 2002 between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.28 Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.29 Retirement Agreement dated as of November 13, 2003 between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.29 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.30 Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Fiver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.31 Termination, Severance, General Release and Waiver Agreement between Terex Corporation and Matthys de Beer dated as of February 1, 2004
       (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 1, 2004 and filed with the Commission on February 4, 2004).

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