Form 10-Q
period 2004-03-31
TEREX CORP
filed 2004-05-07
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        ___________________________________

                                 F O R M 10 - Q


(Mark One)

   |X|          Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2004
                  ---------------------------------------------


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

                          YES X       NO
                             ---         ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b -2).


                          YES X       NO
                             ---         ----

Number of outstanding shares of common stock: 49.3 million as of May 4, 2004.


The Exhibit Index begins on page 47.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2004 (the "Guarantors") of the Company's $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note P to the Company's March 31, 2004 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                      State or other              I.R.S.
                                     jurisdiction of            employer
                                     incorporation           identification
        Guarantor                   or organization               number
       ----------                   ---------------          ---------------
Amida Industries, Inc.               South Carolina             57-0531390
Benford America, Inc.                   Delaware                76-0522879
BL-Pegson USA, Inc.                    Connecticut              31-1629830
Cedarapids, Inc.                          Iowa                  42-0332910
CMI Dakota Company                    South Dakota              46-0440642
CMI Terex Corporation                   Oklahoma                73-0519810
CMIOIL Corporation                      Oklahoma                73-1125438
EarthKing, Inc.                         Delaware                06-1572433
Finlay Hydrascreen USA, Inc.           New Jersey               22-2776883
Fuchs Terex, Inc.                       Delaware                06-1570294
Genie Access Services, Inc.            Washington               91-2073567
Genie China, Inc.                      Washington               91-1973009
Genie Financial Services, Inc.         Washington               91-1712115
Genie Holdings, Inc.                   Washington               91-1666966
Genie Industries, Inc.                 Washington               91-0815489
Genie International, Inc.              Washington               91-1975116
Genie Manufacturing, Inc.              Washington               91-1499412
GFS Commercial LLC                     Washington                   n/a
GFS National, Inc.                     Washington               91-1959375
Go Credit Corporation                  Washington               91-1563427
Koehring Cranes, Inc.                   Delaware                06-1423888
Lease Servicing & Funding Corp.        Washington               91-1808180
O & K Orenstein & Koppel, Inc.          Delaware                58-2084520
Payhauler Corp.                         Illinois                36-3195008
Powerscreen Holdings USA Inc.           Delaware                61-1265609
Powerscreen International LLC           Delaware                61-1340898
Powerscreen North America Inc.          Delaware                61-1340891
Powerscreen USA, LLC                    Kentucky                31-1515625
PPM Cranes, Inc.                        Delaware                39-1611683
Product Support, Inc.                   Oklahoma                73-1488926
Royer Industries, Inc.                Pennsylvania              24-0708630
Schaeff Incorporated                      Iowa                  42-1097891
Spinnaker Insurance Company              Vermont                03-0372517
Standard Havens, Inc.                   Delaware                43-0913249
Standard Havens Products, Inc.          Delaware                43-1435208
Terex Advance Mixer, Inc.               Delaware                06-1444818
Terex Bartell, Inc.                     Delaware                34-1325948
Terex Cranes, Inc.                      Delaware                06-1513089
Terex Financial Services, Inc.          Delaware                45-0497096
Terex Mining Equipment, Inc.            Delaware                06-1503634
Terex Utilities, Inc.                   Delaware                04-3711918
Terex Utilities South, Inc.             Delaware                74-3075523
Terex-RO Corporation                     Kansas                 44-0565380
Terex-Telelect, Inc.                    Delaware                41-1603748
The American Crane Corporation       North Carolina             56-1570091
Utility Equipment, Inc.                  Oregon                 93-0557703

                                                                                                                Page No.
                                                                                                                --------
PART I     FINANCIAL INFORMATION
           ----------------------

   Item 1  Condensed Consolidated Financial Statements
           --------------------------------------------

           TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --
                  Three months ended March 31, 2004 and 2003..........................................................3
              Condensed Consolidated Balance Sheet - March 31, 2004 and December 31, 2003.............................4
              Condensed Consolidated Statement of Cash Flows --
                  Three months ended March 31, 2004 and 2003..........................................................5
              Notes to Condensed Consolidated Financial Statements -- March 31, 2004..................................6
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................28
   Item 3  Quantitative and Qualitative Disclosures About Market Risk................................................42
   Item 4  Controls and Procedures...................................................................................43

PART II    OTHER INFORMATION
          ------------------
   Item 1  Legal Proceedings.........................................................................................44
   Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..........................44
   Item 3  Defaults Upon Senior Securities...........................................................................44
   Item 4  Submission of Matters to a Vote of Security Holders.......................................................44
   Item 5  Other Information.........................................................................................44
   Item 6  Exhibits and Reports on Form 8-K..........................................................................45


   SIGNATURES........................................................................................................46
   ----------

   EXHIBIT INDEX.....................................................................................................47
   -------------

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)


                                                                    For the Three Months
                                                                           Ended March 31,
                                                                  ---------------------------------
                                                                         2004              2003
                                                                  -----------------  --------------
Net sales.........................................................$  1,043.8         $     927.7
Cost of goods sold................................................     883.5               798.0
                                                                  -----------------  --------------
    Gross profit..................................................     160.3               129.7
Selling, general and administrative expenses......................     112.0                89.2
                                                                  -----------------  --------------
      Income from operations......................................      48.3                40.5
Other income (expense):
     Interest income..............................................       1.0                 1.7
     Interest expense.............................................     (22.5)              (25.9)
     Other income (expense) - net.................................      (2.4)                0.3
                                                                  -----------------  --------------

     Income before income taxes...................................      24.4                16.6
Provision for income taxes........................................      (7.4)               (4.6)
                                                                  -----------------  --------------

Net income .......................................................$     17.0         $      12.0
                                                                  =================  ==============

Per common share:
    Basic.........................................................$      0.35         $      0.25
                                                                  =================  ==============

    Diluted.......................................................$      0.34         $      0.24
                                                                  =================  ==============


Weighted average number of shares outstanding in per share
     calculation:
        Basic.....................................................      49.0                47.2
        Diluted...................................................      50.6                49.0

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)


                                                                                              March 31,        December 31,
                                                                                                2004               2003
                                                                                          ------------------ -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................ $         408.0     $       467.5
         Trade receivables (net of allowance of $40.1 at March 31, 2004
           and $38.2 at December 31, 2003)................................................           610.8             540.2
         Inventories......................................................................         1,101.1           1,009.7
         Deferred taxes...................................................................            55.2              53.9
         Other current assets.............................................................           117.7             122.7
                                                                                           ------------------- -----------------
             Total current assets.........................................................         2,292.8           2,194.0
    Long-term assets
         Property, plant and equipment....................................................           359.4             370.1
         Goodwill.........................................................................           606.8             603.5
         Deferred taxes...................................................................           237.6             238.9
         Other assets.....................................................................           323.8             317.3
                                                                                           ------------------- -----------------

    Total assets.......................................................................... $       3,820.4     $     3,723.8
                                                                                           =================== =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt.............................. $          96.8     $        86.8
         Trade accounts payable...........................................................           684.3             608.6
         Accrued compensation and benefits................................................           102.8              94.5
         Accrued warranties and product liability.........................................            83.8              88.5
         Other current liabilities........................................................           272.6             281.0
                                                                                           ------------------- -----------------
             Total current liabilities....................................................         1,240.3           1,159.4
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,279.4           1,274.8
         Other............................................................................           418.1             412.9

    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 50.3 and 50.0
           shares at March 31, 2004 and December 31, 2003, respectively...................             0.5               0.5
         Additional paid-in capital.......................................................           800.2             795.1
         Retained earnings................................................................            58.9              41.9
         Accumulated other comprehensive income ..........................................            40.8              57.0
         Less cost of shares of common stock in treasury - 1.2 shares at March 31, 2004
           and December 31, 2003..........................................................           (17.8)            (17.8)
                                                                                           ------------------- -----------------
             Total stockholders' equity...................................................           882.6             876.7
                                                                                           ------------------- -----------------

    Total liabilities and stockholders' equity............................................ $       3,820.4     $     3,723.8
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

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                   ---------------------------
                                                                                        2004         2003
                                                                                   ---------------------------
 Operating Activities
    Net income....................................................................  $      17.0    $     12.0
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
         Depreciation.............................................................         14.3          12.9
         Amortization.............................................................          4.0           2.7
         Impairment charges and asset write downs.................................        ---             1.7
         Gain on sale of fixed assets.............................................         (0.8)         (0.5)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................        (71.2)         (9.3)
           Inventories............................................................        (94.1)         40.4
           Trade accounts payable.................................................         76.2          59.1
           Other, net.............................................................         (9.8)         (4.1)
                                                                                    -------------- -------------
              Net cash provided by (used in) operating activities.................        (64.4)        114.9
                                                                                    -------------- -------------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (1.1)         (8.5)
    Capital expenditures..........................................................         (8.9)         (8.6)
    Proceeds from sale of assets..................................................          0.8           2.6
                                                                                    -------------- -------------
              Net cash used in investing activities...............................         (9.2)        (14.5)
                                                                                    -------------- -------------


 Financing Activities
    Principal repayments of long-term debt........................................        ---            (1.5)
    Proceeds from stock options exercised.........................................          4.1         ---
    Net borrowings (repayments) under revolving line of credit agreements.........         14.0         (22.5)
    Other, net....................................................................         (3.4)        (11.6)
                                                                                    -------------- -------------
              Net cash provided by (used in) financing activities.................         14.7         (35.6)
                                                                                    -------------- -------------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         (0.6)          2.9
                                                                                    -------------- -------------


 Net Increase (Decrease) in Cash and Cash Equivalents.............................        (59.5)         67.7

 Cash and Cash Equivalents at Beginning of Period.................................        467.5         352.2
                                                                                    -------------- -------------

 Cash and Cash Equivalents at End of Period.......................................  $     408.0    $    419.9
                                                                                    ============== =============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Cash and cash equivalents at March 31, 2004 and December 31, 2003 include $3.1 and $10.9, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company adopted the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of March 31, 2004, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company has adopted the provisions of FIN 46R effective March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial position or results of operations.

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

During April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position or results of operations.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Other Non-current liabilities. The liability is established using a historical warranty claim experience for each product sold. The historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure that critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in the aggregate product warranty liability:

                                                              Three Months Ended
                                                                March 31, 2004
                                                             -------------------

  Balance at beginning of period.............................$       68.4
  Accruals for warranties issued during the period............       15.7
  Changes in estimates........................................       (2.0)
  Settlements during the period...............................      (17.9)
  Foreign exchange effect.....................................       (0.3)
                                                             -------------------
  Balance at end of period...................................$       63.9
                                                             ===================

Stock-Based Compensation. At March 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                          For the Three Months
                                                              Ended March 31,
                                                    ----------------------------
                                                          2004           2003
                                                    --------------- ------------
 Reported net income ...............................  $   17.0      $    12.0

 Deduct: Total stock-based  employee  compensation
  expense determined  under  fair  value  based
  methods  for  all awards, net of related
  income tax effects................................      (1.3)          (1.1)
                                                      ------------- ------------

 Pro forma net income ..............................  $   15.7      $    10.9
                                                      ============= ============

 Per common share:
  Basic:
     Reported net income ...........................  $    0.35     $     0.25
                                                      ============= ============
     Pro forma net income ..........................  $    0.32     $     0.23
                                                      ============= ============
  Diluted:
     Reported net income ...........................  $    0.34     $     0.24
                                                      ============= ============
     Pro forma net income ..........................  $    0.31     $     0.22
                                                      ============= ============

The fair value for these  options was  estimated  at the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                            For the Three Months
                                                              Ended March 31,
                                                        ------------------------
                                                             2004          2003
                                                        ------------ -----------
   Dividend yields......................................      0.0%         0.0%

   Expected volatility..................................     51.10%       51.24%

   Risk-free interest rates.............................      4.04%        4.90%

   Expected life (in years).............................     10.0          9.7

   Aggregate fair value of options granted.............. $    6.0      $   4.5

   Weighted average fair value at date of grant for
    options granted..................................... $   22.61     $   7.59

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

NOTE B -- ACQUISITIONS

On February 14, 2003, the Company completed the acquisition of Commercial Body Corporation ("Commercial Body"). Commercial Body, headquartered in San Antonio, Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 600 thousand shares of Common Stock and paid $3.7 cash. In addition, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Commercial Body acquisition, the Common Stock is not trading on the New York Stock Exchange at a price at least 50% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $3.4. At the time of Terex's acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. ("Combatel"). The remaining 50% of Combatel was owned by Terex and prior to the Commercial Body acquisition had been accounted for under the equity method of accounting. During the second quarter of 2003, Commercial Body and Combatel merged to form Terex Utilities South, Inc. ("Utilities South"). Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment.

The operating results of Commercial Body and Combatel are included in the Company's consolidated results of operations since February 14, 2003 (date of acquisition).

On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra") from SDC Prague s.r.o., a subsidiary of SDC International, Inc. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consideration for the acquisition was comprised of debt forgiveness totaling $8.1, cash of $0.2 and approximately 209 thousand shares of Terex common stock. On April 22, 2004, the Company purchased an additional 10% of the outstanding shares of Tatra for $1.2 in cash. These acquisitions bring Terex's total ownership interest in Tatra to approximately 81%. Tatra's results have been included in the Company's consolidated financial statements since August 28, 2003. Upon the initial consolidation of Tatra into the Company's consolidated financial results, Tatra's debt totaled approximately $33. This debt primarily consisted of notes payable to financial institutions. Tatra is part of the Company's Roadbuilding, Utility Products and Other segment.

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

The Company is in the process of completing certain valuations, appraisals and other studies for purposes of determining the respective fair values of tangible and intangible assets used in the allocation of purchase consideration for the acquisition of Tatra. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position, results of operations or cash flows.

On December 19, 2003, the Company completed the acquisition of substantially all of the assets comprising the business of Compass Equipment Leasing ("CEL") and Asplundh Canada. Both businesses rent digger derricks, aerial devices and other related equipment to contractors and utility customers in the United States and Canada, respectively. The purchase consideration was $0.1 plus the assumption of CEL's and Asplundh Canada's operating lease obligations. Both businesses are included in the Terex Roadbuilding, Utility Products and Other segment.

The Company is in the process of completing certain appraisals and other studies for the purpose of determining the respective fair value of the tangible and intangible assets acquired. This information will be used to allocate the purchase consideration. The Company does not anticipate that the final results of these studies will have a material impact on its financial position, results of operations or cash flows.

NOTE C - GOODWILL

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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                                            Terex
                                                                  Terex                  Roadbuilding,
                                                                  Aerial                    Utility
                                       Terex          Terex        Work        Terex     Products and
                                    Construction      Cranes     Platforms     Mining        Other          Total
                                  ---------------- ----------- ------------- ---------- --------------- -------------
Balance at December 31, 2003..... $      328.4     $     89.7   $   50.0     $  ---     $   135.4       $   603.5

Acquisitions.....................        ---            ---        ---          ---           3.4             3.4
Impairment.......................        ---            ---        ---          ---         ---             ---
Foreign exchange effect..........         (0.1)         ---        ---          ---         ---              (0.1)
                                  ---------------- ----------- ------------- ---------- --------------- -------------
Balance at March 31, 2004........ $      328.3     $     89.7   $   50.0     $  ---     $   138.8       $   606.8
                                  ================ =========== ============= ========== =============== =============

The goodwill recognized for the acquisitions of Tatra, CEL and Asplundh Canada as of March 31, 2004 is not final as the Company has not yet completed its valuations of the acquired tangible and intangible assets.

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At March 31, 2004, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at March 31, 2004 was a loss of $5.5, which is recorded in other non-current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months ended March 31, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At March 31, 2004, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at March 31, 2004 was a gain of $11.7, which is recorded in other non-current assets. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains are being amortized over the original maturity and, combined with the market value of the swap agreements held at March 31, 2004, are offset by a $16.5 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within 18 months. At March 31, 2004, the Company had $174.6 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before September 30, 2005. The fair market value of these swaps at March 31, 2004 was a gain of $9.4. At March 31, 2004, $165.6 notional amount of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities.

During the three months ended March 31, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At March 31, 2004, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $14.4, net of income taxes.

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

                                             Three Months Ended
                                                    March 31,
                                        ----------------------------------
                                              2004             2003
--------------------------------------------------------------------------
Balance at beginning of period..........$      6.5         $     2.1
Additional gains (losses)...............      (0.5)             (0.5)
Amounts reclassified to earnings........      (3.3)             (0.8)
                                        ----------------  ----------------
Balance at end of period................$      2.7         $     0.8
                                        ================  ================

NOTE E -- RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. During 2003 and 2002, the Company experienced declines in several markets. In addition, the Company's recent acquisitions have created product, production and selling and administrative overlap with existing businesses. In response to changing market demand and to optimize the impact of recently acquired businesses, the Company has initiated the restructuring programs described below. For further information on restructuring programs, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Also in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company's North American crane business, the Terex-RO facility has been closed and the production performed at that facility has been consolidated into the Company's hydraulic crane production facility in Waverly, Iowa. The program reduced employment by approximately 50 employees and was substantially completed at September 30, 2003. Booms for the Terex-RO product were already being produced in the Waverly facility; accordingly, no production problems are anticipated in connection with this consolidation. Terex-RO is included in the Terex Cranes segment.

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

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company's decision to consolidate its German tower crane manufacturing into its German Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of the restructuring, the Company has accrued for a headcount reduction of 65 employees. As of March 31, 2004, 62 of the employees had ceased employment with the Company. The program is expected to be completed in the second quarter of 2004. Terex Peiner is included in the Terex Cranes segment. The Terex Peiner closing is expected to reduce annual operating costs by $3.4 once the program is fully implemented.

The Company also recorded a restructuring charge in the second quarter of 2003 of $1.9 for future cash expenditures related to the closure of its Powerscreen facility in Kilbeggan, Ireland. The $1.9 was comprised of $1.0 of severance charges and $0.9 of accruable exit costs. This charge is a result of the Company's decision to consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation will lower the

Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of 121 employees at the Kilbeggan facility. As of September 30, 2003, all of the employees had ceased employment with the Company. The program was substantially complete at March 31, 2004, except for the disposal of certain real property which is expected to be finalized in 2004. The Powerscreen Kilbeggan facility is included in the Terex Construction segment. During the three months ended June 30, 2003, $1.8 and $0.1 were recorded in cost of goods sold and selling, general and administrative expenses, respectively. The
Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

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

2002 Programs

During 2002, the Company initiated a series of restructuring projects that related to productivity and business rationalization. Restructuring programs which began in 2002, but which were not completed prior to January 1, 2003, include:

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

     o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provided pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, was part of the Company's Construction segment and was not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business had faced declining demand over the past few years and was not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.
     o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company has consolidated several compact equipment production facilities into a single location in Coventry, England. The Company moved the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation has reduced total employment by 269 and was substantially complete as of September 30, 2003.

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

During the first quarter of 2004, the Company recorded an additional $2.7 of charges in cost of goods sold related to programs begun in 2003 and 2002. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in the first quarter of 2004 that related to productivity and business rationalization:

                                            Employee
                                          Termination        Asset       Facility
                                             Costs         Disposals     Exit Costs        Other            Total
                                        ---------------  ------------  -------------   ---------------  --------------
       Accrued restructuring charges
         at December 31, 2003.......... $     0.1        $  ---        $     1.4       $      1.3       $     2.8
       Restructuring charges...........     ---               2.7          ---              ---               2.7
       Cash expenditures...............     ---             ---             (0.4)            (0.2)           (0.6)
       Non-cash write-offs.............     ---              (2.7)         ---              ---              (2.7)
                                        ---------------  ------------  -------------   ---------------  --------------
       Accrued   restructuring  charges
         at March 31, 2004............. $     0.1        $  ---        $     1.0       $     1.1         $    2.2
                                        ===============  ============  =============   ===============  ==============

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2004 and 2003 were included in cost of goods sold ($2.7 and $2.8) and selling, general and administrative expenses ($0 and $0.3), respectively.

Demag and Genie Acquisition Related Projects

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisitions of Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") and Genie Holdings, Inc. and its affiliates ("Genie") in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002, but which were not completed prior to January 1, 2003, related to the acquisition of Demag consist of:

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

During the first quarter of 2004, the Company recorded an additional $0.8 of charges related to programs begun in 2002. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company. There were no charges during the first quarter of 2004 related to the Genie programs.

The following table sets forth the components and status of the restructuring charges recorded in the first quarter of 2004 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                       Employee
                                     Termination        Asset      Facility
                                        Costs         Disposals    Exit Costs       Other         Total
                                  ---------------   ------------  ------------  -------------  -----------
Accrued restructuring charges at
  December 31, 2003...............$      1.0        $   ---       $    0.6   $        ---      $    1.6
Restructuring charges.............     ---                0.8        ---              ---           0.8
Cash expenditures.................     ---              ---          ---              ---         ---
Non-cash write-offs...............     ---               (0.8)       ---              ---          (0.8)
                                  ---------------   ------------  ------------  -------------  -----------
Accrued restructuring charges at
   March 31, 2004.................$      1.0        $   ---       $    0.6   $        ---      $    1.6
                                  ===============   ============  ============  =============  ===========

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2004 and 2003 were included in cost of goods sold ($0.8 and $0).

NOTE F -- INVENTORIES

Inventories consist of the following:

                                            March 31,         December 31,
                                               2004               2003
                                          -----------------  ---------------
Finished equipment......................  $      393.2       $     365.7
Replacement parts.......................         266.2             251.3
Work-in-process.........................         222.8             187.4
Raw materials and supplies..............         218.9             205.3
                                          -----------------  ---------------
Inventories.............................  $    1,101.1       $   1,009.7
                                          =================  ===============

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                               March 31,        December 31,
                                                  2004              2003
                                           ----------------- -----------------
Property..................................  $       51.1     $       51.9
Plant.....................................         238.5            233.4
Equipment.................................         244.4            249.9
                                            ---------------- -----------------
                                                   534.0            535.2
Less:  Accumulated depreciation...........        (174.6)          (165.1)
                                            ---------------- -----------------
Net property, plant and equipment.........  $      359.4     $      370.1
                                            ================ =================

NOTE H -- INVESTMENT IN JOINT VENTURE

In April 2001, Genie entered into a joint venture arrangement with a European financial institution, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. ("GFSH"). GFSH was established to facilitate the financing of Genie's products sold in Europe. Genie contributed $4.7 in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 and $0.6, respectively, in cash to GFSH.

On January 1, 2004, the Company and its joint venture partner revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to Terex Financial Services Holding B.V. ("TFSH"), Genie's ownership interest in TFSH was reduced to forty percent (40%), and Genie transferred this interest to another Company subsidiary. In addition, the scope of TFSH's operations was broadened, as it was granted the right to facilitate the financing of all of the Company's products sold in Europe.

As of March 31, 2004, TFSH had total assets of $160.8, consisting primarily of financing receivables and lease related equipment, and total liabilities of $144.5, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage.

As defined by FIN 46R, TFSH is a VIE. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company will not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

NOTE I -- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $119 at March 31, 2004 and is included in "Other Assets" on the Company's Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE J -- NET INVESTMENT IN SALES-TYPE LEASES

From time to time, the Company leases new and used products manufactured and sold by the Company to domestic and foreign distributors, end users and rental companies. The Company provides specialized financing alternatives that include sales-type leases, operating leases, conditional sales contracts, and short-term rental agreements.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $21.9 at March 31, 2004. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at March 31, 2004, representing a contingent liability under the limited recourse provisions.

During 2003, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $40.5 credit risk and a $36.4 residual value risk at March 31, 2004.

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

NOTE K-- EARNINGS PER SHARE

                                                                             Three Months Ended March 31,
                                                                           (in millions, except per share data)
                                                        ------------------------------------------------------------------------
                                                                         2004                                2003
                                                        -----------------------------------  -----------------------------------
                                                                                Per-Share                             Per-Share
                                                          Income      Shares      Amount       Income       Shares      Amount
                                                        ----------- ----------- -----------  -----------  ---------  -----------
           Basic earnings per share
              Net Income..............................  $    17.0        49.0    $   0.35    $    12.0       47.2    $    0.25

           Effect of dilutive securities:
              Stock Options...........................      ---           1.6                    ---          0.5
              Shares held by deferred
                compensation     plan.................      ---         ---                      ---          0.7
              Contingently issuable shares for
                 acquisitions.........................      ---         ---                      ---          0.6
                                                        ----------- -----------              -----------  ---------

           Net Income.................................  $    17.0        50.6    $   0.34    $    12.0       49.0    $    0.24
                                                        =========== =========== ===========  ===========  =========  ===========

Options to purchase 214 thousand and 2,169 thousand shares of Common Stock were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in Note B - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 772 thousand shares for the three months ended March 31, 2003 are not included in the computation of diluted earnings per share. At March 31, 2004, due to the market price of the Company's Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months ended March 31, 2004.

NOTE L - STOCKHOLDERS' EQUITY

Total non-stockowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, minimum pension liability adjustments, deferred gains and losses resulting from derivative hedging transactions and deferred gains and losses resulting from debt and equity securities classified as available for sale. Total non-stockowner changes in equity were as follows.

                                                   For the Three Months
                                                     Ended March 31,
                                            -----------------------------------
                                                  2004               2003
                                            ------------------ ----------------
   Net income .............................. $    17.0          $     12.0
   Other comprehensive income (loss):
        Translation adjustment..............     (12.4)               10.1
        Derivative hedging adjustment.......      (3.8)               (1.3)
                                            ------------------ ----------------
   Comprehensive income (loss).............. $     0.8          $     20.8
                                            ================== ================

As disclosed in "Note B - Acquisitions",  the Company also issued  approximately
0.2 million shares and 0.6 million shares of its Common Stock during the three months ended September 30, 2003 and March 31, 2003 in connection with the acquisitions of Tatra and Commercial Body, respectively.

NOTE M -- LITIGATION AND CONTINGENCIES

In the Company's lines of business numerous suits have been filed alleging damages for accidents that have arisen in the normal course of operations involving the Company's products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company's financial position.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company's outstanding letters of credit totaled $84.3 at March 31, 2004. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

Credit Guarantees
-----------------

Customers of the Company from time to time may fund the acquisition of the Company's equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the

Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of a customer default, the Company is generally able to dispose of the equipment with the Company realizing the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of March 31, 2004, the Company's maximum exposure to such credit guarantees was $311.4. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees
-------------------------------------

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $36.4 at March 31, 2004. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. These conditions generally pertain to the functionality and state of repair of the machine. Such guarantees are referred to as buyback guarantees. As of March 31, 2004, the Company's maximum exposure to buyback guarantees is $49.1. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

NOTE N -- RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans
-------------

US Plans - As of March 31, 2004, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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


                                              Pension Benefits             Other Benefits
                                          ---------------------------- --------------------------
                                               Three Months Ended         Three Months Ended
                                                     March 31,                 March 31,
                                          ---------------------------- --------------------------
                                               2004           2003          2004         2003
                                          -------------- ------------- ------------- ------------
  Weighted-average assumptions:
     Discount rate........................     6.00%         6.75%          6.00%         6.75%
     Expected return on plan assets.......     8.00%         8.00%        ---           ---
     Rate of compensation increase........     4.00%         5.00%        ---           ---


                                                 Pension Benefits                Other Benefits
                                          ---------------------------- --------------------------
                                               Three Months Ended         Three Months Ended
                                                     March 31,                 March 31,
                                          -------------- ------------- ------------- ------------
                                               2004           2003          2004          2003
                                          -------------- ------------- ------------- ------------
   Components of net periodic cost:
    Service cost.......................... $   0.3       $   0.2       $  ---        $  ---
    Interest cost.........................     1.8           1.8            0.2           0.2
    Expected return on plan assets........    (1.9)         (1.7)         ---           ---
    Amortization of prior service cost....     0.2           0.1          ---           ---
    Amortization of transition obligation.   ---           ---              0.1           0.1
    Recognized actuarial (gain) loss......     0.6           0.6            0.1           0.1
                                           ------------- ------------- ------------- --------------
   Net periodic cost (benefit)............ $   1.0       $   1.0       $    0.4      $    0.4
                                           ============= ============= ============= ==============

The Company plans to contribute approximately $2 to its U.S. defined benefit pension plans in 2004. During the three months ended March 31, 2004, the Company contributed $0.2 to its U.S. defined benefit pension plans.

International Plans - Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. PPM SAS maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. O&K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. Fermec maintains a voluntary defined benefit pension plan covering substantially all of its employees. Atlas maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees in Germany. Additionally, Atlas maintains a government required defined benefit plan for its employees in Scotland. Demag maintains two unfunded noncontributory defined benefit plans covering substantially all of its employees in Germany.

                                                    Pension Benefits
                                        ----------------------------------------
                                              Three Months Ended March 31,
                                        ----------------------------------------
                                                 2004                 2003
                                        ------------------ ---------------------
 The range of assumptions:
   Discount rate........................    5.50%-6.00%          5.75%-6.00%
   Expected return on plan assets.......    2.00%-6.50%          2.00%-7.00%
   Rate of compensation increase........    2.75%-4.00%          3.75%-4.25%


                                                    Pension Benefits
                                                ----------------------------
                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2004           2003
                                                ------------  --------------
        Components of net periodic cost:
          Service cost......................... $     1.0     $     0.9
          Interest cost.........................      3.1           2.7
          Expected return on plan assets........     (1.1)         (0.9)
          Recognized actuarial (gain) loss......      0.1           0.2
                                                ------------  --------------
        Net periodic cost...................... $     3.1     $     2.9
                                                ============  ==============

The Company plans to contribute approximately $13 to its international defined benefit pension plans in 2004. During the three months ended March 31, 2004, the Company contributed $3.5 to its international defined benefit pension plans.

NOTE O -- BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. The Company operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Mining; and (v) Terex Roadbuilding, Utility Products and Other.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Finlay, Fuchs, Pegson, Powerscreen, Benford, Fermec, Schaeff and TerexLift. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM and RO-Stinger. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

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

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military applications. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name of Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases originated by

General Electric Capital Corporation Vendor Financial Services to assist in the acquisition of the Company's products.

The results of businesses acquired during 2003 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months ended March 31, 2004 and 2003. Business segment information is presented below:

                                                           For the Three Months
                                                              Ended March 31,
                                                       -------------------------
                                                           2004         2003
                                                       ------------ ------------
Sales
  Terex Construction.................................  $   389.7    $   318.2
  Terex Cranes.......................................      209.2        237.9
  Terex Aerial Work Platforms........................      168.0        147.2
   Terex Mining......................................       69.9         80.0
  Terex Roadbuilding, Utility Products and Other ....      217.4        158.1
  Eliminations/Corporate.............................      (10.4)       (13.7)
                                                       ------------ ------------
    Total............................................  $ 1,043.8    $   927.7
                                                       ============ ============

Income (Loss) from Operations
  Terex Construction.................................  $    16.2    $    14.2
  Terex Cranes.......................................        6.4          6.8
  Terex Aerial Work Platforms........................       20.8         15.8
  Terex Mining.......................................        2.0          4.6
  Terex Roadbuilding, Utility Products and Other.....        5.2          1.4
  Eliminations/Corporate.............................       (2.3)        (2.3)
                                                       ------------ ------------
    Total............................................  $    48.3    $    40.5
                                                       ============ ============


                                                      March 31,    December 31,
                                                          2004          2003
                                                     ------------  -------------
Identifiable Assets
  Terex Construction.............................      $ 1,455.1     $  1,394.1
  Terex Cranes...................................          890.3          890.4
  Terex Aerial Work Platforms....................          470.2          456.4
  Terex Mining...................................          445.9          443.0
  Terex Roadbuilding, Utility Products and Other.          681.4          641.2
  Corporate......................................        1,995.4        1,971.7
  Eliminations...................................       (2,117.9)      (2,073.0)
                                                    ------------  --------------
    Total........................................      $ 3,820.4     $  3,723.8
                                                    ============  ==============

NOTE P -- CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"). On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). As of March 31, 2004, the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, EarthKing, Inc., Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS Commercial LLC, GFS National, Inc., Go Credit Corporation, Koehring Cranes, Inc., Lease Servicing & Funding Corp., O & K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Product Support, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Bartell, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining

Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional.

No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the Non-guarantor Subsidiaries. The results of businesses acquired during 2003 are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis.

Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis.

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes.

Debt and goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004
(in millions)

                                                          Wholly-         Non-
                                             Terex         owned       guarantor    Intercompany
                                          Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ----------------
Net sales............................... $     76.6    $    380.9    $   641.7     $  (55.4)     $  1,043.8
  Cost of goods sold....................       69.6         328.7        540.6        (55.4)          883.5
                                         ------------- ------------- ------------- ------------- ----------------
Gross profit............................        7.0          52.2        101.1        ---             160.3
  Selling, general & administrative
   expenses.............................        7.7          33.1         71.2        ---             112.0
                                         ------------- ------------- ------------- ------------- ----------------
Income (loss) from operations...........       (0.7)         19.1         29.9        ---              48.3
  Interest income.......................        0.2          (0.5)         1.3        ---               1.0
  Interest expense......................        1.8         (12.9)       (11.4)       ---             (22.5)
  Income (loss) from equity investees...       15.8         ---          ---          (15.8)          ---
  Other income (expense) - net..........        1.1          (0.8)        (2.7)       ---              (2.4)
                                         ------------- ------------- ------------- ------------- ----------------
Income (loss) before income taxes ......       18.2           4.9         17.1        (15.8)           24.4
 Benefit from (provision for) income
   taxes................................       (1.2)         (0.4)        (5.8)       ---              (7.4)
                                         ------------- ------------- ------------- ------------- ----------------
Net income (loss)....................... $     17.0    $      4.5    $    11.3     $  (15.8)     $     17.0
                                         ============= ============= ============= ============= ================


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003
(in millions)

                                                          Wholly-         Non-
                                             Terex         owned       guarantor    Intercompany
                                          Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- ----------------
Net sales............................... $     64.3    $    342.1    $   568.3     $  (47.0)     $    927.7
   Cost of goods sold...................       60.9         296.5        487.6        (47.0)          798.0
                                         ------------- ------------- ------------- ------------- ----------------
Gross profit............................        3.4          45.6         80.7        ---             129.7
   Selling, general & administrative
     expenses...........................        6.6          30.4         52.2        ---              89.2
                                         ------------- ------------- ------------- ------------- ----------------
Income (loss) from operations...........       (3.2)         15.2         28.5        ---              40.5
  Interest income.......................        0.3           0.2          1.2        ---               1.7
  Interest expense......................       (6.9)         (6.5)       (12.5)       ---             (25.9)
  Income (loss) from equity investees...       18.3         ---          ---          (18.3)          ---
  Other income (expense) - net..........       (1.8)         (0.8)         2.9        ---               0.3
                                         ------------- ------------- ------------- ------------- ----------------
Income (loss) before income taxes ......        6.7           8.1         20.1        (18.3)           16.6
 Provision for income taxes.............        5.3          (3.2)        (6.7)       ---              (4.6)
                                         ------------- ------------- ------------- ------------- ----------------
Net income (loss)....................... $     12.0    $      4.9    $    13.4     $  (18.3)     $     12.0
                                         ============= ============= ============= ============= ================

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2004
(in millions)


                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                          Corporation   Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------ ---------------
Assets
   Current assets
     Cash and cash equivalents.......... $     139.6   $       5.9   $    262.5    $    ---      $     408.0
     Trade receivables - net............        23.2         142.1        445.5         ---            610.8
     Intercompany receivables...........        17.4          17.4         30.1         (64.9)         ---
     Net inventories....................        75.4         294.4        714.2          17.1        1,101.1
     Other current assets...............        60.9          25.8         86.2         ---            172.9
                                         ------------- ------------- ------------- ------------ ---------------
       Total current assets.............       316.5         485.6      1,538.5         (47.8)       2,292.8
   Property, plant & equipment - net....         0.2          98.9        260.3         ---            359.4
   Investment in and advances to
     (from) subsidiaries................       912.1        (325.7)      (281.9)       (304.5)         ---
   Goodwill - net.......................        (6.5)        222.5        390.8         ---            606.8
   Other assets - net...................       133.5         208.7        219.2         ---            561.4
                                         ------------- ------------- ------------- ------------ ---------------

Total assets............................ $   1,355.8   $     690.0   $  2,126.9    $   (352.3)   $   3,820.4
                                         ============= ============= ============= ============ ===============

Liabilities and stockholders' equity (deficit)
   Current liabilities
     Notes  payable and  current  portion
       of long-term debt................ $       0.1   $      30.9   $     65.8    $    ---      $      96.8
     Trade accounts payable.............        31.6         160.1        492.6         ---            684.3
     Intercompany payables..............        25.4         (85.0)       124.5         (64.9)         ---
     Accruals and other current
       liabilities......................        59.0          87.8        312.4         ---            459.2
                                         ------------- ------------- ------------- ------------ ---------------
       Total current liabilities........       116.1         193.8        995.3         (64.9)       1,240.3
   Long-term debt less current portion..       282.0         402.1        595.3         ---          1,279.4
   Other long-term liabilities..........        75.1         104.3        238.7         ---            418.1
   Stockholders' equity (deficit).......       882.6         (10.2)       297.6        (287.4)         882.6
                                         ------------- ------------- ------------- ------------ ---------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,355.8   $     690.0   $  2,126.9    $   (352.3)   $   3,820.4
                                         ============= ============= ============= ============ ===============

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
                                         ============= =============   ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004
(in millions)

                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in)
  operating activities.................. $     (12.5)  $       9.5   $     (61.4)  $    ---       $     (64.4)
                                         ------------- ------------- ------------- -------------- ---------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................        (0.6)         (0.5)        ---          ---              (1.1)
  Capital expenditures..................        (0.1)         (3.2)         (5.6)       ---              (8.9)
  Proceeds from sale of assets..........       ---             0.3           0.5        ---               0.8
                                         ------------- ------------- ------------- -------------- ---------------
     Net cash provided by (used in)
     investing activities...............        (0.7)         (3.4)         (5.1)       ---              (9.2)
                                         ------------- ------------- ------------- -------------- ---------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt.......................       ---           ---           ---          ---             ---
  Proceeds from stock options exercised.         4.1         ---           ---          ---               4.1
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---            (0.5)         14.5        ---              14.0
  Other.................................       ---            (2.6)         (0.8)       ---              (3.4)
                                         ------------- ------------- ------------- -------------- ---------------
    Net cash provided by (used in)
     financing activities...............         4.1          (3.1)         13.7        ---              14.7
                                         ------------- ------------- ------------- -------------- ---------------
Effect of exchange rates on cash and           ---           ---            (0.6)       ---              (0.6)
  cash equivalents......................
                                         ------------- ------------- ------------- -------------- ---------------
Net (decrease) increase in cash and cash
  equivalents...........................        (9.1)          3.0         (53.4)       ---             (59.5)
Cash and cash equivalents, beginning of
  period................................       148.7           2.9         315.9        ---             467.5
                                         ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents, end of period $     139.6   $       5.9   $     262.5   $    ---       $     408.0
                                         ============= ============= ============= ============== ===============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003
(in millions)

                                                             Wholly-         Non-
                                                Terex        owned       guarantor     Intercompany
                                             Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                            ------------- ------------- ------------- --------------- --------------
 Net cash provided by (used in)
   operating activities..................   $    18.6     $     8.1     $    88.2     $    ---        $     114.9
                                            ------------- ------------- ------------- --------------- --------------
 Cash flows from investing activities:
   Acquisition  of business,  net of cash
    acquired.............................       ---            (8.5)        ---            ---               (8.5)
   Capital expenditures..................        (0.4)         (1.2)         (7.0)         ---               (8.6)
   Proceeds from sale of assets..........       ---             0.9           1.7          ---                2.6
                                            ------------- ------------- ------------- --------------- --------------
      Net cash provided by (used in)
      investing activities...............        (0.4)         (8.8)         (5.3)         ---              (14.5)
                                            ------------- ------------- ------------- --------------- --------------
 Cash flows from financing activities:
   Principal  borrowings  (repayments) of
    long-term debt.......................       ---            (0.5)         (1.0)         ---               (1.5)
   Net  borrowings   (repayments)   under
    revolving line of credit agreements..       ---            (1.1)        (21.4)         ---              (22.5)
   Other.................................       ---           ---           (11.6)         ---              (11.6)
                                            ------------- ------------- ------------- --------------- --------------
     Net cash provided by (used in)
      financing activities...............       ---            (1.6)        (34.0)         ---              (35.6)
                                            ------------- ------------- ------------- --------------- --------------
 Effect of exchange rates on cash and
   cash equivalents......................       ---           ---             2.9          ---                2.9
                                            ------------- ------------- ------------- --------------- --------------
 Net (decrease) increase in cash and
   cash equivalents......................        18.2          (2.3)         51.8          ---               67.7
 Cash and cash equivalents,  beginning of
   period................................       134.0           6.2         212.0          ---              352.2
                                            ------------- ------------- ------------- --------------- --------------
 Cash and cash equivalents, end of period   $   152.2     $       3.9   $   263.8     $    ---        $     419.9
                                            ============= ============= ============= =============== ==============

 ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 ------        -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

Results of Operations

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. The Company operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Mining; and (v) Terex Roadbuilding, Utility Products and Other.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Finlay, Fuchs, Pegson, Powerscreen, Benford, Fermec, Schaeff and TerexLift. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Lorain, P&H, Peiner, PPM and RO-Stinger. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

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

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military operations. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex, and may include the use of the historic brand name in conjunction with the Terex brand name for a transitional period of time. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name. The Company, through Terex Financial Services, Inc. ("TFS"), also offers customers loans and leases originated by General Electric Capital Corporation Vendor Services to assist in the acquisition of all of the Company's products. On February 14, 2003, the Company acquired Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel"). On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra"), for a total of 71% ownership, and acquired a controlling interest in American Truck Company ("ATC"). The results of Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

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

In the first quarter of 2004, the Company noted improved economic conditions in many end-markets as the Company's backlog increased in substantially all of its businesses. Recent acquisitions, such as Genie and Demag Mobile Cranes GmbH & Co. KG and affiliates ("Demag"), made positive contributions, while tight end-markets and currency moves (particularly the weakness of the U.S. dollar relative to other currencies in which the Company does business) negatively impacted the Company's financial performance. Overall, during the first quarter of 2004, the Company experienced a strengthened backlog and moderate revenue growth. Backlog increased $335 million, or 73%, compared to the first quarter of 2003.

The Company anticipates a mix of end market conditions for the remainder of 2004, with certain products anticipating recovering markets and others expecting continued sluggish markets. For example, the Company sees opportunities for growth in the Construction and Aerial Work Platforms businesses resulting from initial signs of economic recovery, and in the Mining business based on recovering commodity prices; however, the Company envisions a continued weak North American crane market and difficult end markets for the Roadbuilding business. Overall, an economic recovery in the markets served by the Company's businesses would have a beneficial impact on the Company's performance. A significant area of uncertainty for 2004 remains the impact of currency moves, particularly the relative strength of the U.S. dollar.

During 2004, the Company is continuing to focus on cash generation, debt reduction and margin improvement initiatives. The Company experienced a net use of cash in the first quarter of 2004, as the Company used cash for working capital purposes in preparation for the second quarter selling season and as a result of the increase in backlog. The Company recently initiated its Terex Improvement Process ("TIP") program aimed at improving the Company's internal processes and benefiting the Company's customers, investors and employees. As part of the TIP objectives, Terex management will have a particular focus on achieving a number of key objectives including revenue growth, through a combination of expansion into markets not currently served and by increasing market share in existing products, and improving the Company's return on invested capital, through reducing working capital requirements as a percentage of sales and by improving operating margins through reducing the total cost of manufacturing products.

Restructuring
-------------

Prior to 2004, the Company initiated numerous restructuring programs in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not had a material negative impact on operating results or the Company's liquidity. These initiatives are intended to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. See Note E - "Restructuring and Other Charges" in the Company's Condensed Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

Three  Months  Ended March 31, 2004  Compared  with Three Months Ended March 31,
--------------------------------------------------------------------------------
2003
----

Terex Consolidated

                                                          Three Months Ended March 31,
                                              ------------------------------------------------------
                                                         2004                         2003
                                              ---------------------------    -----------------------
                                                                % of                       % of              % Change In
                                                                Sales                      Sales           Reported Amounts
                                                             ------------                -----------     ---------------------
                                                               ($ amounts in millions)
              Net Sales                    $       1,043.8                $    927.7                               12.5%
              Gross Profit                           160.3      15.4%          129.7        14.0%                  23.6%
              SG&A                                   112.0      10.7%           89.2         9.6%                  25.6%
              Income from Operations                  48.3       4.6%           40.5         4.4%                  19.3%

Total net sales for the three months ended March 31, 2004 totaled $1,043.8 million, an increase of $116.1 million when compared to the same period in 2003. The impact of a weaker dollar relative to the British Pound and the Euro increased sales by approximately 8% when compared to the first quarter of 2003. Sales fell relative to the first quarter of 2003 in the Cranes segment as a result of continuing weak market conditions in North America, as well as lower new and used machine sales in the European crane business. Mining sales declined relative to the first quarter of 2003, in part because of the temporary disruption in order activity due to the uncertainty surrounding the attempted sale of the mining truck business in the second half of 2003. These declines were offset by sales generated by the acquisition of Tatra, higher sales of aerial work platform products driven by increased demand in the United States, and increased sales of compact construction and crushing and screening equipment in Europe and North America. During the first quarter of 2004, the Company's backlog increased in substantially all of its businesses, reflecting improved economic conditions in many end markets.

Total gross profit for the three months ended March 31, 2004 totaled $160.3 million, an increase of $30.6 million when compared to the same period in 2003. During the first quarter of 2003, the Company recorded $5.6 million of charges primarily related to the fair value of inventory acquired at Genie and Demag as well as costs related to the closure of the Company's EarthKing Internet business. The acquisition of the Tatra and ATC businesses increased gross profit by approximately $7 million when compared to the first quarter of 2003. Gross profit increased in all segments other than the Mining segment, where lower sales in South Africa offset other gross profit improvements. The Company's gross profit was also negatively impacted by the increased value of the Euro and the British Pound in the first quarter of 2004. This negatively impacted the gross profit recognized on products produced in Europe and sold in U.S. dollars. The Company continues to address recent market increases in steel pricing and potential availability concerns and has taken several actions to mitigate the impact of these events on the Company.

Total selling, general and administrative costs ("SG&A") increased for the three months ended March 31, 2004 by $22.8 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately one-third of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the first quarter of 2004. The acquisitions of the Tatra and ATC businesses accounted for approximately 20% of the increase in SG&A. The majority of the remaining increases were experienced in the Aerial Work Platforms and Construction segments, and were the result of higher sales levels.

Income from operations increased by $7.8 million for the three months ended March 31, 2004 when compared to the same period in 2003. The Company benefited from sales increases in the Aerial Work Platforms and Construction segments as well as from the acquisition of Tatra. These gains were partially offset by lower operating profits earned in the Cranes segment as a result of weak demand in the North American crane businesses, as well as lower sales realized in the European crane businesses. Operating profit relative to the first quarter 2003 declined in the Mining segment, primarily due to lower sales of large mining shovels. The Company continues to see improvements in the economic outlook for many of the businesses in the Construction segment, as well as in the Aerial Work Platforms segment. The Company has also begun to see increased demand for its mining products as a result of recent improvements in commodity pricing.

Terex Construction

                                                 Three Months Ended March 31,
                                     -----------------------------------------------------
                                            2004                         2003
                                     --------------------     ----------------------------
                                                 % of                          % of              % Change In
                                                 Sales                         Sales          Reported Amounts
                                               ----------                     ----------    ----------------------
                                                    ($ amounts in millions)
Net Sales                        $    389.7                $      318.2                             22.5%
Gross Profit                           52.4       13.4%            41.7       13.1%                 25.7%
SG&A                                   36.2        9.3%            27.5        8.6%                 31.6%
Income from Operations                 16.2        4.2%            14.2        4.5%                 14.1%

Net sales in the Terex Construction segment increased by $71.5 million for the three months ended March 31, 2004 when compared to the same period in 2003 and totaled $389.7 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 12% when compared to the first quarter of 2003. Excluding the effect of changes in foreign currency, sales in the compact construction equipment, crushing and screening and scrap handling businesses increased when compared to the comparable period in 2003, while sales of heavy construction equipment fell, primarily as a result of lower sales of off-highway trucks and of Atlas products. Sales of compact construction equipment benefited in part from the Company's ability to leverage the Terex brand in the United States and recovering end-market conditions. Sales in the crushing and screening business increased, particularly in the United States, when compared to the comparable period in 2003.

Gross profit increased to $52.4 million for the three months ended March 31, 2004, an increase of $10.7 million when compared to 2003 results for the same period. Gross margins, defined as gross profit as a percentage of sales, improved in the compact construction equipment and crushing and screening businesses when compared to the first quarter of 2003 as a result of improved pricing, cost reductions from consolidation of compact equipment manufacturing facilities in 2003 and the benefit of higher production volumes. Gross margins in the heavy equipment businesses fell when compared to the first quarter of 2003, as the weakening of the U.S. dollar relative to the British Pound depressed margins earned on U.S. dollar denominated transactions in the off-highway truck business. In addition, during the first quarter of 2004, the percentage of orders sold in U.S. dollars was significantly higher than the historical average, further depressing margins.

SG&A costs for the three months ended March 31, 2004 totaled $36.2 million, an increase of $8.7 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro increased SG&A costs by approximately $4 million when compared to the first quarter of 2003. Approximately 74% of the segment's SG&A costs are incurred in either British Pounds or Euro. The remaining increase in SG&A was due primarily to increased spending for new product development, sales and marketing efforts and increased administrative costs in the heavy and compact equipment businesses.

Income from operations for the three months ended March 31, 2004 totaled $16.2 million, an increase of $2.0 million when compared to $14.2 million for the same period in 2003.

Terex Cranes

                                                  Three Months Ended March 31,
                                    ----------------------------------------------------------
                                             2004                           2003
                                    -----------------------     ------------------------------
                                                  % of                                % of            % Change In
                                                  Sales                               Sales          Reported Amounts
                                                -----------                        -----------     -------------------
                                                     ($ amounts in millions)
Net Sales                       $     209.2                     $    237.9                                  (12.1%)
Gross Profit                           29.8         14.2%             27.2             11.4%                  9.6%
SG&A                                   23.4         11.2%             20.4              8.6%                 14.7%
Income from Operations                  6.4          3.1%              6.8              2.9%                 (5.9%)

Net sales for the Terex Cranes segment for the three months ended March 31, 2004 decreased by $28.7 million and totaled $209.2 million when compared to $237.9 million for the same period in 2003. The year-over-year decrease was due to a decline in the number of used cranes sold during the first quarter of 2004, a large one-time public works sale that occurred in 2003, a continuing soft end-market in North America, and the sale of the Company's fork-lift business, Schaeff Incorporated, and its Crane & Machinery, Inc. ("C&M") distribution business in November 2003. Sales in the first quarter of 2003 were also strengthened due to the order fulfillment of Demag's significant backlog that existed at the time of its acquisition by Terex in August 2002. The decrease in net sales was partially offset by the effect of a weaker U.S. dollar relative to the Euro, an increase in sales volume of all terrain and rough terrain cranes in Australia, as well as strong markets in Italy, the U.K. and the Asia/Pacific region. The tower crane business also continued to show signs of growth.

Gross profit for the three months ended March 31, 2004 increased by $2.6 million relative to the same period in 2003 and totaled $29.8 million. The sale of the Schaeff Incorporated and C&M businesses reduced gross profit by $0.6 million in the first quarter of 2004 when compared to the same period in 2003. Gross profit fell in the North American cranes businesses primarily as a result of lower production volumes when compared to the first quarter of 2003, and were partially offset by improvements in the international mobile crane businesses as well as in the tower crane businesses. Included in gross profit for the first quarter of 2003 is a $2.1 million non-recurring reduction of gross profit related to fair value accounting at Demag. The fair value adjustment related to the acquired inventory of Demag. In addition, the cost reduction impact of past restructuring activities related to the acquisition of Demag are positively reflected in the year-over-year results.

SG&A costs for the three months ended March 31, 2004 totaled $23.4 million, an increase of $3.0 million over the same period in 2003. The sale of Schaeff Incorporated and C&M reduced SG&A costs in the first quarter of 2004 by $0.6 million relative to the first quarter of 2003. Cost reductions achieved in the North American cranes businesses in response to continued weak market conditions were offset by the impact of a weaker U.S. dollar relative to the Euro. Approximately 71% of the segment's SG&A costs were incurred in Euro.

Income from operations for the three months ended March 31, 2004 totaled $6.4 million compared to $6.8 million for the same period in 2003.

Terex Aerial Work Platforms

                                              Three Months Ended March 31,
                                   ----------------------------------------------------
                                            2004                        2003
                                   -----------------------     ------------------------
                                                   % of                        % of               % Change In
                                                   Sales                      Sales           Reported Amounts
                                               -----------                  -----------     -----------------------
                                                 ($ amounts in millions)
Net Sales                       $      168.0                $      147.2                                   14.1%
Gross Profit                            36.7       21.8%            29.5        20.0%                      24.4%
SG&A                                    15.9        9.5%            13.7         9.3%                      16.1%
Income from Operations                  20.8       12.4%            15.8        10.7%                      31.6%

Total net sales for the Terex Aerial Work Platforms segment for the three months ended March 31, 2004 were $168.0 million, an increase of $20.8 million when compared to the same period in 2003. Sales increased when compared to the first quarter of 2003 as a result of stronger demand from the rental channel in the United States and improved parts sales. Rental market demand was positively impacted as rental channel customers began to buy new equipment to reduce the age of their fleets.

Total gross profit for the Aerial Work Platforms segment for the three months ended March 31, 2004 was $36.7 million, an increase of $7.2 million when compared to the same period in 2003. Gross profit for the first quarter of 2003 included a $0.7 million charge related to certain fair value adjustments to Genie's inventory values recorded at the time of acquisition; no such charges were included in 2004 results. Gross profit also improved relative to 2003, as the Aerial Work Platforms segment benefited from the impact of higher volumes of equipment sales.

Total SG&A costs for the three months ended March 31, 2004 totaled $15.9 million, an increase of $2.2 million from the same period in 2003. The increase was due primarily to higher commissions and related costs arising from higher sales levels, in addition to the decline in the U.S. dollar relative to the British Pound and the Euro, as approximately 21% of the segment's SG&A costs are denominated in those currencies.

Income from operations for the Aerial Work Platforms segment for the three months ended March 31, 2004 was $20.8 million, an increase of $5.0 million from the same period in 2003 due to the higher sales volume and improved margins.

Terex Mining

                                            Three Months Ended March 31,
                                  --------------------------------------------------
                                           2004                       2003
                                  -----------------------     ----------------------
                                                  % of                       % of               % Change In
                                                  Sales                      Sales           Reported Amounts
                                              -----------                 ----------      --------------------------
                                               ($ amounts in millions)
Net Sales                         $     69.9                  $     80.0                               (12.6%)
Gross Profit                            11.2       16.0%            11.9      14.9%                     (5.9%)
SG&A                                     9.2       13.2%             7.3       9.1%                     26.0%
Income from Operations                   2.0        2.9%             4.6       5.8%                    (56.5%)

Net sales in the Terex Mining segment decreased by $10.1 million to $69.9 million in the first quarter of 2004 compared to $80.0 million in the comparable period in 2003. The decrease in sales was mainly attributable to the temporary disruption in order activity due to the uncertainty surrounding the attempted sale of the mining truck business in the second half of 2003. On December 10, 2003, the Company announced that it had terminated its discussions to sell the mining truck business. Additionally, there was an unusually high level of new mining shovel sales in the first quarter of 2003.

Gross profit decreased by $0.7 million in the three months ended March 31, 2004 when compared to the comparable period in 2003 and totaled $11.2 million. Gross profit earned in South Africa decreased due to a change in the mix of products sold in that region.

SG&A expense increased by $1.9 million in the first quarter of 2004 relative to the comparable period in 2003, to a total of $9.2 million. The increase in SG&A is mainly due to the effect of foreign currency exchange fluctuations.

Income from operations for the Terex Mining segment was $2.0 million in the first quarter of 2004, or 2.9% of sales, a decrease of $2.6 million from $4.6 million in the comparable period in 2003. This reduction in operating income was a result of lower sales volumes due to the uncertainty about the future of the Company's mining business and a change in the mix of products sold in South Africa.

Terex Roadbuilding, Utility Products and Other

                                                    Three Months Ended March 31,
                                          -------------------------------------------------
                                                   2004                       2003
                                          -----------------------     ---------------------
                                                         % of                       % of                   % Change In
                                                         Sales                     Sales               Reported Amounts
                                                       ----------                 ---------      -------------------------
                                                      ($ amounts in millions)
Net Sales                                $      217.4                 $    158.1                                    37.5%
Gross Profit                                     30.1      13.8%            19.7     12.5%                          52.8%
SG&A                                             24.9      11.5%            18.3     11.6%                          36.1%
Income from Operations                            5.2       2.4%             1.4      0.9%                         271.4%

Total net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2004 were $217.4 million, an increase of $59.3 million when compared to the same period in 2003. The acquisition of Tatra on August 28, 2003 increased sales in the first quarter of 2004 by approximately $44 million when compared to the same period a year ago. Sales increased relative to the first quarter of 2003 in all other businesses reported in the segment. Sales of roadbuilding products increased marginally over the comparable period in 2003, primarily as a result of increased demand for asphalt paving products.

Gross profit for the three months ended March 31, 2004 totaled $30.1 million, an increase of $10.4 million when compared to the same period in 2003. The majority of the increase is due to the acquisition of Tatra, which was partially offset by costs incurred by the ATC business. The Company acquired a majority interest in ATC as a result of its acquisition of Tatra. Gross profit realized in the Utility Products business fell relative to the first quarter of 2003, in part as a result of increases in raw material prices as well as a result of investments made to implement manufacturing process improvements. Gross profit improved in the Roadbuilding businesses as a result of cost reductions implemented during 2003 and increased parts sales. During the first quarter of 2003, the Company recorded a $1.5 million charge related to the closure of its EarthKing Internet subsidiary.

SG&A costs for the segment for the three months ended March 31, 2004 totaled $24.9 million, an increase of $6.6 million when compared to the same period in 2003. The majority of the increase was due to the acquisition of Tatra and ATC.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2004 was $5.2 million, compared to $1.4 million for the same period in 2003.

Net Interest Expense

During the three months ended March 31, 2004, the Company's net interest expense decreased $2.7 million to $21.5 million from $24.2 million for the prior year period. The decrease was due to the overall decrease in debt during the first quarter of 2004 as compared to the same period in 2003 and lower interest rates.

Other Income (Expense) - Net

Other income (expense) - net for the three months ended March 31, 2004 was an expense of $2.4 million as compared to income of $0.3 million for the prior year period. During the three months ended March 31, 2003, the Company recorded income of $2.4 million related to a favorable court judgment on appeal as the defendant in a patent infringement case. This income was partially offset by a loss of $0.8 million related to its Internet e-commerce investments.

Income Taxes

During the three months ended March 31, 2004, the Company recognized income tax expense of $7.4 million on income before income taxes of $24.4 million, an effective rate of 30%, as compared to income tax expense of $4.6 million on income before income taxes of $16.6 million, an effective rate of 28%, in the prior year period. The effective tax rate for the first quarter of 2004 differs from the prior period primarily due to changes in assumptions in foreign valuation allowances, the mix of income by jurisdiction, and the impact of statutory reviews concluded in the first quarter of 2004.

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

The Company believes that the following are among its most significant accounting polices which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a complete listing of the Company's accounting policies.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At March 31, 2004, reserves for excess and obsolete inventory totaled $59.6 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At March 31, 2004, reserves for potentially uncollectible accounts receivable totaled $40.1 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment as of March 31, 2004. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of March 31, 2004, the Company's maximum exposure to such credit guarantees was $311.4 million. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at March 31, 2004 was $36.4 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2004, the Company's maximum exposure pursuant to buyback guarantees was $49.1 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

Goodwill & Acquired Intangible Assets - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. Acquired intangible assets generally include trade names, technology and customer relationships and are amortized over their estimated useful lives. The Company is required annually to review the value of its recorded goodwill and intangible assets to determine if either is potentially impaired. The initial recognition of intangible assets, as well as the annual review of the carrying value of goodwill and intangible assets, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the Company's weighted average cost of capital. The cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets, as well as the overall expected value of a given business.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.00% to 6.50% for international plans at March 31, 2004. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.00% for U. S. plans and 5.50% to 6.00% for international plans at March 31, 2004. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 4.00% for U.S. plans and 2.75% to 4.00% for international plans at March 31, 2004. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At March 31, 2004, the Company had deferred tax assets of $292.8 million, net of valuation allowances. The income tax expense was $7.4 million for the three months ended March 31, 2004. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

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

A significant portion of the Company's deferred tax assets are comprised of net operating loss ("NOL") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated NOLs of $332.0 million as of December 31, 2003. During the fourth quarter of 2003, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

     o The acquisitions of Genie and Terex Advance Mixer in 2002 add significantly to the Company's U.S. based income generation. In addition, the Company had begun to see an increase in demand for Genie products in the United States relative to 2002.
     o The Company continues to reduce its long-term debt through the generation of operating cash flow, thereby reducing interest expense in the United States relative to prior periods.
     o The Company has undergone significant restructuring in the United States to address market conditions in its North American crane business as well as its Roadbuilding businesses. The Company believes that these businesses are now properly sized for current business volumes and that their respective end markets have stabilized.
     o The Company has not yet taken advantage of several tax strategies that would allow it to accelerate the utilization of accumulated NOLs.

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings are sufficient to fully utilize the Company's U.S. deferred tax assets.

In addition to its domestic NOLs, the Company has accumulated $645.8 million of foreign NOLs at December 31, 2003. During the fourth quarter of 2003, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. As of March 31, 2004, the total valuation allowance provided for foreign deferred tax assets was $152.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of funding are cash generated from operations, use of the Company's bank credit facilities and access to capital markets. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. The Company had cash and cash equivalents of $408.0 million at March 31, 2004. In addition, the Company had $225.8 million available for borrowing under its revolving credit facilities at March 31, 2004.

Cash from operations is dependent on the Company's ability to generate net income through the sales of the Company's products and by reducing its investment in working capital. During 2003, the Company's focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company recently initiated a series of programs, collectively known as TIP, aimed at improving operating earnings and net income as a percentage of sales and at reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. During the first quarter of 2004 and 2003, the Company sold, without recourse, accounts receivable approximating 23% and 25% of its first quarter revenue in 2004 and 2003, respectively, to provide additional liquidity. The Company is reducing inventory requirements by sharing, throughout the Company, many of the lean manufacturing processes that Genie has successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company's working capital requirements.

The Company's ability to generate cash from operations is subject to the following factors:

     o A substantial number of the Company's customers fund their purchases through third party finance companies. Finance companies extend credit to customers based on the credit worthiness of the customers and the expected residual value of the Company's equipment. Changes in either the customers' credit rating or in used equipment values may impact the ability of customers to purchase equipment.
     o As the Company's sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The TIP initiatives described above are intended to reduce the relative increase in working capital.
     o As described above, the Company insures and sells a portion of its accounts receivable to third party finance companies. Changes in customers' credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company may impact the Company's cash flow from operations.
     o The Company purchases material and services from its suppliers on terms extended based on the Company's overall credit rating. Changes in the Company's credit rating may impact suppliers' willingness to extend terms and increase the cash requirements of the business.
     o Sales of the Company's products are subject to general economic conditions, weather, competition and foreign currency fluctuations, and other such factors that in many cases are outside the Company's direct control. For example, during periods of economic uncertainty, many of the Company's customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

The Company's sales are seasonal, with more than half of the Company's sales being generated in the first two quarters of a calendar year. This seasonality is a result of the needs of the Company's customers to have new equipment available for the spring, summer and fall construction season. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. For example, during the first quarter of 2004, the Company used $64.4 million of cash for operations.

To help fund this seasonal cash pattern, the Company maintains a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. The Company maintains a bank credit facility that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that is available through July 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility, of which the Company has utilized $210 million of additional term borrowings. During 2003, the Company prepaid $200 million principal amount of its bank term loans. The Company's ability to borrow under its existing bank credit facilities is subject to the Company's ability to comply with a number of covenants. The Company's bank credit facilities include covenants that require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive through the third quarter of 2005. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than a default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt. In the event of a default, these borrowings would become payable on demand.

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company's future compliance with its covenants will depend on its ability to generate earnings, cash flow from working capital reductions, other asset sales and cost reductions from its restructuring programs. The interest rates charged are subject to adjustment based on the Company's consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.41% at March 31, 2004.

During 2003, the Company changed its debt profile by using cash generated from operations to reduce its debt, extending the maturities of its term debt and thereby reducing the rate of interest on its debt. On June 30, 2003, the Company redeemed $50 million of its 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). On November 25, 2003, the Company sold and issued $300 million of its 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes") using the proceeds plus $119 million of available cash to prepay the remaining $200 million outstanding principal amount of its 8-7/8% Notes and $200 million plus accrued interest of its bank term loans.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this balance will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

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

Cash From Operations
--------------------

Cash flow from operations for the three months ended March 31, 2004 was a net use of $64.4 million. Approximately $89 million of cash was used for working capital purposes in preparation for the second quarter selling season. The Company defines working capital as the sum of accounts receivable and inventory less accounts payable. Cash flow from operations decreased by $179.3 million in the first quarter of 2004 when compared to the same period in 2003. During the first quarter of 2003, the Company generated $90.2 million from the reduction of working capital. A significant portion of the working capital reduction in the first quarter of 2003 was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

Cash used in investing activities in the first quarter of 2004 was $9.2 million, $5.3 million less than cash used in investing activities in the first quarter of 2003. The reduction in cash usage is a direct result of the lower number and size of acquisitions completed in the first quarter of 2004 when compared to the same period in 2003.

Cash provided by financing activities was $14.7 million in the first quarter of 2004, compared to cash used in financing activities in the first quarter of 2003 of $35.6 million. During the first quarter of 2004, the Company generated $4.1 million from the exercise of stock options and $14.0 from net borrowings under its revolving line of credit. In the first quarter of 2003, the Company utilized cash from operations to reduce its debt by approximately $24 million.

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

As of March 31, 2004, the Company's maximum exposure to such credit guarantees was $311.4 million, including total credit guarantees issued by Demag and Genie of $207.0 million and $55.5 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees under sales-type leases was $36.4 million at March 31, 2004. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2004, the Company's maximum exposure pursuant to buyback guarantees was $49.1 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

Variable Interest Entities

In April 2001, Genie entered into a joint venture arrangement with a European financial institution, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. ("GFSH"). GFSH was established to facilitate the financing of Genie's products sold in Europe. Genie contributed $4.7 in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 million and $0.6 million, respectively, in cash to GFSH.

On January 1, 2004, the Company and its joint venture partner revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to Terex Financial Services Holding B.V. ("TFSH"), Genie's ownership interest in TFSH was reduced to forty percent (40%), and Genie transferred this interest to another Company subsidiary. In addition, the scope of TFSH's operations was broadened, as it was granted the right to facilitate the financing of all of the Company's products sold in Europe.

As of March 31, 2004, TFSH had total assets of $160.8 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $144.5 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage.

As defined by FASB Interpretation No. 46 ("FIN 46R"), TFSH is a Variable Interest Entity ("VIE"). For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company will not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

Sale-Leaseback Transactions

The Company's rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At March 31, 2004, the historical cost of equipment being leased back from the financing companies was approximately $100 million and the minimum lease payment for the remainder of 2004 will be approximately $14 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2004, the Company had foreign exchange contracts with a notional value of $174.6 million.

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

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 2.45% to 4.50% over the London Interbank Offer Rate ("LIBOR"). At March 31, 2004, the floating rates ranged between 3.61% and 5.59%.

All derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (the "FASB") issued FIN 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company is required to adopt the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of March 31, 2004, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company has adopted the provisions of FIN 46R on March 31, 2004. The application of FIN 46R has not had a material impact on the Company's consolidated financial position or results of operations.

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

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's financial position or results of operations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ------------------------------------------------------------------

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2004, the Company had foreign currency contracts with a notional value of $174.6 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $9.4 million at March 31, 2004.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. Prime Rate and LIBOR. The Company uses interest rate swaps to manage its interest rate risk. At March 31, 2004, approximately 50% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.4%.

At March 31, 2004, the Company had approximately $100 million of interest rate swaps fixing interest rates at 6.51% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $5 million at March 31, 2004.

At March 31, 2004, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 3.61% and 5.59% at March 31, 2004. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $11.7 million.

At March 31, 2004, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at March 31, 2004 would have increased interest expense by approximately $1 million in the three months ended March 31, 2004.

Commodities Risk

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted by extreme movements in material pricing and from availability of these materials. For example, steel prices have increased and steel availability has decreased in response to higher demand caused from a recovering end-market and higher consumption of emerging market countries, such as China. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. The Company actively manages its material supply sourcing and prices, and may employ various methods to limit risk associated with commodity pricing and availability.

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q pursuant to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer.

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

In connection with their audit of the Company's financial statements for the fiscal year ended December 31, 2003, PricewaterhouseCoopers LLP ("PwC"), the Company's independent auditors, did not report any material weaknesses related to the Company's internal controls. PwC did, however, advise management and the Audit Committee of the Board of Directors of two conditions with respect to the Company's design or operations of internal controls that needed improvement.

The first condition identified by PwC related to the Company's process for collecting, reconciling and analyzing information to support the valuation of its foreign deferred tax assets and liabilities. In addition, PwC identified a need to enhance the process used to estimate future taxable income, as this information is used in determining the appropriateness of valuation allowances. The second condition related to accounting controls at a Cranes segment location, as well as the associated monitoring controls used by the Cranes segment's management team.

As a result, the Company has implemented changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended March 31, 2004, to enhance its internal control over financial reporting in these areas.

To address the tax matters, during the first quarter of 2004, the Company enhanced certain processes used to determine future taxable income by statutory entity, related to the calculation of valuation allowances, and reserves related to specific statutory issues. To address the conditions identified in the Cranes segment, during the first quarter of 2004, the Company increased corporate oversight within the Cranes segment. The Company has also launched a process to increase the level of supervision and review within the accounting function of the Cranes segment.

PART II OTHER INFORMATION
        -----------------

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


Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of Equity
        ------------------------------------------------------------------------
        Securities
        --------

Not applicable.


Item 3. Defaults Upon Senior Securities
        -------------------------------

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders
         --------------------------------------------------
Not applicable.


Item 5. Other Information
        -----------------

Recent Developments
-------------------

On April 16, 2004, the Company commenced an offer to exchange up to $300 million aggregate principal amount of its new 7-3/8% Senior Subordinated Notes due 2014, which have been registered under the Securities Act of 1933, for a like amount of its outstanding 7-3/8% Senior Subordinated Notes due 2014, which the Company issued on November 25, 2003 in a private offering. The exchange offer will expire at 5:00 p.m., New York City time, on May 17, 2004, unless extended by the Company.

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

               (b)  Reports on Form 8-K:

               During the quarter ended March 31, 2004, the Company filed or furnished the following Current Reports on Form 8-K:

               - A report on Form 8-K was filed on January 23, 2004, announcing that Rick Nichols was named to the position of President of Terex Material Processing and Mining.

               -    A  report  on Form  8-K  was  filed  on  February  4,  2004, announcing the intention of the Company to make presentations at a number of conferences and the departure of Thys de Beer from the Company.

               - A report on Form 8-K was filed on February 9, 2004, announcing a conference call to be held to review the Company's year-end 2003 financial results and 2004 outlook.

               - A report on Form 8-K was filed on February 18, 2004, announcing the intention of the Company to amend its financial statements for the first three quarters of 2003 to revise the accounting for its deferred compensation plan.

               - A report on Form 8-K was furnished on February 18, 2004, providing the Company's press release reviewing the Company's financial results for the year-ended December 31, 2003 and its 2004 outlook.

               - A report on Form 8-K/A was furnished on February 19, 2004, providing corrected information with respect to the Company's financial results for the year-ended December 31, 2003.

               - A report on Form 8-K was filed on February 26, 2004, announcing the Company's hosting of a meeting with analysts on February 26, 2004.

               - A report on Form 8-K was filed on March 1, 2004, announcing that a transcript of the February 26, 2004 meeting with analysts was posted on the Company's website.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TEREX CORPORATION
                                                 (Registrant)


Date:  May 7, 2004                        /s/ Phillip C. Widman
                                              Phillip C. Widman
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


Date:  May 7, 2004                        /s/ Mark T. Cohen
                                              Mark T. Cohen
                                              Vice President and Controller
                                              (Principal Accounting Officer)

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

4.5 Fourth Supplemental Indenture, dated as of November 25, 2003, among Terex Corporation, the Subsidiary Guarantors named therein and The Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of March 29, 2001) (incorporated by reference to Exhibit 4.5 to the Form 10-K for the year ended December 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

4.9 Third Supplemental Indenture, dated as of November 25, 2003, among Terex Corporation, the Subsidiary Guarantors named therein and The Bank of New York (as successor to United States Trust Company of New York), as Trustee (to Indenture dated as of December 17, 2001) (incorporated by reference to Exhibit 4.9 to the Form 10-K for the year ended December 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

10.3 Terex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003 of Terex Corporation, Commission File No. 1-10702).

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

10.10    Terex Corporation 2004 Annual Incentive Compensation Plan.*

10.11 Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

10.12 Incremental Term Loan Assumption Agreement, dated as of September 13, 2002, relating to the Amended and Restated Credit Agreement dated as of July 3, 2002, among Terex Corporation, certain of its subsidiaries, the lenders party thereto and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

10.13 Amendment No. 1 and Agreement, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.12 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

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

10.18 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse First Boston, as Mortgagee (incorporated by reference to
         Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

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

10.22 Second Amendment to Agreement and Plan of Merger, dated as of April 14, 2004, by and among Terex Corporation, Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships.*

10.23    Purchase  Agreement,  dated  as  of  November  10,  2003,  among  Terex
         Corporation and the Initial Purchasers, as defined therein Agent (incorporated by reference to Exhibit 10.22 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.24 Registration Rights Agreement, dated as of November 25, 2003, among Terex Corporation and the Initial Purchasers, as defined therein (incorporated by reference to Exhibit 10.23 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.25 Second Amended and Restated Employment and Compensation Agreement, dated as of January 1, 2002, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.34 to the Form 10-K for the year ended December 31, 2001 of Terex Corporation, Commission File No. 1-10702).

10.26 Form of Amended and Restated Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.27 Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.28 Retirement Agreement dated as of November 13, 2003 between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
         10.29 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.29 Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Fiver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.30 Termination, Severance, General Release and Waiver Agreement between Terex Corporation and Matthys de Beer dated as of February 1, 2004 (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 1, 2004 and filed with the Commission on February 4, 2004).

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