Form 10-Q
period 2004-06-30
TEREX CORP
filed 2004-08-06
CIK 97216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________


                                 F O R M 10 - Q
                                 --------------


  (Mark One)

     |X|         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004
                  --------------------------------------------

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
                                YES X    NO
                                   ----    ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b -2).
                                YES X    NO
                                   ----    ----

Number of outstanding shares of common stock: 49.4 million as of August 4, 2004.


The Exhibit Index begins on page 61.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2004 (the "Guarantors") of the Company's $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note R to the Company's June 30, 2004 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                  State or other
                                 jurisdiction of
                                 incorporation or            I.R.S. employer
Guarantor                          organization           identification number
---------                        -----------------        ---------------------
Amida Industries, Inc.            South Carolina                57-0531390
Benford America, Inc.                Delaware                   76-0522879
BL-Pegson USA, Inc.                 Connecticut                 31-1629830
Cedarapids, Inc.                       Iowa                     42-0332910
CMI Dakota Company                 South Dakota                 46-0440642
CMI Terex Corporation                Oklahoma                   73-0519810
CMIOIL Corporation                   Oklahoma                   73-1125438
EarthKing, Inc.                      Delaware                   06-1572433
Finlay Hydrascreen USA, Inc.        New Jersey                  22-2776883
Fuchs Terex, Inc.                    Delaware                   06-1570294
Genie Access Services, Inc.         Washington                  91-2073567
Genie China, Inc.                   Washington                  91-1973009
Genie Financial Services, Inc.      Washington                  91-1712115
Genie Holdings, Inc.                Washington                  91-1666966
Genie Industries, Inc.              Washington                  91-0815489
Genie International, Inc.           Washington                  91-1975116
Genie Manufacturing, Inc.           Washington                  91-1499412
GFS Commercial LLC                  Washington                      n/a
GFS National, Inc.                  Washington                  91-1959375
Go Credit Corporation               Washington                  91-1563427
Koehring Cranes, Inc.                Delaware                   06-1423888
Lease Servicing & Funding Corp.     Washington                  91-1808180
O & K Orenstein & Koppel, Inc.       Delaware                   58-2084520
Payhauler Corp.                      Illinois                   36-3195008
Powerscreen Holdings USA Inc.        Delaware                   61-1265609
Powerscreen International LLC        Delaware                   61-1340898
Powerscreen North America Inc.       Delaware                   61-1340891
Powerscreen USA, LLC                 Kentucky                   31-1515625
PPM Cranes, Inc.                     Delaware                   39-1611683
Product Support, Inc.                Oklahoma                   73-1488926
Royer Industries, Inc.             Pennsylvania                 24-0708630
Schaeff Incorporated                   Iowa                     42-1097891
Spinnaker Insurance Company           Vermont                   03-0372517
Standard Havens, Inc.                Delaware                   43-0913249
Standard Havens Products, Inc.       Delaware                   43-1435208
Terex Advance Mixer, Inc.            Delaware                   06-1444818
Terex Bartell, Inc.                  Delaware                   34-1325948
Terex Cranes, Inc.                   Delaware                   06-1513089
Terex Financial Services, Inc.       Delaware                   45-0497096
Terex Mining Equipment, Inc.         Delaware                   06-1503634
Terex Utilities, Inc.                Delaware                   04-3711918
Terex Utilities South, Inc.          Delaware                   74-3075523
Terex-RO Corporation                  Kansas                    44-0565380
Terex-Telelect, Inc.                 Delaware                   41-1603748
The American Crane Corporation    North Carolina                56-1570091
Utility Equipment, Inc.               Oregon                    93-0557703

                                                                                                                Page No.
PART I     FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements
                       TEREX CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Statement of Operations --
                  Three months and six months ended June 30, 2004 and 2003............................................3
              Condensed Consolidated Balance Sheet - June 30, 2004 and December 31, 2003..............................4
              Condensed Consolidated Statement of Cash Flows --
                  Six months ended June 30, 2004 and 2003.............................................................5
              Notes to Condensed Consolidated Financial Statements - June 30, 2004....................................6
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................32
   Item 3  Quantitative and Qualitative Disclosures About Market Risk................................................54
   Item 4  Controls and Procedures...................................................................................55

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings.........................................................................................56
   Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..........................56
   Item 3  Defaults Upon Senior Securities...........................................................................56
   Item 4  Submission of Matters to a Vote of Security Holders.......................................................57
   Item 5  Other Information.........................................................................................58
   Item 6  Exhibits and Reports on Form 8-K..........................................................................59

SIGNATURES...........................................................................................................60

EXHIBIT INDEX........................................................................................................61

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                         For the Three Months            For the Six Months
                                                                            Ended June 30,                 Ended June 30,
                                                                     ------------------------------  ----------------------------
                                                                           2004            2003          2004            2003
                                                                     --------------  --------------  ------------  --------------

 Net sales...........................................................$    1,336.4    $    1,048.8    $  2,380.2    $     1,976.5
 Cost of goods sold..................................................     1,141.4           932.1       2,024.9          1,730.1
                                                                     --------------  --------------  ------------  --------------
     Gross profit....................................................       195.0           116.7         355.3            246.4
 Selling, general and administrative expenses........................      (119.2)         (100.9)       (231.2)          (190.1)
 Goodwill impairment.................................................       ---             (51.3)        ---              (51.3)
                                                                     --------------  --------------  ------------  --------------
       Income (loss) from operations.................................        75.8           (35.5)        124.1              5.0
 Other income (expense):
      Interest income................................................         1.4             2.1           2.4              3.8
      Interest expense...............................................       (23.4)          (26.6)        (45.9)           (52.5)
      Other income (expense) - net...................................        19.8            (4.9)         17.4             (4.6)
                                                                     --------------  --------------  ------------  --------------
      Income before income taxes.....................................        73.6           (64.9)         98.0            (48.3)
 (Provision for) benefit from income taxes...........................       (14.5)           13.1         (21.9)             8.5
                                                                     --------------  --------------  ------------  --------------

 Net income (loss) ..................................................$       59.1    $      (51.8)   $     76.1    $       (39.8)
                                                                     ==============  ==============  ============  ==============

 Per common share:
     Basic...........................................................$        1.20   $       (1.09)  $      1.55   $        (0.84)
                                                                     ==============  ==============  ============  ==============

     Diluted.........................................................$        1.17   $       (1.09)  $      1.50   $        (0.84)
                                                                     ==============  ==============  ============  ==============

 Weighted average number of shares outstanding in per share
      calculation:
         Basic.......................................................        49.3            47.6          49.1             47.4
         Diluted.....................................................        50.7            47.6          50.6             47.4

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)

                                                                                              June 30,         December 31,
                                                                                                2004               2003
                                                                                          ------------------ -----------------
Assets
    Current assets
         Cash and cash equivalents........................................................ $         454.5   $         467.5
         Trade receivables (net of allowance of $36.2 at June 30, 2004
           and $38.2 at December 31, 2003)................................................           660.9             540.2
         Inventories......................................................................         1,075.9           1,009.7
         Deferred taxes...................................................................            55.4              53.9
         Other current assets.............................................................           124.3             122.7
                                                                                           ----------------- -----------------
             Total current assets.........................................................         2,371.0           2,194.0
    Long-term assets
         Property, plant and equipment....................................................           354.2             370.1
         Goodwill.........................................................................           615.9             603.5
         Deferred taxes...................................................................           227.2             238.9
         Other assets.....................................................................           298.2             317.3
                                                                                           ----------------- -----------------

    Total assets.......................................................................... $       3,866.5   $       3,723.8
                                                                                           ================= =================

Liabilities and Stockholders' Equity
    Current liabilities
         Notes payable and current portion of long-term debt.............................. $          75.7   $          86.8
         Trade accounts payable...........................................................           776.7             608.6
         Accrued compensation and benefits................................................           100.8              94.5
         Accrued warranties and product liability.........................................            84.6              88.5
         Other current liabilities........................................................           284.1             281.0
                                                                                           ----------------- -----------------
             Total current liabilities....................................................         1,321.9           1,159.4
    Non-current liabilities
         Long-term debt, less current portion.............................................         1,187.1           1,274.8
         Other............................................................................           425.5             412.9

    Commitments and contingencies

    Stockholders' equity
         Common stock, $.01 par value - authorized 150.0 shares; issued 50.5 and 50.0
           shares at June 30, 2004 and December 31, 2003, respectively....................             0.5               0.5
         Additional paid-in capital.......................................................           802.9             795.1
         Retained earnings................................................................           118.0              41.9
         Accumulated other comprehensive income ..........................................            29.3              57.0
         Less cost of shares of common stock in treasury - 1.2 shares at June 30, 2004
           and December 31, 2003..........................................................           (18.7)            (17.8)
                                                                                           ----------------- -----------------
             Total stockholders' equity...................................................           932.0             876.7
                                                                                           ----------------- -----------------

    Total liabilities and stockholders' equity............................................ $       3,866.5   $       3,723.8
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

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                    --------------------------
                                                                                        2004         2003
                                                                                    --------------------------
 Operating Activities
    Net income (loss).............................................................  $      76.1    $    (39.8)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation.............................................................         29.1          27.5
         Amortization.............................................................          8.0           5.9
         Impairment charges and asset write downs.................................        ---            72.5
         Loss on retirement of debt...............................................          1.5           1.4
         Gain on sale of fixed assets.............................................        (19.0)         (2.9)
         Changes in operating assets and liabilities (net of effects of acquisitions):
           Trade receivables......................................................       (125.5)          3.4
           Inventories............................................................        (78.7)         82.8
           Trade accounts payable.................................................        174.1          42.0
           Other, net.............................................................          4.3          (9.1)
                                                                                    -------------- -----------
              Net cash provided by operating activities...........................         69.9         183.7
                                                                                    -------------- -----------


 Investing Activities
    Acquisition of businesses, net of cash acquired...............................         (1.1)         (8.7)
    Capital expenditures..........................................................        (15.7)        (14.1)
    Proceeds from sale of assets..................................................         24.0           3.5
                                                                                    -------------- -----------
              Net cash provided by (used in) investing activities.................          7.2         (19.3)
                                                                                    -------------- -----------


 Financing Activities
    Principal repayments of long-term debt........................................        (75.0)        (53.0)
    Proceeds from stock options exercised.........................................          5.5           0.7
    Net borrowings (repayments) under revolving line of credit agreements.........         (2.2)        (36.5)
    Payment of premium on early retirement of debt................................        ---            (2.2)
    Other, net....................................................................        (15.1)        (16.4)
                                                                                    -------------- -----------
              Net cash used in financing activities...............................        (86.8)       (107.4)
                                                                                    -------------- -----------
 Effect of Exchange Rate Changes on Cash and Cash Equivalents.....................         (3.3)         11.2
                                                                                    -------------- -----------


 Net Increase (Decrease) in Cash and Cash Equivalents.............................        (13.0)         68.2

 Cash and Cash Equivalents at Beginning of Period.................................        467.5         352.2
                                                                                    -------------- -----------

 Cash and Cash Equivalents at End of Period.......................................  $     454.5    $    420.4
                                                                                    ============== ===========

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A -- BASIS OF PRESENTATION

Basis  of  Presentation.   The  accompanying  unaudited  condensed  consolidated
financial statements of Terex Corporation and subsidiaries as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair presentation of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Cash and cash equivalents at June 30, 2004 and December 31, 2003 include $2.0 and $10.9, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The results for prior periods have been reclassified to conform to the current periods' presentation. The Terex Mining segment is included as a continuing operation.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company adopted the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of June 30, 2004, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company has adopted the provisions of FIN 46R effective March 31, 2004. The adoption of FIN 46R has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force (the "EITF") released EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

During April 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No. 133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows

Accrued Warranties. The Company records accruals for potential warranty claims based on the Company's claim experience. The Company's products are typically sold with a standard warranty covering defects that arise during a fixed period of time. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces. The length of warranty is generally a fixed period of time, a fixed number of operating hours, or both.

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

The following table summarizes the changes in the consolidated product warranty liability:

                                                                Six Months Ended
                                                                  June 30, 2004
                                                              ------------------
   Balance at beginning of period.............................$       68.4
   Accruals for warranties issued during the period............       36.0
   Changes in estimates........................................       (1.9)
   Settlements during the period...............................      (36.6)
   Foreign exchange effect.....................................       (1.2)
                                                              ------------------
   Balance at end of period...................................$       64.7
                                                              ==================

Stock-Based Compensation. At June 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                 For the Three Months          For the Six Months
                                                                    Ended June 30,               Ended June 30,
                                                             ---------------------------  ----------------------------
                                                                  2004           2003           2004          2003
                                                             ------------ --------------  ------------- --------------
 Reported net income (loss) ..............................   $  59.1       $   (51.8)      $   76.1         (39.8)

 Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all
  awards, net of related income tax effects...............      (1.2)          (1.0)           (2.5)         (2.1)
                                                             ------------ --------------  ------------- --------------
 Pro forma net income (loss)  ............................   $  57.9       $   (52.8)      $   73.6         (41.9)
                                                             ============ ==============  ============= ==============

 Per common share:
  Basic:
     Reported net income (loss)  .........................   $   1.20      $    (1.09)      $   1.55         (0.84)
                                                             ============ ==============  ============= ==============
     Pro forma net income (loss)  ........................   $   1.17      $    (1.11)      $   1.50         (0.88)
                                                             ============ ==============  ============= ==============
  Diluted:
     Reported net income (loss)  .........................   $   1.17      $    (1.09)      $   1.50         (0.84)
                                                             ============ ==============  ============= ==============
     Pro forma net income (loss)  ........................   $   1.14      $    (1.11)      $   1.45         (0.88)
                                                             ============ ==============  ============= ==============

The fair value for these  options was  estimated  at the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:


                                                                 For the Three Months            For the Six Months
                                                                    Ended June 30,                 Ended June 30,
                                                             ---------------------------  --------------------------------
                                                                  2004           2003            2004             2003
                                                             ------------ --------------  --------------   ---------------
          Dividend yields.................................      0.0%           0.0%            0.0%             0.0%

          Expected volatility.............................     51.10%         52.16%          51.10%           52.16%

          Risk-free interest rates........................      4.04%          4.59%           4.04%            4.59%

          Expected life (in years)........................     10.0           10.0            10.0              9.7

          Aggregate fair value of options granted..........  $  1.1        $   0.1         $   7.1           $  4.6

          Weighted average fair value at date of grant
          for options granted.............................   $ 21.39      $   12.22       $   22.42          $  7.61

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

NOTE B - ACQUISITIONS AND DIVESTITURES

Acquisitions
------------
On February 14, 2003, the Company completed the acquisition of Commercial Body Corporation ("Commercial Body"). Commercial Body, headquartered in San Antonio, Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 600 thousand shares of Common Stock and paid $3.7 cash. In addition, the Company may be required to pay cash or issue additional shares of Common Stock (at the Company's option) if, on the second anniversary of the Commercial Body acquisition, the Common Stock is not trading on the New York Stock Exchange at a price at least 50% higher than it was at the time of the acquisition, up to a maximum number of shares of Common Stock having a value of $3.4. At the time of Terex's acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. ("Combatel"). The remaining 50% of Combatel was owned by Terex and prior to the Commercial Body acquisition had been accounted for under the equity method of accounting. During the second quarter of 2003, Commercial Body and Combatel merged to form Terex Utilities South, Inc. ("Utilities South"). Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment. The operating results of Commercial Body and Combatel are included in the Company's consolidated results of operations since February 14, 2003, its date of acquisition.

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

The  Company  owns an  approximately  67%  interest in  American  Truck  Company
("ATC"). ATC is located in the United States and manufactures heavy-duty off-road trucks for military and severe duty commercial applications. The Company and Tatra each owned approximately a one-third interest in ATC at August 28, 2003. As a result of the Company's August 28, 2003 acquisition of additional ownership of Tatra, the results of ATC also have been included in the Company's consolidated financials statements since August 28, 2003. Prior to this date the Company accounted for its investment in ATC under the equity method of accounting. The Company subsequently acquired Tatra's interest in ATC on June 14, 2004 for approximately $1.4, which was used to repay certain indebtedness of Tatra to the Company.

The Company is in the process of completing certain valuations, appraisals and other studies for purposes of determining the respective fair values of tangible and intangible assets and liabilities used in the allocation of purchase consideration for the acquisition of Tatra. The Company does not anticipate that the final results of these valuations will have a material impact on its financial position, results of operations or cash flows.

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

Divestitures
------------
During the second quarter of 2004, the Company sold certain legacy parts businesses for $2.5 in cash and promissory notes, as the Company's strategy is to focus on supporting core Terex products. These legacy parts businesses were included in the Terex Cranes and Terex Mining segments prior to their sale. In addition, the Company entered into a 10 year non-compete agreement with the purchaser of these businesses for a $0.8 promissory note.

In 2002, the Company acquired an interest in Crane & Machinery, Inc. ("C&M"), which distributed, rented and serviced crane products, including those products manufactured by the Company. During 2002, the Company acquired from an
unaffiliated   financial   institution   outstanding  loans  in  the  amount  of
approximately $5.9 owed by C&M to that financial institution, and C&M was obligated to make payments to the Company pursuant to the terms of such loans. The results of C&M were consolidated in the Company's financial results from December 31, 2002 through November 10, 2003. On November 10, 2003, the Company sold its interest in C&M, and obtained a third party guarantee of the loans payable by C&M to the Company, as well as a pledge of the assets of C&M as security for the payment of such loans. As a result, the Company ceased to consolidate C&M's results as of November 10, 2003. In addition, on November 10, 2003, the Company sold substantially all of the assets of its Schaeff Incorporated subsidiary (a manufacturer of forklifts) to C&M, in consideration of C&M assuming approximately $3.1 of Schaeff Incorporated's indebtedness to the Company, with such indebtedness secured by the guarantee and pledge described above. The results of Schaeff Incorporated and C&M were included in the Terex Cranes segment prior to the November 10, 2003 transactions.

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

An analysis of changes in the Company's goodwill by business segment is as follows:


                                                                                                    Terex
                                                                   Terex                         Roadbuilding,
                                                                   Aerial                          Utility
                                       Terex          Terex         Work             Terex       Products and
                                   Construction       Cranes      Platforms          Mining          Other             Total
                                  ---------------- ------------ ---------------  ------------- ----------------- --------------
Balance at December 31, 2003..... $      328.4     $     89.7   $       50.0    $        ---   $      135.4     $       603.5

Acquisitions.....................        ---            ---              8.5             ---            6.4              14.9
Foreign exchange effect..........         (1.9)          (0.7)         ---               ---            0.1              (2.5)
                                  ---------------- ------------ --------------- -------------  ----------------- ---------------
Balance at June 30, 2004......... $      326.5     $     89.0   $       58.5    $        ---   $      141.9     $       615.9
                                  ================ ============ =============== =============  ================= ===============

In April 2004 the Company made an $8.5 cash payment to the previous owners of Genie Holdings, Inc. and its affiliates ("Genie"). The payment was related to a contingent deferred purchase price adjustment, and was based on the collection of certain trade receivables which were outstanding on the acquisition date. Genie is included in the Terex Aerial Work Platforms segment.

The goodwill recognized for the acquisitions of Tatra, CEL and Asplundh Canada as of June 30, 2004 is not final as the Company has not yet completed its valuations of the acquired tangible and intangible assets.

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At June 30, 2004, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at June 30, 2004 was a loss of $1.1, which is recorded in other non-current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months and six months ended June 30, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At June 30, 2004, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at June 30, 2004 was a loss of $4.1, which is recorded in other non-current liabilities. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains are being amortized over the original maturity and, netted against the market value of the swap agreements held at June 30, 2004, are offset by a $0.5 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts, that mature within 15 months, to manage its exposure to changing currency exchange rates. At June 30, 2004, the Company had $270.8 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before September 30, 2005. The fair market value of these swaps at June 30, 2004 was a gain of $7.2. At June 30, 2004, $261.8 notional amount of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. For these cash flow hedges, during the three months and six months ended June 30, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At June 30, 2004, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as a net asset of $6.1 and 4.1, respectively.

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:


                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                        -------------------------- -------------------------
                                             2004         2003         2004          2003
                                        ------------  ------------ ------------ ------------
Balance at beginning of period.......... $     2.7    $     0.8    $      6.5   $       2.1
Additional gains (losses)...............       5.8         (1.3)          5.3          (3.8)
Amounts reclassified to earnings........      (4.1)        (3.3)         (7.4)         (2.1)
                                        ------------  ------------ ------------ ------------
Balance at end of period................ $     4.4    $    (3.8)   $      4.4   $      (3.8)
                                        ============  ============ ============ ============

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

2004 Programs

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loenigen, Germany, of which $2.2 has been recorded in cost of goods sold and $0.5 has been recorded in selling, general and administrative expenses. The Company implemented this restructuring because it had concluded that it is more cost-effective to outsource the activities that have been performed at the Loenigen facility. The closure of this facility will reduce employment by approximately 40 employees and is expected to be completed by September 30, 2004. As of June 30, 2004, 28 employees have ceased working for the Company. The cash impact of the program will be approximately $2, excluding any proceeds that may be received from the sale of the facility. The results of Atlas Terex are reported in the Terex Construction segment. The Loenigen closure is expected to generate annual cost savings of approximately $1.2 when fully implemented.

Also in the second quarter of 2004, the Company recorded a charge of $4.3 in cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company's decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility, which is expected to be completed by September 30, 2004. The cash impact of the program will be approximately $1.7, excluding any proceeds that may be received from the sale of the facility. The Hamilton facility closing is expected to reduce annual operating expenses by approximately $5 when fully implemented.

In addition, during the second quarter of 2004, the Company established a restructuring program, recorded in cost of goods sold, to move its pump manufacturing business from its B.L. Pegson facility in Coalville, England to another Terex Construction segment component manufacturing facility in Scotland. The non-cash charge to cost of goods sold was $0.3. The Company anticipates it will complete the relocation of this manufacturing line by September 30, 2004 in order to free needed capacity at the B.L. Pegson facility for crushing equipment production.

In the second quarter of 2004, the Company created a restructuring program to reduce the number of installation facilities in its Terex Utilities South business unit from four facilities to three facilities. Headcount related to this program was reduced by 20 employees. The Company recorded a $0.3 charge to cost of goods sold related to this program. This charge consists of $0.2 cash and a $0.1 non-cash component. This program is expected to be completed during the third quarter of 2004. Terex Utilities South is part of the Terex Roadbuilding, Utility Products and Other Segment.

2003 Programs

In the first quarter of 2003, the Company recorded a charge of $0.7 related to restructuring at its CMI Terex facility in Oklahoma City, Oklahoma. Due to the continued poor performance in the Roadbuilding business, the Company reduced employment by approximately 146 employees at its CMI Terex facility. As of June 30, 2003, the program was substantially complete and all employees had ceased working for the Company. CMI Terex is included in the Terex Roadbuilding, Utility Products and Other segment.

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

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company's decision to consolidate its German tower crane manufacturing into its German Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of the restructuring, the Company has accrued for a headcount reduction of 65 employees. As of June 30, 2004, all of the employees had ceased employment with the Company and the program was completed. Terex Peiner is included in the Terex Cranes segment. The Terex Peiner closing is expected to reduce annual operating costs by $3.4.

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

     o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provided pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, was part of the Company's Construction segment and was not core to the Company's overall strategy. The Company recorded a charge of $5.4, of which $1.2 was for severance, $2.5 for the write down of inventory, and $1.2 for facility closing costs. The remaining $0.5 relates to the repayment of a local government work grant. The business had faced declining demand over the past few years and was not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.
     o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company has consolidated several compact equipment production facilities into a single location in Coventry, England. The Company moved the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation has reduced total employment by 269 and was substantially complete as of September 30, 2003.
     o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Mining and Construction segments. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company expects to complete this project during 2004.
     o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business had been negatively impacted by reduced demand from large rental customers who are undergoing financial difficulties. This has resulted in reduced demand and deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program reduced employment by 47 and was complete at September 30, 2003.
     o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and an additional $0.8 in 2003. This program was completed as of June 30, 2004.

During the first quarter of 2004, the Company recorded an additional $2.7 of charges in cost of goods sold related to programs begun in 2003 and 2002. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in the six months ended June 30, 2004 that related to productivity and business rationalization:


                                             Employee
                                           Termination        Asset        Facility
                                              Costs         Disposals     Exit Costs        Other           Total
                                        ---------------  ------------  -------------   ---------------  --------------
       Accrued restructuring charges
         at December 31, 2003.......... $        0.1     $    ---      $       1.4     $        1.3     $     2.8
       Restructuring charges...........          3.9            4.6            1.0            ---             9.5
       Cash expenditures...............        ---            ---             (0.8)            (0.3)         (1.1)
       Non-cash write-offs.............        ---             (4.6)         ---              ---            (4.6)
                                        ---------------  ------------  -------------   ---------------  --------------
       Accrued   restructuring  charges
         at June 30, 2004.............. $        4.0     $    ---      $       1.6     $        1.0     $     6.6
                                        ===============  ============  =============   ===============  ==============

In the aggregate, the restructuring charges described above incurred during the six months ended June 30, 2004 and 2003 were included in cost of goods sold ($8.2 and $11.4) and selling, general and administrative expenses ($1.3 and $1.4), respectively.

Demag and Genie Acquisition Related Projects

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisitions of Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") and Genie in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002, but which were not completed prior to January 1, 2003, related to the acquisition of Demag consist of:

     o The elimination of certain PPM branded 3, 4 and 5 axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau were reduced. As of June 30, 2003, 102 employees had ceased employment with the Company. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products. This program was completed during the second quarter of 2003.
     o The closure of the Company's existing crane distribution center in Germany. Prior to the acquisition of Demag, the Company distributed mobile cranes under the PPM brand from a facility in Dortmund, Germany. The acquisition of Demag provided an opportunity to consolidate distribution and reduce the overall cost to serve customers in Germany. The Company recorded a charge of $2.5, of which $0.7 was for severance, $1.2 was for inventory write-downs, and $0.6 for lease termination costs. Eleven employees were terminated as a result of these actions. As of June 30, 2003, all of the employees had ceased employment with the Company. The Company expects this program to be completed during 2004.

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

During the three months ended March 31, 2004 and June 30, 2004, the Company recorded an additional $0.8 and $0.2, respectively, of charges related to programs begun in 2002. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in the six months ended June 30, 2004 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      Employee
                                     Termination         Asset       Facility
                                        Costs         Disposals    Exit Costs        Other            Total
                                    --------------   ------------  ------------  ---------------  -------------
Accrued restructuring charges at
  December 31, 2003...............  $     1.0        $   ---       $    0.6      $     ---        $      1.6
Restructuring charges.............      ---                0.8        ---              ---               0.8
Cash expenditures.................       (0.5)           ---           (0.6)           ---              (1.1)
Non-cash write-offs...............      ---               (0.8)       ---              ---              (0.8)
                                    --------------   ------------  ------------  ---------------  -------------
Accrued restructuring charges at
   June 30, 2004..................  $     0.5        $   ---       $  ---        $     ---        $      0.5
                                    ==============   ============  ============  ===============  =============

In the aggregate, the restructuring charges described above incurred during the six months ended June 30, 2004 and 2003 were included in cost of goods sold ($0.8 and $0).

NOTE F -- INVENTORIES

Inventories consist of the following:

                                             June 30,        December 31,
                                               2004              2003
                                         -----------------  ---------------
Finished equipment......................  $      352.8      $      365.7
Replacement parts.......................         255.3             251.3
Work-in-process.........................         236.6             187.4
Raw materials and supplies..............         231.2             205.3
                                          ----------------  ---------------

Inventories.............................  $    1,075.9          $1,009.7
                                          ================  ===============

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                            June 30,        December 31,
                                              2004              2003
                                          ---------------- ----------------
Property..................................$       51.3     $        51.9
Plant.....................................       231.7             233.4
Equipment.................................       256.4             249.9
                                          ---------------- ----------------
                                                 539.4             535.2
Less:  Accumulated depreciation...........      (185.2)           (165.1)
                                          ---------------- ----------------
Net property, plant and equipment.........$      354.2     $       370.1
                                          ================ ================

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

On January 1, 2004, the Company and its joint venture partner revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to Terex Financial Services Holding B.V. ("TFSH"), Genie's ownership interest in TFSH was reduced to forty percent (40%) in exchange for consideration of $1.2 from the joint venture partner, and Genie transferred its interest to another Company subsidiary. In addition, the scope of TFSH's operations was broadened, as it was granted the right to facilitate the financing of all of the Company's products sold in Europe.

As of June 30, 2004, TFSH had total assets of $170.7, consisting primarily of financing receivables and lease related equipment, and total liabilities of $154.3, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TFSH, in June 2004 the Company contributed an additional $1.9 in cash to TFSH.

As defined by FIN 46R, TFSH is a VIE. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

NOTE I -- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $109 at June 30, 2004 and is included in "Other Assets" on the Company's Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $15.9 at June 30, 2004. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at June 30, 2004, representing a contingent liability under the limited recourse provisions.

During 2003, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $35.6 credit risk and a $41.5 residual value risk at June 30, 2004.

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

NOTE K-- EARNINGS PER SHARE

                                                                           Three Months Ended June 30,
                                                                        (in millions, except per share data)
                                                      --------------------------------------------------------------------------
                                                           2004                                  2003
                                                      -------------------------------------- -----------------------------------
                                                          Income       Shares     Per-Share     Income      Shares    Per-Share
                                                          (Loss)                   Amount       (Loss)                  Amount
                                                      ------------- ------------ ----------- ----------- ----------- -----------
       Basic earnings per share
          Net income (loss)...........................$      59.1        49.3    $   1.20    $   (51.8)       47.6   $   (1.09)

       Effect of dilutive securities:
          Stock options...............................      ---           1.4                    ---         ---
          Shares held by deferred compensation plan...      ---         ---                      ---         ---
          Contingently issuable shares for
             acquisitions.............................      ---         ---                      ---         ---
                                                      ------------- ------------             ----------- -----------
       Net income (loss)..............................$      59.1        50.7    $   1.17    $   (51.8)       47.6   $   (1.09)
                                                      ============= ============ =========== =========== =========== ===========




                                                                             Six Months Ended June 30,
                                                                        (in millions, except per share data)
                                                      --------------------------------------------------------------------------
                                                           2004                                  2003
                                                      -------------------------------------- -----------------------------------
                                                          Income       Shares     Per-Share     Income      Shares    Per-Share
                                                          (Loss)                   Amount       (Loss)                  Amount
                                                      ------------- ------------ ----------- ----------- ----------- -----------
       Basic earnings per share
          Net income (loss)...........................$      76.1        49.1    $     1.55  $   (39.8)       47.4   $   (0.84)

       Effect of dilutive securities:
          Stock Options...............................      ---           1.5                    ---         ---
          Shares held by deferred compensation plan...      ---         ---                      ---         ---
          Contingently issuable shares for
             acquisitions.............................      ---         ---                      ---         ---
                                                      ------------- ------------             ----------- -----------
       Net income (loss)..............................$      76.1        50.6    $     1.50  $   (39.8)       47.4   $   (0.84)
                                                      ============= ============ =========== =========== =========== ===========

Had the Company recognized income (versus a loss) from continuing operations before cumulative effect of change in accounting principle in the three months ended June 30, 2003, diluted shares outstanding would have increased by 0.8 million for the assumed exercise of stock options, 0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.5 million for the Company's contingent obligation to make additional payments for the acquisition of Genie. For the six months ended June 30, 2003, diluted shares outstanding would have increased by 0.7 million for the assumed exercise of stock options, 0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.6 million for the Company's contingent obligation to make additional payments for the acquisition of Genie.

Options to purchase 245 thousand, 1,017 thousand, 230 thousand and 1,593 thousand shares of Common Stock were outstanding during the three months and six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and in Note B - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 226 thousand and 499 thousand shares for the three months and six months ended June 30, 2003, respectively, are not included in the computation of diluted earnings per share. At June 30, 2004, due to the market price of the Company's Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months and six months ended June 30, 2004.

NOTE L - INCOME TAXES

The effective tax rate for the three months and six months ended June 30, 2004 was 19.7% and 22.3%, respectively, as compared to an effective rate of approximately 28% for the twelve months ended December 31, 2003. The effective tax rate for the three months and six months ended June 30, 2004 is lower than the prior year's effective tax rate due to the strong financial performance of the Company's Fermec business, where recent performance indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released. The financial impact of this item was recognized in the second quarter, resulting in a three month and six month tax rate that is significantly lower than the full year's tax rate in 2003.

The  effective  tax rate for the three and six months  ended  June 30,  2003 was
20.2% and 17.6%, respectively, as compared to the effective rate of approximately 28% for the year ended December 31, 2003. The lower effective tax rate during the first two quarters of 2003 was due to a goodwill impairment related to the Company's roadbuilding reporting unit recorded during the second quarter of 2003. This goodwill impairment charge was only partially deductible for income tax purposes.

NOTE M - EARLY EXTINGUISHMENT OF DEBT

During the second quarter of 2004, the Company prepaid $75.0 of term debt under its bank credit facility and recorded a related non-cash charge of $1.5. The non-cash charge related to the write-off of unamortized debt acquisition costs. During the second quarter of 2003, the Company redeemed $50.0 aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008 and recognized a non-cash charge of $1.9. The charge was comprised of the payment of an early redemption premium ($2.2), the write off of unamortized original issuance discount ($1.6) and the write off of unamortized debt acquisition costs ($0.2), which were partially offset by the recognition of deferred gains related to previously closed fair value interest rate swaps on this debt ($2.1).

NOTE N - STOCKHOLDERS' EQUITY

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


                                              For the Three Months       For the Six Months
                                                 Ended June 30,            Ended June 30,
                                            ------------------------- --------------------------
                                               2004         2003         2004          2003
                                            ------------ ------------ ------------  ------------
   Net income (loss) .......................$     59.1   $    (51.8)   $    76.1    $    (39.8)
   Other comprehensive income (loss):
        Translation adjustment..............     (13.2)        29.7        (25.6)         39.8
        Derivative hedging adjustment.......       1.7         (4.6)        (2.1)         (5.9)
                                            ------------ ------------ ------------  ------------
   Comprehensive income (loss)..............$     47.6   $    (26.7)   $    48.4    $     (5.9)
                                            ============ ============ ============  ============

As disclosed in "Note B - Acquisitions",  the Company also issued  approximately
0.2 million shares and 0.6 million shares of its Common Stock during the three months ended September 30, 2003 and March 31, 2003 in connection with the acquisitions of Tatra and Commercial Body, respectively. On April 7, 2004, Ronald M. DeFeo, the Company's Chairman, Chief Executive Officer and President, delivered 22,429 shares of Common Stock to the Company in connection with his repayment of a loan made by the Company to Mr. DeFeo on March 2, 2000. The loan was repaid in full by Mr. DeFeo, through this Common Stock payment and additional cash payments, in April 2004.

NOTE O -- LITIGATION AND CONTINGENCIES

In the Company's lines of business numerous suits have been filed alleging damages for accidents that have arisen in the normal course of operations involving the Company's products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers' compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains a liability in the amount of management's estimate of the Company's aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company's financial position.

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company's outstanding letters of credit totaled $93.2 at June 30, 2004. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

In the second quarter of 2004, the Company settled an outstanding litigation matter related to the Company's acquisition of O&K Mining in 1998. In connection with the settlement, the Company recognized a gain of $5.8, which was recorded in "Other income (expense) - net" in the Condensed Consolidated Statement of Operations during the second quarter of 2004.

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

As of June 30, 2004, the Company's maximum exposure to such credit guarantees was $289.5. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases was $41.5 at June 30, 2004. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. These conditions generally pertain to the functionality and state of repair of the machine. Such guarantees are referred to as buyback guarantees. As of June 30, 2004, the Company's maximum exposure to buyback guarantees was $43.4. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

NOTE P -- RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans
-------------

U.S. Plans - As of June 30, 2004, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Other Postemployment Benefits
-----------------------------

The Company has five nonpension postretirement benefit programs. The health care programs are contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations (also known as Koehring Cranes, Inc.) and Terex Corporation. The Company provides post-employment health benefits for certain employees at Cedarapids and Simplicity Engineering. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service. Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4.5. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants.

                                                                      Pension Benefits
                                                 --------------------------------------------------------
                                                       Three Months Ended            Six Months Ended
                                                           June 30,                    June 30,
                                                 ---------------------------- ---------------------------
                                                     2004           2003          2004          2003
                                                 -------------- ------------- ------------- -------------
         Weighted-average assumptions:
            Discount rate........................       6.00%         6.75%        6.00%          6.75%
            Expected return on plan assets.......       8.00%         8.00%        8.00%          8.00%
            Rate of compensation increase........       4.00%         5.00%        4.00%          5.00%

                                                                                              Pension Benefits
                                                                          ---------------------------------------------------------
                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30,                      June 30,
                                                                          ---------------------------   ---------------------------
                                                                              2004           2003           2004          2003
                                                                          -------------- ------------   ------------ --------------
                                  Components of net periodic cost:
                                    Service cost..........................$        0.4   $       0.1    $      0.7   $       0.3
                                    Interest cost.........................         1.7           1.7           3.5           3.5
                                    Expected return on plan assets........        (1.9)         (1.6)         (3.8)         (3.3)
                                    Amortization of prior service cost....         0.2           0.2           0.4           0.3
                                    Recognized actuarial (gain) loss......         0.5           0.6           1.1           1.2
                                                                          -------------- ------------   ------------ --------------
                                  Net periodic cost (benefit).............$        0.9   $       1.0    $      1.9   $       2.0
                                                                          ============== ============   ============ ==============

                                                                                               Other Benefits
                                                                          ---------------------------------------------------------
                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30,                      June 30,
                                                                          ---------------------------   ---------------------------
                                                                              2004           2003           2004          2003
                                                                          -------------- ------------   ------------ --------------
                         Weighted-average assumptions:
                            Discount rate........................                  6.00%         6.75%         6.00%         6.75%
                            Expected return on plan assets.......                ---           ---           ---           ---
                            Rate of compensation increase........                ---           ---           ---           ---

                                                                                              Other Benefits
                                                                          ---------------------------------------------------------
                                                                              Three Months Ended             Six Months Ended
                                                                                   June 30,                       June 30,
                                                                          ---------------------------   ---------------------------
                                                                              2004           2003           2004          2003
                                                                          -------------- ------------   ------------ --------------
                                  Components of net periodic cost:
                                    Service cost.........................$        0.1    $       0.1    $      0.1   $       0.1
                                    Interest cost.........................        0.2            0.1           0.4           0.3
                                    Amortization of prior service cost....      ---              0.1         ---             0.1
                                    Amortization of transition obligation.      ---              0.1           0.1           0.2
                                    Recognized actuarial (gain) loss......        0.2          ---             0.3           0.1
                                                                          -------------- ------------   ------------ --------------
                                  Net periodic cost (benefit)............$        0.5    $       0.4    $      0.9   $       0.8
                                                                          ============== ============   ============ ==============

The Company plans to contribute approximately $3 to its U.S. defined benefit pension plans in 2004. During the three months and six months ended June 30, 2004, the Company contributed $1.6 and $1.8, respectively, to its U.S. defined benefit pension plans.

International Plans - The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans.

                                                                                         Pension Benefits
                                                                --------------------------------------------------------------------
                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                ---------------------------------- ---------------------------------
                                                                     2004            2003             2004               2003
                                                                ---------------- ----------------- -------------- ------------------
                         Weighted-average assumptions:
                            Discount rate......................  5.50%-6.00%       5.75%-6.00%      5.50%-6.00%        5.75%-6.00%
                            Expected return on plan assets.....  2.00%-6.50%       2.00%-7.00%      2.00%-6.50%        2.00%-7.00%
                            Rate of compensation increase......  2.75%-4.00%       3.75%-4.25%      2.75%-4.00%        3.75%-4.25%



                                                                                         Pension Benefits
                                                               ---------------------------------------------------------------------
                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                               ---------------------------------------------------------------------
                                                                     2004            2003             2004               2003
                                                               ----------------- ----------------- -------------- ------------------
                         Components of net periodic cost:
                            Service cost....................... $     1.0        $     1.0         $      2.0     $       1.9
                            Interest cost......................       3.0              2.8                6.1             5.5
                            Expected return on plan assets.....      (1.1)            (1.0)              (2.2)           (1.9)
                            Recognized actuarial (gain) loss...       0.1              0.2                0.2             0.4
                                                               ----------------- ----------------- -------------- ------------------
                         Net periodic cost (benefit)........... $     3.0         $    3.0         $      6.1     $       5.9
                                                               ================= ================= ============== ==================

The Company plans to contribute approximately $12 to its international defined benefit pension plans in 2004. During the three months and six months ended June 30, 2004, the Company contributed $2.5 and $6.0, respectively, to its international defined benefit pension plans.

NOTE Q -- BUSINESS SEGMENT INFORMATION

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

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Peiner, PPM and RO-Stinger.

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

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military applications. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name of Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company, and TFSH to assist in the acquisition of the Company's products.

The results of businesses acquired during 2003 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and six months ended June 30, 2004 and 2003. Business segment information is presented below:


                                                           For the Three Months           For the Six Months
                                                              Ended June 30,                Ended June 30,
                                                       -----------------------------------------------------------
                                                             2004           2003           2004           2003
                                                       -------------- -------------- ------------- ---------------
Sales
  Terex Construction.................................  $     475.0    $     382.7    $     864.7   $       700.9
  Terex Cranes.......................................        276.9          273.0          486.1           510.9
  Terex Aerial Work Platforms........................        238.0          167.8          406.0           315.9
   Terex Mining......................................         99.5           75.0          169.4           155.0
  Terex Roadbuilding, Utility Products and Other ....        267.7          169.3          485.1           327.4
  Eliminations/Corporate.............................        (20.7)         (19.0)         (31.1)          (32.7)
                                                       -------------- -------------- ------------- ---------------
    Total............................................  $   1,336.4    $   1,048.8    $   2,380.2   $     1,976.5
                                                       ============== ============== ============= ===============

Income (Loss) from Operations
  Terex Construction.................................  $      22.4    $      19.0    $      38.6   $        33.2
  Terex Cranes.......................................         10.6            1.5           17.0             8.3
  Terex Aerial Work Platforms........................         33.1           21.4           53.9            37.2
  Terex Mining.......................................          6.6            4.0            8.6             8.6
  Terex Roadbuilding, Utility Products and Other.....          6.3          (77.3)          11.5           (75.9)
  Eliminations/Corporate.............................         (3.2)          (4.1)          (5.5)           (6.4)
                                                       -------------- -------------- ------------- ---------------
    Total............................................  $      75.8    $     (35.5)   $     124.1   $         5.0
                                                       ============== ============== ============= ===============


                                                              June 30,         December 31,
                                                               2004                2003
                                                       ------------------- -----------------
Identifiable Assets
  Terex Construction.................................. $    1,497.7        $   1,394.1
  Terex Cranes........................................        890.1              890.4
  Terex Aerial Work Platforms.........................        473.8              456.4
  Terex Mining........................................        461.4              443.0
  Terex Roadbuilding, Utility Products and Other......        718.2              641.2
  Corporate...........................................      2,008.4            1,971.7
  Eliminations........................................     (2,183.1)          (2,073.0)
                                                       ------------------- -----------------
    Total............................................. $    3,866.5        $   3,723.8
                                                       =================== =================


NOTE R -- CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"). As of June 30, 2004, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, EarthKing, Inc., Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS Commercial LLC, GFS National, Inc., Go Credit Corporation, Koehring Cranes, Inc., Lease Servicing & Funding Corp., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Product Support, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Bartell, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional.

No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

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

Non-guarantor Subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

Debt and goodwill allocated to subsidiaries is presented on an accounting "push-down" basis.

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- --------------
Net sales............................... $     104.8   $     486.6   $     788.3   $    (43.3)    $   1,336.4
  Cost of goods sold....................        95.7         422.9         666.1        (43.3)        1,141.4
                                         ------------- ------------- ------------- -------------- --------------
Gross profit............................         9.1          63.7         122.2        ---             195.0
  Selling, general & administrative
   expenses.............................        (7.2)        (39.8)        (72.2)       ---            (119.2)
                                         ------------- ------------- ------------- -------------- --------------
Income (loss) from operations...........         1.9          23.9          50.0        ---              75.8
  Interest income.......................         0.3          (0.2)          1.3        ---               1.4
  Interest expense......................       (11.0)         (0.9)        (11.5)       ---             (23.4)
  Income (loss) from equity investees...        72.4         ---           ---          (72.4)          ---
  Other income (expense) - net..........         4.5           0.1          15.2        ---              19.8
                                         ------------- ------------- ------------- -------------- --------------
Income (loss) before income taxes ......        68.1          22.9          55.0        (72.4)           73.6
 Benefit from (provision for) income
  taxes.................................        (9.0)         (0.2)         (5.3)       ---             (14.5)
                                         ------------- ------------- ------------- -------------- --------------
Net income (loss)....................... $      59.1   $      22.7   $      49.7   $    (72.4)    $      59.1
                                         ============= ============= ============= ============== ==============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Net sales............................... $      82.8   $     365.3   $    655.1    $    (54.4)   $   1,048.8
   Cost of goods sold...................        74.4         343.6        568.5         (54.4)         932.1
                                         ------------- ------------- ------------- ------------- -------------
Gross profit............................         8.4          21.7         86.6         ---            116.7
   Selling, general & administrative
     expenses...........................       (13.2)        (32.1)       (55.6)        ---           (100.9)
   Goodwill impairment..................       ---           (51.3)       ---           ---            (51.3)
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (4.8)        (61.7)        31.0         ---            (35.5)
  Interest income.......................         0.2           2.2         (0.3)        ---              2.1
  Interest expense......................        (7.8)         (7.2)       (11.6)        ---            (26.6)
  Income (loss) from equity investees...       (53.3)        ---          ---            53.3          ---
  Other income (expense) - net..........        (3.6)         (0.1)        (1.2)        ---             (4.9)
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes ......       (69.3)        (66.8)        17.9          53.3          (64.9)
 (Provision for) benefit from income
   taxes................................        17.5          (0.4)        (4.0)        ---             13.1
                                         ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     (51.8)  $     (67.2)  $     13.9    $     53.3    $     (51.8)
                                         ============= ============= ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- -------------- -------------
Net sales............................... $     181.4   $     867.5   $   1,430.0   $    (98.7)    $   2,380.2
  Cost of goods sold....................       165.3         751.6       1,206.7        (98.7)        2,024.9
                                         ------------- ------------- ------------- -------------- -------------
Gross profit............................        16.1         115.9         223.3        ---             355.3
  Selling, general & administrative
   expenses.............................       (14.9)        (72.9)       (143.4)       ---            (231.2)
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) from operations...........         1.2          43.0          79.9        ---             124.1
  Interest income.......................         0.5          (0.7)          2.6        ---               2.4
  Interest expense......................        (9.2)        (13.8)        (22.9)       ---             (45.9)
  Income (loss) from equity investees...        88.2         ---           ---          (88.2)          ---
  Other income (expense) - net..........         5.6          (0.7)         12.5        ---              17.4
                                         ------------- ------------- ------------- -------------- -------------
Income (loss) before income taxes ......        86.3          27.8          72.1        (88.2)           98.0
 Benefit from (provision for) income
   taxes................................       (10.2)         (0.6)        (11.1)       ---             (21.9)
                                         ------------- ------------- ------------- -------------- -------------
Net income (loss)....................... $      76.1   $      27.2   $      61.0   $    (88.2)    $      76.1
                                         ============= ============= ============= ============== =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003
(in millions)

                                                         Wholly-         Non-
                                            Terex         owned       guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Net sales............................... $     147.1   $     707.4   $  1,223.4    $   (101.4)   $   1,976.5
   Cost of goods sold...................       135.3         640.1      1,056.1        (101.4)       1,730.1
                                         ------------- ------------- ------------- ------------- -------------
Gross profit............................        11.8          67.3        167.3         ---            246.4
   Selling, general & administrative
     expenses...........................       (19.9)        (62.5)      (107.7)        ---           (190.1)
   Goodwill impairment..................       ---           (51.3)       ---           ---            (51.3)
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) from operations...........        (8.1)        (46.5)        59.6         ---              5.0
  Interest income.......................         0.5           2.4          0.9         ---              3.8
  Interest expense......................       (14.6)        (13.7)       (24.2)        ---            (52.5)
  Income (loss) from equity investees...       (35.0)        ---          ---            35.0          ---
  Other income (expense) - net..........        (5.4)         (0.9)         1.7         ---             (4.6)
                                         ------------- ------------- ------------- ------------- -------------
Income (loss) before income taxes ......       (62.6)        (58.7)        38.0          35.0          (48.3)
 (Provision for) benefit from income
   taxes................................        22.8          (3.6)       (10.7)        ---              8.5
                                         ------------- ------------- ------------- ------------- -------------
Net income (loss)....................... $     (39.8)  $     (62.3)  $     27.3    $     35.0    $     (39.8)
                                         ============= ============= ============= ============= =============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2004
 (in millions)


                                                         Wholly-         Non-
                                            Terex         Owned       Guarantor    Intercompany
                                         Corporation    Guarantors   Subsidiaries  Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- -------------
Assets
   Current assets
     Cash and cash equivalents.......... $     111.5   $       2.7   $    340.3    $    ---      $     454.5
     Trade receivables - net............        22.2         189.9        448.8         ---            660.9
     Intercompany receivables...........        20.7         150.0         39.1        (209.8)         ---
     Net inventories....................        69.0         288.7        702.3          15.9        1,075.9
     Other current assets...............        63.7          25.4         90.6         ---            179.7
                                         ------------- ------------- ------------- ------------- -------------
       Total current assets.............       287.1         656.7      1,621.1        (193.9)       2,371.0
   Property, plant & equipment - net....         0.1          93.9        260.2         ---            354.2
   Investment in and advances to
     (from)   subsidiaries..............     1,013.9        (363.1)      (354.7)       (296.1)         ---
   Goodwill - net.......................        (6.4)        231.0        391.3         ---            615.9
   Other assets - net...................       111.9         200.4        213.1         ---            525.4
                                         ------------- ------------- ------------- ------------- -------------

Total assets............................ $   1,406.6   $     818.9   $  2,131.0    $   (490.0)   $   3,866.5
                                         ============= ============= ============= ============= =============

Liabilities and stockholders' equity
   (deficit)
   Current liabilities
     Notes payable and current portion
       of long-term debt................ $       0.1   $      21.9   $     53.7    $    ---      $      75.7
     Trade accounts payable.............        31.0         186.6        559.1         ---            776.7
     Intercompany payables..............        24.8          63.8        121.2        (209.8)         ---
     Accruals and other current
       liabilities......................        64.2          88.4        316.9         ---            469.5
                                         ------------- ------------- ------------- ------------- -------------
       Total current liabilities........       120.1         360.7      1,050.9        (209.8)       1,321.9
   Long-term debt, less current portion.       266.1         342.2        578.8         ---          1,187.1
   Other long-term liabilities..........        88.4         103.5        233.6         ---            425.5
   Stockholders' equity (deficit).......       932.0          12.5        267.7        (280.2)         932.0
                                         ------------- ------------- ------------- ------------- -------------

Total liabilities and stockholders'
   equity (deficit)..................... $   1,406.6   $     818.9   $  2,131.0    $   (490.0)   $   3,866.5
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
                                         ============= =============   ============= ============= =============

 Liabilities and stockholders' equity
    (deficit)
    Current liabilities
      Notes payable and current portion
        of long-term debt................$       0.1   $      35.6     $     51.1    $    ---      $      86.8
      Trade accounts payable.............       31.3         124.2          453.1         ---            608.6
      Intercompany payables..............       20.6          21.3            1.8         (43.7)         ---
      Accruals and other current
        liabilities......................       42.8         101.8          319.4         ---            464.0
                                         ------------- -------------   ------------- ------------- -------------
        Total current liabilities........       94.8         282.9          825.4         (43.7)       1,159.4
    Long-term debt, less current portion.      272.1         404.8          597.9         ---          1,274.8
    Other long-term liabilities..........       78.2          99.1          235.6         ---            412.9
    Stockholders' equity (deficit).......      876.7         (14.7)         181.4        (166.7)         876.7
                                         ------------- -------------   ------------- ------------- -------------

 Total liabilities and stockholders'
    equity (deficit).....................$   1,321.8   $     772.1     $  1,840.3    $   (210.4)   $   3,723.8
                                         ============= =============   ============= ============= =============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004
(in millions)
                                                         Wholly-         Non-
                                            Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations  Consolidated
                                         ------------- ------------- ------------- ------------- --------------
Net cash provided by (used in)
  operating activities.................. $     (42.0)  $      55.9   $      56.0   $    ---       $      69.9
                                         ------------- ------------- ------------- ------------- --------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired.............................        (0.6)         (0.5)        ---          ---              (1.1)
  Capital expenditures..................        (0.1)         (5.2)        (10.4)       ---             (15.7)
  Proceeds from sale of assets..........       ---             1.8          22.2        ---              24.0
                                         ------------- ------------- ------------- ------------- --------------
     Net cash provided by (used in)
     investing activities...............        (0.7)         (3.9)         11.8        ---               7.2
                                         ------------- ------------- ------------- ------------- --------------
Cash flows from financing activities:
  Principal repayments of long-term debt       ---           (39.7)        (35.3)       ---             (75.0)
  Proceeds from stock options exercised.         5.5         ---           ---          ---               5.5
  Net borrowings (repayments) under
   revolving line of credit agreements..       ---           ---            (2.2)       ---              (2.2)
  Other.................................       ---           (12.5)         (2.6)       ---             (15.1)
                                         ------------- ------------- ------------- ------------- --------------
    Net cash provided by (used in)
     financing activities...............         5.5         (52.2)        (40.1)       ---             (86.8)
                                         ------------- ------------- ------------- ------------- --------------
Effect of exchange rates on cash and
  cash equivalents......................       ---           ---            (3.3)       ---              (3.3)
                                         ------------- ------------- ------------- ------------- --------------
Net (decrease) increase in cash and cash
  equivalents...........................       (37.2)         (0.2)         24.4        ---             (13.0)
Cash and cash equivalents, beginning of
  period................................       148.7           2.9         315.9        ---             467.5
                                         ------------- ------------- ------------- ------------- --------------
Cash and cash equivalents, end of period $     111.5   $       2.7   $     340.3   $    ---       $     454.5
                                         ============= ============= ============= ============= ==============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003
(in millions)

                                                         Wholly-         Non-
                                             Terex        owned       guarantor     Intercompany
                                         Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                         ------------- ------------- ------------- -------------- ---------------
 Net cash provided by (used in)
   operating activities.................. $   46.8     $    17.0     $   119.9     $    ---       $     183.7
                                         ------------- ------------- ------------- -------------- ---------------
 Cash flows from investing activities:
   Acquisition of business, net of cash                                                                  (8.7)
   acquired..............................    ---            (8.7)        ---            ---
   Capital expenditures..................     (0.7)         (2.8)        (10.6)         ---             (14.1)
   Proceeds from sale of assets..........    ---             1.6           1.9          ---               3.5
                                         ------------- ------------- ------------- -------------- ---------------
      Net cash provided by (used in)
      investing activities...............     (0.7)         (9.9)         (8.7)         ---             (19.3)
                                         ------------- ------------- ------------- -------------- ---------------
 Cash flows from financing activities:
   Principal repayments of long-term debt    (51.5)         (0.5)         (1.0)         ---             (53.0)
   Proceeds from stock options excercised      0.7         ---           ---            ---               0.7
   Net borrowings (repayments) under
    revolving line of credit agreements..    ---            (2.0)        (34.5)         ---             (36.5)
   Payment on premium on early
    retirement of debt...................     (2.2)        ---           ---            ---              (2.2)
   Other.................................    ---            (3.6)        (12.8)         ---             (16.4)
                                         ------------- ------------- ------------- -------------- ---------------
     Net cash provided by (used in)
      financing activities...............    (53.0)         (6.1)        (48.3)         ---            (107.4)
                                         ------------- ------------- ------------- -------------- ---------------
 Effect of exchange rates on cash and
   cash equivalents......................    ---           ---            11.2          ---              11.2
                                         ------------- ------------- ------------- -------------- ---------------
 Net (decrease) increase in cash and
   cash equivalents......................     (6.9)          1.0          74.1          ---              68.2
 Cash and cash equivalents, beginning of
   period................................    134.0           6.2         212.0          ---             352.2
                                         ------------- ------------- ------------- -------------- ---------------
 Cash and cash equivalents, end of period$   127.1     $     7.2     $   286.1     $    ---       $     420.4
                                         ============= ============= ============= ============== ===============

NOTE S - SUBSEQUENT EVENT

On July 21, 2004, the Company prepaid $50.0 of term debt under its bank credit facility and recorded a non-cash charge of $1.0. The non-cash charge related to the write-off of unamortized debt acquisition costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
------- --------------------------------------------------

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

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the following brand names: Terex, American, Bendini, Comedil, Demag, Franna, Peiner, PPM and RO-Stinger.

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

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers), light construction equipment (including light towers, trowels, power buggies, generators and arrow boards), construction trailers and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military operations. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, Amida, ATC, Bartell, Benford, Bid-Well, Canica, Cedarapids, Cedarapids/Standard Havens, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Jaques, Load King, Morrison, Re-Tech, Royer, Simplicity, Tatra, Terex Power, Terex Recycling and Terex Telelect. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute, install, service and repair the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals brand name. The Company, through Terex Financial Services, Inc. ("TFS"), also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company, and Terex Financial Services Holdings B.V. ("TFSH"), a joint venture of the Company and a European financial institution, to assist in the acquisition of all of the Company's products. On February 14, 2003, the Company acquired Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel"). On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra"), and acquired a controlling interest in American Truck Company

("ATC"). On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

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

In the second quarter of 2004, the Company performed above expectations, despite operational challenges arising from increased steel costs and supplier issues. For the three months and six months ended June 30, 2004, the Company experienced increases in net sales, gross profit and income from operations as compared to the same periods in 2003. Net sales in the second quarter of 2004 grew 27% over the same period in the prior year and 28% over the first quarter of 2004. A large factor in the Company's performance was the improved economic condition in many of the Company's end-markets, which was also reflected in increased backlog in a majority of the Company's business segments. Backlog at June 30, 2004 was approximately $916 million, an increase of approximately $509 million, or 125%, from the level of backlog at June 30, 2003. In addition, business integration measures and cost savings initiatives put in place over the past year are beginning to yield positive results. Tight end-markets in certain of the Company's operations, particularly in the North American crane, Roadbuilding, and Utility Products businesses, and currency moves (particularly weakness of the U.S. dollar relative to the Euro and the British Pound) negatively impacted the Company's financial performance.

Based on the current trends, the Company has taken a more positive view of its expected performance for the remainder of 2004. Continued economic recovery and rising commodity prices lead the Company to be optimistic about the near term performance of its Aerial Work Platforms and Mining businesses, and to anticipate continued improvement from the Construction businesses. The Company still expects challenging end markets for the remainder of 2004 for the North American crane, Roadbuilding and Utility Products businesses. Overall, an economic recovery in the markets served by the Company's businesses would have a beneficial impact on the Company's performance. A significant area of uncertainty for 2004 remains the impact of currency moves, particularly the relative strength of the U.S. dollar.

During 2004, the Company is continuing to focus on cash generation, debt reduction and margin improvement initiatives. The Company recently initiated its Terex Improvement Process ("TIP") program aimed at improving the Company's internal processes and benefiting the Company's customers, investors and employees. As part of the TIP objectives, Terex management will have a particular focus on achieving a number of key objectives including revenue growth, through a combination of expansion into markets not currently served and by increasing market share in existing products, and improving the Company's return on invested capital, through reducing working capital requirements as a percentage of sales and by improving operating margins through reducing the total cost of manufacturing products. As part of the TIP initiative, the Company has numerous projects in process, most being pursued and implemented locally throughout the Company's business units. The Company is focusing on efforts such as the disposal of excess assets, mitigating supplier pressures resulting from improved economic conditions and higher demand, and seeking to leverage volume benefits from suppliers of common components and freight.

Restructuring

During the second quarter of 2004 and in numerous periods prior to 2004, the Company has initiated a variety of restructuring programs in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not had a material negative impact on operating results or the Company's liquidity. These initiatives are intended to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. See Note E - "Restructuring and Other Charges" in the Company's Condensed Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Terex Consolidated

                                                            Three Months Ended June 30,
                                                ----------------------------------------------------
                                                          2004                        2003
                                                -------------------------    -----------------------
                                                               % of                         % of                % Change In
                                                               Sales                        Sales           Reported Amounts
                                                             ------------                -----------     ---------------------
                                                              ($ amounts in millions)
          Net sales                          $    1,336.4                 $   1,048.8                              27.4%
          Gross profit                              195.0       14.6%           116.7       11.1%                  67.1%
          SG&A                                      119.2        8.9%           100.9        9.6%                  18.1%
          Goodwill impairment                       ---        ---               51.3        4.9%                (100.0%)
          Income (loss) from operations              75.8        5.7%           (35.5)      (3.4%)                313.5%

Net sales for the three months ended June 30, 2004 totaled $1,336.4 million, an increase of $287.6 million when compared to the same period in 2003. The impact of a weaker U.S. dollar relative to the British Pound and the Euro increased sales by 4.5% when compared to the second quarter of 2003. The acquisition of a majority interest in Tatra and ATC on August 28, 2003 increased sales by approximately $67 million when compared to the second quarter of 2003. Sales relative to 2003 increased in the Terex Aerial Work Platforms segment as a result of improved economic conditions in the rental equipment market. Sales in the Terex Construction segment improved relative to 2003 as a result of strong demand for its scrap handling equipment, compact construction equipment and mobile crushing and screening equipment. Sales in the Terex Mining segment benefited relative to 2003 from improvements in commodity prices for coal and iron ore. Sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2003 across all product lines. While sales of roadbuilding products have improved over 2003 levels, they remain low relative to historic levels and future improvements are dependent on increased state and federal funding for road projects. Sales in the Terex Cranes segment were relatively unchanged from 2003 levels after adjusting for foreign exchange movements and the sale of the Crane & Machinery, Inc. ("C&M") distribution business and Schaeff Incorporated fork-lift business in the fourth quarter of 2003. During the second quarter of 2004, the Company began to realize the benefits of end market recoveries, the integration of its businesses, cost-savings initiatives put in place over the prior year, and the initial impact of TIP.

Gross profit for the three months ended June 30, 2004 totaled $195.0 million, an increase of $78.3 million when compared to the same period in 2003. Improvements relative to 2003 were realized in all segments of the Company from higher sales volumes, despite an increase in steel costs of approximately $18 million during the second quarter of 2004. The Company continues to design and implement plans to mitigate the impact of any future increases in steel prices, including the use of alternate suppliers, leveraging the Company's overall purchase volumes to obtain favorable costs and increasing the price of the Company's products. Gross profit also benefited from several of the programs initiated as part of TIP and from restructuring initiatives launched during 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of the Schaeff Incorporated and C&M businesses, improved gross profit by approximately $7.5 million when compared to 2003.

During the second quarter of 2004, the Company recorded restructuring and other charges, included in gross profit, of $9.9 million, a reduction of $28.2 million when compared to 2003. Restructuring and other costs incurred in 2003 related primarily to actions taken to align the cost structure of the roadbuilding business to expected market conditions and to consolidate production facilities in the Terex Cranes segment. Restructuring and other costs incurred in 2004 related primarily to a facility consolidation and component sourcing projects in the Terex Construction segment and to the sale of certain of the Company's legacy parts businesses.

Total selling, general and administrative costs ("SG&A") increased for the three months ended June 30, 2004 by $18.3 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately $4 million of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of C&M and Schaeff Incorporated, increased SG&A by approximately $4 million when compared to 2003 levels. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the second quarter of 2004. As a percentage of sales, SG&A fell to 8.9% in the second quarter of 2004 from 9.6% in the second quarter of 2003.

During the second quarter of 2003, the Company recorded a goodwill impairment charge of $51.3 million related to the performance of its roadbuilding business. This charge was the result, in part, of poor market demand for the business' products and is more fully described in the Terex Roadbuilding, Utility Products and Other segment discussion below.

Income from operations increased by $111.3 million for the three months ended June 30, 2004 when compared to the same period in 2003. The Terex Aerial Work Platforms and Terex Construction segments' income from operations improved relative to 2003 as a result of an improving economy in the United States and Europe. Income from operations improved in the Terex Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment grew as a result of increased demand for tower cranes and from cost reduction initiatives in the North American crane business. Income from operations was positively impacted by the acquisition of Tatra and ATC by approximately $2.7 million. Income from operations in the second quarter of 2004 also improved from the prior year due to decreased restructuring and other costs and no impairment charges. Restructuring and other costs in the three months ended June 30, 2004 were lower by $33.4 million when compared to the comparable period in 2003 and totaled $11.5 million in the second quarter. During the second quarter of 2003 a goodwill impairment charge of $51.3 million was recorded as a result of the performance of the roadbuilding business; no such charge was recorded in the second quarter of 2004.

Terex Construction


                                                  Three Months Ended June 30,
                                       ---------------------------------------------------
                                             2004                        2003
                                       ------------------     ----------------------------
                                                   % of                            % of               % Change In
                                                   Sales                          Sales          Reported Amounts
                                               ----------                 ----------------    ----------------------
                                                      ($ amounts in millions)
Net sales                           $   475.0              $      382.7                             24.1%
Gross profit                             62.5     13.2%            53.3       13.9%                 17.3%
SG&A                                     40.1      8.4%            34.3        9.0%                 16.9%
Income (loss) from operations            22.4      4.7%            19.0        5.0%                 17.9%

Net sales in the Terex Construction segment increased by $92.3 million for the three months ended June 30, 2004 when compared to the same period in 2003 and totaled $475.0 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 7% when compared to the second quarter of 2003. Sales improved in the crushing and screening business primarily as a result of higher demand for the Terex Pegson line of crushing equipment and from higher sales of crushing and screening products in the United States. Sales of compact construction equipment improved relative to 2003 as a result of improved economic conditions in the United States and from the focus created by the compact equipment facility consolidation completed in 2003. Sales of heavy construction equipment were driven primarily by improved demand for articulated trucks and Fuchs branded scrap-handling equipment. Sales of Fuchs scrap handling products have benefited from recent increases in the price of steel.

Gross profit increased to $62.5 million for the three months ended June 30, 2004, an increase of $9.2 million when compared to 2003 results for the same period. Gross profit was negatively impacted by recent increases in steel pricing as well as an increase in the value of the British Pound and Euro relative to the U.S. dollar when compared to 2003. The negative impact of currency movements was largest in the articulated truck business, where a higher than average level of sales in the second quarter of 2004 were priced in U.S. dollars. These unfavorable events were offset by the impact of higher sales volumes and favorable parts pricing.

Restructuring and other charges recorded in gross profit during the second quarter of 2004 totaled $8.5 million. During the second quarter of 2004, the Company decided to close its truck-mounted crane manufacturing facility in the United Kingdom and to consolidate truck-mounted crane production into a single facility in Germany. A charge of $4.3 million was recorded to reflect the cost of closing the facility in the United Kingdom. Also during the second quarter of 2004, the Company decided to close a component production facility in Germany and to outsource production of certain fabricated parts supporting the Atlas Terex business in Germany. A charge of $2.2 million was recorded in the second quarter of 2004 as a result of this decision. During the second quarter of 2004, the Company also recorded costs to relocate its pump business from its B.L. Pegson facility in Coalville, England to another facility in Scotland ($0.3 million), to record a pre-acquisition credit guarantee provided on two large hydraulic shovels sold in the United Kingdom ($1.6 million) and $0.1 related to previously announced restructuring programs. Gross profit in the second quarter of 2003 included a charge of $2.1 million, primarily related to the closure of the Kilbeggan crushing and screening facility and relocating its production of this product line to the Dungannon facility.

SG&A costs for the three months ended June 30, 2004 totaled $40.1 million, an increase of $5.8 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro increased SG&A costs by approximately $2 million when compared to the second quarter of 2003. Approximately 74% of the segment's SG&A costs are incurred in either British Pounds or Euro. During the second quarter of 2004, restructuring and other charges of $0.6 million were recorded, primarily as a result of the decision to outsource production at the Atlas Terex German facility.

Income from operations for the three months ended June 30, 2004 totaled $22.4 million, an increase of $3.4 million when compared to $19.0 million for the same period in 2003. Income from operations grew in the heavy equipment and crushing and screening businesses as a result of improved volume, which helped to offset steel price increases. Charges related to restructuring and related costs were $9.1 million in the second quarter of 2004, an increase of $6.9 million when compared to the second quarter of 2003.

Terex Cranes

                                                    Three Months Ended June 30,
                                       -------------------------------------------------------
                                              2004                          2003
                                       --------------------     ------------------------------
                                                     % of                               % of             % Change In
                                                     Sales                              Sales        Reported Amounts
                                                 ----------                       ------------     -------------------
                                                      ($ amounts in millions)
Net sales                          $      276.9                      273.0                                    1.4%
Gross profit                               33.5     12.1%             21.8             8.0%                  53.7%
SG&A                                       22.9      8.3%             20.3             7.4%                  12.8%
Income (loss) from operations              10.6      3.8%              1.5             0.5%                 606.7%

Net sales for the Terex Cranes segment for the three months ended June 30, 2004 increased by $3.9 million and totaled $276.9 million when compared to $273.0 million for the same period in 2003. The effect of a weaker U.S. dollar relative to the Euro positively impacted sales by approximately 5% when compared to 2003. Sales of tower cranes, small all-terrain cranes and stacker products improved, while sales of mobile cranes fell slightly when compared to the second quarter of 2003. Sales for the C&M and Schaeff Incorporated businesses, which were sold in the fourth quarter of 2003, were approximately $5 million in the second quarter of 2003.

Gross profit for the three months ended June 30, 2004 increased by $11.7 million relative to the same period in 2003 and totaled $33.5 million. Gross profit from mobile cranes in the three months ended June 30, 2004 improved slightly over 2003 levels, in part as a result of improved profitability realized in North America. Gross profit also improved as a result of higher sales experienced in the segment's Italian tower crane business and was favorably impacted by lower used cranes sales realized in the second quarter of 2004 when compared to the prior year period. These improvements were partially offset by the impact of steel price increases experienced during 2004.

Included in the second quarter of 2004 gross profit are restructuring and other charges totaling $0.7 million. During the quarter, the Company sold a legacy replacement parts business and recorded a loss of $1.9 million, related to inventory. The Company decided to exit this line of business to focus on supporting core Terex products. Also during the second quarter of 2004, the Company completed the closure and sale of its Cork, Ireland facility. As a result, the Company released to income the remaining restructuring reserve, which totaled $2.1 million. During the second quarter of 2004, the Company completed the consolidation of its Demag business located in Paris, France into its facility in Montceau-les-Mines, France. A charge of $0.5 million was recorded in connection with this consolidation. During the second quarter of 2003, a charge of $6.9 million was recorded, primarily related to the costs associated with consolidating the Peiner tower crane business into the segment's Demag facility in Germany.

SG&A costs for the three months ended June 30, 2004 totaled $22.9 million, an increase of $2.6 million over the same period in 2003. Contributing to the increase was higher spending levels in the tower crane business driven by higher sales volumes and from the effect of the increase in the value of the Euro relative to the U.S. dollar experienced since the second quarter of 2003. During the second quarter of 2004, the Company recorded a restructuring charge of $0.3 million related to the closure of its Demag France facility, as described above. Also during the quarter, the Company recorded costs of $0.7 million related to the Cork facility closure. Total restructuring charges included in SG&A during the second quarter of 2004 increased by $0.5 million when compared to the same period in the prior year. During the second quarter of 2003, the Company recorded a charge of $0.5 million related to the consolidation of its Peiner tower crane operations into the Demag facility.

Income from operations for the three months ended June 30, 2004 totaled $10.6 million compared to $1.5 million for the same period in 2003. Total restructuring charges recorded during the second quarter of 2004 were $1.7 million, a reduction of $5.7 million from a year ago. In addition, operating profit in 2004 benefited from strong demand for the segment's tower cranes and improvements in profitability in its North American based crane business, largely as a result of several actions put in place to address weak market conditions.


Terex Aerial Work Platforms

                                              Three Months Ended June 30,
                                      ------------------------------------------------
                                              2004                       2003
                                      ---------------------     ----------------------
                                                    % of                         % of                 % Change In
                                                   Sales                        Sales             Reported Amounts
                                                -----------                  -----------     ---------------------
                                                     ($ amounts in millions)
Net sales                          $      238.0                $    167.8                                   41.8%
Gross profit                               48.8     20.5%            35.4        21.1%                      37.9%
SG&A                                       15.7      6.6%            14.0         8.3%                      12.1%
Income (loss) from operations              33.1     13.9%            21.4        12.8%                      54.7%

Net sales for the Terex Aerial Work Platforms segment for the three months ended June 30, 2004 were $238.0 million, an increase of $70.2 million when compared to the same period in 2003. Sales increased when compared to the second quarter of 2003 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2003 as rental channel customers continued to buy new equipment to reduce the age of their fleets. Sales of the segment's products also improved in Europe. Sales of material handler products increased when compared to the same period in 2003 as a result of marketing the product as part of the overall Genie offering to these same rental distribution channels.

Gross profit for the three months ended June 30, 2004 was $48.8 million, an increase of $13.4 million when compared to the same period in 2003. Gross profit as a percentage of sales fell slightly as the benefit of increased sales was offset by higher steel prices.

SG&A costs for the three months ended June 30, 2004 were $15.7 million, an increase of $1.7 million from the same period in 2003. The increase was due primarily to higher compensation and related costs arising from higher sales levels, in addition to the decline in the U.S. dollar relative to the British Pound and the Euro, as approximately 21% of the segment's SG&A costs are denominated in those currencies.

Income from operations for the three months ended June 30, 2004 was $33.1 million, an increase of $11.7 million from the same period in 2003. The increase was due to higher sales volumes and improved margins.

Terex Mining

                                                 Three Months Ended June 30,
                                       --------------------------------------------------
                                                2004                       2003
                                       -----------------------     ----------------------
                                                      % of                        % of                      % Change In
                                                      Sales                       Sales                Reported Amounts
                                                   -----------                 ----------      -------------------------
                                                     ($ amounts in millions)
Net sales                          $         99.5               $        75.0                                32.7%
Gross profit                                 17.7       17.8%            12.5      16.7%                     41.6%
SG&A                                         11.1       11.2%             8.5      11.3%                     30.6%
Income (loss) from operations                 6.6        6.6%             4.0       5.3%                     65.0%

Net sales in the Terex Mining segment increased by $24.5 million to $99.5 million in the second quarter of 2004 compared to $75.0 million in the comparable period in 2003. The increase in sales is primarily a result of increased customer activity in the surface mining area, which is due largely to improved prices for commodities including coal and iron ore. Order volumes in the segment increased, with a $55 million order for hydraulic shovels and mining trucks awarded from a single customer in Southeast Asia.

Gross profit increased by $5.2 million in the three months ended June 30, 2004 when compared to the comparable period in 2003 and totaled $17.7 million. Gross profit improved as a result of higher margins earned on the sale of new machines. This gain was partially offset by increased steel costs experienced during the second quarter of 2004 when compared to a year ago. Included in gross profit in 2004 is a loss of $0.4 million related to the sale of the Company's legacy replacement parts business. The Company decided to exit this line of business to focus on supporting core Terex products.

SG&A expense increased by $2.6 million in the second quarter of 2004 relative to the comparable period in 2003, to $11.1 million. The increase in SG&A was mainly due to higher selling costs associated with the 32.7% increase in sales described above.

Income from operations for the Terex Mining segment was $6.6 million in the second quarter of 2004, or 6.6% of sales, an increase of $2.6 million from $4.0 million in the comparable period in 2003. The increase was a result of higher demand for the segment's products resulting from improved commodity pricing relative to 2003.

Terex Roadbuilding, Utility Products and Other

                                                      Three Months Ended June 30,
                                          ----------------------------------------------------
                                                  2004                         2003
                                          ----------------------      ------------------------
                                                          % of                        % of                   % Change In
                                                          Sales                      Sales              Reported Amounts
                                                       ---------                 -------------   -- ---------------------
                                                        ($ amounts in millions)
Net sales                             $       267.7                $     169.3                               58.1%
Gross profit                                   32.7       12.2%           (6.4)       (3.8%)                610.9%
SG&A                                           26.4        9.9%           19.6        11.6%                  34.7%
Goodwill impairment                           ---        ---              51.3        30.3%                (100.0%)
Income (loss) from operations                   6.3        2.4%          (77.3)      (45.7%)                108.2%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2004 were $267.7 million, an increase of $98.4 million when compared to the same period in 2003. The acquisition of Tatra and ATC on August 28, 2003 increased sales in the second quarter of 2004 by approximately $67 million when compared to the same period a year ago. Sales of roadbuilding products increased marginally over the comparable period in 2003, with the growth driven by higher demand for concrete mixers and asphalt pavers. Sales of light towers grew as a result of increased demand from the Middle East.

Gross profit for the three months ended June 30, 2004 totaled $32.7 million, an increase of $39.1 million when compared to the same period in 2003. The acquisition of Tatra and ATC accounted for approximately $7.5 million of the gross profit in the second quarter of 2004. Gross profits generally rose in the second quarter when compared to 2003, despite recent increases in steel costs. Steel is a major material component for many of the products included in this segment and the Company continues to seek ways to mitigate steel cost increases, including the use of alternate suppliers and leveraging the Company's overall purchase volumes to obtain favorable pricing.

Gross profit reported in the second quarter of 2003 included $28.9 million of restructuring and other charges related to activities initiated in response to poor market conditions for the segment's roadbuilding products. Demand for roadbuilding products has been dampened by delays in state and federal funding for road improvement and construction projects. These actions included the exit of certain product-lines as well as inventory write-downs to reflect expected sales volumes. Gross profit reported in the second quarter of 2004 includes a $0.3 million restructuring charge to consolidate production capacity in the Utility Products businesses.

SG&A costs for the segment for the three months ended June 30, 2004 totaled $26.4 million, an increase of $6.8 million when compared to the same period in 2003. The majority of the increase was due to the acquisition of Tatra and ATC and legal costs incurred in the roadbuilding businesses.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. As of that time funding for road projects had remained at historically low levels as federal and state budgets had been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects would not improve significantly in the short term. In addition, the outlook assumed that the Company would continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2004 was $6.3 million, compared to a loss of $77.3 million for the same period in 2003. The improvement reflects the impact of restructuring costs incurred in 2003, the acquisition of Tatra and ATC and improved performance in the roadbuilding businesses. Income from operations declined relative to 2003 in the Utility Products business as a result of increases in steel costs and higher selling and administrative costs.

Net Interest Expense

During the three months ended June 30, 2004, the Company's net interest expense decreased $2.5 million to $22.0 million from $24.5 million for the prior year period. The decline was due to the overall decrease in the Company's level of debt in the second quarter of 2004 as compared to the same period in 2003, offset somewhat by higher average interest rates.

Other Income (Expense) - Net

Other income (expense) - net for the three months ended June 30, 2004 was income of $19.8 million as compared to a net expense of $4.9 million for the prior year period. During the second quarter of 2004, the Company recognized a net gain of $16.6 million on the sale of the former Fermec facility in Manchester, England, its former aerial platform facility in Cork, Ireland, its former tower crane facility in Trier, Germany and its former boom truck facility in Olathe, Kansas. During the quarter, the Company also settled a dispute related to the purchase price paid in connection with the O&K Mining business acquisition. The settlement, in favor of the Company, totaled $5.8 million. The Company also recorded an impairment charge of $1.0 million during the second quarter of 2004 related to its investment in a joint venture in Southeast Asia. The joint venture, which supplies components to the roadbuilding business and also distributes certain of the Company's roadbuilding products in Southeast Asia, had not been performing to expectations and as such, the Company wrote the value of the investment down to reflect actual performance trends. During the second quarter of 2004, the Company recognized a loss of $1.5 million related to the repayment of $75.0 million of term debt under its bank credit facility. The loss related to the write-off of unamortized debt acquisition costs.

During the second quarter of 2003, the Company redeemed $50.0 million aggregate principal of its 8-7/8% Senior Subordinated Notes due 2008 and recognized a loss of $1.9 million. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write off of unamortized original issuance discount ($1.6 million) and the write off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to previously closed fair value interest rate swaps on this debt ($2.1 million). Also, during the three months ended June 30, 2003, the Company recorded an expense of $1.1 million to reduce the carrying cost of its investment in SDC International, Inc. ("SDC") to zero. This write-down reflected the current market value of SDC's stock.

Income Taxes

During the three months ended June 30, 2004, the Company recognized income tax expense of $14.5 million on income before income taxes of $73.6 million, an effective rate of 19.7%, as compared to income tax benefit of $13.1 million on a loss before income taxes of $64.9 million, an effective rate of 20.2%, in the prior year period. The effective tax rate for the three months ended June 30, 2004 was lower than the Company's 2003 full-year effective tax rate of approximately 28% primarily due to the strong financial performance of the Company's Fermec business, where recent performance indicated that the Company was more likely than not to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Terex Consolidated

                                                      Six Months Ended June 30,
                                        ------------------------------------------------------
                                                   2004                         2003
                                        ---------------------------    -----------------------
                                                         % of                         % of                % Change In
                                                         Sales                        Sales          Reported Amounts
                                                       ------------                -----------    ---------------------
                                                       ($ amounts in millions)
Net sales                            $       2,380.2                $  1,976.5                              20.4%
Gross profit                                   355.3      14.9%          246.4        12.5%                 44.2%
SG&A                                           231.2       9.7%          190.1         9.6%                 21.6%
Goodwill impairment                            ---       ---              51.3         2.6%               (100.0%)
Income (loss) from operations                  124.1       5.2%            5.0         0.3%              2,382.0%

Net sales for the six months ended June 30, 2004 totaled $2,380.2 million, an increase of $403.7 million when compared to the same period in 2003. Sales in the Terex Aerial Work Platforms and Terex Construction segments benefited from improving economic conditions in the United States and Europe. Sales of Terex Mining products, while relatively unchanged from 2003 levels through the first six months of 2004, grew significantly in the second quarter of 2004 relative to 2003, reflecting strong commodity prices which have increased mining activity. Sales in the Terex Cranes segment fell relative to 2003 as the volume of used crane sales declined and the sale of new mobile cranes fell relative to 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of the C&M and Schaeff Incorporated businesses, increased sales in the first six months of 2004 by approximately $101 million when compared to the six months ended June 30, 2003. Finally, the impact of a weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 7% when compared to the first six months of 2003.

Gross profit for the six months ended June 30, 2004 totaled $355.3 million, an increase of $108.9 million when compared to the same period in 2003. Gross profit in all segments rose relative to 2003 levels despite the impact of increased steel costs experienced during the first half of 2004. The unfavorable movement in steel costs was offset by increased sales volumes as well as by the benefit of several TIP initiatives. Restructuring and other charges for the first half of 2004 were lower by $33.6 million when compared to 2003 and totaled $9.9 million.

SG&A expenses increased for the six months ended June 30, 2004 by $41.1 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately 30% of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the first half of 2004. The acquisitions of the Tatra and ATC businesses accounted for approximately 20% of the increase in SG&A. During the first half of 2004, restructuring and other costs were $6.3 million lower than in 2003 and totaled $1.6 million.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment. The facts and circumstances associated with this charge, which totaled $51.3 million, are described below in the Terex Roadbuilding, Utility Products and Other segment discussion.

Income from operations increased by $119.1 million for the six months ended June 30, 2004 when compared to the same period in 2003. Operating earnings grew relative to 2003 levels in the Terex Construction and Terex Aerial Work Platforms segments as a result of improved volumes despite increases in steel costs. During 2004, restructuring and other charges included in income from operations fell by $41.2 million and totaled $11.5 million. Also included in income from operations was a $51.3 million charge related to goodwill impairment in the Terex Roadbuilding, Utility Products and Other segment in June 2003.


Terex Construction

                                                    Six Months Ended June 30,
                                       ----------------------------------------------------
                                              2004                         2003
                                       --------------------     ---------------------------
                                                     % of                           % of                % Change In
                                                     Sales                         Sales            Reported Amounts
                                                 ----------                 ---------------     ----------------------
                                                     ($ amounts in millions)
Net sales                          $    864.7                $      700.9                             23.4%
Gross profit                            114.9       13.3%            95.0       13.6%                 20.9%
SG&A                                     76.3        8.8%            61.8        8.8%                 23.5%
Income (loss) from operations            38.6        4.5%            33.2        4.7%                 16.3%

Net sales in the Terex Construction segment increased by $163.8 million for the six months ended June 30, 2004 when compared to the same period in 2003 and totaled $864.7 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 9% when compared to the first half of 2003. Excluding the impact of foreign exchange, sales grew relative to 2003 in the heavy and compact equipment businesses as well as in the crushing and screening businesses. Sales grew marginally over 2003 levels in the heavy equipment business with strong sales as a result of increased steel prices seen in the Fuchs scrap handling equipment business. Sales of articulated trucks improved relative to the same period in 2003 with sales denominated in U.S. dollars increasing relative to total sales when compared to 2003 levels. Sales in the compact equipment business grew relative to 2003 as the business benefited from an improved economy in North America and from the consolidation of several facilities in the United Kingdom into a single facility in Coventry, England. Sales of crushing and screening products increased relative to 2003 in part due to strong demand for Pegson branded crushing equipment.

Gross profit increased to $114.9 million for the six months ended June 30, 2004, an increase of $19.9 million when compared to 2003 results for the same period. Gross profit in 2004 included restructuring and other costs of $8.5 million, an increase of $6.4 million when compared to the same period in 2003. During the first half of 2004, the Company initiated programs to consolidate the Atlas Terex truck-mounted crane production into a single facility in Germany and to outsource certain component manufacturing performed by the Atlas business in Germany. The Terex Construction business also recognized costs related to a pre-acquisition credit guarantee provided on two large hydraulic shovels sold in the United Kingdom. During the first half of 2003, restructuring and other charges totaled $2.1 million and related primarily to the cost of consolidating facilities in the crushing and screening group. The impact of steel cost increases experienced during the first half of 2004 negatively impacted gross profit when compared to 2003. Gross profit fell relative to 2003 in the heavy equipment group in part as a result of the high percentage of U.S. dollar orders received when compared to 2003, as a majority of product cost for articulated trucks is incurred in British Pounds. Gross profit in the compact equipment and crushing and screening segment increased relative to 2003 as the benefit of increased sales volumes offset the impact of increases in the cost of steel.

SG&A costs for the six months  ended June 30, 2004  totaled  $76.3  million,  an increase of $14.5 million when compared to the same period in 2003. Approximately 40% of the increase was due to a weaker U.S. dollar relative to the British Pound and the Euro. Restructuring and other costs included in the first half of 2004 were $0.6 million, an increase of $0.5 million over 2003 and related primarily to component sourcing activities in Germany. The remainder of the increase was due to higher spending levels to support the increase in sales.

Income from operations for the six months ended June 30, 2004 totaled $38.6 million, an increase of $5.4 million when compared to $33.2 million for the same period in 2003. Total restructuring and other costs for the first six months totaled $9.1 million compared to $2.2 million in 2003. Income from operations improved in the compact equipment and crushing and screening businesses relative to 2003 as a result of improved sales volumes. Income from operations fell in the heavy equipment business relative to 2003 as a result of a higher than average mix of U.S. dollar denominated sales.

Terex Cranes

                                                     Six Months Ended June 30,
                                      --------------------------------------------------------
                                              2004                          2003
                                      ---------------------     ------------------------------
                                                      % of                              % of                 % Change In
                                                     Sales                             Sales             Reported Amounts
                                                 ----------                        -----------     -----------------------
                                                      ($ amounts in millions)
Net sales                          $    486.1                     $  510.9                                   (4.9%)
Gross profit                             63.3        13.0%            49.0              9.6%                 29.2%
SG&A                                     46.3         9.5%            40.7              8.0%                 13.8%
Income (loss) from operations            17.0         3.5%             8.3              1.6%                104.8%

Net sales for the Terex Cranes segment for the six months ended June 30, 2004 decreased by $24.8 million and totaled $486.1 million when compared to $510.9 million for the same period in 2003. The sale of Schaeff Incorporated and C&M in the fourth quarter of 2003 reduced sales by $8.9 million when compared to 2003. The impact of a weaker U.S. dollar relative to the British Pound and Euro increased sales by approximately 8% relative to 2003 levels. Sales declined relative to 2003 primarily as a result of lower sales of used cranes and mobile cranes. Order backlog for mobile cranes remained stable despite North American crane market demand that remained relatively unchanged from 2003 levels.

Gross profit for the six months ended June 30, 2004 increased by $14.3 million relative to the same period in 2003 and totaled $63.3 million. The sale of the Schaeff Incorporated and C&M businesses reduced gross profit by $1.5 million in 2004 when compared to the same period in 2003. Gross profit improved in the mobile crane business, in part from higher margins realized on the sale of new machines. Gross profits also improved relative to 2003 in the tower crane business as result of higher sales volumes.

Restructuring and other charges recorded in the first six months of 2004 totaled $0.7 million, a reduction of $8.6 million when compared to 2003. Restructuring and other charges in 2004 relate primarily to a loss on the sale of a
replacement   parts  business,   the   consolidation  of  the  segment's  French
distribution outlets and the completion of several projects initiated in 2002 and 2003. Restructuring and other charges in 2003 included the closure of the segment's German tower crane facility along with a cost related to the fair value of inventory acquired with the acquisition of the Demag mobile crane business.

SG&A costs for the six months ended June 30, 2004 totaled $46.3 million, an increase of $5.6 million over the same period in 2003. The sale of Schaeff Incorporated and C&M reduced SG&A costs in the first six months of 2004 by $1.4 million relative to the first six months of 2003. The impact of a weaker U.S. dollar relative to the Euro increased SG&A costs in 2004 relative to 2003 by $3.5 million, as the majority of the segment's SG&A expense is incurred in Euro. Restructuring and other charges recorded in SG&A in 2004 totaled $1.0 million, an increase of $0.5 million for the same period in 2003. These costs in 2004 relate to the completion of the Cork, Ireland aerials facility closure as well as the consolidation of crane distribution within France.

Income from operations for the six months ended June 30, 2004 totaled $17.0 million, compared to $8.3 million for the same period in 2003. Restructuring and other costs in 2004 were lower by $8.1 million when compared to the same period in 2003 and totaled $1.7 million. Profits in the mobile crane business fell slightly on lower sales volumes in North America. This decline was offset by the increase in profits realized in the tower crane business. The sale of C&M and Schaeff Incorporated had an insignificant impact on 2004 profitability when compared to 2003.

Terex Aerial Work Platforms

                                                        Six Months Ended June 30,
                                            --------------------------------------------------
                                                    2004                        2003
                                            ---------------------      -----------------------
                                                            % of                        % of                    % Change In
                                                           Sales                        Sales              Reported Amounts
                                                       ----------                  -----------     --------------------------
                                                                ($ amounts in millions)
Net sales                             $         406.0               $      315.0                                  28.9%
Gross profit                                     85.5      21.1%            64.9       20.6%                      31.7%
SG&A                                             31.6       7.8%            27.7        8.8%                      14.1%
Income (loss) from operations                    53.9      13.3%            37.2       11.8%                      44.9%

Net sales for the Terex Aerial Work Platforms segment for the six months ended June 30, 2004 were $406.0 million, an increase of $91.0 million when compared to the same period in 2003. Sales increased when compared to the first half of 2003 as a result of stronger demand from the rental channel in the United States and Europe. Rental market demand has increased as rental channel customers are experiencing increased asset utilization as a result of an improved economy and continued to buy new equipment to reduce the age of their fleets. The segment also benefited from increased demand for material handler products.

Gross profit for the Terex Aerial Work Platforms segment for the six months ended June 30, 2004 was $85.5 million, an increase of $20.6 million when compared to the same period in 2003. Gross profit for the first half of 2003 included a $0.8 million charge related to certain fair value adjustments to Genie's inventory values recorded at the time of acquisition; no such charges were included in 2004 results. Steel cost increases experienced in the first half of 2004 negatively impacted gross profit in the segment. Gross profit benefited from the impact of the 29% increase in sales and offset the negative steel price variances.

SG&A costs for the six months ended June 30, 2004 totaled $31.6 million, an increase of $3.9 million from the same period in 2003. The increase was due primarily to higher compensation and related costs arising from higher sales levels, in addition to the decline in the U.S. dollar relative to the British Pound and the Euro, as approximately 21% of the segment's SG&A costs are denominated in those currencies.

Income from operations for the Terex Aerial Work Platforms segment for the six months ended June 30, 2004 was $53.9 million, an increase of $16.7 million from the same period in 2003. Income improved as sales volumes grew in the United States and Europe relative to 2003.

Terex Mining


                                                    Six Months Ended June 30,
                                         ------------------------------------------------
                                                 2004                      2003
                                         ---------------------     ----------------------
                                                        % of                        % of                     % Change In
                                                        Sales                      Sales                Reported Amounts
                                                   -----------                 ----------      --------------------------
                                                           ($ amounts in millions)
Net sales                          $       169.4                $     155.0                                   9.3%
Gross profit                                28.9       17.1%           24.4        15.7%                     18.4%
SG&A                                        20.3       12.0%           15.8        10.2%                     28.5%
Income (loss) from operations                8.6        5.1%            8.6         5.5%                    ---

Net sales in the Terex Mining segment increased by $14.4 million to $169.4 million in the six months ended June 30, 2004 compared to $155.0 million in the comparable period in 2003. Excluding the impact of a stronger Euro relative to the U.S. dollar, sales were essentially unchanged from 2003. Sales in the first quarter of 2004 were approximately $10 million lower than 2003 due to a temporary disruption in order activity created by uncertainty surrounding the attempted sale of the mining truck business. On December 10, 2003, the Company announced that it had terminated its discussions to sell the mining truck business. Sales in the second quarter of 2004 were approximately $25 million higher than in the second quarter of 2003 as a result of higher demand resulting from an increase in commodity pricing. Order activity increased within the segment as a result of the continued strength in commodity pricing.

Gross profit increased by $4.5 million in the six months ended June 30, 2004 when compared to the comparable period in 2003 and totaled $28.9 million. Gross profit increased as a result of a more favorable mix of replacement parts seen in 2004 compared to 2003, with parts making up 59% of sales in 2004 compared to 52% in 2003. Gross profit also benefited from improved selling margins from new hydraulic shovels and mining trucks. Included in gross profit for 2004 is a $0.4 million charge for the loss recognized on the sale of a legacy parts business. The Company decided to exit this line of business to focus on supporting core Terex products. Gross profit was also negatively impacted by steel costs in the first half of 2004 when compared to 2003 pricing levels.

SG&A expense increased by $4.5 million in the six months ended June 30, 2004 relative to the comparable period in 2003, to a total of $20.3 million.
Approximately $1.4 million of the increase was due to the impact of foreign exchange as approximately 82% of the segment's SG&A was incurred in costs other than U.S. dollars.

Income from operations for the Terex Mining segment was $8.6 million in the six months ended June 30, 2004, unchanged from 2003. Improvements in gross profit were offset by higher SG&A costs incurred.

Terex Roadbuilding, Utility Products and Other


                                                     Six Months Ended June 30,
                                        ----------------------------------------------------
                                                 2004                         2003
                                        ------------------------     -----------------------
                                                          % of                        % of                   % Change In
                                                         Sales                        Sales              Reported Amounts
                                                     -----------                ------------      ------------------------
                                                      ($ amounts in millions)
Net sales                            $    485.1                   $     327.4                                    48.2%
Gross profit                               62.8         12.9%            13.3        4.1%                       372.2%
SG&A                                       51.3         10.6%            37.9       11.6%                        35.4%
Goodwill impairment                       ---          ---               51.3       15.7%                      (100.0%)
Income (loss) from operations              11.5          2.4%           (75.9)     (23.2%)                      115.2%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2004 were $485.1 million, an increase of $157.7 million when compared to the same period in 2003. The acquisition of Tatra and ATC on August 28, 2003 increased sales in the first half of 2004 by approximately $110 million when compared to the same period in 2003. Sales of roadbuilding products improved over 2003 levels as a result of higher demand for concrete mixers. Demand for roadbuilding products is linked to state and federal spending for road improvements and new construction. Given the current budget deficits impacting many state and federal governments, demand for roadbuilding products remains relatively unchanged from prior years. Sales of utility products were relatively unchanged from 2003 levels. The Terex Light Construction businesses showed year-over-year improvement in demand, partially as a result of orders shipped to the Middle East.

Gross profit for the six months ended June 30, 2004 totaled $62.8 million, an increase of $49.5 million when compared to the same period in 2003. The acquisition of a majority interest in Tatra and ATC increased gross profit by approximately $14 million when compared to 2003. Gross profit earned by the Roadbuilding and Utility Products businesses improved over 2003 levels despite the negative impact of increases in steel costs experienced during the first six months of 2004. The Company continues to focus on initiatives to mitigate future steel price increases including consolidating steel purchasing and selective price increases. Total restructuring charges incurred during the first half of 2004 were $0.3 million and related to the consolidation of facilities in the Utility Products business. The consolidation is part of an ongoing effort to eliminate duplicate facilities resulting from the acquisition of several distribution businesses over the past two years.

Gross profit for the first six months of 2003 included restructuring and other charges of $31.3 million, primarily related to activities initiated in response to poor market conditions for the segment's roadbuilding products. Demand for roadbuilding products has been dampened by delays in state and federal funding for road improvement and construction projects. These actions included the exit of certain product-lines as well as inventory write-downs to reflect expected reduced sales volumes. Also included in the restructuring and other charges during the six months ended June 30, 2003 was $1.5 million related to the closure of the Company's Earthking internet business.

SG&A costs for the segment for the six months ended June 30, 2004 totaled $51.3 million, an increase of $13.4 million when compared to the same period in 2003. The majority of the increase was due to the acquisition of Tatra and ATC. SG&A costs also increased due to an unfavorable legal settlement in the Roadbuilding business and as a result of higher selling and administrative costs in the Utility Products businesses.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. As of that time, funding for road projects had remained at historically low levels as federal and state budgets had been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects would not improve significantly in the short term. In addition, the outlook assumed that the Company would continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2004 was $11.5 million, compared to a loss of $75.9 million for the same period in 2003. Income from operations in 2003 included a goodwill impairment charge of $51.3 million. Restructuring and other costs incurred in the first six months of 2004 were $33.0 million lower than the $33.3 million incurred in the same period in 2003. The acquisition of Tatra and ATC improved income from operations by approximately $5.0 million. Income from operations in the Utility Products and Roadbuilding businesses was lower than in 2003 as a result of increases in steel costs experienced in 2004 as well as from unfavorable legal settlements seen in the first half of 2004.

Net Interest Expense

During the six months ended June 30, 2004, the Company's net interest expense decreased $5.2 million to $43.5 million from $48.7 million for the prior year period. Net interest expense declined relative to 2003 as the Company reduced total outstanding debt by approximately $204 million and increased cash on hand by approximately $34 million from June 30, 2004. The benefit of lower debt levels and higher cash balances was partially offset by higher interest rates in 2004 relative to 2003.

Other Income (Expense) - Net

Other income (expense) - net for the six months ended June 30, 2004 was income of $17.4 million as compared to an expense of $4.6 million for the prior year period. The increase in other income relative to 2003 was primarily a result of the sale of idle facilities recognized in the second quarter of 2004 along with a favorable settlement reached related to the acquisition of the O&K business.

Income Taxes

During the six months ended June 30, 2004, the Company recognized income tax expense of $21.9 million on income before income taxes of $98.0 million, an effective rate of 22.3%, as compared to an income tax benefit of $8.5 million on a loss before income taxes of $48.3 million, an effective rate of 17.6%, in the prior year period. The effective tax rate for the six months ended June 30, 2004 was lower than the Company's 2003 full year effective tax-rate of approximately 28%, primarily due to the strong financial performance of the Company's Fermec business, where recent performance indicated that the Company was more likely than not to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

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

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At June 30, 2004, reserves for excess and obsolete inventory totaled $65.6 million.

Accounts Receivable - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers.
Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At June 30, 2004, reserves for potentially uncollectible accounts receivable totaled $36.2 million.

Guarantees - The Company has issued guarantees of customer financing to purchase equipment. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees made by the Company have been negligible.

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

As of June 30, 2004, the Company's maximum exposure to such credit guarantees was $289.5 million. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at June 30, 2004 was $41.5 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2004, the Company's maximum exposure pursuant to buyback guarantees was $43.4 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

Impairment of Long Lived Assets - The Company's policy is to assess its ability to realize its long lived assets and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.00% to 6.50% for international plans at June 30, 2004. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.00% for U.S. plans and 5.50% to 6.00% for international plans at June 30, 2004. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 4.00% for U.S. plans and 2.75% to 4.00% for international plans at June 30, 2004. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Income Taxes - At June 30, 2004, the Company had deferred tax assets of $282.6 million, net of valuation allowances. The income tax expense was $21.9 million for the six months ended June 30, 2004. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits and obligations, respectively, that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

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

A significant portion of the Company's deferred tax assets are comprised of net operating losses ("NOLs") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated NOLs of $332.0 million as of December 31, 2003. During the fourth quarter of 2003, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

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

In addition to its domestic NOLs, the Company has accumulated $645.8 million of foreign NOLs at December 31, 2003. During the fourth quarter of 2003, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. As of June 30, 2004, the total valuation allowance provided for foreign deferred tax assets was $154.7 million. During the second quarter of 2004, the strong financial performance of the Company's Fermec business' indicated that it was more likely than not that the Company would realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of funding are cash generated from operations, use of the Company's bank credit facilities and access to capital markets. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. The Company had cash and cash equivalents of $454.5 million at June 30, 2004. In addition, the Company had $228.1 million available for borrowing under its revolving credit facilities at June 30, 2004.

Cash from operations is dependent on the Company's ability to generate net income through the sales of the Company's products and by reducing its investment in working capital. During 2003, the Company's focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company recently initiated a series of programs, collectively known as TIP, aimed at improving operating earnings and net income as a percentage of sales and at reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. During the second quarter of 2004 and 2003, the Company sold, without recourse, accounts receivable approximating 18% and 22% of its second quarter revenue in 2004 and 2003, respectively, to provide additional liquidity. The Company is reducing inventory requirements by sharing, throughout the Company, many of the best practices and lean manufacturing processes that various of its business units have successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company's working capital requirements.

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

The Company's sales are seasonal, with more than half of the Company's sales typically being generated in the first two quarters of a calendar year. This seasonality is a result of the needs of the Company's customers to have new equipment available for the spring, summer and fall construction season. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. For example, during the six months ended June 30, 2004, the Company used $30 million of cash for working capital. The Company defines working capital as the sum of accounts receivable and inventories, less accounts payable. Despite this, during the first six months of 2004, the Company was able to generate $69.9 million of cash from operations. This cash inflow was due primarily to improved operating profitability of the Company.

To help fund its traditional seasonal cash pattern, the Company maintains a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. The Company maintains a bank credit facility that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that is available through July 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility, of which the Company has utilized $210 million of additional term borrowings. During 2003, the Company prepaid $200 million principal amount of its bank term loans. On June 30, 2004, the Company prepaid $75 million of principal amount of its bank term loans, and on July 21, 2004, the Company prepaid an additional $50 million principal amount of its bank term loans.

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

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company's future compliance with its covenants will depend on its ability to generate earnings, cash flow from working capital reductions, other asset sales and cost reductions from its restructuring programs. The interest rates charged are subject to adjustment based on the Company's consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.25% at June 30, 2004.

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

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In addition, the terms of the Company's bank credit facility and senior subordinated notes restrict the Company's ability to make further borrowings and to sell substantial portions of its assets.

Cash Flows

Net cash provided by operations for the six months ended June 30, 2004 was $69.9 million. Approximately $30 million of cash was used for working capital purposes in connection with the second quarter selling season. Net cash provided by operations decreased by $113.8 million in the six months ended June 30, 2004 when compared to the same period in 2003. During the first six months of 2003, the Company generated $128.2 million from the reduction of working capital. A significant portion of the working capital reduction in the first six months of 2003 was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

Net cash provided by investing activities in the six months ended June 30, 2004 was $7.2 million, as compared to a net use of $19.3 million in the six months ended June 30, 2003. This change is a result of the Company's receipt of $24.0 million as proceeds from the sale of excess assets during the first six months of 2004 and the reduced number and size of acquisitions completed in the first six months of 2004 when compared to the same period in 2003.

Cash used in financing activities was $86.8 million in the six months ended June 30, 2004, compared to cash used in financing activities in the six months ended June 30, 2003 of $107.4 million. During the six months ended June 30, 2004, the Company used $75.0 million to prepay a portion of its bank term loans and it generated $5.5 million from the exercise of stock options. In the six months ended June 30, 2003, the Company utilized cash from operations to reduce its debt by approximately $90 million.

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

As of June 30, 2004, the Company's maximum exposure to such credit guarantees was $289.5 million, including total credit guarantees issued by Demag and Genie of $194.4 million and $55.5 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees under sales-type leases was $41.5 million at June 30, 2004. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2004, the Company's maximum exposure pursuant to buyback guarantees was $43.4 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

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

On January 1, 2004, the Company and its joint venture partner revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to TFSH, Genie's ownership interest in TFSH was reduced to forty percent (40%) in exchange for consideration of $1.2 million from the joint venture partner, and Genie transferred its interest to another Company subsidiary. In addition, the scope of TFSH's operations was broadened, as it was granted the right to facilitate the financing of all of the Company's products sold in Europe.

As of June 30, 2004, TFSH had total assets of $170.7 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $154.3 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TSFH, in June 2004 the Company contributed an additional $1.9 million in cash to TFSH.

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

Sale-Leaseback Transactions

The Company's rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2004, the historical cost of equipment being leased back from the financing companies was approximately $89.2 million and the minimum lease payment for the remainder of 2004 will be approximately $9 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2004, the Company had foreign exchange contracts with a notional value of $270.8 million.

The Company manages exposure to fluctuating interest rates with interest protection arrangements. Certain of the Company's obligations, including indebtedness under the Company's bank credit facility, bear interest at floating rates, and as a result an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $100 million of the principal amount of its indebtedness under its bank credit facility, fixing interest at 6.52% for the period from July 1, 2004 through June 30, 2009.

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 2.45% to 4.50% over the London Interbank Offer Rate ("LIBOR"). At June 30, 2004, the floating rates ranged between 4.33% and 5.60%.

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

Other

The Company is subject to a number of contingencies and uncertainties including, without limitation, product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or the proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company's liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (the "FASB") issued FIN 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company is required to adopt the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of June 30, 2004, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company has adopted the provisions of FIN 46R on March 31, 2004. The application of FIN 46R has not had a material impact on the Company's consolidated financial position or results of operations.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2004, the Company had foreign currency contracts with a notional value of $270.8 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $7.2 million at June 30, 2004.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. Prime Rate and LIBOR. The Company uses interest rate swaps to manage its interest rate risk. At June 30, 2004, approximately 47% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6.6%.

At June 30, 2004, the Company had approximately $100 million of interest rate swaps fixing interest rates at 6.52% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $1 million at June 30, 2004.

At June 30, 2004, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.33% and 5.60% at June 30, 2004. The fair market value of these arrangements, which represent the cost to settle these contracts, was a liability of approximately $4.1 million.

At June 30, 2004, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's weighted average interest rates at June 30, 2004 would have increased interest expense by approximately $1 million in the six months ended June 30, 2004.

Commodities Risk

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted by extreme movements in material costs and from availability of these materials. In particular, during the first six months of 2004, the Company has been affected by increases in the cost of steel. Steel is a major material component for many of the Company's products, so as the cost of steel has increased, the cost to manufacture these products has increased. The cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China. The Company experienced an increase in steel costs of approximately $18 million during the second quarter of 2004.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the recent increases in the cost of steel, for example, the Company continues to design and implement plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company's overall purchase volumes to obtain favorable costs, and increasing the price of the Company's products.

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

Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed in the Company's reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods.

There has been no change to the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
        ------------------------------------------------------------------------

The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of Common Stock that is registered by the Company pursuant to the Exchange Act.

                                                     Issuer Purchases of Equity Securities
     ------------------------------------------------------------------------------------------------------------------
     Period               (a) Total                       ( c) Total Number of
                          Number  of       (b) Average     Shares Purchased  as Part      (d) Maximum Number of Shares
                          Shares           Price Paid      of Publicly Announced Plans     that May Yet be Purchased
                          Purchased        per Share       or Programs                     Under the Plans or Programs
     -----------------------------------------------------------------------------------------------------------------
     April 1, 2004 -
     April 30, 2004        22,429(1)            $38.33                  ---                            ---

     May 1, 2004 -
     May 31, 2004             ---                 ---                   ---                            ---

     June 1, 2004 -
     June 30, 2004            ---                 ---                   ---                            ---
     Total                22,429               $38.33                   ---                            ---


     (1) On April 7, 2004, Ronald M. DeFeo, the Company's Chairman, Chief Executive Officer and President, delivered 22,429 shares of Common Stock to the Company in connection with his repayment of a loan made by the Company to Mr. DeFeo on March 2, 2000. The loan was repaid in full by Mr. DeFeo, through this Common Stock payment and additional cash payments, in April 2004.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

At the annual meeting of stockholders held May 25, 2004, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 29, 2004 voted to approve each of the seven proposals included in the Company's proxy statement as follows:

                                                  Affirmative         Negative         Abstentions          Unvoted
Proposal 1: To elect eight directors to hold
      office for one year or until their
     successors are duly elected and qualified:
                  Ronald M. DeFeo                  45,071,275          967,082             ---                ---
                  G. Chris Andersen                45,067,655          970,702             ---                ---
                  Don DeFosset                     45,463,897          574,460             ---                ---
                  William H. Fike                  45,463,789          574,568             ---                ---
                  Dr. Donald P. Jacobs             45,463,928          574,429             ---                ---
                  David A. Sachs                   45,067,687          970,670             ---                ---
                  J. C. Watts, Jr.                 45,464,005          574,352             ---                ---
                  Helge H. Wehmeier                45,467,671          570,686             ---                ---
Proposal 2:  To ratify the selection of
     PricewaterhouseCoopers LLP as independent
     accountants of the Company for 2004:         45,790,022           236,256             12,079           ---
Proposal 3:  To approve an amendment to the
     Terex Corporation 2000 Incentive Plan to
     increase the number of shares of the
     Company's common stock available for
     grant thereunder:                            34,566,358        7,279,672            582,749         3,609,578
Proposal 4:  To approve the Terex
     Corporation 2004 Annual Incentive
     Compensation Plan to meet the
     requirements for tax deductibility
     under Section 162(m) of the Internal
     Revenue Code of 1986, as amended:             43,891,554        1,732,835            413,967                 1
Proposal 5:  To approve the existing Terex
     Corporation Employee Stock Purchase
     Plan to comply with newly issued New
     York Stock Exchange requirements:             37,720,865        4,294,624            413,290         3,609,578
Proposal 6:  To approve the existing Terex
     Corporation Deferred Compensation Plan
     to comply with newly issued New York
     Stock Exchange requirements:                  40,483,293        1,468,001            477,485         3,609,578
Proposal 7:  To approve the existing
     arrangement for compensation of
     outside directors of Terex Corporation
     to comply with newly issued New York
     Stock Exchange requirements:                  39,602,918        2,163,674            622,187         3,609,578

Item 5.       Other Information
              -----------------

Recent Developments
-------------------

On May 18, 2004, the Company completed the exchange of $300 million aggregate principal amount of its new 7-3/8% Senior Subordinated Notes due 2014, which have been registered under the Securities Act of 1933, for a like amount of its previously outstanding 7-3/8% Senior Subordinated Notes due 2014, which the Company issued on November 25, 2003 in a private offering.

On June 30, 2004, the Company prepaid $75.0 million of term debt under its bank credit facility and recorded a non-cash charge of $1.5 million. The non-cash charge related to the write-off of unamortized debt acquisition costs.

On July 21, 2004, the Company prepaid $50.0 million of term debt under its bank credit facility and recorded a non-cash charge of $1.0 million. The non-cash charge related to the write-off of unamortized debt acquisition costs.


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

Item 6.       Exhibits and Reports on Form 8-K

               (a) The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q. (b) Reports on Form 8-K:

               During the quarter ended June 30, 2004, the Company filed or furnished the following Current Reports on Form 8-K:

               - A report on Form 8-K was filed on April 7, 2004, announcing a conference call to be held on April 22, 2004, to review the Company's first quarter 2004 financial results.

               - A report on Form 8-K was furnished on April 21, 2004, providing the Company's press release reviewing the Company's financial results for the quarter ended March 31, 2004.

               - A report on Form 8-K was filed on April 29, 2004, announcing the Company's participation in an upcoming conference.

               - A report on Form 8-K was filed on May 24, 2004, announcing the Company's participation in an upcoming conference.

               - A report on Form 8-K was filed on June 15, 2004, announcing that the Board of Directors had elected Paula Cholmondeley to serve on the Company's Board.

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

                                               TEREX CORPORATION
                                               -----------------
                                               (Registrant)


Date:  August 6, 2004                       /s/ Phillip C. Widman
                                                Phillip C. Widman
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date:  August 6, 2004                       /s/ Mark T. Cohen
                                                Mark T. Cohen
                                                Vice President and Controller
                                                (Principal Accounting Officer)

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

3.4 Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 1997 of Terex Corporation, Commission File No. 1-10702).

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

10.8     Terex Corporation 2000 Incentive Plan, as amended.*

10.9 Terex Corporation Supplemental Executive Retirement Plan, effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.10 Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

10.11    Terex Corporation Amended and Restated Deferred Compensation Plan.*

10.12 Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

10.13 Incremental Term Loan Assumption Agreement, dated as of September 13, 2002, relating to the Amended and Restated Credit Agreement dated as of July 3, 2002, among Terex Corporation, certain of its subsidiaries, the lenders party thereto and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

10.14 Amendment No. 1 and Agreement, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.12 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

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

10.22 Second Amendment to Agreement and Plan of Merger, dated as of April 14, 2004, by and among Terex Corporation, Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 10.22 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

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