Form 10-Q/A
period 2004-03-31
TEREX CORP
filed 2006-02-17
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                  FORM 10 - Q/A

                                  -------------

                                 Amendment No. 1

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                       ---------------------------------------------

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES [_]    NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 LARGE ACCELERATED FILER [X]   ACCELERATED FILER [_]   NON-ACCELERATED FILER [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES [_]    NO [X]

Number of outstanding shares of common stock: 49.3 million as of May 4, 2004.

The Exhibit Index begins on page 65.

                                EXPLANATORY NOTE

Terex Corporation (the "Company" or "Terex") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") for the quarter ended March 31, 2004 to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 previously filed by the Company (the "Form 10-Q") in order to restate its condensed consolidated financial statements for the three month periods ending March 31, 2004 and March 31, 2003.

This Form 10-Q/A is part of the Company's restatement of its financial statements for the years ended December 31, 2002 and 2003, in an Annual Report on Form 10-K for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission ("SEC") substantially contemporaneously herewith. That Annual Report on Form 10-K also will include restated selected financial data for the years ended December 31, 2000 and 2001. In addition, Terex is amending its filing for the interim period ended June 30, 2004 in an Amendment to Quarterly Report on Form 10-Q/A. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income
(loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors. The accompanying condensed consolidated financial statements and notes thereto set forth herein summarizes the nature of the adjustments recorded to correct previously issued financial statements.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the period ended March 31, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the period ended March 31, 2004, requiring the Company to restate its financial statements for such period. Additionally, the Company has adjusted its tax accounts for errors identified for the period ended March 31, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q/A.

For information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Note B of the Notes to Condensed Consolidated Financial Statements, Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Consolidated Financial Statements," and Item 4 -- "Controls and Procedures." For additional information regarding the background of these matters, see the Company's Current Reports on Form 8-K furnished to the SEC from October 27, 2004 through the date of this Form 10-Q/A with respect to this matter.

All amounts referenced in this Quarterly Report on Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Terex has not amended its Quarterly Report on Form 10-Q for the interim period ended March 31, 2003. The information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in such other report should no longer be relied upon.

The following items originally included in the Form 10-Q are amended by this Form 10-Q/A:

       o     Part I, Item 1, Condensed Consolidated Financial Statements;
       o Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations;
       o Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk;

       o     Part I, Item 4, Controls and Procedures;
       o     Part II, Item 5, Other Information
       o     Part II, Item 6, Exhibits and Reports on Form 8-K.

The Chief Executive Officer and Chief Financial Officer of Terex have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act in this Form 10-Q/A.

Except for the items mentioned above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 7, 2004. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with Terex's filings made subsequent to the filing of the original Form 10-Q, including the Company's amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed above.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q/A filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2004 (the "Guarantors") of the Company's $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note R to the Company's March 31, 2004 Condensed Consolidated Financial Statements included in this Quarterly Report.


                                                                   State or other
                                                                   jurisdiction of                I.R.S. employer
                                                                  incorporation or                identification
            Guarantor                                               organization                      number
          -----------                                           -------------------             -------------------
Amida Industries, Inc........................................      South Carolina                     57-0531390
Benford America, Inc.........................................         Delaware                        76-0522879
BL-Pegson USA, Inc...........................................        Connecticut                      31-1629830
Cedarapids, Inc..............................................           Iowa                          42-0332910
CMI Dakota Company...........................................       South Dakota                      46-0440642
CMI Terex Corporation........................................         Oklahoma                        73-0519810
CMIOIL Corporation...........................................         Oklahoma                        73-1125438
EarthKing, Inc...............................................         Delaware                        06-1572433
Finlay Hydrascreen USA, Inc..................................        New Jersey                       22-2776883
Fuchs Terex, Inc.............................................         Delaware                        06-1570294
Genie Access Services, Inc...................................        Washington                       91-2073567
Genie China, Inc.............................................        Washington                       91-1973009
Genie Financial Services, Inc................................        Washington                       91-1712115
Genie Holdings, Inc..........................................        Washington                       91-1666966
Genie Industries, Inc........................................        Washington                       91-0815489
Genie International, Inc.....................................        Washington                       91-1975116
Genie Manufacturing, Inc.....................................        Washington                       91-1499412
GFS Commercial LLC...........................................        Washington                           n/a
GFS National, Inc............................................        Washington                       91-1959375
Go Credit Corporation........................................        Washington                       91-1563427
Koehring Cranes, Inc.........................................         Delaware                        06-1423888
Lease Servicing & Funding Corp...............................        Washington                       91-1808180
O & K Orenstein & Koppel, Inc................................         Delaware                        58-2084520
Payhauler Corp...............................................         Illinois                        36-3195008
Powerscreen Holdings USA Inc.................................         Delaware                        61-1265609
Powerscreen International LLC................................         Delaware                        61-1340898
Powerscreen North America Inc................................         Delaware                        61-1340891
Powerscreen USA, LLC.........................................         Kentucky                        31-1515625
PPM Cranes, Inc..............................................         Delaware                        39-1611683
Product Support, Inc.........................................         Oklahoma                        73-1488926
Royer Industries, Inc........................................       Pennsylvania                      24-0708630
Schaeff Incorporated.........................................           Iowa                          42-1097891
Spinnaker Insurance Company..................................          Vermont                        03-0372517
Standard Havens, Inc.........................................         Delaware                        43-0913249
Standard Havens Products, Inc................................         Delaware                        43-1435208
Terex Advance Mixer, Inc.....................................         Delaware                        06-1444818
Terex Bartell, Inc...........................................         Delaware                        34-1325948
Terex Cranes, Inc............................................         Delaware                        06-1513089
Terex Financial Services, Inc................................         Delaware                        45-0497096
Terex Mining Equipment, Inc..................................         Delaware                        06-1503634
Terex Utilities, Inc.........................................         Delaware                        04-3711918
Terex Utilities South, Inc...................................         Delaware                        74-3075523
Terex-RO Corporation.........................................          Kansas                         44-0565380
Terex-Telelect, Inc..........................................         Delaware                        41-1603748
The American Crane Corporation...............................      North Carolina                     56-1570091
Utility Equipment, Inc.......................................          Oregon                         93-0557703



                                                                                                             Page No.
                                                                                                            ----------

PART I     FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements

           TEREX CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statement of Operations --
                 Three months ended March 31, 2004 and 2003................................................       5
           Condensed Consolidated Balance Sheet -- March 31, 2004 and December 31, 2003....................       6
           Condensed Consolidated Statement of Cash Flows --
                 Three months ended March 31, 2004 and 2003................................................       7
           Notes to Condensed Consolidated Financial Statements -- March 31, 2004..........................       8
   Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations...........      36
   Item 3  Quantitative and Qualitative Disclosures About Market Risk......................................      55
   Item 4  Controls and Procedures.........................................................................      56

PART II    OTHER INFORMATION

   Item 1  Legal Proceedings...............................................................................      60
   Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities................      60
   Item 3  Defaults Upon Senior Securities.................................................................      60
   Item 4  Submission of Matters to a Vote of Security Holders.............................................      60
   Item 5  Other Information...............................................................................      60
   Item 6  Exhibits and Reports on Form 8-K................................................................      62


SIGNATURES.................................................................................................      64

EXHIBIT INDEX..............................................................................................      65


                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                            For the Three
                                                                               Months
                                                                           Ended March 31,
                                                                         ------------------
                                                                           2004      2003
                                                                         Restated  Restated
                                                                         --------  --------

Net sales..............................................................  $1,059.4  $  934.4
Cost of goods sold.....................................................     899.0     807.6
                                                                         --------  --------

  Gross profit.........................................................     160.4     126.8
Selling, general and administrative expenses...........................    (112.5)    (89.2)
                                                                         --------  --------

  Income from operations...............................................      47.9      37.6
Other income (expense):
  Interest income......................................................       1.0       1.7
  Interest expense.....................................................     (22.5)    (25.9)
  Other income (expense) -- net........................................      (2.4)      0.3
                                                                         --------  --------

  Income before income taxes...........................................      24.0      13.7
Provision for income taxes.............................................      (5.3)     (4.2)
                                                                         --------  --------

Net income.............................................................     $18.7      $9.5
                                                                         ========  ========

Per common share:
  Basic................................................................     $0.38     $0.20
                                                                         ========  ========

  Diluted..............................................................     $0.37     $0.19
                                                                         ========  ========

Weighted average number of shares outstanding in per share calculation:
  Basic................................................................      48.8      47.2
  Diluted..............................................................      50.8      49.4


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                         (in millions, except par value)

                                                                              March 31,  December 31,
                                                                                 2004        2003
                                                                               Restated    Restated
                                                                              ---------  ------------

Assets
  Current assets
    Cash and cash equivalents...............................................  $   408.0  $      467.5
    Trade receivables (net of allowance of $40.3 at March 31, 2004
       and $38.3 at December 31, 2003)......................................      595.2         509.3
    Inventories.............................................................    1,115.5       1,038.5
    Deferred taxes..........................................................       79.9          78.6
    Other current assets....................................................      120.6         125.6
                                                                              ---------  ------------

      Total current assets..................................................    2,319.2       2,219.5
  Long-term assets
    Property, plant and equipment...........................................      343.1         353.8
    Goodwill................................................................      623.7         616.7
    Deferred taxes..........................................................       45.5          47.0
    Other assets............................................................      325.8         317.2
                                                                              ---------  ------------

  Total assets..............................................................  $ 3,657.3  $    3,554.2
                                                                              =========  ============

Liabilities and Stockholders' Equity
  Current liabilities
    Notes payable and current portion of long-term debt.....................  $    96.8  $       86.8
    Trade accounts payable..................................................      691.2         614.9
    Accrued compensation and benefits.......................................       97.6          89.7
    Accrued warranties and product liability................................       85.0          89.7
    Other current liabilities...............................................      289.6         287.5
                                                                              ---------  ------------

      Total current liabilities.............................................    1,260.2       1,168.6
  Non-current liabilities
    Long-term debt, less current portion....................................    1,279.4       1,274.8
    Other...................................................................      414.6         436.2

  Commitments and contingencies

  Stockholders' equity
    Common stock, $.01 par value -- authorized 150.0 shares; issued 50.3 and
      50.0 shares at March 31, 2004 and December 31, 2003, respectively.....        0.5           0.5
    Additional paid-in capital..............................................      836.4         813.5
    Accumulated deficit.....................................................     (186.5)       (205.2)
    Accumulated other comprehensive income..................................       98.1         110.4
    Less cost of shares of common stock in treasury -- 2.0 and 1.9 shares at
      March 31, 2004 and December 31, 2003, respectively....................      (45.4)        (44.6)
                                                                              ---------  ------------

        Total stockholders' equity..........................................      703.1         674.6
                                                                              ---------  ------------

  Total liabilities and stockholders' equity................................  $ 3,657.3  $    3,554.2
                                                                              =========  ============


   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)


                                                                                  For the Three
                                                                                     Months
                                                                                 Ended March 31,
                                                                               ------------------
                                                                                 2004      2003
                                                                               Restated  Restated
                                                                               --------  --------

Operating Activities
  Net income.................................................................  $   18.7  $    9.5
  Adjustments to reconcile net income to cash provided by (used in) operating activities:
      Depreciation...........................................................      14.3      12.9
      Amortization...........................................................       4.0       2.7
      Impairment charges and asset write downs...............................       ---       1.7
      Gain on sale of fixed assets...........................................      (0.8)     (0.5)
      Changes in operating assets and liabilities (net of effects of acquisitions):
         Trade receivables...................................................     (55.7)     27.1
         Inventories.........................................................    (108.5)      7.6
         Trade accounts payable..............................................      83.1      59.2
         Other, net..........................................................     (19.5)     (5.4)
                                                                               --------  --------

           Net cash provided by (used in) operating activities...............     (64.4)    114.8
                                                                               --------  --------

Investing Activities
  Acquisition of businesses, net of cash acquired............................      (1.1)     (8.5)
  Capital expenditures.......................................................      (8.9)     (8.6)
  Proceeds from sale of assets...............................................       0.8       2.6
                                                                               --------  --------

           Net cash used in investing activities.............................      (9.2)    (14.5)
                                                                               --------  --------

Financing Activities
  Principal repayments of long-term debt.....................................       ---      (1.5)
  Proceeds from stock options exercised......................................       4.1       ---
  Net borrowings (repayments) under revolving line of credit agreements......      14.0     (22.5)
  Other, net.................................................................      (3.4)    (11.6)
                                                                               --------  --------

           Net cash provided by (used in) financing activities...............      14.7     (35.6)
                                                                               --------  --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents.................      (0.6)      2.9
                                                                               --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents.........................     (59.5)     67.6
Cash and Cash Equivalents at Beginning of Period.............................     467.5     352.2
                                                                               --------  --------

Cash and Cash Equivalents at End of Period...................................  $  408.0  $  419.8
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

                       TEREX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

Except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 7, 2004. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with Terex's filings made subsequent to the filing of the original Form 10-Q including, the Company's amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed herein.

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

Certain prior period amounts have been reclassified to conform with the current period presentation. The Terex mining truck business is included as a continuing operation.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O -- "Litigation and Contingencies." Substantially all receivables were trade receivables at March 31, 2004 and December 31, 2003.

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

The following table summarizes the changes in the aggregate product warranty liability:

                                                    For the Three Months
                                                    Ended March 31, 2004
                                                          Restated
                                                    --------------------
Balance at beginning of period..................    $               69.6
Accruals for warranties issued during the period                    15.7
Changes in estimates............................                    (2.0)
Settlements during the period...................                   (17.9)
Foreign exchange effect.........................                    (0.3)
                                                    --------------------
Balance at end of period........................    $               65.1
                                                    ====================


Stock-Based Compensation. At March 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees,"("APB No. 25") and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") to stock-based employee compensation.


                                                                           For the Three
                                                                           Months Ended
                                                                             March 31,
                                                                        ------------------
                                                                          2004      2003
                                                                        Restated  Restated
                                                                        --------  --------
Reported net income...............................................      $   18.7  $    9.5
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related
  income tax effects..............................................          (1.8)     (1.1)
                                                                        --------  --------
Pro forma net income..............................................      $   16.9  $    8.4
                                                                        ========  ========
Per common share:
 Basic:
   Reported net income............................................      $   0.38  $   0.20
                                                                        ========  ========
   Pro forma net income...........................................      $   0.35  $   0.18
                                                                        ========  ========
 Diluted:
   Reported net income............................................      $   0.37  $   0.19
                                                                        ========  ========
   Pro forma net income...........................................      $   0.33  $   0.17
                                                                        ========  ========

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                       For the Three
                                                                       Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                       2004      2003
                                                                    ---------  -------
Dividend yields.................................................          0.0%     0.0%
Expected volatility.............................................        51.10%   51.24%
Risk-free interest rates........................................         4.04%    4.90%
Expected life (in years)........................................         10.0      9.7
Aggregate fair value of options granted.........................    $     6.0  $   4.5
Weighted average fair value at date of grant for options granted    $   22.61  $  7.59


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

NOTE B -- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its financial statements as of and for the year ended December 31, 2003. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the period ended March 31, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the period ended March 31, 2004, requiring the Company to restate its financial statements for such period. Additionally, the Company has adjusted its tax accounts for errors identified for the period ended March 31, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q/A.

The following tables set forth the restatement of the Company's previously issued statement of operations for the three months ended March 31, 2004 and 2003 and the Company's restated balance sheet as of March 31, 2004 and December 31, 2003, on a summary basis.

All other information presented in the notes to these financial statements is presented on a restated basis.


                                                          For the Three Months          For the Three Months
                                                          Ended March 31, 2004          Ended March 31, 2003
                                                       ---------------------------   --------------------------
                                                            As                            As
                                                        Originally         As         Originally         As
                                                         Reported       Restated       Reported       Restated
                                                       -------------  ------------   ------------   -----------

Net sales........................................      $     1,043.8  $    1,059.4   $      927.7   $      934.4
Cost of goods sold...............................      $       883.5  $      899.0   $      798.0   $      807.6
Gross profit.....................................      $       160.3  $      160.4   $      129.7   $      126.8
Selling, general and administrative expenses.....      $      (112.0) $     (112.5)  $      (89.2)  $      (89.2)
Income from operations...........................      $        48.3  $       47.9   $       40.5   $       37.6
Income (loss) before income taxes................      $        24.4  $       24.0   $       16.6   $       13.7
Provision for income taxes.......................      $        (7.4) $       (5.3)  $       (4.6)  $       (4.2)
Net Income (loss) ...............................      $        17.0  $       18.7   $       12.0   $        9.5
Per common share:
   Basic.........................................      $        0.35  $       0.38   $       0.25   $       0.20
   Diluted.......................................      $        0.34  $       0.37   $       0.24   $       0.19


BALANCE SHEETS:


                                                         As of March 31, 2004            As of December 31, 2003
                                                      ---------------------------     ----------------------------
                                                          As                              As
                                                      Originally          As          Originally          As
                                                       Reported        Restated        Reported        Restated
                                                      ------------    ------------    ------------    ------------

Trade receivables...................................  $      610.8    $      595.2    $      540.2    $      509.3
Inventories.........................................  $    1,101.1    $    1,115.5    $    1,009.7    $    1,038.5
Current deferred taxes..............................  $       55.2    $       79.9    $       53.9    $       78.6
Other current assets................................  $      117.7    $      120.6    $      122.7    $      125.6
Total current assets................................  $    2,292.8    $    2,319.2    $    2,194.0    $    2,219.5
Property, plant and equipment.......................  $      359.4    $      343.1    $      370.1    $      353.8
Goodwill............................................  $      606.8    $      623.7    $      603.5    $      616.7
Deferred taxes......................................  $      237.6    $       45.5    $      238.9    $       47.0
Other assets........................................  $      323.8    $      325.8    $      317.3    $      317.2
Total assets........................................  $    3,820.4    $    3,657.3    $    3,723.8    $    3,554.2
Trade accounts payable..............................  $      684.3    $      691.2    $      608.6    $      614.9
Accrued compensation and benefits...................  $      102.8    $       97.6    $       94.5    $       89.7
Accrued warranties and product liability............  $       83.8    $       85.0    $       88.5    $       89.7
Other current liabilities...........................  $      272.6    $      289.6    $      281.0    $      287.5
Total current liabilities...........................  $    1,240.3    $    1,260.2    $    1,159.4    $    1,168.6
Other non-current liabilities.......................  $      418.1    $      414.6    $      412.9    $      436.2
Additional paid-in capital..........................  $      800.2    $      836.4    $      795.1    $      813.5
Retained earnings (accumulated deficit).............  $       58.9    $     (186.5)   $       41.9    $     (205.2)
Cumulative translation adjustment...................  $       67.2    $      131.3    $       79.6    $      140.0
Accumulated other comprehensive income..............  $       40.8    $       98.1    $       57.0    $      110.4
Cost of shares of common stock in treasury..........  $      (17.8)   $      (45.4)   $      (17.8)   $      (44.6)
Total stockholders' equity..........................  $      882.6    $      703.1    $      876.7    $      674.6
Total liabilities and stockholders' equity..........  $    3,820.4    $    3,657.3    $    3,723.8    $    3,554.2


Net cash from operating activities, financing activities and investing activities for the three months ended March 31, 2004 and 2003 did not change from previously issued results. The impact of the restatement on individual line items within operating activities are reflected in the consolidated statement of cash flows for the three months ended March 31, 2004 and 2003.

The cumulative effect of the restatement of the Company's previously filed financial statements was to reduce retained earnings as of March 31, 2004, December 31, 2003 and 2002 by $245.4 (of which $200.7 relates to the tax valuation allowance discussed below), $247.1 (of which $200.7 relates to the tax valuation allowance discussed below) and $46.0, respectively, which includes tax benefits of (provisions for) $2.1, ($185.7) and $6.7, respectively. Total stockholders' equity as of March 31, 2004, December 31, 2003 and December 31, 2002 decreased by $179.5 (of which $200.7 relates to the tax valuation allowance discussed below), $202.1 (of which $200.7 relates to the tax valuation allowance discussed below) and $42.3, respectively. The issues giving rise to the restatement of the Company's previously filed financial statements, and the pre-tax adjustments resulting therefrom, are summarized below:

North American Cranes (Cranes Segment): The Company failed to properly record certain items related to inventory shortages, warranty and third party payables activity. These items were improperly recorded to intercompany accounts that were not timely reconciled, leading to costs totaling $0.0 and $1.7 during the three months ended March 31, 2004 and 2003, respectively, not being recorded as expenses.

Light Construction (Roadbuilding, Utility Products and Other Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances which resulted in errors in the recording of intercompany transactions and, as a result, costs totaling $0.0 and $0.6 were not recorded as expenses during the three months ended March 31, 2004 and 2003, respectively.

Compact Equipment (Construction Segment): The Company failed to reconcile the accrual of goods received not invoiced to underlying detailed records for raw materials and parts inventory in connection with assessing the appropriateness of the accrued liability. As a result, costs were not recorded as expenses totaling $0.5 and $0.1 in the three months ended March 31, 2004 and 2003, respectively.

Other Intercompany Imbalances and Other Items: The Company's various business units buy and sell products and services from each other in the normal course of operations. Errors were identified as a result of not reconciling intercompany activity in a timely manner between certain business units. Other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to foreign currency adjustments. In addition, certain benefit accruals were corrected in 2004 periods. As a result of these aggregate errors, $0.6 and $0.4 of expenses were not recorded during the three months ended March 31, 2004 and 2003, respectively. These errors occurred mainly in the Construction and Cranes segments.

Schaeff Goodwill: On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"), a German manufacturer of compact construction equipment and a full range of scrap material handlers. An error in the recording of the Company's investment, led to an overstatement of goodwill and the cumulative translation adjustment account within other comprehensive income within stockholder's equity in the amount of $23.5, beginning in 2002.

Revenue Recognition: The Company has determined that there were errors in the timing of revenue recognition in certain transactions because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers. The correction of these errors has resulted in an increase in revenue of $15.6 and $6.7 for the three months ended March 31, 2004 and 2003, respectively. As a result of these adjustments, there was an increase in pre-tax income of $1.2 and $0.6 in the three months ended March 31, 2004 and 2003, respectively.

Acquisition Accounting: During the Company's review of the accounting for certain of its acquisitions, errors were identified related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. As a result, of these aggregate errors, expenses were not recorded totaling $0.5 and $0.7 in the three months ended March 31, 2004 and 2003, respectively.

Cumulative Translation Adjustment: Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of SFAS No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and failed to translate this goodwill in subsequent reporting periods at current exchange rates as required by SFAS No. 52. The cumulative impact of this correction has increased (decreased) the Company's goodwill and the translation adjustment account within stockholder's equity by $36.0 as of March 31, 2004, $32.3 as of December 31, 2003 and ($0.6) as of December 31, 2002. In addition, the reconciliation of intercompany imbalances described in the previous paragraphs affected the translation adjustment within stockholders' equity.

Retirement and Other Benefit Plans: During the Company's review of its foreign defined benefit plans in 2004, an error was identified in the application of SFAS No. 87, "Employers' Accounting for Pensions." The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. The net result of correcting this error was a reduction in other comprehensive income (net of taxes) as of March 31, 2004 and December 31, 2003 totaling $7.1 and $6.9, respectively. In addition, non-current liabilities increased as of March 31, 2004 and December 31, 2003 by $10.1 and $9.8, respectively. The Company also determined it was not properly accounting for equity based compensation in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" and APB No. 25 as permitted by SFAS No. 123. Prior to January 1, 2004, the Company's deferred compensation plan permitted participants to transfer their investments between the plan's investment options and such deferred compensation was recorded as a non-current liability on the balance sheet. Effective January 1, 2004, the plan was revised to prohibit transfers between investment options; this revision resulted in a reclassification of the current and non-current liability established through December 31, 2003 to additional paid-in capital within stockholders' equity. As of December 31, 2003, the net result of correcting these errors was a decrease in current liabilities totaling $5.2, an increase in non-current liabilities totaling $14.4, an increase in paid in capital totaling $17.7 and an increase in treasury stock totaling $26.8. As of March 31, 2004, the net result was a decrease in current liabilities totaling $5.6, a decrease in non-current liabilities totaling $2.3, an increase in paid in capital of $35.5 and an increase in treasury stock totaling $27.6.

Taxes: As a result of the impact of the pre-tax income restatement items previously discussed, and the reconciliation of tax accounts, the Company is restating its tax accounts to decrease deferred taxes by $244.2 million and to increase income taxes payable by $1.6 million at December 31, 2003, and to increase (decrease) tax expense by $185.7 million and ($6.7) million for the years ended December 31, 2003 and December 31, 2002, respectively.

Included in the restatement amounts discussed above are amounts related to the reconciliation of the Company's tax accounts that increased deferred taxes by $6.9 million and increased goodwill by $7.0 million at December 31, 2003, and increased (decreased) tax expense by ($3.0) million and $6.2 million for the years ended December 31, 2003 and December 31, 2002, respectively.

As a result of the pre-tax income restatement adjustments discussed above, a reassessment was performed as to the likely realization of the Company's U.S. deferred tax assets at each reporting date. The reassessment of the realizability of the Company's deferred tax assets resulted in a valuation allowance being recorded at December 31, 2003 in the restated financial statements. This increased the Company's deferred tax valuation allowance and corresponding tax expense in 2003 by $200.7 million and reduced tax expense in the three months ended March 31, 2004 by $3.3 million. Based on the profitability of the Company in 2004 and significant, profitable backlog generated in early 2005, the valuation allowance was reversed in the quarter ended December 31, 2004.

The Company's reassessment began with an analysis of the Company's cumulative three-year historical U.S. pre-tax earnings. As of December 31, 2003, the Company had a cumulative three-year historical U.S. pre-tax loss, which is considered significant objective evidence that a valuation allowance may be required, unless there existed objective evidence of a significant magnitude that would indicate that it is more likely than not that the U.S. deferred tax assets would be realized. It was determined that only the evidence that was available as of the time of the filing of the original financial statements could be used in this assessment. During the Company's evaluation of other evidence available as of the original issuance date of the December 31, 2003 financial statements, several items were considered, including the cyclical nature of the Company's industry, the impact of its restructuring activities, the goodwill impairment in the Company's Roadbuilding, Utility Products and Other segment, profitable U.S. acquisitions (mainly Genie Holdings, Inc. and its affiliates and Advance Mixer, Inc.) made during the three-year period but not available for the whole period, the timeframe of expiration of the Company's net operating loss carry-forwards, the favorable impact of the Company's debt reduction activities, and the indication of an industry recovery based on trends in non-residential construction spending and rental channel capital expenditure projections. The Company concluded that the weight of the objective negative evidence available at the time of the original financial statement filing (without the benefit of current hindsight) could not be overcome by these other factors, and therefore a valuation allowance was recorded at December 31, 2003 in the restated financial statements.

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


NOTE D -- GOODWILL

On April 1, 2003, the Company changed the composition of its reporting units and segments when it moved the North American operations of its telehandlers business from the Terex Construction segment to the Terex Aerial Work Platforms segment due to a change in the way the Company's operating decision makers view the business.

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                                            Terex
                                                                 Terex                  Roadbuilding,
                                                                Aerial                     Utility
                                     Terex          Terex        Work         Terex     Products and
                                  Construction     Cranes      Platforms      Mining        Other         Total
                                ---------------  -----------  -----------  -----------  -------------  ------------

Balance at December 31, 2003
   (Restated) ................   $        325.8  $      98.6  $      53.0   $      ---   $      139.3   $     616.7
Acquisitions..................              ---          ---          ---          ---            3.4           3.4
Impairment....................              ---          ---          ---          ---            ---           ---
Foreign exchange effect/other
   (Restated) ................              4.2         (0.6)         ---          ---            ---           3.6
                                ---------------  -----------  -----------  -----------  -------------  ------------
Balance at March 31, 2004
   (Restated) ................   $        330.0  $      98.0  $      53.0   $      ---   $      142.7   $     623.7
                                ===============  ===========  ===========  ===========  =============  ============

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

At March 31, 2004, the fair value of all derivative instruments has been recorded in the Condensed Consolidated Balance Sheet as a net asset of $15.5, net of income taxes.

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

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:



                                                                                            For the
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                       2004           2003
                                                                                    ----------     ----------

Balance at beginning of period................................................      $     6.5      $     2.1
Additional gains (losses).....................................................           (0.5)          (0.5)
Amounts reclassified to earnings..............................................           (3.3)          (0.8)
                                                                                    ----------     ----------
Balance at end of period......................................................      $     2.7      $     0.8
                                                                                    ==========     ==========

The estimated amount of existing pre-tax net gains for derivative contracts in accumulated other comprehensive income as of March 31, 2004 that is expected to be reclassified into earnings during the twelve month period ending March 31, 2005 is $7.0.

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

The Company recorded a charge of $0.9 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $0.9 charge is for non-cash closure costs and has been recorded in cost of goods sold. EarthKing is included in the Terex Roadbuilding, Utility Products and Other segment. The program was completed as of September 30, 2003. Additionally, during the first quarter of 2003, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8.
This write-down was reported in "Other income (expense) -- net."

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

       o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provided pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, was part of the Company's Construction segment and was not core to the Company's overall strategy. The Company recorded a charge of $4.9, of which $1.2 was for severance, $2.5 for the write down of inventory and receivables, and $1.2 for facility closing costs. The business had faced declining demand over the past few years and was not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.

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

The following table sets forth the components and status of the restructuring charges recorded in the first quarter of 2004 that related to productivity and business rationalization:

                                      Employee              Facility
                                    Termination    Asset      Exit
                                       Costs     Disposals    Costs   Other  Total
                                    -----------  ---------  --------  -----  -----
Accrued restructuring charges at
  December 31, 2003.............    $       0.1  $     ---  $    1.4  $ 1.3  $ 2.8
Restructuring charges...........            ---        2.7       ---    ---    2.7
Cash expenditures...............            ---        ---      (0.4)  (0.2)  (0.6)
Non-cash charges................            ---       (2.7)      ---    ---   (2.7)
                                    -----------  ---------  --------  -----  -----
Accrued restructuring charges at
  March 31, 2004................    $       0.1  $     ---  $    1.0  $ 1.1  $ 2.2
                                    ===========  =========  ========  =====  =====

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2004 and 2003 were included in cost of goods sold ($2.7 and $2.8) and selling, general and administrative expenses ($0.0 and $0.3), respectively.

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

The following table sets forth the components and status of the restructuring charges recorded in the first quarter of 2004 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      Employee
                                    Termination                   Facility Exit
                                       Costs     Asset Disposals      Costs      Other  Total
                                    -----------  ---------------  -------------  -----  -----
Accrued restructuring charges at
  December 31, 2003.............    $       1.0  $           ---  $         0.6  $ ---  $ 1.6
Restructuring charges...........            ---              0.8            ---    ---    0.8
Cash expenditures...............            ---              ---            ---    ---    ---
Non-cash charges................            ---             (0.8)           ---    ---   (0.8)
                                    -----------  ---------------  -------------  -----  -----
Accrued restructuring charges at
  March 31, 2004................    $       1.0  $           ---  $         0.6  $ ---  $ 1.6
                                    ===========  ===============  =============  =====  =====

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2004 and 2003 were included in cost of goods sold ($0.8 and $0).

NOTE G -- INVENTORIES

Inventories consist of the following:

                              March 31, 2004  December 31, 2003
                                 Restated          Restated
                              --------------  -----------------
Finished equipment........    $        408.3  $           395.2
Replacement parts.........             265.5              250.6
Work-in-process...........             222.8              187.4
Raw materials and supplies             218.9              205.3
                              --------------  -----------------
Inventories...............    $      1,115.5  $         1,038.5
                              ==============  =================

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                     March 31, 2004  December 31, 2003
                                        Restated          Restated
                                     --------------  -----------------
Property.........................             $50.9  $            51.7
Plant............................             227.6              222.5
Equipment........................             239.5              245.0
                                     --------------  -----------------
                                              518.0              519.2
Less: Accumulated depreciation...            (174.9)            (165.4)
                                     --------------  -----------------
Net property, plant and equipment    $        343.1  $           353.8
                                     ==============  =================


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

As of March 31, 2004, TFSH had total assets of $160.8, consisting primarily of financing receivables and lease related equipment, and total liabilities of $144.5, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of March 31, 2004, the maximum exposure to loss under these guarantees was approximately $14. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage.

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

NOTE K -- NET INVESTMENT IN SALES-TYPE LEASES

From time to time, the Company leases new and used products manufactured and sold by the Company to domestic and foreign distributors, end users and rental companies. The Company provides specialized financing alternatives that include sales-type leases, operating leases and short-term rental agreements.

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

NOTE L -- EARNINGS PER SHARE

                                                              For the
                                                   Three Months Ended March 31,
                                               (in millions, except per share data)
                                       ----------------------------------------------------
                                                  2004                       2003
                                                Restated                   Restated
                                       -------------------------  -------------------------
                                       Income          Per-Share  Income          Per-Share
                                       (Loss)  Shares    Amount   (Loss)  Shares    Amount
                                       ------  ------  ---------  ------  ------  ---------
Basic earnings per share
 Net Income..........................  $ 18.7    48.8  $    0.38  $  9.5    47.2  $    0.20
Effect of dilutive securities:
 Stock Options.......................     ---     2.0                ---     0.8
 Shares held by deferred compensation
   Plan..............................     ---     ---                ---     0.8
 Contingently issuable shares for
   acquisitions......................     ---     ---                ---     0.6
                                       ------  ------             ------  ------
Net Income...........................  $ 18.7    50.8  $    0.37  $  9.5    49.4  $    0.19
                                       ======  ======  =========  ======  ======  =========


Options to purchase 214 thousand and 2,169 thousand shares of Common Stock were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in Note C -- "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 772 thousand shares for the three months ended March 31, 2003 are not included in the computation of diluted earnings per share. At March 31, 2004, due to the market price of the Company's Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months ended March 31, 2004.

NOTE M -- INCOME TAXES

The effective tax rate increased from (346.9%) for the year ended December 31, 2003 to 22.1% in the first quarter of 2004 due mainly to: (a) the fact that the 2003 rate includes the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the asset would not be realized; (b) a goodwill impairment charge recorded during the second quarter of 2003 that is partially non-deductible for income tax purposes; (c) the benefit from the release of valuation allowances due to the Company's German operations indicating that it was more likely than not that the Company would realize the benefits of certain tax assets; and (d) during the first quarter of 2004, the Company successfully resolved a statutory review. The effective tax rate for the three months ended March 31, 2003 was 30.7%, as compared to the effective rate of (346.9%) for the year ended December 31, 2003, mainly due to the significant events in 2003 that are mentioned above.

Excluding the impact of the valuation allowance taken on the U.S. deferred tax asset of $200.7, the effective rate for the year ended December 31, 2003 would have been 48.9%.

NOTE N -- STOCKHOLDERS' EQUITY

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



                                                                   For the Three Months
                                                                      Ended March 31,
                                                              -------------------------------
                                                                  2004               2003
                                                                Restated           Restated
                                                              --------------    --------------

Net income.................................................   $         18.7     $        9.5
Other comprehensive income (loss):
       Translation adjustment..............................             (8.7)             5.3
       Pension liability adjustment........................              0.2              0.2
       Derivative hedging adjustment.......................             (3.8)            (1.3)
                                                              --------------     -------------
Comprehensive income (loss)................................   $          6.4    $        13.7
                                                              ==============     =============

As disclosed in "Note C -- Acquisitions", the Company also issued approximately
0.2 million shares and 0.6 million shares of its Common Stock during the three months ended September 30, 2003 and March 31, 2003 in connection with the acquisitions of Tatra and Commercial Body, respectively.


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

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. During the first quarter of 2003, amounts previously paid for the litigation were returned to the Company. As a result, the Company recorded $2.4 of income in "Other income (expense) -- net" in the Condensed Consolidated Statement of Operations during the first quarter of 2003.

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

Residual Value and Buyback Guarantees

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K -- "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $36.4 at March 31, 2004. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

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

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $10 for the estimated fair value of all guarantees provided as of March 31, 2004.

NOTE P -- RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2004, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Other Postemployment Benefits

The Company has five nonpension postretirement benefit plans. The health care plans are contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes-

Waverly Operations (also known as Koehring Cranes, Inc.), Cedarapids and Simplicity Engineering. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service. Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4.5. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants.


                                                         Pension Benefits                 Other Benefits
                                                     ---------------------------     ------------------------
                                                      For the Three Months Ended        For the Three Months
                                                               March 31,                   Ended March 31,
                                                     ---------------------------     ------------------------
                                                       2004            2003            2004            2003
                                                     -------         --------        --------        --------

Weighted-average assumptions:
   Discount rate.................................       6.00%           6.75%           6.00%           6.75%
   Expected return on plan assets................       8.00%           8.00%            ---             ---
   Rate of compensation increase.................       4.00%           5.00%            ---             ---



                                                                     Pension Benefits                 Other Benefits
                                                                 ---------------------------     ------------------------
                                                                  For the Three Months Ended        For the Three Months
                                                                           March 31,                   Ended March 31,
                                                                 ---------------------------     ------------------------
                                                                     2004         2003              2004           2003
                                                                 -----------   -----------       -----------    ----------

Components of net periodic cost:
   Service cost................................................  $       0.3   $      0.2         $      ---    $    ---
   Interest cost...............................................          1.8          1.8                0.2         0.2
   Expected return on plan assets..............................         (1.9)        (1.7)               ---         ---
   Amortization of prior service cost..........................          0.2          0.1                ---         ---
   Amortization of transition obligation.......................          ---          ---                0.1         0.1
   Recognized actuarial (gain) loss............................          0.6          0.6                0.1         0.1
                                                                 -----------   -----------       -----------    ---------
Net periodic cost (benefit)....................................  $       1.0   $      1.0         $      0.4    $    0.4
                                                                 ===========   ===========       ===========    =========


The Company plans to contribute approximately $3 to its U.S. defined benefit pension plans in 2004. During the three months ended March 31, 2004, the Company contributed $0.2 to its U.S. defined benefit pension plans.

International Plans -- Terex Equipment Limited maintains a government-required defined benefit plan (which includes certain defined contribution elements) covering substantially all of its management employees. Terex Aerials Limited (Ireland) maintains two voluntary defined benefit plans covering its employees. PPM SAS maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. O&K Mining maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees. Fermec maintains a voluntary defined benefit pension plan covering substantially all of its employees. Atlas maintains an unfunded noncontributory defined benefit plan covering substantially all of its employees in Germany. Additionally, Atlas maintains a government required defined benefit plan for its employees in Scotland. Demag maintains two unfunded noncontributory defined benefit plans covering substantially all of its employees in Germany.



                                                                               Pension Benefits
                                                                      ------------------------------------
                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                            2004                 2003
                                                                      ---------------         ------------

The range of assumptions:
   Discount rate..........................................                5.50%--6.00%        5.75%--6.00%
   Expected return on plan assets.........................                2.00%--6.50%        2.00%--7.00%
   Rate of compensation increase..........................                2.75%--4.00%        3.75%--4.25%



                                                                                           Pension Benefits
                                                                                     ----------------------------
                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                                     ----------------------------
                                                                                          2004          2003
                                                                                     -------------  -------------

Components of net periodic cost:
   Service cost....................................................................   $        1.0  $        0.9
   Interest cost...................................................................            3.1           2.7
   Expected return on plan assets..................................................           (1.1)         (0.9)
   Recognized actuarial (gain) loss................................................            0.1           0.2
                                                                                     -------------  -------------
Net periodic cost..................................................................   $        3.1  $        2.9
                                                                                     =============  =============


The Company plans to contribute approximately $10 to its international defined benefit pension plans in 2004. During the three months ended March 31, 2004, the Company contributed $3.5 to its international defined benefit pension plans.


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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months ended March 31, 2004 and 2003. Business segment information is presented below:



                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                      --------------------------
                                                                                           2004          2003
                                                                                         Restated      Restated
                                                                                      ------------  -------------

Sales
   Terex Construction..............................................................    $     401.1   $     316.7
   Terex Cranes....................................................................          210.8         254.4
   Terex Aerial Work Platforms.....................................................          168.0         147.2
   Terex Mining....................................................................           73.5          78.8
   Terex Roadbuilding, Utility Products and Other..................................          216.5         151.0
   Eliminations/Corporate..........................................................          (10.5)        (13.7)
                                                                                      ------------  -------------
       Total.......................................................................    $   1,059.4   $     934.4
                                                                                      ============  =============
Income (Loss) from Operations
   Terex Construction..............................................................    $      16.8   $      14.3
   Terex Cranes....................................................................            6.5           6.5
   Terex Aerial Work Platforms.....................................................           20.3          15.4
   Terex Mining....................................................................            2.0           4.5
   Terex Roadbuilding, Utility Products and Other..................................            5.0          (0.8)
   Eliminations/Corporate..........................................................           (2.7)         (2.3)
                                                                                      ------------  -------------
       Total.......................................................................    $      47.9   $      37.6
                                                                                      ============  =============



                                                                                      March 31,       December
                                                                                        2004          31, 2003
                                                                                      Restated        Restated
                                                                                   -------------  ---------------

Identifiable Assets
   Terex Construction...........................................................   $     1,500.1   $     1,433.8
   Terex Cranes.................................................................           903.0           903.6
   Terex Aerial Work Platforms..................................................           462.4           448.6
   Terex Mining.................................................................           447.5           444.7
   Terex Roadbuilding, Utility Products and Other...............................           681.1           641.1
   Corporate....................................................................         1,829.0         1,803.7
   Eliminations.................................................................        (2,165.8)       (2,121.3)
                                                                                   -------------  ---------------
     Total......................................................................   $     3,657.3   $     3,554.2
                                                                                   =============  ===============



NOTE R -- CONSOLIDATING FINANCIAL STATEMENTS

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

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the Non-guarantor Subsidiaries. The results of businesses acquired are included from the dates of their respective acquisitions.

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


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 (RESTATED)
(IN MILLIONS)

                                                            Wholly-       Non-
                                                Terex        owned      guarantor   Intercompany
                                             Corporation  Guarantors  Subsidiaries  Eliminations  Consolidated
                                             -----------  ----------  ------------  ------------  ------------

Net sales..................................  $      80.2  $    384.8  $      649.8  $      (55.4) $    1,059.4
 Cost of goods sold........................         73.2       332.9         548.3         (55.4)        899.0
                                             -----------  ----------  ------------  ------------  ------------

Gross profit...............................          7.0        51.9         101.5           ---         160.4
 Selling, general & administrative expenses         (8.1)      (33.2)        (71.2)          ---        (112.5)
                                             -----------  ----------  ------------  ------------  ------------

Income (loss) from operations..............         (1.1)       18.7          30.3           ---          47.9
 Interest income...........................          0.2        (0.5)          1.3           ---           1.0
 Interest expense..........................          1.8       (12.9)        (11.4)          ---         (22.5)
 Income (loss) from equity investees.......         15.8         ---           ---         (15.8)          ---
 Other income (expense) -- net.............          1.1        (0.8)         (2.7)          ---          (2.4)
                                             -----------  ----------  ------------  ------------  ------------

Income (loss) before income taxes..........         17.8         4.5          17.5         (15.8)         24.0
 Benefit from (provision for) income taxes.          0.9        (0.4)         (5.8)          ---          (5.3)
                                             -----------  ----------  ------------  ------------  ------------

Net income (loss)..........................  $      18.7  $      4.1  $       11.7  $      (15.8) $       18.7
                                             ===========  ==========  ============  ============  ============



TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 (RESTATED)
(IN MILLIONS)

                                                            Wholly-       Non-
                                                Terex        owned      guarantor   Intercompany
                                             Corporation  Guarantors  Subsidiaries  Eliminations  Consolidated
                                             -----------  ----------  ------------  ------------  ------------

Net sales..................................  $      63.8  $    349.1  $      568.5  $      (47.0) $      934.4
 Cost of goods sold........................         60.3       305.8         488.5         (47.0)        807.6
                                             -----------  ----------  ------------  ------------  ------------

Gross profit...............................          3.5        43.3          80.0           ---         126.8
 Selling, general & administrative expenses         (6.6)      (30.4)        (52.2)          ---         (89.2)
                                             -----------  ----------  ------------  ------------  ------------

Income (loss) from operations..............         (3.1)       12.9          27.8           ---          37.6
 Interest income...........................          0.3         0.2           1.2           ---           1.7
 Interest expense..........................         (6.9)       (6.5)        (12.5)          ---         (25.9)
 Income (loss) from equity investees.......         14.3         ---           ---         (14.3)          ---
 Other income (expense) -- net.............         (1.8)       (0.8)          2.9           ---           0.3
                                             -----------  ----------  ------------  ------------  ------------

Income (loss) before income taxes..........          2.8         5.8          19.4         (14.3)         13.7
 Benefit from (provision for) income taxes.          6.7        (2.8)         (8.1)          ---          (4.2)
                                             -----------  ----------  ------------  ------------  ------------

Net income (loss)..........................  $       9.5  $      3.0  $       11.3  $      (14.3) $        9.5
                                             ===========  ==========  ============  ============  ============


TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET MARCH 31, 2004
(RESTATED)
(IN MILLIONS)

                                                                      Wholly         Non
                                                           Terex       Owned      Guarantor    Intercompany
                                                        Corporation  Guarantors  Subsidiaries  Eliminations  Consolidated
                                                        -----------  ----------  ------------  ------------  ------------

Assets
 Current assets
   Cash and cash equivalents..........................  $     139.6  $      5.8  $      262.6  $        ---  $      408.0
   Trade receivables -- net...........................         23.2       133.0         439.0           ---         595.2
   Intercompany receivables...........................         17.4        17.4          30.1         (64.9)          ---
   Net inventories....................................         75.5       304.8         718.1          17.1       1,115.5
   Other current assets...............................         41.7        22.7         136.1           ---         200.5
                                                        -----------  ----------  ------------  ------------  ------------

     Total current assets ............................        297.4       483.7       1,585.9         (47.8)      2,319.2

   Property, plant & equipment -- net.................          0.2       100.1         242.8           ---         343.1
   Investment in and advances to (from) subsidiaries..        929.5      (359.9)       (261.2)       (308.4)          ---
   Goodwill -- net....................................         13.7       208.2         401.8           ---         623.7
   Other assets -- net................................        (47.6)      192.3         226.6           ---         371.3
                                                        -----------  ----------  ------------  ------------  ------------

Total assets .........................................  $   1,193.2  $    624.4  $    2,195.9  $     (356.2) $    3,657.3
                                                        ===========  ==========  ============  ============  ============

Liabilities and stockholders' equity (deficit)
 Current liabilities
   Notes payable and current portion of long-term debt  $       0.1  $     30.9  $       65.8  $        ---  $       96.8
   Trade accounts payable.............................         31.6       160.0         499.6           ---         691.2
   Intercompany payables..............................         25.4       (85.0)        124.5         (64.9)          ---
   Accruals and other current liabilities.............         51.5        94.3         326.4           ---         472.2
                                                        -----------  ----------  ------------  ------------  ------------

     Total current liabilities .......................        108.6       200.2       1,016.3         (64.9)      1,260.2
 Long-term debt less current portion .................        282.0       402.1         595.3           ---       1,279.4
 Other long-term liabilities .........................         99.5        41.5         273.6           ---         414.6
 Stockholders' equity (deficit) ......................        703.1       (19.4)        310.7        (291.3)        703.1
                                                        -----------  ----------  ------------  ------------  ------------

Total liabilities and stockholders'equity (deficit) ..  $   1,193.2  $    624.4  $    2,195.9  $     (356.2) $    3,657.3
                                                        ===========  ==========  ============  ============  ============

                                       32

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003 (RESTATED)
(IN MILLIONS)

                                                                      Wholly-        Non-
                                                           Terex       Owned      Guarantor    Intercompany
                                                        Corporation  Guarantors  Subsidiaries  Eliminations  Consolidated
                                                        -----------  ----------  ------------  ------------  ------------

Assets
 Current assets
   Cash and cash equivalents..........................  $     148.7  $      2.8  $      316.0  $        ---  $      467.5
   Trade receivables -- net...........................         28.5       107.2         373.6           ---         509.3
   Intercompany receivables...........................         11.7        14.0          18.0         (43.7)          ---
   Net inventories....................................         85.4       264.3         670.4          18.4       1,038.5
   Other current assets...............................         47.9        22.8         133.5           ---         204.2
                                                        -----------  ----------  ------------  ------------  ------------
     Total current assets ............................        322.2       411.1       1,511.5         (25.3)      2,219.5

 Property, plant & equipment -- net ..................          7.3       102.8         243.7           ---         353.8
 Investment in and advances to (from) subsidiaries ...        871.3      (243.6)       (444.1)       (183.6)          ---
 Goodwill -- net .....................................         11.8       230.3         374.6           ---         616.7
 Deferred taxes ......................................        (64.3)       65.9          45.4           ---          47.0
 Other assets -- net .................................          4.9       140.2         172.1           ---         317.2
                                                        -----------  ----------  ------------  ------------  ------------

Total assets .........................................  $   1,153.2  $    706.7  $    1,903.2  $     (208.9) $    3,554.2
                                                        ===========  ==========  ============  ============  ============

Liabilities and stockholders' equity (deficit)
 Current liabilities
   Notes payable and current portion of long-term debt  $       0.1  $     35.6  $       51.1  $        ---  $       86.8
   Trade accounts payable.............................         31.3       124.1         459.5           ---         614.9
   Intercompany payables..............................         20.6        21.3           1.8         (43.7)          ---
   Accruals and other current liabilities.............         35.6       108.6         322.7           ---         466.9
                                                        -----------  ----------  ------------  ------------  ------------

     Total current liabilities .......................         87.6       289.6         835.1         (43.7)      1,168.6
 Long-term debt less current portion.. ...............        272.1       404.8         597.9           ---       1,274.8
 Other long-term liabilities .........................        118.9        35.7         281.6           ---         436.2
 Stockholders' equity (deficit) ......................        674.6       (23.4)        188.6        (165.2)        674.6
                                                        -----------  ----------  ------------  ------------  ------------

Total liabilities and stockholders' equity (deficit) .  $   1,153.2  $    706.7  $    1,903.2  $     (208.9) $    3,554.2
                                                        ===========  ==========  ============  ============  ============


TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 (RESTATED)
(IN MILLIONS)


                                                         Wholly-       Non-
                                             Terex        owned      guarantor   Intercompany
                                          Corporation  Guarantors  Subsidiaries  Eliminations  Consolidated
                                          -----------  ----------  ------------  ------------  ------------
Net cash provided by (used in)
  operating activities..................  $     (12.5) $      9.5  $      (61.4) $        ---  $      (64.4)
                                          -----------  ----------  ------------  ------------  ------------
Cash flows from investing activities:
 Acquisition of business, net of cash
  acquired..............................         (0.6)       (0.5)          ---           ---          (1.1)
 Capital expenditures...................         (0.1)       (3.2)         (5.6)          ---          (8.9)
 Proceeds from sale of assets...........          ---         0.3           0.5           ---           0.8
                                          -----------  ----------  ------------  ------------  ------------
   Net cash used in investing
     activities.........................         (0.7)       (3.4)         (5.1)          ---          (9.2)
                                          -----------  ----------  ------------  ------------  ------------
Cash flows from financing activities:
 Principal borrowings (repayments) of
   long-term debt.......................          ---         ---           ---           ---           ---
 Proceeds from stock options exercised..          4.1         ---           ---           ---           4.1
 Net borrowings (repayments) under
   revolving line of credit agreements..          ---        (0.5)         14.5           ---          14.0
 Other..................................          ---        (2.6)         (0.8)          ---          (3.4)
                                          -----------  ----------  ------------  ------------  ------------
   Net cash provided by (used in)
     financing activities...............          4.1        (3.1)         13.7           ---          14.7
                                          -----------  ----------  ------------  ------------  ------------
Effect of exchange rates on cash and
   cash equivalents.....................          ---         ---          (0.6)          ---          (0.6)
                                          -----------  ----------  ------------  ------------  ------------
Net (decrease) increase in cash and cash
  equivalents...........................         (9.1)        3.0         (53.4)          ---         (59.5)
Cash and cash equivalents, beginning of
   period...............................        148.7         2.8         316.0           ---         467.5
                                          -----------  ----------  ------------  ------------  ------------
Cash and cash equivalents, end of period  $     139.6  $      5.8  $      262.6  $        ---  $      408.0
                                          ===========  ==========  ============  ============  ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 (RESTATED)
(IN MILLIONS)


                                                         Wholly-       Non-
                                             Terex        owned      guarantor   Intercompany
                                          Corporation  Guarantors  Subsidiaries  Eliminations  Consolidated
                                          -----------  ----------  ------------  ------------  ------------
Net cash provided by operating
  activities............................  $      18.5  $      8.1  $       88.2  $        ---  $      114.8
                                          -----------  ----------  ------------  ------------  ------------
Cash flows from investing activities:
 Acquisition of business, net of cash
   acquired ............................          ---        (8.5)          ---           ---          (8.5)
 Capital expenditures ..................         (0.4)       (1.2)         (7.0)          ---          (8.6)
 Proceeds from sale of assets ..........          ---         0.9           1.7           ---           2.6
                                          -----------  ----------  ------------  ------------  ------------
    Net cash used in investing
      activities........................         (0.4)       (8.8)         (5.3)          ---         (14.5)
                                          -----------  ----------  ------------  ------------  ------------
Cash flows from financing activities:
 Principal borrowings (repayments) of
   long-term debt ......................          ---        (0.5)         (1.0)          ---          (1.5)
 Net borrowings (repayments) under
   revolving line of credit agreements .          ---        (1.1)        (21.4)          ---         (22.5)
 Other .................................          ---         ---         (11.6)          ---         (11.6)
                                          -----------  ----------  ------------  ------------  ------------
    Net cash used in financing
      activities........................          ---        (1.6)        (34.0)          ---         (35.6)
                                          -----------  ----------  ------------  ------------  ------------
Effect of exchange rates on cash and
  cash equivalents......................          ---         ---           2.9           ---           2.9
                                          -----------  ----------  ------------  ------------  ------------
Net (decrease) increase in cash and cash
  equivalents...........................         18.1        (2.3)         51.8           ---          67.6
Cash and cash equivalents, beginning of
  period................................        134.0         6.2         212.0           ---         352.2
                                          -----------  ----------  ------------  ------------  ------------
Cash and cash equivalents, end of period  $     152.1  $      3.9  $      263.8  $        ---  $      419.8
                                          ===========  ==========  ============  ============  ============

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events, except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 7, 2004. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with Terex's filings made subsequent to the filing of the original Form 10-Q including the Company's amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed herein.


RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its financial statements for the years ended December 31, 2003. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the period ended March 31, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the period ended March 31, 2004, requiring the Company to restate its financial statements for such period. Additionally, the Company has adjusted its tax accounts for errors identified for the period ended March 31, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q/A.

As previously disclosed, in the third quarter of 2004, the Company commenced a detailed examination of intercompany transactions in an effort to reconcile imbalances in certain of the Company's accounts. Management of the Company conducted this examination and kept the Board of Directors of the Company and the Audit Committee of the Company's Board of Directors (the "Audit Committee") informed of its progress on a regular basis. In addition, the Audit Committee retained independent counsel to advise it with respect to this matter and authorized such counsel to conduct an independent investigation into the circumstances giving rise to the imbalances.

As a result of the Company's internal review, it identified several errors that required a restatement of certain of the Company's financial statements, as described in more detail below and in Note B -- "Restatement of Consolidated Financial Statements" in the Notes to Condensed Consolidated Financial Statements included herein. Accordingly, on January 12, 2005, the Company's management and the Audit Committee concluded that the financial statements for the years ended December 31, 2001, 2002 and 2003 would require restatement and should no longer be relied upon. In addition, on March 3, 2005, the Company's management and the Audit Committee concluded that the financial statements for the year ended December 31, 2000 would require restatement and should no longer be relied upon and on September 8, 2005, the Company's management and the Audit Committee concluded that the financial statements for the quarters ended March 31, 2004 and June 30, 2004 would require restatement to reflect an increase in net income and should no longer be relied upon. The Company's management has since completed its review and completed the restatement of its financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the quarters ended March 31, 2004 and June 30, 2004.

The issues giving rise to the restatement of the Company's previously filed financial statements included:

o Errors were made in the corporate quarterly and annual consolidation of intercompany accounts as a result of failures to properly resolve imbalances received from the Company's various business units.

o As a result of the declining demand for mobile cranes in North America, the Company initiated a series of facility consolidations with the goal of reducing the overall cost of production in North America. During the transition, as well as during other periods, there was a failure to properly record certain items related to disputed charges, inventory shortages, warranty and third party payables activity.

o During 2002, the Company consolidated North American distribution for its articulated and rigid trucks, loader backhoes, Schaeff mini excavators and Fuchs scrap handling equipment into its Southaven, Mississippi distribution facility. The increased level of activity and complexity contributed to errors in the timely and accurate reconciliation of certain intercompany imbalances, resulting in cost not being recorded.

o Beginning in 2000, the Company began the integration of several operations in its Light Construction business. During the second half of 2002, the Company initiated facility consolidations in its Light Construction business. During the transition and related turnover of employees as well as at other times, there was a failure to complete intercompany reconciliations in a timely manner, which led to errors in accounting for, and recording of, costs.

o As part of the review and subsequent correction of an imbalance in intercompany notes, errors in the accounting for costs associated with warranty and inventory charges were identified as having been improperly offset against intercompany amounts at the Company's German mining operations.

o Errors were made in the timely reconciliation of transactions between the Company's various business units, which buy and sell products and services from each other in the normal course of their operations. In addition, other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to the timely reconciliation of certain accruals (including in the compact and heavy equipment businesses in the Company's Construction segment), foreign currency adjustments, and the disposition of a foreign sales distribution business. These errors occurred mainly in the Construction and Cranes segments.

o In connection with the January 14, 2002 acquisition by the Company of the Schaeff Group of Companies, a German manufacturer of compact construction equipment and a full range of scrap material handlers, an error was made in the recording of the Company's investment, which led to an overstatement of goodwill and stockholder's equity.

o Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of SFAS No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and the Company has consistently applied this accounting treatment. The Company has now determined that it should have translated goodwill each period to reflect changes in the foreign currency exchange rate.

o Management has also identified an error with respect to the Company's foreign defined benefit plans. The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. Management also determined that it was not properly accounting for its equity based compensation. The Company did not record the Company's common stock held in a rabbi trust (at cost) as treasury stock within stockholders' equity and a corresponding liability within non-current liabilities. In addition, the Company should have reclassified the non-current liability established through December 31, 2003 to additional paid-in capital within stockholders' equity and reclassified other equity based compensation from current liabilities to additional paid-in capital within stockholders' equity.

o Management has determined that adjustments to the timing of revenue recognition of certain arrangements are required, including in three particular transactions in 2000 and 2001, two involving United Rentals, Inc. and one with a third-party financial institution, because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers.

o Errors were identified in the accounting for goodwill in certain acquisitions related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. As a result of giving effect to this restatement adjustment, the Company reduced its 2003 goodwill impairment.

o As a result of giving effect to the restatement adjustments, the Company was required to reassess the restated deferred tax assets as to their need for a deferred tax asset valuation allowance in light of the objective evidence available prior to the original issuance date of those financial statements. The Company concluded that there was a need for a deferred tax asset valuation allowance in the restated financials at December 31, 2003.

o Errors were identified by the Company in its accounting for income taxes related to goodwill and tax contingencies.

As a result of the issues identified during the Company's review which resulted in the need to restate previously issued financial statements, the Company has implemented changes to its internal control over financial reporting, and has also launched further improvement initiatives in its financial reporting system. See Part I, Item 4, "Controls and Procedures," of this Form 10-Q/A for further information on the Company's actions.

All amounts presented below have been adjusted to reflect the restatement.

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

Included in Eliminations/Corporate are the eliminations of intercompany activity among the five segments, as well as general and corporate items.


OVERVIEW

The Company is a diversified global manufacturer of capital equipment serving the construction, infrastructure and surface mining markets. Terex's strategy is to use its position as a low fixed and total cost manufacturer to provide its customers with the best return on their capital investment.

In the first quarter of 2004, the Company noted improved economic conditions in many end-markets as the Company's backlog increased in substantially all of its businesses. Recent acquisitions, such as Genie and Demag Mobile Cranes GmbH & Co. KG and affiliates ("Demag"), made positive contributions, while tight end-markets and currency moves (particularly the weakness of the U.S. dollar relative to other currencies in which the Company does business) negatively impacted the Company's financial performance. Overall, during the first quarter of 2004, the Company experienced a strengthened backlog and moderate revenue growth. Backlog increased $316 million, or 66%, compared to the first quarter of 2003.

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


RESTRUCTURING

Prior to 2004, the Company initiated numerous restructuring programs in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not had a material negative impact on operating results or the Company's liquidity. These initiatives are intended to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. See Note F -- "Restructuring and Other Charges" in the Company's Condensed Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2003


TEREX CONSOLIDATED

                              Three Months Ended March 31,
                        ----------------------------------------
                                2004                 2003
                              Restated             Restated
                        --------------------  ------------------
                                  % of Sales          % of Sales  % Change
                        --------------------  ------------------  --------
                                 ($ amounts in millions)
Net Sales.............  $1,059.4              $934.4                 13.4%
Gross Profit..........  $  160.4       15.1%  $126.8       13.6%     26.5%
SG&A..................  $  112.5       10.6%  $ 89.2        9.5%     26.1%
Income from operations  $   47.9        4.5%  $ 37.6        4.0%     27.4%


Total net sales for the three months ended March 31, 2004 totaled $1,059.4 million, an increase of $125.0 million when compared to the same period in 2003. The impact of a weaker dollar relative to the British Pound and the Euro increased sales by approximately 8% when compared to the first quarter of 2003. Sales fell relative to the first quarter of 2003 in the Cranes segment as a result of continuing weak market conditions in North America, as well as lower new and used machine sales in the European crane business. Mining sales declined relative to the first quarter of 2003, in part because of the temporary disruption in order activity due to the uncertainty surrounding the attempted sale of the mining truck business in the second half of 2003. These declines were offset by sales generated by the acquisition of Tatra, higher sales of aerial work platform products driven by increased demand in the United States, and increased sales of compact construction and crushing and screening equipment in Europe and North America. During the first quarter of 2004, the Company's backlog increased in substantially all of its businesses, reflecting improved economic conditions in many end markets.

Total gross profit for the three months ended March 31, 2004 totaled $160.4 million, an increase of $33.6 million when compared to the same period in 2003. During the first quarter of 2003, the Company recorded $5.0 million of charges primarily related to the fair value of inventory acquired at Genie and Demag as well as costs related to the closure of the Company's EarthKing Internet business. The acquisition of the Tatra and ATC businesses increased gross profit by approximately $7 million when compared to the first quarter of 2003. Gross profit increased in all segments other than the Mining segment, where lower sales in South Africa offset other gross profit improvements. The Company's gross profit was also negatively impacted by the increased value of the Euro and the British Pound in the first quarter of 2004. This negatively impacted the gross profit recognized on products produced in Europe and sold in U.S. dollars. The Company continues to address recent market increases in steel pricing and potential availability concerns and has taken several actions to mitigate the impact of these events on the Company.

Total selling, general and administrative costs ("SG&A") increased for the three months ended March 31, 2004 by $23.3 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately one-third of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the first quarter of 2004. The acquisitions of the Tatra and ATC businesses accounted for approximately 20% of the increase in SG&A. The majority of the remaining increases were experienced in the Aerial Work Platforms and Construction segments, and were the result of higher sales levels.

Income from operations increased by $10.3 million for the three months ended March 31, 2004 when compared to the same period in 2003. The Company benefited from sales increases in the Aerial Work Platforms and Construction segments as well as from the acquisition of Tatra. These gains were partially offset by lower operating profits earned in the Cranes segment as a result of weak demand in the North American crane businesses, as well as lower sales realized in the European crane businesses. Operating profit relative to the first quarter 2003 declined in the Mining segment, primarily due to lower sales of large mining shovels. The Company continues to see improvements in the economic outlook for many of the businesses in the Construction segment, as well as in the Aerial Work Platforms segment. The Company has also begun to see increased demand for its mining products as a result of recent improvements in commodity pricing.

TEREX CONSTRUCTION

                             Three Months Ended March 31,
                        --------------------------------------
                               2004                2003
                             Restated            Restated
                        ------------------  ------------------
                                % of Sales          % of Sales  % Change
                                ----------          ----------  --------
                                ($ amounts in millions)
Net Sales.............  $401.1              $316.7                 26.6%
Gross Profit..........  $ 53.0       13.2%  $ 41.8       13.2%     26.8%
SG&A..................  $ 36.2        9.0%  $ 27.5        8.7%     31.6%
Income from operations  $ 16.8        4.2%  $ 14.3        4.5%     17.5%


Net sales in the Terex Construction segment increased by $84.4 million for the three months ended March 31, 2004 when compared to the same period in 2003 and totaled $401.1 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 12% when compared to the first quarter of 2003. Excluding the effect of changes in foreign currency, sales in the compact construction equipment, crushing and screening and scrap handling businesses increased when compared to the comparable period in 2003, while sales of heavy construction equipment fell, primarily as a result of lower sales of off-highway trucks and of Atlas products. Sales of compact construction equipment benefited in part from the Company's ability to leverage the Terex brand in the United States and recovering end-market conditions. Sales in the crushing and screening business increased, particularly in the United States, when compared to the comparable period in 2003.

Gross profit increased to $53.0 million for the three months ended March 31, 2004, an increase of $11.2 million when compared to 2003 results for the same period. Gross margins, defined as gross profit as a percentage of sales, improved in the compact construction equipment and crushing and screening businesses when compared to the first quarter of 2003 as a result of improved pricing, cost reductions from consolidation of compact equipment manufacturing facilities in 2003 and the benefit of higher production volumes. Gross margins in the heavy equipment businesses fell when compared to the first quarter of 2003, as the weakening of the U.S. dollar relative to the British Pound depressed margins earned on U.S. dollar denominated transactions in the off-highway truck business. In addition, during the first quarter of 2004, the percentage of orders sold in U.S. dollars was significantly higher than the historical average, further depressing margins.

SG&A costs for the three months ended March 31, 2004 totaled $36.2 million, an increase of $8.7 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro increased SG&A costs by approximately $4 million when compared to the first quarter of 2003. Approximately 86% of the segment's SG&A costs are incurred in either British Pounds or Euro. The remaining increase in SG&A was due primarily to increased spending for new product development, sales and marketing efforts and increased administrative costs in the heavy and compact equipment businesses.

Income from operations for the three months ended March 31, 2004 totaled $16.8 million, an increase of $2.5 million when compared to $14.3 million for the same period in 2003.


TEREX CRANES

                             Three Months Ended March 31,
                        --------------------------------------
                               2004                2003
                             Restated            Restated
                        ------------------  ------------------
                                % of Sales          % of Sales  % Change
                                ----------          ----------  --------
                                ($ amounts in millions)
Net Sales.............  $210.8              $254.4                (17.1%)
Gross Profit..........  $ 29.9       14.2%  $ 26.9       10.6%     11.2%
SG&A..................  $ 23.4       11.1%  $ 20.4        8.0%     14.7%
Income from operations  $  6.5        3.1%  $  6.5        2.6%      ---


Net sales for the Terex Cranes segment for the three months ended March 31, 2004 decreased by $43.6 million and totaled $210.8 million when compared to $254.4 million for the same period in 2003. The year-over-year decrease was due to a decline in the number of used cranes sold during the first quarter of 2004, a large one-time public works sale that occurred in 2003, a continuing soft end-market in North America, and the sale of the Company's fork-lift business, Schaeff Incorporated, and its Crane & Machinery, Inc. ("C&M") distribution business in November 2003. Sales in the first quarter of 2003 were also strengthened due to the order fulfillment of Demag's significant backlog that existed at the time of its acquisition by Terex in August 2002. The decrease in net sales was partially offset by the effect of a weaker U.S. dollar relative to the Euro, an increase in sales volume of all terrain and rough terrain cranes in Australia, as well as strong markets in Italy, the U.K. and the Asia/Pacific region. The tower crane business also continued to show signs of growth.

Gross profit for the three months ended March 31, 2004 increased by $3.0 million relative to the same period in 2003 and totaled $29.9 million. The sale of the Schaeff Incorporated and C&M businesses reduced gross profit by $0.6 million in the first quarter of 2004 when compared to the same period in 2003. Gross profit fell in the North American cranes businesses primarily as a result of lower production volumes when compared to the first quarter of 2003, and were partially offset by improvements in the international mobile crane businesses as well as in the tower crane businesses. Included in gross profit for the first quarter of 2003 is a $2.1 million non-recurring reduction of gross profit related to fair value accounting at Demag. The fair value adjustment related to the acquired inventory of Demag. In addition, the cost reduction impact of past restructuring activities related to the acquisition of Demag are positively reflected in the year-over-year results.

SG&A costs for the three months ended March 31, 2004 totaled $23.4 million, an increase of $3.0 million over the same period in 2003. The sale of Schaeff Incorporated and C&M reduced SG&A costs in the first quarter of 2004 by $0.6 million relative to the first quarter of 2003. Cost reductions achieved in the North American cranes businesses in response to continued weak market conditions were offset by the impact of a weaker U.S. dollar relative to the Euro. Approximately 85% of the segment's SG&A costs were incurred in Euro.

Income from operations for the three month periods ended March 31, 2004 and 2003 totaled $6.5 million.


TEREX AERIAL WORK PLATFORMS

                             Three Months Ended March 31,
                        --------------------------------------
                               2004                2003
                             Restated            Restated
                        ------------------  ------------------
                                % of Sales          % of Sales  % Change
                                ----------          ----------  --------
                                   ($ amounts in millions)
Net Sales.............  $168.0              $147.2                 14.1%
Gross Profit..........  $ 36.2       21.5%  $ 29.1       19.8%     24.4%
SG&A..................  $ 15.9        9.5%  $ 13.7        9.3%     16.1%
Income from operations  $ 20.3       12.1%  $ 15.4       10.5%     31.8%


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

Total gross profit for the Aerial Work Platforms segment for the three months ended March 31, 2004 was $36.2 million, an increase of $7.1 million when compared to the same period in 2003. Gross profit for the first quarter of 2003 included a $0.6 million charge related to certain fair value adjustments to Genie's inventory values recorded at the time of acquisition; no such charges were included in 2004 results. Gross profit also improved relative to 2003, as the Aerial Work Platforms segment benefited from the impact of higher volumes of equipment sales.

Total SG&A costs for the three months ended March 31, 2004 totaled $15.9 million, an increase of $2.2 million from the same period in 2003. The increase was due primarily to higher commissions and related costs arising from higher sales levels.

Income from operations for the Aerial Work Platforms segment for the three months ended March 31, 2004 was $20.3 million, an increase of $4.9 million from the same period in 2003 due to the higher sales volume and improved margins.


TEREX MINING

                            Three Months Ended March 31,
                        ------------------------------------
                               2004               2003
                             Restated           Restated
                        -----------------  -----------------
                               % of Sales         % of Sales  % Change
                               ----------         ----------  --------
                                 ($ amounts in millions)
Net Sales.............  $73.5              $78.8                 (6.7%)
Gross Profit..........  $11.2       15.2%  $11.8       15.0%     (5.1%)
SG&A..................  $ 9.2       12.5%  $ 7.3        9.3%     26.0%
Income from operations  $ 2.0        2.7%  $ 4.5        5.7%    (55.6%)



Net sales in the Terex Mining segment decreased by $5.3 million to $73.5 million in the first quarter of 2004 compared to $78.8 million in the comparable period in 2003. The decrease in sales was mainly attributable to the temporary disruption in order activity due to the uncertainty surrounding the attempted sale of the mining truck business in the second half of 2003. On December 10, 2003, the Company announced that it had terminated its discussions to sell the mining truck business. Additionally, there was an unusually high level of new mining shovel sales in the first quarter of 2003.

Gross profit decreased by $0.6 million in the three months ended March 31, 2004 when compared to the comparable period in 2003 and totaled $11.2 million. Gross profit earned in South Africa decreased due to a change in the mix of products sold in that region.

SG&A expense increased by $1.9 million in the first quarter of 2004 relative to the comparable period in 2003, to a total of $9.2 million. The increase in SG&A is mainly due to the effect of foreign currency exchange fluctuations.

Income from operations for the Terex Mining segment was $2.0 million in the first quarter of 2004, or 2.7% of sales, a decrease of $2.5 million from $4.5 million in the comparable period in 2003. This reduction in operating income was a result of lower sales volumes due to the uncertainty about the future of the Company's mining business and a change in the mix of products sold in South Africa.


TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                             Three Months Ended March 31,
                        --------------------------------------
                               2004                2003
                             Restated            Restated
                        ------------------  ------------------
                                % of Sales          % of Sales  % Change
                                ----------          ----------  --------
                                   ($ amounts in millions)
Net Sales.............  $216.5              $151.0                 43.4%
Gross Profit..........  $ 30.0       13.9%  $ 17.5       11.6%     71.4%
SG&A..................  $ 25.0       11.5%  $ 18.3       12.1%     36.6%
Income from operations  $  5.0        2.3%  $ (0.8)      (0.5%)  (725.0%)


Total net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2004 were $216.5 million, an increase of $65.5 million when compared to the same period in 2003. The acquisition of Tatra on August 28, 2003 increased sales in the first quarter of 2004 by approximately

$44 million when compared to the same period a year ago. Sales increased relative to the first quarter of 2003 in all other businesses reported in the segment. Sales of roadbuilding products increased marginally over the comparable period in 2003, primarily as a result of increased demand for asphalt paving products.

Gross profit for the three months ended March 31, 2004 totaled $30.0 million, an increase of $12.5 million when compared to the same period in 2003. The majority of the increase is due to the acquisition of Tatra, which was partially offset by costs incurred by the ATC business. The Company acquired a majority interest in ATC as a result of its acquisition of Tatra. Gross profit realized in the Utility Products business fell relative to the first quarter of 2003, in part as a result of increases in raw material prices as well as a result of investments made to implement manufacturing process improvements. Gross profit improved in the Roadbuilding businesses as a result of cost reductions implemented during 2003 and increased parts sales. During the first quarter of 2003, the Company recorded a $0.9 million charge related to the closure of its EarthKing Internet subsidiary.

SG&A costs for the segment for the three months ended March 31, 2004 totaled $25.0 million, an increase of $6.7 million when compared to the same period in 2003. The majority of the increase was due to the acquisition of Tatra and ATC.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2004 was $5.0 million, compared to a loss of $0.8 million for the same period in 2003.


NET INTEREST EXPENSE

During the three months ended March 31, 2004, the Company's net interest expense decreased $2.7 million to $21.5 million from $24.2 million for the prior year period. The decrease was due to the overall decrease in debt during the first quarter of 2004 as compared to the same period in 2003 and lower interest rates.


OTHER INCOME (EXPENSE) -- NET

Other income (expense) -- net for the three months ended March 31, 2004 was an expense of $2.4 million as compared to income of $0.3 million for the prior year period. During the three months ended March 31, 2003, the Company recorded income of $2.4 million related to a favorable court judgment on appeal as the defendant in a patent infringement case. This income was partially offset by a loss of $0.8 million related to its Internet e-commerce investments.


INCOME TAXES

During the three months ended March 31, 2004, the Company recognized income tax expense of $5.3 million on income before income taxes of $24.0 million, an effective rate of 22.1%, as compared to income tax expense of $4.2 million on income before income taxes of $13.7 million, an effective rate of 30.7%, in the prior year period. The effective tax rate for the first quarter of 2004 is lower than the prior period rate due to the impact of recording a valuation allowance against current period U.S. income, offsetting changes in assumptions in foreign valuation allowances, the mix of income by jurisdiction, and the impact of statutory reviews concluded in the first quarter of 2004.


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

INVENTORIES -- Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At March 31, 2004, reserves for excess and obsolete inventory totaled $60.0 million.

ACCOUNTS RECEIVABLE -- Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At March 31, 2004, reserves for potentially uncollectible accounts receivable totaled $40.3 million.

GUARANTEES -- The Company has issued guarantees to financial institutions of customer financing to purchase equipment as of March 31, 2004. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

The Company, through its Genie subsidiary, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K -- "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at March 31, 2004 was $36.4 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

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

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $10 million for the estimated fair value of all guarantees provided as of March 31, 2004.

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

Revenue from sales-type leases is recognized at the inception of the lease. Income from operating leases is recognized ratably over the term of the lease. The Company routinely sells equipment subject to operating leases and the related lease payments. If the Company does not retain a substantial risk of ownership in the equipment, the transaction is recorded as a sale. If the Company does retain a substantial risk of ownership, the transaction is recorded as a borrowing, the operating lease payments are recognized as revenue over the term of the lease and the debt is amortized over a similar period.

GOODWILL -- Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. The Company is required annually to review the value of its recorded goodwill to determine if it is potentially impaired. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the Company's weighted average cost of capital. The cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of goodwill, as well as the overall expected value of a given business.

IMPAIRMENT OF LONG LIVED ASSETS -- The Company's policy is to assess its ability to realize on its long lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

ACCRUED WARRANTIES -- The Company records accruals for potential warranty claims based on the Company's prior claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. These warranty costs are based upon management's assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

ACCRUED PRODUCT LIABILITY -- The Company records accruals for potential product liability claims based on the Company's prior claim experience. Accruals for product liability claims are valued based upon the Company's prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company's director of product safety. The Company provides accruals for estimated product liability experience on known claims. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

PENSION BENEFITS -- Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension expense and liabilities related to the Company's plans. The Company utilizes the services of several independent actuaries, whose models are used to facilitate these calculations.

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

INCOME TAXES -- At March 31, 2004, the Company had deferred tax assets of $3.1 million, net of valuation allowances. The income tax expense was $5.3 million for the three months ended March 31, 2004. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

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

A significant portion of the Company's deferred tax assets are comprised of net operating loss ("NOL") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated NOLs of $418.1 million as of December 31, 2003. During the fourth quarter of 2003, and during the subsequent periods, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

       o     The three-year cumulative historical loss for U.S. operations.
       o The acquisitions of Genie and Terex Advance Mixer in 2002 added significantly to the Company's U.S. based income generation. In addition, the Company had begun to see an increase in demand for Genie products in the United States relative to 2002.
       o The Company continued to reduce its long-term debt through the generation of operating cash flow, thereby reducing interest expense in the United States relative to prior periods.
       o The Company has undergone significant restructuring in the United States to address market conditions in its North American crane business as well as its Roadbuilding businesses. The Company believes that these businesses are now properly sized for current business volumes and that their respective end markets have stabilized.
       o The Company has not yet taken advantage of several tax strategies that would allow it to accelerate the utilization of accumulated NOLs.

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings are not sufficient to fully utilize the Company's U.S. deferred tax assets and therefore, recorded a valuation allowance for the year ended December 31, 2003 and for subsequent periods.

In addition to its domestic NOLs, the Company has accumulated $887.7 million of foreign NOLs at December 31, 2003. During the fourth quarter of 2003, and during the subsequent period, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future.

In the three months ended March 31, 2004, no change in the valuation allowance was recorded as a discrete item in determining the Company's income tax provision.

Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax filing positions taken by the Company. The Company's practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax assessments, including interest and penalties, if applicable. The Company believes it records and/or discloses tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

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

Cash from operations is dependent on the Company's ability to generate net income through the sales of the Company's products and by reducing its investment in working capital. During 2003, the Company's focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company recently initiated a series of programs, collectively known as TIP, aimed at improving operating earnings and net income as a percentage of sales and at reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company's liquidity. During the first quarter of 2004 and 2003, the Company sold, without recourse, accounts receivable approximating 23% and 25% of its first quarter revenue in 2004 and 2003, respectively, to provide additional liquidity.

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

The Company's ability to generate cash from operations is subject to the following factors:

       o A substantial number of the Company's customers fund their purchases through third party finance companies. Finance companies extend credit to customers based on the credit worthiness of the customers and the expected residual value of the Company's equipment. Changes in either the customers' credit rating or in used equipment values may impact the ability of customers to purchase equipment.
       o As the Company's sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The TIP initiatives described above are intended to reduce the relative increase in working capital.
       o As described above, the Company insures and sells a significant portion of its accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from the Company, and may choose to limit or discontinue further purchases from the Company at any time. Changes in customers' credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company may impact the Company's cash flow from operations.
       o The Company purchases material and services from its suppliers on terms extended based on the Company's overall credit rating. Changes in the Company's credit rating may impact suppliers' willingness to extend terms and increase the cash requirements of the business.
       o Sales of the Company's products are subject to general economic conditions, weather, competition and foreign currency fluctuations, and other such factors that in many cases are outside the Company's direct control. For example, during periods of economic uncertainty, many of the Company's customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

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

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company's future compliance with its financial covenants will depend on its ability to generate earnings, cash flow from working capital reductions, other asset sales and cost reductions from its restructuring programs.

The Company's bank credit facilities also have various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis, and requiring the Company to refrain from taking certain actions, such as incurring certain types of prohibited indebtedness and granting liens not permitted under the facilities. The Company has obtained a waiver from its bank lending group that allows the Company until March 1, 2006 to provide its lenders with its financial information for the year ended December 31, 2004 and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The Company's future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission ("SEC") on a timely basis.

The interest rates charged under the Company's bank credit facilities are subject to adjustment based on the Company's consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.41% at March 31, 2004.

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

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company's ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company's recent failure to file certain of its periodic reports on a timely basis will limit the ability of the Company to access the capital markets using short-form registration for a period of twelve months from the date the Company becomes current with all of its SEC filings. In addition, the terms of the Company's bank credit facility and senior subordinated notes restrict the Company's ability to make further borrowings and to sell substantial portions of its assets.

CASH FLOWS

Cash flow from operations for the three months ended March 31, 2004 was a net use of $64.4 million. Approximately $81 million of cash was used for working capital purposes in preparation for the second quarter selling season. The Company defines working capital as the sum of accounts receivable and inventory less accounts payable. Cash flow from operations decreased by $179.2 million in the first quarter of 2004 when compared to the same period in 2003. During the first quarter of 2003, the Company generated approximately $93 million from the reduction of working capital. A significant portion of the working capital reduction in the first quarter of 2003 was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

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

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K -- "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees under sales-type leases was $36.4 million at March 31, 2004. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

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

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $10 million for the estimated fair value of all guarantees provided as of March 31, 2004.

Variable Interest Entities

In April 2001, Genie entered into a joint venture arrangement with a European financial institution, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. ("GFSH"). GFSH was established to facilitate the financing of Genie's products sold in Europe. Genie contributed $4.7 million in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 million and $0.6 million, respectively, in cash to GFSH.

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

As of March 31, 2004, TFSH had total assets of $160.8 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $144.5 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of March 31, 2004, the maximum exposure to loss under these guarantees was approximately $14 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage.

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

      ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

FOREIGN EXCHANGE RISK

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2004, the Company had foreign currency contracts with a notional value of $174.6 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $9 million at March 31, 2004.

INTEREST RATE RISK

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. Prime Rate and LIBOR. The Company uses interest rate swaps to manage its interest rate risk. At March 31, 2004, approximately 50% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 6%.

At March 31, 2004, the Company had approximately $100 million of interest rate swaps fixing interest rates at 6.52% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $5 million at March 31, 2004.

At March 31, 2004, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 3.61% and 5.59% at March 31, 2004. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $12 million.

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

COMMODITIES RISK

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted by extreme movements in material pricing and from availability of these materials. For example, steel prices have increased and steel availability has decreased in response to higher demand caused from a recovering end-market and higher consumption of emerging market countries, such as China. In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. The Company actively manages its material supply sourcing and prices, and may employ various methods to limit risk associated with commodity pricing and availability.
                        ITEM 4 -- CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q/A, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of March 31, 2004, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2004 because of the material weaknesses discussed below and because the Company was unable to file the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 within the time periods specified in the SEC's rules. Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A make a fair statement in all material respects of the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b) Changes in Internal Control Over Financial Reporting

In connection with their audit of the Company's financial statements for the year ended December 31, 2003, PricewaterhouseCoopers LLP ("PwC"), the Company's independent auditors, did not report any material weaknesses related to the Company's internal controls. PwC did, however, advise management and the Audit Committee of the Board of Directors of two conditions with respect to the Company's design or operations of internal controls that needed improvement.

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

As a result, the Company implemented changes to its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended March 31, 2004, to enhance its internal control over financial reporting in these areas.

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

(c) Effectiveness of Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to March 31, 2004 and prior to filing this Form 10-Q/A, the Company identified the material weaknesses described below in its annual assessment of the effectiveness of the Company's internal control over financial reporting. These material weaknesses also existed as of March 31, 2004.


     o The Company did not maintain effective controls over its financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Specifically, this control deficiency directly contributed to the material weaknesses described below, as well as resulting in errors in the timing of revenue recognition of certain transactions and not maintaining effective controls over the Company's acquisition accounting, primarily resulting in errors in accruing for estimated future legal expenses, assumed product liabilities and certain asset valuations.

         This control deficiency also resulted in errors in net sales, cost of goods sold, goodwill, accounts receivable, accrued warranties and product liability and other non-current liabilities resulting in restatements of the 2000, 2001, 2002 and 2003 annual consolidated financial statements, the consolidated financial statements for the interim periods in 2003 and the first two quarters of 2004. This control deficiency further resulted in audit adjustments at two of the Company's operating locations to the cost of sales and inventory accounts in the 2004 annual consolidated financial statements due to the Company not maintaining effective controls over its accounting for inventory; specifically, the reconciliation of parts and finished goods inventory accounts and the costing of internally transferred parts and work in process inventory were not sufficient to ensure the completeness and accuracy of those accounts.

     o The Company did not maintain effective controls over the recording and elimination of its intercompany accounts. As a result of an internal investigation into the Company's intercompany accounting practices, management determined that the Company did not maintain effective controls over the proper accounting for and monitoring of the recording of its intercompany transactions. This control deficiency resulted in management's failure to detect the improper recording of elimination entries related to intercompany transactions, resulting in restatements of the 2000, 2001, 2002 and 2003 annual consolidated financial statements, the consolidated financial statements for the interim periods in 2003 and the first two quarters of 2004. This control deficiency primarily impacted cost of goods sold, accounts payable, goodwill and cumulative translation adjustment.

     o The Company did not maintain effective controls over its accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This control deficiency resulted in restatements of the 2000, 2001, 2002 and 2003 annual consolidated financial statements, the consolidated financial statements for the interim periods in 2003 and the first two quarters of 2004 as well as audit adjustments to the 2004 annual consolidated financial statements.

     o The Company did not maintain effective controls over its accounting for goods received but not yet invoiced. The Company's processes, procedures and controls at two of the Company's operating locations, including reconciliation and review related to the completeness and accuracy of its goods received not invoiced liability, were ineffective. The goods received not invoiced account at the two locations was not adequately documented and differences were not adequately analyzed between detailed account listings and amounts recorded in the general ledger. This control deficiency resulted in restatement adjustments to the 2003 annual consolidated financial statements, as well as the consolidated financial statements for the interim periods in 2003 and the first two quarters of 2004. In addition, the control deficiency resulted in audit adjustments at one of these locations to the cost of sales and goods received not invoiced liability accounts in the 2004 annual consolidated financial statements.

     o The Company did not maintain effective controls over its accounting for goodwill denominated in foreign currencies. The Company's processes, procedures and controls related to certain asset valuations, in addition to the translation of certain goodwill accounts denominated in a currency other than U.S. dollars, were not sufficient to ensure that goodwill was accurately recorded in accordance with generally accepted accounting principles. This control deficiency resulted in restatements of the 2000, 2001, 2002 and 2003 annual consolidated financial statements, the consolidated financial statements for the interim periods in 2003 and the first two quarters of 2004, as well as adjustments to the 2004 annual consolidated financial statements. This control deficiency primarily affected goodwill and accumulated other comprehensive income.

     o The Company did not maintain effective controls over its accounting for certain of its retirement and other benefit plans. Specifically, the Company's processes, procedures and controls related to the use of actuarial information in the determination of its minimum pension liability for foreign defined benefit plans were not sufficient to ensure that such liability was accurately recorded. In addition, the Company's processes, procedures and controls related to the accounting for the Company's common stock component of its deferred compensation plan were not effective. This control deficiency resulted in restatements of the 2000, 2001, 2002 and 2003 annual consolidated financial statements, the consolidated financial statements for the interim periods in 2003 and the first two quarters of 2004, as well as adjustments to the 2004 consolidated financial statements. This control deficiency primarily impacted other long-term liability, accumulated other comprehensive income, additional paid-in capital and treasury stock.

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management has determined that each of these control deficiencies constitutes a material weakness in the Company's internal control over financial reporting.

(d) Management's Remediation Initiatives

In response to the material weaknesses identified and upon instructions received from the Audit Committee of the Company's Board of Directors, the Company has taken a number of substantial actions and will continue to take further significant steps to strengthen its control processes and procedures in order to remediate the material weaknesses. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended December 31, 2004 and subsequently to address the material weaknesses described above:

       o The Company has changed the reporting relationship for operating financial personnel, so that they now report directly to the corporate finance group, and ultimately the Company's Chief Financial Officer, rather than to operational managers.
       o The Company has taken disciplinary actions and/or made changes with respect to certain personnel as a result of the errors in accounting and failure to account in accordance with generally accepted accounting principles.
       o The Company now requires periodic activity balancing, so that both parties recognize intercompany transactions at the same time. In the event of a dispute, the receiving party is required to recognize the transaction and escalate the dispute within the corporate finance group, so that reconciling items not resolved between the parties within a specified time frame are promptly resolved by the Company.
       o The Company has added additional personnel, including: hiring a new Vice President of Information Technology and a new human resources director dedicated to the Company's financial organization, both reporting to the Company's Chief Financial Officer; appointing a new Chief Accounting Officer and Controller, reporting to the Company's Chief Financial Officer; hiring a new Vice President of Internal Audit, reporting directly to the Chairman of the Audit Committee and for administrative purposes to the Company's Chief Financial Officer; hiring an intercompany controller and hiring other financial personnel in the corporate accounting, field location and internal audit areas.
       o The Company engaged an outside service provider to review the Company's existing set of internal controls and recommend process improvements specifically related to the treatment of intercompany activity.
       o The Company's Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Human Resources and several others conducted full day mandatory meetings for approximately 350 of the Company's executives on a worldwide basis concerning business practices, the Company's Code of Ethics and Conduct, compliance, full disclosure and other matters.
       o The Company has provided additional training in the application of U.S. generally accepted accounting principles to financial personnel in the U.S. and internationally.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended March 31, 2004 and subsequently to address the reportable condition, regarding accounting for income taxes, previously disclosed in the Company's Quarterly Report on Form 10-Q for the interim period ended March 31, 2004 and subsequently identified above as a material weakness as of December 31, 2004:

       o The Company, with the assistance of an outside service provider, established procedures to more effectively and accurately accumulate detailed support for approximately eighty foreign tax basis balance sheets and related processes to identify the deferred tax items.

       o The Company conducted income tax training sessions with financial personnel.
       o The Company revised its tax provision processes (including a redesign of U.S. federal and state tax provision processes) to improve visibility, accuracy and support.
       o      The Company has increased staffing in the tax department.

The Company intends to take further actions to remediate the material weaknesses noted above and improve controls overall which actions are intended to prevent this type of situation from occurring in the future including:

       o Providing enhanced and ongoing training for financial and tax personnel.
       o Adding additional personnel in key areas throughout the Company's financial organization.
       o Increasing internal audit capabilities and other oversight to verify compliance with the Company's policies and procedures.
       o Simplifying the Company's legal and reporting entity structure to facilitate the processing of intercompany transactions and simplify the tax reporting processes.
       o Implementing a common information technology platform/business management system worldwide for use throughout the Company to facilitate the accounting for and reconciliation of transactions as well as to provide other operational benefits.
       o Developing an education program providing training to employees on how to handle different types of business issues to promote an open and transparent global business culture where the Company's employees use responsible business practices.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that the Company's controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

The Company will continue to develop new policies and procedures and educate and train its employees on its existing policies and procedures in a continual effort to improve its internal control over financial reporting and will take further actions as appropriate. The Company views this as an ongoing project to which it will be devoting significant resources and which will need to be maintained and updated over time.

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

On January 12, 2005, the Company's management and the Audit Committee concluded that the financial statements for the years ended December 31, 2001, 2002 and 2003 would require restatement and should no longer be relied upon. On March 3, 2005, the Company's management and the Audit Committee concluded that the financial statements for the year ended December 31, 2000 would require restatement and should no longer be relied upon. On September 8, 2005, the Company's management and the Audit Committee concluded that the financial statements for the quarters ended March 31, 2004 and June 30, 2004 would require restatement and should no longer be relied upon. The Company's management has since completed its review and will be completing in the very near future the restatement of its financial statements for the years ended December 31, 2000, 2001, 2002 and 2003. For more information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Note B of the Notes to Condensed Consolidated Financial Statements, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements" and Item 4 "Controls and Procedures."

The Company was advised verbally by the SEC that the SEC has commenced an investigation of Terex's accounting. Subsequently, on February 1, 2006, the Company received a copy of a written order of a private investigation from the SEC. For additional information regarding the SEC investigation of Terex, see the Company's Current Report on Form 8-K filed with the SEC on October 27, 2005. In addition, the Company has periodically updated its website, www.terex.com, regarding the status of the SEC investigation. Terex has been voluntarily cooperating with the SEC and will continue to cooperate fully to furnish the SEC staff with information needed to complete their review.

Terex has also received a subpoena from the SEC dated May 9, 2005, in a matter entitled "In the Matter of United Rentals, Inc." The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. Terex is also cooperating fully with this investigation.

On September 14, 2005, in the Superior Court of the State of Connecticut, a class action and derivative complaint was filed entitled Michael Morter, derivately on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant. The complaint alleges breach of fiduciary duty and breach of the Company's by-laws. The action is at the very early stages and the Company has no information other than as set forth in the complaint. Plaintiffs have filed a Motion for Summary Judgment requesting that the court order the Company to hold an annual meeting of shareholders which has not been held to date due to the inability of the Company to satisfy SEC and New York Stock Exchange rules. In connection therewith, the court has directed the Company to hold an annual meeting of its shareholders on or before June 1, 2006. The Company intends to vigorously defend the matter.

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties." In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others:

       o the Company's business is highly cyclical and weak general economic conditions may affect the sales of its products and its financial results;
       o the sensitivity of construction, infrastructure and mining activity and products produced for the military to interest rates and government spending;
       o     the ability to successfully integrate acquired businesses;
       o     the retention of key management personnel;
       o the Company's businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;
       o     the effects of changes in laws and regulations;
       o the Company's business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics;
       o the Company's continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;
       o the financial condition of suppliers and customers, and their continued access to capital;
       o the Company's ability to timely manufacture and deliver products to customers;
       o the Company's significant amount of debt and its need to comply with restrictive covenants contained in the Company's debt agreements;
       o limitations on the Company's ability to access the capital markets using short form SEC documents;
       o the Company's ability to maintain adequate disclosure controls and procedures, maintain adequate internal controls over financial reporting and file its periodic reports with the SEC on a timely basis;
       o     the investigation of the Company by the SEC;
       o     compliance with applicable environmental laws and regulations; and
       o     other factors.

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

       (b)   Reports on Form 8-K:

             During the quarter ended March 31, 2004, the Company filed or furnished the following Current Reports on Form 8-K:

             -- A report on Form 8-K was filed on January 23, 2004, announcing that Rick Nichols was named to the position of President of Terex Material Processing and Mining.

             -- A report on Form 8-K was filed on February 4, 2004, announcing the intention of the Company to make presentations at a number of conferences and the departure of Thys de Beer from the Company.

             -- A report on Form 8-K was filed on February 9, 2004, announcing a conference call to be held to review the Company's year-end 2003 financial results and 2004 outlook.

             -- A report on Form 8-K was filed on February 18, 2004, announcing the intention of the Company to amend its financial statements for the first three quarters of 2003 to revise the accounting for its deferred compensation plan.

             -- A report on Form 8-K was furnished on February 18, 2004, providing the Company's press release reviewing the Company's financial results for the year-ended December 31, 2003 and its 2004 outlook.

             -- A report on Form 8-K/A was furnished on February 19, 2004, providing corrected information with respect to the Company's financial results for the year-ended December 31, 2003.

             -- A report on Form 8-K was filed on February 26, 2004, announcing the Company's hosting of a meeting with analysts on February 26, 2004.

             -- A report on Form 8-K was filed on March 1, 2004, announcing that a transcript of the February 26, 2004 meeting with analysts was posted on the Company's website.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TEREX CORPORATION
                                                      (Registrant)

Date: February 17, 2006                        /s/ Phillip C. Widman
                                               ------------------------------
                                               Phillip C. Widman
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date: February 17, 2006                        /s/ Jonathan D. Carter
                                               ------------------------------
                                               Jonathan D. Carter
                                               Vice President, Controller
                                               and Chief Accounting Officer
                                               (Principal Accounting Officer)

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

10.10 Terex Corporation 2004 Annual Incentive Compensation Plan incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

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

10.29 Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Filver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

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