Form 10-Q/A
period 2004-06-30
TEREX CORP
filed 2006-02-17
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10 - Q/A

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

                              YES [ ]        NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b -2 of the Exchange Act.

LARGE ACCELERATED FILER [X]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              YES [ ]        NO [X]

Number of outstanding shares of common stock: 49.4 million as of August 4, 2004.

The Exhibit Index begins on page 79.

                                EXPLANATORY NOTE

Terex Corporation (the "Company" or "Terex") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") for the quarter ended June 30, 2004 to amend the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 previously filed by the Company (the "Form 10-Q") in order to restate its condensed consolidated financial statements for the three and six month periods ending June 30, 2004 and June 30, 2003.

This Form 10-Q/A is part of the Company's restatement of its financial statements for the years ended December 31, 2002 and 2003 in an Annual Report on Form 10-K for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission ("SEC") substantially contemporaneously herewith. That Annual Report on Form 10-K also will include restated selected financial data for the years ended December 31, 2000 and 2001. In addition, Terex is amending its filing for the interim period ended March 31, 2004 in an Amendment to Quarterly Report on Form 10-Q/A. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors. The accompanying condensed consolidated financial statements and notes thereto set forth herein summarizes the nature of the adjustments recorded to correct previously issued financial statements.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q/A.

For information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Note B of the Notes to Condensed Consolidated Financial Statements, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements," and Item 4 - "Controls and Procedures." For additional information regarding the background of these matters, see the Company's Current Reports on Form 8-K furnished to the SEC from October 27, 2004 through the date of this Form 10-Q/A with respect to this matter.

All amounts referenced in this Quarterly Report on Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Terex has not amended its Quarterly Report on Form 10-Q for the interim period ended June 30, 2003. The information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in such other report should no longer be relied upon.

The following items originally included in the Form 10-Q are amended by this Form 10-Q/A:

        o       Part I, Item 1, Condensed Consolidated Financial Statements;
        o Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations;

        o Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk;
        o       Part I, Item 4, Controls and Procedures;
        o       Part II, Item 5, Other Information;
        o       Part II, Item 6, Exhibits and Reports on Form 8-K.

The Chief Executive Officer and Chief Financial Officer of Terex have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act in this Form 10-Q/A.

Except for the items mentioned above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 6, 2004. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with Terex's filings made subsequent to the filing of the original Form 10-Q, including the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed above.

                                      INDEX
                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q/A filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2004 (the "Guarantors") of the Company's $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note S to the Company's June 30, 2004 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                       State or other
                                       jurisdiction of   I.R.S. employer
                                      incorporation or   identification
Guarantor                               organization         number
-----------------------------------   ----------------   ---------------
Amida Industries, Inc.                 South Carolina         57-0531390
Benford America, Inc.                     Delaware            76-0522879
BL-Pegson USA, Inc.                      Connecticut          31-1629830
Cedarapids, Inc.                            Iowa              42-0332910
CMI Dakota Company                      South Dakota          46-0440642
CMI Terex Corporation                     Oklahoma            73-0519810
CMIOIL Corporation                        Oklahoma            73-1125438
EarthKing, Inc.                           Delaware            06-1572433
Finlay Hydrascreen USA, Inc.             New Jersey           22-2776883
Fuchs Terex, Inc.                         Delaware            06-1570294
Genie Access Services, Inc.              Washington           91-2073567
Genie China, Inc.                        Washington           91-1973009
Genie Financial Services, Inc.           Washington           91-1712115
Genie Holdings, Inc.                     Washington           91-1666966
Genie Industries, Inc.                   Washington           91-0815489
Genie International, Inc.                Washington           91-1975116
Genie Manufacturing, Inc.                Washington           91-1499412
GFS Commercial LLC                       Washington               n/a
GFS National, Inc.                       Washington           91-1959375
Go Credit Corporation                    Washington           91-1563427
Koehring Cranes, Inc.                     Delaware            06-1423888
Lease Servicing & Funding Corp.          Washington           91-1808180
O & K Orenstein & Koppel, Inc.            Delaware            58-2084520
Payhauler Corp.                           Illinois            36-3195008
Powerscreen Holdings USA Inc.             Delaware            61-1265609
Powerscreen International LLC             Delaware            61-1340898
Powerscreen North America Inc.            Delaware            61-1340891
Powerscreen USA, LLC                      Kentucky            31-1515625
PPM Cranes, Inc.                          Delaware            39-1611683
Product Support, Inc.                     Oklahoma            73-1488926
Royer Industries, Inc.                  Pennsylvania          24-0708630
Schaeff Incorporated                        Iowa              42-1097891
Spinnaker Insurance Company                Vermont            03-0372517
Standard Havens, Inc.                     Delaware            43-0913249
Standard Havens Products, Inc.            Delaware            43-1435208
Terex Advance Mixer, Inc.                 Delaware            06-1444818
Terex Bartell, Inc.                       Delaware            34-1325948
Terex Cranes, Inc.                        Delaware            06-1513089
Terex Financial Services, Inc.            Delaware            45-0497096
Terex Mining Equipment, Inc.              Delaware            06-1503634
Terex Utilities, Inc.                     Delaware            04-3711918
Terex Utilities South, Inc.               Delaware            74-3075523
Terex-RO Corporation                       Kansas             44-0565380
Terex-Telelect, Inc.                      Delaware            41-1603748
The American Crane Corporation         North Carolina         56-1570091
Utility Equipment, Inc.                    Oregon             93-0557703

                                                                                                   Page No.
                                                                                                   --------
PART I    FINANCIAL INFORMATION

  Item 1  Condensed Consolidated Financial Statements
          TEREX CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statement of Operations -
                 Three months and six months ended June 30, 2004 and 2003..........................       5
            Condensed Consolidated Balance Sheet - June 30, 2004 and December 31, 2003.............       6
            Condensed Consolidated Statement of Cash Flows -
                 Six months ended June 30, 2004 and 2003...........................................       7
            Notes to Condensed Consolidated Financial Statements - June 30, 2004...................       8
  Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations....      40
  Item 3  Quantitative and Qualitative Disclosures About Market Risk...............................      68
  Item 4  Controls and Procedures..................................................................      69

PART II   OTHER INFORMATION

  Item 1  Legal Proceedings........................................................................      72
  Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........      73
  Item 3  Defaults Upon Senior Securities..........................................................      73
  Item 4  Submission of Matters to a Vote of Security Holders......................................      74
  Item 5  Other Information........................................................................      74
  Item 6  Exhibits and Reports on Form 8-K.........................................................      76

SIGNATURES.........................................................................................      78

EXHIBIT INDEX......................................................................................      79

                          PART 1. FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                     ------------------------    ------------------------
                                                        2004          2003          2004          2003
                                                      Restated      Restated      Restated      Restated
                                                     ----------    ----------    ----------    ----------
Net sales ........................................   $  1,332.5    $  1,050.1    $  2,391.9    $  1,984.5
Cost of goods sold ...............................      1,139.8         934.5       2,038.8       1,742.1
                                                     ----------    ----------    ----------    ----------
     Gross profit ................................        192.7         115.6         353.1         242.4
Selling, general and administrative expenses .....       (119.6)       (101.0)       (232.1)       (190.2)
Goodwill impairment ..............................           --         (44.3)           --         (44.3)
                                                     ----------    ----------    ----------    ----------
        Income (loss) from operations ............         73.1         (29.7)        121.0           7.9
Other income (expense):
     Interest income .............................          1.4           2.1           2.4           3.8
     Interest expense ............................        (23.4)        (26.6)        (45.9)        (52.5)
     Other income (expense) - net ................         19.8          (4.8)         17.4          (4.5)
                                                     ----------    ----------    ----------    ----------
     Income (loss) before income taxes ...........         70.9         (59.0)         94.9         (45.3)
(Provision for) benefit from income taxes ........         (7.6)         13.5         (12.9)          9.3
                                                     ----------    ----------    ----------    ----------
Net income (loss) ................................   $     63.3    $    (45.5)   $     82.0    $    (36.0)
                                                     ==========    ==========    ==========    ==========
Per common share:
     Basic .......................................   $     1.29    $    (0.96)   $     1.68    $    (0.76)
                                                     ==========    ==========    ==========    ==========
     Diluted .....................................   $     1.24    $    (0.96)   $     1.61    $    (0.76)
                                                     ==========    ==========    ==========    ==========

Weighted average number of shares outstanding in
  per share calculation:
        Basic ....................................         49.1          47.6          48.9          47.4
        Diluted ..................................         51.0          47.6          50.9          47.4

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         (in millions, except par value)

                                                                                   June 30,      December 31,
                                                                                     2004            2003
                                                                                   Restated        Restated
                                                                                 ------------    ------------
Assets
   Current assets
      Cash and cash equivalents ..............................................   $      454.5    $      467.5
      Trade receivables (net of allowance of $36.4 at June 30, 2004
          and $38.3 at December 31, 2003) ....................................          641.1           509.3
      Inventories ............................................................        1,092.7         1,038.5
      Deferred taxes .........................................................           80.1            78.6
      Other current assets ...................................................          127.2           125.6
                                                                                 ------------    ------------
      Total current assets ...................................................        2,395.6         2,219.5
   Long-term assets
      Property, plant and equipment ..........................................          337.9           353.8
      Goodwill ...............................................................          629.2           616.7
      Deferred taxes .........................................................           34.7            47.0
      Other assets ...........................................................          306.9           317.2
                                                                                 ------------    ------------
   Total assets ..............................................................   $    3,704.3    $    3,554.2
                                                                                 ============    ============
Liabilities and Stockholders' Equity
   Current liabilities
      Notes payable and current portion of long-term debt ....................   $       75.7    $       86.8
      Trade accounts payable .................................................          784.1           614.9
      Accrued compensation and benefits ......................................           92.5            89.7
      Accrued warranties and product liability ...............................           85.8            89.7
      Other current liabilities ..............................................          300.7           287.5
                                                                                 ------------    ------------
      Total current liabilities ..............................................        1,338.8         1,168.6
   Non-current liabilities
      Long-term debt, less current portion ...................................        1,187.1         1,274.8
      Other ..................................................................          433.7           436.2
   Commitments and contingencies
   Stockholders' equity
      Common stock, $.01 par value - authorized 150.0 shares; issued 50.5
          and 50.0 shares at June 30, 2004 and December 31, 2003, respectively            0.5             0.5
      Additional paid-in capital .............................................          840.4           813.5
      Accumulated deficit ....................................................         (123.2)         (205.2)
      Accumulated other comprehensive income .................................           73.8           110.4
      Less cost of shares of common stock in treasury - 2.0 and 1.9 shares at
          June 30, 2004 and December 31, 2003, respectively ..................          (46.8)          (44.6)
                                                                                 ------------    ------------
          Total stockholders' equity .........................................          744.7           674.6
                                                                                 ------------    ------------
      Total liabilities and stockholders' equity .............................   $    3,704.3    $    3,554.2
                                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                  (in millions)

                                                                                      For the Six Months
                                                                                        Ended June 30,
                                                                                 ----------------------------
                                                                                     2004            2003
                                                                                   Restated        Restated
                                                                                 ------------    ------------
Operating Activities
     Net income (loss) .......................................................   $       82.0    $      (36.0)
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation ........................................................           29.1            27.5
         Amortization ........................................................            8.0             5.9
         Impairment charges and asset write downs ............................             --            65.5
         Loss on retirement of debt ..........................................            1.5             1.4
         Gain on sale of fixed assets ........................................          (19.0)           (2.9)
         Changes in operating assets and liabilities (net of effects of acquisitions):
              Trade receivables ..............................................         (105.7)           38.5
              Inventories ....................................................          (95.6)           50.5
              Trade accounts payable .........................................          181.3            42.3
              Other, net .....................................................           (3.2)           (9.1)
                                                                                 ------------    ------------
                  Net cash provided by operating activities ..................           78.4           183.6
                                                                                 ------------    ------------
Investing Activities
     Acquisition of businesses, net of cash acquired .........................           (9.6)           (8.7)
     Capital expenditures ....................................................          (15.7)          (14.1)
     Proceeds from sale of assets ............................................           24.0             3.5
                                                                                 ------------    ------------
                  Net cash used in investing activities ......................           (1.3)          (19.3)
                                                                                 ------------    ------------
Financing Activities
     Principal repayments of long-term debt ..................................          (75.0)          (53.0)
     Proceeds from stock options exercised ...................................            5.5             0.7
     Net borrowings (repayments) under revolving line of credit agreements ...           (2.2)          (36.5)
     Payment of premium on early retirement of debt ..........................             --            (2.2)
     Other, net ..............................................................          (15.1)          (16.4)
                                                                                 ------------    ------------
                  Net cash used in financing activities ......................          (86.8)         (107.4)
                                                                                 ------------    ------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents .................           (3.3)           11.2
                                                                                 ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents .........................          (13.0)           68.1
Cash and Cash Equivalents at Beginning of Period .............................          467.5           352.2
                                                                                 ------------    ------------
Cash and Cash Equivalents at End of Period ...................................   $      454.5    $      420.3
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

Except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events, except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 6, 2004. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with the Company's filings made subsequent to the filing of the original Form 10-Q ,including the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed herein.

NOTE A - BASIS OF PRESENTATION

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

In the opinion of management, all adjustments considered necessary for a fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note P - "Litigation and Contingencies." Substantially all receivables were trade receivables at June 30, 2004 and December 31, 2003.

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

The following table summarizes the changes in the consolidated product warranty liability:

                                                             For the
                                                         Six Months Ended
                                                          June 30, 2004
                                                             Restated
                                                         ----------------
Balance at beginning of period .......................   $           69.6
Accruals for warranties issued during the period .....               36.0
Changes in estimates .................................               (1.9)
Settlements during the period ........................              (36.6)
Foreign exchange effect ..............................               (1.2)
                                                         ----------------
Balance at end of period .............................   $           65.9
                                                         ================

Stock-Based Compensation. At June 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") to stock-based employee compensation.

                                                            For the Three Months         For the Six Months
                                                               Ended June 30,              Ended June 30,
                                                          ------------------------    ------------------------
                                                             2004          2003          2004          2003
                                                           Restated      Restated      Restated      Restated
                                                          ----------    ----------    ----------    ----------
Reported net income (loss) ............................   $     63.3    $    (45.5)   $     82.0    $    (36.0)

Deduct: Total stock-based employee compensation expense
 determined under fair value based methods for all
 awards, net of related income tax effects ............         (1.6)         (1.0)         (3.4)         (2.1)
                                                          ----------    ----------    ----------    ----------
Pro forma net income (loss) ...........................   $     61.7    $    (46.5)   $     78.6    $    (38.1)
                                                          ==========    ==========    ==========    ==========
Per common share:
  Basic:
    Reported net income (loss) ........................   $     1.29    $    (0.96)   $     1.68    $    (0.76)
                                                          ----------    ----------    ----------    ----------
    Pro forma net income (loss) .......................   $     1.26    $    (0.98)   $     1.61    $    (0.80)
                                                          ----------    ----------    ----------    ----------
  Diluted:
    Reported net income (loss) ........................   $     1.24    $    (0.96)   $     1.61    $    (0.76)
                                                          ----------    ----------    ----------    ----------
    Pro forma net income (loss) .......................   $     1.21    $    (0.98)   $     1.54    $    (0.80)
                                                          ==========    ==========    ==========    ==========

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  For the Three Months         For the Six Months
                                                     Ended June 30,              Ended June 30,
                                                ------------------------    ------------------------
                                                   2004          2003          2004          2003
                                                ----------    ----------    ----------    ----------
Dividend yields .............................          0.0%          0.0%          0.0%          0.0%
Expected volatility .........................        51.10%        52.16%        51.10%        52.16%
Risk-free interest rates ....................         4.04%         4.59%         4.04%         4.59%
Expected life (in years) ....................         10.0          10.0          10.0           9.7
Aggregate fair value of options granted .....   $      1.1    $      0.1    $      7.1    $      4.6
Weighted average fair value at date of
 grant for options granted ..................   $    21.39    $    12.22    $    22.42    $     7.61

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

NOTE B - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q/A.

The following tables set forth the restatement of the Company's previously issued statement of operations for the three and six months ended June 30, 2004 and 2003 and the Company's restated balance sheet as of June 30, 2004 and December 31, 2003, on a summary basis.

All other information presented in the notes to these financial statements is presented on a restated basis.

STATEMENTS OF OPERATIONS:

                                                     For the Three Months         For the Six Months
                                                      Ended June 30, 2003         Ended June 30, 2003
                                                   ------------------------    ------------------------
                                                       As                          As
                                                   Originally        As        Originally        As
                                                    Reported      Restated      Reported      Restated
                                                   ----------    ----------    ----------    ----------
Net sales ......................................   $  1,048.8    $  1,050.1    $  1,976.5    $  1,984.5
Cost of goods sold .............................   $    932.1    $    934.5    $  1,730.1    $  1,742.1
Gross profit ...................................   $    116.7    $    115.6    $    246.4    $    242.4
Selling, general and administrative expenses ...   $   (100.9)   $   (101.0)   $   (190.1)   $   (190.2)
Goodwill impairment ............................   $    (51.3)   $    (44.3)   $    (51.3)   $    (44.3)
Income (loss) from operations ..................   $    (35.5)   $    (29.7)   $      5.0    $      7.9
Other income (expense) - net ...................   $     (4.9)   $     (4.8)   $     (4.6)   $     (4.5)
Income (loss) before income taxes ..............   $    (64.9)   $    (59.0)   $    (48.3)   $    (45.3)
Benefit from (provision for) income taxes ......   $     13.1    $     13.5    $      8.5    $      9.3
Net Income (loss) ..............................   $    (51.8)   $    (45.5)   $    (39.8)   $    (36.0)
Per common share:
    Basic ......................................   $    (1.09)   $    (0.96)   $    (0.84)   $    (0.76)
    Diluted ....................................   $    (1.09)   $    (0.96)   $    (0.84)   $    (0.76)

                                                     For the Three Months         For the Six Months
                                                      Ended June 30, 2004         Ended June 30, 2004
                                                   ------------------------    ------------------------
                                                       As                          As
                                                   Originally        As        Originally        As
                                                    Reported      Restated      Reported      Restated
                                                   ----------    ----------    ----------    ----------
Net sales ......................................   $  1,336.4    $  1,332.5    $  2,380.2    $  2,391.9
Cost of goods sold .............................   $  1,141.4    $  1,139.8    $  2,024.9    $  2,038.8
Gross profit ...................................   $    195.0    $    192.7    $    355.3    $    353.1
Selling, general and administrative expenses ...   $   (119.2)   $   (119.6)   $   (231.2)   $   (232.1)
Income (loss) from operations ..................   $     75.8    $     73.1    $    124.1    $    121.0
Income (loss) before income taxes ..............   $     73.6    $     70.9    $     98.0    $     94.9
Benefit from (provision for) income taxes ......   $    (14.5)   $     (7.6)   $    (21.9)   $    (12.9)
Net Income (loss) ..............................   $     59.1    $     63.3    $     76.1    $     82.0
Per common share:
    Basic ......................................   $     1.20    $     1.29    $     1.55    $     1.68
    Diluted ....................................   $     1.17    $     1.24    $     1.50    $     1.61

BALANCE SHEET:

                                                      As of June 30, 2004      As of December 31, 2003
                                                   ------------------------    ------------------------
                                                       As                          As
                                                   Originally        As        Originally        As
                                                    Reported      Restated      Reported      Restated
                                                   ----------    ----------    ----------    ----------
Trade receivables ..............................   $    660.9    $    641.1    $    540.2    $    509.3
Inventories ....................................   $  1,075.9    $  1,092.7    $  1,009.7    $  1,038.5
Current deferred taxes .........................   $     55.4    $     80.1    $     53.9    $     78.6
Other current assets ...........................   $    124.3    $    127.2    $    122.7    $    125.6
Total current assets ...........................   $  2,371.0    $  2,395.6    $  2,194.0    $  2,219.5
Property, plant and equipment ..................   $    354.2    $    337.9    $    370.1    $    353.8
Goodwill .......................................   $    615.9    $    629.2    $    603.5    $    616.7
Deferred taxes .................................   $    227.2    $     34.7    $    238.9    $     47.0
Other assets ...................................   $    298.2    $    306.9    $    317.3    $    317.2
Total assets ...................................   $  3,866.5    $  3,704.3    $  3,723.8    $  3,554.2
Trade accounts payable .........................   $    776.7    $    784.1    $    608.6    $    614.9
Accrued compensation and benefits ..............   $    100.8    $     92.5    $     94.5    $     89.7
Accrued warranties and product liability .......   $     84.6    $     85.8    $     88.5    $     89.7
Other current liabilities ......................   $    284.1    $    300.7    $    281.0    $    287.5
Total current liabilities ......................   $  1,321.9    $  1,338.8    $  1,159.4    $  1,168.6
Other non-current liabilities ..................   $    425.5    $    433.7    $    412.9    $    436.2
Additional paid-in capital .....................   $    802.9    $    840.4    $    795.1    $    813.5
Retained earnings (accumulated deficit) ........   $    118.0    $   (123.2)   $     41.9    $   (205.2)
Cumulative translation adjustment ..............   $     54.0    $    105.4    $     79.6    $    140.0
Accumulated other comprehensive income .........   $     29.3    $     73.8    $     57.0    $    110.4
Cost of shares of common stock in treasury .....   $    (18.7)   $    (46.8)   $    (17.8)   $    (44.6)
Total stockholders' equity .....................   $    932.0    $    744.7    $    876.7    $    674.6
Total liabilities and stockholders' equity .....   $  3,866.5    $  3,704.3    $  3,723.8    $  3,554.2

Net cash from operating activities, financing activities and investing activities for the six months ended June 30, 2004 and 2003 did not change from previously issued results. The impact of the restatement on individual lines items within operating activities are reflected in the consolidated statement of cash flows for the six months ended June 30, 2004 and 2003.

The cumulative effect of the restatement of the Company's previously filed financial statements was to reduce retained earnings as of June 30, 2004, December 31, 2003 and 2002 by $241.2 (of which $200.7 relates to the tax valuation allowance discussed below), $247.1 (of which $200.7 relates to the tax valuation allowance discussed below) and $46.0, respectively, which includes tax benefits of (provisions for) $9.0, ($185.7) and $6.7, respectively. Total stockholders' equity as of June 30, 2004, December 31, 2003 and December 31, 2002 decreased by $187.3 (of which $200.7 relates to the tax valuation allowance discussed below), $202.1 (of which $200.7 relates to the tax valuation allowance discussed below), and $42.3 respectively. The issues giving rise to the restatement of the Company's previously filed financial statements, and the pre-tax adjustments resulting therefrom, are summarized below:

North American Cranes (Cranes Segment): The Company failed to properly record certain items related to inventory shortages, warranty and third party payables activity. These items were improperly recorded to intercompany accounts that were not timely reconciled, leading to costs totaling $0.0 in the three and six months ended June 30, 2004 and $0.0 and $1.7 in the three and six months ended June 30, 2003, respectively, not being recorded as expenses.

North American Distribution (Construction Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances and resulted in costs totaling $0.0 in the three and six months ended June 30, 2004, and $0.3 in the three and six months ended June 30, 2003 not being recorded as expenses.

Light Construction (Roadbuilding, Utility Products and Other Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances which resulted in errors in the recording of intercompany transactions and, as a result, costs totaling $0.0 in the three and six months ended June 30, 2004, and $0.7 and $1.3 in the three and six months ended June 30, 2003, respectively, were not recorded as expenses.

Compact Equipment (Construction Segment): The Company failed to reconcile the accrual for goods received not invoiced to underlying detailed records for raw material and parts inventory in connection with assessing the appropriateness of the accrued liability. As a result, costs totaling $0.5 and $1.0 in the three and six months ended June 30, 2004, and $0.2 and $0.3 were not recorded for the three months and six months ended June 30, 2003, respectively.

Other Intercompany Imbalances and Other Items: The Company's various business units buy and sell products and services from each other in the normal course of operations. Errors were identified as a result of not reconciling intercompany activity in a timely manner between certain business units. Other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to foreign currency adjustments. In addition, certain benefit accruals were corrected in 2004 periods. As a result of these aggregate errors, expenses were not recorded totaling $0.3 and $0.9 in the three and six months ended June 30, 2004, and $0.3 and $0.7 in the three and six months ended June 30, 2003, respectively. These errors occurred mainly in the Construction and Cranes segments.

Schaeff Goodwill: On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"), a German manufacturer of compact construction equipment and a full range of scrap material handlers. An error in the recording of the Company's investment, led to an overstatement of goodwill and the cumulative translation adjustment account within other comprehensive income within stockholders' equity in the amount of $23.5, beginning in 2002.

Revenue Recognition: The Company has determined that there were errors in the timing of revenue recognition in certain transactions because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers. The correction of these errors has resulted in an increase (decrease) in revenue of ($3.9) and $11.7 for the three months and six months ended June 30, 2004 and $1.3 and $8.0 for the three months and six months ended June 30, 2003. As a result of these adjustments, there was an increase (decrease) in pre-tax income of ($1.0) and $0.2 in the three months and six months ended June 30, 2004 and $0.8 and $1.4 in the three months and six months ended June 30, 2003.

Acquisition Accounting: During the Company's review of the accounting for certain of its acquisitions, errors were identified related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. These errors also resulted in an overstatement of goodwill at the time of the acquisitions. As the goodwill was subsequently impaired, such errors also resulted in an overstatement of the goodwill impairment by $7.0 during the year ended December 31, 2003. As a result of these aggregate errors, expenses were not recorded totaling $0.9 and $1.4 in the three months and six months ended June 30, 2004. In addition, expenses totaling $0.4 and $1.1 were not recorded in the three months and six months ended June 30, 2003, which were offset by $7.0 of income relating to a reduction in goodwill impairment from $51.3 to $44.3.

Cumulative Translation Adjustment: Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of SFAS No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and failed to translate this goodwill in subsequent reporting periods at current exchange rates as required by SFAS No. 52. The cumulative impact of this correction has increased (decreased) the Company's goodwill and the translation adjustment account within stockholders' equity by $31.9 as of June 30, 2004, $32.3 as of December 31, 2003 and ($0.6) as of December 31, 2002. In addition, the reconciliation of intercompany imbalances described in the previous paragraphs affected the translation adjustment account within stockholders' equity.

Retirement and Other Benefit Plans: During the Company's review of its foreign defined benefit plans in 2004, an error was identified in the application of SFAS No. 87, "Employers' Accounting for Pensions." The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. The net result of correcting this error was a reduction in other comprehensive income (net of taxes) as of June 30, 2004 and December 31, 2003 totaling $7.0 and $6.9, respectively. In addition, non-current liabilities increased as of June 30, 2004 and December 31, 2003 by $10.0 and $9.8, respectively. The Company also determined it was not properly accounting for equity based compensation in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" and APB No. 25 as permitted by SFAS No. 123. Prior to January 1, 2004, the Company's deferred compensation plan permitted participants to transfer their investments between the plan's investment options and such deferred compensation was recorded as a non-current liability on the balance sheet. Effective January 1, 2004, the plan was revised to prohibit transfers between investment options; this revision resulted in a reclassification of the current and non-current liability established through December 31, 2003 to additional paid-in capital within stockholders' equity. As of December 31, 2003, the net result of correcting these errors was a decrease in current liabilities totaling $5.2, an increase in non-current liabilities totaling $14.4, an increase in paid in capital totaling $17.7 and an increase in treasury stock totaling $26.8. As of June 30, 2004, the net result was a decrease in current liabilities totaling $5.7, a decrease in non-current liabilities totaling $3.0, an increase in paid in capital of $36.8 and an increase in treasury stock totaling $28.1.

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

As a result of the pre-tax income restatement adjustments discussed above, a reassessment was performed as to the likely realization of the Company's U.S. deferred tax assets at each reporting date. The reassessment of the realizability of the Company's deferred tax assets resulted in a valuation allowance being recorded at December 31, 2003 in the restated financial statements. This increased the Company's deferred tax valuation allowance and corresponding tax expense in 2003 by $200.7 million and reduced tax expense in the three months ended June 30, 2004 by $9.0 million. Based on the profitability of the Company in 2004 and significant, profitable backlog generated in early 2005, the valuation allowance was reversed in the quarter ended December 31, 2004.

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

NOTE C - ACQUISITIONS AND DIVESTITURES

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

Divestitures

During the second quarter of 2004, the Company sold certain legacy parts businesses for $2.5 in cash and promissory notes, as the Company's strategy is to focus on supporting core Terex products. These legacy parts businesses were included in the Terex Cranes and Terex Mining segments prior to their sale and resulted in a loss of

$2.3 recorded in cost of goods sold. In addition, the Company entered into a 10 year non-compete agreement with the purchaser of these businesses for a $0.8 promissory note.

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

NOTE D - GOODWILL

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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                                            Terex
                                                                   Terex                 Roadbuilding,
                                                                   Aerial                   Utility
                                        Terex         Terex         Work       Terex     Products and
                                     Construction     Cranes     Platforms     Mining        Other         Total
                                     ------------   ---------    ---------   ---------   -------------   ---------
Balance at December 31, 2003
   (Restated) ....................   $      325.8   $    98.6    $    53.0          --   $       139.3   $   616.7
Acquisitions .....................             --          --          9.0          --             6.4        15.4
Foreign exchange effect/other ....           (0.1)       (2.9)          --          --             0.1        (2.9)
                                     ------------   ---------    ---------   ---------   -------------   ---------
Balance at June 30, 2004
   (Restated) ....................   $      325.7   $    95.7    $    62.0          --   $       145.8   $   629.2
                                     ============   =========    =========   =========   =============   =========

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

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

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

Changes in the fair value of derivatives that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair value of exposures being hedged. The change in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income and are recognized in earnings as the hedged transactions occur. Any ineffectiveness is recognized in earnings immediately.

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency and lease obligations in operating profit. On the Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At June 30, 2004, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at June 30, 2004 was a loss of $1.1, which is recorded in other non-current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months and six months ended June 30, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

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

The Company is also a party to currency exchange forward contracts that mature within 15 months, to manage its exposure to changing currency exchange rates. At June 30, 2004, the Company had $270.8 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before September 30, 2005. The fair market value of these swaps at June 30, 2004 was a gain of $7.2. At June 30, 2004, $261.8 notional amount of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. For these cash flow hedges, during the three months and six months ended June 30, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At June 30, 2004, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as a net asset of $6.1 and $4.1, respectively.

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

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

                                               For the                    For the
                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2004          2003          2004          2003
                                      ----------    ----------    ----------    ----------
Balance at beginning of period ....   $      2.7    $      0.8    $      6.5    $      2.1
Additional gains (losses) .........          5.8          (1.3)          5.3          (3.8)
Amounts reclassified to earnings ..         (4.1)         (3.3)         (7.4)         (2.1)
                                      ----------    ----------    ----------    ----------
Balance at end of period ..........   $      4.4    $     (3.8)   $      4.4    $     (3.8)
                                      ==========    ==========    ==========    ==========

The estimated amount of existing pre-tax net gains for derivative contracts in accumulated other comprehensive income as of June 30, 2004 that is expected to be reclassified into earnings during the twelve month period ending June 30, 2005 is $5.8.

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

2004 PROGRAMS

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in cost of goods sold and $0.5 has been recorded in selling, general and administrative expenses. The Company implemented this restructuring because it had concluded that it is more cost-effective to outsource the activities that have been performed at the Loeningen facility. The closure of this facility will reduce employment by approximately 40 employees and will be completed by December 31, 2005. As of June 30, 2004, 28 employees have ceased working for the Company. The cash impact of the program will be approximately $2, excluding any proceeds that may be received from the sale of the facility. The results of Atlas Terex are reported in the Terex Construction segment. The Loeningen closure is expected to generate annual cost savings of approximately $1 when fully implemented.

Also in the second quarter of 2004, the Company recorded a charge of $4.3 in cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company's decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility, which will be completed by December 31, 2005. The cash impact of the program will be approximately $1.7, excluding any proceeds that may be received from the sale of the facility. The Hamilton facility closing is expected to reduce annual operating expenses by approximately $5 when fully implemented.

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

The following table sets forth the components and status of the restructuring charges recorded in the six months ended June 30, 2004 that related to productivity and business rationalization:

                                        Employee
                                       Termination      Asset       Facility
                                          Costs       Disposals    Exit Costs       Other         Total
                                       -----------   ----------    ----------    ----------    ----------
Accrued restructuring charges at
    December 31, 2003 ..............   $       0.1   $       --    $      1.4    $      1.3    $      2.8
Restructuring charges ..............           3.9          4.6           1.0            --           9.5
Cash expenditures ..................            --           --          (0.8)         (0.3)         (1.1)
Non-cash charges ...................            --         (4.6)                         --          (4.6)
                                       -----------   ----------    ----------    ----------    ----------
Accrued restructuring charges at
    June 30, 2004 ..................   $       4.0   $       --    $      1.6    $      1.0    $      6.6
                                       ===========   ==========    ==========    ==========    ==========

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

The following table sets forth the components and status of the restructuring charges recorded in the six months ended June 30, 2004 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                        Employee
                                       Termination       Asset       Facility
                                          Costs        Disposals    Exit Costs       Other       Total
                                       -----------    ----------    ----------    ----------   ----------
Accrued restructuring charges at
    December 31, 2003 ..............   $       1.0    $       --    $      0.6    $       --   $      1.6
Restructuring charges ..............            --           0.8            --            --          0.8
Cash expenditures ..................          (0.5)           --          (0.6)           --         (1.1)
Non-cash charges ...................            --          (0.8)           --            --         (0.8)
                                       -----------    ----------    ----------    ----------   ----------
Accrued restructuring charges at
    June 30, 2004 ..................   $       0.5    $       --    $       --    $       --   $      0.5
                                       ===========    ==========    ==========    ==========   ==========

In the aggregate, the restructuring charges described above incurred during the six months ended June 30, 2004 and 2003 were included in cost of goods sold ($0.8 and $0.0).

NOTE G - INVENTORIES

Inventories consist of the following:

                                           June 30,     December 31,
                                             2004           2003
                                           Restated       Restated
                                         ------------   ------------
Finished equipment ...................   $      370.3   $      395.2
Replacement parts ....................          254.6          250.6
Work-in-process ......................          236.6          187.4
Raw materials and supplies ...........          231.2          205.3
                                         ------------   ------------
Inventories ..........................   $    1,092.7   $    1,038.5
                                         ============   ============

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           June 30,     December 31,
                                             2004           2003
                                           Restated       Restated
                                         ------------   ------------
Property .............................   $       51.1   $       51.7
Plant ................................          220.8          222.5
Equipment ............................          251.5          245.0
                                         ------------   ------------
                                                523.4          519.2
Less: Accumulated depreciation .......         (185.5)        (165.4)
                                         ------------   ------------
Net property, plant and equipment ....   $      337.9   $      353.8
                                         ============   ============

NOTE I - INVESTMENT IN JOINT VENTURE

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

As of June 30, 2004, TFSH had total assets of $170.7, consisting primarily of financing receivables and lease related equipment, and total liabilities of $154.3, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of June 30, 2004, the maximum exposure to loss under these guarantees was approximately $14. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TFSH, in June 2004 the Company contributed an additional $1.9 in cash to TFSH.

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

NOTE J - EQUIPMENT SUBJECT TO OPERATING LEASES

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

NOTE K - NET INVESTMENT IN SALES-TYPE LEASES

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

NOTE L - EARNINGS PER SHARE

                                                                        For the
                                                              Three Months Ended June 30,
                                                         (in millions, except per share data)
                                     ----------------------------------------------------------------------------
                                                     2004                                    2003
                                                   Restated                                Restated
                                     ------------------------------------   -------------------------------------
                                       Income                  Per-Share      Income                    Per-Share
                                       (Loss)       Shares       Amount       (Loss)        Shares       Amount
                                     ----------   ----------   ----------   ----------    ----------   ----------
Basic earnings per share
    Net income (loss) ............   $     63.3         49.1   $     1.29   $    (45.5)         47.6   $    (0.96)

Effect of dilutive securities:
    Stock options ................           --          1.9                        --            --
                                     ----------   ----------                ----------    ----------
Net income (loss) ................   $     63.3         51.0   $     1.24   $    (45.5)         47.6   $    (0.96)
                                     ==========   ==========   ==========   ==========    ==========   ==========

                                                                        For the
                                                               Six Months Ended June 30,
                                                         (in millions, except per share data)
                                     ----------------------------------------------------------------------------
                                                     2004                                    2003
                                                   Restated                                Restated
                                     ------------------------------------   -------------------------------------
                                       Income                  Per-Share      Income                   Per-Share
                                       (Loss)       Shares       Amount       (Loss)        Shares       Amount
                                     ----------   ----------   ----------   ----------    ----------   ----------
Basic earnings per share
    Net income (loss) ............   $     82.0         48.9   $     1.68   $    (36.0)         47.4   $    (0.76)

Effect of dilutive securities:
    Stock Options ................           --          2.0                        --            --
                                     ----------   ----------                ----------    ----------
Net income (loss) ................   $     82.0         50.9   $     1.61   $    (36.0)         47.4   $    (0.76)
                                     ==========   ==========   ==========   ==========    ==========   ==========

Had the Company recognized income (versus a loss) in the three months ended June 30, 2003, diluted shares outstanding would have increased by 1.1 million for the assumed exercise of stock options, 0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.5 million for the Company's contingent obligation to make additional payments for the acquisition of Genie. For the six months ended June 30, 2003, diluted shares outstanding would have increased by 0.9 million for the assumed exercise of stock options,
0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.6 million for the Company's contingent obligation to make additional payments for the acquisition of Genie.

Options to purchase 245 thousand, 1,017 thousand, 230 thousand and 1,593 thousand shares of Common Stock were outstanding during the three months and six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in Note C - "Acquisitions", the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 226 thousand and 499 thousand shares for the three months and six months ended June 30, 2003, respectively, are not included in the computation of diluted earnings per share. At June 30, 2004, due to the market price of the Company's Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months and six months ended June 30, 2004.

NOTE M - INCOME TAXES

The effective tax rate for the three months and six months ended June 30, 2004 was 10.7% and 13.6%, respectively, as compared to an effective rate of (346.9%) for the twelve months ended December 31, 2003. The effective tax rate for the three months and six months ended June 30, 2004 is higher than the prior year's effective tax rate due to (a) the fact that the 2003 rate includes the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the asset would not be realized and (b) the strong financial performance of the Company's Fermec business, where recent performance indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released. The financial impact of this item was recognized in the second quarter, resulting in a three month and six month tax rate that is significantly lower than the full year's tax rate in 2003.

The effective tax rate for the three and six months ended June 30, 2003 was 22.9% and 20.5%, respectively, as compared to the effective rate of (346.9%) for the year ended December 31, 2003. The higher effective tax rate during the three months and six months ended June 30, 2003 was due to the impact of the U.S. valuation allowance mentioned above partially offset by a goodwill impairment related to the Company's roadbuilding reporting unit recorded during the second quarter of 2003. This goodwill impairment charge was only partially deductible for income tax purposes.

Excluding the impact of the valuation allowance taken on the U.S. net deferred tax asset of $200.7, the effective tax rate for the year ended December 31, 2003 would have been 48.9%.

NOTE N - EARLY EXTINGUISHMENT OF DEBT

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

NOTE O - STOCKHOLDERS' EQUITY

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

                                         For the Three Months         For the Six Months
                                            Ended June 30,              Ended June 30,
                                       ------------------------    ------------------------
                                          2004          2003          2004          2003
                                        Restated      Restated      Restated      Restated
                                       ----------    ----------    ----------    ----------
Net income (loss) ..................   $     63.3    $    (45.5)   $     82.0    $    (36.0)
Other comprehensive income (loss):
    Translation adjustment .........        (25.9)         45.6         (34.6)         50.9
    Pension liability adjustment ...         (0.1)         (0.5)          0.1          (0.3)
    Derivative hedging adjustment ..          1.7          (4.6)         (2.1)         (5.9)
                                       ----------    ----------    ----------    ----------
Comprehensive income (loss) ........   $     39.0    $     (5.0)   $     45.4    $      8.7
                                       ==========    ==========    ==========    ==========

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

NOTE P - LITIGATION AND CONTINGENCIES

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

The Company has recorded a liability within "other current liabilities" and "other non-current liabilities" of approximately $10 for the estimated fair value of all guarantees provided as of June 30, 2004.

NOTE Q - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

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

                                                               Pension Benefits
                                             ----------------------------------------------------
                                                      For the                     For the
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Weighted-average assumptions:
   Discount rate .........................         6.00%         6.75%         6.00%         6.75%
   Expected return on plan assets ........         8.00%         8.00%         8.00%         8.00%
   Rate of compensation increase .........         4.00%         5.00%         4.00%         5.00%

                                                               Pension Benefits
                                             ----------------------------------------------------
                                                      For the                     For the
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Components of net periodic cost:
   Service cost ..........................   $      0.4    $      0.1    $      0.7    $      0.3
   Interest cost .........................          1.7           1.7           3.5           3.5
   Expected return on plan assets ........         (1.9)         (1.6)         (3.8)         (3.3)
   Amortization of prior service cost ....          0.2           0.2           0.4           0.3
   Recognized actuarial (gain) loss ......          0.5           0.6           1.1           1.2
                                             ----------    ----------    ----------    ----------
Net periodic cost (benefit) ..............   $      0.9    $      1.0    $      1.9    $      2.0
                                             ==========    ==========    ==========    ==========

                                                                Other Benefits
                                             ----------------------------------------------------
                                                      For the                     For the
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Weighted-average assumptions:
   Discount rate .........................         6.00%         6.75%         6.00%         6.75%
   Expected return on plan assets ........           --            --            --            --
   Rate of compensation increase .........           --            --            --            --

                                                                Other Benefits
                                             ----------------------------------------------------
                                                      For the                     For the
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Components of net periodic cost:
   Service cost ..........................   $      0.1    $      0.1    $      0.1    $      0.1
   Interest cost .........................          0.2           0.1           0.4           0.3
   Amortization of prior service cost ....           --           0.1            --           0.1
   Amortization of transition obligation .           --           0.1           0.1           0.2
   Recognized actuarial (gain) loss ......          0.2            --           0.3           0.1
                                             ----------    ----------    ----------    ----------
Net periodic cost (benefit) ..............   $      0.5    $      0.4    $      0.9    $      0.8
                                             ==========    ==========    ==========    ==========

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

                                                               Pension Benefits
                                             ----------------------------------------------------
                                                      For the                     For the
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Weighted-average assumptions:
   Discount rate .........................   5.50%-6.00%   5.75%-6.00%   5.50%-6.00%   5.75%-6.00%
   Expected return on plan assets ........   2.00%-6.50%   2.00%-7.00%   2.00%-6.50%   2.00%-7.00%
   Rate of compensation increase .........   2.75%-4.00%   3.75%-4.25%   2.75%-4.00%   3.75%-4.25%

                                                               Pension Benefits
                                             ----------------------------------------------------
                                                      For the                     For the
                                                Three Months Ended           Six Months Ended
                                                      June 30,                   June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Components of net periodic cost:
   Service cost ..........................   $      1.0    $      1.0    $      2.0    $      1.9
   Interest cost .........................          3.0           2.8           6.1           5.5
   Expected return on plan assets ........         (1.1)         (1.0)         (2.2)         (1.9)
   Recognized actuarial (gain) loss ......          0.1           0.2           0.2           0.4
                                             ----------    ----------    ----------    ----------
Net periodic cost (benefit) ..............   $      3.0    $      3.0    $      6.1    $      5.9
                                             ==========    ==========    ==========    ==========

The Company plans to contribute approximately $10 to its international defined benefit pension plans in 2004. During the three months and six months ended June 30, 2004, the Company contributed $2.5 and $6.0, respectively, to its international defined benefit pension plans.

NOTE R - BUSINESS SEGMENT INFORMATION

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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and six months ended June 30, 2004 and 2003. Business segment information is presented below:

                                               For the Three Months         For the Six Months
                                                   Ended June 30,              Ended June 30,
                                             ------------------------    ------------------------
                                                2004          2003          2004          2003
                                              Restated      Restated      Restated      Restated
                                             ----------    ----------    ----------    ----------
Sales
   Terex Construction ....................   $    472.5    $    380.1    $    873.6    $    696.8
   Terex Cranes ..........................        275.9         274.7         486.7         529.1
   Terex Aerial Work Platforms ...........        238.1         167.8         406.1         315.0
   Terex Mining ..........................         98.6          73.9         172.1         152.7
   Terex Roadbuilding, Utility Products
    and Other ............................        268.1         172.6         484.6         323.6
   Eliminations/Corporate ................        (20.7)        (19.0)        (31.2)        (32.7)
                                             ----------    ----------    ----------    ----------
     Total ...............................   $  1,332.5    $  1,050.1    $  2,391.9    $  1,984.5
                                             ==========    ==========    ==========    ==========
Income (Loss) from Operations
   Terex Construction ....................   $     21.0    $     18.0    $     37.8    $     32.3
   Terex Cranes ..........................         10.1           1.5          16.6           8.0
   Terex Aerial Work Platforms ...........         32.7          21.3          53.0          36.7
   Terex Mining ..........................          6.5           4.1           8.5           8.6
   Terex Roadbuilding, Utility Products
    and Other ............................          6.4         (70.5)         11.4         (71.3)
   Eliminations/Corporate ................         (3.6)         (4.1)         (6.3)         (6.4)
                                             ----------    ----------    ----------    ----------
     Total ...............................   $     73.1    $    (29.7)   $    121.0    $      7.9
                                             ==========    ==========    ==========    ==========

                                                            June 30,      December 31,
                                                             2004             2003
                                                           Restated         Restated
                                                         -------------    -------------
Identifiable Assets
   Terex Construction ................................   $     1,539.0    $     1,433.8
   Terex Cranes ......................................           900.7            903.6
   Terex Aerial Work Platforms .......................           466.0            448.6
   Terex Mining ......................................           462.9            444.5
   Terex Roadbuilding, Utility Products and Other ....           717.9            641.3
   Corporate .........................................         1,847.8          1,803.7
   Eliminations ......................................        (2,230.0)        (2,121.3)
                                                         -------------    -------------
     Total ...........................................   $     3,704.3    $     3,554.2
                                                         =============    =============

NOTE S - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "0-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"). As of June 30, 2004, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, EarthKing, Inc., Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS Commercial LLC, GFS National, Inc., Go Credit Corporation, Koehring Cranes, Inc., Lease Servicing & Funding Corp., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Product Support, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Bartell, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF  OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Net sales ........................................   $     104.8    $      479.0    $       792.0    $      (43.3)   $    1,332.5
      Cost of goods sold .........................          95.7           417.4            670.0           (43.3)        1,139.8
                                                     -----------    ------------    -------------    ------------    ------------
Gross profit .....................................           9.1            61.6            122.0              --           192.7
      Selling, general & administrative expenses .          (7.6)          (39.8)           (72.2)             --          (119.6)
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) from operations ....................           1.5            21.8             49.8              --            73.1
      Interest income ............................           0.3            (0.2)             1.3              --             1.4
      Interest expense ...........................         (11.0)           (0.9)           (11.5)             --           (23.4)
      Income (loss) from equity investees ........          71.0              --               --           (71.0)             --
      Other income (expense) - net ...............           4.5             0.1             15.2              --            19.8
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) before income taxes ................          66.3            20.8             54.8           (71.0)           70.9
Provision for income taxes .......................          (3.0)           (0.2)            (4.4)             --            (7.6)
                                                     -----------    ------------    -------------    ------------    ------------
Net income (loss) ................................   $      63.3    $       20.6    $        50.4    $      (71.0)   $       63.3
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF  OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Net sales ........................................   $      81.1    $      367.4    $       656.0    $      (54.4)   $    1,050.1
      Cost of goods sold .........................          73.0           345.9            570.0           (54.4)          934.5
                                                     -----------    ------------    -------------    ------------    ------------
Gross profit .....................................           8.1            21.5             86.0              --           115.6
      Selling, general & administrative
          expenses ...............................         (13.2)          (32.1)           (55.7)             --          (101.0)
      Goodwill impairment ........................          (3.7)          (40.6)              --              --           (44.3)
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) from operations ....................          (8.8)          (51.2)            30.3              --           (29.7)
      Interest income ............................           0.2             2.2             (0.3)             --             2.1
      Interest expense ...........................          (7.8)           (7.2)           (11.6)             --           (26.6)
      Income (loss) from equity
              investees ..........................         (43.5)             --               --            43.5              --
      Other income (expense) - net ...............          (3.5)           (0.1)            (1.2)             --            (4.8)
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) before income taxes ................         (63.4)          (56.3)            17.2            43.5           (59.0)
(Provision for) benefit from
          income taxes ...........................          17.9            (0.4)            (4.0)             --            13.5
                                                     -----------    ------------    -------------    ------------    ------------
Net income (loss) ................................   $     (45.5)   $      (56.7)   $        13.2    $       43.5    $      (45.5)
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Net sales ........................................   $     185.0    $      863.8    $     1,441.8    $      (98.7)   $    2,391.9
      Cost of goods sold .........................         168.9           750.3          1,218.3           (98.7)        2,038.8
                                                     -----------    ------------    -------------    ------------    ------------
Gross profit .....................................          16.1           113.5            223.5              --           353.1
      Selling, general & administrative
          expenses ...............................         (15.7)          (73.0)          (143.4)             --          (232.1)
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) from operations ....................           0.4            40.5             80.1              --           121.0
      Interest income ............................           0.5            (0.7)             2.6              --             2.4
      Interest expense ...........................          (9.2)          (13.8)           (22.9)             --           (45.9)
      Income (loss) from equity investees ........          86.8              --               --           (86.8)             --
      Other income (expense) - net ...............           5.6            (0.7)            12.5              --            17.4
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) before income taxes ................          84.1            25.3             72.3           (86.8)           94.9
Provision for income taxes .......................          (2.1)           (0.6)           (10.2)             --           (12.9)
                                                     -----------    ------------    -------------    ------------    ------------
Net income (loss) ................................   $      82.0    $       24.7    $        62.1    $      (86.8)   $       82.0
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Net sales ........................................   $     144.9    $      716.5    $     1,224.5    $     (101.4)   $    1,984.5
      Cost of goods sold .........................         133.3           651.7          1,058.5          (101.4)        1,742.1
                                                     -----------    ------------    -------------    ------------    ------------
Gross profit .....................................          11.6            64.8            166.0              --           242.4
      Selling, general & administrative
          expenses ...............................         (19.8)          (62.5)          (107.9)             --          (190.2)
      Goodwill impairment ........................          (3.7)          (40.6)              --              --           (44.3)
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) from operations ....................         (11.9)          (38.3)            58.1              --             7.9
      Interest income ............................           0.5             2.4              0.9              --             3.8
      Interest expense ...........................         (14.7)          (13.7)           (24.1)             --           (52.5)
      Income (loss) from equity investees ........         (29.2)             --               --            29.2              --
      Other income (expense) - net ...............          (5.3)           (0.9)             1.7              --            (4.5)
                                                     -----------    ------------    -------------    ------------    ------------
Income (loss) before income taxes ................         (60.6)          (50.5)            36.6            29.2           (45.3)
(Provision for) benefit from income taxes ........          24.6            (3.2)           (12.1)             --             9.3
                                                     -----------    ------------    -------------    ------------    ------------
Net income (loss) ................................   $     (36.0)   $      (53.7)   $        24.5    $       29.2    $      (36.0)
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2004 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Assets
    Current assets
       Cash and cash equivalents .................   $     111.5    $        2.6    $       340.4    $         --    $      454.5
       Trade receivables - net ...................          22.1           173.0            446.0              --           641.1
       Intercompany receivables ..................          20.7           150.0             39.1          (209.8)             --
       Net inventories ...........................          69.1           305.0            702.7            15.9         1,092.7
       Other current assets ......................          44.5            22.3            140.5              --           207.3
                                                     -----------    ------------    -------------    ------------    ------------
          Total current assets ...................         267.9           652.9          1,668.7          (193.9)        2,395.6
    Property, plant & equipment - net ............           0.1            95.1            242.7              --           337.9
    Investment in and advances to
      (from) subsidiaries ........................       1,028.7          (397.3)          (334.0)         (297.4)             --
    Goodwill - net ...............................          11.0           216.7            401.5              --           629.2
    Other assets - net ...........................         (62.9)          184.0            220.5              --           341.6
                                                     -----------    ------------    -------------    ------------    ------------
Total assets .....................................   $   1,244.8    $      751.4    $     2,199.4    $     (491.3)   $    3,704.3
                                                     ===========    ============    =============    ============    ============
Liabilities and stockholders' equity
   (deficit)
    Current liabilities
       Notes payable and current portion
           of long-term debt .....................   $       0.1    $       21.9    $        53.7    $         --    $       75.7
       Trade accounts payable ....................          31.0           186.5            566.6              --           784.1
       Intercompany payables .....................          24.8            63.8            121.2          (209.8)             --
       Accruals and other current
           liabilities ...........................          53.6            94.7            330.7              --           479.0
                                                     -----------    ------------    -------------    ------------    ------------
          Total current liabilities ..............         109.5           366.9          1,072.2          (209.8)        1,338.8
    Long-term debt, less current portion .........         266.1           342.2            578.8              --         1,187.1
    Other long-term liabilities ..................         124.5            40.7            268.5              --           433.7
    Stockholders' equity (deficit) ...............         744.7             1.6            279.9          (281.5)          744.7
                                                     -----------    ------------    -------------    ------------    ------------
Total liabilities and stockholders'
    equity (deficit) .............................   $   1,244.8    $      751.4    $     2,199.4    $     (491.3)   $    3,704.3
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Assets
    Current assets
       Cash and cash equivalents .................   $     148.7    $        2.8    $       316.0    $         --    $      467.5
       Trade receivables - net ...................          28.5           107.2            373.6              --           509.3
       Intercompany receivables ..................          11.7            14.0             18.0           (43.7)             --
       Net inventories ...........................          85.4           264.3            670.4            18.4         1,038.5
       Other current assets ......................          47.9            22.8            133.5              --           204.2
                                                     -----------    ------------    -------------    ------------    ------------
          Total current assets ...................         322.2           411.1          1,511.5           (25.3)        2,219.5
    Property, plant & equipment - net ............           7.3           102.8            243.7              --           353.8
    Investment in and advances to
      (from) subsidiaries ........................         871.3          (243.6)          (444.1)         (183.6)             --
    Goodwill - net ...............................          11.8           230.3            374.6              --           616.7
    Deferred taxes ...............................         (64.3)           65.9             45.4              --            47.0
    Other assets - net ...........................           4.9           140.2            172.1              --           317.2
                                                     -----------    ------------    -------------    ------------    ------------
Total assets .....................................   $   1,153.2    $      706.7    $     1,903.2    $     (208.9)   $    3,554.2
                                                     ===========    ============    =============    ============    ============
Liabilities and stockholders' equity (deficit)
    Current liabilities
       Notes payable and current
        portion of long-term debt ................   $       0.1    $       35.6    $        51.1    $         --    $       86.8
       Trade accounts payable ....................          31.3           124.1            459.5              --           614.9
       Intercompany payables .....................          20.6            21.3              1.8           (43.7)             --
       Accruals and other current
         liabilities .............................          35.6           108.6            322.7              --           466.9
                                                     -----------    ------------    -------------    ------------    ------------
          Total current liabilities ..............          87.6           289.6            835.1           (43.7)        1,168.6
    Long-term debt less current portion ..........         272.1           404.8            597.9              --         1,274.8
    Other long-term liabilities ..................         118.9            35.7            281.6              --           436.2
    Stockholders' equity (deficit) ...............         674.6           (23.4)           188.6          (165.2)          674.6
                                                     -----------    ------------    -------------    ------------    ------------
Total liabilities and stockholders'
  equity (deficit) ...............................   $   1,153.2    $      706.7    $     1,903.2    $     (208.9)   $    3,554.2
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Net cash provided by (used in)
  operating activities ...........................   $     (42.0)   $       64.4    $        56.0    $         --    $       78.4
                                                     -----------    ------------    -------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of business, net of cash
     acquired ....................................          (0.6)           (9.0)              --              --            (9.6)
   Capital expenditures ..........................          (0.1)           (5.2)           (10.4)             --           (15.7)
   Proceeds from sale of assets ..................            --             1.8             22.2              --            24.0
                                                     -----------    ------------    -------------    ------------    ------------
        Net cash provided by (used in)
          investing activities ...................          (0.7)          (12.4)            11.8              --            (1.3)
                                                     -----------    ------------    -------------    ------------    ------------
Cash flows from financing activities:
   Principal repayments of long-term
     debt ........................................            --           (39.7)           (35.3)             --           (75.0)
   Proceeds from stock options
     exercised ...................................           5.5              --               --              --             5.5
   Net borrowings (repayments) under
     revolving line of credit agreements .........            --              --             (2.2)             --            (2.2)
   Other .........................................            --           (12.5)            (2.6)             --           (15.1)
                                                     -----------    ------------    -------------    ------------    ------------
        Net cash provided by (used in)
          financing activities ...................           5.5           (52.2)           (40.1)             --           (86.8)
                                                     -----------    ------------    -------------    ------------    ------------
Effect of exchange rates on cash and
  cash equivalents ...............................            --              --             (3.3)             --            (3.3)
                                                     -----------    ------------    -------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents ....................................         (37.2)           (0.2)            24.4              --           (13.0)
Cash and cash equivalents, beginning of
  period .........................................         148.7             2.8            316.0              --           467.5
                                                     -----------    ------------    -------------    ------------    ------------
Cash and cash equivalents, end of period .........   $     111.5    $        2.6    $       340.4    $         --    $      454.5
                                                     ===========    ============    =============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 (RESTATED)
(IN MILLIONS)

                                                        Terex       Wholly-owned    Non-guarantor    Intercompany
                                                     Corporation     Guarantors     Subsidiaries     Eliminations    Consolidated
                                                     -----------    ------------    -------------    ------------    ------------
Net cash provided by operating
  activities .....................................   $      46.8    $       16.9    $       119.9    $         --    $      183.6
                                                     -----------    ------------    -------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of business, net of cash
     acquired ....................................            --            (8.7)              --              --            (8.7)
   Capital expenditures ..........................          (0.7)           (2.8)           (10.6)             --           (14.1)
   Proceeds from sale of assets ..................            --             1.6              1.9              --             3.5
                                                     -----------    ------------    -------------    ------------    ------------
        Net cash used in investing
          activities .............................          (0.7)           (9.9)            (8.7)             --           (19.3)
                                                     -----------    ------------    -------------    ------------    ------------
Cash flows from financing activities:
   Principal repayments of long-term debt.........         (51.5)           (0.5)            (1.0)             --           (53.0)
   Proceeds from stock options exercised..........           0.7              --               --              --             0.7

   Net borrowings (repayments) under
     revolving line of credit agreements..........            --            (2.0)           (34.5)             --           (36.5)
   Payment on premium on early
     retirement of debt ..........................          (2.2)             --               --              --            (2.2)
   Other .........................................            --            (3.6)           (12.8)             --           (16.4)
                                                     -----------    ------------    -------------    ------------    ------------
        Net cash used in financing
          activities .............................         (53.0)           (6.1)           (48.3)             --          (107.4)
                                                     -----------    ------------    -------------    ------------    ------------
Effect of exchange rates on cash and
  cash equivalents ...............................            --              --             11.2              --            11.2
                                                     -----------    ------------    -------------    ------------    ------------
Net (decrease) increase in cash and
  cash equivalents ...............................          (6.9)            0.9             74.1              --            68.1
Cash and cash equivalents, beginning of
  period .........................................         134.0             6.2            212.0              --           352.2
                                                     -----------    ------------    -------------    ------------    ------------
Cash and cash equivalents, end of
  period .........................................   $     127.1    $        7.1    $       286.1    $         --    $      420.3
                                                     ===========    ============    =============    ============    ============

NOTE T -  SUBSEQUENT EVENT

On July 21, 2004, the Company prepaid $50.0 of term debt under its bank credit facility and recorded a non-cash charge of $1.0. The non-cash charge related to the write-off of unamortized debt acquisition costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events, except for items mentioned in the Explanatory Note and Note B of the Notes to Condensed Consolidated Financial Statements. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 6, 2004. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with the Company's filings made subsequent to the filing of the original Form 10-Q, including the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed herein.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its financial statements for the year ended December 31, 2003. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment to be recorded at December 31, 2003 in the restated financial statements. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q/A.

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

As a result of the Company's internal review, it identified several errors that required a restatement of certain of the Company's financial statements, as described in more detail below and in Note B - "Restatement of Consolidated Financial Statements" in the Notes to Condensed Consolidated Financial Statements included herein. Accordingly, on January 12, 2005, the Company's management and the Audit Committee concluded that the financial statements for the years ended December 31, 2001, 2002 and 2003 would require restatement and should no longer be relied upon. In addition, on March 3, 2005, the Company's management and the Audit Committee concluded that the financial statements for the year ended December 31, 2000 would require restatement and should no longer be relied upon and on September 8, 2005, the Company's management and the Audit Committee concluded that the financial statements for the quarters ended March 31, 2004 and June 30, 2004 would require restatement to reflect an increase in net income and should no longer be relied upon. The Company's management has since completed its review and completed the restatement of its financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the quarters ended March 31, 2004 and June 30, 2004.

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

        o During 2002, the Company consolidated North American distribution for its articulated and rigid trucks, loader backhoes, Schaeff mini excavators and Fuchs scrap handling equipment into its Southaven, Mississippi distribution facility. The increased level of activity and complexity contributed to errors in the timely and accurate reconciliation of certain intercompany imbalances, resulting in costs not being recorded.

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

        o In connection with the January 14, 2002 acquisition by the Company of the Schaeff Group of Companies, a German manufacturer of compact construction equipment and a full range of scrap material handlers, an error was made in the recording of the Company's investment, which led to an overstatement of goodwill and stockholders' equity.

        o Management has also determined that the accounting treatment of certain of its goodwill and other intangibles related to foreign acquisitions did not meet the requirements of SFAS No.52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and the Company has consistently applied this accounting treatment. The Company has now determined that it should have translated goodwill each period to reflect changes in the foreign currency exchange rate.

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

        o Management has determined that adjustments to the timing of revenue recognition of certain arranements are required, including in three particular transactions in 2000 and 2001, two involving United Rentals, Inc. and one with a third-party financial institution, because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers.

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

In the second quarter of 2004, the Company performed above expectations, despite operational challenges arising from increased steel costs and supplier issues. For the three months and six months ended June 30, 2004, the Company experienced increases in net sales, gross profit and income from operations as compared to the same periods in 2003. Net sales in the second quarter of 2004 grew 27% over the same period in the prior year and 26% over the first quarter of 2004. A large factor in the Company's performance was the improved economic condition in many of the Company's end-markets, which was also reflected in increased backlog in a majority of the Company's business segments. Backlog at June 30, 2004 was approximately $928 million, an increase of approximately $505 million, or 119%, from the level of backlog at June 30, 2003. In addition, business integration measures and cost savings initiatives put in place over the past year are beginning to yield positive results. Tight end-markets in certain of the Company's operations, particularly in the North American crane, Roadbuilding, and Utility Products businesses, and currency moves (particularly weakness of the U.S. dollar relative to the Euro and the British Pound) negatively impacted the Company's financial performance.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

TEREX CONSOLIDATED

                                                   Three Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                                    ($ amounts in millions)
Net sales .........................   $  1,332.5                 $  1,050.1                          26.9%
Gross profit ......................   $    192.7         14.5%   $    115.6           11.0%          66.7%
SG&A ..............................   $    119.6          9.0%   $    101.0            9.6%          18.4%
Goodwill impairment ...............   $       --           --    $     44.3            4.2%        (100.0)%
Income (loss) from operations .....   $     73.1          5.5%   $    (29.7)          (2.8)%        346.1%

Net sales for the three months ended June 30, 2004 totaled $1,332.5 million, an increase of $282.4 million when compared to the same period in 2003. The impact of a weaker U.S. dollar relative to the British Pound and the Euro increased sales by 4.5% when compared to the second quarter of 2003. The acquisition of a majority interest in Tatra and ATC on August 28, 2003 increased sales by approximately $67 million when compared to the second quarter of 2003. Sales relative to 2003 increased in the Terex Aerial Work Platforms segment as a result of improved economic conditions in the rental equipment market. Sales in the Terex Construction segment improved relative to 2003 as a result of strong demand for its scrap handling equipment, compact construction equipment and mobile crushing and screening equipment. Sales in the Terex Mining segment benefited relative to 2003 from improvements in commodity prices for coal and iron ore. Sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2003 across all product lines. While sales of roadbuilding products have improved over 2003 levels, they remain low relative to historic levels and future improvements are dependent on increased state and federal funding for road projects. Sales in the Terex Cranes segment were relatively unchanged from 2003 levels after adjusting for foreign exchange movements and the sale of the Crane & Machinery, Inc. ("C&M") distribution business and Schaeff Incorporated fork-lift business in the fourth quarter of 2003. During the second quarter of 2004, the Company began to realize the benefits of end market recoveries, the integration of its businesses, cost-savings initiatives put in place over the prior year, and the initial impact of TIP.

Gross profit for the three months ended June 30, 2004 totaled $192.7 million, an increase of $77.1 million when compared to the same period in 2003. Improvements relative to 2003 were realized in all segments of the Company from higher sales volumes, despite an increase in steel costs of approximately $19 million during the second quarter of 2004. The Company continues to design and implement plans to mitigate the impact of any future increases in steel prices, including the use of alternate suppliers, leveraging the Company's overall purchase volumes to obtain favorable costs and increasing the price of the Company's products. Gross profit also benefited from several of the programs initiated as part of TIP and from restructuring initiatives launched during 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of the Schaeff Incorporated and C&M businesses, improved gross profit by approximately $7.5 million when compared to 2003.

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

Total selling, general and administrative costs ("SG&A") increased for the three months ended June 30, 2004 by $18.6 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately $4 million of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of C&M and Schaeff Incorporated, increased SG&A by approximately $4 million when compared to 2003 levels. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the second quarter of 2004. As a percentage of sales, SG&A fell to 9.0% in the second quarter of 2004 from 9.6% in the second quarter of 2003.

During the second quarter of 2003, the Company recorded a goodwill impairment charge of $44.3 million related to the performance of its roadbuilding business. This charge was the result, in part, of poor market demand for the business' products and is more fully described in the Terex Roadbuilding, Utility Products and Other segment discussion below.

Income from operations increased by $102.8 million for the three months ended June 30, 2004 when compared to the same period in 2003. The Terex Aerial Work Platforms and Terex Construction segments' income from operations improved relative to 2003 as a result of an improving economy in the United States and Europe. Income from operations improved in the Terex Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment grew as a result of increased demand for tower cranes and from cost reduction initiatives in the North American crane business. Income from operations was positively impacted by the acquisition of Tatra and ATC by approximately $2.7 million. Income from operations in the second quarter of 2004 also improved from the prior year due to decreased restructuring and other costs and no impairment charges. Restructuring and other costs in the three months ended June 30, 2004 were lower by $33.4 million when compared to the comparable period in 2003 and totaled $11.5 million in the second quarter. During the second quarter of 2003 a goodwill impairment charge of $44.3 million was recorded as a result of the performance of the roadbuilding business; no such charge was recorded in the second quarter of 2004.

TEREX CONSTRUCTION

                                                   Three Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                                    ($ amounts in millions)
Net sales .........................   $    472.5                 $    380.1                          24.3%
Gross profit ......................   $     61.1         12.9%   $     52.4           13.8%          16.6%
SG&A ..............................   $     40.1          8.5%   $     34.4            9.1%          16.6%
Income (loss) from operations .....   $     21.0          4.4%   $     18.0            4.7%          16.7%

Net sales in the Terex Construction segment increased by $92.4 million for the three months ended June 30, 2004 when compared to the same period in 2003 and totaled $472.5 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 7% when compared to the second quarter of 2003. Sales improved in the crushing and screening business primarily as a result of higher demand for the Terex Pegson line of crushing equipment and from higher sales of crushing and screening products in the United States. Sales of compact construction equipment improved relative to 2003 as a result of improved economic conditions in the United States and from the focus created by the compact equipment facility consolidation completed in 2003. Sales of heavy construction equipment were driven primarily by improved demand for articulated trucks and Fuchs branded scrap-handling equipment. Sales of Fuchs scrap handling products have benefited from recent increases in the price of steel.

Gross profit increased to $61.1 million for the three months ended June 30, 2004, an increase of $8.7 million when compared to 2003 results for the same period. Gross profit was negatively impacted by recent increases in steel pricing as well as an increase in the value of the British Pound and Euro relative to the U.S. dollar when compared to 2003. The negative impact of currency movements was largest in the articulated truck business, where a higher than average level of sales in the second quarter of 2004 were priced in U.S. dollars. These unfavorable events were offset by the favorable impact of higher sales volumes and parts pricing.

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

SG&A costs for the three months ended June 30, 2004 totaled $40.1 million, an increase of $5.7 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro increased SG&A costs by approximately $2 million when compared to the second quarter of 2003. Approximately 85% of the segment's SG&A costs are incurred in either British Pounds or Euro. During the second quarter of 2004, restructuring and other charges of $0.6 million were recorded, primarily as a result of the decision to outsource production at the Atlas Terex German facility.

Income from operations for the three months ended June 30, 2004 totaled $21.0 million, an increase of $3.0 million when compared to $18.0 million for the same period in 2003. Income from operations grew in the heavy equipment and crushing and screening businesses as a result of improved volume, which helped to offset steel price increases.

TEREX CRANES

                                                   Three Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                                    ($ amounts in millions)
Net sales .........................   $    275.9                 $    274.7                           0.4%
Gross profit ......................   $     33.0         12.0%   $     21.8            7.9%          51.4%
SG&A ..............................   $     22.9          8.3%   $     20.3            7.4%          12.8%
Income (loss) from operations .....   $     10.1          3.7%   $      1.5            0.5%         573.3%

Net sales for the Terex Cranes segment for the three months ended June 30, 2004 increased by $1.2 million and totaled $275.9 million when compared to $274.7 million for the same period in 2003. The effect of a weaker U.S. dollar relative to the Euro positively impacted sales by approximately 4% when compared to 2003. Sales of tower cranes, small all-terrain cranes and stacker products improved, while sales of mobile cranes fell slightly when compared to the second quarter of 2003. Sales for the C&M and Schaeff Incorporated businesses, which were sold in the fourth quarter of 2003, were approximately $5 million in the second quarter of 2003.

Gross profit for the three months ended June 30, 2004 increased by $11.2 million relative to the same period in 2003 and totaled $33.0 million. Gross profit from mobile cranes in the three months ended June 30, 2004 improved slightly over 2003 levels, in part as a result of improved profitability realized in North America. Gross profit also improved as a result of higher sales experienced in the segment's Italian tower crane business and was favorably impacted by lower used cranes sales realized in the second quarter of 2004 when compared to the prior year period. These improvements were partially offset by the impact of steel price increases experienced during 2004.

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

Income from operations for the three months ended June 30, 2004 totaled $10.1 million compared to $1.5 million for the same period in 2003. Total restructuring charges recorded during the second quarter of 2004 were $1.7 million, a reduction of $5.7 million from a year ago. In addition, operating profit in 2004 benefited from strong demand for the segment's tower cranes and improvements in profitability in its North American based crane business, largely as a result of several actions put in place to address weak market conditions.

TEREX AERIAL WORK PLATFORMS

                                                   Three Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                                    ($ amounts in millions)
Net sales .........................   $    238.1                 $    167.8                          41.9%
Gross profit ......................   $     48.4         20.3%   $     35.3           21.0%          37.1%
SG&A ..............................   $     15.7          6.6%   $     14.0            8.3%          12.1%
Income (loss) from operations .....   $     32.7         13.7%   $     21.3           12.7%          53.5%

Net sales for the Terex Aerial Work Platforms segment for the three months ended June 30, 2004 were $238.1 million, an increase of $70.3 million when compared to the same period in 2003. Sales increased when compared to the second quarter of 2003 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2003 as rental channel customers continued to buy new equipment to reduce the age of their fleets. Sales of the segment's products also improved in Europe. Sales of material handler products increased when compared to the same period in 2003 as a result of marketing the product as part of the overall Genie offering to these same rental distribution channels.

Gross profit for the three months ended June 30, 2004 was $48.4 million, an increase of $13.1 million when compared to the same period in 2003. Gross profit as a percentage of sales fell slightly as the benefit of increased sales was offset by higher steel prices.

SG&A costs for the three months ended June 30, 2004 were $15.7 million, an increase of $1.7 million from the same period in 2003. The increase was due primarily to higher compensation and related costs arising from higher sales levels.

Income from operations for the three months ended June 30, 2004 was $32.7 million, an increase of $11.4 million from the same period in 2003. The increase was due to higher sales volumes and improved margins.

TEREX MINING

                                                   Three Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                                    ($ amounts in millions)
Net sales .........................   $     98.6                 $     73.9                          33.4%
Gross profit ......................   $     17.6         17.8%   $     12.6           17.1%          39.7%
SG&A ..............................   $     11.1         11.3%   $      8.5           11.5%          30.6%
Income (loss) from operations .....   $      6.5          6.6%   $      4.1            5.5%          58.5%

Net sales in the Terex Mining segment increased by $24.7 million to $98.6 million in the second quarter of 2004 compared to $73.9 million in the comparable period in 2003. The increase in sales was primarily a result of increased customer activity in the surface mining area, which is due largely to improved prices for commodities including coal and iron ore. Order volumes in the segment increased, with a $55 million order for hydraulic shovels and mining trucks awarded from a single customer in Southeast Asia.

Gross profit increased by $5.0 million in the three months ended June 30, 2004 when compared to the comparable period in 2003 and totaled $17.6 million. Gross profit improved as a result of higher margins earned on the sale of new machines. This gain was partially offset by increased steel costs experienced during the second quarter of 2004 when compared to a year ago. Included in gross profit in 2004 is a loss of $0.4 million related to the sale of the Company's legacy replacement parts business. The Company decided to exit this line of business to focus on supporting core Terex products.

SG&A expense increased by $2.6 million in the second quarter of 2004 relative to the comparable period in 2003, to $11.1 million. The increase in SG&A was mainly due to higher selling costs associated with the 33.4% increase in sales described above.

Income from operations for the Terex Mining segment was $6.5 million in the second quarter of 2004, or 6.6% of sales, an increase of $2.4 million from $4.1 million in the comparable period in 2003. The increase was a result of higher demand for the segment's products resulting from improved commodity pricing relative to 2003.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                                                   Three Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                                    ($ amounts in millions)
Net sales .........................   $    268.1                 $    172.6                          55.3%
Gross profit ......................   $     32.8         12.2%   $     (6.6)          (3.8)%       (597.0)%
SG&A ..............................   $     26.4          9.8%   $     19.6           11.4%          34.7%
Goodwill impairment ...............   $       --           --    $     44.3           25.7%        (100.0)%
Income (loss) from operations .....   $      6.4          2.4%   $    (70.5)         (40.8)%       (109.1)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2004 were $268.1 million, an increase of $95.5 million when compared to the same period in 2003. The acquisition of Tatra and ATC on August 28, 2003 increased sales in the second quarter of 2004 by approximately $67 million when compared to the same period a year ago. Sales of roadbuilding products increased marginally over the comparable period in 2003, with the growth driven by higher demand for concrete mixers and asphalt pavers. Sales of light towers grew as a result of increased demand from the Middle East.

Gross profit for the three months ended June 30, 2004 totaled $32.8 million, an increase of $39.4 million when compared to the same period in 2003. The acquisition of Tatra and ATC accounted for $7.5 million of the gross profit in the second quarter of 2004. Gross profits generally rose in the second quarter when compared to 2003, despite recent increases in steel costs. Steel is a major material component for many of the products included in this segment and the Company continues to seek ways to mitigate steel cost increases, including the use of alternate suppliers and leveraging the Company's overall purchase volumes to obtain favorable pricing.

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

Based on the revised fair value of the reporting unit, a goodwill impairment of $44.3 million was recognized during the three months ended June 30, 2003.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2004 was $6.4 million, compared to a loss of $70.5 million for the same period in 2003. The improvement reflects the impact of restructuring costs incurred in 2003, the acquisition of Tatra and ATC and improved performance in the roadbuilding businesses. Income from operations declined relative to 2003 in the Utility Products business as a result of increases in steel costs and higher selling and administrative costs.

NET INTEREST EXPENSE

During the three months ended June 30, 2004, the Company's net interest expense decreased $2.5 million to $22.0 million from $24.5 million for the prior year period. The decline was due to the overall decrease in the Company's level of debt in the second quarter of 2004 as compared to the same period in 2003, offset somewhat by higher average interest rates.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the three months ended June 30, 2004 was income of $19.8 million as compared to a net expense of $4.8 million for the prior year period. During the second quarter of 2004, the Company recognized a net gain of $16.6 million on the sale of the former Fermec facility in Manchester, England, its former aerial platform facility in Cork, Ireland, its former tower crane facility in Trier, Germany and its former boom truck facility in Olathe, Kansas. During the quarter, the Company also settled a dispute related to the purchase price paid in connection with the O&K Mining business acquisition. The settlement, in favor of the Company, totaled $5.8 million. The Company also recorded an impairment charge of $1.0 million during the second quarter of 2004 related to its investment in a joint venture in Southeast Asia. The joint venture, which supplies components to the roadbuilding business and also distributes certain of the Company's roadbuilding products in Southeast Asia, had not been performing to expectations and as such, the Company wrote the value of the investment down to reflect actual performance trends. During the second quarter of 2004, the Company recognized a loss of $1.5 million related to the repayment of $75.0 million of term debt under its bank credit facility. The loss related to the write-off of unamortized debt acquisition costs.

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

INCOME TAXES

During the three months ended June 30, 2004, the Company recognized an income tax expense of $7.6 million on income before income taxes of $70.9 million, an effective rate of 10.7%, as compared to an income tax benefit of $13.5 million on a loss before income taxes of $59.0 million, an effective rate of 22.9%, in the prior year period. The effective tax rate for the three months ended June 30, 2004 was higher than the Company's 2003 full-year effective tax rate of (346.9%) primarily due to the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the assets would not be realized, partially offset by strong financial performance of the Company's Fermec business, where recent performance indicated that the Company was more likely than not to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

The effective tax rate for the three months ended June 30, 2003 was 22.9% as compared to the effective rate of (346.9%) for the year ended December 31, 2003. The higher effective rate during the three months ended June 30, 2003 was due to the impact of the U.S. valuation allowance mentioned above, partially offset by a goodwill impairment related to the Company's roadbuilding reporting unit recorded during the second quarter of 2003. This goodwill impairment charge was only partially deductible for income tax purposes.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

TEREX CONSOLIDATED

                                                   Six Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                             ($ amounts in millions)
Net sales .........................   $  2,391.9                 $  1,984.5                          20.5%
Gross profit ......................   $    353.1         14.8%   $    242.4           12.2%          45.7%
SG&A ..............................   $    232.1          9.7%   $    190.2            9.6%          22.0%
Goodwill impairment ...............   $       --           --    $     44.3            2.2%        (100.0)%
Income (loss) from operations .....   $    121.0          5.1%   $      7.9            0.4%       1,431.6%

Net sales for the six months ended June 30, 2004 totaled $2,391.9 million, an increase of $407.4 million when compared to the same period in 2003. Sales in the Terex Aerial Work Platforms and Terex Construction segments benefited from improving economic conditions in the United States and Europe. Sales of Terex Mining products, while relatively unchanged from 2003 levels through the first six months of 2004, grew significantly in the second quarter of 2004 relative to 2003, reflecting strong commodity prices which have increased mining activity. Sales in the Terex Cranes segment fell relative to 2003 as the volume of used crane sales declined and the sale of new mobile cranes fell relative to 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of the C&M and Schaeff Incorporated businesses, increased sales in the first six months of 2004 by approximately $101 million when compared to the six months ended June 30, 2003. Finally, the impact of a weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 7% when compared to the first six months of 2003.

Gross profit for the six months ended June 30, 2004 totaled $353.1 million, an increase of $110.7 million when compared to the same period in 2003. Gross profit in all segments rose relative to 2003 levels despite the impact of increased steel costs experienced during the first half of 2004. The unfavorable movement in steel costs was offset by increased sales volumes as well as by the benefit of several TIP initiatives. Restructuring and other charges for the first half of 2004 were lower by $33.8 million when compared to 2003 and totaled $9.9 million.

SG&A expenses increased for the six months ended June 30, 2004 by $41.9 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately 30% of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the first half of 2004. The acquisitions of the Tatra and ATC businesses accounted for approximately 20% of the increase in SG&A. During the first half of 2004, restructuring and other costs were $6.3 million lower than in 2003 and totaled $1.6 million.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment. The facts and circumstances associated with this charge, which totaled $44.3 million, are described below in the Terex Roadbuilding, Utility Products and Other segment discussion.

Income from operations increased by $113.1 million for the six months ended June 30, 2004 when compared to the same period in 2003. Operating earnings grew relative to 2003 levels in the Terex Construction and Terex Aerial Work Platforms segments as a result of improved volumes despite increases in steel costs. During 2004, restructuring and other charges included in income from operations fell by $40.1 million and totaled $11.5 million. Also included in income from operations was a $44.3 million charge related to goodwill impairment in the Terex Roadbuilding, Utility Products and Other segment in June 2003.

TEREX CONSTRUCTION

                                                   Six Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                             ($ amounts in millions)
Net sales .........................   $    873.6                 $    696.8                          25.4%
Gross profit ......................   $    114.1         13.1%   $     94.2           13.5%          21.1%
SG&A ..............................   $     76.3          8.7%   $     61.9            8.9%          23.3%
Income (loss) from operations .....   $     37.8          4.3%   $     32.3            4.6%          17.0%

Net sales in the Terex Construction segment increased by $176.8 million for the six months ended June 30, 2004 when compared to the same period in 2003 and totaled $873.6 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 10% when compared to the first half of 2003. Excluding the impact of foreign exchange, sales grew relative to 2003 in the heavy and compact equipment businesses as well as in the crushing and screening businesses. Sales grew marginally over 2003 levels in the heavy equipment business with strong sales as a result of increased steel prices seen in the Fuchs scrap handling equipment business. Sales of articulated trucks improved relative to the same period in 2003 with sales denominated in U.S. dollars increasing relative to total sales when compared to 2003 levels. Sales in the compact equipment business grew relative to 2003 as the business benefited from an improved economy in North America and from the consolidation of several facilities in the United Kingdom into a single facility in Coventry, England. Sales of crushing and screening products increased relative to 2003 in part due to strong demand for Pegson branded crushing equipment.

Gross profit increased to $114.1 million for the six months ended June 30, 2004, an increase of $19.9 million when compared to 2003 results for the same period. Gross profit in 2004 included restructuring and other costs of $8.5 million, an increase of $6.4 million when compared to the same period in 2003. During the first half of 2004, the Company initiated programs to consolidate the Atlas Terex truck-mounted crane production into a single facility in Germany and to outsource certain component manufacturing performed by the Atlas business in Germany. The Terex Construction business also recognized costs related to a pre-acquisition credit guarantee provided on two large hydraulic shovels sold in the United Kingdom. During the first half of 2003, restructuring and other charges totaled $2.1 million and related primarily to the cost of consolidating facilities in the crushing and screening group. The impact of steel cost increases experienced during the first half of 2004 negatively impacted gross profit when compared to 2003. Gross profit fell relative to 2003 in the heavy equipment group in part as a result of the high percentage of U.S. dollar orders received when compared to 2003, as a majority of product cost for articulated trucks is incurred in British Pounds. Gross profit in the compact equipment and crushing and screening segment increased relative to 2003 as the benefit of increased sales volumes offset the impact of increases in the cost of steel.

SG&A costs for the six months ended June 30, 2004 totaled $76.3 million, an increase of $14.4 million when compared to the same period in 2003. Approximately 43% of the increase was due to a weaker U.S. dollar relative to the British Pound and the Euro. Restructuring and other costs included in the first half of 2004 were $0.6 million, an increase of $0.5 million over 2003 and related primarily to component sourcing activities in Germany. The remainder of the increase was due to higher spending levels to support the increase in sales.

Income from operations for the six months ended June 30, 2004 totaled $37.8 million, an increase of $5.5 million when compared to $32.3 million for the same period in 2003. Total restructuring and other costs for the first six months totaled $9.1 million compared to $2.2 million in 2003. Income from operations improved in the compact equipment and crushing and screening businesses relative to 2003 as a result of improved sales volumes. Income from operations fell in the heavy equipment business relative to 2003 as a result of a higher than average mix of U.S. dollar denominated sales.

TEREX CRANES

                                                   Six Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                             ($ amounts in millions)
Net sales .........................   $    486.7                 $    529.1                          (8.0)%
Gross profit ......................   $     62.9         12.9%   $     48.7            9.2%          29.2%
SG&A ..............................   $     46.3          9.5%   $     40.7            7.7%          13.8%
Income (loss) from operations .....   $     16.6          3.4%   $      8.0            1.5%         107.5%

Net sales for the Terex Cranes segment for the six months ended June 30, 2004 decreased by $42.4 million and totaled $486.7 million when compared to $529.1 million for the same period in 2003. The sale of Schaeff Incorporated and C&M in the fourth quarter of 2003 reduced sales by $8.9 million when compared to 2003. The impact of a weaker U.S. dollar relative to the British Pound and Euro increased sales by approximately 9% relative to 2003 levels. Sales declined relative to 2003 primarily as a result of lower sales of used cranes and mobile cranes. Order backlog for mobile cranes remained stable despite North American crane market demand that remained relatively unchanged from 2003 levels.

Gross profit for the six months ended June 30, 2004 increased by $14.2 million relative to the same period in 2003 and totaled $62.9 million. The sale of the Schaeff Incorporated and C&M businesses reduced gross profit by $1.5 million in 2004 when compared to the same period in 2003. Gross profit improved in the mobile crane business, in part from higher margins realized on the sale of new machines. Gross profits also improved relative to 2003 in the tower crane business as a result of higher sales volumes.

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

SG&A costs for the six months ended June 30, 2004 totaled $46.3 million, an increase of $5.6 million over the same period in 2003. The sale of Schaeff Incorporated and C&M reduced SG&A costs in the first six months of 2004 by $1.4 million relative to the first six months of 2003. The impact of a weaker U.S. dollar relative to the Euro increased SG&A costs in 2004 relative to 2003 by $3.8 million, as the majority of the segment's SG&A expense is incurred in Euro. Restructuring and other charges recorded in SG&A in 2004 totaled $1.0 million, an increase of $0.5 million for the same period in 2003. These costs in 2004 relate to the completion of the Cork, Ireland aerials facility closure as well as the consolidation of crane distribution within France.

Income from operations for the six months ended June 30, 2004 totaled $16.6 million, compared to $8.0 million for the same period in 2003. Restructuring and other costs in 2004 were lower by $8.1 million when compared to the same period in 2003 and totaled $1.7 million. Profits in the mobile crane business fell slightly on lower sales volumes in North America. This decline was offset by the increase in profits realized in the tower crane business. The sale of C&M and Schaeff Incorporated had an insignificant impact on 2004 profitability when compared to 2003.

TEREX AERIAL WORK PLATFORMS

                                                   Six Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                             ($ amounts in millions)
Net sales .........................   $    406.1                 $    315.0                          28.9%
Gross profit ......................   $     84.6         20.8%   $     64.4           20.4%          31.4%
SG&A ..............................   $     31.6          7.8%   $     27.7            8.8%          14.1%
Income (loss) from operations .....   $     53.0         13.1%   $     36.7           11.7%          44.4%

Net sales for the Terex Aerial Work Platforms segment for the six months ended June 30, 2004 were $406.1 million, an increase of $91.1 million when compared to the same period in 2003. Sales increased when compared to the first half of 2003 as a result of stronger demand from the rental channel in the United States and Europe. Rental market demand has increased as rental channel customers are experiencing increased asset utilization as a result of an improved economy and continued to buy new equipment to reduce the age of their fleets. The segment also benefited from increased demand for material handler products.

Gross profit for the Terex Aerial Work Platforms segment for the six months ended June 30, 2004 was $84.6 million, an increase of $20.2 million when compared to the same period in 2003. Gross profit for the first half of 2003 included a $0.7 million charge related to certain fair value adjustments to Genie's inventory values recorded at the time of acquisition; no such charges were included in 2004 results. Steel cost increases experienced in the first half of 2004 negatively impacted gross profit in the segment. Gross profit benefited from the impact of the 29% increase in sales and offset the negative steel price variances.

SG&A costs for the six months ended June 30, 2004 totaled $31.6 million, an increase of $3.9 million from the same period in 2003. The increase was due primarily to higher compensation and related costs arising from higher sales levels.

Income from operations for the Terex Aerial Work Platforms segment for the six months ended June 30, 2004 was $53.0 million, an increase of $16.3 million from the same period in 2003. Income improved as sales volumes grew in the United States and Europe relative to 2003.

TEREX MINING

                                                   Six Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                             ($ amounts in millions)
Net sales .........................   $    172.1                 $    152.7                          12.7%
Gross profit ......................   $     28.8         16.7%   $     24.4           16.0%          18.0%
SG&A ..............................   $     20.3         11.8%   $     15.8           10.3%          28.5%
Income (loss) from operations .....   $      8.5          4.9%   $      8.6            5.6%          (1.2)%

Net sales in the Terex Mining segment increased by $19.4 million to $172.1 million in the six months ended June 30, 2004 compared to $152.7 million in the comparable period in 2003. Excluding the impact of a stronger Euro relative to the U.S. dollar, sales were essentially unchanged from 2003. Sales in the first quarter of 2004 were approximately $10 million lower than 2003 due to a temporary disruption in order activity created by uncertainty surrounding the attempted sale of the mining truck business. On December 10, 2003, the Company announced that it had terminated its discussions to sell the mining truck business. Sales in the second quarter of 2004 were approximately $25 million higher than in the second quarter of 2003 as a result of higher demand resulting from an increase in commodity pricing. Order activity increased within the segment as a result of the continued strength in commodity pricing.

Gross profit increased by $4.4 million in the six months ended June 30, 2004 when compared to the comparable period in 2003 and totaled $28.8 million. Gross profit increased as a result of a more favorable mix of replacement parts seen in 2004 compared to 2003, with parts making up 59% of sales in 2004 compared to 42% in 2003. Gross profit also benefited from improved selling margins from new hydraulic shovels and mining trucks. Included in gross profit for 2004 is a $0.4 million charge for the loss recognized on the sale of a legacy parts business. The Company decided to exit this line of business to focus on supporting core Terex products. Gross profit was also negatively impacted by steel costs in the first half of 2004 when compared to 2003 pricing levels.

SG&A expense increased by $4.5 million in the six months ended June 30, 2004 relative to the comparable period in 2003, to a total of $20.3 million. Approximately $1.5 million of the increase was due to the impact of foreign exchange as approximately 82% of the segment's SG&A was incurred in costs other than U.S. dollars.

Income from operations for the Terex Mining segment was $8.5 million in the six months ended June 30, 2004, a slight decrease when compared to $8.6 million for the same period in 2003. Improvements in gross profit were offset by higher SG&A costs incurred.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                                                   Six Months Ended June 30,
                                      ----------------------------------------------------
                                                2004                       2003
                                              Restated                   Restated
                                      -----------------------    -------------------------
                                                   % of Sales                   % of Sales      % Change
                                                   ----------                   ----------     ----------
                                             ($ amounts in millions)
Net sales .........................   $    484.6                 $    323.6                          49.8%
Gross profit ......................   $     62.8         13.0%   $     10.9            3.4%         476.1%
SG&A ..............................   $     51.4         10.6%   $     37.9           11.7%          35.6%
Goodwill impairment ...............   $       --           --    $     44.3           13.7%        (100.0)%
Income (loss) from operations .....   $     11.4          2.4%   $    (71.3)         (22.0)%       (116.0)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2004 were $484.6 million, an increase of $161.0 million when compared to the same period in 2003. The acquisition of Tatra and ATC on August 28, 2003 increased sales in the first half of 2004 by approximately $110 million when compared to the same period in 2003. Sales of roadbuilding products improved over 2003 levels as a result of higher demand for concrete mixers. Demand for roadbuilding products is linked to state and federal spending for road improvements and new construction. Given the current budget deficits impacting many state and federal governments, demand for roadbuilding products remains relatively unchanged from prior years. Sales of utility products were relatively unchanged from 2003 levels. The Terex Light Construction businesses showed year-over-year improvement in demand, partially as a result of orders shipped to the Middle East.

Gross profit for the six months ended June 30, 2004 totaled $62.8 million, an increase of $51.9 million when compared to the same period in 2003. The acquisition of a majority interest in Tatra and ATC increased gross profit by approximately $14 million when compared to 2003. Gross profit earned by the Roadbuilding and Utility Products businesses improved over 2003 levels despite the negative impact of increases in steel costs experienced during the first six months of 2004. The Company continues to focus on initiatives to mitigate future steel price increases including consolidating steel purchasing and selective price increases. Total restructuring charges incurred during the first half of 2004 were $0.3 million and related to the consolidation of facilities in the Utility Products business. The consolidation is part of an ongoing effort to eliminate duplicate facilities resulting from the acquisition of several distribution businesses over the past two years.

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

SG&A costs for the segment for the six months ended June 30, 2004 totaled $51.4 million, an increase of $13.5 million when compared to the same period in 2003. The majority of the increase was due to the acquisition of Tatra and ATC. SG&A costs also increased due to an unfavorable legal settlement in the Roadbuilding business and as a result of higher selling and administrative costs in the Utility Products businesses.

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

Based on this review, the Company determined the fair value of the Roadbuilding reporting unit using the present value of the cash flow expected to be generated by the reporting unit. The cash flow was determined based on the expected revenues, after tax profits, working capital levels and capital expenditures for the reporting unit. The present value was calculated by discounting the cash flow by the Company's weighted average cost of capital. The Company, with the assistance of a third-party, also reviewed the market value of the Roadbuilding reporting unit's tangible and intangible assets. These values were included in the determination of the carrying value of the Roadbuilding reporting unit. Based on the revised fair value of the reporting unit, a goodwill impairment of $44.3 million was recognized during the second quarter of 2003.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2004 was $11.4 million, compared to a loss of $71.3 million for the same period in 2003. Income from operations in 2003 included a goodwill impairment charge of $44.3 million. Restructuring and other costs incurred in the first six months of 2004 were $33.0 million lower than the $33.3 million incurred in the same period in 2003. The acquisition of Tatra and ATC improved income from operations by approximately $5.3 million. Income from operations in the Utility Products and Roadbuilding businesses was lower than in 2003 as a result of increases in steel costs experienced in 2004 as well as from unfavorable legal settlements seen in the first half of 2004.

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

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the six months ended June 30, 2004 was income of $17.4 million as compared to an expense of $4.5 million for the prior year period. The increase in other income relative to 2003 was primarily a result of the sale of idle facilities recognized in the second quarter of 2004 along with a favorable settlement reached related to the acquisition of the O&K business.

INCOME TAXES

During the six months ended June 30, 2004, the Company recognized income tax expense of $12.9 million on income before income taxes of $94.9 million, an effective rate of 13.6%, as compared to an income tax benefit of $9.3 million on a loss before income taxes of $45.3 million, an effective rate of 20.5%, in the prior year period. The effective tax rate for the six months ended June 30, 2004 was higher than the Company's 2003 full year effective tax-rate of (346.9%), primarily due to the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the asset would not be realized, partially offset by the strong financial performance of the Company's Fermec business, where recent performance indicated that the Company was more likely than not to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released in 2004.

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

INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At June 30, 2004, reserves for excess and obsolete inventory totaled $66.0 million.

ACCOUNTS RECEIVABLE - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At June 30, 2004, reserves for potentially uncollectible accounts receivable totaled $36.4 million.

GUARANTEES - The Company has issued guarantees to financial institutions of customer financing to purchase equipment. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees made by the Company have been negligible.

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

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $10 million for the estimated fair value of all guarantees provided as of June 30, 2004.

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

GOODWILL - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. The Company is required annually to review the value of its recorded goodwill to determine if it is potentially impaired. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the Company's weighted average cost of capital.

The cost of capital is based on assumptions about interest rates, as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of goodwill, as well as the overall expected value of a given business.

IMPAIRMENT OF LONG LIVED ASSETS - The Company's policy is to assess its ability to realize its long lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

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

INCOME TAXES - At June 30, 2004, the Company had deferred tax assets of $10.6 million, net of valuation allowances. The income tax expense was $12.9 million for the six months ended June 30, 2004. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits and obligations, respectively that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

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

A significant portion of the Company's deferred tax assets are comprised of net operating losses ("NOLs") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated NOLs of $418.1 million as of December 31, 2003. During the fourth quarter of 2003, and during subsequent quarterly periods, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

        o       The three year cumulative historical loss for U.S. operations.

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

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings are not sufficient to fully utilize the Company's U.S. deferred tax assets and therefore, recorded a valuation allowance for the year ended December 31, 2003 and subsequent periods.

In addition to its domestic NOLs, the Company has accumulated $887.7 million of foreign NOLs at December 31, 2003. During the fourth quarter of 2003, and during subsequent quarterly periods, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. During the second quarter of 2004, the strong financial performance of the Company's Fermec business' indicated that it was more likely than not that the Company would realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released, reducing the Company's income tax provision for the three months ended June 30, 2004 by $14.0 million.

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

The Company's sales are seasonal, with more than half of the Company's sales typically being generated in the first two quarters of a calendar year. This seasonality is a result of the needs of the Company's customers to have new equipment available for the spring, summer and fall construction season. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. For example, during the six months ended June 30, 2004, the Company used approximately $20 million of cash for working capital. The Company defines working capital as the sum of accounts receivable and inventories, less accounts payable. Despite this, during the first six months of 2004, the Company was able to generate $78.4 million of cash from operations. This cash inflow was due primarily to improved operating profitability of the Company.

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

CASH FLOWS

Net cash provided by operations for the six months ended June 30, 2004 was $78.4 million. Approximately $20 million of cash was used for working capital purposes during the six months ended June 30, 2004 in connection with the second quarter selling season. Net cash provided by operations decreased by $105.2 million in the six months ended June 30, 2004 when compared to the same period in 2003. During the first six months of 2003, the Company generated approximately $131.3 million from the reduction of working capital. A significant portion of the working capital reduction in the first six months of 2003 was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

Net cash used in investing activities in the six months ended June 30, 2004 was $1.3 million, as compared to a net use of $19.3 million in the six months ended June 30, 2003. This change is a result of the Company's receipt of $24.0 million as proceeds from the sale of excess assets during the first six months of 2004 and the reduced number and size of acquisitions completed in the first six months of 2004 when compared to the same period in 2003.

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

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $10 million for the estimated fair value of all guarantees provided as of June 30, 2004.

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

As of June 30, 2004, TFSH had total assets of $170.7 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $154.3 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of June 30, 2004, the maximum exposure to loss under these guarantees was approximately $14 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TSFH, in June 2004 the Company contributed an additional $1.9 million in cash to TFSH.

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

Sale-Leaseback Transactions

The Company's rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2004, the historical cost of equipment being leased back from the financing companies was $89.2 million and the minimum lease payment for the remainder of 2004 will be approximately $9 million.

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

FOREIGN EXCHANGE RISK

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollars versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2004, the Company had foreign currency contracts with a notional value of $270.8 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $7 million at June 30, 2004.

INTEREST RATE RISK

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. Prime Rate and LIBOR. The Company uses interest rate swaps to manage its interest rate risk. At June 30, 2004, approximately 47% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 7%.

At June 30, 2004, the Company had approximately $100 million of interest rate swaps fixing interest rates at 6.52% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $1 million at June 30, 2004.

At June 30, 2004, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.33% and 5.60% at June 30, 2004. The fair market value of these arrangements, which represent the cost to settle these contracts, was a liability of approximately $4 million.

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

                         ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q/A, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of June 30, 2004, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2004 because of the material weaknesses discussed below and because the Company was unable to file the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 within the time periods specified in the SEC's rules. Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A make a fair statement in all material respects of the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)     Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as described below.

(c) Effectiveness of Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to June 30, 2004 and prior to filing this Form 10-Q/A, the Company identified the material weaknesses described below in its annual assessment of the effectiveness of the Company's internal control over financial reporting. These material weaknesses also existed as of June 30, 2004.

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

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended December 31, 2004 and subsequently to address the material weaknesses described above:

        o The Company has changed the reporting relationship for operating financial personnel, so that they now report directly to the corporate finance group, and ultimately the Company's Chief Financial Officer, rather than to operational managers.
        o The Company has taken disciplinary actions and/or made changes with respect to certain personnel as a result of the errors in accounting and failure to account in accordance with generally accepted accounting principles.
        o The Company now requires periodic activity balancing, so that both parties recognize intercompany transactions at the same time. In the event of a dispute, the receiving party is required to recognize the transaction and escalate the dispute within the corporate finance group, so that reconciling items not resolved between the parties within a specified time frame are promptly resolved by the Company.
        o The Company has added additional personnel, including: hiring a new Vice President of Information Technology and a new human resources director dedicated to the Company's financial organization, both reporting to the Company's Chief Financial Officer; appointing a new Chief Accounting Officer and Controller, reporting to the Company's Chief Financial Officer; hiring a new Vice President of Internal Audit reporting, directly to the Chairman of the Audit Committee and for administrative purposes to the Company's Chief Financial Officer; hiring an intercompany controller and hiring other financial personnel in the corporate accounting, field location and internal audit areas.
        o The Company engaged an outside service provider to review the Company's existing set of internal controls and recommend process improvements specifically related to the treatment of intercompany activity.
        o The Company's Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Human Resources and several others conducted full day mandatory meetings for approximately 350 of the Company's executives on a worldwide basis concerning business practices, the Company's Code of Ethics and Conduct, compliance, full disclosure and other matters.
        o The Company has provided additional training in the application of U.S. generally accepted accounting principles to financial personnel in the U.S. and internationally.

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

The Company intends to take further actions to remediate the material weaknesses noted above and improve controls overall by which actions are intended to prevent this type of situation from occurring in the future including:

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

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company. For information concerning litigation and other contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties."

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended June 30, 2004 of Common Stock that is registered by the Company pursuant to the Exchange Act.

                                                            Issuer Purchases of Equity Securities
                                 --------------------------------------------------------------------------------------------
                                                                                                             (d) Maximum
                                                                                  (c) Total Number of     Number of Shares
                                                                                  Shares Purchased as     that May Yet be
                                                                                   Part of Publicly          Purchased
                                 (a) Total Number of        (b) Average Price      Announced Plans or      Under the Plans
Period                             Shares Purchased           Paid per Share           Programs              or Programs
------------------------------   --------------------      --------------------   --------------------   --------------------
April 1, 2004 - April 30, 2004                 22,429(1)   $              38.33                     --                     --
May 1, 2004 - May 31, 2004                         --                        --                     --                     --
June 1, 2004 - June 30, 2004                       --                        --                     --                     --
                                 --------------------      --------------------   --------------------   --------------------
Total                                          22,429      $              38.33                     --                     --
                                 ====================      ====================   ====================   ====================

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

Item 3.         Defaults Upon Senior Securities
Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 25, 2004, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 29, 2004 voted to approve each of the seven proposals included in the Company's proxy statement as follows:

                                                          Affirmative      Negative   Abstentions       Unvoted
                                                          -----------   -----------   -----------   -----------
Proposal 1: To elect eight directors to hold
       office for one year or until their
       successors are duly elected and qualified:
                  Ronald M. DeFeo                          45,071,275       967,082            --            --
                  G. Chris Andersen                        45,067,655       970,702            --            --
                  Don DeFosset                             45,463,897       574,460            --            --
                  William H. Fike                          45,463,789       574,568            --            --
                  Dr. Donald P. Jacobs                     45,463,928       574,429            --            --
                  David A. Sachs                           45,067,687       970,670            --            --
                  J. C. Watts, Jr                          45,464,005       574,352            --            --
                  Helge H. Wehmeier                        45,467,671       570,686            --            --

Proposal 2:  To ratify the selection of
       Pricewaterhouse Coopers LLP as
       independent accountants of the Company
       for 2004:                                           45,790,022       236,256        12,079            --

Proposal 3:  To approve an amendment to the
       Terex Corporation 2000 Incentive Plan
       to increase the number of shares of
       the Company's common stock available
       for grant thereunder:                               34,566,358     7,279,672       582,749     3,609,578

Proposal 4:  To approve the Terex
       Corporation 2004 Annual Incentive
       Compensation Plan to meet the
       requirements for tax deductibility
       under Section 162(m) of the Internal
       Revenue Code of 1986, as amended:                   43,891,554     1,732,835       413,967             1

Proposal 5: To approve the existing Terex
       Corporation Employee Stock Purchase
       Plan to comply with newly issued New
       York Stock Exchange requirements:                   37,720,865     4,294,624       413,290     3,609,578

Proposal 6: To approve the existing Terex
       Corporation Deferred Compensation
       Plan to comply with newly issued New
       York Stock Exchange requirements:                   40,483,293     1,468,001       477,485     3,609,578

Proposal 7: To approve the existing
       arrangement for compensation of
       outside directors of Terex Corporation
       to comply with newly issued New York
       Stock Exchange requirements:                        39,602,918     2,163,674       622,187     3,609,578

Item 5.         Other Information

Recent Developments

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

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties." In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others:

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

                                            TEREX CORPORATION
                                               (Registrant)

Date: February 17, 2006                     /s/ Phillip C. Widman
                                            ------------------------------------
                                            Phillip C. Widman
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date: February 17, 2006                     /s/ Jonathan D. Carter
                                            ------------------------------------
                                            Jonathan D. Carter
                                            Vice President, Controller and Chief
                                            Accounting Officer
                                            (Principal Accounting Officer)

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

10.3 Terex Corporation Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

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

10.8 Terex Corporation 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

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

10.11 Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

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

12      Calculation of Ratio of Earnings to Fixed Charges.*

31.1    Chief Executive Officer Certification pursuant to Rule
        13a-14(a)/15d-14(a).*

31.2    Chief Financial Officer Certification pursuant to Rule
        13a-14(a)/15d-14(a).*

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.*

        *       Exhibit filed with this document.