Form 10-Q
period 2004-09-30
TEREX CORP
filed 2006-02-17
CIK 97216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10 - Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                              YES [ ]       NO [X]

Number of outstanding shares of common stock: 50.1 million as of January 31, 2006.

The Exhibit Index begins on page 77.

                                EXPLANATORY NOTE

Terex Corporation ("Terex" or the "Company") is filing this Quarterly Report on Form 10-Q late due to the fact that it will be restating its financial statements for the years ended December 31, 2002 and 2003, along with the corresponding interim periods for 2003, in an Annual Report on Form 10-K for the year ended December 31, 2004 to be filed with the Securities and Exchange Commission ("SEC") substantially contemporaneously herewith. That Annual Report on Form 10-K also will include restated selected financial data for the years ended December 31, 2000 and 2001. In addition, Terex is amending its filings for the interim periods ended March 31, 2004 and June 30, 2004 in Amendments to Quarterly Reports on Form 10-Q/A that will be filed with the SEC substantially contemporaneously herewith. All financial information contained in this Quarterly Report on Form 10-Q gives effect to this restatement.

The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors. The accompanying condensed consolidated financial statements and notes thereto set forth herein summarize the nature of the adjustments recorded to correct previously issued financial statements.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q.

For information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Note B of the Notes to Condensed Consolidated Financial Statements, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements," and Item 4 - "Controls and Procedures." For additional information regarding the background of these matters, see the Company's Current Reports on Form 8-K furnished to the SEC from October 27, 2004 through the date of this Form 10-Q with respect to this matter.

All amounts referenced in this Quarterly Report on Form 10-Q for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Terex has not amended its Quarterly Report on Form 10-Q for the interim period ended September 30, 2003. The information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in such other report should no longer be relied upon.

This Quarterly Report on Form 10-Q, including the financial statements and notes thereto included herein, generally does not reflect subsequent events occurring after September 30, 2004. For a description of subsequent events, this Form 10-Q should be read in conjunction with Terex's filings made subsequent to September 30, 2004, including the Company's Current Reports on Form 8-K, and any filings to be made by the Company to reflect the impact of the restatement of its financial statements discussed above.

                                      INDEX

                       TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation ("Terex" or the "Company") includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on September 30, 2004 (the "Guarantors") of the Company's $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). See Note S to the Company's September 30, 2004 Condensed Consolidated Financial Statements included in this Quarterly Report.

                                               State or other
                                               jurisdiction of   I.R.S. employer
                                                incorporation    identification
                 Guarantor                     or organization       number
--------------------------------------------   ---------------   ---------------
Amida Industries, Inc.                         South Carolina      57-0531390
Benford America, Inc.                             Delaware         76-0522879
BL-Pegson USA, Inc.                              Connecticut       31-1629830
Cedarapids, Inc.                                    Iowa           42-0332910
CMI Dakota Company                              South Dakota       46-0440642
CMI Terex Corporation                             Oklahoma         73-0519810
CMIOIL Corporation                                Oklahoma         73-1125438
EarthKing, Inc.                                   Delaware         06-1572433
Finlay Hydrascreen USA, Inc.                     New Jersey        22-2776883
Fuchs Terex, Inc.                                 Delaware         06-1570294
Genie Access Services, Inc.                      Washington        91-2073567
Genie China, Inc.                                Washington        91-1973009
Genie Financial Services, Inc.                   Washington        91-1712115
Genie Holdings, Inc.                             Washington        91-1666966
Genie Industries, Inc.                           Washington        91-0815489
Genie International, Inc.                        Washington        91-1975116
Genie Manufacturing, Inc.                        Washington        91-1499412
GFS National, Inc.                               Washington        91-1959375
Koehring Cranes, Inc.                             Delaware         06-1423888
O & K Orenstein & Koppel, Inc.                    Delaware         58-2084520
Payhauler Corp.                                   Illinois         36-3195008
Powerscreen Holdings USA Inc.                     Delaware         61-1265609
Powerscreen International LLC                     Delaware         61-1340898
Powerscreen North America Inc.                    Delaware         61-1340891
Powerscreen USA, LLC                              Kentucky         31-1515625
PPM Cranes, Inc.                                  Delaware         39-1611683
Product Support, Inc.                             Oklahoma         73-1488926
Royer Industries, Inc.                          Pennsylvania       24-0708630
Schaeff Incorporated                                Iowa           42-1097891
Spinnaker Insurance Company                        Vermont         03-0372517
Standard Havens, Inc.                             Delaware         43-0913249
Standard Havens Products, Inc.                    Delaware         43-1435208
Terex Advance Mixer, Inc.                         Delaware         06-1444818
Terex Bartell, Inc.                               Delaware         34-1325948
Terex Cranes, Inc.                                Delaware         06-1513089
Terex Financial Services, Inc.                    Delaware         45-0497096
Terex Mining Equipment, Inc.                      Delaware         06-1503634
Terex Utilities, Inc.                             Delaware         04-3711918
Terex Utilities South, Inc.                       Delaware         74-3075523
Terex-RO Corporation                               Kansas          44-0565380
Terex-Telelect, Inc.                              Delaware         41-1603748
The American Crane Corporation                 North Carolina      56-1570091
Utility Equipment, Inc.                            Oregon          93-0557703

                                                                                                              Page No.
                                                                                                              --------
PART I        FINANCIAL INFORMATION

     Item 1   Condensed Consolidated Financial Statements

              TEREX CORPORATION AND SUBSIDIARIES
                    Condensed Consolidated Statement of Operations -
                           Three months and nine months ended September 30, 2004 and 2003......................   4
                    Condensed Consolidated Balance Sheet - September 30, 2004 and December 31, 2003............   5
                    Condensed Consolidated Statement of Cash Flows -
                           Nine months ended September 30, 2004 and 2003.......................................   6
                    Notes to Condensed Consolidated Financial Statements - September 30, 2004..................   7
     Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations............  41
     Item 3   Quantitative and Qualitative Disclosures About Market Risk.......................................  68
     Item 4   Controls and Procedures..........................................................................  69

PART II       OTHER INFORMATION

     Item 1   Legal Proceedings................................................................................  72
     Item 2   Unregistered Sales of Equity Securities and Use of Proceeds......................................  73
     Item 3   Defaults Upon Senior Securities..................................................................  73
     Item 4   Submission of Matters to a Vote of Security Holders..............................................  73
     Item 5   Other Information................................................................................  73
     Item 6   Exhibits.........................................................................................  75

SIGNATURES.....................................................................................................  76

EXHIBIT INDEX..................................................................................................  77

PART 1.   FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                      (in millions, except per share data)

                                                                               For the Three Months      For the Nine Months
                                                                               Ended September 30,       Ended September 30,
                                                                             -----------------------   -----------------------
                                                                                             2003                      2003
                                                                                2004       Restated       2004       Restated
                                                                             ----------   ----------   ----------   ----------
Net sales ................................................................   $  1,252.2   $    914.7   $  3,644.1   $  2,899.2
Cost of goods sold .......................................................      1,066.0        788.8      3,104.8      2,530.9
                                                                             ----------   ----------   ----------   ----------
  Gross profit ...........................................................        186.2        125.9        539.3        368.3
Selling, general and administrative expenses .............................       (115.0)       (90.0)      (347.1)      (280.2)
Goodwill impairment ......................................................           --           --           --        (44.3)
                                                                             ----------   ----------   ----------   ----------
  Income from operations .................................................         71.2         35.9        192.2         43.8
Other income (expense):
  Interest income ........................................................          1.8          1.6          4.2          5.4
  Interest expense .......................................................        (23.2)       (23.3)       (69.1)       (75.8)
  Other income (expense) - net ...........................................         (1.2)        (1.9)        16.2         (6.4)
                                                                             ----------   ----------   ----------   ----------
  Income (loss) before income taxes ......................................         48.6         12.3        143.5        (33.0)
(Provision for) benefit from income taxes ................................         (3.9)        (2.5)       (16.8)         6.8
                                                                             ----------   ----------   ----------   ----------
Net income (loss) ........................................................   $     44.7   $      9.8   $    126.7   $    (26.2)
                                                                             ==========   ==========   ==========   ==========
Per common share:
  Basic ..................................................................   $     0.91   $     0.21   $     2.59   $    (0.55)
                                                                             ==========   ==========   ==========   ==========
  Diluted ................................................................   $     0.87   $     0.20   $     2.48   $    (0.55)
                                                                             ==========   ==========   ==========   ==========
Weighted average number of shares outstanding in per share calculation:
    Basic ................................................................         49.3         47.8         49.0         47.5
    Diluted ..............................................................         51.3         50.0         51.0         47.5

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)
                         (in millions, except par value)

                                                                                                   December 31,
                                                                                  September 30,        2003
                                                                                      2004           Restated
                                                                                 --------------   --------------
Assets
Current assets
    Cash and cash equivalents ................................................   $        392.3   $        467.5
    Trade receivables (net of allowance of $40.0 at September 30, 2004
     and $38.3 at December 31, 2003) .........................................            649.6            509.3
    Inventories ..............................................................          1,170.7          1,038.5
    Deferred taxes ...........................................................             81.3             78.6
    Other current assets .....................................................            137.0            125.6
                                                                                 --------------   --------------
        Total current assets .................................................          2,430.9          2,219.5
Long-term assets
    Property, plant and equipment ............................................            337.3            353.8
    Goodwill .................................................................            638.9            616.7
    Deferred taxes ...........................................................             61.0             47.0
    Other assets .............................................................            280.7            317.2
                                                                                 --------------   --------------
Total assets .................................................................   $      3,748.8   $      3,554.2
                                                                                 ==============   ==============
Liabilities and Stockholders' Equity
  Current liabilities
    Notes payable and current portion of long-term debt ......................   $         74.1   $         86.8
    Trade accounts payable ...................................................            767.6            614.9
    Accrued compensation and benefits ........................................            101.5             89.7
    Accrued warranties and product liability .................................             86.7             89.7
    Other current liabilities ................................................            332.8            287.5
                                                                                 --------------   --------------
        Total current liabilities ............................................          1,362.7          1,168.6
  Non-current liabilities
    Long-term debt, less current portion .....................................          1,143.1          1,274.8
    Other ....................................................................            408.7            436.2

  Commitments and contingencies

  Stockholders' equity
    Common stock, $.01 par value - authorized 150.0 shares; issued 50.7 and
     50.0 shares at September 30, 2004 and December 31, 2003, respectively ...              0.5              0.5
    Additional paid-in capital ...............................................            838.4            813.5
    Accumulated deficit ......................................................            (78.5)          (205.2)
    Accumulated other comprehensive income ...................................            108.7            110.4
    Less cost of shares of common stock in treasury - 2.0 and 1.9 shares at
    September 30, 2004 and December 31, 2003, respectively ...................            (34.8)           (44.6)
                                                                                 --------------   --------------
        Total stockholders' equity ...........................................            834.3            674.6
                                                                                 --------------   --------------
  Total liabilities and stockholders' equity .................................   $      3,748.8   $      3,554.2
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

                       TEREX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  (in millions)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                 --------------------------------
                                                                                                        2003
                                                                                       2004           Restated
                                                                                 --------------    --------------
Operating Activities
  Net income (loss) ..........................................................   $        126.7    $        (26.2)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation .............................................................             40.1              40.6
    Amortization .............................................................             11.6               9.5
    Impairment charges and asset write downs .................................               --              65.5
    Loss on retirement of debt ...............................................              2.4               1.4
    Gain on sale of fixed assets .............................................            (20.5)             (2.4)
    Changes in operating assets and liabilities (net of effects of acquisitions):
      Trade receivables ......................................................           (108.4)             75.6
      Inventories ............................................................           (147.2)             86.6
      Trade accounts payable .................................................            157.2               6.5
      Other, net .............................................................              6.2             (43.0)
                                                                                 --------------    --------------
        Net cash provided by operating activities ............................             68.1             214.1
                                                                                 --------------    --------------
Investing Activities
  Acquisition of businesses, net of cash acquired ............................            (14.6)             (8.7)
  Capital expenditures .......................................................            (21.5)            (19.7)
  Proceeds from sale of assets ...............................................             31.8               4.5
                                                                                 --------------    --------------
        Net cash used in investing activities ................................             (4.3)            (23.9)
                                                                                 --------------    --------------
Financing Activities
  Principal repayments of long-term debt .....................................           (125.0)            (54.5)
  Proceeds from stock options exercised ......................................              8.3               1.4
  Net borrowings (repayments) under revolving line of credit agreements ......             (6.6)            (43.5)
  Payment of premium on early retirement of debt .............................               --              (2.2)
  Other, net .................................................................            (15.5)            (26.0)
                                                                                 --------------    --------------
        Net cash used in financing activities ................................           (138.8)           (124.8)
                                                                                 --------------    --------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents .................             (0.2)             13.3
                                                                                 --------------    --------------
Net Increase (Decrease) in Cash and Cash Equivalents .........................            (75.2)             78.7
Cash and Cash Equivalents at Beginning of Period .............................            467.5             352.2
                                                                                 --------------    --------------
Cash and Cash Equivalents at End of Period ...................................   $        392.3    $        430.9
                                                                                 ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (unaudited)
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Terex Corporation and subsidiaries as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements.

The condensed consolidated financial statements include the accounts of Terex Corporation and its majority owned subsidiaries ("Terex" or the "Company"). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for a fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Cash and cash equivalents at September 30, 2004 and December 31, 2003 include $2.8 and $10.9, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The results for prior periods have been reclassified to conform to the current periods' presentation. The Terex mining truck business is included as a continuing operation.

On July 1, 2004, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain operational efficiencies. The Materials Processing Group, formerly part of the Terex Roadbuilding, Utility Products and Other Segment, is now consolidated with the Terex Mining Group under the Terex Materials Processing & Mining Segment. The Terex Light Construction and Load King businesses, formerly part of the Terex Roadbuilding, Utility Products and Other Segment, are now part of the Terex Aerial Work Platforms Segment.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company adopted the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of September 30, 2004, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company has adopted the provisions of FIN 46R effective March 31, 2004. The adoption of FIN 46R has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." In May 2004, the FASB issued FSP No. 106-2, which superceded FSP No. 106-1. FSP Nos. 106-1 and 106-2 became effective in 2004. FSP No. 106-2 provides guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The Company's U.S. postretirement healthcare plans provide for prescription drug benefits for certain participants. Due to the limited number of participants in the Company's postretirement healthcare plans that are affected by the Act, the adoption of FSP Nos. 106-1 and 106-2 did not have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As per SEC Release No. 33-8568, issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note P- "Litigation and Contingencies." Substantially all receivables were trade receivables at September 30, 2004 and December 31, 2003.

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

The following table summarizes the changes in the consolidated product warranty liability:

                                                             For the
                                                         Nine Months Ended
                                                        September 30, 2004
                                                        ------------------
Balance at beginning of period (Restated) ...........   $             69.6
Accruals for warranties issued during the period ....                 56.9
Changes in estimates ................................                 (0.5)
Settlements during the period .......................                (57.7)
Foreign exchange effect .............................                 (0.2)
                                                        ------------------
Balance at end of period ............................   $             68.1
                                                        ==================

Stock-Based Compensation. At September 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") to stock-based employee compensation.

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                                          2003                        2003
                                                            2004        Restated        2004        Restated
                                                         ----------    ----------    ----------    ----------
Reported net income (loss) ...........................   $     44.7    $      9.8    $    126.7    $    (26.2)
Deduct: Total stock-based employee compensation
 expense determined under fair value based methods
 for all awards, net of related income tax effects ...         (1.7)         (1.0)         (5.1)         (3.1)
                                                         ----------    ----------    ----------    ----------
Pro forma net income (loss) ..........................   $     43.0    $      8.8    $    121.6    $    (29.3)
                                                         ==========    ==========    ==========    ==========
Per common share:
  Basic:
    Reported net income (loss) .......................   $     0.91    $     0.21    $     2.59    $    (0.55)
                                                         ==========    ==========    ==========    ==========
    Pro forma net income (loss) ......................   $     0.87    $     0.18    $     2.48    $    (0.62)
                                                         ==========    ==========    ==========    ==========
  Diluted:
    Reported net income (loss) .......................   $     0.87    $     0.20    $     2.48    $    (0.55)
                                                         ==========    ==========    ==========    ==========
    Pro forma net income (loss) ......................   $     0.84    $     0.18    $     2.38    $    (0.62)
                                                         ==========    ==========    ==========    ==========

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Dividend yields ......................................          0.0%          0.0%          0.0%          0.0%
Expected volatility ..................................        51.10%        52.82%        51.10%        52.82%
Risk-free interest rates .............................         4.04%         4.89%         4.04%         4.89%
Expected life (in years) .............................         10.0          10.0          10.0           9.8
Aggregate fair value of options granted ..............   $      0.1    $      0.6    $      7.2    $      5.2
Weighted average fair value at date of grant
 for options granted .................................   $    22.33    $    13.24    $    22.42    $     7.99

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

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q.

The following tables set forth the restatement of the Company's previously issued statements of operations for the three and nine months ended September 30, 2003 and the Company's restated balance sheet as of December 31, 2003, on a summary basis.

All other information presented in the notes to these financial statements is presented on a restated basis.

STATEMENTS OF OPERATIONS:

                                                           For the Three Months        For the Nine Months
                                                         Ended September 30, 2003    Ended September 30, 2003
                                                         ------------------------    ------------------------
                                                             As                          As
                                                         Originally        As        Originally        As
                                                          Reported      Restated      Reported      Restated
                                                         ----------    ----------    ----------    ----------
Net sales ............................................   $    906.3    $    914.7    $  2,882.8    $  2,899.2
Cost of goods sold ...................................   $    772.8    $    788.8    $  2,502.9    $  2,530.9
Gross profit .........................................   $    133.5    $    125.9    $    379.9    $    368.3
Goodwill impairment ..................................   $       --    $       --    $    (51.3)   $    (44.3)
Selling, general and administrative expenses..........   $    (89.1)   $    (90.0)   $   (279.2)   $   (280.2)
Income from operations ...............................   $     44.4    $     35.9    $     49.4    $     43.8
Other income (expense) - net .........................   $     (1.9)   $     (1.9)   $     (6.5)   $     (6.4)
Income (loss) before income taxes ....................   $     20.8    $     12.3    $    (27.5)   $    (33.0)
(Provision for) benefit from income taxes ............   $     (5.9)   $     (2.5)   $      2.6    $      6.8
Net income (loss) ....................................   $     14.9    $      9.8    $    (24.9)   $    (26.2)
Per common share:
  Basic: .............................................   $     0.31    $     0.21    $    (0.52)   $    (0.55)
  Diluted: ...........................................   $     0.30    $     0.20    $    (0.52)   $    (0.55)

BALANCE SHEET:

                                                                                      As of December 31, 2003
                                                                                     ------------------------
                                                                                         As
                                                                                     Originally        As
                                                                                      Reported      Restated
                                                                                     ----------    ----------
Trade receivables ...............................................................    $    540.2    $    509.3
Inventories .....................................................................    $  1,009.7    $  1,038.5
Current deferred taxes ..........................................................    $     53.9    $     78.6
Other current assets ............................................................    $    122.7    $    125.6
Total current assets ............................................................    $  2,194.0    $  2,219.5
Property, plant and equipment ...................................................    $    370.1    $    353.8
Goodwill ........................................................................    $    603.5    $    616.7
Deferred taxes ..................................................................    $    238.9    $     47.0
Other Assets ....................................................................    $    317.3    $    317.2
Total assets ....................................................................    $  3,723.8    $  3,554.2
Trade accounts payable ..........................................................    $    608.6    $    614.9
Accrued compensation and benefits ...............................................    $     94.5    $     89.7
Accrued warranties and product liability ........................................    $     88.5    $     89.7
Other current liabilities .......................................................    $    281.0    $    287.5
Total current liabilities .......................................................    $  1,159.4    $  1,168.6
Non-current liabilities - other .................................................    $    412.9    $    436.2
Additional paid-in capital ......................................................    $    795.1    $    813.5
Retained earnings (accumulated deficit) .........................................    $     41.9    $   (205.2)
Cumulative translation adjustment ...............................................    $     79.6    $    140.0
Accumulated other comprehensive income ..........................................    $     57.0    $    110.4
Cost of shares of common stock in treasury ......................................    $    (17.8)   $    (44.6)
Total stockholders' equity ......................................................    $    876.7    $    674.6
Total liabilities and stockholders' equity ......................................    $  3,723.8    $  3,554.2

Net cash from operating activities, financing activities and investing activities for the nine months ended September 30, 2003 did not change from previously issued results. The impact of the restatement on individual line items within operating activities are reflected in the consolidated statement of cash flows for the nine months ended September 30, 2003.

The cumulative effect of the restatement of the Company's previously filed financial statements was to reduce retained earnings as of December 31, 2003 and 2002 by $247.1 (of which $200.7 relates to the tax valuation allowance discussed below) and $46.0, respectively, which includes tax benefits of (provisions for) ($185.7) and $6.7, respectively. Total stockholders' equity as of December 31, 2003 and 2002 decreased by $202.1 (of which $200.7 relates to the tax valuation allowance discussed below) and $42.3, respectively. The issues giving rise to the restatement of the Company's previously filed financial statements, and the pre-tax adjustments resulting therefrom, are summarized below:

North American Cranes (Cranes Segment): The Company failed to properly record certain items related to inventory shortages, warranty and third-party payables activity. These items were improperly recorded to intercompany accounts that were not timely reconciled, leading to costs totaling $4.7 for the three months and $6.4 during the nine months ended September 30, 2003 not being recorded as expenses.

North American Distribution (Construction Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances and resulted in costs totaling $0.0 for the three months and $0.3 during the nine months ended September 30, 2003 not being recorded as expenses.

Light Construction (Aerial Work Platforms Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances, which resulted in errors in the recording of intercompany transactions and, as a result, costs totaling $0.7 for the three months and $2.0 during the nine months ended September 30, 2003 were not recorded as expenses.

Compact Equipment (Construction Segment): The Company failed to reconcile the accrual for goods received not invoiced to underlying detailed records for raw material and parts inventory in connection with assessing the appropriateness of the accrued liability. As a result, costs totaling $1.8 were not recorded as expenses for the three months and $2.1 during the nine months ended September 30, 2003.

Other Intercompany Imbalances and Other Items: The Company's various business units buy and sell products and services from each other in the normal course of operations. Errors were identified as a result of not reconciling intercompany activity in a timely manner between certain business units. Other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to the reconciliation of certain accruals and foreign currency adjustments. As a result of these aggregate errors, expenses were not recorded totaling $0.3 for the three months and $1.0 during the nine months ended September 30, 2003. These errors occurred mainly in the Construction and Cranes segments.

Schaeff Goodwill: On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"), a German manufacturer of compact construction equipment and a full range of scrap material handlers. An error in the recording of the Company's investment led to an overstatement of goodwill and the cumulative translation adjustment account within other comprehensive income within stockholders' equity in the amount of $23.5, beginning in 2002.

Revenue Recognition: The Company has determined that there were errors in the timing of revenue recognition in certain transactions because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers. The correction of these errors has resulted in an increase in revenue of $8.4 for the three months and $16.4 for the nine months ended September 30, 2003. As a result of these adjustments, there was an increase in pre-tax income of $1.1 in the three months and $2.5 in the nine months ended September 30, 2003.

Acquisition Accounting: During the Company's review of the accounting for certain of its acquisitions, errors were identified related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. These errors also resulted in an overstatement of goodwill at the time of the acquisitions. As the goodwill was subsequently impaired, such errors also resulted in an overstatement of the goodwill impairment by $7.0 during the year ended December 31, 2003. As a result of these aggregate errors, expenses were not recorded totaling $2.1 in the three months ended September 30, 2003. In addition, expenses totaling $3.2 were not recorded in the nine months ended September 30, 2003, which were offset by $7.0 of income relating to a reduction in goodwill impairment from $51.3 to $44.3.

Cumulative Translation Adjustment: Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of SFAS No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and failed to translate this goodwill in subsequent reporting periods at current exchange rates as required by SFAS No. 52. The cumulative impact of this correction has increased (decreased) the Company's goodwill and the translation adjustment account within stockholders' equity by $32.3 as of December 31, 2003 and ($0.6) as of December 31, 2002. In addition, the reconciliation of intercompany imbalances described in the previous paragraphs affected the translation adjustment within stockholders' equity.

Retirement and Other Benefit Plans: During the Company's review of its foreign defined benefit plans in 2004, an error was identified in the application of SFAS No. 87, "Employers' Accounting for Pensions." The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. The net result of correcting this error was a reduction in other comprehensive income (net of taxes) as of December 31, 2003 totaling $6.9. In addition, non-current liabilities increased as of December 31, 2003 by $9.8. The Company also determined it was not properly accounting for equity based compensation in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" and APB No. 25 as permitted by SFAS No. 123. Prior to January 1, 2004, the Company's deferred compensation plan permitted participants to transfer their investments between the plan's investment options and such deferred compensation was recorded as a non-current liability on the balance sheet. Effective January 1, 2004, the plan was revised to prohibit transfers between investment options; this revision resulted in a reclassification of the current and non-current liability established through December 31, 2003 to additional paid-in capital within stockholders' equity. As of December 31, 2003, the net result of correcting these errors was a decrease in current liabilities totaling $5.2, an increase in non-current liabilities totaling $14.4, an increase in paid in capital totaling $17.7 and an increase in treasury stock totaling $26.8.

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

As a result of the pre-tax income restatement adjustments discussed above, a reassessment was performed as to the likely realization of the Company's U.S. deferred tax assets at each reporting date. The reassessment of the realizability of the Company's deferred tax assets resulted in a valuation allowance being recorded at December 31, 2003 in the restated financial statements. This increased the Company's deferred tax valuation allowance and corresponding tax expense in 2003 by $200.7 million and reduced tax expense in the three months ended September 30, 2004 by $1.7 million. Based on the profitability of the Company in 2004 and significant, profitable backlog generated in early 2005, the valuation allowance was reversed in the quarter ended December 31, 2004.

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

NOTE C - ACQUISITIONS AND DIVESTITURES

Acquisitions

On September 7, 2004, the Company completed the acquisition of Noble CE, LLC and its Mexican subsidiary ("Noble CE"). Noble CE, with its manufacturing facility located in Mexico, designs, fabricates and assembles forklift products, pull scrapers and water tanks, and performs fabrication work for other businesses. In connection with the acquisition, the Company paid $5.0 cash, subject to post-closing adjustment based upon the finalization of the closing date balance sheet. Noble CE is included in the Terex Materials Processing & Mining segment. The operating results of Noble CE, now known as Terex Mexico, are included in the Company's consolidated results of operations since September 7, 2004.

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

On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra") from SDC Prague s.r.o., a subsidiary of SDC International, Inc. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consideration for the acquisition was comprised of debt forgiveness totaling $8.1, cash of $0.2 and approximately 209 thousand shares of Terex Common Stock. On April 22, 2004, the Company purchased an additional 10% of the outstanding shares of Tatra for $1.2 in cash. These acquisitions bring Terex's total ownership interest in Tatra to approximately 81%. Tatra's results have been included in the Company's consolidated financial statements since August 28, 2003. Upon the initial consolidation of Tatra into the Company's consolidated financial results, Tatra's debt totaled approximately $33. This debt primarily consisted of notes payable to financial institutions. Tatra is part of the Terex Roadbuilding, Utility Products and Other segment.

The Company owns an approximately 67% interest in American Truck Company ("ATC"). ATC is located in the United States and manufactures heavy-duty off-road trucks for military and severe duty commercial applications. The Company and Tatra each owned approximately a one-third interest in ATC at August 28, 2003. As a result of the Company's August 28, 2003 acquisition of additional ownership of Tatra, the results of ATC also have been included in the Company's consolidated financials statements since August 28, 2003. Prior to this date the Company accounted for its investment in ATC under the equity method of accounting. The Company subsequently acquired Tatra's interest in ATC on June 14, 2004 for approximately $1.4, which was used to repay certain indebtedness of Tatra to the Company. ATC is included in the Terex Roadbuilding, Utility Products and Other segment.

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

Divestitures

During the second quarter of 2004, the Company sold certain legacy parts businesses for $2.5 in cash and promissory notes, as the Company's strategy is to focus on supporting core Terex products. These legacy parts businesses were included in the Terex Cranes and Terex Materials Processing & Mining segments prior to their sale and resulted in a loss of $2.3 recorded in cost of goods sold. In addition, the Company entered into a 10 year non-compete agreement with the purchaser of these businesses for a $0.8 promissory note.

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

NOTE D - GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company's reportable segments.

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                                                         Terex
                                                                              Terex        Terex     Roadbuilding,
                                                                             Aerial      Materials      Utility
                                                   Terex         Terex        Work      Processing    Products and
                                               Construction     Cranes      Platforms    & Mining        Other          Total
                                               ------------   ----------   ----------   ----------   -------------   ----------
Balance at December 31, 2003 (restated) ....   $      325.8   $     98.6   $     71.3   $     41.6   $        79.4   $    616.7
Acquisitions ...............................             --           --         13.4           --             9.0         22.4
Foreign exchange effect  and other .........            0.9         (0.8)         1.1           --            (1.4)        (0.2)
                                               ------------   ----------   ----------   ----------   -------------   ----------
Balance at September 30, 2004 ..............   $      326.7   $     97.8   $     85.8   $     41.6   $        87.0   $    638.9
                                               ============   ==========   ==========   ==========   =============   ==========

In April and October 2004 the Company made an $8.5 and $4.4 cash payment, respectively, to the previous owners of Genie Holdings, Inc. and its affiliates ("Genie"). The payments were related to a contingent purchase price adjustment, and was based on the collection of certain trade receivables which were outstanding on the acquisition date. The October 2004 payment was earned and accrued for during the third quarter of 2004. Genie is included in the Terex Aerial Work Platforms segment.

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At September 30, 2004, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at September 30, 2004 was a loss of $3.7, which is recorded in other current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During the three months and nine months ended September 30, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At September 30, 2004, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at September 30, 2004 was a gain of $2.4, which is recorded in other non-current assets. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains are being amortized over the original maturity and, netted against the market value of the swap agreements held at September 30, 2004, are offset by a $6.8 addition in the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts, that mature within 15 months, to manage its exposure to changing currency exchange rates. At September 30, 2004, the Company had $285.7 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before September 30, 2005. The fair market value of these swaps at September 30, 2004 was a net gain of $4.5. At September 30, 2004, $276.6 notional amount of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. For these cash flow hedges, during the three months and nine months ended September 30, 2004 and 2003, the Company recorded the change in fair value to accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At September 30, 2004, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $9.1 and as a liability of $6.0.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income are as follows:

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                                          2003                        2003
                                                            2004        Restated        2004        Restated
                                                         ----------    ----------    ----------    ----------
Balance at beginning of period .......................   $      4.4    $     (3.8)   $      6.5    $      2.1
Additional gains .....................................          0.3           6.5           5.6           2.7
Amounts reclassified to earnings .....................         (4.2)         (1.3)        (11.6)         (3.4)
                                                         ----------    ----------    ----------    ----------
Balance at end of period .............................   $      0.5    $      1.4    $      0.5    $      1.4
                                                         ==========    ==========    ==========    ==========

The estimated amount of existing pre-tax net gains for derivative contracts in accumulated other comprehensive income as of September 30, 2004 that is expected to be reclassified into earnings during the twelve month period ending
September 30, 2005 is $2.3.

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

2004 PROGRAMS

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in cost of goods sold and $0.5 has been recorded in selling, general and administrative expenses. The Company implemented this restructuring because it concluded that it is more cost-effective to outsource the activities that have been performed previously at the Loeningen facility. The closure of this facility will reduce employment by approximately 40 employees and will be completed by December 31, 2005. As of September 30, 2004, all of the employees have ceased working for the Company. The cash impact of the program will be approximately $2, excluding any proceeds that may be received from the sale of the facility. The results of Atlas Terex are reported in the Terex Construction segment. The Loeningen closure is expected to generate annual cost savings of approximately $1 when fully implemented.

Also in the second quarter of 2004, the Company recorded a charge of $4.3 in cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company's decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility, which will be completed by December 31, 2005. As of September 30, 2004, two individuals remain employed by the Company. The cash impact of the program will be approximately $1.7, excluding any proceeds that may be received from the sale of the facility. The Hamilton facility closing is expected to reduce annual operating expenses by approximately $5 when fully implemented.

In addition, during the second quarter of 2004, the Company established a restructuring program, recorded in cost of goods sold, to move its pump manufacturing business from its B.L. Pegson facility in Coalville, England to another Terex Construction segment component manufacturing facility in Scotland. The non-cash charge to cost of goods sold was $0.3. The Company anticipates it will complete the relocation of this manufacturing line by December 31, 2004 in order to free needed capacity at the B.L. Pegson facility for crushing equipment production. B. L. Pegson is included in the Terex Construction segment.

In the second quarter of 2004, the Company created a restructuring program to reduce the number of installation facilities in its Terex Utilities South business unit from four facilities to three facilities. Headcount related to this program was reduced by 20 employees. The Company recorded a $0.3 charge to cost of goods sold related to this program. This charge consists of $0.2 cash and a $0.1 non-cash component. This program was substantially complete at September 30, 2004. Terex Utilities South is part of the Terex Roadbuilding, Utility Products and Other segment.

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

Also in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company's North American crane business, the Terex-RO facility has been closed and the production performed at that facility has been consolidated into the Company's hydraulic crane production facility in Waverly, Iowa. The program reduced employment by approximately 50 employees and was completed at September 30, 2003. Booms for the Terex-RO product were already being produced in the Waverly facility; accordingly, no production problems were anticipated in connection with this consolidation. Terex-RO is included in the Terex Cranes segment.

The Company recorded a charge of $0.9 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $0.9 charge is for non-cash closure costs and has been recorded in cost of goods sold. EarthKing was included in the Terex Roadbuilding, Utility Products and Other segment. The program was completed as of September 30, 2003. Additionally, during the first quarter of 2003, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8. This write-down was reported in "Other income (expense) - net."

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

The Company also recorded a restructuring charge in the second quarter of 2003 of $1.9 for future cash expenditures related to the closure of its Powerscreen facility in Kilbeggan, Ireland. The $1.9 was comprised of $1.0 of severance charges and $0.9 of accruable exit costs. This charge is a result of the Company's decision to consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of 121 employees at the Kilbeggan facility. As of September 30, 2003, all of the employees had ceased employment with the Company. The program was substantially complete at December 31, 2003, except for obligations under the lease for the facility. The Company ended its lease obligations for the Kilbeggan property during 2005. The Powerscreen Kilbeggan facility is included in the Terex Construction segment. During the three months ended June 30, 2003, $1.8 and $0.1 were recorded in cost of goods sold and selling, general and administrative expenses, respectively. The Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

In addition, during the second quarter of 2003, the Company recorded restructuring charges of $4.7 in the Terex Materials Processing & Mining segment. These restructuring charges were the result of continued poor performance in the Materials Processing businesses and the Company's efforts to streamline operations and improve profitability. The $4.7 restructuring charge is comprised of the following components:

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

In the second quarter of 2002, the Company announced that its surface mining truck production facility in Tulsa, Oklahoma would be closed and the production activities moved to another provider. The Company recorded a charge of $4.2 related to the Tulsa closure. The closure was in response to continued weakness in demand for the Company's mining trucks. Demand for mining trucks is closely related to commodity prices, which had been declining in real terms over recent years. Approximately $1.0 of this charge related to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remaining $1.0 of the cost accrued related to the Tulsa building closure costs and occupancy costs expected to be incurred after production is ended. Approximately 93 positions have been eliminated as a result of this action. The transfer of production activities was completed prior to December 31, 2002 and the Company is currently marketing the Tulsa property for rental and/or sale.

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

        o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provided pressurized containers to the transportation industry. The business, acquired part of the Powerscreen acquisition in 1999, was part of the Company's Construction segment and was not core to the Company's overall strategy. The Company recorded a charge of $4.9, of which $1.2 was for severance, $2.5 for the write down of inventory and receivables, and $1.2 for facility closing costs. The business had faced declining demand over the past few years and was not integral to Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.

        o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company has consolidated several compact equipment production facilities into a single location in Coventry, England. The Company moved the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation has reduced total employment by 269 and was completed during 2003.

        o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted review of its rental equipment businesses in both its Materials Processing & Mining and Construction segments. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize large scraper offering in its Mining group given the weak demand related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company completed this process during 2004.

        o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business had been negatively impacted by reduced demand from large rental customers who were undergoing financial difficulties. This resulted in reduced demand and deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program reduced employment by 47 and was complete at September 30, 2003.

        o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and an additional $0.8 in 2003. This program was completed as of June 30, 2004.

The following table sets forth the components and status of the restructuring charges recorded in the nine months ended September 30, 2004 that related to productivity and business rationalization:

                                        Employee
                                       Termination       Asset        Facility
                                          Costs        Disposals     Exit Costs        Other         Total
                                      ------------   ------------   ------------   ------------   ------------
Accrued restructuring charges at
 December 31, 2003 ................   $        0.1   $         --   $        1.4   $        1.3   $        2.8
Restructuring charges .............            3.9            4.6            1.0             --            9.5
Cash expenditures .................           (3.2)            --           (1.4)          (0.9)          (5.5)
Non-cash charges ..................             --           (4.6)            --             --           (4.6)
                                      ------------   ------------   ------------   ------------   ------------
Accrued restructuring charges at
 September 30, 2004 ...............   $        0.8   $         --   $        1.0   $        0.4   $        2.2
                                      ============   ============   ============   ============   ============

In the aggregate, the restructuring charges described above incurred during the nine months ended September 30, 2004 and 2003 were included in cost of goods sold ($8.2 and $11.5) and selling, general and administrative expenses ($1.3 and $1.4), respectively.

During the first and third quarters of 2004, the Company recorded period charges of $2.7 and $0.9, respectively, to cost of goods sold related to programs begun in 2003 and 2004. These period charges related primarily to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

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

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002, but which were not completed prior to January 1, 2003, related to the acquisition of Demag consist of:

        o The elimination of certain PPM branded three, four and five axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau were reduced. As of June 30, 2003, 102 employees had ceased employment with the Company. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products. This program was completed during the second quarter of 2003.

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

During the three months ended March 31, 2004, June 30, 2004, and September 30, 2004, the Company recorded an additional $0.8, $0.2, and $0.3, respectively, of charges related to programs begun in 2002. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in the nine months ended September 30, 2004 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                        Employee
                                       Termination       Asset        Facility
                                          Costs        Disposals     Exit Costs        Other         Total
                                      ------------   ------------   ------------   ------------   ------------
Accrued restructuring charges at
 December 31, 2003 ................   $        1.0   $         --   $        0.6   $         --   $        1.6
Restructuring charges .............             --            0.9             --             --            0.9
Cash expenditures .................           (0.5)            --           (0.6)            --           (1.1)
Non-cash charges ..................             --           (0.9)            --             --           (0.9)
                                      ------------   ------------   ------------   ------------   ------------
Accrued restructuring charges at
 September 30, 2004 ...............   $        0.5   $         --   $         --   $         --   $        0.5
                                      ============   ============   ============   ============   ============

In the aggregate, the restructuring charges described above incurred during the nine months ended September 30, 2004 and 2003 were included in cost of goods sold totaling $0.9 and $0.0, respectively.

NOTE G - INVENTORIES

Inventories consist of the following:

                                                             December 31,
                                            September 30,        2003
                                                2004           Restated
                                           --------------   --------------
Finished equipment .....................   $        380.0   $        395.2
Replacement parts ......................            270.0            250.6
Work-in-process ........................            266.8            187.4
Raw materials and supplies .............            253.9            205.3
                                           --------------   --------------
Inventories ............................   $      1,170.7   $      1,038.5
                                           ==============   ==============

NOTE H - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                             December 31,
                                            September 30,        2003
                                                2004           Restated
                                           --------------   --------------
Property ...............................   $         47.1   $         51.7
Plant ..................................            239.3            222.5
Equipment ..............................            257.6            245.0
                                           --------------   --------------
                                                    544.0            519.2
Less: Accumulated depreciation .........           (206.7)          (165.4)
                                           --------------   --------------
Net property, plant and equipment ......   $        337.3   $        353.8
                                           ==============   ==============

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

As of September 30, 2004, TFSH had total assets of $252.7, consisting primarily of financing receivables and lease related equipment, and total liabilities of $232.6, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of September 30, 2004, the maximum exposure to loss under these guarantees was approximately $15. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TFSH, in June 2004 the Company contributed an additional $1.9 in cash to TFSH.

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

NOTE J - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $85 at September 30, 2004 and is included in "Other Assets" on the Company's Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $12.6 at September 30, 2004. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $15.0 at September 30, 2004, representing a contingent liability under the limited recourse provisions.

During 2003, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $35.0 credit risk and a $42.0 residual value risk at September 30, 2004.

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

NOTE L - EARNINGS PER SHARE

                                                           For the Three Months Ended September 30,
                                                             (in millions, except per share data)
                                         ---------------------------------------------------------------------------
                                                                                                2003
                                                         2004                                 Restated
                                         ------------------------------------   ------------------------------------
                                           Income                   Per-Share     Income                   Per-Share
                                           (Loss)       Shares       Amount       (Loss)       Shares       Amount
                                         ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per share
  Net income (loss) ..................   $     44.7         49.3   $     0.91   $      9.8         47.8   $     0.21
Effect of dilutive securities:
  Stock options ......................           --          2.0                        --          1.3
  Shares held by deferred
   compensation plan .................           --           --                        --          0.6
  Contingently issuable shares for
   acquisitions ....................             --           --                        --          0.3
                                         ----------   ----------                ----------   ----------
Net income (loss) ....................   $     44.7         51.3   $     0.87   $      9.8         50.0   $     0.20
                                         ==========   ==========   ==========   ==========   ==========   ==========

                                                           For the Nine Months Ended September 30,
                                                             (in millions, except per share data)
                                         ---------------------------------------------------------------------------
                                                                                                2003
                                                         2004                                 Restated
                                         ------------------------------------   ------------------------------------
                                           Income                   Per-Share     Income                   Per-Share
                                           (Loss)       Shares       Amount       (Loss)       Shares       Amount
                                         ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per share
  Net income (loss) ..................   $    126.7         49.0   $     2.59   $    (26.2)        47.5   $    (0.55)
Effect of dilutive securities:
  Stock Options ......................           --          2.0                        --           --
                                         ----------   ----------                ----------   ----------
Net income (loss) ....................   $    126.7         51.0   $     2.48   $    (26.2)        47.5   $    (0.55)
                                         ==========   ==========   ==========   ==========   ==========   ==========

Had the Company recognized income (versus a loss) from continuing operations before cumulative effect of change in accounting principle in the nine months ended September 30, 2003, diluted shares outstanding would have increased by 1.0 million for the assumed exercise of stock options, 0.6 million for the effect of Common Stock held by the Company's deferred compensation plan and 0.4 million for the Company's contingent obligation to make additional payments for the acquisition of Genie.

Options to purchase 4 thousand, 154 thousand, 895 thousand and 1,360 thousand shares of Common Stock were outstanding during the three months and nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. As discussed in Note C - "Acquisitions," the Company has a contingent obligation to make additional payments in cash or Common Stock based on provisions of certain acquisition agreements. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 280 thousand and 426 thousand shares for the three months and nine months ended September 30, 2003, respectively, are not included in the computation of diluted earnings per share. At September 30, 2004, due to the market price of the Company's Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2004.

NOTE M - INCOME TAXES

The effective tax rate for the three months and nine months ended September 30, 2004 was 8.0% and 11.7%, respectively, as compared to an effective rate of (346.9%) for the twelve months ended December 31, 2003. The effective tax rate for the three months ended September 30, 2004 is higher than the prior year's effective tax rate due to the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the asset would not be realized, while the 2004 period included the successful resolution of a tax audit covering multiple reporting periods and release of valuation allowances based on the profitability of our businesses in certain jurisdictions. The effective tax rate for the nine months ended September 30, 2004 was also higher than the prior year's effective tax rate due to the impact of the U.S. valuation allowance mentioned above and the strong financial performance of the Company's Fermec business, which indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

The effective tax rate for the three and nine months ended September 30, 2003 was 20.3% and 20.6%, respectively, as compared to the effective rate of (346.9%) for the year ended December 31, 2003. The higher effective tax rate during the first three quarters of 2003 was primarily due to the impact of the U.S. valuation allowance mentioned above, partially offset by a goodwill impairment related to the Company's Roadbuilding and Materials Processing units recorded during the second quarter of 2003. This goodwill impairment charge was only partially deductible for income tax purposes.

Excluding the impact of the valuation allowance taken on the U.S. net deferred tax asset of $200.7, the effective tax rate for the year ended December 31, 2003 would have been 48.9%.

NOTE N - EARLY EXTINGUISHMENT OF DEBT

During the third quarter of 2004, the Company prepaid $50.0 of term debt under its bank credit facility and recorded a related non-cash charge of $1.0. During the second quarter of 2004, the Company prepaid $75.0 of term debt under its bank credit facility and recorded a related non-cash charge of $1.5. The non-cash charges related to the write-off of unamortized debt acquisition costs. During the second quarter of 2003, the Company redeemed $50.0 aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008 and recognized a non-cash charge of $1.9. The charge was comprised of the payment of an early redemption premium ($2.2), the write off of unamortized original issuance discount ($1.6) and the write off of unamortized debt acquisition costs ($0.2), which were partially offset by the recognition of deferred gains related to previously closed fair value interest rate swaps on this debt ($2.1).

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

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                                          2003                        2003
                                                            2004        Restated        2004        Restated
                                                         ----------    ----------    ----------    ----------
Net income (loss) ....................................   $     44.7    $      9.8    $    126.7    $    (26.2)
Other comprehensive income (loss):
  Translation adjustment .............................         39.0          10.8           4.4          61.7
  Pension liability adjustment .......................         (0.2)         (0.1)         (0.1)         (0.4)
  Derivative hedging adjustment ......................         (3.9)          5.2          (6.0)         (0.7)
                                                         ----------    ----------    ----------    ----------
Comprehensive income (loss) ..........................   $     79.6    $     25.7    $    125.0    $     34.4
                                                         ==========    ==========    ==========    ==========

As disclosed in "Note C - Acquisitions," the Company also issued approximately
0.2 million shares and 0.6 million shares of its Common Stock during the three months ended September 30, 2003 and March 31, 2003 in connection with the acquisitions of Tatra and Commercial Body, respectively. On April 7, 2004, Ronald M. DeFeo, the Company's Chairman, Chief Executive Officer and President, delivered 22,429 shares of Common Stock to the Company in connection with his repayment of a loan made by the Company to Mr. DeFeo on March 2, 2000. The loan was repaid in full by Mr. DeFeo, through this Common Stock payment and additional cash payments, in April 2004.

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

The Company's outstanding letters of credit totaled $97.4 at September 30, 2004. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

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

As of September 30, 2004, the Company's maximum exposure to such credit guarantees was $276.7. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases was $42.0 at September 30, 2004. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. These conditions generally pertain to the functionality and state of repair of the machine. Such guarantees are referred to as buyback guarantees. As of September 30, 2004, the Company's maximum exposure to buyback guarantees was $43.5. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $9 for the estimated fair value of all guarantees provided as of September 30, 2004.

NOTE Q - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2004, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plan covering the salaried employees are based primarily on years of service and employees' qualifying compensation. Participation in the plan for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service or earnings following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

The Company adopted a Supplemental Executive Retirement Plan ("SERP") effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant's final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded.

Other Postemployment Benefits

The Company has nonpension postretirement benefit programs. The health care programs are contributory with participants' contributions adjusted annually; the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations (also known as Koehring Cranes, Inc.) and Terex Corporation. The Company provides post-employment health benefits for certain former employees at Cedarapids and Simplicity Engineering. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service. Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4.5. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants.

                                                                           Pension Benefits
                                                         ----------------------------------------------------
                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Weighted-average assumptions:
  Discount rate ......................................         6.00%         6.75%         6.00%         6.75%
  Expected return on plan assets .....................         8.00%         8.00%         8.00%         8.00%
  Rate of compensation increase ......................         4.00%         5.00%         4.00%         5.00%

                                                                           Pension Benefits
                                                         ----------------------------------------------------
                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Components of net periodic cost:
  Service cost .......................................   $      0.3    $      0.4    $      1.0    $      0.7
  Interest cost ......................................          1.8           1.8           5.3           5.3
  Expected return on plan assets .....................         (1.8)         (1.6)         (5.6)         (4.9)
  Amortization of prior service cost .................          0.1           0.1           0.5           0.4
  Recognized actuarial (gain) loss ...................          0.6           0.6           1.7           1.8
                                                         ----------    ----------    ----------    ----------
Net periodic cost (benefit) ..........................   $      1.0    $      1.3    $      2.9    $      3.3
                                                         ==========    ==========    ==========    ==========

                                                                               Other Benefits
                                                         ----------------------------------------------------
                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Weighted-average assumptions:
  Discount rate ......................................         6.00%         6.75%         6.00%         6.75%
  Expected return on plan assets .....................           --            --            --            --
  Rate of compensation increase ......................           --            --            --            --

                                                                               Other Benefits
                                                         ----------------------------------------------------
                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Components of net periodic cost:
  Service cost .......................................   $       --    $       --    $      0.1    $      0.1
  Interest cost ......................................          0.2           0.2           0.6           0.5
  Amortization of prior service cost .................          0.1            --           0.1           0.1
  Amortization of transition obligation ..............          0.1            --           0.2           0.2
  Recognized actuarial (gain) loss ...................          0.1           0.1           0.4           0.2
                                                         ----------    ----------    ----------    ----------
  Net periodic cost (benefit) ........................   $      0.5    $      0.3    $      1.4    $      1.1
                                                         ==========    ==========    ==========    ==========

The Company plans to contribute approximately $3 to its U.S. defined benefit pension plans in 2004. During the three months and nine months ended September 30, 2004, the Company contributed $0.7 and $2.5, respectively, to its U.S. defined benefit pension plans.

International Plans - The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans.

                                                                              Pension Benefits
                                                         ---------------------------------------------------------
                                                                   For the                       For the
                                                              Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                         ---------------------------   ---------------------------
                                                             2004           2003           2004           2003
                                                         ------------   ------------   ------------   ------------
Weighted-average assumptions:
  Discount rate ......................................    5.50%-6.00%    5.75%-6.00%    5.50%-6.00%    5.75%-6.00%
  Expected return on plan assets .....................    2.00%-6.50%    2.00%-7.00%    2.00%-6.50%    2.00%-7.00%
  Rate of compensation increase ......................    2.75%-4.00%    3.75%-4.25%    2.75%-4.00%    3.75%-4.25%

                                                                           Pension Benefits
                                                         ----------------------------------------------------
                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
  Components of net periodic cost:
  Service cost .......................................   $      1.0    $      1.0    $      3.0    $      2.9
  Interest cost ......................................          3.1           2.8           9.2           8.3
  Expected return on plan assets .....................         (1.1)         (0.9)         (3.3)         (2.8)
  Recognized actuarial (gain) loss ...................           --           0.1           0.2           0.5
                                                         ----------    ----------    ----------    ----------
  Net periodic cost (benefit) ........................   $      3.0    $      3.0    $      9.1    $      8.9
                                                         ==========    ==========    ==========    ==========

The Company plans to contribute approximately $10 to its international defined benefit pension plans in 2004. During the three months and nine months ended September 30, 2004, the Company contributed $2.0 and $6.8, respectively, to its international defined benefit pension plans.

NOTE R - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. The Company operates in five business segments: (i) Terex

Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens, vibratory screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Finlay, Fuchs, Pegson, Powerscreen, Benford, Fermec, Schaeff and TerexLift.

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

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, light towers, trowels, power buggies, generators, arrow boards, construction trailers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products currently are marketed principally under the Genie, Terex, Amida, Bartell, Load King, Morrison and Terex Power brand names.

The Terex Materials Processing & Mining segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals. Currently, Terex Materials Processing & Mining products are marketed principally under the following brand names: Terex, Canica, Cedarapids, Cedarapids/Standard Havens, Jaques, Simplicity, Re-Tech, Royer, Terex Recycling, O&K, Payhauler, and Unit Rig. The Company acquired Noble CE on September 7, 2004. The results of Noble CE are included in the Terex Materials Processing & Mining segment since its date of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets, asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military operations. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, ATC, Bid-Well, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Tatra and Terex Telelect. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute, install, service and repair the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals name. The Company, through Terex Financial Services, Inc. ("TFS"), also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company, and TFSH, a joint venture of the Company and a European financial institution, to assist in the acquisition of all of the Company's products. On February 14, 2003, the Company acquired Commercial Body and Combatel. On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of Tatra, and acquired a controlling interest in ATC. On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

The results of businesses acquired during 2003 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and nine months ended September 30, 2004 and 2003. Business segment information is presented below:

                                                           For the Three Months         For the Nine Months
                                                            Ended September 30,         Ended September 30,
                                                         ------------------------    ------------------------
                                                                          2003                        2003
                                                            2004        Restated        2004        Restated
                                                         ----------    ----------    ----------    ----------
Sales
  Terex Construction .................................   $    424.8    $    308.3    $  1,298.4    $  1,005.1
  Terex Cranes .......................................        263.5         238.4         750.2         767.5
  Terex Aerial Work Platforms ........................        235.7         150.7         677.9         493.4
  Terex Materials Processing & Mining ................        159.7          90.8         391.5         297.3
  Terex Roadbuilding, Utility Products and Other .....        191.1         126.5         579.7         368.5
  Eliminations/Corporate .............................        (22.6)           --         (53.6)        (32.6)
                                                         ----------    ----------    ----------    ----------
    Total ............................................   $  1,252.2    $    914.7    $  3,644.1    $  2,899.2
                                                         ==========    ==========    ==========    ==========
Income (Loss) from Operations
  Terex Construction .................................   $     20.2    $     11.0    $     58.0    $     43.4
  Terex Cranes .......................................          7.9           0.8          24.5           8.7
  Terex Aerial Work Platforms ........................         29.4          16.9          84.6          54.3
  Terex Materials Processing & Mining ................          9.1           5.0          21.0         (23.2)
  Terex Roadbuilding, Utility Products and Other .....          4.6           2.9          10.3         (32.2)
  Eliminations/Corporate .............................           --          (0.7)         (6.2)         (7.2)
                                                         ----------    ----------    ----------    ----------
    Total ............................................   $     71.2    $     35.9    $    192.2    $     43.8
                                                         ==========    ==========    ==========    ==========

                                                                          December 31,
                                                        September 30,         2003
                                                            2004            Restated
                                                       --------------    --------------
Identifiable Assets
  Terex Construction ...............................   $      1,518.2    $      1,433.8
  Terex Cranes .....................................            897.5             903.6
  Terex Aerial Work Platforms ......................            554.5             487.0
  Terex Materials Processing & Mining ..............            627.7             575.4
  Terex Roadbuilding, Utility Products and Other ...            554.2             472.0
  Corporate ........................................          1,659.0           1,803.7
  Eliminations .....................................         (2,062.3)         (2,121.3)
                                                       --------------    --------------
    Total ..........................................   $      3,748.8    $      3,554.2
                                                       ==============    ==============

NOTE S - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the "10-3/8% Notes"). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the "9-1/4% Notes"). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"). As of September 30, 2004, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, EarthKing, Inc., Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Product Support, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Bartell, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         owned         guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Net sales ..............................   $       88.1   $      441.8   $      790.2   $      (67.9)  $    1,252.2
  Cost of goods sold ...................           79.7          381.5          672.7          (67.9)       1,066.0
                                           ------------   ------------   ------------   ------------   ------------
Gross profit ...........................            8.4           60.3          117.5             --          186.2
  Selling, general &
   administrative expenses .............           (8.4)         (37.5)         (69.1)            --         (115.0)
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) from operations ..........             --           22.8           48.4             --           71.2
  Interest income ......................            0.5            0.4            0.9             --            1.8
  Interest expense .....................          (20.1)          (0.9)          (2.2)            --          (23.2)
  Income (loss) from equity
   investees ...........................           65.4             --             --          (65.4)            --
  Other income (expense) - net .........           (5.6)           0.1            4.3             --           (1.2)
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes ......           40.2           22.4           51.4          (65.4)          48.6
Benefit from (provision for)
 income taxes ..........................            4.5            0.3           (8.7)            --           (3.9)
                                           ------------   ------------   ------------   ------------   ------------
Net income (loss) ......................   $       44.7   $       22.7   $       42.7   $      (65.4)  $       44.7
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 (RESTATED)
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         owned         guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Net sales ..............................   $       70.4   $      321.8   $      566.7   $      (44.2)  $      914.7
  Cost of goods sold ...................           66.8          318.8          447.4          (44.2)         788.8
                                           ------------   ------------   ------------   ------------   ------------
Gross profit ...........................            3.6            3.0          119.3             --          125.9
  Selling, general &
   administrative expenses .............           (4.8)         (30.2)         (55.0)            --          (90.0)
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) from operations ..........           (1.2)         (27.2)          64.3             --           35.9
  Interest income ......................            0.3           (0.2)           1.5             --            1.6
  Interest expense .....................          (21.1)           0.1           (2.3)            --          (23.3)
  Income (loss) from equity
   investees ...........................           45.4             --             --          (45.4)            --
  Other income (expense) - net .........          (10.4)           8.0            0.5             --           (1.9)
                                           ------------   ------------   ------------   ------------   ------------
Income before income taxes .............           13.0          (19.3)          64.0          (45.4)          12.3
Benefit from (provision for)
 income taxes ..........................           (3.2)          (0.8)           1.5             --           (2.5)
                                           ------------   ------------   ------------   ------------   ------------
Net income (loss) ......................   $        9.8   $      (20.1)  $       65.5   $      (45.4)  $        9.8
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         owned         guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Net sales ..............................   $      273.1   $    1,305.6   $    2,232.0   $     (166.6)  $    3,644.1
  Cost of goods sold ...................          248.6        1,131.8        1,891.0         (166.6)       3,104.8
                                           ------------   ------------   ------------   ------------   ------------
Gross profit ...........................           24.5          173.8          341.0             --          539.3
  Selling, general &
   administrative expenses .............          (24.1)        (110.5)        (212.5)            --         (347.1)
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) from operations ..........            0.4           63.3          128.5             --          192.2
  Interest income ......................            1.0           (0.3)           3.5             --            4.2
  Interest expense .....................          (29.3)         (14.7)         (25.1)            --          (69.1)
  Income (loss) from equity
   investees ...........................          152.2             --             --         (152.2)            --
Other income (expense) - net ...........             --           (0.6)          16.8             --           16.2
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes ......          124.3           47.7          123.7         (152.2)         143.5
Benefit from (provision for)
 income taxes ..........................            2.4           (0.3)         (18.9)            --          (16.8)
                                           ------------   ------------   ------------   ------------   ------------
Net income (loss) ......................   $      126.7   $       47.4   $      104.8   $     (152.2)  $      126.7
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 (RESTATED)
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         owned         guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Net sales ..............................   $      215.3   $    1,038.3   $    1,791.2   $     (145.6)  $    2,899.2
  Cost of goods sold ...................          200.1          970.5        1,505.9         (145.6)       2,530.9
                                           ------------   ------------   ------------   ------------   ------------
Gross profit ...........................           15.2           67.8          285.3             --          368.3
  Selling, general &
   administrative expenses .............          (24.6)         (92.7)        (162.9)            --         (280.2)
  Goodwill impairment ..................           (3.7)         (40.6)            --             --          (44.3)
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) from operations ..........          (13.1)         (65.5)         122.4             --           43.8
  Interest income ......................            0.8            2.2            2.4             --            5.4
  Interest expense .....................          (35.8)         (13.6)         (26.4)            --          (75.8)
  Income (loss) from equity
   investees ...........................           16.2             --             --          (16.2)            --
  Other income (expense) - net .........          (15.7)           7.1            2.2             --           (6.4)
                                           ------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes ......          (47.6)         (69.8)         100.6          (16.2)         (33.0)
Benefit from (provision for)
 income taxes ..........................           21.4           (4.0)         (10.6)            --            6.8
                                           ------------   ------------   ------------   ------------   ------------
Net income (loss) ......................   $      (26.2)  $      (73.8)  $       90.0   $      (16.2)  $      (26.2)
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         Owned         Guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Assets
  Current assets
    Cash and cash equivalents ..........   $       90.2   $        4.8   $      297.3   $         --   $      392.3
    Trade receivables - net ............           23.0          166.0          460.6             --          649.6
    Intercompany receivables ...........           19.7          139.9           39.7         (199.3)            --
    Net inventories ....................           81.7          314.9          757.3           16.8        1,170.7
    Other current assets ...............           44.3           23.1          150.9             --          218.3
                                           ------------   ------------   ------------   ------------   ------------
      Total current assets .............          258.9          648.7        1,705.8         (182.5)       2,430.9
  Property, plant & equipment - net ....           (0.1)          92.2          245.2             --          337.3
  Investment in and advances to
   (from) subsidiaries .................        1,099.0         (418.4)        (342.9)        (337.7)            --
  Goodwill - net .......................           13.3          232.5          393.1             --          638.9
  Other assets - net ...................          (44.9)         180.7          205.9             --          341.7
                                           ------------   ------------   ------------   ------------   ------------
Total assets ...........................   $    1,326.2   $      735.7   $    2,207.1   $     (520.2)  $    3,748.8
                                           ============   ============   ============   ============   ============
Liabilities and stockholders' equity
 (deficit)
  Current liabilities
    Notes payable and current
     portion of long-term debt             $        0.1   $       25.7   $       48.3   $         --   $       74.1
    Trade accounts payable .............           39.1          175.1          553.4             --          767.6
    Intercompany payables ..............           16.8           38.6          143.9         (199.3)            --
    Accruals and other current
     liabilities .......................           62.9          100.1          358.0             --          521.0
                                           ------------   ------------   ------------   ------------   ------------
      Total current liabilities ........          118.9          339.5        1,103.6         (199.3)       1,362.7
  Long-term debt, less current
   portion .............................          272.6          332.0          538.5             --        1,143.1
  Other long-term liabilities ..........          100.4           40.2          268.1             --          408.7
  Stockholders' equity .................          834.3           24.0          296.9         (320.9)         834.3
                                           ------------   ------------   ------------   ------------   ------------
Total liabilities and stockholders'
 equity ................................   $    1,326.2   $      735.7   $    2,207.1   $     (520.2)  $    3,748.8
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003 (RESTATED)
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         owned         guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Assets
  Current assets
    Cash and cash equivalents ..........   $      148.7   $        2.8   $      316.0   $         --   $      467.5
    Trade receivables - net ............           28.5          107.2          373.6             --          509.3
    Intercompany receivables ...........           11.7           14.0           18.0          (43.7)            --
    Net inventories ....................           85.4          264.3          670.4           18.4        1,038.5
    Other current assets ...............           47.9           22.8          133.5             --          204.2
                                           ------------   ------------   ------------   ------------   ------------
      Total current assets .............          322.2          411.1        1,511.5          (25.3)       2,219.5
  Property, plant & equipment - net ....            7.3          102.8          243.7             --          353.8
  Investment in and advances to
   (from) subsidiaries .................          871.3         (243.6)        (444.1)        (183.6)            --
  Goodwill - net .......................           11.8          230.3          374.6             --          616.7
  Deferred taxes .......................          (64.3)          65.9           45.4             --           47.0
  Other assets - net ...................            4.9          140.2          172.1             --          317.2
                                           ------------   ------------   ------------   ------------   ------------
Total assets ...........................   $    1,153.2   $      706.7   $    1,903.2   $     (208.9)  $    3,554.2
                                           ============   ============   ============   ============   ============
Liabilities and stockholders' equity
 (deficit)
  Current liabilities
    Notes payable and current portion
     of long-term debt .................   $        0.1   $       35.6   $       51.1   $         --   $       86.8
    Trade accounts payable .............           31.3          124.1          459.5             --          614.9
    Intercompany payables ..............           20.6           21.3            1.8          (43.7)            --
    Accruals and other current
     liabilities .......................           35.6          108.6          322.7             --          466.9
                                           ------------   ------------   ------------   ------------   ------------
      Total current liabilities ........           87.6          289.6          835.1          (43.7)       1,168.6
  Long-term debt less current portion ..          272.1          404.8          597.9             --        1,274.8
  Other long-term liabilities ..........          118.9           35.7          281.6             --          436.2
  Stockholders' equity (deficit) .......          674.6          (23.4)         188.6         (165.2)         674.6
                                           ------------   ------------   ------------   ------------   ------------
Total liabilities and stockholders'
 equity (deficit) ......................   $    1,153.2   $      706.7   $    1,903.2   $     (208.9)  $    3,554.2
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004
(IN MILLIONS)

                                                             Wholly-         Non-
                                               Terex         owned         guarantor    Intercompany
                                            Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                           ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
 operating activities ..................   $      (65.8)  $      101.6   $       32.3   $         --   $       68.1
                                           ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired ............................           (0.6)         (11.5)          (2.5)            --          (14.6)
  Capital expenditures .................           (0.4)          (5.8)         (15.3)            --          (21.5)
  Proceeds from sale of assets .........             --            1.8           30.0             --           31.8
                                           ------------   ------------   ------------   ------------   ------------
    Net cash provided by (used in)
     investing activities ..............           (1.0)         (15.5)          12.2             --           (4.3)
                                           ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Principal repayments of long-term
   debt ................................             --          (66.2)         (58.8)            --         (125.0)
  Proceeds from stock options
   exercised ...........................            8.3             --             --             --            8.3
  Net borrowings (repayments) under
   revolving line of credit
   agreements ..........................             --           (3.3)          (3.3)            --           (6.6)
  Other ................................             --          (14.6)          (0.9)            --          (15.5)
                                           ------------   ------------   ------------   ------------   ------------
    Net cash provided by (used in)
     financing activities ..............            8.3          (84.1)         (63.0)            --         (138.8)
                                           ------------   ------------   ------------   ------------   ------------
Effect of exchange rates on cash and
 cash equivalents ......................             --             --           (0.2)            --           (0.2)
                                           ------------   ------------   ------------   ------------   ------------
Net (decrease) increase in cash and
 cash equivalents ......................          (58.5)           2.0          (18.7)            --          (75.2)
Cash and cash equivalents, beginning
 of period .............................          148.7            2.8          316.0             --          467.5
                                           ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period   $       90.2   $        4.8   $      297.3   $         --   $      392.3
                                           ============   ============   ============   ============   ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003
(IN MILLIONS) (RESTATED)

                                                              Wholly-         Non-
                                                Terex         owned         guarantor    Intercompany
                                             Corporation    Guarantors    Subsidiaries   Eliminations   Consolidated
                                            ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in)
 operating activities ...................   $       42.9   $       23.3   $      147.9   $         --   $      214.1
                                            ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
  Acquisition of business, net of cash
   acquired .............................             --           (8.7)            --             --           (8.7)
  Capital expenditures ..................           (0.9)          (3.5)         (15.3)            --          (19.7)
  Proceeds from sale of assets ..........             --            1.6            2.9             --            4.5
                                            ------------   ------------   ------------   ------------   ------------
    Net cash provided by (used in)
     investing activities ...............           (0.9)         (10.6)         (12.4)            --          (23.9)
                                            ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
  Principal borrowings (repayments) of
   long-term debt .......................          (53.0)          (0.5)          (1.0)            --          (54.5)
  Proceeds from stock options
   exercised ............................            1.4             --             --             --            1.4
  Net borrowings (repayments) under
   revolving line of credit agreements ..             --           (2.5)         (41.0)            --          (43.5)
  Payment of premium on early
   retirement of debt ...................           (2.2)            --             --             --           (2.2)
  Other .................................             --          (10.6)         (15.4)            --          (26.0)
                                            ------------   ------------   ------------   ------------   ------------
    Net cash provided by (used in)
     financing activities ...............          (53.8)         (13.6)         (57.4)            --         (124.8)
                                            ------------   ------------   ------------   ------------   ------------
Effect of exchange rates on cash and
 cash equivalents .......................             --             --           13.3             --           13.3
                                            ------------   ------------   ------------   ------------   ------------
Net (decrease) increase in cash and
 cash equivalents .......................          (11.8)          (0.9)          91.4             --           78.7
Cash and cash equivalents, beginning of
 period .................................          134.0            6.2          212.0             --          352.2
                                            ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of
 period .................................   $      122.2   $        5.3   $      303.4   $         --   $      430.9
                                            ============   ============   ============   ============   ============

NOTE T - SUBSEQUENT EVENTS

On December 31, 2004, the Company completed the acquisition of the Reedrill division of Metso Corporation ("Reedrill"). Reedrill, headquartered in Sherman, Texas, is a manufacturer of surface drilling equipment for use in the mining, construction and utility industries. In connection with the acquisition, the Company paid $38.6 cash, subject to post-closing adjustments based upon the finalization of the closing date balance sheet. Reedrill is included in the Terex Materials Processing & Mining segment, and operating results of Reedrill will be included in the Company's consolidated results of operations beginning January 1, 2005.

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Mobile Crushing and Screening Group, consisting of the Powerscreen, Finlay and B.L. Pegson businesses and formerly part of the Terex Construction Segment, now will be consolidated within the Terex Materials Processing & Mining Segment. The European telehandlers business of TerexLift, formerly part of the Terex Construction Segment, now will be part of the Terex Aerial Work Platforms Segment. The segment discussions included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

The Company acquired Halco Holdings Limited and its affiliates ("Halco") on January 24, 2006, for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, United Kingdom, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

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

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Quarterly Report on Form 10-Q.

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

        o Errors were identified in the accounting for goodwill in certain acquisitions related to excess accruals for estimated future legal expenses and product liabilities, as well as asset valuation errors. As a result of giving effect to this restatement adjustment, the Company reduced its 2003 goodwill impairment.

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

As a result of the issues identified during the Company's review which resulted in the need to restate previously issued financial statements, the Company has implemented changes to its internal control over financial reporting, and has also launched further improvement initiatives in its financial reporting system. See Part I, Item 4, "Controls and Procedures," of this Form 10-Q for further information on the Company's actions.

All amounts presented below have been adjusted to reflect the restatement.

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. The Company operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex will, over time, be migrating historic brand names to Terex and may include the use of the historic brand name in conjunction with the Terex brand for a transitional period of time.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks and scrapers), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, loading machines, site dumpers, telehandlers, vibratory screens and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the following brand names: Terex, Atlas, Finlay, Fuchs, Pegson, Powerscreen, Benford, Fermec, Schaeff and TerexLift.

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

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, light towers, trowels, power buggies, generators, arrow boards, construction trailers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products currently are marketed principally under the Genie, Terex, Amida, Bartell, Load King, Morrison and Terex Power brand names.

The Terex Materials Processing & Mining segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), large hydraulic excavators and high capacity surface mining trucks, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction, excavation and supplying coal and minerals. Currently, Terex Materials Processing & Mining products are marketed principally under the following brand names: Terex, Canica, Cedarapids, Cedarapids/Standard Havens, Jaques, Simplicity, Re-Tech, Royer, Terex Recycling, O&K, Payhauler, and Unit Rig. The Company acquired Noble CE, LLC and its Mexican subsidiary ("Noble CE") on September 7, 2004. The results of Noble CE are included in the Terex Materials Processing & Mining segment since its date of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets, asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, maintain utility lines, trim trees and for commercial and military operations. These products are currently marketed principally under the following brand names: Terex, Advance, American Truck Company, ATC, Bid-Well, CMI Johnson Ross, CMI Terex, CMI-Cifali, Grayhound, Hi-Ranger, Tatra and Terex Telelect. Terex also owns much of the North American distribution channel for the utility products group through the distributors Terex Utilities South and Terex Utilities West. These operations distribute, install, service and repair the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals name. The Company, through Terex Financial Services, Inc. ("TFS"), also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company, and Terex Financial Services Holdings B.V. ("TFSH"), a joint venture of the Company and a European financial institution, to assist in the acquisition of all of the Company's products. On February 14, 2003, the Company acquired Commercial Body Corporation ("Commercial Body") and Combatel Distribution, Inc. ("Combatel"). On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of TATRA a.s. ("Tatra"), and acquired a controlling interest in American Truck Company ("ATC"). On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

Included in Eliminations/Corporate are the eliminations of intercompany activity among the five segments, as well as general and corporate items.

Subsequent Events

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Mobile Crushing and Screening Group, consisting of the Powerscreen, Finlay and B.L. Pegson businesses and formerly part of the Terex Construction Segment, now will be consolidated within the Terex Materials Processing & Mining Segment. The European telehandlers business of TerexLift, formerly part of the Terex Construction Segment, now will be part of the Terex Aerial Work Platforms Segment. The segment discussions included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

OVERVIEW

The Company is a diversified global manufacturer of capital equipment serving the construction, infrastructure and surface mining markets. Terex's strategy is to use its position as a low fixed and total cost manufacturer to provide its customers with the best return on their capital investment.

In the third quarter of 2004, the Company experienced strong growth over the prior year, despite operational challenges arising from increased steel costs and supplier issues. For the three months and nine months ended September 30, 2004, the Company experienced increases in net sales, gross profit and income from operations as compared to the same periods in 2003. Net sales in the third quarter of 2004 grew 37% over the same period in the prior year. A large factor in the Company's performance was the improved economic condition in many of the Company's end-markets, which was also reflected in increased backlog in a majority of the Company's business segments. Backlog at September 30, 2004 was approximately $840 million, an increase of approximately $412 million, or 96%, from the level of backlog at September 30, 2003. In addition, business integration measures and cost savings initiatives put in place over the past year are beginning to yield positive results. Tight end-markets in certain of the Company's operations, particularly in the North American crane, Roadbuilding, and Utility Products businesses, and currency moves (particularly weakness of the U.S. dollar relative to the Euro and the British Pound) negatively impacted the Company's financial performance.

Based on the current trends, continued economic recovery and rising commodity prices lead the Company to be optimistic about the near term performance of its Aerial Work Platforms and Materials Processing & Mining businesses, and to anticipate continued improvement from the Construction businesses. The Company still expects challenging end markets for the remainder of 2004 for the North American crane, Roadbuilding and Utility Products businesses. Overall, an economic recovery in the markets served by the Company's businesses would have a beneficial impact on the Company's performance. The negative impact of steel cost increases has been a significant factor in the operating performance of the Company in 2004. Actions to increase customer pricing and leverage the Company's overall purchase volumes are being taken to mitigate the negative impact on future performance. An area of uncertainty for 2004 remains the impact of currency moves, particularly the relative strength of the U.S. dollar.

During 2004, the Company is continuing to focus on cash generation, debt reduction and margin improvement initiatives. The Company initiated its Terex Improvement Process ("TIP") program aimed at improving the Company's internal processes and benefiting the Company's customers, investors and employees. As part of the TIP objectives, Terex management will have a particular focus on achieving a number of key objectives including revenue growth, through a combination of expansion into markets not currently served and by increasing market share in existing products, and improving the Company's return on invested capital, through reducing working capital requirements as a percentage of sales and by improving operating margins through reducing the total cost of manufacturing products. As part of the TIP initiative, the Company has numerous projects in process, most being pursued and implemented locally throughout the Company's business units. The Company has begun to position itself for improved collaboration across its businesses. The Company is focusing on efforts such as the disposal of excess assets, mitigating supplier pressures resulting from improved economic conditions and higher demand, and seeking to leverage volume benefits from suppliers of common components and freight.

RESTRUCTURING

During 2004 and in numerous periods prior to 2004, the Company has initiated a variety of restructuring programs in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Materials Processing & Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not had a material negative impact on operating results or the Company's liquidity. These initiatives are intended to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. See Note F - "Restructuring and Other Charges" in the Company's Condensed Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

TEREX CONSOLIDATED

                                                 Three Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $  1,252.2                $    914.7                      36.9%
Gross profit .........................   $    186.2         14.9%  $    125.9         13.8%        47.9%
SG&A .................................   $    115.0          9.2%  $     90.0          9.8%        27.8%
Income (loss) from operations ........   $     71.2          5.7%  $     35.9          3.9%        98.3%

Net sales for the three months ended September 30, 2004 totaled $1,252.2 million, an increase of $337.5 million when compared to the same period in 2003. The impact of a weaker U.S. dollar relative to foreign currencies, mainly the British Pound and the Euro, increased sales by 5.2% when compared to the third quarter of 2003. The acquisition of a majority interest in Tatra and ATC on August 28, 2003 increased sales by approximately $36 million when compared to the third quarter of 2003. Sales relative to 2003 increased in the Terex Aerial Work Platforms segment as a result of improved economic conditions in the rental equipment market. Sales in the Terex Construction segment improved relative to 2003 as a result of strong demand for its scrap handling equipment, compact construction equipment and mobile crushing and screening equipment. Sales in the Terex Materials

Processing & Mining segment benefited relative to 2003 from improvements in commodity prices for coal and iron ore. Sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2003 mainly in the concrete mixing truck and utility businesses. While sales of Roadbuilding products have improved over 2003 levels, they remain low relative to historic levels and future improvements are dependent on increased state and federal funding for road projects. Sales in the Terex Cranes segment increased from 2003 levels, mainly in the tower crane and boom truck markets, after adjusting for foreign exchange movements and the sale of the Crane & Machinery, Inc. ("C&M") distribution business and the Schaeff Incorporated fork-lift business in the fourth quarter of 2003. During the third quarter of 2004, the Company continued to realize the benefits of end market recoveries, the integration of its businesses, cost-savings initiatives put in place over the prior year, and the impact of TIP.

Gross profit for the three months ended September 30, 2004 totaled $186.2 million, an increase of $60.3 million when compared to the same period in 2003. Improvements relative to 2003 were realized in all segments of the Company from higher sales volumes, despite an increase in steel costs that negatively affected operating results during the third quarter of 2004. The Company continues to design and implement plans to mitigate the impact of any future increases in steel prices, including the use of alternate suppliers, leveraging the Company's overall purchase volumes to obtain favorable costs and increasing the price of the Company's products. Gross profit also benefited from several of the programs initiated as part of TIP and from restructuring initiatives launched during 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of the Schaeff Incorporated and C&M businesses, improved gross profit by approximately $6.1 million when compared to 2003.

During the third quarter of 2004, the Company recorded restructuring and other charges, included in gross profit, of $0.9 million, a reduction of $0.4 million when compared to 2003. Restructuring and other costs incurred in 2003 related primarily to actions taken to consolidate production facilities in the Terex Cranes segment. Restructuring and other costs incurred in 2004 related primarily to consolidation of the compact equipment parts business in the Terex Construction segment.

Total selling, general and administrative costs ("SG&A") increased for the three months ended September 30, 2004 by $25.0 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately $5 million of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. The acquisitions of Tatra and ATC, net of the impact of the sale of C&M and Schaeff Incorporated, increased SG&A by approximately $3.8 million when compared to 2003 levels. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the third quarter of 2004. As a percentage of sales, SG&A fell to 9.2% in the third quarter of 2004 from 9.8% in the third quarter of 2003.

Income from operations increased by $35.3 million for the three months ended September 30, 2004 when compared to the same period in 2003. The Terex Aerial Work Platforms and Terex Construction segments' income from operations improved relative to 2003 due to increased sales resulting from an improving economy in the United States and Europe. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment improved due to volume leverage, partially offset by continued competitive pricing on certain products and steel cost increases. Income from operations was positively impacted by the acquisition of Tatra and ATC, net of the impact of the sale of C&M and Schaeff Incorporated, by approximately $2.2 million.

TEREX CONSTRUCTION

                                                 Three Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    424.8                $    308.3                      37.8%
Gross profit .........................   $     56.4         13.3%  $     36.8         11.9%        53.3%
SG&A .................................   $     36.2          8.5%  $     25.8          8.4%        40.3%
Income (loss) from operations ........   $     20.2          4.8%  $     11.0          3.6%        83.6%

Net sales in the Terex Construction segment increased by $116.5 million for the three months ended September 30, 2004 when compared to the same period in 2003 and totaled $424.8 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 8% when compared to the third quarter of 2003. Sales improved in the crushing and screening business primarily as a result of higher demand for the Terex Pegson line of crushing equipment and from higher sales of crushing and screening products in the United States. Sales of compact construction equipment improved relative to 2003 as a result of improved economic conditions in the United States, improved cross marketing of the product line to key customers and from the focus created by the compact equipment facility consolidation completed in 2003. Sales of heavy construction equipment were driven primarily by improved demand for articulated trucks and Fuchs scrap-handling equipment. Sales of Fuchs scrap handling products have benefited from recent increases in the price of steel.

Gross profit increased to $56.4 million for the three months ended September 30, 2004, an increase of $19.6 million when compared to 2003 results for the same period. Gross profit was negatively impacted by continued increases in steel costs as well as an increase in the value of the British Pound and Euro relative to the U.S. dollar when compared to 2003. These unfavorable items were offset by the favorable impact of higher sales volumes and parts pricing.

Restructuring and other charges recorded in gross profit during the third quarter of 2004 totaled $1.1 million. These charges include costs from previously announced restructuring activities, the close out of a restructuring project and costs associated with the consolidation of the compact equipment parts distribution business.

SG&A costs for the three months ended September 30, 2004 totaled $36.2 million, an increase of $10.4 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro increased SG&A costs by approximately $2 million when compared to the third quarter of 2003. Additionally, sales and marketing costs associated with the volume growth contributed to the increase.

Income from operations for the three months ended September 30, 2004 totaled $20.2 million, an increase of $9.2 million when compared to $11.0 million for the same period in 2003. Income from operations grew in the compact equipment and crushing and screening businesses as a result of improved volume, which helped to offset steel cost increases. Charges related to restructuring and related costs were $1.1 million in the third quarter of 2004, an increase of $0.6 million when compared to the third quarter of 2003.

TEREX CRANES

                                                 Three Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    263.5                $    238.4                      10.5%
Gross profit .........................   $     32.6         12.4%  $     21.1          8.9%        54.5%
SG&A .................................   $     24.7          9.4%  $     20.3          8.5%        21.7%
Income (loss) from operations ........   $      7.9          3.0%  $      0.8          0.3%       887.5%

Net sales for the Terex Cranes segment for the three months ended September 30, 2004 increased by $25.1 million and totaled $263.5 million when compared to $238.4 million for the same period in 2003. The effect of a weaker U.S. dollar relative to the Euro positively impacted sales by approximately 6% when compared to 2003. Sales of tower cranes, small all-terrain cranes and stacker products improved when compared to the third quarter of 2003. Net sales also increased due to price increases introduced earlier in 2004 in reaction to increasing cost pressures.

Gross profit for the three months ended September 30, 2004 increased by $11.5 million relative to the same period in 2003 and totaled $32.6 million. Gross profit from the mobile crane and tower crane businesses in the three months ended September 30, 2004 improved over 2003 levels, as a result of increased volume more than offsetting the impact of steel cost increases experienced during 2004. Included in the third quarter of 2004 gross profit is the closeout of a previous restructuring project, which contributed a benefit of $0.2 million. During the third quarter of 2003, a charge of $1.3 million was recorded, primarily related to the costs associated with the closure and sale of the Terex-RO boom truck facility.

SG&A costs for the three months ended September 30, 2004 totaled $24.7 million, an increase of $4.4 million over the same period in 2003. Contributing to the increase was higher spending levels in the tower crane business driven by higher sales volumes, increased investment in new product engineering and administrative costs and the effect of the increase in the value of the Euro relative to the U.S. dollar experienced since the third quarter of 2003. During the third quarter of 2003, the Company recorded a net charge of $0.2 million related to the closeout of a prior restructuring project.

Income from operations for the three months ended September 30, 2004 totaled $7.9 million, an increase of $7.1 million when compared to $0.8 million for the same period in 2003. Total restructuring charges recorded during the third quarter of 2004 was income of $0.2 million, a reduction of $1.7 million from the prior year. Operating profit in 2004 benefited from strong demand for the segment's tower cranes and increased volume in other products, although the impact of increased steel costs partially offset this income improvement.

TEREX AERIAL WORK PLATFORMS

                                                 Three Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    235.7                $    150.7                      56.4%
Gross profit .........................   $     45.8         19.4%  $     33.1         22.0%        38.4%
SG&A .................................   $     16.4          7.0%  $     16.2         10.7%         1.2%
Income (loss) from operations ........   $     29.4         12.5%  $     16.9         11.2%        74.0%

Net sales for the Terex Aerial Work Platforms segment for the three months ended September 30, 2004 were $235.7 million, an increase of $85.0 million when compared to the same period in 2003. Sales increased when compared to the third quarter of 2003 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2003 as rental channel customers continued to buy new equipment to reduce the age of their fleets and address increased utilization of their existing fleets. Sales of the segment's products also improved in Europe. Sales of material handler products increased when compared to the same period in 2003, utilizing the overall Genie sales and marketing approach through the same rental distribution channels. Light construction products also contributed to the sales growth over the prior year as demand for generators and light towers accelerated to address the aftermath of severe weather experienced in the southeast portion of the United States.

Gross profit for the three months ended September 30, 2004 was $45.8 million, an increase of $12.7 million when compared to the same period in 2003. While, gross profit as a percentage of sales benefited from increased sales, this was more than offset by higher steel costs and the maintenance of annual price level commitments to many of the segment's customers.

SG&A costs for the three months ended September 30, 2004 were $16.4 million, an increase of $0.2 million when compared to the same period in 2003. Increased sales costs from higher volume levels were largely offset by a reduction in bad debt expense over the comparable period in 2003.

Income from operations for the three months ended September 30, 2004 was $29.4 million, an increase of $12.5 million when compared to the same period in 2003.The increase was due to higher sales volumes, offset somewhat by the impact of increased steel costs.

TEREX MATERIALS PROCESSING & MINING

                                                 Three Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    159.7                $     90.8                      75.9%
Gross profit .........................   $     23.2         14.5%  $     17.4         19.2%        33.3%
SG&A .................................   $     14.1          8.8%  $     12.4         13.7%        13.7%
Income (loss) from operations ........   $      9.1          5.7%  $      5.0          5.5%        82.0%

Net sales in the Terex Materials Processing & Mining segment increased by $68.9 million to $159.7 million in the third quarter of 2004 compared to $90.8 million in the comparable period in 2003. The increase in sales is primarily a result of increased customer activity in the surface mining area, which is due largely to improved prices for commodities including coal and iron ore. Demand for tracked crusher and stationary vibratory screener product lines was also strong.

Gross profit increased by $5.8 million in the three months ended September 30, 2004 when compared to the comparable period in 2003 and totaled $23.2 million. Gross profit improved as a result of the increased volume and higher margins earned on the sale of new machines. This improvement was partially offset by increased steel costs and relatively flat parts volume experienced during the third quarter of 2004 when compared to a year ago.

SG&A expense increased by $1.7 million in the third quarter of 2004 relative to the comparable period in 2003, to $14.1 million. The increase in SG&A was mainly due to higher selling costs associated with the 75.9% increase in net sales.

Income from operations for the Terex Materials Processing & Mining segment was $9.1 million in the third quarter of 2004, or 5.7% of sales, an increase of $4.1 million from $5.0 million in the comparable period in 2003. The increase was a result of higher demand for the segment's products resulting primarily from improved commodity pricing relative to 2003, offset to some degree by increased steel costs.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                                                 Three Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
Net sales ............................   $    191.1                $    126.5                      51.1%
Gross profit .........................   $     25.8         13.5%  $     17.4         13.8%        48.3%
SG&A .................................   $     21.2         11.1%  $     14.5         11.5%        46.2%
Income (loss) from operations ........   $      4.6          2.4%  $      2.9          2.3%        58.6%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2004 were $191.1 million, an increase of $64.6 million when compared to the same period in 2003. The acquisition of Tatra and ATC on August 28, 2003 increased sales in the third quarter of 2004 by approximately $36 million when compared to the same period a year ago. Sales of Roadbuilding products increased marginally over the comparable period in 2003, with the growth driven by higher demand for concrete mixing trucks and asphalt pavers.

Gross profit for the three months ended September 30, 2004 totaled $25.8 million, an increase of $8.4 million when compared to the same period in 2003. The acquisition of Tatra and ATC accounted for approximately $8.1 million of the gross profit in the third quarter of 2004. Gross profits were significantly impacted in this largely United States based segment by steel cost increases, as steel is a major material component for many of this group's products. Weak end markets in the roadbuilding and utility areas have increased the difficulty in securing price increases to offset increasing component cost levels.

SG&A costs for the segment for the three months ended September 30, 2004 totaled $21.2 million, an increase of $6.7 million when compared to the same period in 2003. The majority of the increase was due to the acquisition of Tatra and ATC.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2004 was $4.6 million, an increase of $1.7 million when compared to the same period in 2003. The change reflects the acquisitions of Tatra and ATC partially offset by a weak end market in the roadbuilding and utility businesses and the impact of increased steel costs.

NET INTEREST EXPENSE

During the three months ended September 30, 2004, the Company's net interest expense decreased $0.3 million to $21.4 million from $21.7 million for the prior year period. The decline was due to the overall decrease in the Company's level of debt in the third quarter of 2004 as compared to the same period in 2003, offset by higher average interest rates.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the three months ended September 30, 2004 was a net expense of $1.2 million as compared to a net expense of $1.9 million for the prior year period. During the third quarter of 2004, the Company disposed of certain buildings and equipment which resulted in a $1.5 million gain. In addition, the Company recognized $0.4 million in income related to foreign exchange. Also during the third quarter of 2004, the Company recognized a net expense of $1.0 million on the accelerated amortization of debt acquisition costs, arising from the early retirement of $50 million in bank debt during the quarter.

INCOME TAXES

During the three months ended September 30, 2004, the Company recognized income tax expense of $3.9 million on income before income taxes of $48.6 million, an effective rate of 8.0%, as compared to income tax expense of $2.5 million on income before income taxes of $12.3 million, an effective rate of 20.3%, in the prior year period. The effective tax rate for the three months ended September 30, 2004 was higher than the Company's 2003 full year effective tax rate of (346.9%), primarily due to the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the assets would not be realized.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

TEREX CONSOLIDATED

                                                  Nine Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $  3,644.1                $  2,899.2                      25.7%
Gross profit .........................   $    539.3         14.8%  $    368.3         12.7%        46.4%
SG&A .................................   $    347.1          9.5%  $    280.2          9.7%        23.9%
Goodwill impairment ..................   $       --           --   $     44.3          1.5%      (100.0)%
Income (loss) from operations ........   $    192.2          5.3%  $     43.8          1.5%       338.8%

Net sales for the nine months ended September 30, 2004 totaled $3,644.1 million, an increase of $744.9 million when compared to the same period in 2003. Sales in the Terex Aerial Work Platforms and Terex Construction segments benefited from improving economic conditions in the United States and Europe. Sales of Terex Materials Processing & Mining products through the first nine months of 2004 grew significantly relative to 2003, reflecting strong commodity prices, which in turn have increased mining activity. Sales in the Terex Cranes segment were relatively unchanged from 2003, as increased tower crane activity was offset by declining volume of used crane sales and reductions in the sale of new mobile cranes. The acquisitions of Tatra and ATC, net of the impact of the sale of the C&M and Schaeff Incorporated businesses, increased sales in the first nine months of 2004 by approximately $132 million when compared to the nine months ended September 30, 2003. Finally, the impact of a weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 6% when compared to the first nine months of 2003.

Gross profit for the nine months ended September 30, 2004 totaled $539.3 million, an increase of $171.0 million when compared to the same period in 2003.Gross profit in all segments rose relative to 2003 levels despite the impact of increased steel costs experienced during the first nine months of 2004. The unfavorable movement in steel costs was offset by increased sales volumes as well as by the benefit of several TIP initiatives. Restructuring and other charges for the first nine months of 2004 were lower by $34.2 million when compared to 2003 and totaled $10.8 million.

SG&A expenses increased for the nine months ended September 30, 2004 by $66.9 million when compared to the same period in 2003. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately 25% of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2003. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the first nine months of 2004. The acquisitions of the Tatra and ATC businesses accounted for approximately 20% of the increase in SG&A. During the first nine months of 2004, restructuring and other costs in SG&A were $6.3 million lower than in 2003 and totaled $1.6 million.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment. The facts and circumstances associated with this charge, which totaled $44.3 million, are described below in the Terex Materials Processing & Mining segment and the Terex Roadbuilding, Utility Products and Other segment discussions.

Income from operations increased by $148.4 million for the nine months ended September 30, 2004 when compared to the same period in 2003. Operating earnings grew relative to 2003 levels in the Terex Construction and Terex Aerial Work Platforms segments as a result of improved volumes despite increases in steel costs. During 2004, restructuring and other charges included in income from operations fell by $40.5 million and totaled $12.4 million. In June 2003, an aggregate $44.3 million charge related to goodwill impairment was included in income from operations in the Terex Roadbuilding, Utility Products and Other segment and the Terex Materials Processing & Mining segment.

TEREX CONSTRUCTION

                                                  Nine Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $  1,298.4                $  1,005.1                      29.2%
Gross profit .........................   $    170.5         13.1%  $    131.0         13.0%        30.2%
SG&A .................................   $    112.5          8.7%  $     87.6          8.7%        28.4%
Income (loss) from operations ........   $     58.0          4.5%  $     43.4          4.3%        33.6%

Net sales in the Terex Construction segment increased by $293.3 million for the nine months ended September 30, 2004 when compared to the same period in 2003 and totaled $1,298.4 million. A weaker U.S. dollar relative to the British Pound and the Euro increased sales by approximately 9% when compared to the first nine months of 2003. Excluding the impact of foreign exchange, sales grew relative to 2003 in the compact equipment businesses as well as in the crushing and screening businesses. Sales grew marginally over 2003 levels in the heavy equipment business, primarily, as a result of increased steel prices driving demand in the Fuchs scrap handling equipment business. Sales of articulated trucks improved relative to the same period in 2003, with sales denominated in U.S. dollars increasing relative to total sales when compared to 2003 levels. Sales in the compact equipment business grew relative to 2003, as the business benefited from an improved economy in North America and from benefits provided by the consolidation of several facilities in the United Kingdom into a single facility in Coventry, England. Sales of crushing and screening products increased relative to 2003, in part due to strong demand for Pegson crushing equipment.

Gross profit increased to $170.5 million for the nine months ended September 30, 2004, an increase of $39.5 million when compared to 2003 results for the same period. Gross profit in 2004 included restructuring and other costs of $9.6 million, an increase of $7.5 million when compared to the same period in 2003. During the first nine months of 2004, the Company initiated programs to consolidate the Atlas Terex truck-mounted crane production into a single facility in Germany and to outsource certain component manufacturing performed by the Atlas business in Germany. The Terex Construction business also consolidated the compact equipment parts distribution activities and recognized costs related to a pre-acquisition credit guarantee provided on two large hydraulic shovels sold in the United Kingdom. During the first nine months of 2003, restructuring and other charges totaled $2.1 million and related primarily to the cost of consolidating facilities in the crushing and screening group. The impact of steel cost increases experienced during the first nine months of 2004 negatively impacted gross profit when compared to 2003. Gross profit fell relative to 2003 in the heavy equipment group in part as a result of the high percentage of U.S. dollar orders received when compared to 2003, as a majority of product cost for articulated trucks is incurred in British Pounds. Gross profit in the compact equipment and crushing and screening segment increased relative to 2003, as the benefit of increased sales volumes offset the impact of increases in the cost of steel.

SG&A costs for the nine months ended September 30, 2004 totaled $112.5 million, an increase of $24.9 million when compared to the same period in 2003. Approximately 32% of the increase was due to a weaker U.S. dollar relative to the British Pound and the Euro. Restructuring and other costs included in the first nine months of 2004 were $0.6 million, similar to 2003 and related primarily to component sourcing activities in Germany. The remainder of the increase was due to higher spending levels to support the increase in sales.

Income from operations for the nine months ended September 30, 2004 totaled $58.0 million, an increase of $14.6 million when compared to $43.4 million for the same period in 2003. Total restructuring and other costs for the first nine months totaled $10.2 million compared to $2.7 million in 2003. Income from operations improved in the compact equipment and crushing and screening businesses relative to 2003 as a result of improved sales volumes. Income from operations fell in the heavy equipment business relative to 2003 as a result of a higher than average mix of U.S. dollar denominated sales.

TEREX CRANES

                                                  Nine Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    750.2                $    767.5                      (2.3)%
Gross profit .........................   $     95.5         12.7%  $     69.8          9.1%        36.8%
SG&A .................................   $     71.0          9.5%  $     61.1          8.0%        16.2%
Income (loss) from operations ........   $     24.5          3.3%  $      8.7          1.1%       181.6%

Net sales for the Terex Cranes segment for the nine months ended September 30, 2004 decreased by $17.3 million and totaled $750.2 million when compared to $767.5 million for the same period in 2003. The sale of Schaeff Incorporated and C&M in the fourth quarter of 2003 reduced sales by $13.8 million when compared to 2003. The impact of a weaker U.S. dollar relative to the British Pound and Euro increased sales by approximately 7% relative to 2003 levels. Sales declined relative to 2003 primarily as a result of lower sales of used cranes and mobile cranes.

Gross profit for the nine months ended September 30, 2004 increased by $25.7 million relative to the same period in 2003 and totaled $95.5 million. The sale of the Schaeff Incorporated and C&M businesses reduced gross profit by $2.5 million in 2004 when compared to the same period in 2003. Gross profit improved in the mobile crane business, in part from higher margins realized on the sale of new machines. Gross profits also improved relative to 2003 in the tower crane business as a result of higher sales volumes.

Restructuring and other charges recorded in the first nine months of 2004 totaled $0.5 million, a reduction of $10.1 million when compared to 2003. Restructuring and other charges in 2004 related primarily to a loss on the sale of a replacement parts business, the consolidation of the segment's French distribution outlets and the completion of several projects initiated in 2002 and 2003. Restructuring and other charges in 2003 included the closure of the segment's German tower crane facility along with a cost related to the fair value of inventory acquired with the acquisition of the Demag mobile crane business.

SG&A costs for the nine months ended September 30, 2004 totaled $71.0 million, an increase of $9.9 million over the same period in 2003. The sale of Schaeff Incorporated and C&M reduced SG&A costs in the first nine months of 2004 by $1.9 million relative to the first nine months of 2003. The impact of a weaker U.S. dollar relative to the Euro increased SG&A costs in 2004 relative to 2003 by $4.8 million, as the majority of the segment's SG&A expense is incurred in Euro. Restructuring and other charges recorded in SG&A in 2004 totaled $1.0 million, an increase of $0.3 million for the same period in 2003. These costs in 2004 related to the completion of the Cork, Ireland aerials facility closure as well as the consolidation of crane distribution within France.

Income from operations for the nine months ended September 30, 2004 totaled $24.5 million, compared to $8.7 million for the same period in 2003. Restructuring and other costs in 2004 were lower by $9.8 million when compared to the same period in 2003 and totaled $1.5 million. Profits in the mobile crane business were negatively impacted by increased steel costs. This decline was partially offset by the increase in profits realized in the tower crane business. The sale of C&M and Schaeff Incorporated had an impact of $0.5 million on 2004 profitability when compared to 2003.

TEREX AERIAL WORK PLATFORMS

                                                  Nine Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    677.9                $    493.4                      37.4%
Gross profit .........................   $    137.1         20.2%  $    101.5         20.6%        35.1%
SG&A .................................   $     52.5          7.7%  $     47.2          9.6%        11.2%
Income (loss) from operations ........   $     84.6         12.5%  $     54.3         11.0%        55.8%

Net sales for the Terex Aerial Work Platforms segment for the nine months ended September 30, 2004 were $677.9 million, an increase of $184.5 million when compared to the same period in 2003. Sales increased when compared to the first nine months of 2003 as a result of stronger demand from the rental channel in the United States and Europe. Rental market demand has increased as rental channel customers are experiencing increased asset utilization as a result of an improved economy and continued to buy new equipment to reduce the age of their fleets. The segment also benefited from increased demand for material handler products.

Gross profit for the Terex Aerial Work Platforms segment for the nine months ended September 30, 2004 was $137.1 million, an increase of $35.6 million when compared to the same period in 2003. Gross profit for the first nine months of 2003 included a $0.7 million charge related to certain fair value adjustments to Genie's inventory values recorded at the time of acquisition; no such charges were included in 2004 results. Steel cost increases experienced in the first nine months of 2004 negatively impacted gross profit in the segment. Gross profit benefited from the impact of the 37% increase in sales which offset the negative steel price variances.

SG&A costs for the nine months ended September 30, 2004 totaled $52.5 million, an increase of $5.3 million from the same period in 2003. The increase was due primarily to higher compensation and related costs arising from increased sales levels.

Income from operations for the Terex Aerial Work Platforms segment for the nine months ended September 30, 2004 was $84.6 million, an increase of $30.3 million from the same period in 2003. Income improved as sales volumes grew in the United States and Europe relative to 2003, partially offset by steel cost increases.

TEREX MATERIALS PROCESSING & MINING

                                                  Nine Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    391.5                $    297.3                      31.7%
Gross profit .........................   $     61.3         15.7%  $     35.8         12.0%        71.2%
SG&A .................................   $     40.3         10.3%  $     35.8         12.0%        12.6%
Goodwill impairment ..................   $       --           --   $     23.2          7.8%      (100.0)%
Income (loss) from operations ........   $     21.0          5.4%  $    (23.2)        (7.8)%     (190.5)%

Net sales in the Terex Materials Processing & Mining segment increased by $94.2 million to $391.5 million in the nine months ended September 30, 2004, compared to $297.3 million in the comparable period in 2003. Sales in the nine months of 2004 increased significantly over the comparable period in 2003 in both hydraulic shovels and mining trucks, primarily as a result of higher demand caused by increases in commodity pricing.

Gross profit increased by $25.5 million in the nine months ended September 30, 2004 when compared to the comparable period in 2003 and totaled $61.3 million. Gross profit increased as a result of a significant increase in the volume of new equipment sales and a modest increase in parts volume. Included in gross profit for 2004 is a $0.4 million charge for the loss recognized on the sale of a legacy parts business. The Company decided to exit this line of business to focus on supporting core Terex products. Gross profit was also negatively impacted by steel costs in the first nine months of 2004 when compared to 2003 pricing levels. Gross profit for the nine months of 2003 included restructuring and other costs of $14.2 million mainly related to activities in the Materials Processing business, including the exit of certain product lines as well as inventory write-downs to reflect expected reduced sales volumes.

SG&A costs increased by $4.5 million in the nine months ended September 30, 2004 relative to the comparable period in 2003, to a total of $40.3 million. Approximately $2.3 million of the increase was due to the impact of foreign exchange, with the remainder mainly due to increased sales and marketing costs associated with increased volume.

During the second quarter of 2003, the Company recognized a goodwill impairment charge with respect to its Roadbuilding reporting unit, as described in more detail below under "Terex Roadbuilding, Utility Products and Other." At that time, the Materials Processing business was included in the Roadbuilding reporting unit. Of the overall goodwill impairment of $44.3 million, $23.2 million related to the Materials Processing business. As a result of the realignment of the Company's segments during the quarter ended September 30, 2004, the Materials Processing business is now consolidated in the Terex Materials Processing & Mining segment, and, as a result, this portion of the goodwill impairment charge is now included in this segment's results.

Income from operations for the Terex Materials Processing & Mining segment was $21.0 million in the nine months ended September 30, 2004, an increase of $44.2 million from 2003. Improvements in gross profit were partially offset by higher SG&A costs incurred. In addition, a $23.2 million goodwill impairment charge reduced 2003 income from operations.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                                                  Nine Months Ended September 30,
                                         -------------------------------------------------
                                                                            2003
                                                   2004                   Restated
                                         -----------------------   -----------------------
                                                      % of Sales                % of Sales    % Change
                                                      ----------                ----------   ----------
                                                      ($ amounts in millions)
Net sales ............................   $    579.7                $    368.5                      57.3%
Gross profit .........................   $     72.4         12.5%  $     30.4          8.2%       138.2%
SG&A .................................   $     62.1         10.7%  $     41.5         11.3%        49.6%
Goodwill impairment ..................   $       --           --   $     21.1          5.7%      (100.0)%
Income (loss) from operations ........   $     10.3          1.8%  $    (32.2)        (8.7)%     (132.0)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2004 were $579.7 million, an increase of $211.2 million when compared to the same period in 2003. The acquisitions of Tatra and ATC on August 28, 2003 increased sales in the first nine months of 2004 by approximately $145 million when compared to the same period in 2003. Sales of Roadbuilding products improved over 2003 levels as a result of higher demand for concrete mixing trucks. Demand for Roadbuilding products is linked to state and federal spending for road improvements and new construction. Given the current budget deficits impacting many state and federal governments, demand for Roadbuilding products remains relatively unchanged from prior years. Sales of Utility products were relatively unchanged from 2003 levels.

Gross profit for the nine months ended September 30, 2004 totaled $72.4 million, an increase of $42.0 million when compared to the same period in 2003. The acquisition of a majority interest in Tatra and ATC increased gross profit by approximately $21 million when compared to 2003. Gross profit earned by the Roadbuilding and Utility Products businesses improved over 2003 levels despite the negative impact of increases in steel costs experienced during the first nine months of 2004. Total restructuring charges incurred during the first nine months of 2004 were $0.3 million and related to the consolidation of facilities in the Utility Products business. The consolidation is part of an ongoing effort to eliminate duplicate facilities resulting from the acquisition of several distribution businesses over the past two years.

Gross profit for the first nine months of 2003 included restructuring and other charges of $17.0 million, primarily related to activities initiated in response to poor market conditions for the segment's Roadbuilding products. Demand for roadbuilding products has been dampened by delays in state and federal funding for road improvement and construction projects. These actions included the exit of certain product lines as well as inventory write-downs to reflect expected reduced sales volumes. Also included in the restructuring and other charges during the nine months ended September 30, 2003 was $0.9 million related to the closure of the Company's EarthKing e-commerce business.

SG&A costs for the segment for the nine months ended September 30, 2004 totaled $62.1 million, an increase of $20.6 million when compared to the same period in 2003. The majority of the increase was due to the acquisitions of Tatra and ATC. SG&A costs also increased due to an unfavorable legal settlement in the Roadbuilding business and as a result of higher selling and administrative costs in the Utility Products businesses.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit (which at the time included the Roadbuilding business and the Materials Processing business) would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. Funding for road projects had remained at historically low levels as federal and state budgets had been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects would not improve significantly in the short term. In addition, the outlook assumed that the Company would continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Based on the revised fair value of the reporting unit, a goodwill impairment of $44.3 million was recognized during the nine months ended September 30, 2003. Of this, $21.1 million related to the Roadbuilding business and is included in the Terex Roadbuilding, Utility Products and Other segment, while $23.2 million related to the Materials Processing business and is now included in the Terex Materials Processing & Mining segment.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2004 was $10.3 million, compared to a loss of $32.2 million for the same period in 2003. Income from operations in 2003 included a goodwill impairment charge of $21.1 million. Restructuring and other costs incurred in the first nine months of 2004 were $16.7 million lower than the $17.0 million incurred in the same period in 2003. The acquisitions of Tatra and ATC improved income from operations by approximately $8 million. Income from operations in the Utility Products and Roadbuilding businesses was lower than in 2003 as a result of increases in steel costs experienced in 2004 as well as from unfavorable legal settlements seen in the first half of 2004.

NET INTEREST EXPENSE

During the nine months ended September 30, 2004, the Company's net interest expense decreased $5.5 million to $64.9 million from $70.4 million for the prior year period. Net interest expense declined relative to 2003, as the Company reduced total outstanding debt. The benefit of lower debt levels was partially offset by higher interest rates in 2004 relative to the comparable 2003 period.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the nine months ended September 30, 2004 was income of $16.2 million as compared to an expense of $6.4 million for the prior year period. The increase in other income relative to 2003 was primarily a result of the sale of idle facilities in 2004 along with a favorable settlement reached related to the acquisition of the O&K mining business.

INCOME TAXES

During the nine months ended September 30, 2004, the Company recognized income tax expense of $16.8 million on income before income taxes of $143.5 million, an effective rate of 11.7%, as compared to an income tax benefit of $6.8 million on a loss before income taxes of $33.0 million, an effective rate of 20.6%, in the prior year period. The effective tax rate for the nine months ended September 30, 2004 was higher than the Company's 2003 full year effective tax rate of (346.9%), primarily due to the impact of a valuation allowance recorded in 2003 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the assets would not be realized, partially offset by the strong financial performance of the Company's Fermec and other businesses, where recent performance indicated that the Company was more likely than not to realize the benefits of certain tax assets, and, therefore, the valuation allowances held for these businesses were released in 2004, and successful resolution of a tax audit covering multiple reporting periods.

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

INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At September 30, 2004, reserves for excess and obsolete inventory totaled $70.5 million.

ACCOUNTS RECEIVABLE - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At September 30, 2004, reserves for potentially uncollectible accounts receivable totaled $40.0 million.

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

As of September 30, 2004, the Company's maximum exposure to such credit guarantees was $276.7 million. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at September 30, 2004 was $42.0 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2004, the Company's maximum exposure pursuant to buyback guarantees was $43.5 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $9 million for the estimated fair value of all guarantees provided as of September 30, 2004.

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

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 2.00% to 6.50% for international plans at September 30, 2004. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 6.00% for U.S. plans and 5.50% to 6.00% for international plans at September 30, 2004. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 4.00% for U.S. plans and 2.75% to 4.00% for international plans at September 30, 2004. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

INCOME TAXES - At September 30, 2004, the Company had deferred tax assets of $14.4 million, net of valuation allowances. The income tax expense was $16.8 million for the nine months ended September 30, 2004. The

Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits and obligations, respectively, that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

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

A significant portion of the Company's deferred tax assets are comprised of net operating losses ("NOLs") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated NOLs of $418.1 million as of December 31, 2003. During the fourth quarter of 2003, and during subsequent quarterly periods, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

        o    The three year cumulative historical loss for U.S. operations.
        o The acquisitions of Genie and Terex Advance Mixer in 2002 added significantly to the Company's U.S. based income generation. In addition, the Company had begun to see an increase in demand for Genie products in the United States relative to 2002.
        o The Company continued to reduce its long-term debt through the generation of operating cash flow, thereby reducing interest expense in the United States relative to prior periods.
        o The Company has undergone significant restructuring in the United States to address market conditions in its North American crane business as well as its Roadbuilding businesses. The Company believes that their respective end markets have stabilized.
        o The Company has not yet taken advantage of several tax strategies that would allow it to accelerate the utilization of accumulated NOLs.

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings are not sufficient to fully utilize the Company's U.S. deferred tax assets, and therefore, recorded a valuation allowance for the year ended December 31, 2003 and subsequent periods.

In addition to its domestic NOLs, the Company has accumulated $887.7 million of foreign NOLs at December 31, 2003. During the fourth quarter of 2003, and during subsequent quarterly periods, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. During the third quarter of 2004, the Company realized the successful resolution of a tax audit covering multiple reporting periods and the release of valuation allowances based on the profitability of its businesses in certain jurisdictions, reducing the Company's income tax provision for the three months ended September 30, 2004 by $6.4 million. During the second quarter of 2004, the strong financial performance of the Company's Fermec business indicated that it was more likely than not that the Company would realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released, reducing the Company's income tax provision for the three months ended June 30, 2004 by $14.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of funding are cash generated from operations, use of the Company's bank credit facilities and access to capital markets. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. The Company had cash and cash equivalents of $392.3 million at September 30, 2004. In addition, the Company had $228.6 million available for borrowing under its revolving credit facilities at September 30, 2004.

Cash from operations is dependent on the Company's ability to generate net income through the sales of the Company's products and to reduce its investment in working capital. During 2003, the Company's focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company recently initiated a series of programs, collectively known as TIP, aimed at improving operating earnings and net income as a percentage of sales and at reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company's liquidity. During the third quarter of 2004 and 2003, the Company sold, without recourse, accounts receivable approximating 20% and 23% of its third quarter revenue in 2004 and 2003, respectively, to provide additional liquidity.

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

The Company's sales are seasonal, with more than half of the Company's sales typically being generated in the first two quarters of a calendar year. This seasonality is a result of the needs of the Company's customers to have new equipment available for the spring, summer and fall construction season. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. During the nine months ended September 30, 2004, the Company used $98.4 million of cash for working capital. The Company defines working capital as the sum of accounts receivable and inventories, less accounts payable. During the first nine months of 2004, the Company was able to generate $68.1 million of cash from operations. This cash inflow was due primarily to improved operating profitability of the Company.

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

The interest rates charged under the Company's bank credit facilities are subject to adjustment based on the Company's consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.21% at September 30, 2004.

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

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company's ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company's ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company's failure to file certain of its periodic reports on a timely basis will limit the ability of the Company to access the capital markets using short-form registration for a period of twelve months from the date the Company becomes current with all of its SEC filings. In addition, the terms of the Company's bank credit facility and senior subordinated notes restrict the Company's ability to make further borrowings and to sell substantial portions of its assets.

CASH FLOWS

Net cash provided by operations for the nine months ended September 30, 2004 was $68.1 million. Net cash provided by operations decreased by $146.0 million in the nine months ended September 30, 2004 when compared to the same period in 2003. Working capital, as a percent of trailing three months annualized sales, decreased to a level of 21% at the end of the third quarter of 2004 compared to 26% at the end of the third quarter of 2003. Approximately $98 million of cash was used for working capital purposes during the nine months ended September 30, 2004. During the first nine months of 2003, the Company generated approximately $169 million from the reduction of working capital. A significant portion of the working capital reduction in the first nine months of 2003 was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

Net cash used in investing activities in the nine months ended September 30, 2004 was $4.3 million, as compared to a net use of $23.9 million in the nine months ended September 30, 2003. This change is a result of the Company's receipt of $31.8 million as proceeds from the sale of excess assets during the first nine months of 2004 and the reduced number and size of acquisitions completed in the first nine months of 2004 when compared to the same period in 2003.

Cash used in financing activities was $138.8 million in the nine months ended September 30, 2004, compared to cash used in financing activities in the nine months ended September 30, 2003 of $124.8 million. During the nine months ended September 30, 2004, the Company used $125.0 million to prepay a portion of its bank term loans and it generated $8.3 million from the exercise of stock options. In the nine months ended September 30, 2003, the Company utilized cash from operations to pay down its long term debt and revolving credit facilities by approximately $98 million.

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

As of September 30, 2004, the Company's maximum exposure to such credit guarantees was $276.7 million, including total credit guarantees issued by Demag and Genie of $202.0 million and $35.1 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note K - "Net Investment in Sales-Type Leases" in the Notes to the Condensed Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees under sales-type leases was $42.0 million at September 30, 2004. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2004, the Company's maximum exposure pursuant to buyback guarantees was $43.5 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" of approximately $9 million for the estimated fair value of all guarantees provided as of September 30, 2004.

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

As of September 30, 2004, TFSH had total assets of $252.7 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $232.6 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of September 30, 2004, the maximum exposure to loss under these guarantees was approximately $15 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TSFH, in June 2004 the Company contributed an additional $1.9 million in cash to TFSH.

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

Sale-Leaseback Transactions

The Company's rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At September 30, 2004, the historical cost of equipment being leased back from the financing companies was approximately $77 million and the minimum lease payment for the remainder of 2004 will be approximately $4 million.

CONTINGENCIES AND UNCERTAINTIES

FOREIGN CURRENCIES AND INTEREST RATE RISK

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2004, the Company had foreign exchange contracts with a notional value of $285.7 million.

The Company manages exposure to fluctuating interest rates with interest protection arrangements. Certain of the Company's obligations, including indebtedness under the Company's bank credit facility, bear interest at floating rates, and as a result an increase in interest rates could adversely affect, among other things, the results of operations of the Company. The Company has entered into interest protection arrangements with respect to approximately $100 million of the principal amount of its indebtedness under its bank credit facility, fixing interest rates ranging from 6.52% to 7.02% for the period from July 1, 2004 through June 30, 2009.

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 2.45% to 4.50% over the London Interbank Offer Rate ("LIBOR"). At September 30, 2004, the floating rates ranged between 4.97% and 6.14%.

All derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition, all hedging relationships must be reassessed and documented pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (the "FASB") issued FIN 46, "Consolidation of Variable Interest Entities." A variable interest entity ("VIE") is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. The interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB revised FIN 46 ("FIN 46R") and modified its effective date. The Company is required to adopt the provisions of FIN 46R, for special purpose entities and VIEs created on or after February 1, 2003, effective December 31, 2003. As of September 30, 2004, there were no such entities that are required to be consolidated by the Company. For all other entities, the Company has adopted the provisions of FIN 46R on March 31, 2004. The application of FIN 46R has not had a material impact on the Company's consolidated financial position or results of operations.

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

During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.133. This statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the Company's consolidated financial position or results of operations.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." In May 2004, the FASB issued FSP No. 106-2, which superceded FSP No. 106-1. FSP Nos. 106-1 and 106-2 became effective in 2004. FSP No. 106-2 provides guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The Company's U.S. postretirement healthcare plans provide for prescription drug benefits for certain participants. Due to the limited number of participants in the Company's postretirement healthcare plans that are affected by the Act, the adoption of FSP Nos. 106-1 and 106-2 did not have a material impact on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As per SEC Release No. 33-8568, issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial statements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

FOREIGN EXCHANGE RISK

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Czech Koruna and the Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2004, the Company had foreign currency contracts with a notional value of $285.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of approximately $5 million at September 30, 2004.

INTEREST RATE RISK

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. Prime Rate and LIBOR. The Company uses interest rate swaps to manage its interest rate risk. At September 30, 2004, approximately 37% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was approximately 7%.

At September 30, 2004, the Company had approximately $100 million of interest rate swaps fixing interest rates ranging from 6.52% to 7.02% for the period from July 1, 2004 through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $4 million at September 30, 2004.

At September 30, 2004, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 4.97% and 6.14% at September 30, 2004. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $2 million.

At September 30, 2004, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's average floating interest rates at September 30, 2004 would have increased interest expense by approximately $1 million in the nine months ended September 30, 2004.

COMMODITIES RISK

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted by extreme movements in material costs and from availability of these materials. In particular, during the first nine months of 2004, the Company has been affected by increases in the cost of steel. Steel is a major material component for many of the Company's products, so as the cost of steel has increased, the cost to manufacture these products has increased. The cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China. The Company experienced an increase in steel costs that negatively affected operating results through cost of goods sold by approximately $36 million during the first nine months of 2004.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the recent increases in the cost of steel, for example, the Company continues to design and implement plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company's overall purchase volumes to obtain favorable costs, and increasing the price of the Company's products. Various of the Company's operations are implementing price increases and/or surcharges directly intended to offset increases in prices of steel and other components.

                         ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of September 30, 2004, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2004 because of the material weaknesses discussed below and because the Company was unable to file this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2004 and the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 within the time periods specified in the SEC's rules. Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as described below.

(c) Effectiveness of Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Subsequent to September 30, 2004 and prior to filing this Form

10-Q, the Company identified the material weaknesses described below in its annual assessment of the effectiveness of the Company's internal control over financial reporting. These material weaknesses also existed as of September 30, 2004.

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

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended March 31, 2004 and subsequently to address the reportable condition, regarding accounting for income taxes, previously disclosed in the Company's Quarterly Report on Form 10-Q for the interim period ended March 31, 2004 and subsequently identified above as a material weakness as of December 31, 2004:

        o The Company, with the assistance of an outside service provider, established procedures to more effectively and accurately accumulate detailed support for approximately eighty foreign tax basis balance sheets and related processes to identify the deferred tax items.
        o The Company conducted income tax training sessions with financial personnel.
        o The Company revised its tax provision processes (including a redesign of U.S. federal and state tax processes) to improve visibility, accuracy and support.
        o    The Company has increased staffing in the tax department.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Recent Developments

On December 31, 2004, the Company completed the acquisition of the Reedrill division of Metso Corporation ("Reedrill"). Reedrill, headquartered in Sherman, Texas, is a manufacturer of surface drilling equipment for use in the mining, construction and utility industries. In connection with the acquisition, the Company paid $38.6 million cash, subject to post-closing adjustments based upon the finalization of the closing date balance sheet. Reedrill is included in the Terex Materials Processing & Mining segment, and operating results of Reedrill will be included in the Company's consolidated results of operations beginning January 1, 2005.

On January 12, 2005, the Company's management and the Audit Committee concluded that the financial statements for the years ended December 31, 2001, 2002 and 2003 would require restatement and should no longer be relied upon. On March 3, 2005, the Company's management and the Audit Committee concluded that the financial statements for the year ended December 31, 2000 would require restatement and should no longer be relied upon. On September 8, 2005, the Company's management and the Audit Committee concluded that the financial statements for the quarters ended March 31, 2004 and June 30, 2004 would require restatement and should no longer be relied upon. The Company's management has since completed its review and will be completing in the very near future the restatement of its financial statements for the years ended December 31, 2000, 2001, 2002 and 2003. For more information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Note B of the Notes to Condensed Consolidated Financial Statements, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements," and Item 4 "Controls and Procedures."

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

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Mobile Crushing and Screening Group, consisting of the Powerscreen, Finlay and B.L. Pegson businesses and formerly part of the Terex Construction Segment, now will be consolidated within the Terex Materials Processing & Mining Segment. The European telehandlers business of TerexLift, formerly part of the Terex Construction Segment, now will be part of the Terex Aerial Work Platforms Segment. The segment discussions included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

The Company acquired Halco Holdings Limited and its affiliates ("Halco") on January 24, 2006, for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, United Kingdom, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

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

                                                TEREX CORPORATION
                                                   (Registrant)


Date:   February 17, 2006                       /s/ Phillip C. Widman
        -----------------                       --------------------------------
                                                Phillip C. Widman
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date:   February 17, 2006                       /s/ Jonathan D. Carter
        -----------------                       --------------------------------
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

10.9 Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.10 Form of Option Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.11 Terex Corporation Supplemental Executive Retirement Plan, effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.12 Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

10.13 Summary of material terms of non-CEO 2004 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 6, 2005 and filed with the Commission on October 12, 2005).

10.14 Summary of material terms of CEO 2004 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 6, 2005 and filed with the Commission on October 12, 2005).

10.15 Summary of material terms of non-CEO 2005 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.16 Summary of material terms of CEO 2005 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702 dated March 31, 2005 and filed with the Commission on April 6, 2005).

10.17 Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

10.18 Summary of material terms of Terex Corporation Outside Directors' Compensation Program (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.19 Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

10.20 Incremental Term Loan Assumption Agreement, dated as of September 13, 2002, relating to the Amended and Restated Credit Agreement dated as of July 3, 2002, among Terex Corporation, certain of its subsidiaries, the lenders party thereto and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 2 of the Form 8-K Current Report, Commission File No. 1-10702, dated September 13, 2002 and filed with the Commission on September 20, 2002).

10.21 Amendment No. 1 and Agreement, dated as of November 25, 2003, to the Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.12 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.22 Amendment No. 2, Waiver and Agreement dated as of October 15, 2005, to the Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2005 and filed with the Commission on October 17, 2005).

10.23 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.24 Guarantee Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to

        Exhibit 10.15 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.25 Security Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to
        Exhibit 10.16 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.26 Pledge Agreement dated as of March 6, 1998 of Terex Corporation, each of the subsidiaries of Terex Corporation listed therein and Credit Suisse First Boston, as Collateral Agent (incorporated by reference to Exhibit
        10.17 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.27 Form Mortgage, Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing entered into by Terex Corporation and certain of the subsidiaries of Terex Corporation, as Mortgagor, and Credit Suisse First Boston, as Mortgagee (incorporated by reference to
        Exhibit 10.18 to the Form 10-K for the year ended December 31, 1998 of Terex Corporation, Commission File No. 1-10702).

10.28 Second Amendment to Agreement and Plan of Merger, dated as of April 14, 2004, by and among Terex Corporation, Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 10.22 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

10.29 Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to
        Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 1, 2005 and filed with the Commission on July 7, 2005).

10.30 Form of Amended and Restated Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended March 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.31 Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.35 to the Form 10-K for the year ended December 31, 2002 of Terex Corporation, Commission File No. 1-10702).

10.32 Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.33 Retirement Agreement dated as of November 13, 2003 between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit
        10.29 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.34 Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Filver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.35 Termination, Severance, General Release and Waiver Agreement between Terex Corporation and Matthys de Beer dated as of February 1, 2004 (incorporated by reference to Exhibit 99.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 1, 2004 and filed with the Commission on February 4, 2004).

12      Calculation of Ratio of Earnings to Fixed Charges.*

31.1 Chief Executive Officer Certification pursuant to Rule 13a-14 (a) /15d-14 (a).*

31.2 Chief Financial Officer Certification pursuant to Rule 13a-14 (a) /15d-14 (a).*

32 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002. *

        * Exhibit filed with this document.