Form 10-K
period 2004-12-31
TEREX CORP
filed 2006-02-17
CIK 97216

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                 FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004

                                       or

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

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 YES [ ]  NO [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

                                 YES [ ]  NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ]  NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large Accelerated Filer [X]  Accelerated Filer [ ]  Non-accelerated Filer   [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ]  NO [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $1,606 million based on the last sale price on June 30, 2004.

      THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING WAS
                      50.1 MILLION AS OF JANUARY 31, 2006.
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                       TEREX CORPORATION AND SUBSIDIARIES
                       Index to Annual Report on Form 10-K
                      For the Year Ended December 31, 2004

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1     Business                                                            3
Item 2     Properties                                                         23
Item 3     Legal Proceedings                                                  25
Item 4     Submission of Matters to a Vote of Security Holders                25

                                     PART II

Item 5     Market for Registrant's Common Stock, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                  26
Item 6     Selected Financial Data                                            26
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                32
Item 7A    Quantitative and Qualitative Disclosure about Market Risk          58
Item 8     Financial Statements and Supplementary Data                        59
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                60
Item 9A    Controls and Procedures                                            60
Item 9B    Other Information                                                  64

                                    PART III

Item 10    Directors and Executive Officers of the Registrant                 65
Item 11    Executive Compensation                                             69
Item 12    Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                         81
Item 13    Certain Relationships and Related Transactions                     83
Item 14    Principal Accountant Fees and Services                             84

                                     PART IV

Item 15    Exhibits and Financial Statement Schedules                         84

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as "Terex," the "Registrant," or the "Company." This Annual Report on Form 10-K generally speaks as of December 31, 2004, unless specifically noted otherwise.

                                     PART I

ITEM 1. BUSINESS

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Terex has restated its financial statements for the years ended December 31, 2002 and 2003, in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes restated selected financial data for the years ended December 31, 2000 and 2001. In addition, Terex has restated each of the quarters in the year ended December 31, 2003 and the quarters ended March 31, 2004 and June 30, 2004, and as a result has amended its filings for the interim periods ended March 31, 2004 and June 30, 2004 in Amendments to Quarterly Reports on Form 10-Q/A that were previously filed with the Securities and Exchange Commission ("SEC"). All financial information contained in this Annual Report on Form 10-K gives effect to this restatement.

The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors. The accompanying consolidated financial statements and notes thereto set forth herein summarizes the nature of the adjustments recorded to correct previously issued financial statements.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. The valuation allowance was subsequently reversed in the quarter ended December 31, 2004, thereby increasing net income in that quarter. The reversal was based upon improving operating results during 2004 and significant, profitable backlog generated in early 2005. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Annual Report on Form 10-K.

For information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Item 6 - "Selected Financial Data," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8 - "Financial Statements and Supplementary Data," Item 9A - "Controls and Procedures" and Note B - "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements. For additional information regarding the background of these matters, see the Company's Current Reports on Form 8-K furnished to the SEC from October 27, 2004 through the date of this Annual Report on Form 10-K with respect to this matter.

All amounts referenced in this Annual Report on Form 10-K for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Terex has not amended its Annual Reports on Form 10-K for the year ended December 31, 2003 or prior years or Quarterly Reports on Form 10-Q for the periods affected by the restatement, except to reflect the adjustments from 2003 and 2004 and prior included in the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2004 and June 30, 2004. The information that has been previously filed or otherwise reported for the other periods prior to January 1, 2004 is superseded by the information in (i) this Annual Report on Form 10-K, (ii) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 and (iii) the Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2004 and June 30, 2004, and the financial statements and related financial information contained in such other reports should no longer be relied upon.

GENERAL

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. The Company was originally incorporated in Delaware in October 1986 as Terex U.S.A., Inc. The Company operates in five business segments: (i) Terex Construction, (ii) Terex Cranes, (iii) Terex Aerial Work Platforms, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other. The Company remains focused on its mission of delivering products that are reliable and cost-effective and producing equipment that improves its customers' return on invested capital. The Company's products are manufactured at plants in the United States, Canada, Europe, Australia, Asia and South America, and are sold primarily through a worldwide distribution network serving the global construction, infrastructure and surface mining markets. The Company is building a franchise under the Terex brand name. As part of that effort, Terex is migrating the historic brand names for many of its products to the Terex brand, including in some cases using the historic brand name in conjunction with the Terex brand for a transitional period of time.

Historically, the Company has modeled its operational and strategic initiatives around four key concepts designed to create a competitive advantage in the markets in which the Company does business. These initiatives include: (i) providing customers with products that increase their return on invested capital through lower life cycle costs; (ii) implementing a variable cost structure;
(iii) reducing selling expense and eliminating non-value-added functions throughout the organization; and (iv) increasing product and geographic diversity through internal development and acquisitions.

In 2003, the Company announced an internal improvement process, known as the "Terex Improvement Process" or "TIP," focusing on seven key areas that address areas for improvement with all three of the Company's major constituents: its customers, investors and employees. TIP was the core concentration for the Company's internal improvement initiatives throughout 2004.

The Company has recently announced the next phase of its internal improvement plan, the "Terex Business System" or "TBS." The Terex Business System is based on lean principles and lean thinking as applied to every aspect of business. The core applications of lean thinking involve the Company's promotion of a culture of continuous improvement and the removal of waste (anything that does not add value) at every organizational level of the Company. Additionally, the system focuses on streamlining the Company's interface with its customers, and gaining efficiencies with suppliers based on the Company's global purchasing power and resources. The Company has established Terex learning centers with the purpose of teaching these principles to key personnel throughout the Company. This is a longer term project, but one that is intended to be the cornerstone of the Company's activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is return on invested capital ("ROIC"), and Terex has established the goal of delivering an average of 20% or greater returns on invested capital through an economic cycle. ROIC is defined as operating profit excluding special items divided by the sum of average book equity and average net debt.

For financial information about the Company's industry and geographic segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note U -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

TEREX CONSTRUCTION

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes); compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems, screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Amida, Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift.

Terex Construction has 15 significant manufacturing operations:

         o Atlas Terex GmbH ("Atlas Terex"), located in Delmenhorst, Ganderkasee and Vechta, Germany, at which excavators and truck mounted articulated hydraulic cranes are manufactured;

         o        BL-Pegson Ltd., now known as Terex Pegson Limited ("B.L.
                  Pegson"), located in Coalville, England, which manufactures crushers;

         o Finlay Hydrascreens (Omagh) Limited ("Finlay"), located in Omagh, Northern Ireland, at which crushers, washing systems, screens and trommels are manufactured;

         o Fuchs-Bagger GmbH & Co. KG, now known as Fuchs-Bagger Verwaltungs GmbH ("Fuchs"), located in Bad Schoenborn, Germany, at which loading machines are manufactured;

         o Powerscreen International Distribution Ltd. and Powerscreen Limited ("Powerscreen"), located in Dungannon, Northern Ireland, manufacture and sell washing systems, screens and trommels;

         o The Schaeff Group of Companies ("Schaeff"), located in Langenburg, Gerabronn, Rothenburg, Crailsheim and Clausnitz, Germany, at which small wheel loaders, mini excavators and midi excavators are manufactured;

         o Terex Compact Equipment, located in Coventry, England, at which Benford Limited ("Benford") manufactures site dumpers, compaction equipment and material handlers, and Fermec Manufacturing Limited ("Fermec") manufactures loader backhoes;

         o Terex Equipment Limited ("TEL"), located in Motherwell, Scotland, which manufactures off-highway rigid haul trucks and articulated haul trucks, having capacities ranging from 25 to 100 tons, and scrapers; and

         o TerexLift S.r.l. ("TerexLift"), located near Perugia, Italy, at which rough terrain telescopic material handlers (also known as telehandlers) are manufactured.

TEREX CRANES

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM.

Terex Cranes has 11 significant manufacturing operations:

         o The American Crane Corporation, now known as Terex Cranes Wilmington, Inc. ("American Crane"), located in Wilmington, North Carolina, at which lattice boom crawler cranes are manufactured;

         o Gru Comedil S.r.l. ("Comedil"), located in Fontanafredda and Milan, Italy, at which tower cranes are manufactured;

         o Terex Cranes France S.A.S. ("Terex Cranes France"), located in Montceau-les-Mines, France, at which mobile telescopic cranes and telescopic container stackers are manufactured;

         o Terex Cranes - Waverly, located in Waverly, Iowa, at which rough terrain hydraulic telescoping mobile cranes, truck cranes and truck mounted cranes are manufactured;

         o Terex-Demag GmbH & Co. KG ("Demag") located in Zweibrucken, Wallerscheid and Bierbach, Germany, and Pecs, Hungary, at which lattice boom crawler cranes and mobile telescopic cranes are manufactured, and at which large tower cranes are manufactured;

         o Terex Italia S.r.l. ("Terex Italia"), located in Crespellano, Italy, at which mobile telescopic cranes are manufactured; and

         o Terex Lifting Australia Pty. Ltd. ("Terex Lifting Australia"), located in Brisbane, Australia, at which lift and carry cranes are manufactured.

TEREX AERIAL WORK PLATFORMS

The Terex Aerial Work Platforms segment was formed upon the completion of the acquisition of Genie Holdings, Inc. and its affiliates ("Genie") on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, light towers, concrete finishing equipment, power buggies, generators, arrow boards, construction trailers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

Terex Aerial Work Platforms has six significant manufacturing operations:

         o Genie, located in Redmond and Moses Lake, Washington, at which aerial work platform and telehandler equipment are manufactured;

         o Load King, located in Elk Point, South Dakota, at which construction trailers are manufactured;

         o Terex Handlers, located in Baraga, Michigan, at which rough terrain telescopic boom material handlers (also known as telehandlers) are manufactured; and

         o Terex Light Construction, which includes Amida Industries, Inc. ("Amida"), located in Rock Hill, South Carolina, and Terex Bartell, Ltd. ("Bartell"), located in Brampton, Ontario, Canada, manufactures and sells portable floodlighting systems, concrete finishing equipment, power buggies, generators and traffic control products.

TEREX MATERIALS PROCESSING & MINING

The Terex Materials Processing & Mining segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Currently, Terex Materials Processing & Mining products are marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig.

Terex Materials Processing & Mining has eight significant manufacturing operations:

         o Cedarapids, Inc. ("Cedarapids") located in Cedar Rapids, Iowa, which manufactures crushing and screening equipment and high capacity surface mining trucks, along with asphalt pavers for the Terex Roadbuilding, Utility Products and Other segment;

         o Jaques International ("Jaques"), located in Melbourne, Australia, which assembles, sells and services crushing and screening equipment;

         o Jaques International Sdn Bhd ("Jaques Malaysia"), located in Subang Jaya, Malaysia, which manufactures crushing and screening equipment;

         o Jaques (Thailand) Limited ("Jaques Thailand"), located in Chomburi, Thailand, which manufactures crushing and screening equipment;

         o Simplicity Engineering ("Simplicity"), located in Durand, Michigan, at which crushing and screening equipment is manufactured;

         o Terex Germany GmbH & Co. KG, now known as Terex|O&K GmbH ("Terex Germany"), located in Dortmund, Germany, which manufactures hydraulic mining excavators;

         o Terex Mexico, LLC ("Terex Mexico"), located in Acuna, Mexico, which fabricates components for high capacity surface mining trucks, along with fabricating components for other Terex businesses; and

         o Terex Reedrill, located in Sherman, Texas, which manufactures drilling equipment.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees, and for commercial and military applications. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, Cedarapids/Standard Havens, CMI Johnson-Ross, CMI Terex, CMI-Cifali, Hi-Ranger, Tatra and Telelect.

Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company ("INECO"), another distributor of utility products. These operations distribute and install the Company's utility aerial devices and digger derricks as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental.

Terex is a majority shareholder of Tatra a.s. ("Tatra"), a company incorporated under the laws of the Czech Republic. Tatra, which is located in Koprivnice, Czech Republic, manufactures a range of 4x4 to 12x12 heavy-duty on and off-road vehicles for military and commercial applications under the Tatra brand name. Tatra, through its subsidiaries, also manufactures castings, forgings, stampings and welded parts. The Company also owns a majority interest in the American Truck Company LLC ("ATC"), which assembles vehicles based on the Tatra design and technology incorporating U.S. components under the following brand names:
Terex, American Truck and ATC. ATC manufactures its products at the Company's Terex Advance Mixer facility in Fort Wayne, Indiana.

The Company, through Terex Financial Services, Inc. ("TFS"), offers its customers a variety of financial products to enable them to acquire products manufactured by the Company and its subsidiaries. TFS operates primarily in Europe and North America. In North America, TFS, the Company and the Company's other domestic subsidiaries have entered into an arrangement with General Electric Capital Corporation Vendor Financial Services ("GE Capital"), whereby GE Capital acts as the preferred provider of all such loans and leases and provides a dedicated team to work with TFS and the Company's customers. All such loans and leases are originated by GE Capital on a non-recourse private label basis under the licensed trade name "TFS Capital Funding" and GE Capital bears all credit risk in connection with such loans and leases. Terex receives fee and expense reimbursements from GE Capital, and TFS shares in the profitability of the loan and lease portfolio originated by GE Capital to purchasers of Terex products. As a result, TFS participates in the benefits associated with the financing of the Company's products with marginal expense and without adding any additional debt or credit risk to Terex. In Europe, TFS operates through a joint venture, of which the Company is a 40% owner, with a leading financial institution. See "Other Businesses" for more information regarding the TFS joint venture in Europe.

The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals, now known as Terex Asset Services, name.

Terex Roadbuilding, Utility Products and Other has seven significant manufacturing operations:

         o Bid-Well, located in Canton, South Dakota, at which concrete pavers are manufactured;

         o CMI-Cifali Equipamentos, Ltda., now known as Terex Cifali Equipamentos, Ltda. ("CMI-Cifali"), located in Cachoeirinha, Brazil, which manufactures asphalt pavers and asphalt plants;

         o CMI Terex Corporation ("CMI"), located in Oklahoma City, Oklahoma, at which pavement profilers, reclaimers/trimmers, asphalt plants, concrete plants and concrete pavers are manufactured;

         o Tatra, located in Koprivnice, Czech Republic, at which a range of 4x4 to 12x12 heavy duty on and off-road vehicles for military and commercial applications are manufactured;

         o Terex Advance Mixer, Inc. ("Terex Advance Mixer"), located in Fort Wayne, Indiana, which manufactures and sells front and rear discharge concrete mixer trucks and at which ATC manufactures heavy-duty on and off-road vehicles for military and commercial applications; and

         o Terex-Telelect, Inc. ("Telelect"), located in Watertown and Huron, South Dakota, at which utility aerial devices and digger derricks are manufactured.

OTHER BUSINESSES

As discussed in Note K - "Investment in Joint Venture" in the Notes to the Consolidated Financial Statements, the Company has a 40% ownership interest in a joint venture, Terex Financial Services Holding B.V. ("TFSH B.V."). The other 60% of TFSH B.V. is owned by De Lage Landen International B.V. ("DLL"), a wholly-owned subsidiary of Rabobank. TFSH B.V. was originally established to facilitate the financing of Genie's products sold in Europe by offering loans and leases to purchasers of Genie products and on January 1, 2004, as part of the joint venture's reorganization, the scope of TFSH B.V.'s operations was broadened, as it was granted the right to facilitate the financing of all of the Company's products sold in Europe. TFSH B.V. is a direct lender and makes its loans with funds obtained from equity contributions made by DLL and the Company and a debt facility made available to TFSH B.V. by DLL and Rabobank.

The Company has an interest in a joint venture in India under the name Terex Vectra Equipment Pvt. Ltd., which manufactures and markets compact construction equipment.

Terex has a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited ("North Hauler"), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in the People's Republic of China under the Terex brand name. Terex also has a minority interest in Atlas Construction Machinery Company Ltd., a company incorporated under the laws of China, which manufactures excavators in China.

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

BUSINESS STRATEGY

Historically, the Company has modeled its operational and strategic initiatives around four key concepts designed to create a competitive advantage in the markets in which the Company does business. These initiatives include: (i) providing customers with products that increase their return on invested capital through lower life cycle costs; (ii) implementing a variable cost structure;
(iii) reducing selling expense and eliminating non-value-added functions throughout the organization; and (iv) increasing product and geographic diversity through internal development and acquisitions.

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

Reduce Costs and Improve Manufacturing Efficiency

The Company's best value strategy is supported by ongoing efforts to reduce costs and improve manufacturing efficiency. Historically, it has initiated several programs to consolidate manufacturing operations, minimize selling costs, outsource non-critical manufacturing processes and rationalize product lines in order to increase profitability and reduce fixed costs. The internal improvement initiatives that are at the core of the Terex Business System will continue this focus on reducing costs and improving manufacturing efficiency, with the goal being for the Company to have significantly more efficient and flexible operations than its competitors, as measured by the Company's ROIC, comparatively low selling, general and administrative expense-to-sales ratio, significantly higher sales per employee, and greater capital efficiency (based on the ratio of capital expenditures to sales).

Focus on Geographic, Product and End-Market Diversification

Over the past several years, the Company has focused on growing and improving the operations of its core business segments. The Company also has expanded the size and scope of its core businesses both through acquisitions and through development of new products in order to increase its market share. Management believes that these initiatives have helped to reduce the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded the Company's product lines within its core businesses, added new technology and improved its distribution network. As a result, the Company has developed a geographically diverse revenue base with approximately 60% of its revenues derived outside the United States and Canada, and has built a diverse product portfolio addressing a range of end-markets. The following table lists the Company's main product categories, their percentage of the Company's total sales and the footnotes state which segments are principally responsible for each product category.

                                                             PERCENTAGE OF SALES
                                                         --------------------------
                                                                  2003       2002
                        PRODUCT CATEGORY                 2004   RESTATED   RESTATED
         ----------------------------------------------  ----   --------   --------
         Compact Construction Equipment (1) (3)            17         17         17
         Hydraulic Mobile Cranes (2) (5)                   16         18         16
         Aerial Work Platforms (3)                         15         14          5
         Crushing, Screening & Paving Equipment (1) (4)    14         15         21
         Surface Mining Equipment (1) (4)                  10          8          9
         Off-Highway Construction Trucks (1) (4)            7          6          9
         Utility Equipment (1) (5)                          5          6          7
         On/Off Road Heavy Duty Vehicles (1) (5)            5          2         --
         Lattice Boom & Tower Cranes (2) (5)                4          7          6
         Material Handlers & Container Stackers (2) (3)     3          3          5
         Boom Trucks (1) (2)                                2          3          2
         Other (3) (5)                                      2          1          3
                                                         ----   --------   --------
              TOTAL                                       100%       100%       100%
                                                         ====   ========   ========

              (1)    Terex Construction.
              (2)    Terex Cranes.
              (3)    Terex Aerial Work Platforms.
              (4)    Terex Materials Processing & Mining.
              (5)    Terex Roadbuilding, Utility Products and Other.

Internal Improvement Process

In 2003, Terex launched a series of initiatives intended to transform the Company over the next several years. The Terex Improvement Process focused on improving the Company's internal processes and helping the Company become more customer-centric. The Company created several TIP teams of cross-functional and operational managers to address leadership and talent development, the customer experience, the Company's product value proposition and returns delivered to the Company's investors. Some areas of concentration included improving the workplace, better management of the Company's assets, improving operating margins, making Terex an easier partner to do business with, and new branding and marketing strategies, all with the goal of making Terex the most customer responsive company in its industry and a preferred place to work.

In 2005, the Company announced the next phase of its internal improvement plan, the Terex Business System. The Terex Business System is based on lean principles and lean thinking as applied to every aspect of business. Additionally, the system focuses on streamlining the Company's interface with its customers, and gaining efficiencies with suppliers based on the Company's global purchasing power and resources. The Company has established Terex learning centers with the purpose of teaching these principles to key personnel throughout the Company. This is a longer term project, but one that will be the cornerstone of the Company's activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is ROIC, and Terex has established the goal of delivering an average of 20% or greater returns on invested capital through an economic cycle.

PRODUCTS

         TEREX CONSTRUCTION

HEAVY CONSTRUCTION EQUIPMENT. Terex Construction manufactures and/or markets off-highway trucks, scrapers, excavators and wheel loaders used in earthmoving applications, loading machines and truck mounted articulated hydraulic cranes.

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

Rigid off-highway trucks are two-axle machines which generally have larger capacities than articulated off-highway trucks, but can operate only on improved or graded surfaces. The capacities of rigid off-highway trucks range from 35 to 100 tons, and are used in large construction or infrastructure projects, aggregates and smaller surface mines. Terex's rigid trucks are manufactured in Motherwell, Scotland, under the TEREX brand name.

Scrapers move dirt by elevating it from the ground to a bowl located between the two axles of the machine. Scrapers are used most often in relatively dry, flat terrains. Terex scrapers are manufactured in Motherwell, Scotland, under the TEREX brand name.

Excavators are used for a wide variety of construction applications, including non-residential construction (such as commercial sites and road construction) and residential construction. These machines are crawler type excavators ranging in size from 13 to 47 tons and wheeled type excavators ranging in size from 13.4 to 22.5 tons. Terex excavators are manufactured in Ganderkasee, Germany and sold under the TEREX and ATLAS brand names in Europe and are also manufactured in China and sold under the TEREX and ATLAS brand names in Asia. Terex also markets excavators manufactured for Terex in South Korea that are sold under the TEREX brand name in North America.

Wheel Loaders are used for loading and unloading materials. Applications include mining and quarrying, non-residential construction, airport and industrial snow removal, waste management and general construction. These machines range in size from three to five cubic yards capacity, and are manufactured in Vechta, Germany and are sold under the TEREX brand name in Europe. Terex also markets wheel loaders manufactured for Terex in South Korea that are sold under the TEREX brand name in North America.

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

Truck mounted articulated hydraulic cranes are available in two product categories, each with a maximum reach of approximately 100 feet. The "knuckle boom" crane can be mounted either on the front or the rear of commercial trucks which are folded within the width of the truck while in transport. The "V-boom" crane is also mounted on the front or the rear of the truck and spans the length of the truck while folded. These machines are manufactured in Delmenhorst, Germany under the ATLAS and TEREX brand names.

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

Excavators in the compact equipment category include mini and midi excavators used in the general construction, landscaping and rental businesses. Mini excavators are crawler type excavators ranging in size from 1.6 tons to 5.5 tons. These machines are equipped with either rubber or steel tracks. Midi excavators are manufactured in a mobile (wheeled) version in the six to 11 ton sizes for the European market. These excavators are commonly used for excavation and lifting in confined areas in communities and in rental businesses. Midi excavators are also manufactured as crawler excavators in sizes between 5.5 tons and 12.5 tons. In the six to eight ton sizes Terex offers standard steel tracks and optional rubber tracks. These excavators are manufactured in Germany under the TEREX, ATLAS and SCHAEFF brand names.

Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for landscaping and concrete applications. Terex offers a variety of two-wheel and four-wheel drive models. Site dumpers are manufactured in Coventry, England, under the BENFORD, AMIDA and TEREX brand names.

Telehandlers are used to move and place materials on new residential and commercial job sites. Terex Construction manufactures telehandlers with load capacities of up to 11,000 pounds and with a maximum extended reach of up to 62 feet and lift capabilities of up to 72 feet. The Terex Construction segment manufactures and markets rough terrain telescopic boom material handlers (also known as telehandlers) and 360-degree boom rotating telehandlers under the TEREX and GENIE brand names at its facility in Perugia, Italy.

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

Washing screens are used to separate, wash, scrub, dewater and stockpile sand and gravel. Products manufactured by Terex Construction include a completely mobile single chassis washing plant incorporating separation, washing, dewatering and stockpiling, mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative option to the bucket-wheel dewaterers.

Trommels are used in the recycling of construction and demolition waste materials, as well as soil, compost and wood chips. Trommels incorporate conveyors and variable speed fingertip control of the belts and rotating drum to separate the various materials. Terex Construction manufactures a range of trommel and soil shredding equipment. Trommels are also used to process construction and demolition waste, as well as decasing, segmenting and processing empty bottles. The soil shredding units are mainly used by landscape contractors and provide a high specification end product.

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

Rough terrain cranes move materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Terex offers rough terrain cranes with lifting capacities ranging from 20 to 100 tons and maximum tip heights of up to 195 feet. Terex manufactures its rough terrain cranes at its facilities located in Waverly, Iowa, and Crespellano, Italy, under the brand names TEREX and BENDINI.

Truck cranes have two cabs and can travel rapidly from job site to job site at highway speeds. Truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Truck cranes manufactured by Terex have maximum lifting capacities of up to 90 tons and maximum tip heights of up to 202 feet. Terex manufactures truck cranes at its Waverly, Iowa, facility under the brand name TEREX.

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

Self-erecting tower cranes are trailer-mounted and unfold from four sections (two for the tower and two for the jib); certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Applications include residential and small commercial construction. Crane heights range from 58 feet to 106 feet and jib lengths from 52 feet to 131 feet.

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

Flat top tower cranes have a tower and a horizontal jib assembled from sections. There is no A-frame above the jib, which reduces cost and facilities assembly; the jib is self-supporting and consists of reinforced jib sections. These cranes are assembled on site in one to two days, and can increase in height with the project; they have a maximum freestanding height of 346 feet and a maximum jib length of 279 feet.

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

Telescopic boom truck mounted cranes enable an operator to reach heights of up to 163 feet and have a maximum lifting capacity of up to 35 tons. Terex manufactures its telescopic boom truck mounted cranes at its Waverly, Iowa facility under the brand name TEREX.

TELESCOPIC CONTAINER STACKERS. Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker's boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 280 (+95/-185) degrees.

Telescopic container stackers manufactured by Terex have lifting capacities up to 49.5 tons, can stack up to five full containers and are able to maneuver through very narrow areas. Terex manufactures its telescopic container stackers under the brand names PPM and TEREX at its Montceau-les-Mines, France, facility.

         TEREX AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platforms are pieces of equipment that position workers and materials easily and quickly to elevated work areas. These products have developed over the past twenty years as alternatives to scaffolding and ladders.

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

Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance. These aerial work platforms lift one or two people to working heights of up to 46 feet. Most models will roll through a standard doorway and can be transported in the back of a pick-up truck. Some models are drivable when fully elevated.

Trailer mounted booms are used outdoors and provide the same versatile reach of an articulating boom, plus the ability to be towed. Terex trailer mounted booms have rated capacities of 500 pounds and a working height of up to 56 feet.

Articulating booms are primarily used in construction and industrial applications, both indoors and out. They feature lifting versatility with up, out and over position capabilities to access difficult to reach overhead areas that typically cannot be reached with a scissor lift or straight boom. Many options are available, including: two- and four-wheel drive; rough terrain models; narrow access models that roll through standard double doorways; gas/LPG, diesel, electric, and hybrid capabilities. Models have working heights from 36 feet to 141 feet and horizontal reach up to 70 feet.

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

TELEHANDLERS. The Terex Aerial Work Platforms segment also markets rough terrain telescopic boom material handlers (also known as telehandlers) under the TEREX brand name manufactured at its facilities in Baraga, Michigan and Redmond, Washington. The Terex Aerial Work Platforms segment also markets telehandlers manufactured by TerexLift in Italy.

Telehandlers are used to move and place materials on new residential and commercial job sites. Terex Aerial Work Platforms manufactures telehandlers with load capacities of up to 10,000 pounds and lift capabilities of up to 56 feet.

LIGHT CONSTRUCTION EQUIPMENT. Light construction equipment produced by Terex includes mobile and portable light towers, concrete finishing equipment, power buggies, generators and traffic control products.

Light towers are used primarily to light work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide adequate light for construction activity for a radius of approximately 300 feet from the tower. Light towers are manufactured under the AMIDA, TEREX and GENIE brand names in Rock Hill, South Carolina and Redmond, Washington.

Concrete finishing equipment, which includes power trowels, screeds and surface grinders, are primarily used to provide a smooth finish on concrete surfaces. Power trowels are used on soft cement as the concrete hardens and are manufactured as walk-behind and ride-on models. Power trowels are typically used in conjunction with other products manufactured by Terex, including light towers, power buggies, screeds, and material spreaders. Concrete finishing equipment is manufactured under the BARTELL and TEREX brand names in Brampton, Ontario, Canada.

Power buggies are used primarily to transport concrete from the mixer to the pouring site. Terex power buggies have dump capacities from 16 to 21 cubic feet. Terex manufactures power buggies under the AMIDA, MORRISON and TEREX brand names in Rock Hill, South Carolina.

Generators are used to provide electric power on construction sites and other remote locations. Generators up to 225 kilowatt are manufactured under the TEREX brand name in Rock Hill, South Carolina.

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

         TEREX MATERIALS PROCESSING & MINING

MINING EQUIPMENT. Terex Materials Processing & Mining offers high capacity surface mining trucks and hydraulic mining excavators used in the surface mining industry.

Hydraulic mining excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load them into trucks. These excavators are utilized in surface mines, quarries and large construction sites around the world. Terex excavators have operating weights ranging from 90 to 1100 tons and bucket sizes ranging from eight to 60 cubic yards. They are manufactured under the O&K and TEREX brand names in Dortmund, Germany.

High capacity surface mining trucks are off-road dump trucks with capacities in excess of 120 tons. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Terex's product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 360 tons, and bottom dump trucks with payload capacities ranging from 180 to 300 tons. Terex's high capacity surface mining trucks are manufactured under the UNIT RIG and TEREX brand names in Cedar Rapids, Iowa and Acuna, Mexico.

DRILLING EQUIPMENT. Terex Materials Processing & Mining offers a wide selection of drilling equipment and tools for surface and underground mining, quarrying, construction, and utility applications. Terex Materials Processing & Mining manufactures drilling equipment under the REEDRILL brand name in Sherman, Texas.

Drilling equipment is used for underground hard rock mining, tunneling and limestone quarrying, as well as, dirt, soft rock, medium hard rock and hard rock surface applications in mining, construction and utilities. Drilling equipment available from Terex includes jumbo drills, hydraulic track drills, rotary drills and auger drills.

CRUSHING AND SCREENING EQUIPMENT. Crushing and screening equipment is used in processing aggregate materials for roadbuilding materials. Typical crushing and screening operations utilize a combination of components in reducing virgin aggregate materials to required product sizes for final usage in road building and related applications. Terex Materials Processing & Mining manufactures crushing equipment under the CEDARAPIDS, ELJAY, CANICA and JAQUES brand names in Cedar Rapids, Iowa; Durand, Michigan; Melbourne, Australia; and Subang Jaya, Malaysia. Crushing equipment manufactured by Terex Materials Processing & Mining includes jaw crushers, horizontal shaft impactors, vertical shaft impactors and cone crushers.

Jaw crushers are primary crushers with reduction ratios of 6:1 for crushing larger rock. Applications include hard rock, sand and gravel and recycled materials. Models offered yield a range of production capacities: up to 265 tons per hour for the smallest unit, and up to 1,700 tons per hour for the largest.

Horizontal shaft impactors are primary and secondary crushers which utilize rotor impact bars and breaker plates to achieve high production tonnages and improved aggregate particle shape. They are typically applied to reduce soft to medium hard materials, as well as recycled materials.

Vertical shaft impactors are secondary and tertiary crushers which reduce material utilizing various rotor configurations and are highly adaptable to any application. Vertical shaft impactors can be customized to material conditions and desired product size/shape. A full range of models provides customers with increased tonnages, better circuit balance and screen efficiency.

Cone crushers are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.

Terex Materials Processing & Mining manufactures screening equipment in Durand, Michigan; Cedar Rapids, Iowa; Melbourne, Australia; Subang Jaya, Malaysia; and Chomburi, Thailand, under the brand names SIMPLICITY, CEDARAPIDS, ELJAY and JAQUES.

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

Horizontal screens combine high efficiency with the capacity, bearing life and low maintenance of an inclined screen. They are adaptable for heavy scalping, standard duty and fine screening applications and are engineered for durability and user friendliness.

         TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

Terex offers a diverse range of products for the roadbuilding, utility and construction industries and governments. Products in this group include asphalt and concrete equipment, utility equipment and on/off road heavy-duty vehicles.

ASPHALT AND CONCRETE EQUIPMENT. Terex Roadbuilding manufactures asphalt pavers, asphalt mixing plants, concrete production plants, concrete mixers, concrete pavers, pavement profilers, stabilizers and reclaimers at its facilities in Oklahoma City, Oklahoma; Fort Wayne, Indiana; Canton, South Dakota; and Cachoeirinha, Brazil and at Terex's facility in Cedar Rapids, Iowa.

Asphalt pavers are available in rubber tire and steel or rubber track designs. Terex sells asphalt pavers with maximum widths from 18 feet to 30 feet. The smaller units have a maximum paving width of 18 feet and are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects and have maximum paving widths ranging from 24 to 28 feet. High production pavers are engineered and built for heavy-duty, mainline paving and are capable of 30 foot maximum paving widths. All of the above feature direct hydrostatic drive for maximum uptime, patented frame raise for maneuverability and three-point suspension for smooth, uniform mats. Terex asphalt pavers are manufactured under the CEDARAPIDS brand name in Cedar Rapids, Iowa, and under the CMI-CIFALI brand name in Cachoeirinha, Brazil.

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

Concrete mixers are machines with a large revolving drum in which cement is mixed with other materials to make concrete. Terex offers models mounted on trucks with three, four, five, six or seven axles and other front and rear discharge models. They are manufactured in Fort Wayne, Indiana, under the brand name TEREX ADVANCE MIXER.

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

Pavement profilers mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed. The process is less costly than complete removal, and produces a by-product, RAP (Recycled Asphalt Product) that can be processed through Terex hot mix asphalt plants to produce lower cost paving materials. Terex produces pavement profilers in Oklahoma City, Oklahoma, under the CMI TEREX brand name.

Reclaimers/Stabilizers produced by Terex are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement. Terex's reclaimers/stabilizers are manufactured in Oklahoma City, Oklahoma, under the CMI TEREX brand name.

UTILITY EQUIPMENT. Terex utility products include digger derricks, aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications companies, and the electric construction industry as well as government organizations. The products are primarily mounted on commercial truck chassis. Digger derricks and aerial devices are primarily used for the construction and maintenance of electric utility lines.

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

On/off road heavy duty vehicles are produced for military and commercial use with axle configurations of 4x4 up to 12x12. The main features of the vehicle design include an air or water cooled diesel engine, manual or automatic transmission, a sturdy central load-carrying tube and a swinging half axle design that controls the independent movement of each wheel. The kinematics of the axles, together with the backbone tube, provides a stable base to which a military or commercial body can be mounted. This unique design permits heavy payloads to be carried across rough terrain at high speeds.

BACKLOG

The Company's backlog as of December 31, 2004 and 2003 was as follows:

                                                                DECEMBER 31,
                                                          ------------------------
                                                             2004          2003
                                                          ----------    ----------
                                                               (in millions)
         Terex Construction                               $    267.0    $    126.1
         Terex Cranes                                          251.0         140.1
         Terex Aerial Work Platforms                           152.9          26.1
         Terex Materials Processing & Mining                   171.0          48.8
         Terex Roadbuilding, Utility Products and Other        185.3         149.6
         Eliminations                                          (16.0)         (5.7)
                                                          ----------    ----------
              Total                                       $  1,011.2    $    485.0
                                                          ==========    ==========

Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. The Company's backlog orders represent primarily new equipment orders. The increase in backlog reflects rapidly improving end market conditions, mainly in the North American construction market, the aerial work platform business (which mainly sells into the rental channel), and the global surface mining industry. Parts orders are generally filled on an as-ordered basis.

Terex Construction's backlog at December 31, 2004 increased $140.9 million to $267.0 million, as compared to $126.1 million at December 31, 2003. The increase was a result of enhanced order activity in all three of Terex Construction's main business groups (heavy construction, compact construction and mobile crushing and screening), most notably in the businesses based in the United Kingdom.

The backlog at Terex Cranes increased $110.9 million to $251.0 million at December 31, 2004 from $140.1 million at December 31, 2003. Terex Cranes experienced meaningful improvement in backlog orders across most product categories. Terex Cranes in North America posted an increase in order backlog of approximately $38 million, or 133% greater than at December 31, 2003. The tower crane business also posted a year over year backlog increase in excess of 100%.

The $126.8 million increase in the backlog of Terex Aerial Work Platforms to $152.9 million at December 31, 2004 from $26.1 million at December 31, 2003 is a reflection of the continued demand from this business's end markets and customers, primarily the equipment rental business. In addition to orders for the traditional aerial work platforms product, the Company is also experiencing increased demand for the telescopic handler product offering.

Terex Materials Processing & Mining's backlog at December 31, 2004 increased $122.2 million to $171.0 million compared to $48.8 million at December 31, 2003. The approximate 250% increase in order backlog was principally due to heightened market demand for the Company's surface mining equipment, a direct reflection of substantially improved customer profitability due to higher commodity prices.

The backlog at Terex Roadbuilding, Utility Products and Other increased $35.7 million to $185.3 million at December 31, 2004 from $149.6 million at December 31, 2003. The slight increase in backlog reflects the continued weakness in demand for most of this segment's product categories. However, the Company experienced order intake strength in the cement mixer product category, which increased over 40% year over year.

DISTRIBUTION

Terex distributes its products through a global network of dealers, major accounts and direct sales to customers.

         TEREX CONSTRUCTION

Terex distributes heavy construction equipment (trucks, scrapers and replacement parts) manufactured in the United Kingdom primarily through worldwide dealership networks. Terex's truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer's "brand" of each particular type of product. Excavators manufactured in Germany and China are sold in Europe and Asia through a network of independent dealers and distributors. Wheel loaders manufactured in Germany are sold in Europe through a network of independent dealers and distributors. Excavators and wheel loaders manufactured for Terex in South Korea are only sold in North America through Terex's existing heavy construction equipment dealer network. Loading machines manufactured in Germany are sold worldwide through a network of independent dealers and distributors.

Terex distributes compact equipment primarily through a network of independent dealers and distributors throughout the world. Although some dealers represent only one of the Terex brands (such as Schaeff, Atlas or Fermec), the Company has recently focused on developing the dealer network to represent the full range of compact equipment under the TEREX brand name in both Europe and North America. In addition, Terex distributes its compact equipment in North America through the Terex Aerial Work Platforms segment's sales staff.

Mobile crushing and screening equipment is distributed separately by Powerscreen, B.L. Pegson and Finlay. Each business maintains a global network of dealers, predominantly in Europe and the United States. All three brands are supported in North America by a distribution center located in Louisville, Kentucky.

         TEREX CRANES

Terex Cranes markets its products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force. Direct sales, primarily to specialized crane rental companies, are done in certain crane markets like the United States, United Kingdom, Germany, Spain, Italy, France and Scandinavia to offer comprehensive service and support to customers. Distribution via a dealer network is often utilized in other geographic areas.

         TEREX AERIAL WORK PLATFORMS

Terex aerial work platform and telehandler products are distributed under the GENIE and TEREX brand names principally through a global network of rental companies, independent dealers and to a lesser extent, national accounts. Terex employs sales representatives who service these dealers from offices located throughout the world.

Terex light construction products are distributed through a global network of dealers, rental companies and national accounts. Terex employs sales representatives who service these dealers throughout the world.

Construction trailers are distributed primarily through dealers in the United States and are also sold directly to users when local dealers are not available.

         TEREX MATERIALS PROCESSING & MINING

Terex Materials Processing & Mining distributes surface mining truck products and services directly to customers through its own sales organization, as well as through independent dealers. Terex hydraulic excavators and after-market parts and services are sold through an export sales department in Dortmund, Germany, through a global network of wholly-owned subsidiaries and through dealership networks. In addition, Terex's excavators may be sold and serviced through the Caterpillar dealer network.

Drilling equipment is distributed through a combination of regional sales and support offices and a global network of independent distributors.

Crushing and screening equipment is distributed principally through a worldwide network of independent distributors and dealers.

         TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

Terex sells asphalt pavers, reclaimers, stabilizers, profilers and concrete pavers to end user customers principally through independent dealers and distributors and to a lesser extent on a direct basis in areas where distributors are not established. Terex sells asphalt and concrete plants primarily direct to end user customers.

Terex sells utility equipment to the utility and municipal markets through a network of primarily company-owned distributors in North America.

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

RESEARCH AND DEVELOPMENT

The Company maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. The Company's engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $46.3 million, $38.6 million and $24.7 million in 2004, 2003 and 2002, respectively. The increase from 2002 to 2003 was mainly due to the inclusion of Demag and Genie for a full twelve months in 2003. The increase from 2003 to 2004 was mainly due to the full year inclusion of Tatra and ATC and costs related to new product introduction efforts in the product areas of mobile telescopic and lattice boom crawler cranes, wheeled excavators and articulated trucks.

MATERIALS

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted from extreme movements in material pricing and from availability of these materials. In particular, during 2004, the Company has been affected by increases in the cost of steel. Steel is a major material component for many of the Company's products, so as the cost of steel has increased, the cost to manufacture these products has increased. The cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China. The Company experienced an increase in steel costs that negatively affected operating results through cost of goods sold by approximately $70 million during 2004.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company's requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the recent increases in the cost of steel, for example, the Company continues to design and implement plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company's overall purchase volumes to obtain favorable costs, and increasing the price of the Company's products. Various of the Company's operations have implemented price increases and/or surcharges directly intended to offset increases in prices of steel and other components.

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

BUSINESS SEGMENT              PRODUCTS                                  PRIMARY COMPETITORS
---------------------------   ---------------------------------------   ----------------------------------------------
Terex Construction            Articulated off-highway trucks &          Volvo, Caterpillar, Moxy, John Deere, Bell,
                              Rigid off-highway trucks                  CNH, Link-Belt (Sumitomo Corporation) and
                                                                        Komatsu

                              Scrapers                                  Caterpillar and Miskin

                              Excavators                                Caterpillar, Komatsu, Volvo, John Deere,
                                                                        Hitachi, CNH, Link-Belt (Sumitomo
                                                                        Corporation), Kobelco, Daewoo and Hyundai

                              Truck Mounted Articulated Hydraulic       Palfinger, HIAB, HMF, Effer and Fassi
                              Cranes

                              Loading Machines                          Liebherr, Sennebogen and Caterpillar

                              Wheel Loaders                             Caterpillar, Volvo, Kubota, Kawasaki, John
                                                                        Deere, Komatsu, Hitachi and CNH

                              Loader Backhoes                           Caterpillar, CNH (Case and New Holland
                                                                        brands), JCB, Komatsu, Volvo and John Deere

                              Compaction Equipment                      Ingersoll-Rand, Caterpillar, Bomag, Amman,
                                                                        Dynapac and Hamm

                              Mini Excavators                           Bobcat (Ingersoll-Rand), Yanmar, Volvo,
                                                                        Takeuchi, IHI, CNH, Caterpillar, John Deere,
                                                                        Neuson and Kubota

                              Midi Excavators                           Komatsu, Hitachi, Volvo and Yanmar

                              Site Dumpers                              Thwaites and AUSA

                              Telehandlers                              JCB, CNH, Caterpillar, Ingersoll-Rand, John
                                                                        Deere, JLG and Manitou

                              Mobile Crushing and Screening Equipment   Metso Corporation, Extec, McClusky Brothers,
                                                                        Parker Plant and Viper International

Terex Cranes                  Mobile Telescopic Cranes                  Liebherr, Grove Worldwide (Manitowoc),
                                                                        Tadano-Faun, Link-Belt (Sumitomo Corporation)
                                                                        and Kato

                              Tower Cranes                              Liebherr, Potain (Manitowoc) and MAN Wolff

                              Lattice Boom Crawler Cranes               Manitowoc, Link-Belt (Sumitomo Corporation),
                                                                        Liebherr, Hitachi and Kobelco

                              Boom Trucks                               National Crane (Manitowoc), Palfinger, Hiab,
                                                                        Altec, Fassi and PM

                              Telescopic Container Stackers             Kalmar, SMV, CVS Ferrari, Fantuzzi, Liebherr
                                                                        and Linde

BUSINESS SEGMENT              PRODUCTS                                  PRIMARY COMPETITORS
---------------------------   ---------------------------------------   ----------------------------------------------
Terex Aerial Work Platforms   Boom Lifts                                JLG and Haulotte

                              Scissor Lifts                             JLG, Skyjack and Haulotte

                              Telehandlers                              Skytrak (JLG), Lull (JLG), Caterpillar,
                                                                        Gradall (JLG), Bobcat (Ingersoll-Rand), JCB,
                                                                        CNH, Merlo and Manitou

                              Light Towers                              Allmand Bros., Magnum and Ingersoll-Rand

                              Concrete Finishing Equipment              Multiquip, Allen Engineering and Wacker

                              Power Buggies                             Multiquip, Allen Engineering and Wacker

                              Generators                                Ingersoll-Rand, Multiquip, Wacker and
                                                                        Caterpillar

                              Arrow Boards (Detour Lights)              Ingersoll-Rand and Multiquip

                              Construction Trailers                     Trail King, Talbert, Fontaine, Rogers, Etnyre,
                                                                        Ranco, Clement, CPS, as well as regional
                                                                        suppliers

Terex Materials Processing    Hydraulic Mining Excavators               Hitachi, Komatsu and Liebherr
& Mining

                              High Capacity Surface Mining Trucks       Caterpillar, Komatsu, Liebherr and
                                                                        Euclid/Hitachi

                              Drilling Equipment                        Sandvik, Atlas Copco (Ingersoll-Rand),
                                                                        Furukawa, Altec

                              Crushing and Screening Equipment          Metso Corporation, Astec Industries, Sandvik
                                                                        and Deister Machine

Terex Roadbuilding, Utility   Asphalt Pavers                            Blaw-Knox (Ingersoll-Rand), Caterpillar and
Products & Other                                                        Roadtec (Astec Industries)

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

                              Concrete Pavers                           Gomaco

                              Reclaimers/Stabilizers                    Caterpillar, Wirtgen and Bomag

                              Pavement Profilers                        Caterpillar, Wirtgen and Roadtec (Astec
                                                                        Industries)

                              Utility Equipment                         Altec and Time Manufacturing

                              On/Off Road Heavy Duty Vehicles           Oshkosh, Stewart and Stevenson, Mercedes, MAN
                                                                        and Volvo

MAJOR CUSTOMERS

The Company has no customers which accounted for more than 10% of consolidated sales in 2004. The Company is not dependent upon any single customer. The Company's largest single customer is United Rentals, Inc. ("United Rentals"). The Company has had a long-standing relationship with United Rentals. The Company's Chairman, President and Chief Executive Officer served as a director of United Rentals until June 2005.

EMPLOYEES

As of December 31, 2004, the Company had approximately 16,800 employees. The Company generally considers its relations with its employees to be good. Approximately 48% of the Company's employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective bargaining agreements with the Company. The Company experienced a labor strike at its Terex Cranes-Waverly manufacturing facility beginning in February 2005 which was settled in March 2005. The Company believes that the strike at Terex Cranes-Waverly did not have a material adverse effect on the results of operations of the Terex Cranes segment or the Company as a whole.

PATENTS, LICENSES AND TRADEMARKS

The Company makes use of proprietary materials such as patents, trademarks and trade names in its operations and takes action to protect these rights.

The Company makes use of several significant trademarks and trade names, including the TEREX, ADVANCE, AMERICAN TRUCK COMPANY, AMERICAN, AMIDA, ATLAS, BARTELL, BENDINI, BENFORD, BID-WELL, CANICA, CEDARAPIDS, CMI, CMI-CIFALI, COMEDIL, DEMAG, FERMEC, FINLAY, FRANNA, FUCHS, GENIE, GRAYHOUND, HI-RANGER, JAQUES, JOHNSON-ROSS, LOAD KING, MORRISON, O&K, P&H, PEGSON, PEINER, POWERSCREEN, PPM, RE-TECH, ROYER, SCHAEFF, SIMPLICITY, STANDARD HAVENS, TATRA, TELELECT, and UNIT RIG trademarks. The P&H trademark is a registered trademark of Joy Global, Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period of time. All other trademarks and trade names of the Company referred to in this Annual Report are registered trademarks of Terex Corporation or its subsidiaries.

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

Currently, the Company is engaged in various legal proceedings with respect to intellectual property rights, both as a plaintiff and as a defendant. The Company believes that the final outcome of such matters will not have a material adverse effect, individually or in the aggregate, on the Company's business or operating performance.

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

The Company maintains a safety council to assist in auditing, monitoring and training with respect to workplace safety and environmental matters. The council consists of both dedicated safety and environmental professionals, as well as other employees from legal, human resources and operations. All employees are required to obey all applicable national, local or other health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. The Company is committed to compliance with these standards and monitors its workplaces to determine if equipment, machinery and facilities meet specified safety standards and that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note U -- "Business Segment Information" in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Traditionally, the Company's customers' peak buying periods are in the first half of a calendar year as a result of their need to have new equipment available for the spring, summer and fall construction season. Therefore, historically, the Company's sales have tended to be seasonal, with more than half of the Company's sales typically being generated in the first two quarters of a calendar year. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. However, in 2004, 47.6% of the Company's sales occurred in the first half of the year and 52.4% of the Company's sales were in the second half of the year. This was primarily a result of an improvement in the economic cycle over the course of 2004 and the initial impact of price increases that were instituted by certain of the Company's businesses in the second half of 2004. For 2005, the Company expects sales to be somewhat more in line with traditional trends, with sales in the first half of the year being equal to or slightly greater than sales in the second half of the year, as price increases for the Company's products increasingly take effect and the more typical volume trends occur.

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

AVAILABLE INFORMATION

The Company maintains a website at www.terex.com. The Company makes available on its website under "Investors" - "SEC Filings," free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such material with the Securities and Exchange Commission. In addition, the Company makes available on its website under "Investors" - "Corporate Governance," free of charge, its Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from the Company.

NYSE AND SEC CERTIFICATIONS

The Company's Chief Executive Officer certified to the New York Stock Exchange ("NYSE") in 2004 that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Furthermore, the Company's Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act. In addition, the Company's Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to the Company's 2003 Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act.

Subsequent Event

Due to the Company's inability to file this Annual Report on Form 10-K in a timely manner, the Company's Chief Executive Officer certified to the NYSE on December 16, 2005 that the Company has not been able to comply with certain disclosure requirements of the NYSE Listed Company Manual.

ITEM 2. PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries as of December 31, 2004:

         BUSINESS UNIT              FACILITY LOCATION                   TYPE AND APPROXIMATE SIZE OF FACILITY
-------------------------------     -------------------------------     -------------------------------------
Terex (Corporate Offices)           Westport, Connecticut (1)           Office; 24,000 sq. ft.

                TEREX CONSTRUCTION

Atlas Terex                         Delmenhorst, Germany                Office, manufacturing and warehouse;
                                                                             224,000 sq. ft.
Atlas Terex                         Ganderkasee, Germany                Office, manufacturing and warehouse;
                                                                             362,000 sq. ft.
Atlas Terex                         Vechta, Germany                     Manufacturing and warehouse;
                                                                             280,000 sq. ft.
B. L. Pegson                        Coalville, England                  Office, manufacturing and warehouse;
                                                                             204,000 sq. ft.
Finlay                              Omagh, Northern Ireland (1)         Office, manufacturing and warehouse;
                                                                             153,000 sq. ft.
Fuchs                               Bad Schoenborn, Germany             Office, manufacturing and warehouse;
                                                                             238,000 sq. ft.
Powerscreen                         Dungannon, Northern Ireland (1)     Office, manufacturing and warehouse;
                                                                             330,000 sq. ft.
Schaeff                             Langenburg, Germany                 Office, manufacturing and warehouse;
                                                                             102,000 sq. ft.
Schaeff                             Gerabronn, Germany                  Office, manufacturing and warehouse;
                                                                             147,000 sq. ft.
Schaeff                             Rothenburg, Germany (2)             Office, manufacturing and warehouse;
                                                                             97,000 sq. ft.
Schaeff                             Crailsheim, Germany                 Office, manufacturing and warehouse;
                                                                             185,000 sq. ft.
Schaeff                             Clausnitz, Germany                  Office, manufacturing and warehouse;
                                                                             84,000 sq. ft.
TEL                                 Motherwell, Scotland (1)            Office, manufacturing and warehouse;
                                                                             473,000 sq. ft.
Terex Compact Equipment             Coventry, England (1)               Office, manufacturing and warehouse;
                                                                             326,000 sq. ft.
TerexLift                           Perugia, Italy                      Office, manufacturing and warehouse;
                                                                             114,000 sq. ft.
Terex Parts Distribution Center     Southaven, Mississippi (1)          Office and warehouse;
                                                                             505,000 sq. ft.
                   TEREX CRANES

American Crane                      Wilmington, North Carolina          Office, manufacturing and warehouse;
                                                                             559,000 sq. ft.
Comedil                             Fontanafredda, Italy                Office, manufacturing and warehouse;
                                                                             101,000 sq. ft.
Comedil                             Milan, Italy (1)                    Manufacturing and warehouse;
                                                                             175,000 sq. ft.
Demag                               Bierbach, Germany (1)               Warehouse and manufacturing;
                                                                             198,000 sq. ft.
Demag                               Pecs, Hungary (1)                   Office and manufacturing;
                                                                             82,000 sq. ft.

         BUSINESS UNIT              FACILITY LOCATION                   TYPE AND APPROXIMATE SIZE OF FACILITY
-------------------------------     -------------------------------     -------------------------------------
Demag                               Wallerscheid, Germany (1)           Office, warehouse and manufacturing;
                                                                             336,000 sq. ft.
Demag                               Zweibrucken, Germany                Office, manufacturing and warehouse;
                                                                             483,000 sq. ft.
Terex Cranes France                 Montceau-les-Mines, France          Office, manufacturing and warehouse;
                                                                             418,000 sq. ft.
Terex Cranes - Waverly              Waverly, Iowa                       Office, manufacturing and warehouse;
                                                                             312,000 sq. ft.
Terex Italia                        Crespellano, Italy                  Office, manufacturing and warehouse;
                                                                             66,000 sq. ft.
Terex Lifting Australia             Brisbane, Australia (1)             Office, manufacturing and warehouse;
                                                                             42,000 sq. ft.
                TEREX AERIAL WORK PLATFORMS

Amida                               Rock Hill, South Carolina           Office, manufacturing and warehouse;
                                                                             121,000 sq. ft.
Bartell                             Brampton, Ontario, Canada           Office, manufacturing and warehouse;
                                                                             33,000 sq. ft.
Genie                               Redmond, Washington (1)             Office, manufacturing and warehouse;
                                                                             750,000 sq. ft.
Genie                               Moses Lake, Washington (1), (3)     Office, manufacturing and warehouse;
                                                                             422,000 sq. ft.
Load King                           Elk Point, South Dakota             Office, manufacturing and warehouse;
                                                                             93,000 sq. ft.
Terex Handlers                      Baraga, Michigan                    Office, manufacturing and warehouse;
                                                                             54,000 sq. ft.
                TEREX MATERIALS PROCESSING & MINING

Cedarapids                          Cedar Rapids, Iowa                  Office, manufacturing and warehouse;
                                                                             608,000 sq. ft.
Jaques                              Melbourne, Australia (1)            Office, manufacturing and warehouse;
                                                                             29,000 sq. ft.
Jaques Malaysia                     Subang Jaya, Malaysia (1)           Manufacturing and warehouse;
                                                                             111,000 sq. ft.
Jaques Thailand                     Chomburi, Thailand                  Manufacturing; 80,000 sq. ft.

Simplicity                          Durand, Michigan                    Office, manufacturing and warehouse;
                                                                             114,000 sq. ft.
Terex Germany                       Dortmund, Germany (1)               Office, manufacturing and warehouse;
                                                                             775,000 sq. ft.
Terex Mexico                        Acuna, Mexico                       Office, manufacturing and warehouse;
                                                                             225,000 sq. ft.
Terex Reedrill                      Sherman, Texas                      Office, manufacturing and warehouse;
                                                                             244,000 sq. ft.
             TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

Bid-Well                            Canton, South Dakota                Office, manufacturing and warehouse;
                                                                             71,000 sq. ft.
CMI                                 Oklahoma City, Oklahoma             Office, manufacturing and warehouse;
                                                                             635,000 sq. ft.
CMI--Cifali                         Cachoeirinha, Brazil                Office, manufacturing and warehouse;
                                                                             83,000 sq. ft.
Tatra                               Koprivnice, Czech Republic          Office, manufacturing and warehouse;
                                                                             4,653,000 sq. ft.
Telelect                            Watertown, South Dakota             Office, manufacturing and warehouse;
                                                                             219,000 sq. ft.
Telelect (Terex Manufacturing)      Huron, South Dakota                 Manufacturing; 88,000 sq. ft.

Terex Advance Mixer & ATC           Fort Wayne, Indiana                 Office, manufacturing and warehouse;
                                                                             160,000 sq. ft.

(1) These facilities are either leased or subleased by the indicated entity.
(2) Includes approximately 54,000 sq. ft. which are leased by the indicated entity.
(3) Includes approximately 106,000 sq. ft. of warehouse space subleased to others.

The Company also has numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. In 2002 and 2003, the Company acquired the utility equipment distributors Pacific Utility Equipment Company ("Pacific Utility") (now part of Terex Utilities
West), Telelect Southeast Distribution, Inc. ("Telelect Southeast") (now part of Terex Utilities South), Commercial Body Corporation ("Commercial Body") (now part of Terex Utilities South) and Combatel Distribution, Inc. (now part of Terex Utilities South). These distributors have sales locations throughout the United States.

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

ITEM 3. LEGAL PROCEEDINGS

As described in Note S -- "Litigation and Contingencies" in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability, workers' compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company is self-insured for up to $5.0 million per product liability incident. In addition, the Company is self-insured for up to $250 thousand per workers' compensation liability incident in the U.S. and for up to $500 thousand per employers liability incident in the U.K. Management believes that the final outcome of such matters will not have a material adverse effect on the Company's consolidated financial position.

For information concerning other contingencies and uncertainties, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies and Uncertainties."

Subsequent Events

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

Terex has also received a subpoena from the SEC dated May 9, 2005, in a matter entitled "In the Matter of United Rentals, Inc." The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. For information concerning the Company's relationship with United Rentals, see Item 1 - "Business - Major Customers." Terex is also cooperating fully with this investigation.

On September 14, 2005, in the Superior Court of the State of Connecticut, a class action and derivative complaint was filed entitled Michael Morter, derivately on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant. The complaint alleges breach of fiduciary duty and breach of the Company's by-laws. The action is at the very early stages and the Company has no information other than as set forth in the complaint. Plaintiffs have filed a Motion for Summary Judgment requesting that the court order the Company to hold an annual meeting of shareholders which has not been held to date due to the inability of the Company to satisfy SEC and NYSE rules. In connection therewith, the court has directed the Company to hold an annual meeting of its shareholders on or before June 1, 2006. The Company intends to vigorously defend the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "TEX." The high and low stock prices for the Company's Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

                                2004                                        2003
             -----------------------------------------   -----------------------------------------
              FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
             --------   --------   --------   --------   --------   --------   --------   --------
High         $  48.23   $  43.92   $  39.20   $  38.21   $  29.63   $  23.50   $  21.25   $  13.43
Low          $  32.70   $  31.94   $  28.02   $  26.05   $  18.65   $  16.53   $  12.34   $   9.50

In addition, the high and low stock prices for the Company's Common Stock on the NYSE Composite Tape for 2005 are as follows:

                                2005
             -----------------------------------------
              FOURTH     THIRD      SECOND     FIRST
             --------   --------   --------   --------
High         $  62.43   $  52.25   $  43.99   $  49.01
Low          $  49.05   $  39.13   $  35.84   $  37.64

No dividends were declared or paid in 2004 or in 2003. Certain of the Company's debt agreements contain restrictions as to the payment of cash dividends. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business and to pay down debt. The Company does not plan on paying dividends on the Common Stock in the near term. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of January 31, 2006, there were 1,297 stockholders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The selected financial information as of and for the years ended December 31, 2004, 2003 and 2002 presented below was derived from the Audited Consolidated Financial Statements, including the notes thereto, contained elsewhere herein. The selected data as of and for the years ended December 31, 2001 and 2000 presented below has been restated from amounts previously reported, and also reflects certain adjustments made in prior periods. The selected financial information should be read in conjunction with the Audited Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. For the years ended December 31, 2000, 2001, 2002 and 2003, the data in the table below has been restated from amounts previously reported. For a detailed description of the restatement adjustments, see "Summary Restated Financial Data," below, and Note B - "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements.

(in millions except per share amounts and employees)

                                                                          AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                              2003         2002         2001         2000
                                                                  2004      RESTATED     RESTATED     RESTATED     RESTATED
                                                               ----------  ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
   Net sales                                                   $  5,019.8  $  3,909.8   $  2,816.5   $  1,824.3   $  2,000.1
   Income from operations                                           214.6        58.0         38.2         87.3        181.6
   Income (loss) from continuing operations before
      cumulative effect of change in accounting principle
      and discontinued operations                                   324.1      (226.6)       (45.0)        (5.7)        91.2
   Income (loss) from discontinued operations                          --          --           --           --         (7.3)
   Income (loss) before cumulative effect of change in
      accounting principle                                          324.1      (226.6)       (45.0)        (5.7)        83.9
   Net income (loss)                                                324.1      (226.6)      (158.4)        (5.7)        83.9
   Per Common and Common Equivalent Share:
       Basic
           Income (loss) from continuing operations            $     6.60  $    (4.75)  $    (1.04)  $    (0.20)  $     3.35
           Income (loss) from discontinued operations                  --          --           --           --        (0.27)
           Income (loss) before cumulative effect of change
              in accounting principle                                6.60       (4.75)       (1.04)       (0.20)        3.08
           Net income (loss)                                         6.60       (4.75)       (3.67)       (0.20)        3.08
       Diluted
           Income (loss) from continuing operations            $     6.34  $    (4.75)  $    (1.04)  $    (0.20)  $     3.27
           Income (loss) from discontinued operations                  --          --           --           --        (0.26)
           Income (loss) before cumulative effect of change
              in accounting principle                                6.34       (4.75)       (1.04)       (0.20)        3.01
           Net income (loss)                                         6.34       (4.75)       (3.67)       (0.20)        3.01
CURRENT ASSETS AND LIABILITIES
   Current assets                                              $  2,647.1  $  2,219.5   $  2,215.5   $  1,396.1   $  1,281.6
   Current liabilities                                            1,529.5     1,168.6      1,102.1        655.1        627.9
PROPERTY, PLANT AND EQUIPMENT
   Net property, plant and equipment                           $    362.6  $    353.8   $    308.0   $    175.1   $    154.8
   Capital expenditures                                              35.5        27.1         29.2         13.5         24.2
   Depreciation                                                      51.3        55.2         35.9         22.5         23.0
TOTAL ASSETS                                                   $  4,179.1  $  3,554.2   $  3,609.8   $  2,395.1   $  2,018.6
CAPITALIZATION
   Long-term debt and notes payable (includes capital leases)  $  1,114.2  $  1,274.8   $  1,487.1   $  1,020.7   $    882.0
   Stockholders' equity                                           1,135.2       674.6        726.9        554.5        430.2
   Dividends per share of Common Stock                                 --          --           --           --           --
   Shares of Common Stock outstanding at year end                    49.4        48.6         47.4         36.4         26.8
EMPLOYEES                                                          16,800      15,050       11,975        7,363        6,150

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements for a discussion of "Acquisitions," "Accounting Changes - Business Combinations and Goodwill," "Restructuring and Other Charges," "Long-Term Obligations" and "Stockholders' Equity."

SUMMARY RESTATED FINANCIAL DATA

As noted above, the Company's financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 have been restated. The following tables present the impact of the restatements on a summary basis. For further description of the restatement adjustments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements" and Note B - "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements.

STATEMENTS OF INCOME:

                                                              FOR THE YEAR ENDED              FOR THE YEAR ENDED
                                                               DECEMBER 31, 2003               DECEMBER 31, 2002
                                                         -----------------------------   -----------------------------
                                                         AS ORIGINALLY        AS         AS ORIGINALLY        AS
                                                           REPORTED        RESTATED        REPORTED        RESTATED
                                                         -------------   -------------   -------------   -------------
     Net Sales                                           $     3,897.1   $     3,909.8   $     2,797.4   $     2,816.5
     Cost of goods sold                                  $     3,378.6   $     3,410.8   $     2,440.7   $     2,487.2
     Gross profit                                        $       518.5   $       499.0   $       356.7   $       329.3
     Selling, general and administrative expenses        $      (393.7)  $      (396.7)  $      (288.1)  $      (291.1)
     Goodwill impairment                                 $       (51.3)  $       (44.3)             --              --
     Income from operations                              $        73.5   $        58.0   $        68.6   $        38.2
     Interest expense                                    $       (99.9)  $       (99.9)  $       (92.9)  $       (92.6)
     Other income (expense) - net                        $         0.4   $         0.5   $        (4.2)  $        (6.7)
     Income (loss) before income taxes and cumulative
        effect of change in accounting principle         $       (35.3)  $       (50.7)  $       (28.2)  $       (60.8)
     Benefit from (provision for) income taxes           $         9.8   $      (175.9)  $         9.1   $        15.8
     Income (loss) before cumulative effect of change
        in accounting principle                          $       (25.5)  $      (226.6)  $       (19.1)  $       (45.0)
     Net income (loss)                                   $       (25.5)  $      (226.6)  $      (132.5)  $      (158.4)
     Per common share:
          Basic and diluted -
              Income (loss) before cumulative effect
                 of change in accounting principle       $       (0.53)  $       (4.75)  $       (0.44)  $       (1.04)
              Net income (loss)                          $       (0.53)  $       (4.75)  $       (3.07)  $       (3.67)

BALANCE SHEETS:

                                                                     AS OF                           AS OF
                                                               DECEMBER 31, 2003               DECEMBER 31, 2002
                                                         -----------------------------   -----------------------------
                                                         AS ORIGINALLY        AS         AS ORIGINALLY        AS
                                                           REPORTED        RESTATED        REPORTED        RESTATED
                                                         -------------   -------------   -------------   -------------
     Trade receivables                                   $       540.2   $       509.3   $       578.6   $       536.0
     Inventories                                         $     1,009.7   $     1,038.5   $     1,106.3   $     1,145.7
     Deferred taxes                                      $        53.9   $        78.6   $        46.9   $        46.9
     Other current assets                                $       122.7   $       125.6   $       137.1   $       134.7
     Total current assets                                $     2,194.0   $     2,219.5   $     2,221.1   $     2,215.5
     Property, plant and equipment - net                 $       370.1   $       353.8   $       309.4   $       308.0
     Goodwill                                            $       603.5   $       616.7   $       622.9   $       572.7
     Deferred taxes                                      $       238.9   $        47.0   $       153.5   $       194.9
     Other assets                                        $       317.3   $       317.2   $       318.8   $       318.7
     Total assets                                        $     3,723.8   $     3,554.2   $     3,625.7   $     3,609.8
     Trade accounts payable                              $       608.6   $       614.9   $       542.9   $       543.0
     Accrued compensation and benefits                   $        94.5   $        89.7   $        74.0   $        68.3
     Accrued warranty and product liability              $        88.5   $        89.7   $        86.0   $        86.2
     Other current liabilities                           $       281.0   $       287.5   $       329.2   $       330.6
     Total current liabilities                           $     1,159.4   $     1,168.6   $     1,106.2   $     1,102.2
     Other non-current liabilities                       $       412.9   $       436.2   $       263.2   $       293.6
     Additional paid-in capital                          $       795.1   $       813.5   $       772.7   $       790.3
     Retained earnings (accumulated deficit)             $        41.9   $      (205.2)  $        67.4   $        21.4
     Cumulative translation adjustment                   $        79.6   $       140.0   $       (25.3)  $        (4.9)
     Accumulated other comprehensive income (loss)       $        57.0   $       110.4   $       (53.6)  $       (43.9)
     Cost of shares of common stock in treasury          $       (17.8)  $       (44.6)  $       (17.8)  $       (41.4)
     Total stockholders' equity                          $       876.7   $       674.6   $       769.2   $       726.9
     Total liabilities and stockholders' equity          $     3,723.8   $     3,554.2   $     3,625.7   $     3,609.8

STATEMENTS OF INCOME:

                                                              FOR THE YEAR ENDED              FOR THE YEAR ENDED
                                                               DECEMBER 31, 2001               DECEMBER 31, 2000
                                                         -----------------------------   -----------------------------
                                                         AS ORIGINALLY        AS         AS ORIGINALLY        AS
                                                           REPORTED        RESTATED        REPORTED        RESTATED
                                                         -------------   -------------   -------------   -------------
     Net sales                                           $     1,812.5   $     1,824.3   $     2,068.7   $     2,000.1
     Cost of goods sold                                  $     1,540.1   $     1,565.5   $     1,715.0   $     1,666.9
     Gross profit                                        $       272.4   $       258.8   $       353.7   $       333.3
     Selling, general and administrative expenses        $      (168.2)  $      (171.5)  $      (155.4)  $      (151.6)
     Income from operations                              $       104.2   $        87.3   $       198.3   $       181.6
     Interest expense                                    $       (86.7)  $       (86.7)  $       (99.8)  $      (100.2)
     Other income (expense) - net                        $         3.2   $        (4.2)  $         1.9   $         0.2
     Income from continuing operations before income
        taxes                                            $        18.9   $         0.4   $       157.4   $       140.8
     Provision for income taxes                          $        (6.1)  $        (6.1)  $       (55.0)  $       (49.6)
     Income (loss) from continuing operations            $        12.8   $        (5.7)  $       102.4   $        91.2
     Net income (loss)                                   $        12.8   $        (5.7)  $        95.1   $        83.9
     Per common share:
          Basic:
              Income from continuing operations          $        0.46   $       (0.20)  $        3.77   $        3.35
              Net income                                 $        0.46   $       (0.20)  $        3.50   $        3.08
          Diluted:
              Income from continuing operations          $        0.44   $       (0.20)  $        3.67   $        3.27
              Net income                                 $        0.44   $       (0.20)  $        3.41   $        3.01

BALANCE SHEETS:

                                                                     AS OF                           AS OF
                                                               DECEMBER 31, 2001               DECEMBER 31, 2000
                                                         -----------------------------   -----------------------------
                                                         AS ORIGINALLY        AS         AS ORIGINALLY        AS
                                                           REPORTED        RESTATED        REPORTED        RESTATED
                                                         -------------   -------------   -------------   -------------
     Trade receivables                                   $       351.1   $       309.5   $       360.2   $       331.5
     Net inventories                                     $       704.8   $       755.2   $       598.1   $       665.8
     Other current assets                                $        53.0   $        57.3   $        51.7   $        51.9
     Total current assets                                $     1,383.0   $     1,396.1   $     1,242.4   $     1,281.6
     Property, plant and equipment - net                 $       173.9   $       175.1   $       153.9   $       154.8
     Goodwill                                            $       620.1   $       585.2   $       491.4   $       466.6
     Deferred taxes                                      $        75.4   $       102.5   $        21.2   $        38.9
     Other assets                                        $       134.6   $       136.2   $        74.8   $        76.7
     Total assets                                        $     2,387.0   $     2,395.1   $     1,983.7   $     2,018.6
     Trade accounts payable                              $       291.0   $       292.4   $       311.2   $       315.4
     Accrued compensation and benefits                   $        37.4   $        33.1   $        25.9   $        23.5
     Accrued warranties and product liability            $        62.7   $        68.4   $        65.2   $        69.4
     Other current liabilities                           $       201.3   $       226.6   $       152.8   $       199.1
     Total current liabilities                           $       627.1   $       655.2   $       575.6   $       627.9
     Other non-current liabilities                       $       143.8   $       164.7   $        74.6   $        78.6
     Additional paid-in capital                          $       532.4   $       536.6   $       358.9   $       360.9
     Retained earnings                                   $       199.9   $       179.8   $       187.1   $       185.5
     Cumulative translation adjustment                   $      (115.9)  $      (126.5)  $       (78.2)  $       (90.8)
     Accumulated other comprehensive income (loss)       $      (120.3)  $      (134.2)  $       (78.5)  $       (91.1)
     Cost of shares of common stock in treasury          $       (17.5)  $       (28.6)  $       (17.0)  $       (26.1)
     Total stockholders' equity                          $       595.4   $       554.5   $       451.5   $       430.2
     Total liabilities and stockholders' equity          $     2,387.0   $     2,395.1   $     1,983.7   $     2,018.6

Net cash from operating activities, investing activities and financing activities did not change during the years ended December 31, 2003, December 31, 2002, December 31, 2001 or December 31, 2000 from previously issued results. The impact of the restatement on individual line items within operating activities are reflected in the consolidated statement of cash flows.

The cumulative effect of the restatement of the Company's previously filed financial statements was to increase (reduce) retained earnings as of December 31, 2003, 2002, 2001, 2000 and 1999 by ($247.1) million (of which $200.7 million relates to the tax
valuation allowance discussed below), ($46.0) million, ($20.1) million, ($1.6) million and $9.6 million, respectively, which includes tax benefits (expense) of ($185.7) million, $6.7 million, $0.0 million, $5.4 million and $12.0 million, respectively. Total stockholders' equity as of December 31, 2003, 2002, 2001, 2000 and 1999 increased (decreased) by ($202.1) million (of which $200.7 million relates to the tax valuation allowance discussed below), ($42.3) million, ($40.9) million, ($21.3) million and $12.0 million, respectively. The issues giving rise to the restatement of the Company's previously filed financial statements, and the pre-tax adjustments resulting therefrom, are summarized below:

North American Cranes (Cranes Segment): Certain items, mainly related to disputed charges, inventory shortages, warranty and third party payables activity, were erroneously recorded to intercompany accounts that were not timely reconciled, leading to costs totaling $7.4 million in the year ended December 31, 2003, $6.9 million during the year ended December 31, 2002, $4.2 million in the year ended December 31, 2001, and $0.1 million during the year ended December 31, 2000 not being recorded as expenses. During the period from 2001 through 2003, the Company initiated a series of facility consolidations in its crane facilities in North America, which the Company believes was a contributing factor to these errors.

North American Distribution (Construction Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances which resulted in costs totaling $1.4 million in the year ended December 31, 2003, $11.6 million during the year ended December 31, 2002 and $1.2 million in the year ended December 31, 2001 not being recorded as expenses. The Company believes that the consolidation of its North American distribution for its construction products during 2002 was a contributing factor to these errors.

Light Construction (Aerial Work Platforms Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances, which resulted in errors in the recording of intercompany transactions and, as a result, costs totaling $2.1 million in the year ended December 31, 2003, $4.8 million during the year ended December 31, 2002, $1.3 million in the year ended December 31, 2001 and $0.2 million in the year ended December 31, 2000 were not recorded as expenses. The Company believes that the integration of several operations in its Light Construction business beginning in 2000 was a contributing factor to these errors.

German Mining Business (Materials Processing & Mining Segment): As part of the review and subsequent correction of an imbalance in intercompany notes, errors in the accounting for costs associated with warranty and inventory charges were identified as having been improperly offset against intercompany accounts at the Company's German mining operations. This resulted in costs of $7.4 million in the year ended December 31, 2001, and costs of $4.6 million in the year ended December 31, 2000, not being recorded as expenses.

Compact and Heavy Equipment (Construction Segment): The Company failed to reconcile the accrual for goods received not invoiced to underlying detailed records for raw material and parts inventory in connection with assessing the appropriateness of the accrued liability. As a result, costs were not recorded as expenses totaling $5.7 million in the year ended December 31, 2003, $0.4 million during the year ended December 31, 2002, $0.2 million during the year ended December 31, 2001, and $0.0 million in the year ended December 31, 2000.

Other Intercompany Imbalances and Other Items: The Company's various business units buy and sell products and services from each other in the normal course of operations. Errors were identified as a result of not reconciling intercompany activity in a timely manner between certain business units. Other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to the reconciliation of certain accruals, foreign currency adjustments, and the disposition of a foreign sales distribution business. As a result of these aggregate errors, expenses were not recorded totaling $1.9 million in the year ended December 31, 2003, $7.5 million in the year ended December 31, 2002, $3.0 million in the year ended December 31, 2001, and $0.8 million in the year ended December 31, 2000. These errors occurred mainly in the Construction and Cranes segments.

Schaeff Goodwill: On January 14, 2002, the Company completed the acquisition of Schaeff, a German manufacturer of compact construction equipment and a full range of scrap material handlers. An error in the recording of the Company's investment led to an overstatement of goodwill and the cumulative translation adjustment account within other comprehensive income within stockholders' equity in the amount of $23.5 million, beginning in 2002.

Revenue Recognition: The Company has determined that there were errors in the timing of revenue recognition with respect to three particular transactions in 2000 and 2001, two of which involved United Rentals and one of which involved a third-party financial institution because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers. The correction of these errors has resulted in an increase in revenue in the year ended December 31, 2002 of $24.0 million and in the year ended December 31, 2001 of $26.3 million, and a decrease in revenue in the year ended December 31, 2000 of $50.3 million. As a result of these adjustments, there was an increase in pre-tax income (loss) of $1.9 million in the year ended December 31, 2002, $4.2 million in the year ended December 31, 2001, and ($6.1) million in the year ended December 31, 2000.

Additionally, other errors in the timing of revenue recognition where the risks and rewards of ownership had not passed from the Company to its customers were corrected, which increased revenue in the year ended December 31, 2003 by $12.7 million, and decreased revenue in the year ended December 31, 2002 by $4.9 million, in the year ended

December 31, 2001 by $14.5 million and in the year ended December 31, 2000 by $18.3 million. As a result of these adjustments, there was an increase in pre-tax income (loss) of $2.6 million in the year ended December 31, 2003, ($1.2) million in the year ended December 31, 2002, ($2.4) million in the year ended December 31, 2001 and ($1.4) million in the year ended December 31, 2000.

Acquisition Accounting: During the Company's review of the accounting for certain of its acquisitions, errors were identified related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. These errors also resulted in an overstatement of goodwill at the time of the acquisitions. As the goodwill was subsequently impaired, such errors also resulted in an overstatement of the goodwill impairment by $7.0 million during the year ended December 31, 2003. As a result of these aggregate errors, $6.5 million of expenses were not recorded (which were offset by $7.0 million of income relating to a reduction in goodwill impairment from $51.3 million to $44.3 million) in the year ended December 31, 2003, $2.1 million in the year ended December 31, 2002, $3.0 million in the year ended December 31, 2001 and $3.4 million in the year ended December 31, 2000.

Cumulative Translation Adjustment: Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and failed to translate this goodwill in subsequent reporting periods at current exchange rates as required by SFAS No.
52. The cumulative impact of this correction has increased (decreased) the Company's goodwill and the translation adjustment account within stockholders' equity by $32.3 million as of December 31, 2003, ($0.6) million as of December 31, 2002, ($23.3) million as of December 31, 2001, ($18.6) million as of December 31, 2000 and ($5.7) million as of December 31, 1999. In addition, the reconciliation of intercompany imbalances described in the previous paragraphs affected the translation adjustment within stockholders' equity.

Retirement and Other Benefit Plans: During the Company's review of its foreign defined benefit plans in 2004, an error was identified in the application of SFAS No. 87, "Employers' Accounting for Pensions." The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. The net result of correcting this error was a reduction in other comprehensive income (net of taxes) as of December 31, 2003, 2002, 2001, 2000 and 1999 totaling $6.9 million, $10.7 million, $3.3 million, $0.0 million and $0.0 million, respectively. In addition, non-current liabilities increased as of December 31, 2003, 2002, 2001, 2000 and 1999 by $9.8 million, $15.3 million,
$4.7 million, $0.0 million and $0.0 million, respectively. The Company also determined that it was not properly accounting for its equity based compensation in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" and Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation." The net result of correcting these errors was a decrease to current liabilities as of December 31, 2003, 2002, 2001, 2000 and 1999 totaling $5.2 million, $5.2 million, $3.7 million, $1.9 million and $1.8 million, respectively, an increase to non-current liabilities as of December 31, 2003, 2002, 2001, 2000 and 1999 totaling $14.4 million, $11.2 million, $10.6 million, $9.1 million and $7.4 million, respectively, and a reduction in stockholders' equity of $9.1 million, $6.0 million, $6.9 million, $7.2 million and $5.5 million as of December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

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

As a result of the pre-tax income restatement adjustments discussed above, a reassessment was performed as to the likely realization of the Company's U.S. deferred tax assets at each reporting date. The reassessment of the realizability of the Company's deferred tax assets resulted in a valuation allowance being recorded at December 31, 2003 in the restated financial statements. This increased the Company's deferred tax valuation allowance and corresponding tax expense in 2003 by $200.7 million. Based on the profitability of the Company in 2004 and significant, profitable backlog generated in early 2005, the valuation allowance was reversed in the quarter ended December 31, 2004.

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

As a result of the issues identified during the Company's review which resulted in the need to restate previously issued financial statements, the Company has implemented changes to its internal control over financial reporting, and has also launched further improvement initiatives in its financial reporting system. See Item 9A - "Control and Procedures" of this Form 10-K for further information on the Company's actions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the years ended December 31, 2002 and 2003 in this Annual Report on Form 10-K. This Annual Report on Form 10-K also includes restated selected financial data for the years ended December 31, 2000 and 2001. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements. The Company believes that its rapid growth through acquisition, complex transactions and facility closures and reorganizations during the periods in question, and their impacts on such issues as staffing, training, oversight and systems, were factors that contributed to the errors.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. The valuation allowance was subsequently reversed in the quarter ended December 31, 2004, thereby increasing net income in that quarter. The reversal was based upon improving operating results during 2004 and significant, profitable backlog generated in early 2005. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Annual Report on Form 10-K.

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

As a result of the Company's internal review, it identified several errors that required a restatement of certain of the Company's financial statements, as described in more detail below and in Item 6 - "Selected Financial Data" and Note B - "Restatement of Consolidated Financial Statements" in the Notes to Consolidated Financial Statements. Accordingly, on January 12, 2005, the Company's management and the Audit Committee concluded that the financial statements for the years ended December 31, 2001, 2002 and 2003 would require restatement and should no longer be relied upon. In addition, on March 3, 2005, the Company's management and the Audit Committee concluded that the financial statements for the year ended December 31, 2000 would require restatement and should no longer be relied upon and on September 8, 2005, the Company's management and the Audit Committee concluded that the financial statements for the quarters ended March 31, 2004 and June 30, 2004 would require restatement to reflect an increase in net income and should no longer be relied upon. The Company's management has since completed its review and completed the restatement of its financial statements for the years ended December 31, 2000, 2001, 2002 and 2003 and the quarters ended March 31, 2004 and June 30, 2004.

The issues giving rise to the restatement of the Company's previously filed financial statements included:

         o Errors were made in the corporate quarterly and annual consolidation of intercompany accounts as a result of failures to properly resolve imbalances received from the Company's various business units.
         o As a result of the declining demand for mobile cranes in North America, the Company initiated a series of facility consolidations with the goal of reducing the overall cost of production in North America. During the transition, as well as during other periods, there was a failure to properly record certain items related to disputed charges, inventory shortages, warranty and third party payables activity.
         o During 2002, the Company consolidated North American distribution for its articulated and rigid trucks, loader backhoes, Schaeff mini excavators and Fuchs scrap handling equipment into its Southaven, Mississippi distribution facility. The increased level of activity and complexity contributed to errors in the timely and accurate reconciliation of certain intercompany imbalances, resulting in costs not being recorded.
         o Beginning in 2000, the Company began the integration of several operations in its Light Construction business. During the second half of 2002, the Company initiated facility consolidations in its Light Construction business. During the transition and related turnover of employees, as well as at other times, there was a failure to complete intercompany reconciliations in a timely manner, which led to errors in the accounting for, and recording of, costs.
         o As part of the review and subsequent correction of an imbalance in intercompany notes, errors in the accounting for costs associated with warranty and inventory charges were identified as having been improperly offset against intercompany amounts at the Company's German mining operations.
         o Errors were made in the timely reconciliation of transactions between the Company's various business units, which buy and sell products and services from each other in the normal course of their operations. In addition, other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to the timely reconciliation of certain accruals (including in the compact and heavy equipment businesses in the Company's Construction segment), foreign currency adjustments, and the disposition of a foreign sales distribution business. These errors occurred mainly in the Construction and Cranes segments.
         o In connection with the January 14, 2002 acquisition by the Company of the Schaeff Group of Companies, a German manufacturer of compact construction equipment and a full range of scrap material handlers, an error was made in the recording of the Company's investment, which led to an overstatement of goodwill and stockholders' equity.
         o Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of SFAS No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and the Company has consistently applied this accounting treatment. The Company has now determined that it should have translated goodwill each period to reflect changes in the foreign currency exchange rate.
         o Management has also identified an error with respect to the Company's foreign defined benefit plans. The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. Management also determined that it was not properly accounting for its equity based compensation. The Company did not record the Company's common stock held in a rabbi trust (at cost) as treasury stock within stockholders' equity and a corresponding liability within non-current liabilities. In addition, the Company should have reclassified the non-current liability established through December 31, 2003 to additional paid-in capital within stockholders' equity and reclassified other equity based compensation from current liabilities to additional paid-in capital within stockholders' equity.
         o Management has determined that adjustments to the timing of revenue recognition of certain arrangements are required, including in three particular transactions in 2000 and 2001, two involving United Rentals and one with a third-party financial institution, because the risks and rewards of ownership in the equipment involved in such transactions had not passed from the Company to its customers.
         o Errors were identified in the accounting for goodwill in certain acquisitions related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. As a result of giving effect to this restatement adjustment, the Company reduced its 2003 goodwill impairment.
         o As a result of giving effect to the restatement adjustments, the Company was required to reassess the restated deferred tax assets as to their need for a deferred tax asset valuation allowance in light of the objective evidence available prior to the original issuance date of those financial statements. The Company concluded that there was a need for a deferred tax asset valuation allowance in the restated financials at December 31, 2003 and a reversal of that valuation allowance at December 31, 2004 based upon the favorable changes in the objective evidence available prior to the issuance of the December 31, 2004 financial statements.
         o Errors were identified by the Company in its accounting for income taxes related to goodwill and tax contingencies.

As a result of these issues identified during the Company's review which resulted in the need to restate previously issued financial statements, the Company has implemented changes to its internal control over financial reporting, and has also launched further improvement initiatives in its financial reporting system. See Part II, Item 9A, "Controls and Procedures," of this Annual Report on Form 10-K for further information on the Company's actions.

All amounts presented below have been adjusted to reflect the restatement.

RESULTS OF OPERATIONS

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; and (iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. On July 1, 2003, the Company announced an agreement in principle to sell its worldwide electric drive mining truck business, and ceased reporting Terex Mining as a separate financial reporting segment. On December 10, 2003, Terex terminated the negotiation for the sale of the electric drive mining truck business, and has reinstated reporting of the Terex Mining segment. On July 1, 2004, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain operational efficiencies. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other. All prior periods have been restated to reflect results based on these five business segments. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex is migrating historic brand names for many of its products to the Terex brand, including in some cases using the historic brand name in conjunction with the Terex brand name for a transitional period of time. The Company plans to continue the use of the Genie, Powerscreen and Bid-Well brand names as well.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift. The Company acquired Schaeff, including Fuchs, on January 14, 2002. The results of Schaeff are included in the Terex Construction segment since its date of acquisition.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM. The Company acquired Demag and its affiliates on August 30, 2002. The results of Demag are included in the Terex Cranes segment since its date of acquisition.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, light towers, concrete finishing equipment, power buggies, generators, arrow boards, construction trailers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

The Terex Materials Processing & Mining segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Currently, Terex Materials Processing & Mining products are marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. The Company acquired Terex Mexico and its affiliates on September 7, 2004 and certain assets and liabilities of Reedrill and its affiliates on December 31, 2004. The results of Terex Mexico and Reedrill are included in the Terex Materials Processing & Mining segment since their respective dates of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names:
Advance, American Truck Company, ATC, Bid-Well, Cedarapids, Cedarapids/Standard Havens, CMI Johnson-Ross, CMI Terex, CMI-Cifali, Hi-Ranger, Tatra and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of INECO, another distributor of utility products. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals name. The Company, through TFS, also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. The Company acquired Pacific Utility on January 15, 2002, Telelect Southeast on March 26, 2002 and certain assets and liabilities of Terex Advance Mixer on April 11, 2002. On February 14, 2003, the Company acquired Commercial Body and Combatel. On August 28, 2003 the Company acquired an additional 51% of the outstanding shares of Tatra and acquired a controlling interest in ATC. On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Pacific Utility, Telelect Southeast, Terex Advance Mixer, Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

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

The Company acquired Halco on January 24, 2006, for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, United Kingdom, with operations in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

OVERVIEW

The Company is a diversified global manufacturer of capital equipment serving the construction, infrastructure, and surface mining markets. The Company has grown extensively through acquisition over the past five years. Terex's strategy is to, over time, integrate all of its products under the Terex brand name and concentrate on streamlining the Company's processes and interfaces with the customer, including sales, marketing, and accounting functions. Typically, the Company's selling proposition versus the competition is that the Company's equipment delivers equal or better returns on the customers' equipment investment versus Terex's competitors.

In 2004, the Company experienced strong sales growth over the prior year, but operational challenges, such as rising steel costs, component availability and currency movement (particularly weakness of the U.S. dollar relative to the Euro and British Pound Sterling), weighed on the Company's profit performance. With regard to sales, a large factor in the Company's performance was the significantly improving economic conditions of many of its end-markets and customers. For example, the mining industry experienced increased demand reflecting the higher commodity price environment that continued to materialize throughout the year. Additionally, many global economies appeared to be emerging from years of reduced economic activity. However, tight end-markets still persist in a number of the Company's end-markets, particularly in the North American Crane, Roadbuilding, Utility Product and Heavy Construction businesses.

The Company anticipates a continued mix of end market conditions in 2005, with certain products continuing to participate in a strong recovery while others expecting continued sluggish markets. For example, the Company expects opportunities for continued growth in the Compact Construction, Aerial Work Platforms and Materials Processing & Mining businesses, continuing to build on the economic recovery that took shape in 2004. However, the Roadbuilding business, and other products manufactured by the Company related to infrastructure improvement, have lagged the recovery somewhat, as these products rely heavily on U.S. federal and municipal funding for their revenue base. This funding has been reduced and/or delayed substantially by the lack of a new long-term highway spending bill at the federal level. The Company anticipates that the funding bill passed in 2005 will pave the way for end-market improvements in 2006. Additionally, North American Cranes performance remains weak, reflecting weakness in the Company's customer base. As there are indications of improvement in non-residential construction figures, the Company anticipates that the Cranes segment will begin to show improved end-market demand in the second half of 2005 and substantially better performance in 2006.

During 2005, the Company will emphasize margin improvement initiatives, as well as continue to focus on cash generation and debt reduction. The Company recently announced the Terex Business System initiative, building on the Terex Improvement Process, aimed at improving the Company's internal processes and benefiting the Company's customers, investors and employees. The Terex Business System is based on lean principles and lean thinking as applied to every aspect of business. Additionally, the system focuses on streamlining the Company's interface with its customers, and gaining efficiencies with suppliers based on the Company's global purchasing power and resources. The Company has established Terex learning centers with the purpose of teaching these principles to key personnel throughout the Company. This is a longer term project, but one that will be the cornerstone of the Company's activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is ROIC, and Terex has established the goal of delivering an average of 20% or greater returns on invested capital through an economic cycle.

RESTRUCTURING

The Company has initiated numerous restructuring programs since 2000. These programs were initiated in response to a slowing economy, to reduce duplicative operating facilities, including those arising from the Company's acquisitions, and to respond to specific market conditions. Restructuring programs were initiated within the Company's Terex Construction, Terex Cranes, Terex Materials Processing & Mining and Terex Roadbuilding, Utility Products and Other segments. The Company's programs have been designed to minimize the impact of any program on future operating results and the Company's liquidity. To date, these restructuring programs have not negatively impacted operating results or the Company's liquidity. These initiatives are intended to generate a reduction in ongoing labor and factory overhead expense as well as to reduce overall material costs by leveraging the purchasing power of the consolidated facilities. See Note G - "Restructuring and Other Charges" in the Company's Consolidated Financial Statements for a detailed description of the Company's restructuring programs, including the reasons, timing and costs associated with each such program.

2004 COMPARED WITH 2003

TEREX CONSOLIDATED

                                                                     2003
                                            2004                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $  5,019.8               $  3,909.8                      28.4%
         Gross profit              $    703.1        14.0%  $    499.0         12.8%        40.9%
         SG&A                      $    488.5         9.7%  $    396.7         10.1%        23.1%
         Goodwill impairment       $       --          --   $     44.3          1.1%      (100.0)%
         Income from operations    $    214.6         4.3%  $     58.0          1.5%       270.0%

During 2004, the Company continued to focus on external growth and on internal process improvement actions. Increasing demand for the Company's products from general economic recovery in several end markets, as well as increasing penetration in new and existing markets, contributed to strong sales growth. Growth in income from operations from the increased sales volume was dampened by cost pressures experienced on many purchased commodities and components, mainly steel. The Company also generated approximately $165 million of cash from operations and reduced its net debt (defined as total debt less cash) by $114.1 million during 2004.

Net sales for 2004 were $5,019.8 million, an increase of $1,110.0 million when compared to 2003. The growth was driven primarily by strength in the Aerial Work Platforms, Construction and Materials Processing & Mining segments. These product areas all experienced sharp end market recoveries during 2004. Additionally, revenues were positively impacted by currency translation. Approximately 59% of the Company's sales in 2004 were made by businesses that operate primarily in currencies other than the U.S. dollar. During 2004, the value of the U.S. dollar declined relative to many of these foreign currencies, and as a result, when these sales denominated in foreign currencies were translated into U.S. dollars, there was an increase in net sales of approximately $238 million when compared to 2003 due solely to the variation of the exchange rates.

Total gross profit for 2004 was $703.1 million, an increase of $204.1 million when compared to 2003. However, gross margin did not reflect the full benefit of the net sales growth, as commodity and purchased component cost increases substantially offset the Company's operating efficiencies gained through fixed cost absorption.

During 2004, the Company incurred approximately $10 million of restructuring and other costs, a decrease of approximately $73 million over the prior year (excluding a $44.3 million goodwill impairment charge taken in 2003), primarily related to costs incurred in the Terex Cranes, Terex Construction and Terex Materials Processing & Mining segments to complete projects initiated in 2002 and 2003, as well as costs to complete the exit of product lines and consolidate manufacturing facilities at the Company's Germany and UK locations.

Total selling, general and administrative costs ("SG&A") in 2004 increased by $91.8 million when compared to 2003. The impact of a weaker dollar relative to the British Pound and Euro accounted for the majority of the increase in SG&A in 2004 when compared to 2003. The full year effect of the 2003 acquisitions of Tatra and ATC increased SG&A by approximately $17.3 million in 2004.

Income from operations in 2004 increased to $214.6 million, an increase of $156.6 million over 2003 levels, due mainly to increased volume. Income from operations in 2003 also included a $44.3 million impairment charge for goodwill.

TEREX CONSTRUCTION

                                                                     2003
                                            2004                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $  1,773.0          --   $  1,350.4           --         31.3%
         Gross profit              $    211.4        11.9%  $    162.5         12.0%        30.1%
         SG&A                      $    154.7         8.7%  $    119.6          8.9%        29.3%
         Income from operations    $     56.7         3.2%  $     42.9          3.2%        32.2%

Net sales in the Terex Construction segment increased by $422.6 million for 2004 when compared to 2003 and totaled $1,773 million. Approximately 28% of the increase in sales over 2003 was due to the translation effect from a weaker U.S. dollar relative to the British Pound and Euro. Excluding the impact of foreign exchange translation, sales increased mainly in the compact construction equipment product category, the scrap handler business and the Powerscreen mobile crushing and screening product category when compared to 2003. Specifically, the compact construction equipment businesses have benefited from the early stages of a North American recovery and stronger end markets in certain European countries, mainly the United Kingdom. Scrap handling machines, sold primarily to metal scrap yards, have shown a sharp increase in demand mainly due to the higher market prices for steel, leading customers to increase their production capacity in order to benefit from these higher market prices. The Company continues to focus on increasing sales in North America by expanding its presence in the compact equipment market and by using Genie sales leadership to penetrate the North American rental markets.

Gross profit in the Terex Construction segment increased by $48.9 million in 2004 when compared to 2003 and totaled $211.4 million. Gross margin has been unfavorably impacted by the continued weakening of the U.S. dollar relative to the Euro and British Pound in 2004 and remained basically flat at 11.9% in 2004 as compared to 12.0% in 2003. Gross margin improved significantly in the compact construction product area in 2004, however, as sales expansion in both Europe and North America overcame pressures from raw material costs and a weaker U.S. dollar relative to the European currencies. Additionally, gross profit relative to 2003 increased as a result of improved sales of Fuchs products in the United States, benefiting from the increased demand of the scrap metal and recycling business. Overall gross profit was negatively impacted by the impact of the weak
U. S. dollar on products exported from Europe into the United States.

SG&A costs totaled $154.7 million in 2004, an increase of 29.3% when compared to 2003. The increase in SG&A costs was due primarily to the impact of a weaker U.S. dollar on SG&A costs reported in Euro and British Pounds and an increase in costs associated with investments made in sales and marketing activities. In 2004, the Terex Construction segment incurred $0.2 million of restructuring and other charges as compared to $1.3 million of such charges in 2003.

Income from operations in 2004 rose to $56.7 million or 3.2% of sales when compared to income from operations of $42.9 million or 3.2% of sales in 2003.

TEREX CRANES

                                                                     2003
                                            2004                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $  1,076.8               $  1,029.0                       4.6%
         Gross profit              $    131.9        12.2%  $     96.7          9.4%        36.4%
         SG&A                      $     96.6         9.0%  $     86.8          8.4%        11.3%
         Income from operations    $     35.3         3.3%  $      9.9          1.0%       256.6%

Net sales for the Terex Cranes segment in 2004 increased by $47.8 million and totaled $1,076.8 million when compared to $1,029.0 million in 2003. The increase was mainly due to a strong tower crane business, as well as good performance in the Company's stacker product line. Sales in the Company's tower cranes business increased by approximately 43% relative to 2003, reflecting increased global activity for these cranes, especially in Asia where the demand had been weak for many years. Sales of cranes and boom trucks in the United States remained flat relative to 2003, a result of the continued weak demand for cranes in North America in the construction, infrastructure improvement and crane rental markets. The Company continues to focus on expanding sales by expanding its market share and distribution throughout Europe and Asia. In North America, the Company continues to focus on maintaining market share and positioning itself for an anticipated market recovery in late 2005 or 2006.

Gross profit in 2004 increased by $35.2 million relative to 2003 and totaled $131.9 million. Gross profit earned in 2004 increased relative to 2003 primarily due to the improved performance of the tower crane business, as well as general strength in international markets. These gains were partially offset by continued pricing and cost pressure in the North American crane business. This low level of margin performance was a result of continued weak demand for cranes and boom trucks in the United States and the resulting impact on selling margins and factory productivity.

Restructuring and other non-recurring items totaled a gain of $1.5 million in 2004. These were primarily related to the completion of the restructuring program at the Peiner tower crane facility in Trier, Germany and the completion of the restructuring program at the Cork, Ireland aerials facility. Restructuring and other costs totaled $14.6 million in 2003. These costs related primarily to the closure of the Peiner facility and rationalization of products offered under the Peiner name, costs associated with the closure of the boom truck facility in Olathe, Kansas and inventory value adjustments related to discontinuance of products offered under the PPM brand that duplicated products added through the acquisition of Demag.

SG&A costs in 2004 totaled $96.6 million, an increase of 11.3% over the same period in 2003. Total currency impact on the Cranes group SG&A accounted for approximately $7 million of the total $9.8 million increase.

Income from operations for the twelve months ended December 31, 2004 totaled $35.3 million compared to $9.9 million for the same period in 2003.

TEREX AERIAL WORK PLATFORMS

                                                                     2003
                                            2004                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $    915.0               $    643.0                      42.3%
         Gross profit              $    180.8        19.8%  $    135.4         21.1%        33.5%
         SG&A                      $     75.1         8.2%  $     67.7         10.5%        10.9%
         Income from operations    $    105.7        11.6%  $     67.7         10.5%        56.1%

Net sales for the Terex Aerial Work Platforms segment in 2004 totaled $915.0 million, an increase of $272.0 million when compared to 2003. The increase was a result of stronger demand from the rental channel in the United States and, to a lesser extent, the rental channels in Europe, Australia and Asia. Rental market demand increased relative to 2003, primarily as customers continued to replace aging equipment; however, customer fleet expansion activity also began to impact sales. Notably, net sales of the segment's material handler business increased by approximately 107% when compared to 2003, largely due to marketing the product as part of the overall Genie offering to these same rental distribution channels.

Gross profit for the Terex Aerial Work Platforms segment for 2004 totaled $180.8 million, an increase of $45.4 million when compared to 2003. Segment gross margins were lower in 2004 than in the prior year as the benefit of increased sales was more than offset by higher steel costs, especially during the last two quarters of 2004. However, gross margin realized by the U.S. telehandler business did improve relative to 2003, benefiting from improved factory productivity and additional sales leverage through the Genie distribution system.

Total SG&A costs for 2004 totaled $75.1 million, an increase of $7.4 million from 2003, although SG&A costs as a percentage of sales decreased in 2004 when compared to 2003. The aggregate increase was due primarily to higher compensation and related costs, as well as increased sales and marketing activities accompanying the higher sales levels.

Income from operations for the Terex Aerial Work Platforms segment for 2004 was $105.7 million, an increase of $38.0 million from 2003, with a better operating margin of 11.6% experienced in 2004 versus 10.5% in 2003. The aggregate increase was due primarily to the significantly higher sales volumes, partially offset by cost increases from many suppliers, particularly steel.

TEREX MATERIALS PROCESSING & MINING

                                                                     2003
                                            2004                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $    541.4               $    397.8                      36.1%
         Gross profit              $     87.1        16.1%  $     52.2         13.1%        66.9%
         SG&A                      $     56.3        10.4%  $     47.3         11.9%        19.0%
         Goodwill impairment       $       --          --   $     23.2          5.8%      (100.0)%
         Income (loss) from
          operations               $     30.8         5.7%  $    (18.3)        (4.6%)     (268.3)%

Net sales in the Terex Materials Processing & Mining segment increased by $143.6 million to $541.4 million in 2004 compared to $397.8 million in 2003. This 36.1% growth in net sales reflects a robust demand for surface mining equipment in reaction to substantially higher metal and commodity prices versus a year ago. Additionally, a distribution agreement entered into with Caterpillar for the Company's hydraulic mining shovels has begun to positively impact the business. Parts sales were also positively impacted as more equipment was in use at mine sites. Mining equipment usage drives a strong parts business, as up to 50% of this segment's net sales are derived from parts and service revenue. Demand for the Terex Materials Processing & Mining segment's products is dependent on expectations within the mining industry of future commodity prices, including those for coal and iron ore.

Gross profit increased by $34.9 million relative to 2003 and totaled $87.1 million. Gross profit in 2004 benefited from increased order activity of higher margin parts and hydraulic mining shovels, as well as improved manufacturing efficiencies. In addition, there were no restructuring charges in 2004, while there were $14.2 million of restructuring and other charges in 2003.

SG&A expense increased by $9.0 million in 2004 relative to 2003, to a total of $56.3 million. This increase is primarily attributed to the weakening of the U.S. Dollar relative to the Euro, South African Rand and the Australian Dollar and the increase in sales costs resulting from the significant increase in sales volume.

During the second quarter of 2003, the Company recognized a goodwill impairment charge with respect to its Roadbuilding reporting unit, as described in more detail below under "Terex Roadbuilding, Utility Products and Other." At that time, the Materials Processing business was included in the Roadbuilding reporting unit. Of the overall goodwill impairment of $44.3 million, $23.2 million related to the Materials Processing business. As a result of the realignment of the Company's segments during the quarter ended September 30, 2004, the Materials Processing business is now consolidated in the Terex Materials Processing & Mining segment, and, as a result, this $23.2 million portion of the goodwill impairment charge is now included in this segment's results.

Income from operations for the Terex Materials Processing & Mining segment was $30.8 million in 2004 or 5.7% of sales, an increase of $49.1 million from an operating loss of $18.3 million in 2003. This improvement in operating income is a result of a substantially better equipment demand environment as a result of the higher commodity prices, the elimination of the one-time impact of a goodwill write-down in 2003, and foreign currency fluctuations.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                                                                     2003
                                            2004                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $    801.7               $    547.2                      46.5%
         Gross profit              $     88.4        11.0%  $     52.6          9.6%        68.1%
         SG&A                      $     87.5        10.9%  $     59.3         10.8%        47.6%
         Goodwill impairment       $       --          --   $     21.1          3.9%      (100.0)%
         Income (loss) from
          operations               $      0.9         0.1%  $    (27.8)        (5.1%)     (103.2)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for 2004 were $801.7 million, an increase of $254.5 million when compared to 2003. The acquisitions of Tatra and ATC in August 2003 increased sales relative to 2003 by approximately $170 million. Sales of roadbuilding products in 2004 increased modestly, but remained at a relatively low level reflecting the continued reduced activity in infrastructure projects. The U.S. federal government has yet to approve a new long-term infrastructure spending bill, which is expected to result in the design and release of large infrastructure improvement projects. This decline was partially offset by rental revenues generated by Terex's rental business in the United States. The Utility business experienced modest growth in 2004 compared to 2003.

Gross profit for 2004 totaled $88.4 million, an increase of $35.8 million when compared to 2003. It should be noted that 2003 was impacted by restructuring and other charges totaling $16.6 million, or 3.0% of sales, which related primarily to inventory reductions to reflect a decrease in forecasted demand and to exit certain economically unviable niche product lines. Gross profit for 2004 also benefited from the inclusion of Tatra and ATC for a full fiscal year. These gains were offset by lower margins realized in the Roadbuilding and Utility businesses in 2004 when compared to 2003.

SG&A costs for the Terex Roadbuilding, Utility Products and Other segment for 2004 totaled $87.5 million, an increase of $28.2 million when compared to 2003. Restructuring and other charges in 2003 totaled $0.6 million, primarily as a result of the product line exits described above. Again, the inclusion of Tatra and ATC for a full fiscal year in 2004 increased SG&A costs versus 2003.

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

Based on the revised fair value of the reporting unit, a goodwill impairment of $44.3 million was recognized during the second quarter of 2003. Of the overall goodwill impairment, $21.1 million related to the Roadbuilding business and is included in the Terex Roadbuilding, Utility Products and Other segment, while $23.2 million related to the Materials Processing business and is now included in the Terex Materials Processing & Mining segment.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for 2004 improved to $0.9 million compared to a loss of $27.8 million for 2003. The aforementioned goodwill impairment reduced operating profit in 2003 by $21.1 million, substantially all of the favorable comparison when compared to 2004.

NET INTEREST EXPENSE

Net interest expense for 2004 totaled $87.0 million, a decrease of $5.8 million when compared to $92.8 million in 2003. This decrease is primarily due to a reduction in debt balances as the Company continued to reduce outstanding obligations, partially offset by a reduction in the benefits recognized related to interest rate hedges.

OTHER INCOME (EXPENSE) - NET

Other income (expense), including loss on retirement of debt, for 2004 was income of $19.8 million compared to an expense of $15.9 million for 2003. This change was primarily the result of the inclusion in 2004 of the income from the sale of certain facilities recognized in the second quarter of 2004, namely, the former Fermec facility in Manchester, England, the former aerial platform facility in Cork, Ireland, the former tower crane facility in Trier, Germany and the former boom truck facility in Olathe, Kansas, along with the impact in the second quarter of 2004 of a favorable settlement reached related to the acquisition of the O&K business.

LOSS ON RETIREMENT OF DEBT

The Company initiated three debt reductions during 2004. On June 30, 2004, the Company prepaid $75.0 million aggregate principal amount of term debt under its bank credit facility. In connection with this prepayment, the Company recorded a related non-cash charge of $1.5 million. On July 21, 2004, the Company prepaid $50.0 million aggregate principal amount of term debt under its bank credit facility. In connection with this prepayment, the Company recorded a related non-cash charge of $1.0 million. On December 29, 2004, the Company prepaid $22.0 million aggregate principal amount of term debt under its bank credit facility. In connection with this prepayment, the Company recorded a related non-cash charge of $0.4 million. The non-cash charges in 2004 related to the write-off of unamortized debt acquisition costs.

The Company initiated two debt reductions during 2003. On June 30, 2003, the Company redeemed $50.0 million aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). In connection with this redemption the Company recognized a loss of $1.9 million. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write-off of unamortized original issuance discount ($1.6 million) and the write-off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to fair value interest rate swaps previously closed on this debt ($2.1 million). On November 25, 2003, the Company sold and issued $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the "7-3/8% Notes"). The net proceeds from the issuance of the 7-3/8% Notes, together with cash on hand of approximately $119 million, were used to retire the remaining $200 million aggregate principal amount of the 8-7/8% Notes and prepay approximately $200 million of the Company's existing bank term loans. In connection with these retirements of debt, the Company recognized a loss of $9.0 million. The loss was comprised of the payment of an early redemption premium ($11.1 million), the write-off of unamortized debt acquisition costs ($3.4 million) and original issue discount ($1.7 million), which were partially offset by gains related to fair value interest rate swaps ($7.2 million).

INCOME TAXES

During 2004, the Company recognized an income tax benefit of $176.7 million on income before income taxes of $147.4 million, an effective rate of (119.9%), as compared to an income tax expense of $175.9 million on a loss before income taxes of $50.7 million, an effective rate of (346.9%), in the prior year. The 2004 effective tax rate is lower than statutory rates and higher than the prior year due mainly to: (1) the release of the valuation allowance on the U.S. deferred tax assets that was established in 2003, due to improved performance in several U.S. businesses indicating that it was more likely than not that the assets would be realized; (2) the release of the valuation allowance in the Fermec business due to its strong financial performance indicating that it was more likely than not that the Company would realize the benefits of certain deferred tax assets; (3) the successful resolution of a tax audit covering multiple reporting periods; (4) the favorable determination on interest deductibility in a jurisdictional review; and (5) the favorable resolution of certain state tax reviews. The 2003 effective tax rate includes the establishment of a valuation allowance on the U.S. deferred tax assets, as it was determined, based on available evidence, that more likely than not the U.S. earnings would be insufficient to realize the assets, a goodwill impairment charge recorded during the second quarter of 2003 that is partially non-deductible for income tax purposes and the benefit from the release of valuation allowances due to the profitability of the Company's German operations indicating that it was more likely than not that the Company would realize the benefit of certain tax assets. Excluding the impact of the establishment of the valuation allowance on the U.S. deferred tax assets in 2003 of $200.7 million and subsequent reversal in 2004, the effective tax rates for the periods would have been 48.9% in 2003 and 16.3% in 2004.

2003 COMPARED WITH 2002

TEREX CONSOLIDATED

                                                                     2002
                                            2003                   RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $  3,909.8               $  2,816.5                      38.8%
         Gross profit              $    499.0        12.8%  $    329.3         11.7%        51.5%
         SG&A                      $    396.7        10.1%  $    291.1         10.3%        36.3%
         Goodwill impairment       $     44.3         1.1%  $       --           --           --
         Income from operations    $     58.0         1.5%  $     38.2          1.4%        51.8%

During 2003, the Company successfully completed the integration of both the Demag and Genie acquisitions and successfully completed many of the restructuring programs launched in 2002 to reduce production costs and rationalize product offerings. The Company also generated approximately $381 million of cash from operations and reduced its net debt (defined as total debt less cash) by $314.9 million during 2003. In addition, the Company acquired a majority interest in Tatra, ATC, Commercial Body and Combatel, and launched TFS to offer financial solutions to its customers in the United States and Europe.

Net sales for 2003 were $3,909.8 million, an increase of $1,093.3 million when compared to 2002. The acquisitions of Demag, Genie, Commercial Body, Combatel, Tatra, ATC and Terex Advance Mixer increased sales in 2003 by a total of $1,024.2 million. Approximately 61% of the Company's sales in 2003 were made by businesses that operate primarily in currencies other than the U.S. dollar. During 2003, the value of the U.S. dollar declined relative to many of these foreign currencies. As a result, when these sales denominated in foreign currencies were translated into U.S. dollars, there was an increase in net sales of $222 million when compared to 2002 due to the variation of the exchange rates.

Total gross profit for 2003 was $499.0 million, an increase of $169.7 million when compared to 2002. Gross profit increased by approximately $165 million as a result of the Genie, Demag, Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer acquisitions. Gross profit increases in the Mining business were offset by lower margins earned during 2003 in the North American cranes business as well as in the Utility and Roadbuilding businesses.

During 2003, the Company incurred approximately $83 million of restructuring and other costs (excluding a $44.3 million goodwill impairment charge), an increase of $7 million over the prior year, primarily related to:

         o Efforts associated with restructuring the Roadbuilding business to operate profitably in light of the continuing weakness in demand for its products;
         o Costs incurred in the Cranes segment to complete projects initiated in 2002; and
         o Costs to complete the exit of product lines and consolidate manufacturing facilities in the Construction group.

During 2002, the Company incurred approximately $76 million of restructuring and other costs, primarily as a result of:

         o Eliminating duplicate production capacity, distribution and products created by the acquisition of Genie and Demag;
         o        Costs incurred with rightsizing the Roadbuilding business;
         o Facility consolidations in the Construction and Mining businesses;
         o        Costs related to the extinguishment of debt; and
         o        Costs related to the Company's deferred compensation plan.

During the second quarter of 2003, the Company recorded a charge of $21.1 million for the impairment of goodwill in the Roadbuilding unit of the Terex Roadbuilding, Utility Products and Other segment and $23.2 million in the Materials Processing unit within the Terex Materials Processing & Mining segment.

Total selling, general and administrative costs ("SG&A") increased by $105.6 million when compared to the same period in 2002. The acquisitions of Demag, Genie, Commercial Body, Combatel, Terex Advance Mixer, Tatra and ATC increased SG&A by approximately $84 million when compared to 2002. The impact of a weaker dollar relative to the British Pound and Euro accounted for the majority of the remaining increase in SG&A in 2003 when compared to 2002.

Income from operations increased by $19.8 million to $58.0 million in 2003. The increase in restructuring costs and the impairment of goodwill partially offset the improvement from volume and acquisition integration benefit.

TEREX CONSTRUCTION

                                            2003                     2002
                                          RESTATED                 RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $  1,350.4               $  1,186.0                      13.9%
         Gross profit              $    162.5        12.0%  $    150.8         12.7%         7.8%
         SG&A                      $    119.6         8.9%  $    107.7          9.1%        11.0%
         Income from operations    $     42.9         3.2%  $     43.1          3.6%        (0.5)%

Net sales in the Terex Construction segment increased by $164.4 million for 2003 when compared to 2002 and totaled $1,350.4 million. Approximately 73% of the increase in sales over 2002 was due to the translation effect from a weaker U.S. dollar relative to the British Pound and Euro. Excluding the impact of foreign exchange translation, sales increased in the heavy construction equipment product category as well as in the Powerscreen mobile crushing and screening product category when compared to 2002. In the heavy construction equipment product category, sales increased relative to 2002 as a result of better performance across all products in the United States as well as improved sales of articulated trucks and Atlas and Fuchs products in Europe. These gains were partially offset by lower sales relative to 2002 of compact construction equipment. The Company continued to focus on increasing sales in North America by expanding its presence in the compact equipment market and by using Genie sales leadership to penetrate the North American rental markets.

Gross profit in the Terex Construction segment increased by $11.7 million in 2003 when compared to 2002 and totaled $162.5 million. Restructuring and other charges decreased by $5.3 million for 2003 when compared to 2002 and totaled $6.6 million. Included in gross profit for 2003 are charges related to the closure of the Company's pressure vessel container business, consolidation of its Powerscreen facilities and period costs related to the consolidation of its compact construction equipment and loader backhoe facilities in the United Kingdom. Gross profit as a percentage of sales was unfavorably impacted by the continued weakening of the U.S. dollar relative to the Euro and British Pound in 2003.

Gross profit as a percentage of sales fell to 12.0% in 2003 as compared to 12.7% in 2002. Restructuring and other costs fell to 0.5% of sales for 2003 when compared to 1.0% for 2002, as the Company completed the majority of its facility consolidations launched in 2002. Gross profit as a percentage of sales improved in the Atlas business in 2003, as sales expanded in Europe and the business realized improved selling margins relative to 2002 levels. Gross profit relative to 2002 increased as a result of improved sales of Fuchs products in the United States and from improved selling margins realized in Spain. Overall gross profit was negatively impacted by the impact of the weak U. S. dollar on products exported from Europe into the United States.

SG&A costs increased by 11.0% in 2003 when compared to 2002 and totaled $119.6 million. The increase in SG&A costs was due primarily to the impact of a weaker U.S. dollar on SG&A costs reported in Euro and British Pounds and an increase in bad debt charges. These costs, while relatively unchanged when expressed in Euro and British Pounds, increased when translated to U.S. dollars. Lower restructuring costs offset the unfavorable impact of a weaker U.S. dollar relative to these currencies and other charges incurred in 2003 relative to 2002. In 2003, the Terex Construction segment incurred $1.3 million of restructuring and other charges as compared to $4.2 million in 2002.

Income from operations in 2003 decreased to $42.9 million, or 3.2% of sales, when compared to operating profit of $43.1 million or 3.6% of sales in 2002.

TEREX CRANES

                                            2003                     2002
                                          RESTATED                 RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $  1,029.0               $    715.3                      43.9%
         Gross profit              $     96.7         9.4%  $     49.5          6.9%        95.4%
         SG&A                      $     86.8         8.4%  $     57.9          8.1%        49.9%
         Income (loss) from
          operations               $      9.9         1.0%  $     (8.4)        (1.2)%     (217.9)%

Net sales for the Terex Cranes segment in 2003 increased by $313.7 million and totaled $1,029.0 million when compared to $715.3 million in 2002. The increase was due to the acquisition of Demag, acquired on August 30, 2002. Sales of tower cranes increased by approximately 29% relative to 2002, primarily as a result of a weaker U.S. dollar relative to the Euro. Sales of cranes and boom trucks in the United States declined by approximately 16% relative to 2002 as a result of continued weakness in the construction and rental equipment markets. The Company continued to focus on expanding sales by expanding its market share and distribution throughout Europe. In North America, the Company continued to focus on maintaining market share while the overall market for its products remained flat.

Gross profit in 2003 increased by $47.2 million relative to 2002 and totaled $96.7 million. Restructuring charges and other non-recurring items totaled $14.6 million in 2003. These costs were primarily related to the closure of the Peiner tower crane facility in Trier, Germany and rationalization of products offered under the Peiner name, costs associated with the closure of the boom truck facility in Olathe, Kansas and inventory value adjustments related to discontinuance of products offered under the PPM brand that duplicated products added through the acquisition of Demag. Restructuring and other costs totaled $31.3 million in 2002. These costs related primarily to the elimination of duplicate products created by the acquisition of Demag and Genie and from facility consolidation and down sizing programs launched in response to current and expected market demand.

Gross profit earned in 2003 increased relative to 2002 primarily due to the acquisition of Demag and reduced restructuring charges. Gross profits were also favorably impacted in 2003 relative to 2002 from improved volumes and selling margins in the European crane businesses. These gains were partially offset by an 81% decline in gross profit in the North American crane businesses in 2003 from 2002. This decline was a result of weak demand for cranes and boom trucks in the United States and the resulting impact on selling margins and factory productivity.

SG&A costs in 2003 totaled $86.8 million, an increase of 49.9% over the same period in 2002. Restructuring and other charges included in SG&A costs totaled $1.1 million in 2003 compared to $2.5 million in 2002. The full year effect of the Demag acquisition accounted for the majority of the increase in SG&A costs in 2003 when compared to 2002.

Income from operations for the twelve months ending December 31, 2003 totaled $9.9 million compared to a loss of $8.4 million for the same period in 2002.

TEREX AERIAL WORK PLATFORMS

                                            2003                     2002
                                          RESTATED                 RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $    643.0               $    211.6                     203.9%
         Gross profit              $    135.4        21.1%  $     25.4         12.0%       433.1%
         SG&A                      $     67.7        10.5%  $     24.9         11.8%       171.9%
         Income from operations    $     67.7        10.5%  $      0.5          0.2%    13,440.0%

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

Net sales for the Terex Aerial Work Platforms segment in 2003 were $643.0 million, an increase of $431.4 million when compared to 2002. The increase is due to the inclusion of Genie for the full year ending December 31, 2003. Genie was acquired on September 18, 2002. When compared to 2002, Genie's sales were positively impacted by increased demand from rental customers. In addition, Genie's export business benefited from a weaker U.S. dollar relative to the Euro and British Pound as Genie's manufacturing costs are primarily denominated in U.S. dollars.

Total gross profit for the Terex Aerial Work Platforms segment for 2003 was $135.4 million, an increase of $110.0 million when compared to 2002. The increase is primarily due to the inclusion of Genie for the full year ending December 31, 2003. Gross margin in the Genie business was positively impacted by improvements in the North American rental markets as well as by the benefit of the weaker U.S. dollar on Genie's export business. Gross profit realized by the U.S. telehandler business also improved relative to 2002, as better selling margins were realized. Gross profit earned by the Light Construction business increased by 47%. This increase is attributable to higher sales volume relative to 2002 as well as to savings realized during 2003 associated with the October 2002 closure of the group's former Memphis, Tennessee production facility.

Total SG&A costs for 2003 totaled $67.7 million, an increase of $42.8 million from 2002. The increase was due primarily to the inclusion of Genie for the full year ending December 31, 2003.

Income from operations for the Terex Aerial Work Platforms segment for 2003 was $67.7 million, an increase of $67.2 million from 2002. The increase was due primarily to the inclusion of Genie for the full year ending December 31, 2003.

TEREX MATERIALS PROCESSING & MINING

                                            2003                     2002
                                          RESTATED                 RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $    397.8               $    396.5                       0.3%
         Gross profit              $     52.2        13.1%  $     46.0         11.6%        13.5%
         SG&A                      $     47.3        11.9%  $     40.8         10.3%        15.9%
         Goodwill impairment       $     23.2         5.8%   $      --           --           --
         Income (loss) from
          operations               $    (18.3)       (4.6)% $      5.2          1.3%      (451.9)%

Net sales in the Terex Materials Processing & Mining segment increased by $1.3 million to $397.8 million in 2003 compared to $396.5 million in 2002. Parts sales were positively impacted by foreign currency fluctuations in Europe, Australia and South Africa as well as an increase in demand in the United States. These gains were partially offset by continued weakness in demand for mining trucks and a decrease in shovel sales in Canada. Demand for some of the Terex Materials Processing & Mining segment's products is dependent on expectations within the mining industry of future commodity prices, including those for coal and iron ore.

Gross profit increased by $6.2 million relative to 2002 and totaled $52.2 million. Gross profit in 2003 benefited from reduced warranty expenses and improved manufacturing efficiencies related to the closure of the Unit Rig facility in Tulsa, Oklahoma, as well as improved sales margins in the Terex Materials Processing & Mining segment's South Africa facility. The Materials Processing group recorded $14.2 million in restructuring and other charges in 2003 related primarily to inventory reductions to reflect a decrease in forecasted demand and to exit certain economically unviable niche product lines. In addition, gross profit in 2002 included $10.6 million in restructuring charges related to the closure of the Tulsa, Oklahoma mining truck production facility and costs related to the exit of the rental of mining equipment and the production of large scrapers as well as an inventory valuation adjustment at the Unit Rig facility.

SG&A expense increased by $6.5 million in 2003 relative to 2002, to a total of $47.3 million. This increase is primarily attributed to the weakening of the U.S. Dollar relative to the Euro, South African Rand and the Australian Dollar.

During the second quarter of 2003, the Company recognized a goodwill impairment charge with respect to its Roadbuilding reporting unit, as described in more detail below under "Terex Roadbuilding, Utility Products and Other." At that time, the Materials Processing business was included in the Roadbuilding reporting unit. Of the overall goodwill impairment of $44.3 million, $23.2 million related to the Materials Processing business. As a result of the realignment of the Company's segments during the quarter ended September 30, 2004, the Materials Processing business is now consolidated in the Terex Materials Processing & Mining segment, and, as a result, this $23.2 million portion of the goodwill impairment charge is now included in this segment's results.

Loss from operations for the Terex Materials Processing & Mining segment was ($18.3) million in 2003 or (4.6%) of sales, a decrease of $23.5 million from an operating profit of $5.2 million in 2002, due largely to the impact of the goodwill impairment mentioned above.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

                                            2003                     2002
                                          RESTATED                 RESTATED
                                   ----------------------   -----------------------
                                               % OF SALES                % OF SALES    % CHANGE
                                               ----------                ----------   ----------
                                               ($ amounts in millions)
         Net sales                 $    547.2               $    396.7                      37.9%
         Gross profit              $     52.6         9.6%  $     60.9         15.4%       (13.6)%
         SG&A                      $     59.3        10.8%  $     51.9         13.1%        14.3 %
         Goodwill impairment       $     21.1         3.9%  $       --           --           --
         Income (loss) from
          operations               $    (27.8)       (5.1)% $      9.0          2.3%      (408.9)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for 2003 were $547.2 million, an increase of $150.5 million when compared to 2002. The acquisitions of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased sales relative to 2002 by $156.7 million. Sales of roadbuilding products in 2003 declined relative to 2002 levels due to continued uncertainty regarding state and federal funding levels for road construction and repair projects in the United States. This decline was partially offset by rental revenues generated by Terex's rental business in the United States. With the acquisition of Commercial Body and Combatel in 2003, the Company was positioned to focus on expanding into the investor owned utility market. This provided an opportunity to sell both Terex Utility Products and Terex compact construction equipment to a previously underserved market. In addition, the Company continued to identify new market opportunities for its off-road trucks manufactured by Tatra and ATC.

Gross profit for 2003 totaled $52.6 million, a decrease of $8.3 million when compared to 2002. Total restructuring and other charges for 2003 totaled $16.6 million, or 3.0% of sales, and related primarily to inventory reductions to reflect a decrease in forecasted demand and to exit certain economically unviable niche product lines. Restructuring and other charges for the same period in 2002 totaled $4.0 million or 1.0% of sales. Gross profit from the acquisitions of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased 2003 gross profit by $14.6 million when compared to 2002. These gains were offset by lower margins realized in the Roadbuilding businesses in 2003 when compared to 2002.

SG&A costs for the Terex Roadbuilding, Utility Products and Other segment for 2003 totaled $59.3 million, an increase of $7.4 million when compared to 2002. Restructuring and other charges in 2003 totaled $0.6 million, primarily as a result of the product line exits described above. The acquisitions of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased SG&A costs by $12.7 million in 2003 relative to 2002. TFS, the Company's subsidiary that arranges financing for customers, began operations on January 1, 2003 and increased SG&A costs by $5.0 million compared to 2002. These increases were partially offset by lower costs incurred in the Roadbuilding businesses, where the Company has reduced costs in response to continued weak demand, and by lower costs resulting from the Company's exit from the business of its EarthKing Internet subsidiary in late 2002.

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit would not meet the Company's 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. Funding for road projects remained at historically low levels as federal and state budgets had been negatively impacted by a weak economy and costs related to the U.S. efforts in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects would not improve significantly in the short term. In addition, the outlook assumed that the Company would continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Based on the revised fair value of the reporting unit, a goodwill impairment of $21.1 million was recognized during the second quarter of 2003.

Income (loss) from operations for the Terex Roadbuilding, Utility Products and Other segment for 2003 was a loss of ($27.8) million compared to an operating profit of $9.0 million for 2002. The aforementioned goodwill impairment reduced operating profit in 2003 by $21.1 million when compared to 2002. In addition, restructuring and other charges totaled $16.6 million in 2003 and were related primarily to product rationalization and a reduction of inventory in certain niche product lines due to a decrease in demand. Restructuring and other one-time charges totaled $4.0 million in 2002 or 1.0% of sales. Operating profit from the acquisitions of Tatra, ATC, Commercial Body, Combatel and Terex Advance Mixer increased operating profit in 2003 when compared to 2002 by $1.9 million. This increase was offset by losses incurred by TFS during its first year of operations and by operating losses generated by the Company's re-rental business.

NET INTEREST EXPENSE

Net interest expense for 2003 totaled $92.8 million, an increase of $7.7 million when compared to 2002. This increase was primarily due to higher average bank debt balances related to the acquisitions of Demag and Genie in 2002 and a reduction in the benefits recognized related to interest rate hedges.

OTHER INCOME (EXPENSE) - NET

Other income (expense), including loss on retirement of debt, for 2003 was an expense of $15.9 million compared to an expense of $13.9 million for 2002. The majority of the 2003 expense related to the early retirement of debt during that year, as well as the amortization of debt issuance fees. During 2002, the Company recorded a loss of $2.6 million related to its Internet commerce investments, a loss of $1.7 million related to its equity investment in Tatra (which reflects the Company's share of Tatra's operating loss) and a loss of $12.4 million related to the divestiture of its Holland Lift and Brimont businesses, which divested businesses were included in the Terex Cranes segment and manufactured and distributed products the Company deemed to be non-strategic. Partially offsetting these expenses were a $9.5 million cash benefit associated with a favorable judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business and a $5.5 million gain on a foreign currency hedge initiated in connection with the acquisition of Demag.

LOSS ON RETIREMENT OF DEBT

The Company initiated two debt reductions during 2003. On June 30, 2003, the Company redeemed $50.0 million aggregate principal amount of its 8-7/8% Notes. In connection with this redemption the Company recognized a loss of $1.9 million. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write-off of unamortized original issuance discount ($1.6 million) and the write-off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to fair value interest rate swaps previously closed on this debt ($2.1 million). On November 25, 2003, the Company sold and issued $300 million principal amount of 7-3/8% Notes. The net proceeds from the issuance of the 7-3/8% Notes, together with cash on hand of approximately $119 million, were used to retire the remaining $200 million aggregate principal amount of the 8-7/8% Notes and prepay approximately $200 million of the Company's existing bank term loans. In connection with these retirements of debt, the Company recognized a loss of $9.0 million. The loss was comprised of the payment of an early redemption premium ($11.1 million), the write-off of unamortized debt acquisition costs ($3.4 million) and original issue discount ($1.7 million), which were partially offset by gains related to fair value interest rate swaps ($7.2 million).

INCOME TAXES

During 2003, the Company recognized income tax expense of $175.9 million on a loss before income taxes of $50.7 million, an effective rate of (346.9%), as compared to income tax benefit of $15.8 million on loss from continuing operations before income taxes of $60.8 million, an effective rate of 26.0%, in the prior year. The 2003 effective tax rate decreased from the prior period primarily due to the establishment of a valuation allowance on the U.S. deferred tax assets, as it was determined, based on available evidence, that more likely than not the U.S. earnings would be insufficient to realize the assets, a goodwill impairment charge recorded during the second quarter of 2003 that is partially non-deductible for income tax purposes and a change in the source of earnings among various jurisdictions with different tax rates, partially offset by the release of valuation allowances due to the profitability of the Company's German operations indicating that it was more likely than not that the Company would realize the benefits of certain tax assets. The effective tax rate for 2003, excluding the impact of the valuation allowance established on the U.S. deferred tax assets of $200.7 million, was 48.9%.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $113.4 million in 2002. See "Critical Accounting Policies," below, for additional information on these charges. This charge represents the write-off of $132.2 million of goodwill ($124.1 million, net of income taxes) principally in the Mining Group (Terex Materials Processing & Mining Segment) ($105.7 million, net of income taxes), and the Light Construction Group (Terex Aerial Work Platforms Segment) ($26.2 million, or $18.1 million, net of income taxes). This charge was partially offset by a one-time gain ($17.8 million, $10.7 million net of income taxes) recognized on January 1, 2002 in the Fermec business. The purchase price paid by the Company to acquire Fermec was less than the net assets acquired in the transaction. Prior to January 1, 2002, the difference was recorded as a deferred credit in goodwill. As required by SFAS No. 141, this credit balance was recognized as a cumulative effect adjustment on January 1, 2002.

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

INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2004, reserves for excess and obsolete inventory totaled $73.2 million.

ACCOUNTS RECEIVABLE - Management is required to make judgments relative to the Company's ability to collect accounts receivable from the Company's customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At December 31, 2004, reserves for potentially uncollectible accounts receivable totaled $52.3 million.

GUARANTEES - The Company has issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2004. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of December 31, 2004, the Company's maximum exposure to such credit guarantees was $288.6 million, including total guarantees issued by Demag and Genie of $212.6 million and $37.9 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note M - "Net Investment in Sales-Type Leases" in the Notes to the Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees at December 31, 2004 was $55.9 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2004, the Company's maximum exposure pursuant to buyback guarantees was $49.9 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

Beginning in 2003, upon implementation of the Financial Accounting Standards Board (the "FASB") Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and rescission of FIN 34", the Company recorded a liability for the estimated fair value of guarantees issued. The Company recognizes a loss under a guarantee when the Company's obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if the Company's payment obligation under the guarantee exceeds the value the Company can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" in the Condensed Consolidated Balance Sheet of approximately $10 million for the estimated fair value of all guarantees provided as of December 31, 2004.

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

GOODWILL - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. The Company is required annually to review the value of its recorded goodwill to determine if it is potentially impaired. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the reporting units' weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company's equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of goodwill as well as the overall expected value of a given business.

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

ACCRUED PRODUCT LIABILITY - The Company records accruals for product liability claims based on the Company's prior claim experience, accruals for product liability claims are valued based upon the Company's prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company's director of product safety. The Company provides accruals for estimated product liability experience on known claims. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

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

The expected long-term rates of return on pension plan assets were 8.0% for U.S. plans and 2.0% to 6.5% for international plans at December 31, 2004. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments.

The discount rates for pension plan liabilities were 5.75% for U. S. plans and 4.75% to 5.50% for international plans at December 31, 2004. These rates are used to calculate the present value of plan liabilities and are determined annually by management based on market yields for high-quality fixed income investments on the measurement date.

The expected rates of compensation increase for the Company's pension plans were 4.0% for U.S. plans and 1.5% to 4.5% for international plans at December 31, 2004. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

INCOME TAXES - At December 31, 2004, the Company had net deferred tax assets of $221.2 million (net of valuation allowances of $222.6 million). Income tax benefit was $176.7 million for the year ended December 31, 2004. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

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

A significant portion of the Company's deferred tax assets are comprised of net operating losses ("NOLs") generated in the United States by the Company. The Company has had a history of generating tax losses in the United States and has accumulated NOLs of $398.1 million as of December 31, 2004. During the fourth quarter of 2004, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

         o        The three year historical earnings of the U.S. businesses.
         o The acquisitions of Genie and Terex Advance Mixer in 2002 added significantly to the Company's U.S. based income generation. In addition, the Company has continued to see an increase in demand for Genie products as rental markets have demonstrated significant expansion since Genie was acquired in 2002. The acquisition of Reedrill at the end of 2004 in the Materials Processing & Mining segment also will contribute to United States based income generation.
         o The actual results in 2004 and increasing backlog levels evidencing improved performance.
         o The Company continued to reduce its long-term debt through the generation of operating cash flow, reducing interest expense in the United States relative to prior periods.
         o The Company has undergone significant restructuring in the United States to address market conditions in its North American crane business as well as its Roadbuilding businesses. The Company believes that these businesses will benefit from improving economic conditions and that their respective end markets have stabilized.
         o The Company has begun implementation of royalty agreements with its foreign business units, consistent with the Terex branding strategy.

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings are sufficient to fully utilize the Company's U.S. deferred tax assets. Therefore, the valuation allowance of $200.7 million established in 2003 was reversed in 2004.

In addition to its domestic NOLs, the Company has accumulated $816.6 million of foreign NOLs at December 31, 2004. During the fourth quarter of 2004, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. As of December 31, 2004, the total valuation allowance provided for foreign deferred tax assets was $181.2 million. During the fourth quarter of 2004, the Company received a favorable determination on interest deductibility in a jurisdictional review. During the third quarter of 2004, the Company realized the successful resolution of a tax audit covering multiple periods and release of valuation allowances based on the profitability of our businesses in certain jurisdictions. During the second quarter of 2004, the strong financial performance of the Company's Fermec business indicated that it was more likely than not that the Company would realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an amendment of APB Opinion No. 29." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. As per SEC Release No. 33-8568 issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's main sources of funding are cash generated from operations, use of the Company's bank credit facilities and access to capital markets. Management believes that cash generated from operations, together with the Company's bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company's operating and debt service requirements. The Company had cash and cash equivalents of $418.8 million at December 31, 2004. In addition, the Company had $217.3 million available for borrowing under its revolving credit facilities at December 31, 2004.

Cash from operations depends on the Company's ability to generate net income through the sales of the Company's products and to reduce its investment in working capital. During 2003, the Company's focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company in 2004 introduced goals of improving operating earnings and net income as a percentage of sales and reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company's liquidity. During the fourth quarter of 2004 and 2003, the Company sold, without recourse, accounts receivable approximating 19% and 26% of its fourth quarter revenue in 2004 and 2003, respectively, to provide additional liquidity.

The Company is reducing inventory requirements by sharing, throughout the Company, many of the best practices and lean manufacturing processes that various of its business units have used successfully. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company's working capital requirements.

The Company's ability to generate cash from operations is subject to the following factors:

         o A substantial number of the Company's customers fund their purchases through third party finance companies. Finance companies extend credit based on the credit worthiness of the customers and the expected residual value of the Company's equipment. Changes in either the customers' credit profile or in used equipment values may impact the ability of customers to purchase equipment.
         o As the Company's sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The initiatives described above are intended to reduce the relative increase in working capital.

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

Traditionally, the Company's customers' peak buying periods are in the first half of a calendar year as a result of their need to have new equipment available for the spring, summer and fall construction season. Therefore, historically, the Company's sales have tended to be seasonal, with more than half of the Company's sales typically being generated in the first two quarters of a calendar year. As a result, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. However, in 2004, 47.6% of the Company's sales occurred in the first half of the year and 52.4% of the Company's sales were in the second half of the year. This was primarily a result of an improvement in the economic cycle over the course of 2004 and the initial impact of price increases that were first instituted by certain of the Company's businesses in the second half of 2004. For 2005, the Company expects sales to be somewhat more in line with traditional trends, with sales in the first half of the year being equal to or slightly greater than sales in the second half of the year, as price increases for the Company's products increasingly take effect and the more typical volume trends occur.

To help fund its traditional seasonal cash pattern, the Company maintains a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. The Company maintains a bank credit facility that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that is available through July 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility, of which the Company has utilized $210 million of additional term borrowings. During 2004 and 2003, the Company prepaid $147 and $200 million principal amount of its bank term loans, respectively.

The Company can borrow under its existing bank credit facilities if the Company complies with a number of covenants. These covenants require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and became more restrictive through the third quarter of 2005. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than a default under the terms of the Company's debt instruments, there are no other events that would accelerate the repayment of the Company's debt. In the event of a default, these borrowings would become payable on demand.

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company's future compliance with its financial covenants will depend on its ability to generate earnings, cash flow from working capital reductions, other asset sales and cost reductions from its restructuring programs. The Company's bank credit facilities also have various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis, and requiring the Company to refrain from taking certain actions, such as incurring certain types of prohibited indebtedness and granting liens not permitted under the facilities. The Company obtained a waiver from its bank lending group allowing the Company until March 1, 2006 to provide its lenders with its financial information for the year ended December 31, 2004, including the information contained in the Consolidated Financial Statements included herein, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The Company's future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the SEC in a timely manner.

The interest rates charged under the Company's bank credit facilities are subject to adjustment based on the Company's consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company's bank credit facility was 4.19% at December 31, 2004.

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

CASH FLOWS - 2004 VS. 2003

Cash from operations for the twelve months ended December 31, 2004 totaled $164.6 million, net of approximately $61 million which related to an increase in working capital, as compared to cash from operations of $381.3 million for 2003. This use of cash for working capital was due to requirements arising from the increased sales levels in 2004. Working capital as a percentage of sales at December 31, 2004 decreased from the prior year. During 2003, the Company reduced the working capital in the Construction, Cranes, Aerial Work Platforms and Roadbuilding, Utility Products and Other segments. A significant portion of the Cranes reduction was due to improvements realized at Demag, which was acquired in August 2002 with a high level of working capital.

Cash used in investing activities in 2004 was $61.8 million, $33.1 million more than cash used in investing activities in 2003. The increase in cash usage is a direct result of the size of acquisitions completed in 2004 when compared to 2003, primarily the acquisition of Terex Reedrill for $38.6 million, offset partially by the increase in proceeds from the sale of assets.

The Company used cash for financing activities of $170.1 million in 2004, compared to cash used for financing activities in 2003 of $266.8 million. During 2004, the Company utilized cash from operations to reduce its debt by approximately $162 million. During 2003, the Company utilized cash from operations to reduce its debt by approximately $229 million.

CONTRACTUAL OBLIGATIONS

The following table sets out specified contractual obligations of the Company at December 31, 2004:

                                                                      PAYMENTS DUE BY YEAR
                                 TOTAL     ---------------------------------------------------------------------------
                               COMMITTED      2005         2006         2007         2008         2009      THEREAFTER
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt obligations    $  1,765.6   $    164.1   $     94.9   $    131.7   $    146.4   $    261.1   $    967.4
Capital lease obligations           24.2          8.5          7.2          3.1          3.7          0.5          1.2
Operating lease obligations        357.3         59.0         50.6         44.5         37.6         22.4        143.2
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total                         $  2,147.1   $    231.6   $    152.7   $    179.3   $    187.7   $    284.0   $  1,111.8
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2004 for indebtedness that has floating interest rates.

Additionally, at December 31, 2004, the Company had outstanding letters of credit that totaled $112.1 million and had issued $288.6 million in guarantees of customer financing to purchase equipment, $55.9 million in residual value guarantees and $49.9 million in buyback guarantees.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. It is the Company's policy to fund the pension plans at the minimum level required by applicable regulations. In 2004, cash contributions to the pension plans by the Company were $12.8 million, and the Company estimates that its pension plan contributions will be approximately $13 million in 2005.

The Company participates in a joint venture arrangement with a European financial institution as described below in "Off-Balance Sheet Arrangements -Variable Interest Entities."

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

As of December 31, 2004, the Company's maximum exposure to such credit guarantees was $288.6 million, including total credit guarantees issued by Demag and Genie of $212.6 million and $37.9 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note M - "Net Investment in Sales-Type Leases" in the Notes to the Consolidated Financial Statements, the Company's maximum exposure related to residual value guarantees under sales-type leases was $55.9 million at December 31, 2004, including total guarantees issued by Genie of $55.6 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company, from time to time, guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2004, the Company's maximum exposure pursuant to buyback guarantees was $49.9 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" in the Condensed Consolidated Balance Sheet of approximately $10 million for the estimated fair value of all guarantees provided as of December 31, 2004.

Variable Interest Entities

In April 2001, Genie entered into a joint venture arrangement with DLL, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. ("GFSH"). GFSH was established to facilitate the financing of Genie's products sold in Europe. Genie contributed $4.7 million in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 million and $0.6 million, respectively, in cash to GFSH.

On January 1, 2004, the Company and DLL revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to TFSH B.V., Genie's ownership interest in TFSH B.V. was reduced to forty percent (40%) in exchange for consideration of $1.2 million from DLL, and Genie transferred its interest to Terex Financial Services Europe Limited, another Company subsidiary. In addition, the scope of TFSH B.V.'s operations was broadened, as it was granted the right to facilitate the financing of all of the Company's products sold in Europe. TFSH B.V. is a direct lender and makes its loans with funds obtained from equity contributions made by DLL and the Company and a debt facility made available to TFSH B.V. by DLL and DLL's parent, Rabobank.

As of December 31, 2004, TFSH B.V. had total assets of $303.0 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $278.3 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of December 31, 2004, the maximum exposure to loss under these guarantees was approximately $16 million. Additionally, the Company is required to maintain a capital account balance in TFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH B.V. by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TSFH B.V., in June 2004 the Company contributed an additional $1.9 million in cash to TFSH B.V.

As defined by FASB Interpretation No. 46 ("FIN 46R"), TFSH B.V. is a Variable Interest Entity ("VIE"). For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of TFSH B.V., the Company has concluded that it is not the primary beneficiary of TFSH B.V. and that it does not control the operations of TFSH B.V. Accordingly, the Company will not consolidate the results of TFSH B.V. into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH B.V.

Sale-Leaseback Transactions

The Company's rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At December 31, 2004, the historical cost of equipment being leased back from the financing companies was approximately $67 million and the minimum lease payment in 2005 will be approximately $13 million.

CONTINGENCIES AND UNCERTAINTIES

FOREIGN CURRENCIES AND INTEREST RATE RISK

The Company's products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2004, the Company had foreign exchange contracts with a notional value of $315 million.

The Company manages exposure to fluctuating interest rates with interest protection arrangements. Certain of the Company's obligations, including indebtedness under the Company's bank credit facility, bear interest at floating rates, and as a result an increase in interest rates could adversely affect, among other things, the results of operations of the Company. As of December 31, 2004, the Company has entered into interest protection arrangements with respect to approximately $100 million of the principal amount of its indebtedness under its bank credit facility, fixing interest rates ranging from 6.52% to 7.02% through June 30, 2009.

Certain of the Company's obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Notes and approximately $79 million of leases. The floating rates are based on a spread of 2.45% to 4.50% over London Interbank Offer Rate ("LIBOR"). At December 31, 2004, the floating rates ranged between 5.27% and 6.92%.

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

TRANSACTIONS WITH FORMER EMPLOYEES

During 2002, the Company and Quantum Value Partners, L.P. ("Quantum"), a partnership formed by David Langevin, a former executive officer of the Company, and certain individuals affiliated with Mr. Langevin and/or GKM Value Partners L.P. ("GKM"), of which Mr. Langevin is a general partner, formed GT Distribution, LLC ("GT Distribution"), a limited liability company in which the Company and such partnership were the only members. On April 10, 2002, GT Distribution completed the acquisition of Crane & Machinery, Inc. ("C&M"), a distributor of crane products, for an aggregate purchase price of $2.7 million. In connection with this transaction, the Company acquired from an unaffiliated financial institution outstanding loans in the amount of approximately $5.9 million owed by C&M to that financial institution. On November 10, 2003, the Company sold its entire interest in GT Distribution to Quantum. Also on November 10, 2003, C&M purchased substantially all of the assets of Schaeff Incorporated, a subsidiary of the Company, in consideration of C&M assuming approximately $3.1 million of Schaeff Incorporated's indebtedness to other Terex subsidiaries. C&M remains obligated to make payment to the Company pursuant to the terms of this indebtedness and the remaining outstanding loans acquired by the Company, which was valued at approximately $10 million at the date of the sale, in 2002, which in the aggregate total approximately $8.6 million. This indebtedness is secured by a pledge of the assets of C&M, which were valued at approximately $10 million on November 10, 2003, and a guarantee by Quantum with respect to $5.5 million of these obligations. The results of C&M were consolidated in the Company's financial results from December 1, 2002 through November 10, 2003. The terms of the transactions among the Company, Mr. Langevin, Quantum, GT Distribution and C&M are similar to terms that the Company believes would have been agreed upon in an arm's length transaction.

On September 7, 2004, the Company completed the acquisition of Noble CE, LLC and its Mexican subsidiary ("Noble CE") from a subsidiary of Quantum for a purchase price of $5.0 million cash, subject to post-closing adjustment based upon the finalization of the closing date balance sheet. Noble CE, with its manufacturing facility located in Mexico, designs, fabricates and assembles forklift products, pull scrapers and water tanks, and performs fabrication work for other businesses. The terms of the transactions between the Company and Quantum are similar to terms that the Company believes would have been agreed upon in an arm's length transaction. Noble CE now operates as Terex Mexico and its results are included in the Terex Materials Processing & Mining segment since its date of acquisition.

On November 13, 2003, the Company entered into an agreement with FILVER S.A. ("FILVER"), an entity affiliated with Fil Filipov, the President of the Company's Terex Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FILVER provides consulting services to Terex as assigned by the Chief Executive Officer of Terex, including an initial assignment to assist with the operations of Tatra. The term of the agreement is for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 million per year, subject to adjustment based on usage of FILVER's services and FILVER's performance (determined at the discretion of the Company), plus reimbursement of certain expenses. The terms of the agreement between the Company and FILVER are similar to terms that the Company believes would have been agreed upon in an arm's length transaction. During 2004, the Company incurred a total cost of $0.6 million under this contract, which includes the consulting fee of $0.5 million.

During 2004, the Company leased equipment to Connecticut Aggregate Inc. ("Con Ag"), an entity affiliated with Kerry O'Sullivan, a former executive officer of the Company. The terms of the agreement between the Company and Con Ag are the standard terms and conditions that the Company uses when it enters into leases of its equipment. As of December 31, 2004, the Company was owed $0.1 million from Con Ag.

FORWARD-LOOKING INFORMATION

Certain information in this Annual Report includes forward looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled "Contingencies and Uncertainties". In addition, when included in this Annual Report or in documents incorporated herein by reference, the words "may," "expects," "intends," "anticipates," "plans," "projects," "estimates" and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company's control, include, among others:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. See Note F - "Derivative Financial Instruments" to the Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

         FOREIGN EXCHANGE RISK

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company's major markets which include the Euro, the British Pound, the Australian Dollar and the Czech Koruna. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 2004, the Company had foreign exchange contracts with a notional value of approximately $315 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was an asset of $6.9 million at December 31, 2004.

         INTEREST RATE RISK

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company uses interest rate swaps to manage its interest rate risk. At December 31, 2004, approximately 37% of the Company's debt was floating rate debt and the weighted average interest rate for all debt was 7.4%.

At December 31, 2004, the Company had approximately $100 million of interest rate swaps fixing interest rates ranging from 6.52% to 7.02% through June 30, 2009. The fair market value of these arrangements, which represents the cost to settle these contracts, was a liability of approximately $3 million at December 31, 2004.

At December 31, 2004, the Company had approximately $279 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 5.27% and 6.92% at December 31, 2004. The fair market value of these arrangements, which represent the cost to settle these contracts, was an asset of approximately $2 million.

At December 31, 2004, the Company performed a sensitivity analysis for the Company's derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company's average floating interest rates at December 31, 2004 would have increased interest expense by approximately $2 million in 2004.

         COMMODITIES RISK

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company's performance may be impacted by extreme movements in material costs and from availability of these materials. In particular, during 2004, the Company has been affected by increases in the cost of steel. Steel is a major material component for many of the Company's products, so as the cost of steel has increased, the cost to manufacture these products has increased. The cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China. The Company experienced an increase in steel costs that negatively affected operating results through cost of goods sold by approximately $70 million during 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and the Company's consolidated financial statements and financial statement schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 2004 and 2003 are as follows (in millions, except per share amounts). The data in the table below reflects the restatement of the financial statements for such periods. Terex amended its filings for the interim periods ended March 31, 2004 and June 30, 2004 in Amendments to Quarterly Reports on Form 10-Q/A that were filed with the SEC substantially contemporaneously herewith.

                                                                                                      2003
                                                2004                                                RESTATED
                          -------------------------------------------------   ---------------------------------------------------
                                                     RESTATED     RESTATED
                            FOURTH        THIRD       SECOND        FIRST       FOURTH         THIRD       SECOND         FIRST
                          ----------   ----------   ----------   ----------   ----------    ----------   ----------    ----------
Net sales                 $  1,375.7   $  1,252.2   $  1,332.5   $  1,059.4   $  1,010.6    $    914.7   $  1,050.1    $    934.4
Gross profit                   163.8        186.2        192.7        160.4        130.7         125.9        115.6         126.8
Net income (loss)              198.0         44.7         63.3         18.7       (200.4)          9.8        (45.5)          9.5
Per share:
   Basic
      Net income (loss)   $     4.01   $     0.91   $     1.29   $     0.38   $    (4.17)   $     0.21   $    (0.96)   $     0.20
   Diluted
      Net income (loss)   $     3.87   $     0.87   $     1.24   $     0.37   $    (4.17)   $     0.20   $    (0.96)   $     0.19

The Company has restated its financial statements for each of the quarters in the year ended December 31, 2003 and for each of the first two quarters in the year ended December 31, 2004. These restatements are discussed in detail in Note B - "Restatement of Consolidated Financial Statements" to the Company's consolidated financial statements included in this Annual Report on Form 10-K.

                                    2004                                   2003
                           AS ORIGINALLY REPORTED                 AS ORIGINALLY REPORTED
                          -----------------------   --------------------------------------------------
                            SECOND        FIRST       FOURTH        THIRD       SECOND        FIRST
                          ----------   ----------   ----------   ----------   ----------    ----------
Net sales                 $  1,336.4   $  1,043.8   $  1,014.3   $    906.3   $  1,048.8    $    927.7
Gross profit                   195.0        160.3        138.6        133.5        116.7         129.7
Net income (loss)               59.1         17.0         (0.6)        14.9        (51.8)         12.0
Per share:
   Basic
     Net income (loss)    $     1.20   $     0.35   $     (0.1)  $     0.31   $    (1.09)   $     0.25
   Diluted
     Net income (loss)    $     1.17   $     0.34   $     (0.1)  $     0.30   $    (1.09)   $     0.24

The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature except for those discussed below.

During the second quarter of 2003, the Company recorded restructuring and other one-time charges of $30.3 million, as well as a charge of $44.3 million for the impairment of goodwill. Originally the impairment of goodwill was reported as $51.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the CEO and CFO, as of December 31, 2004, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 because of the material weaknesses discussed below and because the Company was unable to file this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the interim periods ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 within the time periods specified in the SEC's rules. Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, management identified the following material weaknesses in its assessment of the effectiveness of the Company's internal control over financial reporting:

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

Management has determined that each of these control deficiencies constitutes a material weakness in the Company's internal control over financial reporting as of December 31, 2004.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

MANAGEMENT'S REMEDIATION INITIATIVES

As discussed above in Management's Annual Report on Internal Control over Financial Reporting, management identified material weaknesses in the Company's internal control over financial reporting as of December 31, 2004. In response to the material weaknesses identified and upon instructions received from the Audit Committee of the Company's Board of Directors, the Company has taken a number of substantial actions and will continue to take further significant steps to strengthen its control processes and procedures in order to remediate the material weaknesses. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended December 31, 2004 and subsequently to address the material weaknesses described above:

         o The Company has changed the reporting relationship for operating financial personnel, so that they now report directly to the corporate finance group, and ultimately the Company's Chief Financial Officer, rather than to operational managers.
         o The Company has taken disciplinary actions and/or made changes with respect to certain personnel as a result of the errors in accounting and failure to account in accordance with generally accepted accounting principles.
         o The Company now requires periodic activity balancing, so that both parties recognize intercompany transactions at the same time. In the event of a dispute, the receiving party is required to recognize the transaction and escalate the dispute within the corporate finance group, so that reconciling items not resolved between the parties within a specified time frame are promptly resolved by the Company.
         o The Company has added additional personnel, including: hiring a new Vice President of Information Technology and a new human resources director dedicated to the Company's financial organization, both reporting to the Company's Chief Financial Officer; appointing a new Chief Accounting Officer and Controller, reporting to the Company's Chief Financial Officer; hiring a new Vice President of Internal Audit, reporting directly to the Chairman of the Audit Committee and for administrative purposes to the Company's Chief Financial Officer; hiring an intercompany controller; and hiring other financial personnel in the corporate accounting, field location and internal audit areas.
         o The Company engaged an outside service provider to review the Company's existing set of internal controls and recommend process improvements specifically related to the treatment of intercompany activity.
         o The Company's Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Human Resources and several others conducted full day mandatory meetings for approximately 350 of the Company's executives on a worldwide basis concerning business practices, the Company's Code of Ethics and Conduct, compliance, full disclosure and other matters.
         o The Company has provided additional training in the application of U.S. generally accepted accounting principles to financial personnel in the U.S. and internationally.

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

The Company will continue to develop new policies and procedures and educate and train its employees on its existing policies and procedures in a continual effort to improve its internal control over financial reporting, and will take further actions as appropriate. The Company views this as an ongoing project to which it will be devoting significant resources and which will need to be maintained and updated over time.

The Company believes that the foregoing actions have improved and will continue to improve its internal control over financial reporting, as well as its disclosure controls and procedures. However, the Company expects to report in its Annual Report on Form 10-K for the year ended December 31, 2005 that its internal control over financial reporting and its disclosure controls and procedures were not effective as of December 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 and subsequently that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 12, 2005, the Company's management and the Audit Committee concluded that the financial statements for the years ended December 31, 2001, 2002 and 2003 would require restatement and should no longer be relied upon. On March 3, 2005, the Company's management and the Audit Committee concluded that the financial statements for the year ended December 31, 2000 would require restatement and should no longer be relied upon. On September 8, 2005, the Company's management and the Audit Committee concluded that the financial statements for the quarters ended March 31, 2004 and June 30, 2004 would require restatement and should no longer be relied upon. The Company's management has since completed its review and the restatement of its financial statements for the years ended December 31, 2000, 2001, 2002 and 2003. For more information concerning the background of these matters, the specific adjustments made and management's discussion and analysis of results of operations for periods giving effect to the restated results, see Item 1 - "Business - Restatement of Consolidated Financial Statements," Item 6 - "Selected Financial Data," Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements" and Note B - "Restatement of Consolidated Financial Statements" to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Terex has also received a subpoena from the SEC dated May 9, 2005, in a matter entitled "In the Matter of United Rentals, Inc." The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. For information concerning the Company's relationship with United Rentals, see Item 1 - "Business - Major Customers." Terex is also cooperating fully with this investigation.

On September 14, 2005, in the Superior Court of the State of Connecticut, a class action and derivative complaint was filed entitled Michael Morter, derivately on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant. The complaint alleges breach of fiduciary duty and breach of the Company's by-laws. The action is at the very early stages and the Company has no information other than as set forth in the complaint. Plaintiffs have filed a Motion for Summary Judgment requesting that the court order the Company to hold an annual meeting of shareholders which has not been held to date due to the inability of the Company to satisfy SEC and NYSE rules. In connection therewith, the court has directed the Company to hold an annual meeting of its shareholders on or before June 1, 2006. The Company intends to vigorously defend the matter.

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

The Company acquired Halco on January 24, 2006, for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, United Kingdom, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth, as of January 15, 2006, the respective names and ages of the members of the Company's Board of Directors (the "Board"), indicating all positions and offices held by each such person. Each director is elected by the Company's stockholders to hold his or her directorship for one year or until his or her successor is duly elected and qualified.

                                                                                     FIRST YEAR
                                                    POSITIONS AND                    AS COMPANY
          NAME             AGE                  OFFICES WITH COMPANY                  DIRECTOR
------------------------   ---   -------------------------------------------------   ----------
Ronald M. DeFeo             53   Chairman of the Board, President, Chief Executive      1993
                                 Officer, Chief Operating Officer and Director

G. Chris Andersen           67                     Director                             1992

Paula H. J. Cholmondeley    58                     Director                             2004

Don DeFosset                57                     Director                             1999

William H. Fike             69                     Lead Director                        1995

Dr. Donald P. Jacobs        78                     Director                             1998

David A. Sachs              46                     Director                             1992

J. C. Watts, Jr.            48                     Director                             2003

Helge H. Wehmeier           62                     Director                             2002

Ronald M. DeFeo was appointed President and Chief Operating Officer of the Company on October 4, 1993, Chief Executive Officer of the Company on March 24, 1995 and Chairman of the Board on March 4, 1998. Mr. DeFeo joined the Company in May 1992 as President of the Company's then Heavy Equipment Group. A year later, he also assumed the responsibility of serving as the President of the Company's former Clark Material Handling Company subsidiary. Prior to joining the Company on May 1, 1992, Mr. DeFeo was a Senior Vice President of J.I. Case Company, the former Tenneco farm and construction equipment division, and also served as a Managing Director of Case Construction Equipment throughout Europe. While at J.I. Case, Mr. DeFeo was also a Vice President of North American Construction Equipment Sales and General Manager of Retail Operations. Mr. DeFeo serves as a director of Kennametal Inc. (a supplier of the Company). Mr. DeFeo served as a director of United Rentals. (a customer of the Company) until June 2005.

G. Chris Andersen was a Vice Chairman of PaineWebber Incorporated from March 1990 through 1995. Mr. Andersen has been a merchant banker since 1996 and is currently a partner of G.C. Andersen Partners, LLC, a private merchant banking and advisory firm, and also serves as the non-executive Chairman of the Board of Directors of Millennium Cell Inc.

Paula H. J. Cholmondeley is currently a private consultant on strategic planning. Ms. Cholmondeley served as Vice President and General Manager of Sappi Fine Paper, North America from 2000 through 2004, where she was responsible for their Specialty Products division. Ms. Cholmondeley held senior positions with various other companies from 1980 through 1998, including Owens Corning, The Faxon Company, Blue Cross of Greater Philadelphia, and Westinghouse Elevator Company, and also served as a White House Fellow assisting the U.S. Trade Representative during the Reagan administration. Ms. Cholmondeley, a certified public accountant, is an alumnus of Howard University and received a Masters Degree in Accounting from the University of Pennsylvania, Wharton School of Finance. Ms. Cholmondeley is also a director of Dentsply International Inc., Ultralife Batteries, Inc., Albany International Corp. and Minerals Technologies Inc., and is an independent trustee of Gartmore Capital.

Don DeFosset retired in November 2005 as Chairman, President and Chief Executive Officer of Walter Industries, Inc., a diversified company with principal operating businesses in homebuilding and home financing, water transmission products and energy services. Mr. DeFosset had served since November 2000 as President and CEO, and since March 2002 as Chairman, of Walter Industries. Previously, he was Executive Vice President and Chief Operating Officer of Dura Automotive Systems, Inc., a global supplier of engineered systems, from October 1999 through June 2000. Before joining Dura, Mr. DeFosset served as a Corporate Executive Vice President, President of the Truck Group and a member of the Office of Chief Executive Officer of Navistar International Corporation from October 1996 to August 1999. Mr. DeFosset serves as a director of AmSouth Bancorporation and Safelite Glass Corp.

William H. Fike has been President of Fike & Associates, a consulting firm, since January 2000. Mr. Fike retired as the Vice Chairman and Executive Vice President of Magna International Inc., an automotive parts manufacturer based in Ontario, Canada, in February 1999. Prior to joining Magna International in August 1994, Mr. Fike was employed by Ford Motor Company from 1965 to 1994, where he served most recently as a Corporate Vice President and as President of Ford Europe. Mr. Fike currently serves as a director of Magna International.

Dr. Donald P. Jacobs is Dean Emeritus and the Gaylord Freeman Distinguished Professor of Banking of the J.L. Kellogg Graduate School of Management at Northwestern University, positions he has held since 2001. Prior to that, Dr. Jacobs was Dean of the Kellogg School from 1975 through 2001. Dr. Jacobs also serves as a director of ProLogis Trust and CDW Computer Centers, Inc. (Computer Discount Warehouse).

David A. Sachs is a Managing Director, Head of the Capital Markets Group and Co-Portfolio Manager of Ares Management Company, LLC, an investment management firm of which he was a founder in 1997. Mr. Sachs has been an investment banker and investment manager since 1981.

J. C. Watts, Jr. has been Chairman of the J. C. Watts Companies, LLC since January 2003. He previously represented Oklahoma's 4th District in the U.S. House of Representatives for eight years through January 7, 2003. Congressman Watts served as Chairman of the House Republican Conference and served on a number of key committees during his tenure in Congress, including the Armed Services Committee, the Select Homeland Security Committee, the Military Readiness Subcommittee and the Procurement Subcommittee. Prior to his 1994 election to Congress, Congressman Watts was Chairman of the Oklahoma State Corporation Commission from 1990 to 1994. Congressman Watts also serves as a director of Dillard's, Inc., Burlington Northern Santa Fe Corporation and Clear Channel Communications, Inc.

Helge H. Wehmeier recently retired as Vice-Chairman of Bayer Corporation, a post he held from July 1, 2002 until December 2004. Prior to that, Mr. Wehmeier served as President and Chief Executive Officer of Bayer Corporation from 1991 through June 2002. Mr. Wehmeier spent more than 35 years with Bayer AG, a diversified, international chemicals and health care group, in various positions of increasing responsibility, including senior management positions in both Europe and the United States. Mr. Wehmeier is an alumnus of the International Management Development Institute, Lausanne, Switzerland and Institut European d'Administration des Affaires, Fontainebleau, France. Mr. Wehmeier is also a director of PNC Financial Services Group, Inc., a diversified banking and financial services company, and Owens Illinois, Inc., a manufacturer of glass containers.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since April 12, 2004, the date of the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

The following table sets forth, as of January 15, 2006, the respective names and ages of the Company's executive officers, indicating all positions and offices held by each such person. Each officer is elected by the Board to hold office for one year or until his successor is duly elected and qualified.

NAME                       AGE              POSITIONS AND OFFICES WITH COMPANY
-------------------        ---   -------------------------------------------------------
Ronald M. DeFeo             53   Chairman of the Board, President, Chief Executive
                                 Officer, Chief Operating Officer and Director

Colin Robertson             41   Executive Vice President, Operations

Phillip C. Widman           51   Senior Vice President and Chief Financial Officer

Eric I Cohen                47   Senior Vice President, Secretary and General Counsel

Brian J. Henry              47   Senior Vice President, Finance and Business Development

Kevin A. Barr               46   Senior Vice President, Human Resources

Katia Facchetti             41   Senior Vice President and Chief Marketing Officer

Steve Filipov               37   President, Terex Cranes

Robert R. Wilkerson         56   Executive Vice President, Chief Change Officer and
                                 President, Terex Aerial Work Platforms

Christian Ragot             47   President, Terex Utilities and Roadbuilding

Richard Nichols             43   President, Terex Materials Processing & Mining

For information regarding Mr. DeFeo, refer to the section above titled "Directors."

Colin Robertson was named Executive Vice President, Operations on January 5, 2006. At that time, Mr. Robertson had been serving as President, Terex Construction since September 11, 2002. Prior to that, Mr. Robertson had been serving as President of Terex Europe since May 1, 2001. Mr. Robertson previously held the position of Managing Director for both the Construction and Powerscreen groups of the Company since July 2000 and before that was Managing Director for the Construction group from September 1998. Prior to that, he was the General Manager of the Company's crane operations in Waverly, Iowa, in 1998 and of the Company's Terex Equipment Limited operation in 1996 and 1997. Before joining the Company in October 1994, Mr. Robertson spent 12 years in positions of increasing responsibility with J.I. Case Co. and Cummins Engine Company.

Phillip C. Widman was appointed Senior Vice President and Chief Financial Officer of the Company on September 16, 2002. Prior to joining the Company, Mr. Widman served as Executive Vice President, Chief Financial Officer of Philip Services Corporation, an industrial outsourcing and metal services company, from 1998 to 2001, and as an independent consultant from 2001 to 2002. Prior to joining Philip Services, Mr. Widman worked at Asea Brown Boveri Ltd. ("ABB") for eleven years in various financial and operational capacities in the transportation, power generation and power distribution businesses. During his last two years at ABB, he served as Vice President, Chief Financial Officer and Supply Management of its diverse businesses in the United States. Additionally, Mr. Widman's experience includes twelve years with Unisys Corporation in a variety of financial roles. In his role as an officer of Philip Services, Mr. Widman was an executive officer of approximately 125 U.S. legal entities that filed for federal bankruptcy protection as part of a restructuring of their outstanding debt obligations.

Eric I Cohen became Senior Vice President, Secretary and General Counsel of the Company on January 1, 1998. Prior to joining the Company, Mr. Cohen was a partner with the New York City law firm of Robinson Silverman Pearce Aronsohn & Berman LLP (which firm has since merged with Bryan Cave LLP) since January 1992 and was an associate attorney with that firm from 1983 to 1992.

Brian J. Henry was appointed Senior Vice President, Finance and Business Development on October 18, 2002. Mr. Henry previously held the positions of Vice President, Finance and Business Development, Vice President-Finance and Treasurer, and Vice President-Corporate Development and Acquisitions. Mr. Henry also served as the Company's Director of Investor Relations. Mr. Henry has been employed by the Company since 1993. From 1990 to 1993, Mr. Henry was employed by KCS Industries, L.P. and its predecessor, KCS Industries, Inc., an entity that until December 31, 1993, provided administrative, financial, marketing, technical, real estate and legal services to the Company and its subsidiaries.

Kevin A. Barr was named Senior Vice President, Human Resources of the Company on January 3, 2006. Prior to that, Mr. Barr had been serving as Vice President, Human Resources of the Company since September 25, 2000. Prior to joining the Company, Mr. Barr served as Vice President-Human Resources at DBT Online since 1998. From 1995 to 1998, Mr. Barr was at Nabisco, Inc. as Vice President-Human Resources, Asia/Pacific. Prior to that, Mr. Barr served as Vice President-Human Resources, Asia/Pacific and Latin America with Dun and Bradstreet Corporation from 1990 to 1995, and in various human resources executive positions at the Chase Manhattan Bank, N.A. from 1981 to 1990.

Katia Facchetti was named Senior Vice President and Chief Marketing Officer of the Company on January 3, 2006. Prior to joining the Company, Ms. Facchetti was President of Fusion 5, a marketing innovation consultancy serving major industrial and consumer clients. From 2000 to 2005, she held a number of positions of increasing responsibility at Fusion 5, resulting in her appointment as President in 2004. Prior to joining Fusion 5, Ms. Facchetti held senior marketing positions with Nabisco and Kraft/General Foods in both consumer and food service businesses from 1986 to 1999.

Steve Filipov was named President, Terex Cranes on January 1, 2004. At that time, Mr. Filipov had been serving as President of the international operations for Terex Cranes since July 1, 2002. Prior to that Mr. Filipov held various other positions with a number of the Company's international cranes businesses. Mr. Filipov started with the Company on September 1, 1995 as Export Manager for PPM S.A. in France.

Robert R. Wilkerson became President, Terex Aerial Work Platforms upon the completion of the Company's acquisition of Genie Holdings, Inc. ("Genie") on September 18, 2002. Mr. Wilkerson had been serving as President of Genie since January 1977. Mr. Wilkerson was also named Executive Vice President and Chief Change Officer of the Company on May 13, 2004.

Christian Ragot was appointed President of Terex Utilities and Roadbuilding on November 14, 2003. Previously, Mr. Ragot had served as President of Terex Utilities since July 1, 2002. Prior to that, Mr. Ragot held the positions of President of American Crane, Senior Vice-President - Sales and Aftermarket Services, and President of EarthKing since joining the Company in 1999. Prior to joining the Company, Mr. Ragot was Vice President and General Manager of Ingersoll-Rand Company (Air Compressor Group - Europe) and Manager of Worldwide Marketing for the Construction and Mining group.

Richard Nichols was named President, Terex Materials Processing & Mining on January 23, 2004. Prior to that, Mr. Nichols served as the Company's Vice President and General Manager, Infrastructure since April 2003. Mr. Nichols previously held the position of Vice President and General Manager of Terex Mining Trucks since joining the Company in October 2000. Prior to joining the Company, Mr. Nichols spent 15 years in the aerospace industry and at Honeywell International Inc. in various senior management positions.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors consists of Messrs. Sachs (chairperson), DeFosset, Jacobs and Wehmeier and Ms. Cholmondeley, each of whom is independent as defined in the listing standards of the NYSE and under the Exchange Act. The Board has determined that each of Mr. Sachs, Mr. DeFosset, Dr. Jacobs and Ms. Cholmondeley is an "audit committee financial expert," as such term is defined under the regulations of the SEC.

Each member of the Audit Committee is required to be financially literate or must become financially literate within a reasonable time after appointment to the Audit Committee, and at least one member of the Audit Committee must have accounting or related financial management expertise. The Board, in its business judgment, believes that each of the current members of the Audit Committee is financially literate and that each of Mr. Sachs, Mr. DeFosset, Dr. Jacobs, Mr. Wehmeier and Ms. Cholmondeley has accounting or financial management expertise:
Mr. Sachs through his extensive experience as an investment banker and investment manager; Mr. DeFosset through his business experience as a corporate executive, his involvement in preparing financial statements at various public companies and particularly his experience as a Chief Executive Officer of a public company; Dr. Jacobs through his years of experience teaching business, finance, management and accounting at the graduate level, as well as serving as a chairman of the public review board of a national accounting firm and as Chairman of the Board of Amtrak; Mr. Wehmeier through his business experience as a corporate executive and his involvement in preparing financial statements as a senior executive of a large multinational company; and Ms. Cholmondeley through her education, training and experience as a certified public accountant and her involvement in preparing financial statements as the Chief Financial Officer of a large insurance company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and each person who is the beneficial owner of more than 10% of the Company's outstanding equity securities, to file with the SEC initial reports of ownership and changes in ownership of equity securities of the Company. Specific due dates for these reports have been established by the SEC and the Company is required to disclose any failure to file such reports by the prescribed dates during 2004. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a) of the Exchange Act.

To the Company's knowledge, based solely on review of the copies of reports furnished to the Company and written representations that no other reports were required, all filings required pursuant to Section 16(a) of the Exchange Act applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2004, except for a Form 4 for Rick Nichols that was required to be filed by February 4, 2004 and was filed on November 15, 2004 and a transaction for G. Chris Andersen that was required to be filed by January 8, 2004 and was filed on December 28, 2004.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of its employees, including the Company's principal executive officer, principal financial officer and principal accounting officer, among others. This code of ethics is a set of written standards reasonably designed to deter wrongdoing and to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the code. The Company periodically reviews, updates and revises its code of ethics when it considers appropriate. A copy of the current code of ethics is available at the Company's website, www.terex.com, in the "Corporate Governance" section of the "Investors" portion of the website. In addition, a copy of the code of ethics is available in print, without charge, to any stockholder who requests these materials from the Company.

ITEM 11. EXECUTIVE COMPENSATION

The Summary Compensation Table below shows the compensation for the past three fiscal years of the Company's Chief Executive Officer and its four other highest paid executive officers who had 2004 earned qualifying compensation in excess of $100,000 (the "Named Executive Officers").

                                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                                     ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                                 -------------------------  -------------------------------------------------
                                                                                    AWARDS                  PAYOUTS
                                                                            ----------------------  -------------------------
                                                                 OTHER      RESTRICTED  SECURITIES
                                                                 ANNUAL       STOCK     UNDERLYING                ALL OTHER
           NAME AND                                 BONUS     COMPENSATION    AWARDS     OPTIONS/      LTIP      COMPENSATION
      PRINCIPAL POSITION      YEAR   SALARY ($)     ($)(1)       ($)(2)       ($)(3)     SARS (#)   PAYOUTS ($)     ($)(4)
----------------------------  ----  -----------  -----------  ------------  ----------  ----------  -----------  ------------
Ronald M. DeFeo               2004  $   812,500  $ 1,000,000  $     50,319  $  634,400      40,000      -0-      $     37,254(5)
   Chairman, President,       2003      700,000    1,400,000        40,376     881,250      50,000  $ 1,908,000        35,307
   Chief Executive            2002      700,000      550,000        23,459     343,200      75,000      -0-            34,202
   Officer and Chief
   Operating Officer

Colin Robertson (6)           2004      458,175      300,563        35,242     262,875       5,000      -0-            45,048(7)
   President, Terex           2003      381,282      351,525        23,925     111,100      15,000      -0-            37,589
   Construction               2002      332,335      172,857        20,743      91,520      16,000      -0-            26,208

Robert Wilkerson (8)          2004      335,962      368,377           509     297,925       5,500      -0-             8,200
   Executive Vice President,  2003      298,664      375,000         7,767     111,100      15,000      -0-             8,000
   Chief Change Officer and   2002       77,652       50,000         2,214       -0-          -0-       -0-              -0-
   President Terex Aerial
   Work Platforms

Phillip C. Widman (9)         2004      381,250      122,000        27,172     751,000       6,000      -0-            35,579(10)
   Senior Vice President and  2003      356,250      255,000         7,337     111,100      15,000      -0-            38,824
   Chief Financial Officer    2002      102,083      100,000          -0-      401,800      20,000      -0-            10,563

Eric I Cohen                  2004      343,750      161,000        23,021     262,875       5,000      -0-             8,824
   Senior Vice President,     2003      325,000      205,000        17,706     111,100      15,000      212,000         8,330
   Secretary and General      2002      310,000      150,000        12,542      91,520      16,000      -0-            10,624
   Counsel

----------

(1) Bonuses for the Company's 2004 fiscal year were delayed in being paid to the Company's Named Executive Officers pending the completion of the Company's financial restatement process. Mr. DeFeo, Mr. Widman and Mr. Cohen have not yet received payment of their bonuses for the 2004 fiscal year, but it is anticipated that they will be paid their 2004 bonuses shortly after the filing of this Annual Report on Form 10-K. Mr. Robertson and Mr. Wilkerson have received 90% of their bonuses for the 2004 fiscal year and it is anticipated that they will be paid the remaining portion of their 2004 bonuses shortly after the filing of this Annual Report on Form 10-K.

(2) As part of its competitive compensation program, the Company provides its Named Executive Officers with certain perquisites and other personal benefits. As part of their compensation, each of the Named Executive Officers has received one or more of the following benefits: executive long term disability insurance, a company automobile, fuel reimbursement, club memberships, reimbursement for financial planning, and private use of Company aircraft. For Mr. DeFeo, such perquisites and personal benefits in 2004 included $20,953 for reimbursement of financial planning costs. Other Annual Compensation also includes any matching contribution to the Company's deferred compensation plan, which matching contribution is invested in Common Stock.

(3) On March 11, 2004, grants of Restricted Stock were made under the Terex Corporation 2000 Long-Term Incentive Plan (the "2000 Plan") to Mr. Robertson (7,500 shares), Mr. Wilkerson (8,500 shares), Mr. Widman (10,000 shares) and Mr. Cohen (7,500 shares). The value of the Restricted Stock granted to such Named Executive Officers set forth in the table above for 2004 is based on the closing stock price on the NYSE of the Common Stock of $35.05 per share on March 11, 2004. With respect to each grant of Restricted Stock made to a Named Executive Officer on March 11, 2004, the shares of Restricted Stock awarded vest in equal increments on each of the first four anniversaries of March 11, 2004. Upon the earliest to occur of a change in control of the Company or the death or disability of the recipient of the grant, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         On May 7, 2004, a grant of Restricted Stock was made under the 1996 Plan to Mr. DeFeo (20,000 shares). The value of the Restricted Stock granted to Mr. DeFeo set forth in the table above for 2004 is based on the closing stock price on the NYSE of the Common Stock of $31.72 per share on May 7, 2004. The shares of Restricted Stock awarded to Mr. DeFeo vest in equal increments on each of the first four anniversaries of May 7, 2004. Upon the earliest to occur of a change in control of the Company or the death or disability of Mr. DeFeo, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         On September 17, 2004, a grant of Restricted Stock was made under the 2000 Plan to Mr. Widman (10,000 shares). The value of the Restricted Stock granted to Mr. Widman set forth in the table above for 2004 is based on the closing stock price on the NYSE of the Common Stock of $40.05 per share on September 17, 2004. The shares of Restricted Stock awarded to Mr. Widman vest in equal increments on each of the first four anniversaries of September 17, 2004. Upon the earliest to occur of a change in control of the Company or the death or disability of Mr. Widman, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         On February 7, 2003, grants of Restricted Stock were made under the 2000 Plan to Mr. Robertson (10,000 shares), Mr. Wilkerson (10,000 shares), Mr. Widman (10,000 shares) and Mr. Cohen (10,000 shares). The value of the Restricted Stock granted to such Named Executive Officers set forth in the table above for 2003 is based on the closing stock price on the NYSE of the Common Stock of $11.11 per share on February 7, 2003. With respect to each grant of Restricted Stock made to a Named Executive Officer on February 7, 2003, the shares of Restricted Stock awarded vest in equal increments on each of the first four anniversaries of February 7, 2003. Upon the earliest to occur of a change in control of the Company or the death or disability of the recipient of the grant, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         On March 13, 2003, a grant of Restricted Stock was made under the 2000 Plan to Mr. DeFeo (75,000 shares). The value of the Restricted Stock granted to Mr. DeFeo set forth in the table above for 2003 is based on the closing stock price on the NYSE of the Common Stock of $11.75 per share on March 13, 2003. With respect to the grant of Restricted Stock made to Mr. DeFeo on March 13, 2003, 50,000 of the shares of Restricted Stock awarded, vest if and when the closing stock price on the NYSE equals or exceeds $22.34 and 25,000 of the shares of Restricted Stock awarded, vest if and when the closing stock price on the NYSE equals or exceeds $25.13. The 50,000 and 25,000 shares of Restricted Stock vested on August 18, 2003 and November 25, 2003, respectively. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         On March 19, 2002, grants of Restricted Stock were made under the 2000 Plan to Mr. DeFeo (15,000 shares), Mr. Robertson (4,000 shares) and Mr. Cohen (4,000 shares). The value of the Restricted Stock granted to such Named Executive Officers set forth in the table above for 2002 is based on the closing stock price on the NYSE of the Common Stock of $22.88 per share on March 19, 2002. With respect to each grant of Restricted Stock made to a Named Executive Officer on March 19, 2002, the shares of Restricted Stock awarded vest in equal increments on each of the first four anniversaries of March 19, 2002. Upon the earliest to occur of a change in control of the Company or the death or disability of the recipient of the grant, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         On September 17, 2002, Mr. Widman received a grant of 20,000 shares of Restricted Stock under the 2000 Plan. The value of the Restricted Stock granted to Mr. Widman set forth in the table above for 2002 is based on the closing stock price on the NYSE of the Common Stock of $20.09 per share on September 17, 2002. The shares of Restricted Stock awarded to Mr. Widman vest in equal increments on each of the first four anniversaries of September 17, 2002. Upon the earliest to occur of a change in control of the Company or the death or disability of Mr. Widman, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

         The aggregate value of all unvested restricted stockholdings as of December 31, 2004, based on a closing stock price on the NYSE of the Common Stock of $47.65 per share on that date, was: $1,667,750 for Mr. DeFeo, $875,569 for Mr. Robertson, $762,400 for Mr. Wilkerson, $1,786,875 for Mr. Widman and $1,226,988 for Mr. Cohen.

(4)      The amounts shown for 2004 include:

         (a) Company matching contributions to a defined contribution plan ($8,200 for each of Mr. DeFeo, Mr. Wilkerson and Mr. Widman and $6,500 for Mr. Cohen);
         (b) Company contributions to an employee stock purchase plan ($1,916 for Mr. DeFeo and $1,878 for Mr. Widman); and
         (c) Premiums paid by the Company with respect to life insurance for the benefit of the Named Executive Officers ($6,903 for Mr. DeFeo, $5,564 for Mr. Widman and $2,324 for Mr. Cohen).

(5) In addition to the amounts described in footnote (3), the amount shown for 2004 for Mr. DeFeo includes $20,235 paid to Mr. DeFeo for reimbursement of insurance premiums as part of Mr. DeFeo's compensation package.

(6) Mr. Robertson was appointed Executive Vice President, Operations of the Company on January 5, 2006. Mr. Robertson received his compensation in British pounds. Amounts shown are converted into U.S. dollars at an average rate of exchange for the applicable year (for 2004, one British pound = $1.8327; for 2003, one British pound = $1.635; and for 2002, one British pound = $1.5031).

(7) The amount shown for 2004 for Mr. Robertson includes a $45,048 contribution by the Company to an employee pension plan.

(8)      Mr. Wilkerson joined the Company on September 18, 2002.

(9)      Mr. Widman joined the Company on September 16, 2002.

(10) In addition to the amounts described in footnote (3), the amount shown for 2004 for Mr. Widman includes $19,937 paid to Mr. Widman pursuant to the Company's executive relocation program.

STOCK OPTION GRANTS IN 2004

The following table sets forth information on grants of stock options during 2004 to the Named Executive Officers. The number of stock options granted to the Named Executive Officers during 2004 is also listed in the Summary Compensation Table in the column entitled "Securities Underlying Options/SARs." The exercise price of the options equaled or exceeded the fair market price of the Common Stock at the time of the grant.

                         STOCK OPTION/SAR GRANTS IN 2004

                                                                INDIVIDUAL GRANTS
                        ------------------------------------------------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE VALUE
                          NUMBER OF                                                          AT ASSUMED ANNUAL RATES OF
                         SECURITIES       % OF TOTAL                                          STOCK PRICE APPRECIATION
                         UNDERLYING     OPTIONS GRANTED     EXERCISE OR                           FOR OPTION TERM
                           OPTIONS      TO EMPLOYEES IN     BASE PRICE       EXPIRATION    -----------------------------
      NAME              GRANTED(#)(1)     FISCAL YEAR         ($/SH)            DATE            5%($)          10%($)
-----------------       -------------   ---------------    -------------   -------------   -------------   -------------
Ronald M. DeFeo                40,000              12.0%   $       32.69        5/7/2014   $     822,343   $   2,083,978
Colin Robertson                 5,000               1.5%   $       34.69       3/11/2014   $     109,082   $     276,435
Robert Wilkerson                5,500               1.7%   $       34.69       3/11/2014   $     119,990   $     304,078
Phillip C. Widman               6,000               1.8%   $       34.69       3/11/2014   $     130,898   $     331,722
Eric I Cohen                    5,000               1.5%   $       34.69       3/11/2014   $     109,082   $     276,435

----------

(1) These options were granted under the 2000 Plan, except for Mr. DeFeo's options, which were granted under the 1996 Terex Corporation Long Term Incentive Plan. These options vest in equal one-quarter installments on the anniversary date of the grant over a four-year period.

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

The table below summarizes options exercised during 2004 and year-end option values of the Named Executive Officers listed in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                         OPTIONS AT YEAR-END (#)        AT YEAR-END ($)(1)
                      SHARES ACQUIRED  VALUE REALIZED   -------------------------   -------------------------
      NAME            ON EXERCISE (#)       ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-----------------     ---------------  --------------   -------------------------   -------------------------
Ronald M. DeFeo            12,000      $      395,660             293,750/121,250   $    7,478,125/$3,212,025
Colin Robertson            15,500      $      331,515               39,750/29,250   $      1,167,400/$830,163
Robert Wilkerson               -0-     $            0                3,750/16,750   $        136,238/$479,993
Phillip C. Widman              -0-     $            0               13,750/27,250   $        411,838/$762,073
Eric I Cohen                5,000      $       79,900               53,000/33,000   $      1,615,075/$945,850

----------

(1) Based on the closing price of the Company's Common Stock on the NYSE on December 31, 2004 of $47.65.

LONG-TERM INCENTIVE PLAN AWARDS IN 2004

The following table provides information concerning long-term compensation awards made during 2004 under the Terex Corporation 1999 Long-Term Incentive Plan ("LTIP") to the Named Executive Officers listed in the Summary Compensation Table. In addition, long-term compensation awards were previously made in 2002 to each of Messrs. DeFeo, Robertson, Widman and Cohen, which awards vest fully on December 31, 2006.

                     LONG-TERM INCENTIVE PLAN AWARDS IN 2004

                                                            ESTIMATED FUTURE
                                                             PAYOUTS UNDER
                                                         NON-STOCK PRICE-BASED
                       NUMBER OF        PERFORMANCE              PLANS
                     SHARES, UNITS    OR OTHER PERIOD    ---------------------
                    OR OTHER RIGHTS   UNTIL MATURATION          MAXIMUM
NAME                    (#)(1)           OR PAYOUT            ($)(2), (3)
-----------------   ---------------   ----------------   ---------------------
Ronald M. DeFeo                -0-                  --                   -0-
Colin Robertson                -0-                  --                   -0-
Robert Wilkerson           23,350              5 years      $     2,521,800
Phillip C. Widman              -0-                  --                   -0-
Eric I Cohen                   -0-                  --                   -0-

----------

(1) Units of participation under the LTIP were granted as of January 1, 2004 and vest fully on December 31, 2008, or earlier if they obtain their maximum cumulative unit value before that date. A unit's incremental value is calculated for the first three years of its term, and these incremental values are cumulated to obtain the unit's cumulative value upon maturity, which is capped at $108. Incremental unit value is determined annually by calculating the product of (a) the closing price of a share of Common Stock at the close of the year prior to the date of grant (for awards made in 2004, $28.48) multiplied by
(b) 85% of the percentage by which earnings per share for such year exceeds earnings per share for the year prior to the date of grant. If earnings per share for any year are not at least 105% of the prior year's earnings per share, then no incremental unit value is accumulated for such year.

(2) The maximum cumulative value of a unit of participation under the LTIP is $108.

(3) No amounts are shown as "target" or "threshold" future payments because no such payment levels are set or contemplated under the LTIP.

PENSION PLANS

The Company adopted a Supplemental Executive Retirement Plan ("SERP") effective October 1, 2002. The SERP is intended to provide certain senior executives of the Company with retirement benefits in recognition of their contributions to the long-term growth of the Company. The table below shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications.

                               PENSION PLAN TABLE

                                YEARS OF SERVICE

       COMPENSATION              15              20               25              30
      --------------        -----------     ------------     ------------    ------------
      $      250,000        $    75,000     $    100,000     $    100,000    $    100,000
             500,000            150,000          200,000          200,000         200,000
             750,000            225,000          300,000          300,000         300,000
           1,000,000            300,000          400,000          400,000         400,000
           1,250,000            375,000          500,000          500,000         500,000
           1,500,000            450,000          600,000          600,000         600,000
           1,750,000            525,000          700,000          700,000         700,000
           2,000,000            600,000          800,000          800,000         800,000
           2,250,000            675,000          900,000          900,000         900,000
           2,500,000            750,000        1,000,000        1,000,000       1,000,000

The compensation covered by the SERP is based on a participant's final five-year average of annual salary and bonus. As of December 31, 2004, the Named Executive Officers participating in the SERP had the following estimated credited years of benefit service for purposes of the SERP: Ronald M. DeFeo - 13 years; Colin Robertson - 10 years; Phillip C. Widman - 2 years and Eric I

Cohen - 7 years. Benefits are computed assuming a normal retirement age ("NRA") of 65 or when age plus years of service first equal 90. Benefits accrue at 2% of average compensation per year of service, payable at the NRA, up to a maximum of 20 years of service. Benefits are payable monthly as a life annuity with 120 monthly payments guaranteed. Benefits are reduced by 50% for Social Security payments and 100% for any other Company-paid retirement benefits.

The Company also maintains four defined benefit pension plans covering certain domestic employees, including, as described below, certain officers of the Company or its subsidiaries. Retirement benefits for the plans covering the salaried employees are based primarily on years of service and employees' qualifying compensation during the final years of employment. In addition, certain of the Company's foreign subsidiaries maintain defined benefit pension plans for their employees and/or executives.

Mr. DeFeo participates in the Terex Corporation Salaried Employees' Retirement Plan, which was merged into the Terex Corporation Retirement Program for Salaried Employees on June 30, 2000 (the "Retirement Plan"). None of the other Named Executive Officers participate in the Retirement Plan. Participants in the Retirement Plan with five or more years of eligible service are fully vested and entitled to annual pension benefits beginning at age 65. Retirement benefits under the Retirement Plan for Mr. DeFeo are equal to the product of (i) the participant's years of service (as defined in the Retirement Plan) and (ii) 1.08% of final average earnings (as defined in the Retirement Plan) plus 0.65% of such compensation in excess of amounts shown on the applicable Social Security Integration Table. Service in excess of 25 years is not recognized. There is no offset for primary Social Security. Participation in the Retirement Plan was frozen as of May 7, 1993, and no participants, including Mr. DeFeo, will be credited with service following such date. However, participants not currently fully vested will be credited with service for purposes of determining vesting only. The annual retirement benefits payable at normal retirement age under the Retirement Plan will be $4,503 for Mr. DeFeo.

Mr. Robertson has participated since 1994 in the Terex Equipment Pension Scheme maintained by Terex Equipment Limited, one of the Company's foreign subsidiaries. Contributions to the pension plan are 10% of base salary from Terex Equipment Limited and 5% of base salary from the employee. At the normal retirement age of 65, Mr. Robertson's projected pension would be 2/3 of the earnings cap on pensions, less any retained benefits. At December 31, 2004, the annual earnings cap was approximately $195,700.

COMPENSATION OF DIRECTORS

Directors who are employees of the Company receive no additional compensation by virtue of their being directors of the Company. For their service, outside directors receive an annual retainer, as described below. All directors of the Company are reimbursed for travel, lodging and related expenses incurred in attending Board and committee meetings.

The compensation program for outside directors is designed primarily to encourage outside directors to receive the annual retainer for Board service in Common Stock or in options for Common Stock, or both, to enable directors to defer receipt of their fees and to satisfy the Company's Common Stock ownership objective for outside directors.

Under the program, outside directors receive annually the equivalent of $50,000 for service as a Board member (or a prorated amount if a director's service begins other than on the first day of the year). Each director elects annually, for the particular year, to receive this fee in (i) shares of Common Stock currently, (ii) options to purchase shares of Common Stock currently, (iii) cash to be contributed to the Company's Deferred Compensation Plan, or (iv) any combination of the three preceding alternatives. The total for any year of the
(i) number of shares paid and (ii) the number of shares covered by options granted may not exceed 7,500 (as such number may be adjusted to take into account any change in the capital structure of the Company by reason of any stock split, stock dividend or recapitalization). If a director elects to receive shares of Common Stock currently, then 40% of this annual retainer (or $20,000) is paid in cash to offset the tax liability related to such election. If a director elects to receive cash, this cash must be contributed into the Common Stock account of the Company's Deferred Compensation Plan, unless the director has already satisfied the Company's Common Stock ownership objective described below, in which case the funds may be invested in an interest-bearing account in the Company's Deferred Compensation Plan.

For purposes of calculating the number of shares of Common Stock or number of options into which the fixed sum translates, Common Stock is valued at its closing price on the NYSE on the payment or grant date (the first trading day of any year or any other applicable date). In respect of options that a director elects to receive, the price of the Common Stock, determined as above, is adjusted to reflect year-to-year volatility in the market price of the Common Stock. This adjusted price is the value of the underlying option at the time of grant. For 2004 the options were valued at 25% of fair market value of Common Stock on the date of grant. Options vest immediately upon grant and have a ten-year term.

Directors receive a fee of $1,000 for each Board or committee meeting attended in person and $500 for each Board or committee meeting attended telephonically. However, directors do not receive any fees for attending a committee meeting when the committee meeting is held on the same day as a Board meeting. In addition, each director who serves as chairperson of a committee of the Board receives an annual retainer of $10,000, payable in cash, and each director who serves as a member of a committee (including any committee that the director chairs) receives an annual retainer of $5,000, payable in cash. For a director whose service begins other than on the first day of the year, any retainer is prorated. Directors may elect to defer receipt of retainers for committee service into the Company's Deferred Compensation Plan.

Any Board or committee retainers or meeting fees that are deferred into the Common Stock account receive a matching 25% contribution from the Company in Common Stock. Board retainers, committee retainers and meeting fees (or portions of either) may also be deferred to an interest-bearing account under the Company's Deferred Compensation Plan and earn interest, which is compounded annually. The rate of interest for 2004 was approximately 6.06% per annum. Payment of any deferral (whether in Common Stock or cash) is deferred until the director's termination of service or such earlier date as the director specifies when electing the applicable deferral.

The Company's director compensation program also establishes a Common Stock ownership objective for outside directors. Each director is expected to accumulate, over the three-year period commencing January 1, 2000, or, if later, the first three years of Board service beginning on or after January 1, 2000, the number of shares of Common Stock that is equal in market value to three times the annual retainer for Board service ($150,000). Once this ownership objective is achieved, the director is expected to maintain such minimum ownership level. The intent is to encourage acquisition and retention of Common Stock by directors, evidencing the alignment of their interests with the interests of stockholders. To this end, each new director will receive an award of shares of Common Stock having a market value of $25,000 on the date of the award. Each new director must defer receipt of this award under the Company's Deferred Compensation Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

The Company and Ronald M. DeFeo entered into an Employment and Compensation Agreement dated as of July 1, 2005 (the "DeFeo Agreement"). The DeFeo Agreement became effective upon the expiration of the previous employment agreement between Terex and Mr. DeFeo, dated January 1, 2002, as amended, which expired by its terms on June 30, 2005.

Pursuant to the DeFeo Agreement, Mr. DeFeo's term of employment with Terex as Chief Executive Officer, reporting to the Board of Directors of Terex (the "Board"), extends through December 31, 2012. In the event of a Change in Control (as such term is defined in the DeFeo Agreement) on or prior to December 31, 2012, Mr. DeFeo's term of employment would continue until the later of December 31, 2012 or 36 months after such Change in Control.

Under the DeFeo Agreement, Mr. DeFeo is to receive an initial annual base salary of $850,000, subject to increase by the Board, as well as annual bonuses and long-term incentive compensation during his term of employment in accordance with any plan or plans established by the Company. The Company also agrees to use its best efforts to have Mr. DeFeo elected as a member of the Board and, consistent with generally accepted best corporate governance standards, Chairman of the Board during the term of the DeFeo Agreement.

If Mr. DeFeo's employment with the Company is terminated for any reason, including for Cause (as such term is defined in the DeFeo Agreement), due to Mr. DeFeo's death or disability, or by Mr. DeFeo voluntarily, or if Mr. DeFeo elects not to extend the DeFeo Agreement at the end of its term, Mr. DeFeo or his beneficiary is to receive, in addition to his salary, bonus and other compensation earned through the time of such termination, (i) any deferred compensation then in effect, (ii) any other compensation or benefits that have vested through the date of termination or to which Mr. DeFeo may then be entitled, including long term incentive compensation awards, stock and stock option awards, and (iii) reimbursement of expenses incurred by Mr. DeFeo through the date of termination but not yet reimbursed. If Mr. DeFeo's employment with the Company is terminated as the result of Mr. DeFeo's death or disability, then Mr. DeFeo or his beneficiary would also be entitled to receive a prorated portion of his bonus for the fiscal year during which such termination occurs.

If Mr. DeFeo's employment with the Company is terminated by the Company without Cause or by Mr. DeFeo for Good Reason (as such term is defined in the DeFeo Agreement), or if the Company elects not to extend the DeFeo Agreement at the end of its term, Mr. DeFeo is to receive, in addition to his salary, bonus and other compensation earned through the time of such termination, (i) two times his base salary, (ii) two times the average of his annual bonuses for the two calendar years preceding termination, (iii) a prorated portion of his bonus for the fiscal year during which such termination occurs, (iv) continuing insurance coverage for up to two years from termination, (v) immediate vesting of non-performance based unvested stock options and stock grants with a period of one year following termination to exercise his options, and (vi) continuation of all other benefits in effect at the time of termination for up to two years from termination. The cash portion of this payment is spread over a 13-month period following the date of termination, except if such termination occurs within 24 months following a Change in Control, in which event the cash portion is to be paid in a lump sum. In addition, if Mr. DeFeo's employment is terminated by the Company without Cause or by Mr. DeFeo for Good Reason within 24 months following a Change in Control, Mr. DeFeo is entitled to (A) the greater of (1) the sum of
(i), (ii) and (iii) above and (2) an amount equal to all compensation required to be paid to Mr. DeFeo for the balance of the term of the DeFeo Agreement, (B) the immediate vesting of any unvested performance stock options, stock grants, long term incentive compensation awards and other similar awards, with a period of one year following termination to exercise any such options and (C) any amounts payable under the Terex Supplemental Executive Retirement Plan for the number of years of service achieved by Mr. DeFeo on the date of termination.

The DeFeo Agreement also provides for additional payments to Mr. DeFeo in the event that any payments under the DeFeo Agreement are subject to excise tax under the Internal Revenue Code of 1986, as amended, such that Mr. DeFeo retains an amount of such additional payments equal to the amount of such excise tax.

The DeFeo Agreement requires Mr. DeFeo to keep certain information of the Company confidential during his employment and thereafter. The DeFeo Agreement also contains an agreement by Mr. DeFeo not to compete with the business of the Company during his term of employment with the Company and for a period of 18 months thereafter (24 months thereafter, if the date of Mr. DeFeo's termination is within 24 months following a Change in Control).

As soon as legally permissible and reasonably practicable after the execution of the DeFeo Agreement, Mr. DeFeo shall receive a restricted stock award of 100,000 shares which shall vest as follows: (i) 30,000 shares shall vest 10,000 per annum over three years beginning on March 31, 2006, provided that Terex's Return on Invested Capital (as such term is defined in the DeFeo Agreement) equals or exceeds 20% for such prior calendar year; (ii) 35,000 shares shall vest on March 31, 2009 in the event that Terex's Return on Invested Capital for each of the four calendar years 2005, 2006, 2007 and 2008 equals or exceeds the average Return on Invested Capital of the Machinery Group (as such term is defined in the DeFeo Agreement) for each of those four years; provided, however, that in the event Terex's Return on Invested Capital for each of the four calendar years 2005, 2006, 2007 and 2008 is less than the average Return on Invested Capital of the Machinery Group for each of those four years, but Terex's average Return on Invested Capital for any three of such four years equals or exceeds the average Return on Invested Capital for the Machinery Group for the comparable three years, then 20,000 shares (of the 35,000 shares provided for in this clause
(ii)) shall vest on March 31, 2009 and (iii) 35,000 shares shall vest on March 31, 2009 in the event that the ratio of Terex's average Return on Invested Capital for the three calendar years 2006, 2007 and 2008 to the average Return on Invested Capital of the Diversified Industrial Group (as such term is defined in the DeFeo Agreement) for 2006, 2007 and 2008 (the "Three Year Ratio") equals or exceeds 110% of the ratio that Terex's average Return on Invested Capital for 2005 bears to the average Return on Invested Capital of the Diversified Industrial Group for 2005 (the "2005 Ratio"); provided, however, that 20,000 shares (of the 35,000 shares provided for in this clause (iii)) shall vest on March 31, 2009 if the Three Year Ratio equals or exceeds 100% of the 2005 Ratio but is less than 110% of the 2005 Ratio.

The Company and Colin Robertson entered into an Offer Letter dated as of January 5, 2006 (the "Robertson Letter"). Pursuant to the Robertson Letter, Mr. Robertson's employment with the Company as Executive Vice President, Operations, reporting to Ronald M. DeFeo, the Chairman, President and Chief Executive Officer of the Company, is strictly at will. However, termination of employment by Mr. Robertson is subject to twelve (12) months written notice from him to the Company.

Under the Robertson Letter, Mr. Robertson is to receive an initial annual base salary of $525,000, subject to review periodically by the Compensation Committee of the Board of Directors, as well as annual bonuses and long-term incentive compensation in accordance with any plan or plans established by the Company. Mr. Robertson will continue to be eligible to participate in the Terex SERP and will receive additional benefits, including reimbursement of certain relocation expenses and a company car.

As soon as practicable and to the extent permitted by law, Mr. Robertson will receive a grant of 10,000 shares of Terex common stock as well as an option to purchase 5,000 shares of Terex common stock at the closing price of a share of Terex common stock on the trading day immediately preceding the date of the award. All shares and options will typically vest ratably over a four-year period.

If the Company appoints a new Chief Operating Officer of the Company, other than Mr. Robertson, on or before December 31, 2008, then under certain circumstances Mr. Robertson will be entitled to receive severance benefits equal to his annual base salary.

The Robertson Letter requires Mr. Robertson to keep certain information of the Company confidential during his employment and thereafter. The Robertson Letter also contains an agreement by Mr. Robertson not to compete with the business of the Company during his term of employment with the Company and for a period of twelve (12) months thereafter. In addition, Mr. Robertson agrees that he will not at any time during the period of his employment with the Company and for a period of eighteen (18) months thereafter, directly or indirectly, engage in any business or own or control any interest in, or act as a director, officer, employee, agent or consultant of certain specified competitors of the Company.

The Company and each of Colin Robertson, Robert R. Wilkerson, Phillip C. Widman and Eric I Cohen (each an "Executive") has a Change in Control and Severance Agreement (the "Executive Agreements"). The Company and Colin Robertson are party to a Change in Control and Severance Agreement dated as of March 16, 2004, the Company and Mr. Widman are party to a Change in Control and Severance Agreement dated as of March 24, 2004, the Company and Mr. Wilkerson are party to a Change in Control and Severance Agreement dated as of September 18, 2002, and the Company and Mr. Cohen are party to a Change in Control and Severance Agreement dated as of April 1, 2002. Mr. Wilkerson and Mr. Cohen each signed an extension of his Executive Agreement on March 15, 2004.

If an Executive's employment with the Company is terminated within 24 months following a Change in Control (or, in the case of Mr. Widman, concurrent with, or in contemplation of, a Change in Control), other than for Cause, by reason of death or Permanent Disability, or by the Executive without Good Reason (each as defined in the Executive Agreements), the Executive is to receive (i) two times his base salary, (ii) two times his annual bonus for the last calendar year preceding termination, and (iii) any accrued vacation pay. This payment is to be paid in a lump sum simultaneously with the Executive's termination. The Executive Agreements also provide for additional payments to the Executives in the event that any payments under the Executive Agreements are subject to excise tax under the Code, such that the Executive retains an amount of such additional payments equal to the amount of such excise tax.

In addition, if an Executive is so terminated within 24 months following a Change in Control (or, in the case of Mr. Widman, concurrent with, or in contemplation of, a Change in Control), the Executive also will receive (a) immediate vesting of unvested stock options and stock grants, with a period of six months following termination to exercise his options, (b) immediate vesting of all unvested units granted under the LTIP, (c) continuing insurance coverage for up to 24 months from termination, and (d) continuation of all other benefits in effect at the time of termination for up to 24 months from termination.

In the event an Executive's employment with the Company is terminated by the Company without Cause or by the Executive for Good Reason (other than in connection with a Change in Control), the Company is to pay the Executive (i) two times his base salary, (ii) two times his annual bonus for the last calendar year preceding termination and (iii) any accrued vacation pay in 24 equal monthly payments. In such event, the Executive would also have the right to exercise any stock options, LTIP awards or similar awards for at least six months following termination, and would continue to vest in options and stock awards granted under the Company's incentive plans for 24 months from the date of termination. In addition, the Company would also provide continuing insurance coverage and continuation of all other benefits in effect at the time of termination for up to 24 months from termination.

As part of the Executive Agreements, the Executives agree to keep confidential certain Company information and not to disparage the Company. In addition, in the cases of Mr. Widman, Mr. Robertson and Mr. Wilkerson, the Executive agrees that, for a period of 12, 18 and 18 months, respectively, following his date of termination (or 24 months following such termination, if such termination is within 24 months following a Change in Control), the Executive will not, without the prior written consent of the Company, directly or indirectly engage in any Competitive Business (as such term is defined in Mr. Widman's, Mr. Robertson's and Mr. Wilkerson's Executive Agreement) nor solicit, induce or entice any employee of the Company to leave the Company. Each Executive Agreement remains in effect until the earliest of: (i) termination of the Executive's employment prior to a Change in Control (other than termination in anticipation of a Change in Control) by the Company for Cause, by the Executive for any reason other than Good Reason or by reason of the Executive's death or Permanent Disability; (ii) termination of the Executive's employment with the Company following a Change in Control, by reason of death or Permanent Disability, by the Company for Cause or by the Executive for any reason other than Good Reason; or (iii) three years after the date of a Change in Control; however, each Executive Agreement terminates approximately two years after its effective date if the Executive is still in the employ of the Company at such time and a Change in Control has not yet occurred and is not reasonably expected to occur within six months thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board, recommending compensation for executive officers, including the Named Executive Officers, at the end of 2004 consisted of G. Chris Andersen, Don DeFosset, William H. Fike, David A. Sachs and J.C. Watts, Jr. There are no Compensation Committee interlocks or insider participation with respect to such individuals.

COMPENSATION COMMITTEE REPORT

Executive Compensation Philosophy

The objectives of the Company's executive compensation program are to: (i) attract and retain executives with the skills critical to the long-term success of the Company, (ii) motivate and reward individual and team performance in attaining business objectives and maximizing stockholder value and (iii) link a significant portion of compensation to appreciation in the price of the Company's stock, so as to align the interests of the executive officers with those of the stockholders.

To meet these objectives, the total compensation program is designed to be competitive with the programs of other corporations of comparable revenue size in industries with which the Company competes for customers and executives and to be fair and equitable to both the executive and the Company. Consideration is given to the executive's overall responsibilities, professional qualifications, business experience, job performance, technical expertise and career potential and the combined value of these factors to the Company's long-term performance and growth.

Executive Compensation Program

Each year the Compensation Committee (the "Committee"), which is comprised entirely of independent directors, determines the compensation arrangements for the Company's executive officers, including the individuals whose compensation is detailed in this Proxy Statement. The executive compensation program has three principal components: salary, short-term incentive compensation (annual bonus) and long-term incentive compensation, each of which is described below. While the components of compensation are considered separately, the Committee takes into account the full compensation package afforded by the Company to the individual executive.

Salary

Salary is determined by evaluating the responsibilities of the position held, the individual's past experience, current performance and the competitive marketplace for executive talent. Salary ranges for the Company's executive officers are comparable to salary ranges of executives at companies of similar size, as reported in data available to the Committee.

Annual Bonus

In addition to salary, each executive officer is eligible for an annual bonus under the Company's general executive bonus plan. As discussed below, the bonus of the Chief Executive Officer (the "CEO") in 2004 was determined under a different plan. Bonuses are paid for attainment of (i) Company operating profit and cash flow goals established annually and (ii) specific performance goals established for each executive officer at the beginning of each year. The Committee believes that bonuses paid to these individuals, including those whose compensation is reported in the Summary Compensation Table, reflect the level of achievement of Company goals and individual performance goals during 2004.

Long-Term Incentive Compensation

The purpose of long-term awards, currently in the form of stock options, grants of Common Stock including Restricted Stock, and grants under the LTIP, is to align the interests of the executive officers with the interests of the stockholders. Additionally, long-term awards offer executive officers an incentive for the achievement of superior performance over time and foster the retention of key management personnel. In determining stock option, Common Stock and LTIP grants, the Committee bases its decision on the individual's performance and potential to improve stockholder value and on the relationship of equity and objective performance goals to the other components of the individual's compensation.

CEO Compensation

The compensation of the CEO is determined pursuant to the principles stated above. Specific consideration is given to the CEO's responsibilities and experience in the industry and the compensation package of chief executive officers of comparable companies. In order to determine an appropriate overall level of compensation for Mr. DeFeo for 2004, the Committee retained an outside consultant and also considered information relating to the compensation of CEOs at comparable companies.

In appraising the CEO's performance during 2004, the Committee noted that net sales for the Company for 2004 were $5.0 billion, an increase of over 28% from the Company's 2003 net sales of $3.9 billion. The Committee considered the Company's earnings per share of $6.34 in 2004, and earnings per share in 2004 of $2.41 excluding special charges, as compared to a loss per share of $4.75 in 2003. The Committee also took into account that the Company was able to continue to reduce its debt by $162.8 million in 2004.

The Committee particularly noted the improvement in the Company's stock price during 2004, which increased over 67% from $28.48 at December 31, 2003 to $47.65 at December 31, 2004. As part of its review, the Committee compared the Company's performance with that of various other companies in the construction, infrastructure and surface mining equipment manufacturing sector, and noted that the Company generally performed favorably, especially with respect to its return on invested capital, increase in enterprise value and growth of market capitalization as compared to the performance of these other companies.

The Committee noted that the CEO guided the Company in making further investments in 2004. The CEO oversaw the acquisition of the Reedrill drilling equipment business and a component manufacturing facility in Mexico, and was the major force behind the Company's business development activities in China and India. In addition, the CEO invested a significant amount of time in reaching an agreement with Caterpillar Inc. to market the Company's mining shovels through the Caterpillar distribution network.

The Committee noted the CEO's leadership in establishing a "Think Terex" culture across the Company in 2004. The Committee reviewed the CEO's oversight of the Terex Improvement Program in 2004 and his preparation for the introduction of the Terex Business System at the start of 2005. They noted the CEO's efforts to institute viable strategic and human resources plans at the Company, and his oversight of changes in senior management and reporting within the organization, including the creation of a new Materials Processing & Mining group headed by Rick Nichols, appointing Robert Wilkerson as the Company's Chief Change Officer, overseeing changes in the reporting structure for the Company's finance group, and allocating new responsibilities among other members of senior management.

The Committee noted that the CEO invested a significant amount of time in dealing with the Company's intercompany account imbalance situation and various other financial reporting issues in 2004, including compliance with the requirements of the Sarbanes-Oxley Act with respect to disclosure controls and internal controls over financial reporting.

The Committee also recognized that, since becoming CEO in 1995, Mr. DeFeo continues to be the principal architect in transforming Terex and positioning the Company for the future.

The Committee established an annual salary for Mr. DeFeo of $850,000, effective April 1, 2004. Mr. DeFeo was scheduled to earn a formula bonus for 2004, based on his achievement of predetermined performance goals related to return on invested capital, earnings per share, management of working capital and reduction of debt. While Mr. DeFeo was not personally involved in the issues and errors that gave rise to the need to restate the Company's financial statements for the years ended 2000, 2001, 2002 and 2003, the Committee determined that, as CEO, Mr. DeFeo should share responsibility for such issues and errors. Accordingly, the Committee determined that Mr. DeFeo's formula bonus for 2004, scheduled to be $1,547,000 would be reduced by approximately 35%, resulting in a total bonus for 2004 to Mr. DeFeo of $1,000,000. Payment of Mr. DeFeo's bonus for the Company's 2004 fiscal year has been delayed pending the completion of the Company's financial restatement process and is intended to be paid shortly after the filing of this Annual Report on Form 10-K.

Deductibility of Executive Compensation

Section 162(m) of the Code limits to $1 million a year the deduction that a publicly held corporation may take for compensation paid to each of its chief executive officer and four other most highly compensated employees unless the compensation is "performance-based." Performance-based compensation must be based on the achievement of preestablished, objective performance goals under a plan approved by stockholders.

In order to reduce or eliminate the amount of compensation that would not qualify for a tax deduction should the compensation of the CEO or any other executive officer exceed $1 million in any year, the Company's LTIP and 2004 Annual Incentive Compensation Plan were submitted to and approved by stockholders at the Company's 1999 and 2004 meeting, respectively, so that amounts earned thereunder by certain employees will qualify as performance-based.

                                                        COMPENSATION COMMITTEE

                                                        G. CHRIS ANDERSEN
                                                        DON DEFOSSET
                                                        WILLIAM H. FIKE
                                                        DAVID A. SACHS
                                                        J.C. WATTS, JR.

PERFORMANCE GRAPH

The following stock performance graph is intended to show the Company's stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in the Company's Common Stock, the Standard & Poor's 500 Stock Index and a peer group of comparable companies ("Index") for the period commencing December 31, 1999 through December 31, 2004. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

The Index consists of the following companies, which are in similar lines of business as the Company: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc., Joy Global Inc. (since 2001) and Manitowoc Co. The companies in the Index are weighted by market capitalization.

                             CUMULATIVE TOTAL RETURN
          BASED UPON AN INITIAL INVESTMENT OF $100 ON DECEMBER 31, 1999
                            WITH DIVIDENDS REINVESTED


[Graphic - Graph illustrating Cumulative Total Return using the data below:
Source: Georgeson Shareholder Communications Inc.]

                             CUMULATIVE TOTAL RETURN
          BASED UPON AN INITIAL INVESTMENT OF $100 ON DECEMBER 31, 1999
                            WITH DIVIDENDS REINVESTED

                          DEC-99       DEC-00       DEC-01       DEC-02       DEC-03       DEC-04
                        ----------   ----------   ----------   ----------   ----------   ----------
Terex Corp.             $      100   $       58   $       63   $       40   $      103   $      172
                        ----------   ----------   ----------   ----------   ----------   ----------
S&P 500(R)              $      100   $       91   $       80   $       62   $       80   $       89
                        ----------   ----------   ----------   ----------   ----------   ----------
Custom Composite Index
(7 Stocks)              $      100   $       99   $      103   $       96   $      157   $      188
                        ----------   ----------   ----------   ----------   ----------   ----------

THE CUSTOM COMPOSITE INDEX CONSISTS OF ASTEC INDUSTRIES, INC., CATERPILLAR INC., CNH GLOBAL N.V., DEERE & CO., JLG INDUSTRIES, INC., JOY GLOBAL INC. (SINCE 3Q01) AND MANITOWOC CO.

COPYRIGHT (C) 2005, STANDARD & POOR'S, A DIVISION OF THE MCGRAW-HILL COMPANIES, INC. ALL RIGHTS RESERVED.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company's equity compensation plans as of December 31, 2004.

                                                                                      NUMBER OF
                                                                                      SECURITIES
                                                                                 REMAINING AVAILABLE
                                                NUMBER OF          WEIGHTED           FOR FUTURE
                                             SECURITIES TO BE      AVERAGE             ISSUANCE
                                               ISSUED UPON         EXERCISE          UNDER EQUITY
                                               EXERCISE OF         PRICE OF          COMPENSATION
                                               OUTSTANDING       OUTSTANDING            PLANS
                                                 OPTIONS,          OPTIONS,     (EXCLUDING SECURITIES
                                                 WARRANTS          WARRANTS           REFLECTED
PLAN CATEGORY                                 AND RIGHTS (a)    AND RIGHTS (b)    IN COLUMN (a)) (c)
-----------------------------------------    ----------------   --------------  ---------------------
Equity compensation plans approved by
shareholders                                        2,237,605   $        19.50              2,810,960
Equity compensation plans not approved by
shareholders (1)                                           --               --                     --
                                             ----------------                   ---------------------
Total                                               2,237,605   $        19.50              2,810,960
                                             ================                   =====================

         (1) Does not include options assumed in connection with the Company's acquisition of CMI Corporation ("CMI") in 2001. As of December 31, 2004, there were 2,200 options outstanding as a result of the Company's assumption of options granted by CMI, with a weighted-average exercise price of $42.58. The Company has not made, and will not make, any grants or awards under the CMI equity compensation plan.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Company's Common Stock, by each director, by each executive officer of the Company named in the summary compensation table below, and by all directors and executive officers as a group, as of January 12, 2006 (unless otherwise indicated below). Each person named in the following table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Shares of Common Stock that any person has a right to acquire within 60 days after January 12, 2006, pursuant to an exercise of options or otherwise, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table.

                                                     AMOUNT AND NATURE OF       PERCENT
       NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP       OF CLASS
------------------------------------------------     --------------------       --------
Neuberger Berman, Inc.                                   4,799,975 (1)             9.6%
         605 Third Avenue
         New York, NY 10158

G. Chris Andersen                                          149,583 (2)              *
         c/o G.C. Andersen Partners, LLC
         1330 Avenue of the Americas, 36th Floor
         New York, NY 10019

Paula H. J. Cholmondeley                                     4,230                  *
         c/o The Sorrel Group
         P.O. Box 490
         Brookline, MA 02446

Ronald M. DeFeo                                            703,905 (3)             1.4%
         c/o Terex Corporation
         500 Post Road East
         Westport, CT 06880

Don DeFosset                                                27,850 (4)              *
         4221 W. Boy Scout Blvd., Suite 1000
         Tampa, FL 33607

                                                     AMOUNT AND NATURE OF       PERCENT
       NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP       OF CLASS
------------------------------------------------     --------------------       --------
William H. Fike                                             47,600 (5)              *
         c/o Fike & Associates
         6282 Lakeshore Road
         Lakeshore, MI 48059

Dr. Donald P. Jacobs                                        37,656 (6)              *
         c/o J.L. Kellogg Graduate School of
         Management
         Northwestern University
         2001 Sheridan Road
         Evanston, IL 60208

David A. Sachs                                             160,153 (7)              *
         c/o Ares Management, L.P.
         1999 Avenue of the Stars, Suite 1900
         Los Angeles, CA 90067

J.C. Watts, Jr.                                             12,431                  *
         c/o J. C. Watts Companies
         600 13th Street, NW, Suite 790
         Washington, D.C. 20005

Helge H. Wehmeier                                           23,829                  *
         "Hillside"
         Blackburn Road
         Sewickley, PA 15143

Colin Robertson                                             93,875 (8)              *
         c/o Terex Corporation
         500 Post Road East
         Westport, CT 06880

Robert Wilkerson                                           864,471 (9)             1.7%
         c/o Terex Corporation
         500 Post Road East
         Westport, CT 06880

Phillip C. Widman                                           79,657 (10)             *
         c/o Terex Corporation
         500 Post Road East
         Westport, CT 06880

Eric I Cohen                                               123,391 (11)             *
         c/o Terex Corporation
         500 Post Road East
         Westport, CT 06880

All directors and executive officers                     2,727,053 (12)            5.3%
         as a group (18 persons)

*        Amount owned does not exceed one percent (1%) of the class so owned.

(1)      Neuberger Berman, Inc. ownership information is updated to reflect a
         Schedule 13G, dated February 14, 2006, disclosing the beneficial ownership of 4,799,975 shares of Common Stock.

(2) Includes 21,841 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(3) Includes 363,125 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(4) Includes 7,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(5) Includes 5,231 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(6) Includes 14,413 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(7) Includes 3,800 shares of Common Stock owned by Mr. Sachs' wife. Mr. Sachs disclaims the beneficial ownership of such shares. Also includes 30,326 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(8) Includes 475 shares of Common Stock owned by Mr. Robertson's wife or issuable upon the exercise of options exercisable within 60 days by Mr. Robertson's wife. Mr. Robertson disclaims the beneficial ownership of such shares. Also includes 58,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(9) Includes 70,012 shares of Common Stock owned by Wilkerson Limited Partnership. Also includes 14,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(10) Includes 29,250 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(11) Includes 75,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

(12) Includes 831,311 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 2, 2000, the Company made a loan to Ronald M. DeFeo, the Chairman, Chief Executive Officer, President and Chief Operating Officer of the Company, in the amount of $3 million. The purpose of the loan was to enable Mr. DeFeo to purchase a house at a time when he was not permitted to sell any shares of his Common Stock. Further, at such time, the Board of Directors determined that it did not desire that Mr. DeFeo be required to sell his Common Stock when he was able to do so in order to satisfy his other obligations, and preferred instead to grant him this loan, secured by his shares of Common Stock and amounts earned by Mr. DeFeo under the LTIP. Mr. DeFeo repaid $950,000 of the principal amount of the loan in October 2000. Mr. DeFeo repaid the remaining $2,050,000 principal amount of the loan in April 2004.

The Company intends that all transactions with affiliates are to be on terms no less favorable to the Company than could be obtained in comparable transactions with an unrelated person. The Board will be advised in advance of any such proposed transaction or agreement and will utilize such procedures in evaluating their terms and provisions as are appropriate in light of the Board's fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of independent directors. One of the responsibilities of the Audit Committee is to review related party transactions. All of the transactions with affiliates described above have been reviewed and approved by the Board and/or the Audit Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the last two fiscal years ended December 31, 2004 and December 31, 2003, PricewaterhouseCoopers LLP charged the Company $8,800,000 and $4,060,000, respectively for professional services rendered by such firm for the audit of the Company's annual financial statements and review of the Company's financial statements included in the Company's quarterly reports on Form 10-Q for that fiscal year. Audit fees for the fiscal year ended December 31, 2004 includes fees of $2,900,000 for professional services provided in connection with the assessment of the Company's internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

AUDIT-RELATED FEES

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to various audit and attest services, due diligence related to mergers, acquisitions and investments, and consultations concerning financial accounting and reporting standards. The aggregate fees billed by PricewaterhouseCoopers LLP for such audit-related services for the fiscal years ended December 31, 2004 and December 31, 2003, were $168,000 and $212,000, respectively.

TAX FEES

The aggregate fees billed for tax services provided by PricewaterhouseCoopers LLP in connection with tax compliance, tax consulting and tax planning services for the fiscal years ended December 31, 2004 and December 31, 2003, were $185,000 and $412,000, respectively.

ALL OTHER FEES

The aggregate fees billed for services not included in the above services for the fiscal years ended December 31, 2004 and December 31, 2003, were $50,000 and $81,000, respectively and were primarily related to miscellaneous items, including foreign government filings.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent accountant. On an annual basis, the Chief Financial Officer provides the Audit Committee an estimate for the services needed and seeks pre-approval of such services from the Audit Committee. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence. The policy prohibits the Audit Committee from delegating to management the Audit Committee's responsibility to pre-approve permitted services of the independent accountant.

Requests for pre-approval for services must be detailed as to the services to be provided and the estimated total cost and must be submitted to the Company's Chief Financial Officer. The Chief Financial Officer then determines whether the services requested fall within the guidance of the Audit Committee as to the services eligible for pre-approval. If the service was not of a type that was already pre-approved or the estimated cost would exceed the amount already pre-approved, then the Chief Financial Officer seeks pre-approval of the Audit Committee on a timely basis.

All of the services related to the Audit-Related Fees, Tax Fees or All Other Fees described above were approved by the Audit Committee pursuant to the general pre-approval provisions set forth above.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

TEREX CORPORATION

By: /s/ Ronald M. DeFeo                                      February 17, 2006
    ---------------------------------
    Ronald M. DeFeo,
    Chairman, Chief Executive Officer
    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                                       DATE
----------------------     -----------------------------------------------      --------------------
/s/ Ronald M. DeFeo        Chairman, Chief Executive Officer,                     February 17, 2006
----------------------     and Director
    Ronald M. DeFeo        (Principal Executive Officer)


/s/ Phillip C. Widman      Senior Vice President - Chief Financial                February 17, 2006
----------------------     Officer
    Phillip C. Widman      (Principal Financial Officer)


/s/ Jonathan D. Carter     Vice President, Controller and Chief Accounting        February 17, 2006
----------------------     Officer
    Jonathan D. Carter     (Principal Accounting Officer)


/s/ G. Chris Andersen      Director                                               February 17, 2006
----------------------
    G. Chris Andersen


/s/ Paula Cholmondeley     Director                                               February 17, 2006
----------------------
    Paula Cholmondeley


/s/ Don DeFosset           Director                                               February 17, 2006
----------------------
    Don DeFosset


/s/ Donald P. Jacobs       Director                                               February 17, 2006
----------------------
    Donald P. Jacobs


/s/ William H. Fike        Director                                               February 17, 2006
----------------------
    William H. Fike


/s/ David A. Sachs         Director                                               February 17, 2006
----------------------
    David A. Sachs


/s/ J. C. Watts, Jr.       Director                                               February 17, 2006
----------------------
    J. C. Watts, Jr.


/s/ Helge H. Wehmeier      Director                                               February 17, 2006
----------------------
    Helge H. Wehmeier

                        THIS PAGE IS INTENTIONALLY BLANK

                           NEXT PAGE IS NUMBERED "E-1"

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

21.1     Subsidiaries of Terex Corporation.*

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

                       TEREX CORPORATION AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                TEREX CORPORATION
       CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004 AND 2003
                         AND FOR EACH OF THE THREE YEARS
                      IN THE PERIOD ENDED DECEMBER 31, 2004

                                                                          Page
                                                                          ----
Report of independent registered public accounting firm                    F-2
Consolidated statement of income                                           F-5
Consolidated balance sheet                                                 F-6
Consolidated statement of changes in stockholders' equity                  F-7
Consolidated statement of cash flows                                       F-8
Notes to consolidated financial statements                                 F-9

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts and Reserves              F-60

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

We have completed an integrated audit of Terex Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company has restated its consolidated financial statements and financial statement schedule for the years ended December 31, 2003 and 2002.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, we have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Terex Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of material weaknesses relating to the Company not maintaining effective controls over its
i) financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements, ii) recording and elimination of intercompany accounts, iii) accounting for income taxes, iv) accounting for goods received but not yet invoiced, v) accounting for goodwill denominated in foreign currencies, and vi) accounting for certain of its retirement and other benefit plans, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004.

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

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the Company's annual or interim consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies constitutes a material weakness in the Company's internal control over financial reporting as of December 31, 2004.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Terex Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material aspects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Terex Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Stamford, Connecticut
February 16, 2006

                       TEREX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                     (in millions, except per share amounts)

                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                                 2003          2002
                                                                   2004        RESTATED      RESTATED
                                                               -----------   -----------   -----------
NET SALES                                                      $   5,019.8   $   3,909.8   $   2,816.5
COST OF GOODS SOLD                                                 4,316.7       3,410.8       2,487.2
                                                               -----------   -----------   -----------
  GROSS PROFIT                                                       703.1         499.0         329.3
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        (488.5)       (396.7)       (291.1)
GOODWILL IMPAIRMENT                                                     --         (44.3)           --
                                                               -----------   -----------   -----------
INCOME FROM OPERATIONS                                               214.6          58.0          38.2
OTHER INCOME (EXPENSE)
  Interest income                                                      5.1           7.1           7.5
  Interest expense                                                   (92.1)        (99.9)        (92.6)
  Loss on retirement of debt                                          (2.9)        (10.9)         (2.4)
  Amortization of debt issuance costs                                 (4.6)         (5.5)         (4.8)
  Other income (expense) - net                                        27.3           0.5          (6.7)
                                                               -----------   -----------   -----------
  INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                          147.4         (50.7)        (60.8)
BENEFIT FROM (PROVISION FOR) INCOME TAXES                            176.7        (175.9)         15.8
                                                               -----------   -----------   -----------
  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                           324.1        (226.6)        (45.0)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
 (net of income tax expense of $1.0 in 2002)                            --            --        (113.4)
                                                               -----------   -----------   -----------
NET INCOME (LOSS)                                              $     324.1   $    (226.6)  $    (158.4)
                                                               ===========   ===========   ===========
PER COMMON SHARE:
  Basic
    Income (loss) before cumulative effect of change in
     accounting principle                                      $      6.60   $     (4.75)  $     (1.04)
    Cumulative effect of change in accounting principle                 --            --         (2.63)
                                                               ===========   ===========   ===========
      Net income (loss)                                        $      6.60   $     (4.75)  $     (3.67)
                                                               ===========   ===========   ===========
  Diluted
    Income (loss) before cumulative effect of change in
     accounting principle                                      $      6.34   $     (4.75)  $     (1.04)
    Cumulative effect of change in accounting principle                 --            --         (2.63)
                                                               ===========   ===========   ===========
      Net income (loss)                                        $      6.34   $     (4.75)  $     (3.67)
                                                               ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING IN PER SHARE CALCULATION:
        Basic                                                         49.1          47.7          43.2
        Diluted                                                       51.1          47.7          43.2

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                         (in millions, except par value)

                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                                  2003
                                                                  2004          RESTATED
                                                               ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                    $      418.8   $      467.5
  Trade receivables (net of allowance of $52.3 and $38.3 as
   of December 31, 2004 and 2003, respectively)                       683.6          509.3
  Inventories                                                       1,281.3        1,038.5
  Deferred taxes                                                      109.9           78.6
  Other current assets                                                153.5          125.6
                                                               ------------   ------------
    Total Current Assets                                            2,647.1        2,219.5
LONG-TERM ASSETS
  Property, plant and equipment - net                                 362.6          353.8
  Goodwill                                                            667.1          616.7
  Deferred taxes                                                      226.0           47.0
  Other assets                                                        276.3          317.2
                                                               ------------   ------------
TOTAL ASSETS                                                   $    4,179.1   $    3,554.2
                                                               ============   ============
CURRENT LIABILITIES
  Notes payable and current portion of long-term debt          $       84.6   $       86.8
  Trade accounts payable                                              895.8          614.9
  Accrued compensation and benefits                                   111.5           89.7
  Accrued warranties and product liability                             90.0           89.7
  Other current liabilities                                           347.6          287.5
                                                               ------------   ------------
    Total Current Liabilities                                       1,529.5        1,168.6
NON-CURRENT LIABILITIES
  Long-term debt, less current portion                              1,114.2        1,274.8
  Other                                                               400.2          436.2
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value -- authorized 150.0 shares;
   issued 50.8 and 50.0 shares at December 31, 2004 and
   2003, respectively                                                   0.5            0.5
  Additional paid-in capital                                          844.5          813.5
  Retained earnings (accumulated deficit)                             118.9         (205.2)
  Accumulated other comprehensive income                              206.5          110.4
    Less cost of shares of common stock in treasury 2.0 and
     1.9 shares at December 31, 2004 and 2003, respectively           (35.2)         (44.6)
                                                               ------------   ------------
      Total Stockholders' Equity                                    1,135.2          674.6
                                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    4,179.1   $    3,554.2
                                                               ============   ============

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (in millions)

                                                                                               ACCUMULATED
                                                                                 RETAINED         OTHER
                                                                  ADDITIONAL     EARNINGS      COMPREHEN-     COMMON
                                             EQUITY     COMMON      PAID-IN    (ACCUMULATED    SIVE INCOME   STOCK IN
                                             RIGHTS      STOCK      CAPITAL      DEFICIT)        (LOSS)      TREASURY     TOTAL
                                            --------   --------   ----------   ------------   ------------   --------   --------
BALANCE AT DECEMBER 31, 2001
    As originally reported                  $    0.5   $    0.4   $    532.4   $      199.9   $     (120.3)  $  (17.5)  $  595.4
    Adjustments                                   --         --          4.2          (20.1)         (13.9)     (11.1)     (40.9)
                                            --------   --------   ----------   ------------   ------------   --------   --------
    As restated                                  0.5        0.4        536.6          179.8         (134.2)     (28.6)     554.5
  Net Income (Loss) (Restated)                    --         --           --         (158.4)            --         --     (158.4)
  Other Comprehensive Income (Loss):
      Translation adjustment (Restated)           --         --           --             --          121.6         --      121.6
      Pension liability adjustment
       (Restated)                                 --         --           --             --          (34.2)        --      (34.2)
      Derivative hedging adjustment               --         --           --             --            2.9         --        2.9
                                                                                                                        --------
  Comprehensive Income (Loss) (Restated)                                                                                   (68.1)
                                                                                                                        --------
  Exercise of Equity Rights                     (0.5)        --          0.5             --             --         --         --
  Issuance of Common Stock                        --        0.1        119.0             --             --         --      119.1
  Acquisition of Treasury Shares                  --         --         13.7             --             --      (12.8)       0.9
  Acquisition of Businesses                       --         --        120.5             --             --         --      120.5
                                            --------   --------   ----------   ------------   ------------   --------   --------
BALANCE AT DECEMBER 31, 2002 (Restated)           --        0.5        790.3           21.4          (43.9)     (41.4)     726.9
  Net Income (Loss) (Restated)                    --         --           --         (226.6)            --         --     (226.6)
  Other Comprehensive Income (Loss):
      Translation adjustment (Restated)           --         --           --             --          144.9         --      144.9
      Pension liability adjustment
      (Restated)                                  --         --           --             --            5.0         --        5.0
      Derivative hedging adjustment               --         --           --             --            4.4         --        4.4
                                                                                                                        --------
  Comprehensive Income (Loss) (Restated)                                                                                   (72.3)
                                                                                                                        --------
  Issuance of Common Stock (Restated)             --         --          8.5             --             --         --        8.5
  Acquisition of Treasury Stock                   --         --          0.1             --             --       (3.2)      (3.1)
  Acquisition of Businesses                       --         --         14.6             --             --         --       14.6
                                            --------   --------   ----------   ------------   ------------   --------   --------
BALANCE AT DECEMBER 31, 2003 (Restated)           --        0.5        813.5         (205.2)         110.4      (44.6)     674.6
  Net Income (Loss)                               --         --           --          324.1             --         --      324.1
  Other Comprehensive Income (Loss):
      Translation adjustment                      --         --           --             --          108.3         --      108.3
      Pension liability adjustment                --         --           --             --           (8.3)        --       (8.3)
      Derivative hedging adjustment               --         --           --             --           (3.9)        --       (3.9)
                                                                                                                        --------
  Comprehensive Income (Loss)                                                                                              420.2
                                                                                                                        --------
  Issuance of Common Stock                        --         --         19.9             --             --         --       19.9
  Acquisition of Treasury Shares                  --         --         11.1             --             --        9.4       20.5
                                            --------   --------   ----------   ------------   ------------   --------   --------
BALANCE AT DECEMBER 31, 2004                $     --   $    0.5   $    844.5   $      118.9   $      206.5   $  (35.2)  $1,135.2
                                            ========   ========   ==========   ============   ============   ========   ========

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)

                                                                      YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                                 2003          2002
                                                                  2004         RESTATED      RESTATED
                                                               -----------   -----------   -----------
OPERATING ACTIVITIES
Net income (loss)                                              $     324.1   $    (226.6)  $    (158.4)
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
  Depreciation                                                        51.3          55.2          35.9
  Amortization                                                        14.3          15.2           9.1
  Deferred taxes                                                    (203.9)        158.5         (31.8)
  Loss on retirement of debt                                           2.9          10.9           2.4
  Gain on sale of fixed assets                                       (22.0)         (4.5)         (0.7)
  Gain on foreign currency forwards                                     --            --          (3.8)
  Restructuring charges                                                 --            --          50.9
  Impairment charges and asset writedowns                               --          65.5         140.8
  Changes in operating assets and liabilities (net of
   effects of acquisitions):
    Trade receivables                                               (134.7)        114.2          54.2
    Inventories                                                     (158.3)        160.1         (92.1)
    Trade accounts payable                                           231.6           1.7          86.5
    Other                                                             59.3          31.1         (22.7)
                                                               -----------   -----------   -----------
       Net cash provided by operating activities                     164.6         381.3          70.3
                                                               -----------   -----------   -----------
INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired                    (58.7)         (7.7)       (445.9)
  Capital expenditures                                               (35.5)        (27.1)        (29.2)
  Proceeds from sale of assets                                        32.4           6.1          34.5
                                                               -----------   -----------   -----------
       Net cash used in investing activities                         (61.8)        (28.7)       (440.6)
                                                               -----------   -----------   -----------
FINANCING ACTIVITIES
  Principal repayments of long-term debt                            (147.0)       (454.5)       (219.6)
  Proceeds from issuance of long-term debt, net of
   issuance costs                                                       --         290.4         572.0
  Issuance of common stock                                              --            --         113.3
  Net borrowings (repayments) under revolving line of
   credit agreements                                                 (15.4)        (65.0)         (0.8)
  Proceeds from stock options exercised                                9.2           2.8            --
  Payment of premium on early retirement of debt                        --         (11.1)           --
  Other                                                              (16.9)        (29.4)         (4.9)
                                                               -----------   -----------   -----------
       Net cash provided by (used in) financing activities          (170.1)       (266.8)        460.0
                                                               -----------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS                                                        18.6          29.5          12.1
                                                               -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (48.7)        115.3         101.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     467.5         352.2         250.4
                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     418.8   $     467.5   $     352.2
                                                               ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       TEREX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
 (dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2004 and 2003 include $2.1 and $10.9, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out ("FIFO") method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management's judgment and related estimates include general economic conditions in markets where the Company's products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2004, reserves for excess and obsolete inventory totaled $73.2.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company's financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to other expense at the time of retirement. Debt issuance costs before amortization totaled $36.0 and $39.7 at December 31, 2004 and 2003, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to twelve years. Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, are reviewed for impairment annually and written down only in the period in which the recorded value of such assets exceed their fair value. The initial impairment test, in accordance with the adoption of the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets," was performed as of January 1, 2002, which resulted in an impairment charge of $113.4, net of income taxes, reported in 2002 as a cumulative effect of change in accounting principle. During the second quarter of 2003, the Company identified indicators of goodwill impairment in its Roadbuilding, Utility Products and Other segment. As discussed in Note D - "Accounting Changes - Business Combinations and Goodwill," the Company performed an impairment test, which resulted in a pretax charge of $44.3. The Company selected October 1 as the date for the required annual impairment test. The impairment test performed as of October 1, 2004 resulted in no impairment charge. Subsequent impairment tests will be performed effective October 1 of each year and more frequently if circumstances warrant.

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

Impairment of Long-Lived Assets. The Company's policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. Refer to Note G - "Restructuring and Other Charges" for information on the recognition of impairment losses in 2002.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note S - "Litigation and Contingencies." Substantially all receivables were trade receivables at December 31, 2004 and 2003.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in "Other Non-Current Liabilities" in the Company's consolidated balance sheet. The liability is established using a historical warranty claim experience for each product sold. The historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure that critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

         Balance as of December 31, 2002 (Restated)         $       60.3
         Businesses acquired                                         5.7
         Accruals for warranties issued during the year             60.4
         Changes in estimates                                        3.0
         Settlements during the year                               (67.5)
         Foreign exchange effect                                     7.7
                                                            ------------
         Balance as of December 31, 2003 (Restated)                 69.6
         Businesses acquired                                         1.9
         Accruals for warranties issued during the year             81.7
         Changes in estimates                                       (1.5)
         Settlements during the year                               (81.1)
         Foreign exchange effect                                     3.7
                                                            ------------
         Balance as of December 31, 2004                    $       74.3
                                                            ============

Accrued Product Liability. The Company records accruals for product liability claims based on the Company's claim experience.

Non Pension Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits and has elected the delayed recognition method of adoption of the accounting standard related to the benefits. See Note R - "Retirement Plans and Other Benefits."

Deferred Compensation. The Company maintains a deferred compensation plan which is described more fully in Note R - "Retirement Plans and Other Benefits." The Company's common stock held in a rabbi trust pursuant to the Company's deferred compensation plan is treated in a manner similar to treasury stock and is recorded at cost within stockholders' equity as of December 31, 2004 and 2003. The corresponding deferred compensation obligation in common stock and other deferral investments by plan participants were recorded as non-current liabilities as of December 31, 2003. Subsequent to January 1, 2004, the plan obligation for participant deferrals in the Company's common stock was classified as additional paid-in capital within stockholders' equity as a result of a revision to the plan prohibiting transfers between investment options. The total of the Company's common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2004, the Company has stock-based employee compensation plans which are described more fully in Note Q - "Stockholders' Equity." The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations. No stock-based employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") to stock-based employee compensation.

                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                                 2003          2002
                                                                   2004        RESTATED      RESTATED
                                                               -----------   -----------   -----------
Reported net income (loss)                                     $     324.1   $    (226.6)  $    (158.4)
Deduct: Total stock-based employee compensation expense
 determined under fair value based methods for all awards,
 net of related income tax effects                                    (4.7)         (5.8)         (3.3)
                                                               -----------   -----------   -----------
Proforma net income (loss)                                     $     319.4   $    (232.4)  $    (161.7)
                                                               ===========   ===========   ===========
Per common share:
  Basic:
    Reported net income (loss)                                 $      6.60   $     (4.75)  $     (3.67)
                                                               ===========   ===========   ===========
    Proforma net income (loss)                                 $      6.51   $     (4.87)  $     (3.74)
                                                               ===========   ===========   ===========
  Diluted:
    Reported net income (loss)                                 $      6.34   $     (4.75)  $     (3.67)
                                                               ===========   ===========   ===========
    Proforma net income (loss)                                 $      6.25   $     (4.87)  $     (3.74)
                                                               ===========   ===========   ===========

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: dividend yields of 0%, 0% and 0%; expected volatility of 50.22%, 51.10% and 51.24%; risk-free interest rates of 3.74%, 4.41% and 5.42%; and expected life of 5.7 years, 9.8 years and 9.9 years. The aggregate fair value of options granted during 2004, 2003 and 2002 for which the exercise price equals the market price on the grant date was $5.7, $5.4 and $8.4, respectively. The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 was $17.28, $8.14 and $14.97, respectively.

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

Derivatives. Derivative financial instruments are recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note F - "Derivative Financial Instruments."

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 2004 and 2003.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, General and Administrative Expenses. Research and development costs were $46.3, $38.6 and $24.7 during 2004, 2003, and 2002, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note P - "Income Taxes."

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

Recent Accounting Pronouncements. SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," was issued in May 2002. SFAS No. 145 became effective for certain leasing transactions occurring after May 15, 2002 and is being applied by the Company from January 1, 2003 with respect to reporting gains and losses from extinguishments of debt. The adoption of SFAS No. 145 has resulted in the Company reporting gains and losses from extinguishments of debt as a component of income or loss from continuing operations before income taxes and extraordinary items; there has been no effect on the Company's net income or loss. In accordance with SFAS No. 145, loss on the extinguishment of debt of $2.4 in 2002 has been reclassified.

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

NOTE B  -  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying financial statements as of and for the years ended December 31, 2003 and 2002, and stockholders' equity as of December 31, 2001. The restatement principally pertains to errors identified by the Company in accounting for, and reconciliation of, certain intercompany imbalances, as well as in the failure of the Company to properly eliminate, in consolidation, all intercompany accounts in accordance with generally accepted accounting principles. Prior to the restatement, the intercompany imbalances were eliminated by affecting the translation adjustment account within accumulated other comprehensive income (loss) within stockholders' equity, rather than the accounts giving rise to the imbalance. The Company's review of prior year financial statements identified other errors in accounting which primarily impacted net sales, cost of goods sold, goodwill, accumulated other comprehensive income, additional paid-in capital and treasury stock, which are also corrected in these restatements.

In addition, as a result of the impact of the restatement items on the pre-tax income of the Company's U.S. business, the Company reassessed its need for a valuation allowance and determined that a valuation allowance to reduce Terex's U.S. deferred tax asset was required, as a result of a reassessment, to be recorded at December 31, 2003 in the restated financial statements. The valuation allowance was subsequently reversed in the quarter ended December 31, 2004, thereby increasing net income in that quarter. The reversal was based upon improving operating results during 2004 and significant, profitable backlog generated in early 2005. During the periods ended March 31, 2004 and June 30, 2004, the impact of this valuation allowance required a reversal of the tax expense on the U.S. pre-tax income in the periods ended March 31, 2004 and June 30, 2004, requiring the Company to restate its financial statements for such periods. Additionally, the Company has adjusted its tax accounts for errors identified for the periods ended June 30, 2004 and in all prior periods presented in this Annual Report on Form 10-K.

The following sets forth the restatement of the Company's previously issued financial statements as of December 31, 2003 and 2002 and for the years then ended, and as of December 31, 2001 for stockholders' equity. The information below summarizes the nature of the adjustments recorded to correct previously issued financial statements.

All other information presented in the notes to these financial statements is presented on a restated basis.

STATEMENTS OF INCOME:

                                                       FOR THE YEAR ENDED          FOR THE YEAR ENDED
                                                        DECEMBER 31, 2003           DECEMBER 31, 2002
                                                   -------------------------   -------------------------
                                                        AS                          AS
                                                    ORIGINALLY        AS        ORIGINALLY        AS
                                                     REPORTED      RESTATED      REPORTED      RESTATED
                                                   -----------   -----------   -----------   -----------
Net sales                                          $   3,897.1   $   3,909.8   $   2,797.4   $   2,816.5
Cost of goods sold                                 $   3,378.6   $   3,410.8   $   2,440.7   $   2,487.2
Gross profit                                       $     518.5   $     499.0   $     356.7   $     329.3
Selling, general and administrative expenses       $    (393.7)  $    (396.7)  $    (288.1)  $    (291.1)
Goodwill impairment                                $     (51.3)  $     (44.3)          ---           ---
Income from operations                             $      73.5   $      58.0   $      68.6   $      38.2
Interest expense                                   $     (99.9)  $     (99.9)  $     (92.9)  $     (92.6)
Other income (expense) - net                       $       0.4   $       0.5   $      (4.2)  $      (6.7)
Income (loss) before income taxes and cumulative
 effect of change in accounting principle          $     (35.3)  $     (50.7)  $     (28.2)  $     (60.8)
Benefit from (provision for) income taxes          $       9.8   $    (175.9)  $       9.1   $      15.8
Income (loss) before cumulative effect of
 change in accounting principle                    $     (25.5)  $    (226.6)  $     (19.1)  $     (45.0)
Net income (loss)                                  $     (25.5)  $    (226.6)  $    (132.5)  $    (158.4)
Per common share:
Basic and diluted -
  Income (loss) before cumulative effect of
   change in accounting principle                  $     (0.53)  $     (4.75)  $     (0.44)  $     (1.04)
  Net income (loss)                                $     (0.53)  $     (4.75)  $     (3.07)  $     (3.67)

BALANCE SHEETS:

                                                               AS OF
                                                         DECEMBER 31, 2003
                                                     -------------------------
                                                         AS
                                                      ORIGINALLY        AS
                                                       REPORTED      RESTATED
                                                     -----------   -----------
Trade receivables                                    $     540.2   $     509.3
Inventories                                          $   1,009.7   $   1,038.5
Current deferred taxes                               $      53.9   $      78.6
Other current assets                                 $     122.7   $     125.6
Total current assets                                 $   2,194.0   $   2,219.5
Property, plant and equipment - net                  $     370.1   $     353.8
Goodwill                                             $     603.5   $     616.7
Deferred taxes                                       $     238.9   $      47.0
Other assets                                         $     317.3   $     317.2
Total assets                                         $   3,723.8   $   3,554.2
Trade accounts payable                               $     608.6   $     614.9
Accrued compensation and benefits                    $      94.5   $      89.7
Accrued warranty and product liability               $      88.5   $      89.7
Other current liabilities                            $     281.0   $     287.5
Total current liabilities                            $   1,159.4   $   1,168.6
Other non-current liabilities                        $     412.9   $     436.2
Additional paid-in capital                           $     795.1   $     813.5
Retained earnings (accumulated deficit)              $      41.9   $    (205.2)
Cumulative translation adjustment                    $      79.6   $     140.0
Accumulated other comprehensive income (loss)        $      57.0   $     110.4
Cost of shares of common stock in treasury           $     (17.8)  $     (44.6)
Total stockholders' equity                           $     876.7   $     674.6
Total liabilities and stockholders' equity           $   3,723.8   $   3,554.2

Net cash from operating activities, investing activities and financing activities did not change during the years ended December 31, 2003 or December 31, 2002 from previously issued results due to the impact of restatement. The impact of the restatement on individual line items within operating activities are reflected in the consolidated statement of cash flows for the years ended December 31, 2003 and December 31, 2002.

The cumulative effect of the restatement of the Company's previously filed financial statements was to reduce retained earnings as of December 31, 2003, 2002 and 2001 by $247.1 (of which $200.7 relates to the tax valuation allowance discussed below), $46.0 and $20.1 respectively, which includes a tax benefit (provision) of ($185.7), $6.7 and $0.0 respectively. Total stockholders' equity as of December 31, 2003, 2002 and 2001 decreased by $202.1 (of which $200.7 relates to the tax valuation allowance discussed below), $42.3 and $40.9, respectively. The issues giving rise to the restatement of the Company's previously filed financial statements, and the pre-tax adjustments resulting therefrom, are summarized below:

North American Cranes (Cranes Segment): The Company failed to properly record certain items related to inventory shortages, warranty and third party payables activity. These items were improperly recorded to intercompany accounts that were not timely reconciled, leading to costs totaling $7.4 in the year ended December 31, 2003 and $6.9 during the year ended December 31, 2002 not being recorded as expenses.

North American Distribution (Construction Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances and this resulted in costs totaling $1.4 in the year ended December 31, 2003 and $11.6 during the year ended December 31, 2002 not being recorded as expenses.

Light Construction (Aerial Work Platforms Segment): The Company failed to timely and accurately reconcile certain intercompany imbalances, which resulted in errors in the recording of intercompany transactions and, as a result, costs totaling $2.1 in the year ended December 31, 2003 and $4.8 during the year ended December 31, 2002 were not recorded as expenses.

Compact and Heavy Equipment (Construction Segment): The Company failed to reconcile the accrual for goods received not invoiced to underlying detailed records for raw material and parts inventory in connection with assessing the appropriateness of the accrued liability. As a result, costs were not recorded as expenses totaling $5.7 in the year ended December 31, 2003 and $0.4 during the year ended December 31, 2002.

Other Intercompany Imbalances and Other Items: The Company's various business units buy and sell products and services from each other in the normal course of operations. Errors were identified as a result of not reconciling intercompany activity in a timely manner between certain business units. Other errors, not specifically related to intercompany activity, were identified during the review and were corrected in the restatement. These errors related mainly to the reconciliation of certain accruals, foreign currency adjustments, and the disposition of a foreign sales distribution business. As a result of these aggregate errors, expenses were not recorded totaling $1.9 in the year ended December 31, 2003 and $7.5 in the year ended December 31, 2002. These errors occurred mainly in the Construction and Cranes segments.

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

Revenue Recognition: The Company has determined that there was an error in the timing of revenue recognition with respect to a particular transaction in 2001 involving United Rentals, Inc. because the risks and rewards of ownership in the equipment involved in such transaction had not passed from the Company to its customer. The correction of this error has resulted in an increase in revenue in the year ended December 31, 2002 of $24.0. As a result of these adjustments, there was an increase in pre-tax income of $1.9 in the year ended December 31, 2002.

Additionally, other errors in the timing of revenue recognition where the risks and rewards of ownership had not passed from the Company to its customers were corrected, which increased revenue in the year ended December 31, 2003 by $12.7 and decreased revenue in the year ended December 31, 2002 by $4.9. As a result of these adjustments, there was an increase in pre-tax income (loss) of $2.6 in the year ended December 31, 2003 and ($1.2) in the year ended December 31, 2002.

Acquisition Accounting: During the Company's review of the accounting for certain of its acquisitions, errors were identified related to excess accruals for estimated future legal expenses and assumed product liabilities, as well as asset valuation errors. These errors also resulted in an overstatement of goodwill at the time of the acquisitions. As the goodwill was subsequently impaired, such errors also resulted in an overstatement of the goodwill impairment by $7.0 during the year ended December 31, 2003. As a result of these aggregate errors, $6.5 of expenses were not recorded (which were offset by $7.0 of income relating to a reduction in goodwill impairment from $51.3 to $44.3) in the year ended December 31, 2003 and $2.1 in the year ended December 31, 2002.

Cumulative Translation Adjustment: Management has also determined that the accounting treatment of certain of its goodwill related to foreign acquisitions did not meet the requirements of SFAS No. 52, "Foreign Currency Translation." At the time these foreign acquisitions were completed, mainly in 1999 and 2002, the Company valued goodwill at the historic exchange rate, and failed to translate this goodwill in subsequent reporting periods at current exchange rates as required by SFAS No.52. The cumulative impact of this correction has increased (decreased) the Company's goodwill and the translation adjustment account within stockholders' equity by $32.3, ($0.6) and ($23.3) as of December 31, 2003, 2002 and 2001, respectively. In addition, the reconciliation of intercompany imbalances described in the previous paragraphs affected the translation adjustment within stockholders' equity.

Retirement and Other Benefit Plans: During the Company's review of its foreign defined benefit plans in 2004, an error was identified in the application of SFAS No. 87, "Employers' Accounting for Pensions." The Company did not record the minimum pension liability adjustment for these plans to other comprehensive income (net of taxes) within stockholders' equity and other non-current liabilities. The net result of correcting this error was a reduction in other comprehensive income (net of taxes) as of December 31, 2003 and 2002 totaling $6.9 and $10.7, respectively. In addition, non-current liabilities increased as of December 31, 2003 and 2002 by $9.8 and $15.3, respectively. The Company also determined that it was not properly accounting for its equity based compensation in accordance with Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF No. 97-14") and APB No. 25 as permitted by SFAS No.
123. The net result of correcting these errors was a decrease to current liabilities as of December 31, 2003 and 2002 totaling $5.2 and $5.2, respectively, an increase to non-current liabilities as of December 31, 2003 and 2002 totaling $14.4 and $11.2, respectively, and a reduction in stockholders' equity of $9.1 and $6.0 as of December 31, 2003 and 2002, respectively.

Taxes: As a result of the impact of the pre-tax income restatement items previously discussed, and the reconciliation of tax accounts, the Company is restating its tax accounts to decrease deferred taxes by $244.2 and to increase income taxes payable by $1.6 at December 31, 2003, and to increase (decrease) tax expense by $185.7 and ($6.7) for the years ended December 31, 2003 and December 31, 2002, respectively.

Included in the restatement amounts discussed above are amounts related to the reconciliation of the Company's tax accounts that increased deferred taxes by $6.9 and increased goodwill by $7.0 at December 31, 2003, and increased (decreased) tax expense by ($3.0) and $6.2 for the years ended December 31, 2003 and December 31, 2002, respectively.

As a result of the pre-tax income restatement adjustments discussed above, a reassessment was performed as to the likely realization of the Company's U.S. deferred tax assets at each reporting date. The reassessment of the realizability of the Company's deferred tax assets resulted in a valuation allowance being recorded at December 31, 2003 in the restated financial statements. This increased the Company's deferred tax valuation allowance and corresponding tax expense in 2003 by $200.7 million. Based on the profitability of the Company in 2004 and significant, profitable backlog generated in early 2005, the valuation allowance was reversed in the quarter ended December 31, 2004.

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

NOTE C - ACQUISITIONS

2004 ACQUISITIONS

On September 7, 2004, the Company completed the acquisition of Noble CE, LLC and its Mexican subsidiary ("Noble CE"). Noble CE, with its manufacturing facility located in Mexico, designs, fabricates and assembles forklift products, pull scrapers and water tanks, and performs fabrication work for other businesses. In connection with the acquisition, the Company paid $5.0 cash, subject to post-closing adjustments based upon the finalization of the closing date balance sheet. Noble CE is included in the Terex Materials Processing & Mining segment. The operating results of Noble CE, now known as Terex Mexico, are included in the Company's consolidated results of operations since September 7, 2004.

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

2003 ACQUISITIONS

On February 14, 2003, the Company completed the acquisition of Commercial Body Corporation ("Commercial Body"). Commercial Body, headquartered in San Antonio, Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 600 thousand shares of Common Stock and paid $3.7 in cash. At the time of Terex's acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. ("Combatel"). The remaining 50% of Combatel was owned by Terex and, prior to the Commercial Body acquisition, had been accounted for under the equity method of accounting. During the second quarter of 2003, Commercial Body and Combatel merged to form Terex Utilities South, Inc. ("Utilities South"). Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment. The operating results of Commercial Body and Combatel are included in the Company's consolidated results of operations since February 14, 2003 (date of acquisition).

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

The Company owns an approximately 67% interest in American Truck Company ("ATC"). ATC is located in the United States and manufactures heavy-duty off-road trucks for military and severe duty commercial applications. The Company and Tatra each owned approximately a one-third interest in ATC at August 28, 2003. As a result of the Company's August 28, 2003 acquisition of additional ownership of Tatra, the results of ATC also have been included in the Company's consolidated financials statements since August 28, 2003. Prior to this date, the Company accounted for its investment in ATC under the equity method of accounting. The Company subsequently acquired Tatra's interest in ATC on June 14, 2004 for approximately $1.4, which was used to repay certain indebtedness of Tatra to the Company. ATC is included in the Terex Roadbuilding, Utility Products and Other segment.

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

2002 ACQUISITIONS

On January 14, 2002, the Company completed the acquisition of the Schaeff Group of Companies ("Schaeff"). Schaeff is a German manufacturer of compact construction equipment and a full range of scrap material handlers. Schaeff's annual revenues for 2001 were approximately $220. Total cash consideration paid for Schaeff was approximately $62. In a separate transaction, certain former shareholders of Schaeff purchased approximately 1.3 million shares of Common Stock from the Company in January 2002 for $17.3045 per share, or approximately $23 in total. The per share purchase price was based on the average price of the Common Stock on the New York Stock Exchange ("NYSE") for a twenty day trading period prior to the sale. Schaeff is included in the Terex Construction segment.

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

On April 11, 2002, the Company acquired certain assets and liabilities of Advance Mixer, Inc. ("Advance Mixer") in the bankruptcy proceedings of Advance Mixer for $12.5 cash. Advance Mixer manufactures and markets concrete mixer trucks at its facilities in Fort Wayne, Indiana. Advance Mixer is included in the Terex Roadbuilding, Utility Products and Other segment.

On August 30, 2002, the Company completed the acquisition of Demag Mobile Cranes GmbH & Co. KG and its affiliates ("Demag") for approximately 160 million Euros. Demag, headquartered in Zweibrucken, Germany, manufactures and distributes telescopic and lattice boom cranes, and had 2001 revenues of approximately $360. Demag is included in the Terex Cranes segment.

On September 18, 2002, the Company completed the acquisition of Genie Holdings, Inc. and its affiliates ("Genie"), a global manufacturer of aerial work platforms with 2001 revenues of approximately $575 (the "Genie Acquisition"). The purchase consideration was approximately $75, consisting of $64.9 in Common Stock (approximately 3.2 million shares of Common Stock) and $10.1 in cash, subject to adjustment. In addition, the Company assumed and refinanced approximately $168 of Genie's debt. The number of shares of Common Stock issued in the Genie Acquisition was determined based on the average price of the Common Stock on the NYSE for a ten day trading period prior to the closing of the transaction. In addition, one of the purchase consideration adjustments required the Company to issue additional shares of Common Stock on September 18, 2003, the twelve month anniversary date of the acquisition, as the Company's Common Stock was not trading at least 15% higher than the price at the time of acquisition. As a result, the Company issued 98 thousand shares of Common Stock to the selling shareholders in October 2003. The Company initiated the Genie Acquisition as an opportunity to diversify its product offering with the addition of a complete line of aerial work platforms with a strong global brand and significant market share. The Genie Acquisition was also intended to provide operational and marketing synergies and cost savings, such as allowing the Genie product line to expand the reach of its distribution through the Company's existing sales base, particularly in Europe. Genie is included in the Terex Aerial Work Platforms segment.

The following pro forma summary presents the consolidated results of operations as though the Company completed the Genie Acquisition as of the beginning of the year ended December 31, 2002, after giving effect to certain adjustments for interest expense, amortization of debt issuance costs and other expenses related to the transaction:

Net sales (Restated)                                 $   3,201.8
Income from operations (Restated)                    $      47.5
Income (loss) before cumulative effect of change
 in accounting principle (Restated)                  $     (49.4)
Income (loss) before cumulative effect of change
 in accounting principle, per share:
Basic (Restated)                                     $     (1.14)
Diluted (Restated)                                   $     (1.14)

The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been for the periods indicated, nor does it purport to represent the results of operations for future periods.

The estimated fair values of assets and liabilities acquired by the Company in the Genie Acquisition are summarized as follows:

Cash                                                 $      14.5
Net trade receivables (Restated)                           112.7
Inventories                                                 87.9
Other current assets                                        83.2
Property, plant and equipment                               49.6
Goodwill (Restated)                                         40.0
Other non-current assets                                   167.0
Accounts payable                                           (83.7)
Other current liabilities                                  (60.0)
Current portion of long-term debt                          (59.5)
Long-term debt, less current portion                       (28.5)
Other liabilities (Restated)                               (66.6)
                                                     -----------
                                                     $     256.6
                                                     ===========

The Company has evaluated various alternatives to integrate the activities of certain of the businesses acquired in 2002 into the Company, including alternatives to exit or consolidate certain facilities and/or activities and restructure certain functions and reduce the related headcount. These alternatives have impacted the acquired businesses and existing businesses, and the Company finalized its plans prior to December 31, 2002. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company's ability to meet customer requirements for the Company's products. See Note G - "Restructuring and Other Charges" for a description of these restructuring activities.

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

NOTE D - ACCOUNTING CHANGES - BUSINESS COMBINATIONS AND GOODWILL

In 2002, on the adoption of SFAS No. 141 "Business Combinations", the Company recorded a cumulative effect of an accounting change of $17.8 ($10.7, net of income taxes), related to the write-off of negative goodwill at January 1, 2002 from the acquisition of Fermec Manufacturing Limited in December 2000.

Also in 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets", and under this standard, goodwill and indefinite life intangible assets are to be reviewed at least annually for impairment and written down only in the period in which the recorded value of such assets exceed their fair value. The Company's initial impairment test was performed on all reporting units prior to June 30, 2002, as required.

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

The carrying value of the Terex Materials Processing & Mining segment (formerly the Terex Mining segment) exceeded the present value of the cash flow expected to be generated by the segment. Future cash flow expectations had been reduced due to the continued weakness in mineral commodity prices which are a major determinant of the overall demand for mining equipment. The Company calculated the fair market value of the Terex Materials Processing & Mining segment's fixed assets and intangible assets. Given the specialized nature of this calculation, the Company employed a third party to assist in the determination of the fair value of intangible assets at the Terex Materials Processing & Mining reporting unit. The appraiser helped determine the value for the Terex Materials Processing & Mining unit's intangible assets, which included trade names, customer relationships, backlog and technology, as defined in SFAS No. 141. An income-based approach was used to determine the market value of these intangible assets. A market comparable approach was used to determine appropriate royalty rates. In addition, the fair value of the Terex Materials Processing & Mining unit's plant, property and equipment was calculated using a cost approach. The Company provided guidance to the appraiser related to assumptions and methodologies used in valuation and took responsibility for determining the goodwill impairment charge. The results of this valuation work were used in the determination of the implied value of the Terex Materials Processing & Mining unit's goodwill as of January 1, 2002, which resulted in a goodwill impairment of $105.7 ($105.7, net of income taxes).

The Light Construction reporting unit, formerly a component of the Terex Roadbuilding, Utility Products and Other segment and, with effect from July 1, 2004, now a component of the Terex Aerial Work Platforms segment, also was determined to have a carrying value in excess of its projected discounted cash flow. The market for the unit's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the unit's products, which has reduced demand for these products, and the increasing preference of end users of the unit's products to rent, rather than purchase, equipment. The analysis resulted in a goodwill impairment of $26.2 as of January 1, 2002 ($18.1, net of income taxes).

The EarthKing reporting unit, a component of the Terex Roadbuilding, Utility Products and Other segment, was also determined to have a carrying value in excess of its projected discounted cash flow. EarthKing was created to provide on-line training and web based procurement services. Several businesses within EarthKing were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, which substantially reduced the value of EarthKing. A goodwill impairment of $0.3 ($0.3, net of income taxes) was recorded as of January 1, 2002.

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

Business performance during the first six months of 2003 in the Roadbuilding reporting unit did not meet the expectations of the Company that were used when goodwill was last reviewed for impairment as of October 1, 2002. Funding for road projects had remained at historically low levels, as federal and state budgets had been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the Roadbuilding reporting unit, the Company initiated a review of the long-term outlook for the Roadbuilding reporting unit. The revised outlook for the Roadbuilding reporting unit assumed that funding levels for domestic road projects would not improve significantly in the short term. In addition, the outlook assumed that the Company would continue to reduce working capital invested in the reporting unit to better match revenue expectations.

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

Based on the revised fair value of the Roadbuilding reporting unit, a goodwill impairment of $44.3 was recognized during the three months ended June 30, 2003, of which $21.1 was non-deductible for income tax purposes. Of the overall goodwill impairment of $44.3, $21.1 related to the Roadbuilding business, which is part of the Terex Roadbuilding, Utility Products and Other segment, and $23.2 related to the Materials Processing business, which is now a part of the Terex Materials Processing & Mining segment.

The Company performed its last annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2004, which resulted in no additional impairment. Subsequent impairment tests will be performed effective October 1 of each year and more frequently as circumstances warrant.

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

An analysis of changes in the Company's goodwill by business segment is as follows:

                                                                                                   TEREX
                                                                      TEREX         TEREX      ROADBUILDING,
                                                                      AERIAL      MATERIALS       UTILITY
                                          TEREX         TEREX          WORK       PROCESSING    PRODUCTS AND
                                      CONSTRUCTION      CRANES      PLATFORMS     & MINING         OTHER          TOTAL
                                      ------------   -----------   -----------   -----------   -------------   -----------
Balance at December 31, 2002
(Restated)                            $      276.1   $      89.2   $      62.7   $      54.1   $        90.6   $     572.7
Impairment (Restated)                           --            --            --         (23.2)          (21.1)        (44.3)
Acquisitions (Restated)                         --           2.9          (1.1)          2.3            11.8          15.9
Disposals                                       --          (3.1)           --            --              --          (3.1)
Utilization of tax net operating
 losses                                         --          (2.7)           --            --            (2.5)         (5.2)
Foreign exchange effect and other
 (Restated)                                   49.6          12.3           9.7           8.4             0.7          80.7
                                      ------------   -----------   -----------   -----------   -------------   -----------
Balance at December 31, 2003
 (Restated)                                  325.7          98.6          71.3          41.6            79.5         616.7
Acquisitions                                  (1.4)           --          13.4           5.1             9.0          26.1
Disposals                                       --            --            --            --              --            --
Utilization of tax net operating
 losses                                         --            --          (2.7)           --              --          (2.7)
Foreign exchange effect and other             28.3           6.1          (5.1)         (6.0)            3.7          27.0
                                      ------------   -----------   -----------   -----------   -------------   -----------
Balance at December 31, 2004          $      352.6   $     104.7   $      76.9   $      40.7   $        92.2   $     667.1
                                      ============   ===========   ===========   ===========   =============   ===========

NOTE E - SALE OF BUSINESSES

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

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into interest rate swap agreements that effectively converted variable rate interest payments into fixed rate interest payments. At December 31, 2004, the Company had $100.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2009. The fair market value of these swaps at December 31, 2004 was a loss of $2.7, which is recorded in other current liabilities. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments. During 2004, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

The Company has entered into a series of interest rate swap agreements that converted fixed rate interest payments into variable rate interest payments. At December 31, 2004, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at December 31, 2004 was a gain of $2.0, which is recorded in other non-current assets. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains are being amortized over the original maturity and, combined with the market value of the swap agreements held at December 31, 2004, are offset by a $6.2 addition in the carrying value of the long-term obligations being hedged.

On March 31, 2003, the Company exited certain interest rate swap agreements in the notional amount of $175.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $7.8 upon exiting these swap agreements. The gain was being amortized over the original maturity of the Company's 8-7/8% Senior Subordinated Notes due 2008, the debt being hedged, prior to the retirement in June 2003 and December 2003 of that debt. At the time of the retirement of the debt being hedged the unamortized gain was recorded as an offset to the loss on the retirement of the debt. See Note N - "Long-Term Obligations" for additional information on the retirement of debt.

The Company is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At December 31, 2004, the Company had $315.0 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before November 30, 2005. The fair market value of these swaps at December 31, 2004 was a gain of $6.9. At December 31, 2004, $274.3 notional amount ($6.2 of fair value gains) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified assets and liabilities. For these cash flow hedges, during 2004, 2003 and 2002, the Company recorded the change in fair value to accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

On May 23, 2002, the Company entered a swap agreement in the notional amount of $79.3. This represented a foreign currency exchange forward contract to hedge a portion of the purchase price of Demag. The purchase price for Demag was denominated in Euro. The Company recorded a gain of $5.5 in the second quarter of 2002 related to this transaction since it did not qualify as a hedge under SFAS No. 133. This swap agreement matured on July 1, 2002.

At December 31, 2004, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Consolidated Balance Sheet as an asset of $9.4 and as a liability of $4.9.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                      2004          2003          2002
                                                  -----------   -----------   -----------
         Balance at beginning of period           $       6.5   $       2.1   $      (0.8)
         Additional gains                                13.9          13.1           7.3
         Amounts reclassified to earnings               (17.8)         (8.7)         (4.4)
                                                  -----------   -----------   -----------
         Balance at end of period                 $       2.6   $       6.5   $       2.1
                                                  ===========   ===========   ===========

The estimated amount of existing pre-tax net gains for derivative contracts in accumulated other comprehensive income as of December 31, 2004 that is expected to be reclassified into earnings during the year ending December 31, 2005 is $4.8.

NOTE G - RESTRUCTURING AND OTHER CHARGES

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

Also, in the second quarter of 2004, the Company recorded a charge of $4.3 in cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company's decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company's cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility, which will be completed by December 31, 2005. As of December 31, 2004, all of these employees have been terminated by the Company. The cash impact of the program will be approximately $1.7, excluding any proceeds that may be received from the sale of the facility. The Hamilton facility closing is expected to reduce annual operating expenses by approximately $5 when fully implemented.

In addition, during the second quarter of 2004, the Company established a restructuring program, recorded in cost of goods sold, to move its pump manufacturing business from its B.L. Pegson facility in Coalville, England to another Terex Construction segment component manufacturing facility in Scotland. The non-cash charge to cost of goods sold was $0.3. The Company has completed the relocation of this manufacturing line at December 31, 2004. This has freed needed capacity at the B.L. Pegson facility for crushing equipment production. In addition, substantially all of the costs associated with this relocation have been incurred. B.L. Pegson is included in the Terex Construction segment.

In the second quarter of 2004, the Company created a restructuring program to reduce the number of installation facilities in its Terex Utilities South business unit from four facilities to three facilities. Headcount related to this program was reduced by 20 employees. The Company recorded a $0.3 charge to cost of goods sold related to this program. This charge consists of $0.2 cash and a $0.1 non-cash component. This program was substantially complete at September 30, 2004. Terex Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment.

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

Also, in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company's North American crane business, the Terex-RO facility has been closed and the production performed at that facility has been consolidated into the Company's hydraulic crane production facility in Waverly, Iowa. The program has reduced employment by approximately 50 employees and was substantially completed at September 30, 2003. Booms for the Terex-RO product were already being produced in the Waverly facility; accordingly, no production problems were anticipated in connection with this consolidation. Terex-RO is included in the Terex Cranes segment.

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

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company's decision to consolidate its German tower crane manufacturing into its Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of this restructuring, the Company has accrued for a headcount reduction of 65 employees. As of June 30, 2004, all of the employees had ceased employment with the Company and the program was completed. Terex Peiner is included in the Terex Cranes segment. During the three months ended June 30, 2003, $2.6 and $0.5 were recorded in cost of goods sold and selling, general and administrative expenses, respectively. The Terex Peiner closing is expected to reduce annual operating costs by approximately $3.

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

In addition, during the second quarter of 2003, the Company recorded restructuring charges of $4.7 in the Terex Materials Processing & Mining segment. These restructuring charges were the result of continued poor performance in the Materials Processing business and the Company's efforts to streamline operations and improve profitability. The $4.7 restructuring charge is comprised of the following components:

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

In the second quarter of 2002, the Company announced that its surface mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company recorded a charge of $4.2 related to the Tulsa closure. The closure was in response to continued weakness in demand for the Company's mining trucks. Demand for mining trucks is closely related to commodity prices, which had been declining in real terms over recent years. Approximately $1.0 of this charge related to severance and other employee related charges, while $2.2 of this charge relates to inventory deemed uneconomical to relocate to other distribution facilities. The remaining $1.0 of the cost accrued related to the Tulsa building closure costs and occupancy costs expected to be incurred after production ended. Approximately 93 positions have been eliminated as a result of this action. The transfer of production activities to a third party was completed prior to December 31, 2002 and the Company is currently marketing the Tulsa property for sale rental and/or sale.

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

Projects initiated in the fourth quarter of 2002 related to productivity and business rationalization include the following:

         o The closure of the Company's pressurized vessel container business. This business, located in Clones, Ireland, provided pressurized containers to the transportation industry. The business, acquired as part of the Powerscreen acquisition in 1999, was part of the Company's Construction segment and was not core to the Company's overall strategy. The Company recorded a charge of $4.9, of which $1.2 was for severance, $2.5 for the write down of inventory and receivables, and $1.2 for facility closing costs. The business had faced declining demand over the past few years and was not integral to the Construction business. This restructuring program reduced headcount by 137 positions and was completed as of June 30, 2003.
         o The consolidation of several Terex Construction segment facilities in the United Kingdom. The Company has consolidated several compact equipment production facilities into a single location in Coventry, England. The Company moved the production of mini-dumpers, rollers, soil compactors and loader backhoes into the new facility. The Company recorded a charge of $7.2, of which $6.1 was for severance and $1.1 was for the costs associated with exiting the facilities. The consolidation has reduced total employment by 269 and was completed during 2003.
         o The exit of certain heavy equipment businesses related to mining products. During the fourth quarter of 2002, the Company conducted a review of its rental equipment businesses in both its Materials Processing & Mining and Construction segments. The Company's review indicated that it was not economical to continue its mining equipment rental business due to the high cost of moving mining equipment between customers and given the continued weak demand for mining products. In addition, the Company decided to rationalize its large scraper offering in its Materials Processing & Mining segment given the weak demand for related mining products. The Company recorded a charge of $6.9 associated with the write down of inventory. The Company completed this process during 2004.
         o The exit of certain non-core tower cranes produced by the Terex Cranes segment under the Peiner brand in Germany. The European tower crane business had been negatively impacted by reduced demand from large rental customers who were undergoing financial difficulties. This resulted in reduced demand and deterioration in margins recognized in the tower crane business. The Company conducted a review of its offering of tower cranes produced under the Peiner brand and eliminated certain models that overlap with models produced at Gru Comedil S.r.l., the Company's tower crane facility in Italy. The Company recorded a charge of $3.9, of which $1.0 was for severance and $2.9 for inventory write-downs on discontinued product lines. The program has reduced employment by 47 and was complete at September 30, 2003.
         o The elimination of the Standard Havens portable hot mix asphalt product. The Company performed marketing and engineering analysis that indicated that the Standard Havens product line did not meet current customer expectations. As a result, the Company opted to discontinue the Standard Havens portable hot mix asphalt product. The Company recorded a charge of $1.8 to write-down the discontinued inventory. The program was completed prior to December 31, 2002. The Standard Havens product line was part of the Terex Roadbuilding, Utility Products and Other segment.
         o The severance costs incurred in re-aligning the Company's management structure. The Company eliminated an executive position and recorded a charge of $1.5. The Company paid $0.4 prior to December 31, 2002 and an additional $0.8 in 2003. This program was completed in 2004.

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

During 2003, the Company recorded an additional $4.9 of charges ($2.4 recorded in cost of goods sold and $2.5 in selling, general and administrative expenses) relating to programs begun in 2002. Further, during 2004 the Company recorded an additional $3.5 of charges ($3.2 in cost of goods sold and $0.3 in selling, general and administrative expenses) related to programs begun in 2003 and 2002. These period charges primarily related to facility closure costs, inventory write-downs, severance and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in 2004, 2003 and 2002 that related to productivity and business rationalization:

                                              EMPLOYEE
                                             TERMINATION      ASSET        FACILITY
                                                COSTS       DISPOSALS     EXIT COSTS      OTHER         TOTAL
                                             -----------   -----------   -----------   -----------   -----------
Restructuring charges                        $      13.1   $      19.3   $       2.9   $       2.0   $      37.3
Cash expenditures                                   (3.0)           --          (0.5)         (0.6)         (4.1)
Non-cash charges                                    (0.4)        (19.3)           --            --         (19.7)
                                             -----------   -----------   -----------   -----------   -----------
Accrued restructuring charges at
 December 31, 2002                                   9.7            --           2.4           1.4          13.5
Restructuring charges                                5.2          10.5           0.4           1.1          17.2
Cash expenditures                                  (14.8)         (1.0)         (0.6)         (0.9)        (17.3)
Non-cash charges                                      --          (9.5)         (0.8)         (0.3)        (10.6)
                                             -----------   -----------   -----------   -----------   -----------
Accrued restructuring charges at
 December 31, 2003                                   0.1            --           1.4           1.3           2.8
Restructuring charges                                3.9           4.6           1.0            --           9.5
Cash expenditures                                   (3.4)           --          (1.7)         (1.0)         (6.1)
Non-cash charges                                      --          (4.6)           --            --          (4.6)
                                             -----------   -----------   -----------   -----------   -----------
Accrued restructuring charges at
 December 31, 2004                           $       0.6   $        --   $       0.7   $       0.3   $       1.6
                                             ===========   ===========   ===========   ===========   ===========

In aggregate, the restructuring charges described above incurred during 2004, 2003 and 2002 were included in cost of goods sold ($8.2, $15.8 and $25.8) and selling, general and administrative expenses ($1.3, $1.4 and $11.5), respectively.

Demag and Genie Acquisition Related Projects

During 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisition of Demag and Genie in 2002.

Projects initiated in the Terex Cranes segment in the fourth quarter of 2002 related to the acquisition of Demag consist of:

         o The elimination of certain PPM branded three, four and five axle cranes produced at the Company's Montceau, France facility. The Company determined that the products produced under the PPM brand were similar to products produced by Demag and has opted to eliminate these PPM models in favor of the similar Demag products, which the Company believes have superior capabilities. As a result, employment levels in Montceau were reduced. As of June 30, 2003, 102 employees had ceased employment with the Company. In addition, the Company also recognized a loss in value on the affected PPM branded cranes inventory in France and Spain. The Company recorded a charge of $15.3, of which $5.4 was for severance, $9.6 was associated with the write down of inventory and $0.3 was for claims related to exiting the sales function of the discontinued products. This program was completed during the second quarter of 2003.
         o The closure of the Company's existing crane distribution center in Germany. Prior to the acquisition of Demag, the Company distributed mobile cranes under the PPM brand from a facility in Dortmund, Germany. The acquisition of Demag provided an opportunity to consolidate distribution and reduce the overall cost to serve customers in Germany. The Company recorded a charge of $2.5, of which $0.7 was for severance, $1.2 was for inventory write-downs, and $0.6 for lease termination costs. Eleven employees were terminated as a result of these actions. As of June 30, 2003, all of the employees had ceased employment with the Company. At December 31, 2004, this program was substantially completed.

         o The rationalization of certain crawler crane products sold under the American Crane brand in the United States. The acquisition of Demag created an overlap with certain large crawler cranes produced in the Company's Wilmington, North Carolina facility. Certain cranes produced in the North Carolina facility will be rated for reduced lifting capacity and marketed to a different class of user. This change in marketing strategy, triggered by the acquisition of Demag, negatively impacted inventory values. The Company recorded a charge of $3.2 associated with the write down of inventory. The Company completed the sale of such inventory during the fourth quarter of 2003.
         o In addition, the acquisition of Demag created an overlap of small, mobile cranes marketed for use in urban work places. As a result, the Company opted to cease production of this style of crane, produced under license from another company, and replace them with cranes produced by Demag. As a result of this decision, a charge of $4.9 was recorded to terminate the license agreement.

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

During 2003, the Company recorded an additional $4.0 of charges related to programs begun in 2002. Further, during 2004 the Company recorded an additional $1.3 of charges for acquisition related programs begun in 2002. These period charges primarily related to inventory write-downs and plant and equipment disposals and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in 2004, 2003 and 2002 that relate to addressing product, channel and production overlaps created by the acquisition of the Demag and Genie businesses:

                                      EMPLOYEE
                                     TERMINATION      ASSET        FACILITY
                                        COSTS       DISPOSALS     EXIT COSTS      OTHER         TOTAL
                                     -----------   -----------   -----------   -----------   -----------
Restructuring Charges                $       6.1   $      15.9   $       0.6   $       2.1   $      24.7
Cash expenditures                           (1.0)           --            --            --          (1.0)
Non-cash charges                              --         (15.9)           --          (1.8)        (17.7)
                                     -----------   -----------   -----------   -----------   -----------
Accrued restructuring charges
 at December 31, 2002                        5.1            --           0.6           0.3           6.0
Restructuring Charges                         --           4.0            --            --           4.0
Cash expenditures                           (4.1)           --            --          (0.3)         (4.4)
Non-cash charges                              --          (4.0)           --            --          (4.0)
                                     -----------   -----------   -----------   -----------   -----------
Accrued restructuring charges
 at December 31, 2003                        1.0            --           0.6            --           1.6
Restructuring Charges                         --           0.9            --            --           0.9
Cash expenditures                           (1.0)           --          (0.6)           --          (1.6)
Non-cash charges                              --          (0.9)           --            --          (0.9)
                                     -----------   -----------   -----------   -----------   -----------
Accrued restructuring charges
 at December 31, 2004                $        --   $        --   $        --   $        --   $        --
                                     ===========   ===========   ===========   ===========   ===========

The restructuring charges described above were included in cost of goods sold ($0.9, $4.0 and $22.7) and selling, general and administrative expenses ($0.0, $0.0 and $2.0) in 2004, 2003 and 2002, respectively.

Asset Impairment

Given the poor performance of the Light Construction group in 2002 and management's projections of future results, the Company performed an impairment review of fixed assets under SFAS No. 144. The market for this group's products, primarily light towers, has been negatively impacted by the consolidation of distribution outlets for the group's products, which has reduced demand for these products, and the increasing preference of end users of the group's products to rent, rather than purchase, equipment. This review took into account expected future cash flow to be generated by the business given management's assessment of market conditions. The result of this review was a write-down of fixed assets within the Light Construction group, formerly a component of the Terex Roadbuilding, Utility Products and Other segment, but, effective July 1, 2004, now a component of the Terex Aerial Work Platforms segment, to their estimated fair values based primarily on discounted cash flow analysis. A charge of $7.9 was recorded as cost of goods sold in the second quarter of 2002 in connection with this write-down.

Other Items

In the second quarter of 2002, the Company wrote down the value of notes receivable and certain investments in the Terex Cranes segment in Europe. This write-down reflected difficult market conditions at certain divested businesses and management's future expectation of cash flows from the underlying assets. A write-down of $12.4 was recorded in the second quarter of 2002. Additionally, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $2.6. In the fourth quarter of 2002, the Company wrote down its investment in SDC International, Inc. ("SDC") by $3.4 due to the decline in market value of SDC. These write-downs, as well as the write down related to the Terex Cranes segment in Europe, were reported in "Other income (expense) - net."

NOTE H - EARNINGS PER SHARE

                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
                                ------------------------------------------------------------------------------------------------
                                                                                2003                             2002
                                             2004                             RESTATED                         RESTATED
                                ------------------------------   ------------------------------   ------------------------------
                                                        PER-                             PER-                             PER-
                                                       SHARE                            SHARE                            SHARE
                                 INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT
                                --------   --------   --------   --------   --------   --------   --------   --------   --------
Basic earnings per share
 Income (loss) before
 cumulative effect of
 change in accounting
 principle                      $  324.1       49.1   $   6.60   $ (226.6)      47.7   $  (4.75)  $  (45.0)      43.2   $  (1.04)
  Effect of dilutive
   securities Stock Options           --        2.0                    --         --                    --         --
                                --------   --------              --------   --------              --------   --------
  Income (loss) before
   cumulative effect of
   change in accounting
   principle                    $  324.1       51.1   $   6.34   $ (226.6)      47.7   $  (4.75)  $  (45.0)      43.2   $  (1.04)
                                ========   ========   ========   ========   ========   ========   ========   ========   ========

Had the Company recognized income before cumulative effect of change in accounting principle in 2003 and 2002, then the incremental shares attributable to the assumed exercise of outstanding stock options, the effect of Common Stock to be issued at December 31, 2003 and 2002 for the Company's contingent obligation to make additional payments for the acquisition of Genie and the effect of Common Stock held by the Company's deferred compensation plan would have increased diluted shares outstanding by 1.1 million, 0.4 million and 0.6 million shares in 2003 and by 0.9 million, 0.2 million and 0.0 million shares in 2002, respectively.

Options to purchase 116 thousand, 1,087 thousand and 956 thousand shares of Common Stock were outstanding during 2004, 2003, 2002 respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive. The Company had contingent obligations to make additional payments in cash or Common Stock based on provisions of certain of the Company's agreements to acquire businesses. The Company's policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 319 thousand and 639 thousand shares for the years ended December 31, 2003 and 2002, respectively, are not included in the computation of diluted earnings per share. There were no contingently issuable Common Stock under these arrangements at December 31, 2004 due to the closing price of Common Stock at December 31, 2004.

NOTE I - INVENTORIES

Inventories consist of the following:

                                                DECEMBER 31,
                                        ---------------------------
                                                           2003
                                            2004         RESTATED
                                        ------------   ------------
Finished equipment                      $      404.2   $      395.2
Replacement parts                              278.3          250.6
Work-in-process                                287.1          187.4
Raw materials and supplies                     311.7          205.3
                                        ------------   ------------
  Inventories                           $    1,281.3   $    1,038.5
                                        ============   ============

At December 31, 2004 and 2003, the Company had inventory reserves of $73.2 and $59.9, respectively, for excess and obsolete inventory.

NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                DECEMBER 31,
                                        ---------------------------
                                                           2003
                                            2004         RESTATED
                                        ------------   ------------
Property                                $       50.8   $       51.7
Plant                                          256.6          222.5
Equipment                                      276.9          245.0
                                        ------------   ------------
                                               584.3          519.2
Less:  Accumulated depreciation               (221.7)        (165.4)
                                        ------------   ------------
  Net property, plant and equipment     $      362.6   $      353.8
                                        ============   ============

NOTE K - INVESTMENT IN JOINT VENTURE

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

As of December 31, 2004, TFSH had total assets of $303.0, consisting primarily of financing receivables and lease related equipment, and total liabilities of $278.3, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture's customers. As of December 31, 2004, the maximum exposure to loss under these guarantees was approximately $16. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company's ownership percentage. As a result of the capital account balance requirements for TFSH, in June 2004 the Company contributed an additional $1.9 in cash to TFSH.

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

NOTE L- EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company's products to customers. Initial noncancelable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $87 and $126 at December 31, 2004 and 2003, respectively, and are included in "Other Assets" on the Company's Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancelable operating leases with lease terms in excess of one year are as follows:

         Years ending December 31,
         -------------------------
                  2005                             $        12.0
                  2006                                      11.0
                  2007                                       6.7
                  2008                                       3.7
                  2009                                       3.1
                  Thereafter                                  --
                                                   -------------
                                                   $        36.5
                                                   =============

The Company received approximately $12 and $14 of rental income from assets subject to operating leases with lease terms greater than one year during 2004 and 2003, respectively, none of which represented contingent rental payments.

NOTE M - NET INVESTMENT IN SALES-TYPE LEASES

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $9.7 and $23.5 at December 31, 2004 and 2003, respectively. Under these agreements, the Company's recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The Company's maximum credit recourse exposure was $7.7 at December 31, 2004, representing a contingent liability under the limited recourse provisions.

During 2004, 2003 and 2002, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, the Company retains certain credit and/or residual recourse in these transactions. The Company's maximum exposure, representing a contingent liability, under these transactions reflects a $37.9 credit risk and a $55.6 residual risk at December 31, 2004.

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

The components of net investment in sales-type leases, which are included in Other Assets on the Company's consolidated Balance Sheet, consisted of the following at December 31, 2004:

         Gross minimum lease payments receivable   $        21.0
         Estimated residual values                          10.1
         Allowance for future losses                        (1.6)
         Unearned finance income                            (4.8)
                                                   -------------
           Net investment in sales-type leases              24.7
         Less: Current portion                             (17.8)
                                                   -------------
           Non-current net investment in
            sales-type leases                      $         6.9
                                                   =============

Scheduled future gross minimum lease payments receivable are as follows:

         Years ending December 31,
         -------------------------
                  2005                             $        12.5
                  2006                                       5.4
                  2007                                       2.4
                  2008                                       0.6
                                                   -------------
                  Total                            $        20.9
                                                   =============

NOTE N - LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
7-3/8 % Senior Subordinated Notes due January 15, 2014         $      297.6   $      297.3
9-1/4 % Senior Subordinated Notes due July 15, 2011                   200.0          200.0
10-3/8% Senior Subordinated Notes due April 1, 2011                   300.0          300.0
2002 Bank Credit Facility - term debt                                 231.2          378.2
2002 Bank Credit Facility - revolving credit facility                  37.0           35.1
Notes payable                                                          24.8           26.4
Capital lease obligations                                              22.6           19.4
Other                                                                  85.6          105.2
                                                               ------------   ------------
  Total debt                                                        1,198.8        1,361.6
  Less: Notes payable and current portion of long-term debt           (84.6)         (86.8)
                                                               ------------   ------------
  Long-term debt, less current portion                         $    1,114.2   $    1,274.8
                                                               ============   ============

Certain prior year amounts in the table above have been reclassified to conform with the current year's presentation.

During the fourth quarter of 2004, the Company prepaid $22.0 of term debt under its bank credit facility and recorded a related non-cash charge of $0.4. During the third quarter of 2004, the Company prepaid $50.0 of term debt under its bank credit facility and recorded a related non-cash charge of $1.0. During the second quarter of 2004, the Company prepaid $75.0 of term debt under its bank credit facility and recorded a related non-cash charge of $1.5. The non-cash charges in 2004 related to the write-off of unamortized debt acquisition costs. During the second quarter of 2003, the Company redeemed $50.0 aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008 and recognized a non-cash charge of $1.9. The charge was comprised of the payment of an early redemption premium ($2.2), the write off of unamortized original issuance discount ($1.6) and the write off of unamortized debt acquisition costs ($0.2), which were partially offset by the recognition of deferred gains related to previously closed fair value interest rate swaps on this debt ($2.1).

The 7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 discounted to yield 7-1/2% (the "7-3/8% Notes"). The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note V - "Consolidating Financial Statements"). The Company used the approximately $290 net proceeds from the offering of the 7-3/8% Notes, together with approximately $119 of cash on hand, to prepay approximately $200 of its existing term loans and to retire $200 of aggregate principal of its 8-7/8% Senior Subordinated Notes due 2008 (the "8-7/8% Notes"). The Company recorded a charge of $10.9 to recognize a loss on the payment of a premium and on the write-off of unamortized debt acquisition costs and original issue discount for the early extinguishment of debt in connection with the prepayment of such existing term loans and the 8-7/8% Notes, partially offset by a gain on related interest rate hedges. The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). During the second quarter of 2004, the outstanding unregistered 7-3/8% Notes were exchanged for 7-3/8% Notes registered under the Securities Act. The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

The 9-1/4% Senior Subordinated Notes

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (the "9-1/4% Notes"). The 9-1/4% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note V - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 9-1/4% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $2.3 to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act. The 9-1/4% Notes are redeemable by the Company beginning in January 2007 at an initial redemption price of 104.625% of principal amount.

The 10-3/8% Senior Subordinated Notes

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (the "10-3/8% Notes"). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities, described below, from $125 to $300. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note V - "Consolidating Financial Statements"). The Company used approximately $194 of the net proceeds from the offering of the 10-3/8% Notes to prepay a portion of its existing term loans. The Company recorded a charge of $3.4 to recognize a loss on the write-off of unamortized debt acquisition costs for the early extinguishment of debt in connection with the prepayment of such existing term loans. The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act. The 10-3/8% Notes are redeemable by the Company beginning in April 2006 at an initial redemption price of 105.188% of principal amount.

The 8-7/8% Senior Subordinated Notes

On March 9, 1999 and March 31, 1998, the Company sold and issued $100.0 and $150.0 aggregate principal amount of the 8-7/8% Notes discounted to yield 9.73% and 8.94%, respectively. The 8-7/8% Notes were jointly and severally guaranteed by certain domestic subsidiaries of the Company. The net proceeds from the offerings were used to repay a portion of the outstanding indebtedness under Terex's credit facilities, to fund a portion of the aggregate consideration for the acquisition of O&K Mining GmbH and for other acquisitions. In June 2003, the Company retired $50.0 principal amount of the 8-7/8% Notes and incurred a loss on the retirement of debt of $1.9. In December 2003, the Company retired the remaining $200.0 principal amount of the 8-7/8% Notes and incurred a loss on the retirement of debt of $9.0. The loss was comprised of the payment of an early redemption premium ($11.1), the write-off of unamortized debt acquisition costs ($3.4) and original issue discount ($1.7), which were partially offset by gains related to fair value interest rate swaps ($7.2).


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

On October 15, 2005, the Company entered into a second amendment of its 2002 Bank Credit Facility that allows the Company the flexibility to expend up to an additional $235 to repurchase, redeem, prepay or otherwise acquire for value indebtedness incurred by the Company other than through the 2002 Bank Credit Facility. This is in addition to other existing provisions in the 2002 Bank Credit Facility that allow the Company to repurchase or otherwise acquire indebtedness outside of the 2002 Bank Credit Facility, including the provision described above that allows the Company to repurchase up to $200 principal amount of the Company's 10-3/8% Notes on or after April 1, 2006. This additional amount will be available if, at such time, and after giving effect to such payment and to certain other payments, the Company satisfies certain conditions, including a leverage ratio test.

As of December 31, 2004, the Company had $231.2 of term loans outstanding under the 2002 Bank Credit Facility. Term loans under the 2002 Bank Credit Facility bear interest at a rate of 2.0% to 2.5% per annum in excess of the adjusted Eurodollar rate. The weighted average interest rate on the term loans under the 2002 Bank Credit Facility at December 31, 2004 was 5.55%.

As of December 31, 2004, the Company had a balance of $37.0 outstanding under the revolving credit component of the 2002 Bank Credit Facility, letters of credit issued under the 2002 Bank Credit Facility totaled $45.7, and the additional amount the Company could have borrowed under the revolving credit component of the 2002 Bank Credit Facility was $217.3. The outstanding principal amount of loans under the revolving credit portion of the 2002 Bank Credit Facility bears interest, at the Company's option, at an all-in drawn cost of 1.375% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 0.375% per annum above the prime rate. These rates are subject to change based on the Company's consolidated leverage ratio as defined under the 2002 Bank Credit Facility. The weighted average interest rate on the outstanding portion of the 2002 Bank Credit Facility revolving credit component was 4.19% at December 31, 2004.

With limited exceptions, the obligations of the Company under the 2002 Bank Credit Facility are secured by a pledge of all of the capital stock of domestic subsidiaries of the Company, a pledge of 65% of the stock of the foreign subsidiaries of the Company and a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 2002 Bank Credit Facility contains certain financial and operating covenants, including financial covenant ratios such as a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, a maximum senior secured debt leverage ratio and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with its financial covenants under the 2002 Bank Credit Facility at December 31, 2004. The 2002 Bank Credit Facility also contains various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance and providing its bank lending group with financial information on a timely basis, and limiting the Company activities, including without limitation, limitations on dividends and other payments, incurring certain types of prohibited indebtedness, liens, investments, mergers and asset sales, related party transactions and capital expenditures. The Company has obtained a waiver from its bank lending group that allows the Company until March 1, 2006, to provide its lenders with its financial information for the year ended December 31, 2004, including the information contained in these consolidated financial statements, and for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The Company's future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission in a timely manner.

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

Pursuant to the term loan component of the 1998 Bank Credit Facility, the Company borrowed (i) $175 in aggregate principal amount pursuant to a Term Loan A due March 2004 (the "Term A Loan") and (ii) $200 in aggregate principal amount pursuant to a Term Loan B due March 2005 (the "Term B Loan"). At December 31, 2004, there is no outstanding principal amount for the Term A Loan, as the Term A Loan was repaid in full during 2001, nor the Term B Loan, as the Term B Loan was repaid in full during 2002 in connection with the Company's entry into the 2002 Bank Credit Facility. During 2002 and 2001, the Company made principal prepayments of $65.0 and $142.4, respectively, on the Term A Loan and Term B Loan. In connection with the Company's entry into the 2002 Bank Credit Facility, the Company also repaid all amounts outstanding under the revolving loan component of the 1998 Bank Credit Facility in 2002.

The Letter of Credit Facility

In conjunction with the 1999 Bank Credit Facility, in July 1999 the Company received a separate letter of credit facility of up to $50. In conjunction with the July 3, 2002 amendment to the 1999 Bank Credit Facility, this letter of credit facility was increased to up to $200. The 2002 Bank Credit Facility incorporates a letter of credit facility of up to $200 in place of the facility included in the 1999 Bank Credit Facility (the "Letter of Credit Facility"). Under the 2002 Bank Credit Facility, the Company may arrange with lenders for the issuance of up to $200 of letters of credit, which may be issued either under the revolving credit component of the 2002 Bank Credit Facility or under the separate Letter of Credit Facility contained within the 2002 Bank Credit Facility. Letters of credit issued under the revolving credit facility decrease availability under the $300 revolving credit component of the 2002 Bank Credit Facility; however, letters of credit issued under the Letter of Credit Facility do not decrease availability under the revolving credit component of the 2002 Bank Credit Facility. As of December 31, 2004, the Company has received commitments to issue letters of credit under the Letter of Credit Facility of $38.4, and at December 31, 2004, letters of credit issued under the Letter of Credit Facility totaled $36.4.

Other

Included in Other is $6.2 for a fair value adjustment increasing the carrying value of debt. This adjustment is a result of the application of accounting for fair value hedges with respect to fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 7-3/8% Notes. See Note F - "Derivative Financial Instruments."

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 2004 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note O - "Lease Commitments":

2005                      $          76.7
2006                                  7.2
2007                                 43.8
2008                                 58.7
2009                                183.9
Thereafter                          799.7
                          ---------------
  Total                   $       1,170.0
                          ===============

Total long-term debt at December 31, 2004 is $1,176.2. The $6.2 difference is due to the fair value adjustment increasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 10-3/8% Notes and the 7-3/8% Notes. See Note F - "Derivative Financial Instruments."

Based on quoted market values, the Company believes that the fair values of the 7-3/8% Notes, the 9-1/4% Notes and the 10-3/8% Notes were approximately $320, $225 and $337, respectively as of December 31, 2004. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $86.9, $103.6 and $83.1 of interest in 2004, 2003 and 2002, respectively.

NOTE O - LEASE COMMITMENTS

The Company leases certain facilities, machinery and equipment, and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $17.3 and $10.7, net of accumulated amortization of $7.1 and $6.3, at December 31, 2004 and 2003, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 2004 are as follows:

                                                     CAPITAL      OPERATING
                                                     LEASES        LEASES
                                                  ------------   -----------
2005                                              $        8.5   $      59.0
2006                                                       7.2          50.6
2007                                                       3.1          44.5
2008                                                       3.7          37.6
2009                                                       0.5          22.4
Thereafter                                                 1.2         143.2
                                                  ------------   -----------
  Total minimum obligations                               24.2   $     357.3
                                                                 ===========
Less amount representing interest                         (1.6)
                                                  ------------
  Present value of net minimum obligations                22.6
Less current portion                                      (7.9)
                                                  ------------
  Long-term obligations                           $       14.7
                                                  ============

Most of the Company's operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $64.5, $55.6 and $31.3 in 2004, 2003 and 2002, respectively.

NOTE P - INCOME TAXES

The components of Income (Loss) From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                                           2003          2002
                                                             2004        RESTATED      RESTATED
                                                         -----------   -----------   -----------
United States                                            $      33.6   $     (76.9)  $     (60.5)
Foreign                                                        113.8          26.2          (0.3)
                                                         -----------   -----------   -----------
Income (loss) from continuing operations before
 income taxes and cumulative effect of change
 in accounting principle                                 $     147.4   $     (50.7)  $     (60.8)
                                                         ===========   ===========   ===========

The major components of the Company's (benefit from) provision for income taxes are summarized below:

                                                                   YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                                           2003          2002
                                                             2004        RESTATED      RESTATED
                                                         -----------   -----------   -----------
Current:
  Federal                                                $      (0.9)  $       2.7   $       4.7
  State                                                         (2.1)          0.5          (0.6)
  Foreign                                                      (24.2)        (20.6)        (20.1)
                                                         -----------   -----------   -----------
      Current income tax provision                             (27.2)        (17.4)        (16.0)
                                                         -----------   -----------   -----------
Deferred:
  Federal                                                      186.8        (169.7)         18.1
  State                                                          5.2          (6.0)          3.5
  Foreign                                                       11.9          17.2          10.2
                                                         -----------   -----------   -----------
    Deferred income tax provision                              203.9        (158.5)         31.8
                                                         -----------   -----------   -----------
      Total benefit from (provision for)
       income taxes                                      $     176.7   $    (175.9)  $      15.8
                                                         ===========   ===========   ===========

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carryforward as of December 31, 2004 and 2003 are summarized below for major balance sheet captions:

                                                               2003
                                                2004         RESTATED
                                            ------------   ------------
Property, plant and equipment               $      (86.7)  $      (83.6)
Intangibles                                          1.0            7.7
Restructuring reserve                                8.1           20.5
Trade receivables                                   17.5           14.3
Net inventories                                     17.6           16.6
Warranties and product liability                    23.0           19.8
Net operating loss carryforwards                   313.8          328.7
Pension                                             31.6           39.1
Equipment lease revenue                             68.6           53.9
Other                                               49.3           15.1
Deferred tax assets valuation allowance           (222.6)        (434.5)
                                            ------------   ------------
  Net deferred tax assets                   $      221.2   $       (2.4)
                                            ============   ============

Deferred tax liabilities are included in current liabilities and non-current liabilities on the consolidated balance sheet. The current portion is $41.3 and the non-current portion is $73.4 for the year ended December 31, 2004. The valuation allowance for deferred tax assets as of January 1, 2003 was $190.4. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $211.9 in 2004 and an increase of $244.1 in 2003. The decrease in valuation allowance for the year ended December 31, 2004 primarily relates to the release of the valuation allowance established for certain U.S. deferred tax assets in 2003, due to improved operating results during 2004 and significant, profitable backlog generated in early 2005. The decrease in valuation allowance also relates to the release of the valuation allowance previously established for the Company's Fermec business, as it was determined that it was more likely than not that these assets would be realized. These reversals were partially offset by an increase in foreign net operating loss carryforwards for which the Company has provided a valuation allowance, and movement in foreign currency exchange rates. The increase in the year ended December 31, 2003 primarily relates to the establishment of the valuation allowance on the Company's U.S. deferred tax assets, as it was determined, that it was more likely than not, based on a cumulative three-year historical loss and other available evidence that the assets would not be realized. In addition, the 2003 change included acquired deferred tax assets for which a valuation allowance was provided, as well as movement in foreign currency exchange rates. Approximately $114.6 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill or other non-current intangibles of the acquired entity. The Company provides valuation allowances for deferred tax assets whose realization is not more likely than not based on estimated future taxable income in the carryforward period. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

The Company's Provision for Income Taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company's Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle. The reasons for the difference are summarized below:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                                     2003          2002
                                                       2004        RESTATED      RESTATED
                                                   -----------   -----------   -----------
Tax at statutory federal income tax rate           $     (51.6)  $      17.7   $      21.3
State taxes (net of Federal benefit)                      (1.4)         (0.4)          1.8
Change in valuation allowance relating to NOL
 and temporary differences:
  U.S. Federal consolidated group                        200.7        (200.7)           --
  Other                                                   23.5           8.6          (6.5)
Foreign tax differential on income/losses of
 foreign subsidiaries                                      7.3          (1.6)         (2.0)

Non-deductible goodwill charges                           (0.2)         (9.5)         (0.2)
Federal tax credits                                         --            --           1.3
Other                                                     (1.6)         10.0           0.1
                                                   -----------   -----------   -----------
  Total benefit (provision) for income taxes       $     176.7   $    (175.9)  $      15.8
                                                   ===========   ===========   ===========

Income taxes have not been provided for temporary differences between the amount for financial reporting and the tax basis of investments in foreign subsidiaries. The Company's intent is to remain indefinitely reinvested or to repatriate earnings when it is tax efficient to do so. At December 31, 2004, these temporary differences, which primarily relate to unremitted earnings, amounted to approximately $535. If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have to be provided. However, determination of the amount of deferred federal and foreign income taxes is not practical.

At December 31, 2004, the Company had domestic federal net operating loss carryforwards of $398.1. The U.S. federal net operating loss carryforwards expire as follows:

                          NET OPERATING LOSS
                             CARRYFORWARDS
                          ------------------
2008                      $             49.1
2009                                    42.5
2010                                    47.7
2011                                     4.5
2012 - 2016                              0.6
2017                                     2.1
2018                                     2.9
2019                                    33.0
2020                                    26.0
2021                                   102.6
2022                                    51.2
2023                                    35.9
                          ------------------
  Total                   $            398.1
                          ==================

The Company also has various state net operating loss carryforwards available to reduce future state taxable income and income taxes. These net operating loss carryforwards expire at various dates beginning in 2008 through 2023. In addition, the Company's foreign subsidiaries have approximately $816.6 of loss carryforwards; $170.0 in the United Kingdom, $89.9 in the Czech Republic, $515.9 in Germany and $40.8 in other countries, which are available to offset future foreign taxable income. The majority of these foreign tax loss carryforwards are available without expiration.

The Company made income tax payments of $26.2, $8.5 and $14.2 in 2004, 2003 and 2002, respectively.

In December 2004, the FASB issued FASB Staff Position No. 109-1 "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 provides accounting guidance for companies that will be eligible for a tax deduction resulting from "qualified production activities income" as defined in the American Jobs Creation Act of 2004 (the "Act"). FSP 109-1 requires this deduction be treated as a special deduction in accordance with SFAS 109, which does not require a revaluation of the Company's U.S. deferred tax assets and liabilities. The Company will apply the guidance in FSP 109-1 upon recognition of this tax deduction.

In December 2004, the FASB issued FASB Staff Position No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain non-U.S. earnings that are repatriated from controlled foreign subsidiaries in excess of a base amount as defined in the Act. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law; however, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the Act.

The Company evaluated the effects of the repatriation provision and based on the guidance published by the U.S. Treasury, the Company determined that it was eligible for the one-time tax deduction. In 2005, the Company repatriated approximately $101 from a controlled foreign subsidiary in accordance with the Act and will record federal tax expense of $5.3 and a state tax expense (net of federal tax benefit) of $0.2.


NOTE Q - STOCKHOLDERS' EQUITY

Common Stock. The Company's certificate of incorporation was amended in June 1998 to increase the number of authorized shares of Common Stock to 150.0 million. On April 23, 2002, the Company issued 5.3 million shares of Common Stock in a public offering with net proceeds to the Company of $113.3. As disclosed in Note C - "Acquisitions," the Company also issued approximately 0.9 million shares of Common Stock in connection with the acquisitions of Commercial Body, Tatra and Genie during 2003 and the Company issued 5.3 million shares of Common Stock during 2002 in connection with the acquisitions of Schaeff, Utility Equipment, Telelect Southeast and Genie.

On December 31, 2004, there were 50.8 million shares of Common Stock issued and
49.4 million shares of Common Stock outstanding. Of the 100.4 million unissued shares of Common Stock at that date, 3.0 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2004, the Company held 2.0 million shares of Common Stock in treasury totaling $35.2, including 0.8 million shares held in a trust for the benefit of the Company's deferred compensation plan at a total of $16.5.

Preferred Stock. The Company's certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2004, there were no shares of preferred stock outstanding.

Equity Rights. On May 9, 1995, the Company sold one million equity rights securities (the "Equity Rights") along with a $250 debt offering. During 2002, holders exercised 44.8 thousand rights. Also, during 2002, 103 thousand rights were exchanged for approximately 65 thousand shares of Common Stock pursuant to an offer of accommodation made by the Company. As of December 31, 2004, there were no Equity Rights outstanding, as all Equity Rights were either exercised or expired.

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the "2000 Plan"). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company's success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options ("Options") to purchase shares of Common Stock, (ii) stock appreciation rights ("SARs"), (iii) stock purchase awards, (iv) restricted stock awards and
(v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 3.5 million shares to 6.0 million shares. As of December 31, 2004, 2.6 million shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the "1996 Plan"). The 1996 Plan authorizes the granting, among other things, of (i) Options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant's job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. At December 31, 2004, 195 thousand shares were available for grant under the 1996 Plan.

In 1995, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the "1994 Plan") covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. The total number of shares of the Company's Common Stock available to be awarded under the 1994 Plan is 750 thousand, subject to certain adjustments. At December 31, 2004, 10 thousand shares were available for grant under the 1994 Plan.

The Company maintains the Terex Corporation Incentive Stock Option Plan (the "1988 Plan"). The 1988 Plan is a qualified incentive stock option ("ISO") plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. An ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. An ISO expires after ten years. In accordance with the terms of the 1988 Plan, no additional stock options are available for grant under the 1988 Plan at December 31, 2004, since grants under the 1988 Plan could only be made within ten years of the date of the 1988 Plan's adoption.

Substantially all stock option grants under the 2000 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant.

The following table is a summary of stock options under all of the Company's plans.

                                                                 WEIGHTED AVERAGE
                                                                     EXERCISE
                                             NUMBER OF OPTIONS   PRICE PER SHARE
                                            ------------------   ---------------
Outstanding at December 31, 2001                     1,950,762   $         17.96
  Granted                                              608,341   $         21.80
  Exercised                                           (221,383)  $         14.48
  Canceled or expired                                  (49,450)  $         12.90
                                            ------------------
Outstanding at December 31, 2002                     2,288,270   $         19.43
  Granted                                              726,773   $         12.30
  Exercised                                           (201,975)  $         15.33
  Canceled or expired                                 (272,578)  $         22.28
                                            ------------------
Outstanding at December 31, 2003                     2,540,490   $         17.41
  Granted                                              332,179   $         33.99
  Exercised                                           (488,500)  $         18.08
  Canceled or expired                                 (144,364)  $         20.56
                                            ------------------
Outstanding at December 31, 2004                     2,239,805   $         19.52
                                            ==================   ===============
Exercisable at December 31, 2004                     1,100,054   $         18.26
                                            ==================   ===============
Exercisable at December 31, 2003                     1,059,721   $         18.96
                                            ==================   ===============
Exercisable at December 31, 2002                       969,281   $         19.56
                                            ==================   ===============

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          ---------------------------------------   ----------------------
                                                                                 WEIGHTED
                                       WEIGHTED       WEIGHTED                    AVERAGE
                                        AVERAGE        AVERAGE                   EXERCISE
         RANGE OF         NUMBER OF      LIFE      EXERCISE PRICE   NUMBER OF    PRICE PER
      EXERCISE PRICES      OPTIONS    (IN YEARS)      PER SHARE      OPTIONS       SHARE
----------------------    ---------   ----------   --------------   ---------   ----------
$   3.22 - $   6.41          18,037       0.9      $         4.39      18,037   $     4.39
$   6.42 - $   9.62           5,150       1.7      $         6.75       5,150   $     6.75
$   9.63 - $  12.03         568,860       7.1      $        11.35     159,985   $    11.45
$  12.04 - $  16.03         136,188       3.9      $        13.94     135,812   $    13.94
$  16.04 - $  19.24         560,116       5.6      $        16.94     374,741   $    16.88
$  19.25 - $  22.44         227,875       6.5      $        22.00     134,000   $    22.08
$  22.45 - $  28.86         350,950       5.3      $        23.59     206,200   $    24.21
$  28.87 - $  32.06          86,429       5.6      $        29.65      63,929   $    29.47
$  32.07 and over           286,200       9.1      $        34.63       2,200   $    42.58
                          ---------                                 ---------
                          2,239,805                $        19.52   1,100,054   $    18.26
                          =========                                 =========

Comprehensive Income (Loss). The following table reflects the accumulated balances of other comprehensive income.

                                                                                    ACCUMULATED
                                      PENSION        CUMULATIVE      DERIVATIVE       OTHER
                                     LIABILITY      TRANSLATION       HEDGING      COMPREHENSIVE
                                     ADJUSTMENT      ADJUSTMENT      ADJUSTMENT      INCOME (LOSS)
                                   -------------   -------------   -------------   -------------
Balance at December 31, 2001
  (Restated)                       $        (6.9)  $      (126.5)  $        (0.8)  $      (134.2)
Current year change (Restated)             (34.2)          121.6             2.9            90.3
                                   -------------   -------------   -------------   -------------
Balance at December 31, 2002
  (Restated)                               (41.1)           (4.9)            2.1           (43.9)
Current year change (Restated)               5.0           144.9             4.4           154.3
                                   -------------   -------------   -------------   -------------
Balance at December 31, 2003
  (Restated)                               (36.1)          140.0             6.5           110.4
Current year change                         (8.3)          108.3            (3.9)           96.1
                                   -------------   -------------   -------------   -------------
Balance at December 31, 2004       $       (44.4)  $       248.3   $         2.6   $       206.5
                                   =============   =============   =============   =============

At December 31, 2004, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $24.6 and a tax liability of $1.0, respectively.

NOTE R - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2004, the Company maintained four defined benefit pension plans covering certain domestic employees (the "Terex Plans"). The benefits for the plan covering the salaried employees are based primarily on years of service and employees' qualifying compensation. Participation in the plan for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service or earnings following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering the hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company's policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. At December 31, 2004 and 2003, the Terex Plans held 0.2 million shares of the Company's Common Stock, with market values of $9.5 and $5.7, respectively.

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

Other Postemployment Benefits

The Company has non-pension post-retirement benefit programs. The health care programs are contributory with participants' contributions adjusted annually; the life insurance plan is non-contributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations (also known as Koehring Cranes, Inc.) and Terex Corporation. The Company provides postemployment health benefits for certain former employees at Cedarapids and Simplicity Engineering. The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," on January 1, 1993. This statement requires accrual of postretirement benefits (such as health care benefits) during the years an employee provides service. Terex adopted the provisions of SFAS No. 106 using the delayed recognition method, whereby the amount of the unrecognized transition obligation at January 1, 1993 is recognized prospectively as a component of future years' net periodic postretirement benefit expense. The unrecognized transition obligation at January 1, 1993 was $4.5. Terex is amortizing this transition obligation over 12 years, the average remaining life expectancy of the participants.

The Company uses a December 31 measurement date for its U.S. plans. The liability of the Company's U.S. plans, including the SERP, as of December 31, was as follows:

                                                          PENSION BENEFITS             OTHER BENEFITS
                                                     -------------------------   -------------------------
                                                         2004          2003          2004          2003
                                                     -----------   -----------   -----------   -----------
Accumulated benefit obligation at end of year        $     125.0   $     120.8
                                                     ===========   ===========
Change in benefit obligation:
  Benefit obligation at beginning of year            $     122.6   $     109.4   $      11.2   $       9.0
  Service cost                                               1.3           1.4           0.2           0.1
  Interest cost                                              7.1           7.3           0.8           0.7
  Impact of plan amendments                                   --            --            --            --
  Actuarial (gain) loss                                      3.0          11.9           3.1           2.5
  Benefits paid                                             (7.6)         (7.4)         (1.1)         (1.1)
                                                     -----------   -----------   -----------   -----------
Benefit obligation at end of year                          126.4         122.6          14.2          11.2
                                                     -----------   -----------   -----------   -----------
Change in plan assets:
  Fair value of plan assets at beginning of year            96.2          86.0            --            --
  Actual return on plan assets                              10.8          16.3            --            --
  Employer contribution                                      3.0           1.3           1.1           1.1
  Benefits paid                                             (7.6)         (7.4)         (1.1)         (1.1)
                                                     -----------   -----------   -----------   -----------
Fair value of plan assets at end of year                   102.4          96.2            --            --
                                                     -----------   -----------   -----------   -----------
Funded status                                              (24.0)        (26.4)        (14.2)        (11.2)
Unrecognized actuarial (gain) loss                          45.4          48.0           6.2           3.7
Unrecognized prior service cost                              6.6           7.4           0.7           0.8
Unrecognized transition obligation                            --            --            --           0.3
                                                     -----------   -----------   -----------   -----------
Net amount recognized                                $      28.0   $      29.0   $      (7.3)  $      (6.4)
                                                     ===========   ===========   ===========   ===========
Amounts recognized in the Consolidated
 Balance Sheet consist of:
  Accrued benefit liability                          $     (17.4)  $     (18.0)  $      (7.3)  $      (6.4)
  Accumulated other comprehensive income (loss)             45.4          47.0            --            --
                                                     -----------   -----------   -----------   -----------
Net amount recognized                                $      28.0   $      29.0   $      (7.3)  $      (6.4)
                                                     ===========   ===========   ===========   ===========

                                                          PENSION BENEFITS             OTHER BENEFITS
                                                     -------------------------   -------------------------
                                                         2004          2003          2004          2003
                                                     -----------   -----------   -----------   -----------
Weighted-average assumptions as of December 31:
  Discount rate                                             5.75%         6.00%         5.75%         6.00%
  Expected return on plan assets                            8.00%         8.00%           --            --
  Rate of compensation increase                             4.00%         4.00%           --            --

                                                  PENSION BENEFITS                  OTHER BENEFITS
                                           ------------------------------   ------------------------------
                                             2004       2003       2002       2004       2003       2002
                                           --------   --------   --------   --------   --------   --------
Components of net periodic cost:
  Service cost                             $    1.2   $    1.4   $    0.5   $    0.2   $    0.1   $    0.1
  Interest cost                                 7.1        7.3        7.1        0.8        0.7        0.6
  Expected return on plan assets               (7.4)      (6.6)      (8.6)        --         --         --
  Amortization of prior service
   cost                                         0.7        0.7        0.4        0.4        0.4        0.1
  Amortization of transition
   obligation                                    --         --         --         --         --        0.3
  Recognized actuarial (gain) loss              2.2        2.5        1.0        0.5        0.2         --
                                           --------   --------   --------   --------   --------   --------
Net periodic cost (benefit)                $    3.8   $    5.3   $    0.4   $    1.9   $    1.4   $    1.1
                                           ========   ========   ========   ========   ========   ========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $126.4, $125.0 and $102.4, respectively, as of December 31, 2004, and $122.6, $120.8 and $96.2, respectively, as of December 31, 2003.

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

At December 31, 2004 and 2003, the Terex Plans held the Company's Common Stock. These shares represented 9.4% and 6.0%, respectively, of the Terex Plans' assets. The asset allocation, excluding the Company's Common Stock, for the Company's U.S. defined benefit pension plans at December 31, 2004 and 2003 and target allocation for 2005 are as follows:

                                                           PERCENTAGE OF PLAN             TARGET
                                                         ASSETS AT DECEMBER 31,         ALLOCATION
                                                        --------------------------    ---------------
                                                            2004           2003             2005
                                                        -----------    -----------    ---------------
Equity Securities, excluding Terex Common Stock                43.4%          42.0%    32.0% - 48.0%
Fixed Income                                                   56.6%          58.0%    54.0% - 66.0%
                                                        -----------    -----------
Total, excluding Terex Common Stock                           100.0%         100.0%
                                                        ===========    ===========

The Company plans to contribute approximately $2 to its U.S. defined benefit pension plans in 2005. The Company's estimated future benefit payments under its U.S. defined benefit pension plans are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
                  2005                   $      7.7
                  2006                   $      7.7
                  2007                   $      8.0
                  2008                   $      8.2
                  2009                   $      8.4
                  2010-2014              $     45.1

For measurement purposes, a 9.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 4.75 percent for 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     1-PERCENTAGE-     1-PERCENTAGE-
                                                     POINT INCREASE    POINT DECREASE
                                                     --------------    --------------
Effect on total service and interest cost
 components                                                5.07%            (4.49)%
Effect on postretirement benefit obligation                4.86%            (4.32)%

International Plans - The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans.

The Company uses a December 31 measurement date for its international plans. The liability of the Company's international plans as of December 31, was as follows:

                                                                PENSION BENEFITS
                                                          ---------------------------
                                                                             2003
                                                              2004         RESTATED
                                                          ------------   ------------
Accumulated benefit obligation at end of year             $      237.9   $      196.4
                                                          ============   ============
Change in benefit obligation:
  Benefit obligation at beginning of year                 $      207.1   $      171.5
  Service cost                                                     4.0            4.6
  Interest cost                                                   11.7           10.5
  Actuarial (gain) loss                                           17.2            0.4
  Benefits paid                                                   (8.6)          (8.2)
  Foreign exchange effect                                         16.4           28.3
                                                          ------------   ------------
Benefit obligation at end of year                                247.8          207.1
                                                          ------------   ------------
Change in plan assets:
  Fair value of plan assets at beginning of year                  64.5           49.6
  Actual return on plan assets                                     5.9            8.8
  Employer contribution                                            9.8            8.0
  Benefits paid                                                   (8.6)          (8.2)
  Foreign exchange effect                                          5.1            6.3
                                                          ------------   ------------
Fair value of plan assets at end of year                          76.7           64.5
                                                          ------------   ------------
Funded status                                                   (171.1)        (142.6)
Unrecognized actuarial (gain) loss                                32.8           16.1
Unrecognized prior service cost                                   (0.1)            --
Unrecognized transition obligation                                (0.1)          (0.1)
                                                          ------------   ------------
Net amount recognized                                     $     (138.5)  $     (126.6)
                                                          ============   ============
Amounts recognized in the Consolidated Balance Sheet
 consist of:
  Accrued benefit liability                               $     (161.2)  $     (136.4)
  Accumulated other comprehensive income (loss)                   22.7            9.8
                                                          ------------   ------------
Net amount recognized                                     $     (138.5)  $     (126.6)
                                                          ============   ============

                                                         PENSION BENEFITS
                                                  -----------------------------
                                                      2004             2003
                                                  -------------   -------------
The range of assumptions as of December 31:
  Discount rate                                   4.75% - 5.50%   5.50% - 6.00%
  Expected return on plan assets                  2.00% - 6.50%   2.00% - 7.00%
  Rate of compensation increase                   1.50% - 4.50%   2.75% - 4.00%

                                                  PENSION BENEFITS
                                        ---------------------------------------
                                            2004          2003          2002
                                        -----------   -----------   -----------
Components of net periodic cost:
  Service cost                          $       4.0   $       4.6   $       4.2
  Interest cost                                11.7          10.5           7.9
  Expected return on plan assets               (4.5)         (3.8)         (3.6)
  Curtailment (gain) loss                        --           0.3            --
  Recognized actuarial (gain) loss              0.3           0.5           0.2
                                        -----------   -----------   -----------
Net periodic cost                       $      11.5   $      12.1   $       8.7
                                        ===========   ===========   ===========

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the international defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $247.8, $237.9 and $76.7, respectively, as of December 31, 2004, and $207.1, $196.4 and $64.5,
respectively, as of December 31, 2003.

The asset allocation for the Company's international defined benefit pension plans at December 31, 2004 and 2003 is as follows:

                                   PERCENTAGE OF PLAN ASSETS
                                         AT DECEMBER 31,
                                   -----------   -----------
                                       2004          2003
                                   -----------   -----------
Equity Securities                         85.2%         87.9%
Fixed Income                              14.8%         12.1%
                                   -----------   -----------
Total                                    100.0%        100.0%
                                   ===========   ===========

The Company is currently reviewing its investment allocation policy for its funded international defined benefit plans. At the conclusion of its review, the Company will formalize the target allocation. Until this review is completed, the Company will invest on a basis consistent with 2004.

The Company plans to contribute approximately $11 to its foreign defined benefit pension plans in 2005. The Company's estimated future benefit payments under its international defined benefit pension plans are as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
                 2005                   $     8.9
                 2006                   $     9.3
                 2007                   $     9.6
                 2008                   $    10.0
                 2009                   $    10.3
                 2010-2014              $    60.8

Savings Plans

The Company maintains a deferred compensation plan (the "Deferred Compensation Plan") for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of the Company's Common Stock. It has been the practice of the Deferred Compensation Plan to acquire shares of the Company's Common Stock from time to time as participants contribute to the Company's Common Stock fund, in order to eliminate the risk associated with fluctuations in the price of the Company's Common Stock.

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

In addition to the Company's Deferred Compensation Plan, the Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company's common stock held in a rabbi trust pursuant to a deferred compensation plan is treated in a manner similar to treasury stock and is recorded at cost within stockholders' equity and totaled $16.5 and $26.8, as of December 31, 2004 and 2003, respectively. The number of shares of the Company's common stock held in a rabbi trust at December 31, 2004 and 2003 totaled 0.8 and 1.3, respectively. As of December 31, 2003, the corresponding deferred compensation obligation in the Company's common stock and other deferral investments by plan participants was recorded as current liabilities totaling $3.6, non-current liabilities totaling $21.5 and stockholders' equity totaling $12.0. As of December 31, 2004, the plan obligation for participant deferral in the Company's common stock was classified as additional paid-in capital within stockholders' equity and totaled $17.8; the participant deferral in other investment options totaled $7.5 and was recorded within current liabilities ($3.9) and non-current liabilities ($3.6).

Charges recognized for the Deferred Compensation Plan and these other savings plans were $12.3, $13.3 and $4.2 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE S - LITIGATION AND CONTINGENCIES

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

The Company is involved in various other legal proceedings, including workers' compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company's outstanding letters of credit totaled $112.1 at December 31, 2004. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company's performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries' worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management's estimate of the potential losses which the Company might incur.

In the third quarter of 2002, the Company obtained a favorable court judgment on appeal as the defendant in a patent infringement case brought against the Terex Construction segment's Powerscreen business. This favorable court judgment reversed a lower court decision for which the Company had previously recorded a liability. As a result of this favorable judgment, the Company recorded $9.5 of income in "Other income (expense) - net" in the Consolidated Statement of Operations during 2002 and an additional $2.4 during 2003.

In the second quarter of 2004, the Company settled an outstanding litigation matter related to the Company's acquisition of O&K Mining in 1998. In connection with the settlement, the Company recognized a gain of $5.8, which was recorded in "Other income (expense) - net" in the Consolidated Statement of Operations during 2004.

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

As of December 31, 2004, the Company's maximum exposure to such credit guarantees is $288.6, including total guarantees issued by Demag and Genie of $212.6 and $37.9, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company's position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note M - "Net Investment in Sales-Type Leases," the Company's maximum exposure related to residual value guarantees under sales-type leases is $55.9 at December 31, 2004, including total guarantees issued by Genie of $55.6. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2004, the Company's maximum exposure pursuant to buyback guarantees is $49.9. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company's original equipment manufacturer status.

The Company has recorded an aggregate liability within "other current liabilities" and "other non-current liabilities" in the condensed consolidated balance sheet of approximately $10 for the estimated fair value of all guarantees provided.

NOTE T - RELATED PARTY TRANSACTIONS

On March 2, 2000, Terex made a loan to Ronald M. DeFeo, the Chairman, Chief Executive Officer, President and Chief Operating Officer of the Company, in the amount of $3.0. The purpose of the loan was to enable Mr. DeFeo to purchase a house at a time when he was not permitted to sell any shares of his Common Stock. Further, at such time, the Board of Directors determined that it did not desire that Mr. DeFeo be required to sell his Common Stock when he was able to do so in order to satisfy his other obligations, and preferred instead to grant him this loan, secured by his shares of Common Stock and amounts earned by Mr. DeFeo under the Company's 1999 Long-Term Incentive Plan ("LTIP"). Mr. DeFeo prepaid $1.0 of the principal amount of the loan in October 2000. The remaining $2.0 principal balance of the loan was prepaid in April 2004.

Certain former executive officers and directors of the Company, including Marvin
B. Rosenberg, who retired as a director of the Company at the end of 2002, were named along with the Company in a private litigation initiated by the End of the Road Trust, the successor to certain of the assets of the bankruptcy estate of Fruehauf Trailer Corporation, a former subsidiary of the Company. The Company expended approximately $0.1 for legal fees and expenses in 2002 for this matter, which included the defense of Mr. Rosenberg, as well as other former executive officers and directors of the Company. The Company is unable to separately determine the portion of these legal fees and expenses allocable to Mr. Rosenberg individually. The Company settled this matter in 2002 in a manner that did not have a material adverse effect on the Company's operations.

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

On November 13, 2003, the Company entered into an agreement with FILVER S.A. ("FILVER"), an entity affiliated with Fil Filipov, the President of the Company's Terex Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FILVER provides consulting services to Terex as assigned by the Chief Executive Officer of Terex, including an initial assignment to assist with the operations of Tatra. The term of the agreement is for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 per year, subject to adjustment based on usage of FILVER's services and FILVER's performance (determined at the discretion of the Company), plus reimbursement of certain expenses. During 2004, the Company incurred a total cost of $0.6 under this contract, which includes the consulting fee of $0.5.

During 2004, the Company leased equipment to Connecticut Aggregate Inc. ("Con Ag"), an entity affiliated with Kerry O'Sullivan, a former executive officer of the Company. The terms of the agreement between the Company and Con Ag are the standard terms and conditions that the Company uses when it enters into leases of its equipment. As of December 31, 2004, the Company was owed $0.1 from Con Ag.

The Board of Directors is advised in advance of all transactions or agreements with affiliates of the Company, and utilizes such procedures in evaluating their terms and provisions as are appropriate in light of the Board's fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of independent directors. One of the responsibilities of the Audit Committee is to review related party transactions.

NOTE U - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of a broad range of equipment primarily for the construction, infrastructure and surface mining industries. From July 1, 2001 through June 30, 2002, the Company operated in three business segments: (i) Terex Americas; (ii) Terex Europe; and (iii) Terex Mining. From July 1, 2002 through September 18, 2002, the Company operated in four business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Roadbuilding, Utility Products and Other; and (iv) Terex Mining, and upon the acquisition of Genie on September 18, 2002, the Company added the Terex Aerial Work Platforms segment. On July 1, 2003, the Company announced an agreement in principle to sell its worldwide electric drive mining truck business, and ceased reporting Terex Mining as a separate financial reporting segment. On December 10, 2003, Terex terminated the negotiation for the sale of the electric drive mining truck business, and has reinstated reporting of the Terex Mining segment. On July 1, 2004, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain operational efficiencies. The Company now operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other. All prior periods have been restated to reflect results based on these five business segments. The Company's strategy going forward is to build the Terex brand. As part of that effort, Terex is migrating historic brand names for many of its products to the Terex brand, including in some cases using the historic brand name in conjunction with the Terex brand name for a transitional period of time. The Company plans to continue the use of the Genie, Powerscreen and Bid-Well brand names as well.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes), compact equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Currently, Terex Cranes products are marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex's acquisition of Genie on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer mounted booms, articulating booms, stick booms, scissor lifts, telehandlers, light towers, concrete finishing equipment, power buggies, generators, arrow boards, construction trailers, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products currently are marketed principally under the Terex and Genie brand names and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

The Terex Materials Processing & Mining segment designs, manufactures and markets fixed installation crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Currently, Terex Materials Processing & Mining products are marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. The Company acquired Noble CE and its affiliates on September 7, 2004 and certain assets and liabilities of Reedrill and its affiliates on December 31, 2004. The results of Noble CE and Reedrill are included in the Terex Materials Processing & Mining segment since their respective dates of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets, asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the following historic brand names, including in some cases the use of the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, Cedarapids/Standard Havens, CMI Johnson-Ross, CMI Terex, CMI-Cifali, Hi-Ranger, Tatra and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. These operations distribute and install the Company's utility aerial devices as well as other products that service the utility industry.

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Re-Rentals name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. The Company acquired Utility Equipment on January 15, 2002, Telelect Southeast on March 26, 2002 and certain assets and liabilities of Terex Advance Mixer on April 11, 2002. On February 14, 2003, the Company acquired Commercial Body and Combatel. On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of Tatra and acquired a controlling interest in ATC. On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Utility Equipment, Telelect

Southeast, Terex Advance Mixer, Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

On April 1, 2003, the Company changed the composition of its segments when it moved the North American operations of its telehandlers business from the Terex Construction segment to the Terex Aerial Work Platforms segment due to a change in the way the Company's operating decision makers view the business. The results by segment have been reclassified within the two segments to reflect this change in the Company's segments.

On July 1, 2004, the Company realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain operational efficiencies. The Materials Group, formerly part of the Terex Roadbuilding, Utility Products and Other Segment, is now consolidated with the Terex Mining Group under the Terex Materials Processing & Mining Segment. The Terex Light Construction and Load King businesses, formerly part of the Terex Roadbuilding, Utility Products and Other Segment, are now part of the Terex Aerial Work Platforms Segment.

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

The Company has no customers which accounted for more than 10% of consolidated sales in 2004. The Company is not dependent upon any single customer. The Company's largest single customer is United Rentals, Inc. ("United Rentals"). The Company has had a long-standing relationship with United Rentals. The Company's Chairman, President and Chief Executive Officer served as a director of United Rentals until June 2005.

The results of businesses acquired during 2004, 2003 and 2002 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below:

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                                         2003         2002
                                                          2004        RESTATED      RESTATED
                                                      -----------   -----------   -----------
Sales
  Terex Construction                                  $   1,773.0   $   1,350.4   $   1,186.0
  Terex Cranes                                            1,076.8       1,029.0         715.3
  Terex Aerial Work Platforms                               915.0         643.0         211.6
  Terex Materials Processing & Mining                       541.4         397.8         396.5
  Terex Roadbuilding, Utility Products and Other            801.7         547.2         396.7
  Eliminations/Corporate                                    (88.1)        (57.6)        (89.6)
                                                      -----------   -----------   -----------
    Total                                             $   5,019.8   $   3,909.8   $   2,816.5
                                                      ===========   ===========   ===========
Income (Loss) from Operations
  Terex Construction                                  $      56.7   $      42.9   $      43.1
  Terex Cranes                                               35.3           9.9          (8.4)
  Terex Aerial Work Platforms                               105.7          67.7           0.5
  Terex Materials Processing & Mining                        30.8         (18.3)          5.2
  Terex Roadbuilding, Utility Products and Other              0.9         (27.8)          9.0
  Eliminations/Corporate                                    (14.8)        (16.4)        (11.2)
                                                      -----------   -----------   -----------
    Total                                             $     214.6   $      58.0   $      38.2
                                                      ===========   ===========   ===========
Depreciation and Amortization
  Terex Construction                                  $      15.9   $      18.4   $      13.3
  Terex Cranes                                               10.0          10.2           6.0
  Terex Aerial Work Platforms                                19.9          24.0           8.4
  Terex Materials Processing & Mining                         2.9           3.3           3.9
  Terex Roadbuilding, Utility Products and Other             12.0           8.9           8.4
  Corporate                                                   4.9           5.6           5.0
                                                      -----------   -----------   -----------
    Total                                             $      65.6   $      70.4   $      45.0
                                                      ===========   ===========   ===========
Capital Expenditures
  Terex Construction                                  $      12.1   $      14.1   $      12.7
  Terex Cranes                                                6.7           4.0           5.9
  Terex Aerial Work Platforms                                 3.5           2.5           2.9
  Terex Materials Processing & Mining                         1.8           1.6           1.3
  Terex Roadbuilding, Utility Products and Other             10.8           4.4           4.7
  Corporate                                                   0.6           0.5           1.7
                                                      -----------   -----------   -----------
    Total                                             $      35.5   $      27.1   $      29.2
                                                      ===========   ===========   ===========

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                                          2003            2002
                                                          2004          RESTATED        RESTATED
                                                      ------------    ------------    ------------
Identifiable Assets
     Terex Construction                               $    1,607.2    $    1,433.8    $    1,331.4
     Terex Cranes                                            989.4           903.6           940.1
     Terex Aerial Work Platforms                             556.2           487.0           504.0
     Terex Materials Processing & Mining                     612.2           575.4           537.5
     Terex Roadbuilding, Utility Products and Other          557.0           472.0           348.0
     Corporate                                             2,203.5         1,803.7         1,929.3
     Eliminations                                         (2,346.4)       (2,121.3)       (1,980.5)
                                                      ------------    ------------    ------------
         Total                                        $    4,179.1    $    3,554.2    $    3,609.8
                                                      ============    ============    ============

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below:

                                                                 YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                                        Restated        Restated
                                                      ------------    ------------    ------------
Sales
     United States                                    $    1,843.5    $    1,533.2    $    1,165.3
     United Kingdom                                          542.5           434.2           325.1
     Germany                                                 405.8           349.3           278.2
     Other European countries                              1,166.9           958.7           545.8
     All other                                             1,061.1           634.4           502.1
                                                      ------------    ------------    ------------
         Total                                        $    5,019.8    $    3,909.8    $    2,816.5
                                                      ============    ============    ============

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                                          2003            2002
                                                          2004          RESTATED        RESTATED
                                                      ------------    ------------    ------------
Long-lived Assets
     United States                                    $       93.3    $      107.6    $      141.9
     United Kingdom                                           37.0            39.0            32.9
     Germany                                                 146.1           140.3           117.5
     Other European Countries                                 75.5            60.9            10.4
     All other                                                10.7             6.0             5.3
                                                      ------------    ------------    ------------
         Total                                        $      362.6    $      353.8    $      308.0
                                                      ============    ============    ============

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE V - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. On March 29, 2001, the Company sold and issued $300 aggregate principal amount of the 10-3/8% Notes. On December 17, 2001, the Company sold and issued $200 aggregate principal amount of the 9-1/4% Notes. As of December 31, 2004, the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the "Wholly-owned Guarantors"): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, Product Support, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility

Equipment, Inc. As of December 31, 2004, the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes are also jointly and severally guaranteed by PPM Cranes, Inc. Prior to December 2002, PPM Cranes, Inc. was 92.4% owned by Terex. In December 2002, the Company acquired the remaining minority interest in the equity of PPM Cranes, Inc. The results include PPM Cranes, Inc. with the Wholly-owned Guarantors. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the Non-guarantor Subsidiaries. The results of business acquired are included from the dates of their respective acquisitions.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(IN MILLIONS)

                                                               WHOLLY-          NON-
                                                TEREX           OWNED         GUARANTOR     INTERCOMPANY
                                             CORPORATION     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------------    ------------    ------------    ------------    ------------
Net sales                                   $      395.3    $    1,770.6    $    3,126.7    $     (272.8)   $    5,019.8
     Cost of goods sold                            358.1         1,544.7         2,686.7          (272.8)        4,316.7
                                            ------------    ------------    ------------    ------------    ------------
Gross profit                                        37.2           225.9           440.0              --           703.1
     Selling, general & administrative
        expenses                                   (38.6)         (150.1)         (299.8)             --          (488.5)
     Goodwill impairment                              --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) from operations                       (1.4)           75.8           140.2              --           214.6
     Interest income                                 1.0            (0.7)            4.8              --             5.1
     Interest expense                              (21.2)          (26.5)          (44.4)             --           (92.1)
     Income (loss) from equity investees           144.7              --              --          (144.7)             --
Other income (expense) - net                        (1.2)            0.8            20.2              --            19.8
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                            121.9            49.4           120.8          (144.7)          147.4
Benefit from (provision for) income taxes          202.2            (1.1)          (24.4)             --           176.7
                                            ------------    ------------    ------------    ------------    ------------
Net income (loss)                           $      324.1    $       48.3    $       96.4    $     (144.7)   $      324.1
                                            ============    ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003 (RESTATED)
(IN MILLIONS)

                                                               WHOLLY-          NON-
                                                TEREX           OWNED         GUARANTOR     INTERCOMPANY
                                             CORPORATION     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------------    ------------    ------------    ------------    ------------
Net sales                                   $      292.3    $    1,362.5    $    2,479.7    $     (224.7)   $    3,909.8
     Cost of goods sold                            273.3         1,213.3         2,148.9          (224.7)        3,410.8
                                            ------------    ------------    ------------    ------------    ------------
Gross profit                                        19.0           149.2           330.8              --           499.0
     Selling, general & administrative
        expenses                                   (32.8)         (132.2)         (231.7)             --          (396.7)
     Goodwill impairment                            (3.7)          (40.6)             --              --           (44.3)
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) from operations                      (17.5)          (23.6)           99.1              --            58.0
     Interest income                                 1.2             3.7             2.2              --             7.1
     Interest expense                              (32.1)          (24.3)          (43.5)             --           (99.9)
     Income (loss) from equity investees            27.0              --              --           (27.0)             --
     Other income (expense) - net                  (15.0)            4.7            (5.6)             --           (15.9)
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                            (36.4)          (39.5)           52.2           (27.0)          (50.7)
Benefit from (provision for) income taxes         (190.2)           (2.8)           17.1              --          (175.9)
                                            ------------    ------------    ------------    ------------    ------------
Net income (loss)                           $     (226.6)   $      (42.3)   $       69.3    $      (27.0)   $     (226.6)
                                            ============    ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 (RESTATED)
(IN MILLIONS)

                                                               WHOLLY-          NON-
                                                TEREX           OWNED         GUARANTOR     INTERCOMPANY
                                             CORPORATION     GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            ------------    ------------    ------------    ------------    ------------
Net sales                                   $      274.5    $    1,012.6    $    1,655.8    $     (126.4)   $    2,816.5
     Cost of goods sold                            292.8           929.0         1,391.8          (126.4)        2,487.2
                                            ------------    ------------    ------------    ------------    ------------
Gross profit                                       (18.3)           83.6           264.0              --           329.3
     Selling, general & administrative
        expenses                                   (28.7)          (98.6)         (163.8)             --          (291.1)
     Goodwill impairment                              --              --              --              --              --
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) from operations                      (47.0)          (15.0)          100.2              --            38.2
     Interest income                                 3.0             1.6             2.9              --             7.5
     Interest expense                              (23.8)          (20.2)          (48.6)             --           (92.6)
     Income (loss) from equity investees            15.9              --              --           (15.9)             --
     Other income (expense) - net                  (24.3)          (18.0)           28.4              --           (13.9)
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
   extraordinary items                             (76.2)          (51.6)           82.9           (15.9)          (60.8)
     Benefit from (provision for) income
        taxes                                       31.2            (0.3)          (15.1)             --            15.8
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) before cumulative effect of
   change in accounting principle                  (45.0)          (51.9)           67.8           (15.9)          (45.0)
Cumulative effect of change in accounting
   principle                                      (113.4)          (18.4)          (95.0)          113.4          (113.4)
                                            ------------    ------------    ------------    ------------    ------------
Net income (loss)                           $     (158.4)   $      (70.3)   $      (27.2)   $       97.5    $     (158.4)
                                            ============    ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
(IN MILLIONS)

                                                                         WHOLLY-          NON-
                                                           TEREX          OWNED         GUARANTOR     INTERCOMPANY
                                                        CORPORATION    GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------   ------------    ------------    ------------    ------------
Assets
     Current assets
         Cash and cash equivalents                     $      111.0   $        3.5   $       304.3   $          --    $      418.8
         Trade receivables, net of allowance                   20.2          180.0           483.4              --           683.6
         Intercompany receivables                              22.6          143.5            41.8          (207.9)             --
         Inventories                                           99.7          307.3           859.6            14.7         1,281.3
         Current deferred tax assets                           60.0            3.9            46.0              --           109.9
         Other current assets                                  31.5           24.6            97.4              --           153.5
                                                       ------------   ------------    ------------    ------------    ------------
              Total current assets                            345.0          662.8         1,832.5          (193.2)        2,647.1
     Property, plant & equipment - net                          3.8           89.0           269.8              --           362.6
     Investment in and advances to (from)
        subsidiaries                                        1,177.3         (409.4)         (550.6)         (217.3)             --
     Goodwill - net                                            11.6          233.4           422.1              --           667.1
     Deferred taxes                                            68.8           75.4            81.8              --           226.0
     Other assets - net                                         7.9           96.9           171.5              --           276.3
                                                       ------------   ------------    ------------    ------------    ------------
Total assets                                           $    1,614.4   $      748.1    $    2,227.1    $     (410.5)   $    4,179.1
                                                       ============   ============    ============    ============    ============
Liabilities and stockholders' equity (deficit)
     Current liabilities
         Notes payable and current portion of
            long-term debt                             $        0.2   $       26.0    $       58.4    $         --    $       84.6
         Trade accounts payable                                52.8          183.5           659.5              --           895.8
         Intercompany payables                                 36.2           47.4           124.3          (207.9)             --
         Accruals and other current liabilities                97.8           85.8           365.5              --           549.1
                                                       ------------   ------------    ------------    ------------    ------------
              Total current liabilities                       187.0          342.7         1,207.7          (207.9)        1,529.5
     Long-term debt less current portion                      271.9          311.7           530.6              --         1,114.2
     Other long-term liabilities                               20.3           68.8           311.1              --           400.2
     Stockholders' equity (deficit)                         1,135.2           24.9           177.7          (202.6)        1,135.2
                                                       ------------   ------------    ------------    ------------    ------------
Total liabilities and stockholders' equity (deficit)   $    1,614.4   $      748.1    $    2,227.1    $     (410.5)   $    4,179.1
                                                       ============   ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003 (RESTATED)
(IN MILLIONS)

                                                                         WHOLLY-          NON-
                                                           TEREX          OWNED         GUARANTOR     INTERCOMPANY
                                                        CORPORATION    GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------   ------------    ------------    ------------    ------------
Assets
     Current assets
         Cash and cash equivalents                     $      148.7   $        2.8    $      316.0    $         --    $      467.5
         Trade receivables, net of allowance                   28.5          107.2           373.6              --           509.3
         Intercompany receivables                              11.7           14.0            18.0           (43.7)             --
         Inventories                                           85.4          264.3           670.4            18.4         1,038.5
         Other current assets                                  47.9           22.8           133.5              --           204.2
                                                       ------------   ------------    ------------    ------------    ------------
              Total current assets                            322.2          411.1         1,511.5           (25.3)        2,219.5
     Property, plant & equipment - net                          7.3          102.8           243.7              --           353.8
     Investment in and advances to (from) subsidiaries        871.3         (243.6)         (444.1)         (183.6)             --
     Goodwill - net                                            11.8          230.3           374.6              --           616.7
     Deferred taxes                                           (64.3)          65.9            45.4              --            47.0
     Other assets - net                                         4.9          140.2           172.1              --           317.2
                                                       ------------   ------------    ------------    ------------    ------------
Total assets                                           $    1,153.2   $      706.7    $    1,903.2    $     (208.9)   $    3,554.2
                                                       ============   ============    ============    ============    ============
Liabilities and stockholders' equity (deficit)
     Current liabilities
         Notes payable and current portion of
            long-term debt                             $        0.1   $       35.6    $       51.1    $         --    $       86.8
         Trade accounts payable                                31.3          124.1           459.5              --           614.9
         Intercompany payables                                 20.6           21.3             1.8           (43.7)             --
         Accruals and other current liabilities                35.6          108.6           322.7              --           466.9
                                                       ------------   ------------    ------------    ------------    ------------
              Total current liabilities                        87.6          289.6           835.1           (43.7)        1,168.6
     Long-term debt less current portion                      272.1          404.8           597.9              --         1,274.8
     Other long-term liabilities                              118.9           35.7           281.6              --           436.2
     Stockholders' equity (deficit)                           674.6          (23.4)          188.6          (165.2)          674.6
                                                       ------------   ------------    ------------    ------------    ------------
Total liabilities and stockholders' equity (deficit)   $    1,153.2   $      706.7    $    1,903.2    $     (208.9)   $    3,554.2
                                                       ============   ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(IN MILLIONS)

                                                                         WHOLLY-          NON-
                                                           TEREX          OWNED         GUARANTOR     INTERCOMPANY
                                                        CORPORATION    GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------   ------------    ------------    ------------    ------------
Net cash provided by (used in) operating activities    $      (44.1)  $      147.7    $       61.0    $         --    $      164.6
                                                       ------------   ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired             (1.5)         (35.1)          (22.1)             --           (58.7)
     Capital expenditures                                      (1.3)          (8.9)          (25.3)             --           (35.5)
     Proceeds from sale of assets                                --            1.8            30.6              --            32.4
                                                       ------------   ------------    ------------    ------------    ------------
         Net cash used in investing activities                 (2.8)         (42.2)          (16.8)             --           (61.8)
                                                       ------------   ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments of long-term debt                      --          (77.9)          (69.1)             --          (147.0)
     Net borrowings (repayments) under revolving line
        of credit agreements                                     --           (4.6)          (10.8)             --           (15.4)
     Proceeds from stock options exercised                      9.2             --              --              --             9.2
     Payment of premium on early retirement of debt              --             --              --              --              --
     Other                                                       --          (22.3)            5.4              --           (16.9)
                                                       ------------   ------------    ------------    ------------    ------------
         Net cash provided by (used in) financing
            activities                                          9.2         (104.8)          (74.5)             --          (170.1)
                                                       ------------   ------------    ------------    ------------    ------------
Effect of exchange rates on cash and cash equivalents            --             --            18.6              --            18.6
                                                       ------------   ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents          (37.7)           0.7           (11.7)             --           (48.7)
Cash and cash equivalents, beginning of period                148.7            2.8           316.0              --           467.5
                                                       ------------   ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period               $      111.0   $        3.5    $      304.3    $         --    $      418.8
                                                       ============   ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2003 (RESTATED)
(IN MILLIONS)

                                                                         WHOLLY-          NON-
                                                           TEREX          OWNED         GUARANTOR     INTERCOMPANY
                                                        CORPORATION    GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------   ------------    ------------    ------------    ------------
Net cash provided by (used in) operating activities    $       20.2   $       (0.5)   $      361.6    $         --    $      381.3
                                                       ------------   ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired               --           (7.9)            0.2              --            (7.7)
     Capital expenditures                                      (0.9)          (6.4)          (19.8)             --           (27.1)
     Proceeds from sale of assets                                --            1.6             4.5              --             6.1
                                                       ------------   ------------    ------------    ------------    ------------
         Net cash used in investing activities                 (0.9)         (12.7)          (15.1)             --           (28.7)
                                                       ------------   ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments of long-term debt                   (53.0)         (15.6)         (385.9)             --          (454.5)
     Proceeds from issuance of long-term debt, net of
        issuance costs                                         49.3           46.5           194.6              --           290.4
     Net borrowings (repayments) under revolving line
        of credit agreements                                     --           (1.7)          (63.3)             --           (65.0)
     Proceeds from stock options exercised                      2.8             --              --              --             2.8
     Payment of premium on early retirement of debt            (3.7)          (1.4)           (6.0)             --           (11.1)
     Other                                                       --          (18.0)          (11.4)             --           (29.4)
                                                       ------------   ------------    ------------    ------------    ------------
         Net cash provided by (used in) financing
            activities                                         (4.6)           9.8          (272.0)             --          (266.8)
                                                       ------------   ------------    ------------    ------------    ------------
Effect of exchange rates on cash and cash equivalents            --             --            29.5              --            29.5
                                                       ------------   ------------    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents           14.7           (3.4)          104.0              --           115.3
Cash and cash equivalents, beginning of period                134.0            6.2           212.0              --           352.2
                                                       ------------   ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period               $      148.7   $        2.8    $      316.0    $         --    $      467.5
                                                       ============   ============    ============    ============    ============

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002 (RESTATED)
(IN MILLIONS)

                                                                         WHOLLY-          NON-
                                                           TEREX          OWNED         GUARANTOR     INTERCOMPANY
                                                        CORPORATION    GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ------------   ------------    ------------    ------------    ------------
Net cash provided by (used in) operating activities    $     (109.4)  $      103.4    $       76.3    $         --    $       70.3
                                                       ------------   ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of business                              --             --              --              --              --
     Acquisition of business, net of cash acquired            (11.3)        (191.5)         (243.1)             --          (445.9)
     Capital expenditures                                      (1.7)         (10.3)          (17.2)             --           (29.2)
     Proceeds from sale of assets                               0.5            3.5            30.5              --            34.5
                                                       ------------   ------------    ------------    ------------    ------------
         Net cash used in investing activities                (12.5)        (198.3)         (229.8)             --          (440.6)
                                                       ------------   ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Principal repayments of long-term debt                    (1.5)        (101.8)         (116.3)             --          (219.6)
     Proceeds from issuance of long-term debt, net of
        issuance costs                                           --          204.8           367.2              --           572.0
     Issuance of common stock                                 113.3             --              --              --           113.3
     Net borrowings (repayments) under revolving line
        of credit agreements                                     --           (1.1)            0.3              --            (0.8)
     Other                                                       --           (4.9)             --              --            (4.9)
                                                       ------------   ------------    ------------    ------------    ------------
         Net cash provided by financing activities            111.8           97.0           251.2              --           460.0
                                                       ------------   ------------    ------------    ------------    ------------
Effect of exchange rates on cash and cash equivalents            --             --            12.1              --            12.1
Net (decrease) increase in cash and cash equivalents          (10.1)           2.1           109.8              --           101.8
Cash and cash equivalents, beginning of period                144.2            4.0           102.2              --           250.4
                                                       ------------   ------------    ------------    ------------    ------------
Cash and cash equivalents, end of period               $      134.1   $        6.1    $      212.0    $         --    $      352.2
                                                       ============   ============    ============    ============    ============

                       TEREX CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              (Amounts in millions)

                                                                                ADDITIONS
                                                          BALANCE     ----------------------------
                                                         BEGINNING     CHARGES TO                                       BALANCE END
                                                          OF YEAR      EARNINGS(3)      OTHER(1)      DEDUCTIONS(2)      OF YEAR
                                                       ------------   ------------    ------------   --------------   ------------
Year ended December 31, 2004
   Deducted from asset accounts:
      Allowance for doubtful accounts                  $       38.3   $       20.1    $        0.5   $         (6.6)  $       52.3
      Reserve for excess and obsolete inventory                59.9           40.1             4.6            (31.4)          73.2
      Valuation allowances for deferred tax assets            434.5         (224.2)           12.3               --          222.6
                                                       ------------   ------------    ------------   --------------   ------------
         Totals                                        $      532.7   $     (164.0)   $       17.4   $        (38.0)  $      348.1
                                                       ============   ============    ============   ==============   ============
Year ended December 31, 2003
   Deducted from asset accounts:
      Allowance for doubtful accounts (Restated)       $       19.9   $       32.7    $        0.9   $        (15.2)  $       38.3
      Reserve for excess and obsolete inventory
        (Restated)                                             37.1           52.8             7.8            (37.8)          59.9
      Valuation allowances for deferred tax assets
        (Restated)                                            190.4          192.1            52.0               --          434.5
                                                       ------------   ------------    ------------   --------------   ------------
         Totals (Restated)                             $      247.4   $      277.6    $       60.7   $        (53.0)  $      532.7
                                                       ============   ============    ============   ==============   ============
Year ended December 31, 2002
   Deducted from asset accounts:
      Allowance for doubtful accounts                  $        8.8   $       31.6    $        2.1   $        (22.6)  $       19.9
      Reserve for excess and obsolete inventory
        (Restated)                                             27.1           43.5             3.8            (37.3)          37.1
      Valuation allowances for deferred tax assets
        (Restated)                                            180.8            6.5             3.1               --          190.4
                                                       ------------   ------------    ------------   --------------   ------------
         Totals (Restated)                             $      216.7   $       81.6    $        9.0   $        (59.9)  $      247.4
                                                       ============   ============    ============   ==============   ============

(1)      Primarily represents the impact of foreign currency exchange.
(2) Primarily represents the utilization of established reserves, net of recoveries.
(3) The valuation allowance recorded in 2003 for U.S. deferred tax assets is reversed in 2004 and represents substantially all of the activity in those two years.