Form 10-Q
period 2005-03-31
TEREX CORP
filed 2006-05-17
CIK 97216

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 – Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10702

Terex Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	34-1531521 (IRS Employer Identification No.)

500 Post Road East, Suite 320, Westport, Connecticut 06880

(Address of principal executive offices)

(203) 222-7170

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES             NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act.

Large accelerated filer               Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES            NO

Number of outstanding shares of common stock: 50.2 million as of April 21, 2006.

The Exhibit Index begins on page 46.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of March 31, 2005, unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2005 (the “Guarantors”) of the Company’s $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). See Note Q to the Company’s March 31, 2005 Condensed Consolidated Financial Statements included in this Quarterly Report.

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number

Amida Industries, Inc.	South Carolina	57-0531390
Benford America, Inc.	Delaware	76-0522879
BL-Pegson USA, Inc.	Connecticut	31-1629830
Cedarapids, Inc.	Iowa	42-0332910
CMI Dakota Company	South Dakota	46-0440642
CMI Terex Corporation	Oklahoma	73-0519810
CMIOIL Corporation	Oklahoma	73-1125438
Finlay Hydrascreen USA, Inc.	New Jersey	22-2776883
Fuchs Terex, Inc.	Delaware	06-1570294
Genie Access Services, Inc.	Washington	91-2073567
Genie China, Inc.	Washington	91-1973009
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Koehring Cranes, Inc.	Delaware	06-1423888
O & K Orenstein & Koppel, Inc.	Delaware	58-2084520
Payhauler Corp.	Illinois	36-3195008
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
PPM Cranes, Inc.	Delaware	39-1611683
Royer Industries, Inc.	Pennsylvania	24-0708630
Schaeff Incorporated	Iowa	42-1097891
Spinnaker Insurance Company	Vermont	03-0372517
Standard Havens, Inc.	Delaware	43-0913249
Standard Havens Products, Inc.	Delaware	43-1435208
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Cranes, Inc.	Delaware	06-1513089
Terex Financial Services, Inc.	Delaware	45-0497096
Terex Mining Equipment, Inc.	Delaware	06-1503634
Terex Utilities, Inc.	Delaware	04-3711918
Terex Utilities South, Inc.	Delaware	74-3075523
Terex-RO Corporation	Kansas	44-0565380
Terex-Telelect, Inc.	Delaware	41-1603748
The American Crane Corporation	North Carolina	56-1570091
Utility Equipment, Inc.	Oregon	93-0557703

Back to Index

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,

	2005	2004

Net sales	$1,451.1	$1,059.4
Cost of goods sold	1,244.9	899.0

Gross profit	206.2	160.4
Selling, general and administrative expenses	(134.7)	(112.5)

Income from operations	71.5	47.9
Other income (expense)
Interest income	2.0	1.0
Interest expense	(23.6)	(22.5)
Other income (expense) – net	(2.7)	(2.4)

Income before income taxes	47.2	24.0
Provision for income taxes	(16.6)	(5.3)

Net income	$30.6	$18.7

Per common share
Basic	$0.62	$0.38

Diluted	$0.60	$0.37

Weighted average number of shares outstanding in per share calculation
Basic	49.5	48.8
Diluted	51.0	50.8

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

	March 31, 2005	December 31, 2004

Assets
Current assets
Cash and cash equivalents	$286.3	$418.8
Trade receivables (net of allowance of $52.4 at March 31, 2005 and $52.3 at December 31, 2004)	789.6	683.6
Inventories	1,362.1	1,281.3
Deferred taxes	107.8	109.9
Other current assets	139.2	153.5

Total current assets	2,685.0	2,647.1
Long-term assets
Property, plant and equipment - net	349.6	362.6
Goodwill	647.5	667.1
Deferred taxes	226.8	226.0
Other assets	280.1	276.3

Total assets	$4,189.0	$4,179.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$57.7	$84.6
Trade accounts payable	946.0	895.8
Accrued compensation and benefits	115.1	111.5
Accrued warranties and product liability	72.3	90.0
Other current liabilities	366.6	347.6

Total current liabilities	1,557.7	1,529.5
Non-current liabilities
Long-term debt, less current portion	1,101.1	1,114.2
Other	419.4	400.2

Total liabilities	3,078.2	3,043.9

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 50.9 and 50.8 shares at March 31, 2005 and December 31, 2004, respectively	0.5	0.5
Additional paid-in capital	845.3	844.5
Retained earnings	149.5	118.9
Accumulated other comprehensive income	150.0	206.5
Less cost of shares of common stock in treasury – 1.9 shares at March 31, 2005 and 2.0 shares at December 31, 2004	(34.5)	(35.2)

Total stockholders’ equity	1,110.8	1,135.2

Total liabilities and stockholders’ equity	$4,189.0	$4,179.1

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,

	2005	2004

Operating Activities
Net income	$30.6	$18.7
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	15.2	17.1
Amortization	3.4	4.0
Loss (gain) on sale of fixed assets	0.1	(0.8)
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	(120.4)	(55.7)
Inventories	(109.1)	(108.5)
Trade accounts payable	66.7	83.1
Accrued compensation and benefits	6.0	8.3
Income taxes payable	18.3	1.5
Other, net	4.7	(32.1)

Net cash used in operating activities	(84.5)	(64.4)

Investing Activities
Acquisition of businesses, net of cash acquired	(0.1)	(0.4)
Capital expenditures	(8.1)	(8.9)
Investments in and advances to affiliates	(3.5)	(0.7)
Proceeds from sale of assets	—	0.8

Net cash used in investing activities	(11.7)	(9.2)

Financing Activities
Proceeds from stock options exercised	0.7	4.1
Net (repayments) borrowings under revolving line of credit agreements	(16.0)	14.0
Other, net	(11.2)	(3.4)

Net cash (used in) provided by financing activities	(26.5)	14.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9.8)	(0.6)

Net Decrease in Cash and Cash Equivalents	(132.5)	(59.5)
Cash and Cash Equivalents at Beginning of Period	418.8	467.5

Cash and Cash Equivalents at End of Period	$286.3	$408.0

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries (“Terex” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and cash equivalents at March 31, 2005 and December 31, 2004 include $5.6 and $2.1, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation, including the reclassification of rental equipment depreciation from “Changes in operating assets and liabilities – other” to “Depreciation” within net cash provided by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows for all periods presented. The reclassifications did not impact the Company’s previously reported net income (loss), total assets, total liabilities and stockholders’ equity, or net cash provided by (used in) operating activities, investing activities or financing activities in the accompanying Condensed Consolidated Financial Statements.

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

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. Adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. Adoption of SFAS No. 153 will not have a material impact on the Company’s financial statements.

Back to Index

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance on SFAS No. 123R. SAB 107 does not change the accounting required by SFAS No. 123R. As per SEC Release No. 33-8568, issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. Adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company will adopt FIN No. 47 in 2005. Adoption of FIN No. 47 will not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective January 1, 2006. Adoption of SFAS No. 154 will not have a material impact on the Company’s financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF No. 05-5 is effective for fiscal years beginning after December 15, 2005. The Company is reviewing the requirements of EITF No. 05-5 and expects its adoption will not have a material impact on the Company’s financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.” Substantially all receivables were trade receivables at March 31, 2005 and December 31, 2004.

Accrued Warranties. The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period of time. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces. Length of warranty is generally a fixed period of time, a fixed number of operating hours, or both.

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in other non-current liabilities. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Back to Index

The following table summarizes the changes in the consolidated product warranty liability:

Three Months Ended March 31, 2005

Balance at beginning of period	$74.3
Accruals for warranties issued during the period	25.1
Changes in estimates	(0.1)
Settlements during the period	(21.3)
Foreign exchange effect	(2.0)

Balance at end of period	$76.0

Stock-Based Compensation. At March 31, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant The Company recorded expense related to the issuance of restricted stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31,

	2005	2004

Reported net income	$30.6	$18.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects for 2005	1.4	2.1
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects for 2005	(2.4)	(3.9)

Pro forma net income	$29.6	$16.9

Per common share:
Basic:
Reported net income	$0.62	$0.38

Pro forma net income	$0.60	$0.35

Diluted:
Reported net income	$0.60	$0.37

Pro forma net income	$0.58	$0.33

The Company determined it was more likely than not that the future tax benefit would not be realized for the quarter ended March 31, 2004 and therefore, the stock-based employee compensation expense is presented without a related tax effect.

NOTE B – ACQUISITIONS AND DIVESTITURES

Acquisitions

On September 7, 2004, the Company completed the acquisition of Noble CE, LLC, now known as Terex Mexico, and its Mexican subsidiary (collectively, “Terex Mexico”). When acquired, Terex Mexico, with its manufacturing facility located in Mexico, designed, fabricated and assembled forklift products, pull scrapers and water tanks, and performed fabrication work for other businesses. In connection with the acquisition, the Company paid $5.0 cash, subject to post-closing adjustments based upon the finalization of the closing date balance sheet. Terex Mexico is included in the Terex Materials Processing & Mining segment. Operating results of Terex Mexico are included in the Company’s Consolidated Statement of Operations since September 7, 2004.

Back to Index

On December 31, 2004, the Company completed the acquisition of certain assets and liabilities of the Reedrill division of Metso Corporation (“Reedrill”). Reedrill, headquartered in Denison, Texas, is a manufacturer of surface drilling equipment for use in the mining, construction and utility industries. In connection with the acquisition, the Company paid $38.6 cash, subject to post-closing adjustments based upon the finalization of the closing date balance sheet. During 2005, goodwill was reduced by $5.1 upon finalization of the balance sheet for the acquisition of Reedrill. Reedrill is included in the Terex Materials Processing & Mining segment, and operating results of Reedrill are included in the Company’s Consolidated Statement of Operations beginning January 1, 2005.

Divestitures

During the second quarter of 2004, the Company sold certain legacy parts businesses for $2.5 in cash and promissory notes, as the Company’s strategy is to focus on supporting core Terex products. These legacy parts businesses were included in the Terex Cranes and Terex Materials Processing & Mining segments prior to their sale and resulted in a loss of $2.3 recorded in cost of goods sold. In addition, the Company entered into a ten year non-compete agreement with the purchaser of these businesses for a $0.8 promissory note.

NOTE C – GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company’s reportable segments.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Construction	Terex Cranes	Terex Aerial Work Platforms	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total

Balance at December 31, 2004	$352.6	$104.7	$76.9	$40.7	$92.2	$667.1
Acquisitions	—	—	—	(5.1)	—	(5.1)
Foreign exchange effect and other	(12.4)	(2.5)	(0.8)	1.2	—	(14.5)

Balance at March 31, 2005	$340.2	$102.2	$76.1	$36.8	$92.2	$647.5

NOTE D – DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound, Czech Koruna and Australian Dollar. When using options as a hedging instrument, the Company excludes time value from assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

Back to Index

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged. The change in fair value of derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as hedged transactions occur. Any ineffectiveness is recognized in earnings immediately.

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency and lease obligations in Selling, general and administrative expenses. In the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At March 31, 2005, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at March 31, 2005 was a net loss of $3.2, which is recorded in other non-current liabilities ($3.7) and in other non-current assets ($0.5). These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains were recorded as an adjustment to the carrying value of the hedged debt and are being amortized through the debt maturity date and, combined with the market value of the swap agreements held at March 31, 2005, are an $0.8 addition to the carrying value of the long-term obligations being hedged.

On March 31, 2005, the Company exited an interest rate swap agreement with a notional amount of $100.0 in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. This transaction resulted in a gain of $0.1 in interest expense.

The Company is also a party to currency exchange forward contracts that mature within one year to manage its exposure to changing currency exchange rates. At March 31, 2005, the Company had $394.7 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before March 31, 2006. The fair market value of these swaps at March 31, 2005 was a net gain of $0.1. At March 31, 2005, $369.7 notional amount ($0.3 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during the three months ended March 31, 2005 and 2004, the Company recorded the change in fair value to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At March 31, 2005, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $3.5 and as a liability of $6.7.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31,

	2005	2004

Balance at beginning of period	$2.6	$6.5
Additional gains (losses)	0.2	(0.5)
Amounts reclassified to earnings	(2.8)	(3.3)

Balance at end of period	$—	$2.7

NOTE E - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends and a decrease in the Company’s acquisition activity, the Company initiated fewer restructuring programs in 2005 and 2004 than it had in previous years, as the Company’s facilities were generally operating at satisfactory capacity levels. In response to changing market demand and to optimize facility utilization, the Company initiated the restructuring programs described below. For further information on restructuring programs, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Back to Index

There have been no material changes relative to the initial plans established by the Company for restructuring activities discussed below. The Company does not believe these restructuring activities by themselves will have an adverse impact on the Company’s ability to meet customer requirements for the Company’s products.

2005 Programs

During the first quarter of 2005, the Company recorded a $0.2 charge to Cost of goods sold in its Terex Utilities West and Terex Utilities South businesses (part of the Terex Roadbuilding, Utility Products and Other segment). This charge is for the closure and consolidation of several sales and service facilities. The Company implemented this restructuring program to better utilize its field service personnel in order to provide more efficient and improved service to its customers. The program is expected to generate net cash savings of $1.1 annually when fully implemented and will result in a headcount reduction of 13 employees. As a result of the restructuring, ten employees had ceased employment with the Company as of March 31, 2005. The program is anticipated to be completed by December 31, 2005.

2004 Programs

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in Cost of goods sold and $0.5 has been recorded in Selling, general and administrative expenses. The Company implemented this restructuring because it concluded that it is more cost-effective to outsource the activities that have been performed previously at the Loeningen facility. The closure of this facility reduced employment by approximately 40 employees and is expected to be completed by December 31, 2005.

Also in the second quarter of 2004, the Company recorded a charge of $4.3 in Cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company’s decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company’s cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility. The program is expected to be completed by December 31, 2005.

In addition, during the second quarter of 2004, the Company established a restructuring program, recorded in cost of goods sold, to move its pump manufacturing business from its Terex Pegson facility in Coalville, England to another Terex Construction segment component manufacturing facility in Scotland. The non-cash charge to Cost of goods sold was $0.3. The Company completed the relocation of this manufacturing line prior to December 31, 2004. This has freed needed capacity at the Terex Pegson facility for crushing equipment production. Terex Pegson is included in the Terex Construction segment.

In the second quarter of 2004, the Company created a restructuring program to reduce the number of installation facilities in its Terex Utilities South business unit from four facilities to three facilities. Headcount related to this program was reduced by 20 employees. The Company recorded a $0.3 charge to Cost of goods sold related to this program. This charge consists of $0.2 cash and a $0.1 non-cash component. This program was completed by September 30, 2004. Terex Utilities South is part of the Terex Roadbuilding, Utility Products and Other segment.

2003 Programs

During 2003, the Company decided to close its Kilbeggan facility and consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation lowered the Company’s cost structure for this business and better utilized manufacturing capacity. As of September 30, 2003, all of the employees included in the restructuring program had ceased employment with the Company. The program was substantially complete at December 31, 2003, except for obligations under the lease for the facility. The Company ended its lease obligations for the Kilbeggan property during 2005. The Powerscreen Kilbeggan facility is included in the Terex Construction segment. The Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

2002 Programs

During 2002, the Company announced that its surface mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company is currently marketing the Tulsa property for rental and/or sale.

Back to Index

The following table sets forth the components and status of the restructuring charges recorded in the three months ended March 31, 2005 that related to productivity and business rationalization:

	Employee Termination Costs	Facility Exit Costs	Other	Total

Accrued restructuring charges at December 31, 2004	$0.6	$0.7	$0.3	$1.6
Restructuring charges	0.1	0.1	—	0.2
Cash expenditures	(0.4)	(0.2)	—	(0.6)
Non-cash write-offs	—	—	1.4	1.4

Accrued restructuring charges at March 31, 2005	$0.3	$0.6	$1.7	$2.6

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2005 and 2004 were included in Cost of goods sold ($0.2 and $2.7), respectively.

NOTE F - INVENTORIES

Inventories consist of the following:

	March 31, 2005	December 31, 2004

Finished equipment	$411.8	$404.2
Replacement parts	300.9	278.3
Work-in-process	313.7	287.1
Raw materials and supplies	335.7	311.7

Inventories	$1,362.1	$1,281.3

Reserves for excess and obsolete inventory were $79.1 and $73.2 at March 31, 2005 and December 31, 2004, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2005	December 31, 2004

Property	$49.5	$50.8
Plant	249.6	256.6
Equipment	276.2	276.9

	575.3	584.3
Less: Accumulated depreciation	(225.7)	(221.7)

Net property, plant and equipment	$349.6	$362.6

NOTE H - INVESTMENT IN JOINT VENTURE

Prior to its acquisition by the Company on September 18, 2002, Genie Holdings Inc. and its affiliates (“Genie”) entered into a joint venture arrangement with a European financial institution, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. (“GFSH”). GFSH was established to provide customers the option to finance Genie’s products sold in Europe. Genie contributed $4.7 in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 and $0.6, respectively, in cash to GFSH.

On January 1, 2004, the Company and its joint venture partner revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to Terex Financial Services Holding B.V. (“TFSH”), Genie’s ownership interest in TFSH was reduced to forty percent (40%) in exchange for consideration of $1.2 from the joint venture partner, and Genie transferred its interest to another Company subsidiary. In addition, the scope of TFSH’s operations was broadened, as it was provided the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

Back to Index

As of March 31, 2005, TFSH had total assets of $311, consisting primarily of financing receivables and lease related equipment, and total liabilities of $279, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2005, the maximum exposure to loss under these guarantees was $26. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2005, the Company contributed its proportional share of these requirements which represented an additional $2.9 in cash to TFSH.

As defined by FASB Interpretation No. 46 (“FIN 46R”), TFSH is a variable interest entity. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

NOTE I - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $96 at March 31, 2005 and is included within Other Assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE J - NET INVESTMENT IN SALES-TYPE LEASES

From time to time, the Company leases new and used products manufactured and sold by the Company to domestic and foreign distributors, end users and rental companies. The Company provides specialized financing alternatives that include sales-type leases, operating leases and short-term rental agreements.

At the time a sales-type lease is consummated, the Company records the gross finance receivable, unearned finance income and the estimated residual value of the leased equipment. Unearned finance income represents the excess of the gross minimum lease payments receivable plus the estimated residual value over the fair value of the equipment. Residual values represent the estimate of the values of the equipment at the end of the lease contracts and are initially recorded based on industry data and management’s estimates. Realization of the residual values is dependent on the Company’s future ability to market the equipment under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate. Unearned finance income is recognized as financing income using the interest method over the term of the transaction. The allowance for future losses is established through charges to the provision for credit losses.

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. Under these agreements, Genie’s recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The aggregate unpaid sales-type lease payments previously transferred was $5.3 at March 31, 2005, which is equal to Genie’s maximum credit recourse exposure, representing a contingent liability under the limited recourse provisions.

During 2004 and 2005, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $36.1 credit risk and a $49.9 residual value risk at March 31, 2005.

Back to Index

The Company’s contingent liabilities previously referred to have not taken into account various mitigating factors. These factors include the staggered timing of maturity of lease transactions, resale value of the underlying equipment, lessee return penalties and annual loss caps on credit loss pools. Further, the credit risk contingent liability assumes that the individual leases were to all default at the same time and that the repossessed equipment has no market value.

NOTE K - EARNINGS PER SHARE

	Three Months Ended March 31, (in millions, except per share data)

	2005			2004

	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic earnings per share
Net income	$30.6	49.5	$0.62	$18.7	48.8	$0.38

Effect of dilutive securities:
Stock options	—	1.5		—	2.0

Net income	$30.6	51.0	$0.60	$18.7	50.8	$0.37

Options to purchase 6 thousand and 214 thousand shares of Terex Common Stock, par value $.01 (“Common Stock”) were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. The Company had contingent obligations to make additional payments in cash or Common Stock based on provisions of certain of the Company’s agreements to acquire businesses. The Company’s policy and past practice has been generally to settle such obligations in cash. At March 31, 2004, due to the market price of the Company’s Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months ended March 31, 2004. All such contingent obligations had expired prior to March 31, 2005 and accordingly there were no contingently issuable shares included in the computation of diluted earnings per share for the three months ended March 31, 2005.

NOTE L – INCOME TAXES

The effective tax rate for the three months ended March 31, 2005 was 35.2%, as compared to an effective rate of (119.9%) for the year ended December 31, 2004. The 2004 effective tax rate was lower than that for the three months ended March 31, 2005 due mainly to: (a) the fact that the 2004 rate includes the impact of the reversal of a valuation allowance of $200.7 on U.S. deferred tax assets, as it was determined that it was more likely than not that these assets would be realized based on the improved operating performance in several U.S. businesses, (b) the 2004 release of the valuation allowance in the Company’s Fermec business due to its strong financial performance, indicating that it was more likely than not that the Company would realize the benefits of certain tax assets, (c) the release of valuation allowances based on the profitability of the Company’s businesses in certain jurisdictions, (d) the successful resolution in 2004 of a tax audit covering multiple reporting periods, (e) the favorable determination on interest deductibility in 2004 during a jurisdictional review and (f) the favorable resolution in 2004 of certain state tax reviews.

The effective tax rate for the three months ended March 31, 2004 was 22.1%, as compared to the effective rate of (119.9%) for the year ended December 31, 2004. The full year effective tax rate includes the impact of the reversal of a valuation allowance of $200.7 on U.S. deferred tax assets, as it was determined that it was more likely than not that these assets would be realized based on the improved operating performance in several U.S. businesses.

Back to Index

In December 2004, the FASB issued FASB Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain non-U.S. earnings that are repatriated from controlled foreign subsidiaries in excess of a base amount as defined in the American Jobs Creation Act (the “AJCA”). The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law; however, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJCA.

The Company evaluated the effects of the repatriation provision and based on the guidance published by the U.S. Treasury, the Company determined that it was eligible for the one-time tax deduction. In the fourth quarter of 2005, the Company repatriated approximately $101 from a controlled foreign subsidiary in accordance with the AJCA and will record federal tax expense of $5.3 and a state tax expense (net of federal tax benefit) of $0.2 related to this repatriation.

NOTE M – STOCKHOLDERS’ EQUITY

Total non-stockowner changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockowners. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, minimum pension liability adjustments, deferred gains and losses resulting from derivative hedging transactions and deferred gains and losses resulting from debt and equity securities classified as available for sale. Total non-stockowner changes in equity were as follows:

	Three Months Ended March 31,

	2005	2004

Net income	$30.6	$18.7
Other comprehensive income (loss):
Pension liability adjustment	0.4	0.2
Translation adjustment	(54.3)	(8.7)
Derivative hedging adjustment	(2.6)	(3.8)

Comprehensive (loss) income	$(25.9)	$6.4

NOTE N - LITIGATION AND CONTINGENCIES

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have ocurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains a liability in the amount of management’s estimate of the Company’s aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company’s financial position.

The Company is involved in various other legal proceedings, including worker’s compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $106.2 at March 31, 2005. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management’s estimate of the potential losses which the Company might incur.

In the second quarter of 2004, the Company settled an outstanding litigation matter related to the Company’s acquisition of O&K Mining in 1998. In connection with the settlement, the Company recognized a gain of $5.8, which was recorded in Other income (expense) – net in the Condensed Consolidated Statement of Operations during the second quarter of 2004.

Back to Index

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of a customer default, the Company is generally able to recover and dispose of the equipment, with the Company realizing the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of March 31, 2005, the Company’s maximum exposure to such credit guarantees was $276.1, including total guarantees issued by Terex Demag and Genie of $200.5 and $41.4, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J – “Net Investment in Sales-Type Leases,” Genie’s maximum exposure related to residual value guarantees under sales-type leases was $49.9 at March 31, 2005, with total residual value guarantees issued by the Company (including Genie) of $50.3. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $35.6. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $10 for the estimated fair value of all guarantees provided as of March 31, 2005.

NOTE O - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2005, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plans covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”) effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation and years of service reduced by benefits earned under other Company funded retirement programs, including Social Security. The SERP is unfunded.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The health care programs are contributory with participants’ contributions adjusted annually and the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Terex Corporation. The Company provides post-employment health benefits for certain employees at its Cedarapids and Simplicity Engineering operations.

Back to Index

	Pension Benefits		Other Benefits

	Three Months Ended March 31,		Three Months Ended March 31,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$0.3	$0.3	$0.1	$—
Interest cost	1.8	1.8	0.2	0.2
Expected return on plan assets	(2.0)	(1.9)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of transition obligation	—	—	—	0.1
Recognized actuarial loss	0.5	0.6	0.1	0.1

Net periodic cost	$0.8	$1.0	$0.4	$0.4

The Company plans to contribute approximately $2 to its U.S. defined benefit pension plans in 2005. During the three months ended March 31, 2005, the Company contributed $0.4 to its U.S. defined benefit pension plans.

The Company’s U.S. postretirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In May 2004, the FASB issued FSP No. 106-2, which superseded FSP No. 106-1. FSP Nos. 106-1 and 106-2 became effective July 1, 2004. FSP No. 106-2 provides guidance to employers that have determined prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The Company’s U.S. postretirement healthcare plans provide for prescription drug benefits for certain participants. The Company has determined that the benefit is actuarially equivalent to Medicare part D and is eligible for the subsidy beginning January 1, 2006. Due to the limited number of participants in the Company’s postretirement healthcare plans affected by the Act, adoption of FSP Nos. 106-1 and 106-2 did not have a material impact on the Company’s financial statements.

International Plans – The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans.

	Pension Benefits

	Three Months Ended March 31,

	2005	2004

Components of net periodic cost:
Service cost	$1.0	$1.0
Interest cost	3.2	3.1
Expected return on plan assets	(1.2)	(1.1)
Recognized actuarial loss	0.1	0.1

Net periodic cost	$3.1	$3.1

The Company plans to contribute approximately $10 to its international defined benefit pension plans in 2005. During the three months ended March 31, 2005, the Company contributed $3.9 to its international defined benefit pension plans.

NOTE P - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, mining, shipping, transportation, refining and utility industries. The Company operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes), compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems, screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift.

Back to Index

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Terex Cranes products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex’s acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. The Company acquired Terex Mexico on September 7, 2004 and certain assets and liabilities of Reedrill on December 31, 2004. The results of Terex Mexico and Reedrill are included in the Terex Materials Processing & Mining segment since their respective dates of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross, Tatra and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. In Europe, TFSH, a joint venture of the Company and a European financial institution, assists customers in the acquisition of all of the Company’s products.

For information concerning the realignment of Terex’s crushing and screening group and Terex’s European telehandlers business effective January 1, 2006, see Note R – “Subsequent Events.”

The results of businesses acquired during 2004 are included from the dates of their respective acquisitions.

Back to Index

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months ended March 31, 2005 and 2004. Business segment information is presented below:

	Three Months Ended March 31,

	2005	2004

Net Sales
Terex Construction	$469.7	$401.1
Terex Cranes	298.8	210.8
Terex Aerial Work Platforms	295.1	185.0
Terex Materials Processing & Mining	196.6	99.3
Terex Roadbuilding, Utility Products and Other	219.2	173.7
Eliminations/Corporate	(28.3)	(10.5)

Total	$1,451.1	$1,059.4

Income (Loss) from Operations
Terex Construction	$16.6	$16.8
Terex Cranes	5.2	6.5
Terex Aerial Work Platforms	27.4	21.3
Terex Materials Processing & Mining	12.4	2.8
Terex Roadbuilding, Utility Products and Other	11.4	3.0
Eliminations/Corporate	(1.5)	(2.5)

Total	$71.5	$47.9

	March 31, 2005	December 31, 2004

Identifiable Assets
Terex Construction	$1,670.4	$1,607.2
Terex Cranes	944.3	989.4
Terex Aerial Work Platforms	596.8	556.2
Terex Materials Processing & Mining	666.1	612.2
Terex Roadbuilding, Utility Products and Other	582.4	557.0
Corporate	2,062.6	2,203.5
Eliminations	(2,333.6)	(2,346.4)

Total	$4,189.0	$4,179.1

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). As of March 31, 2005, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

Back to Index

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the Non-guarantor Subsidiaries. The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

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

Debt and goodwill allocated to subsidiaries is presented on an accounting “push-down” basis.

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$145.8	$503.2	$927.7	$(125.6)	$1,451.1
Cost of goods sold	132.3	444.7	793.5	(125.6)	1,244.9

Gross profit	13.5	58.5	134.2	—	206.2
Selling, general & administrative expenses	(10.6)	(43.2)	(80.9)	—	(134.7)

Income from operations	2.9	15.3	53.3	—	71.5
Interest income	0.3	0.2	1.5	—	2.0
Interest expense	(6.6)	(6.2)	(10.8)	—	(23.6)
Income from subsidiaries	35.8	—	—	(35.8)	—
Other income (expense) - net	(0.2)	0.5	(3.0)	—	(2.7)

Income before income taxes	32.2	9.8	41.0	(35.8)	47.2
Provision for income taxes	(1.6)	(0.9)	(14.1)	—	(16.6)

Net income	$30.6	$8.9	$26.9	$(35.8)	$30.6

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$80.2	$384.8	$649.8	$(55.4)	$1,059.4
Cost of goods sold	73.2	332.9	548.3	(55.4)	899.0

Gross profit	7.0	51.9	101.5	—	160.4
Selling, general & administrative expenses	(8.1)	(33.2)	(71.2)	—	(112.5)

Income (loss) from operations	(1.1)	18.7	30.3	—	47.9
Interest income	0.2	(0.5)	1.3	—	1.0
Interest expense	1.8	(12.9)	(11.4)	—	(22.5)
Income from subsidiaries	15.8	—	—	(15.8)	—
Other income (expense) – net	1.1	(0.8)	(2.7)	—	(2.4)

Income before income taxes	17.8	4.5	17.5	(15.8)	24.0
Benefit from (provision for) income taxes	0.9	(0.4)	(5.8)	—	(5.3)

Net income	$18.7	$4.1	$11.7	$(15.8)	$18.7

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2005

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$27.4	$6.3	$252.6	$—	$286.3
Trade receivables - net	44.8	235.7	509.1	—	789.6
Intercompany receivables	39.0	167.6	79.9	(286.5)	—
Net inventories	108.8	326.4	926.9	—	1,362.1
Other current assets	72.2	23.3	151.5	—	247.0

Total current assets	292.2	759.3	1,920.0	(286.5)	2,685.0
Property, plant & equipment - net	3.8	87.8	258.0	—	349.6
Investment in and advances to (from) subsidiaries	1,197.6	(421.6)	(483.3)	(292.7)	—
Goodwill - net	6.4	256.6	384.5	—	647.5
Other assets - net	85.2	157.1	264.6	—	506.9

Total assets	$1,585.2	$839.2	$2,343.8	$(579.2)	$4,189.0

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$18.3	$39.3	$—	$57.7
Trade accounts payable	69.8	210.9	665.3	—	946.0
Intercompany payables	44.4	87.5	154.6	(286.5)	—
Accruals and other current liabilities	68.0	95.1	390.9	—	554.0

Total current liabilities	182.3	411.8	1,250.1	(286.5)	1,557.7
Long-term debt, less current portion	266.7	311.3	523.1	—	1,101.1
Other long-term liabilities	25.4	82.3	311.7	—	419.4
Stockholders’ equity	1,110.8	33.8	258.9	(292.7)	1,110.8

Total liabilities and stockholders’ equity	$1,585.2	$839.2	$2,343.8	$(579.2)	$4,189.0

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$111.0	$3.5	$304.3	$—	$418.8
Trade receivables, net of allowance	20.2	180.0	483.4	—	683.6
Intercompany receivables	22.6	143.5	41.8	(207.9)	—
Inventories	99.7	307.3	859.6	14.7	1,281.3
Other current assets	91.5	28.5	143.4	—	263.4

Total current assets	345.0	662.8	1,832.5	(193.2)	2,647.1
Property, plant & equipment – net	3.8	89.0	269.8	—	362.6
Investment in and advances to (from) subsidiaries	1,177.3	(409.4)	(550.6)	(217.3)	—
Goodwill – net	11.6	233.4	422.1	—	667.1
Other assets – net	76.7	172.3	253.3	—	502.3

Total assets	$1,614.4	$748.1	$2,227.1	$(410.5)	$4,179.1

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.2	$26.0	$58.4	$—	$84.6
Trade accounts payable	52.8	183.5	659.5	—	895.8
Intercompany payables	36.2	47.4	124.3	(207.9)	—
Accruals and other current liabilities	97.8	85.8	365.5	—	549.1

Total current liabilities	187.0	342.7	1,207.7	(207.9)	1,529.5
Long-term debt less current portion.	271.9	311.7	530.6	—	1,114.2
Other long-term liabilities	20.3	68.8	311.1	—	400.2
Stockholders’ equity	1,135.2	24.9	177.7	(202.6)	1,135.2

Total liabilities and stockholders’ equity	$1,614.4	$748.1	$2,227.1	$(410.5)	$4,179.1

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(83.8)	$12.6	$(13.3)	$—	$(84.5)

Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	(0.1)	—	(0.1)
Capital expenditures	(0.5)	(2.4)	(5.2)	—	(8.1)
Investments in and advances to affiliates	—	—	(3.5)	—	(3.5)

Net cash used in investing activities	(0.5)	(2.4)	(8.8)	—	(11.7)

Cash flows from financing activities
Proceeds from stock options exercised	0.7	—	—	—	0.7
Net borrowings (repayments) under revolving line of credit agreements	—	(0.4)	(15.6)	—	(16.0)
Other	—	(7.0)	(4.2)	—	(11.2)

Net cash provided by (used in) financing activities	0.7	(7.4)	(19.8)	—	(26.5)

Effect of exchange rates on cash and cash equivalents	—	—	(9.8)	—	(9.8)

Net (decrease) increase in cash and cash equivalents	(83.6)	2.8	(51.7)	—	(132.5)
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	—	418.8

Cash and cash equivalents, end of period	$27.4	$6.3	$252.6	$—	$286.3

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations		Consolidated

Net cash provided by (used in) operating activities	$(12.5)	$9.5	$(61.4)	$	―	$(64.4)

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(0.6)	(0.5)	0.7		―	(0.4)
Capital expenditures	(0.1)	(3.2)	(5.6)		―	(8.9)
Investments in and advances to affiliates	―	―	(0.7)		―	(0.7)
Proceeds from sale of assets	―	0.3	0.5		―	0.8

Net cash used in investing activities	(0.7)	(3.4)	(5.1)		―	(9.2)

Cash flows from financing activities
Proceeds from stock options exercised	4.1	―	―		―	4.1
Net borrowings (repayments) under revolving line of credit agreements	―	(0.5)	14.5		―	14.0
Other	―	(2.6)	(0.8)		―	(3.4)

Net cash provided by (used in) financing activities	4.1	(3.1)	13.7		―	14.7

Effect of exchange rates on cash and cash equivalents	―	―	(0.6)		―	(0.6)

Net (decrease) increase in cash and cash equivalents	(9.1)	3.0	(53.4)		―	(59.5)
Cash and cash equivalents, beginning of period	148.7	2.8	316.0		―	467.5

Cash and cash equivalents, end of period	$139.6	$5.8	$262.6	$	―	$408.0

Back to Index

NOTE R – SUBSEQUENT EVENTS

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business, formerly part of the Terex Construction Segment, will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

On January 24, 2006, the Company acquired Halco Holdings Limited and its affiliates (“Halco”) for approximately 8.4 British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited to produce high capacity surface mining trucks in China. Terex owns a 50% interest in this joint venture, Terex NHL Mining Equipment Company Ltd., a company incorporated under the laws of China.

On April 4, 2006, the Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), for approximately $25. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane will be included in the Terex Cranes segment from their date of acquisition.

Back to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, mining, shipping, transportation, refining and utility industries. The Company operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

The Terex Construction segment designs, manufactures and markets three primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes), compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems, screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift.

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Terex Cranes products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex’s acquisition of Genie Holdings, Inc. and its affiliates (“Genie”) on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. The Company acquired Noble CE, LLC, now known as Terex Mexico, and its Mexican subsidiary (collectively, “Terex Mexico”) on September 7, 2004 and certain assets and liabilities of the Reedrill division of Metso Corporation (“Reedrill”) on December 31, 2004. The results of Terex Mexico and Reedrill are included in the Terex Materials Processing & Mining segment since their respective dates of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross, Tatra and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

Back to Index

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of all of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.

Subsequent Segment Events

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business, formerly part of the Terex Construction Segment, will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

On January 24, 2006, the Company acquired Halco Holdings Limited and its affiliates (“Halco”), for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited (“North Hauler”) to produce high capacity surface mining trucks in China. Terex owns a 50% interest in this joint venture, Terex NHL Mining Equipment Company Ltd. (“Terex NHL”), a company incorporated under the laws of China.

On April 4, 2006, the Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), for approximately $25. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane will be included in the Terex Cranes segment from their date of acquisition.

Overview

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, mining, shipping, transportation, refining and utility industries. The Company historically has grown primarily through acquisitions; however, the Company’s recent increases in net sales are mainly due to organic growth from existing businesses and are attributable to a recovering end-market and market share gains. Terex is in the process of building the Terex brand name and concentrating on streamlining the Company’s processes and interfaces with the customer, including sales, marketing and accounting functions. Typically, the Company’s selling proposition versus the competition is that the Company’s equipment delivers equal or better returns on the customers’ equipment investment versus that offered by Terex’s competitors.

The Company continued to be encouraged by current trends and its performance in the first quarter of 2005. Specifically, the Company experienced strong sales growth over the same period in 2004, but operational challenges, such as an imbalance between the Company’s input costs and its pricing to customers, component availability and currency movement (particularly the weakness of the U.S. dollar relative to the Euro and British Pound Sterling), weighed on the Company’s profit performance. With regard to sales, a significant factor in the Company’s performance was the significantly improving economic condition of many of its end-markets and customers. For example, the mining industry experienced increased market demand for the Company’s mining equipment, a direct reflection of higher commodity prices. Additionally, many global economies appeared to be emerging from years of reduced economic activity. Continued tight end-markets in certain of the Company’s operations, particularly in the North American crane, roadbuilding, and utility products businesses, and the effects of currency translation negatively impacted the Company’s financial performance.

The Company anticipates a continued mix of end-market conditions throughout the balance of 2005, with certain products continuing to participate in a strong recovery while others are expecting continued sluggish, although possibly improving, markets. For example, the Company expects opportunities for continued growth in the compact construction, aerial work platforms and materials processing & mining businesses, continuing to build on the economic recovery in these areas that took shape in 2004 and continued in the first quarter of 2005. However, the roadbuilding business, and other products manufactured by the Company related to infrastructure improvement, have lagged the recovery somewhat, as these products rely heavily on U.S. federal and municipal funding for their revenue base. This funding has been reduced and/or delayed substantially by the lack of a new long-term highway spending bill at the federal level. The Company anticipates that the impact of the U.S. federal infrastructure funding bill that was passed in 2005 will pave the way for end-market improvements in 2006. Additionally, North American cranes performance remains weak, reflecting weakness in the Company’s customer base. As there are indications of improvement in non-residential construction figures, the Company anticipates that the Terex Cranes segment will begin to show improved end-market demand in the second half of 2005 and substantially better performance in 2006.

Back to Index

During 2005, the Company will emphasize margin improvement initiatives, as well as continuing to focus on cash generation and debt reduction. The Company’s Terex Business System initiative is aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The Terex Business System is based on lean principles and lean thinking as applied to every aspect of the Company’s business. Additionally, the system focuses on streamlining the Company’s interface with its customers, and gaining efficiencies with suppliers based on the Company’s global purchasing power and resources. The Company has established Terex learning centers with the purpose of teaching these principles to key personnel throughout the Company. This project will be the cornerstone of the Company’s activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is return on invested capital (“ROIC”), and Terex has established the goal of delivering an annual average of 20% or greater ROIC through an economic cycle. ROIC is defined as operating profit, excluding special items, divided by the sum of average book equity and average net debt.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Terex Consolidated

	Three Months Ended March 31,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,451.1	—	$1,059.4	—	37.0%
Gross profit	$206.2	14.2%	$160.4	15.1%	28.6%
SG&A	$134.7	9.3%	$112.5	10.6%	19.7%
Income from operations	$71.5	4.9%	$47.9	4.5%	49.3%

Net sales for the three months ended March 31, 2005 totaled $1,451.1 million, an increase of $391.7 million when compared to the same period in 2004. The impact of a weaker U.S. dollar relative to foreign currencies, mainly the British Pound and the Euro, increased sales by 3.1% when compared to the first quarter of 2004. Net sales relative to 2004 increased in the Terex Aerial Work Platforms segment as a result of continued improving economic conditions in the rental equipment market. Net sales in the Terex Construction segment improved relative to 2004 as a result of strong demand for its scrap handling equipment, compact construction equipment and mobile crushing and screening equipment. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2004 from improvements in commodity prices, mainly for coal and iron ore, as well as the addition of Reedrill, acquired in December 2004. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2004 mainly in the concrete mixing truck and Tatra truck businesses. While net sales of roadbuilding products have improved over 2004 levels, they remain low relative to historic levels and future improvements are dependent on increased state and federal funding for road projects. Net sales in the Terex Cranes segment increased from 2004 levels, mainly in the tower crane business, although the recovery was broad-based across most product categories and was helped by expansion in Asian markets. During the first quarter of 2005, the Company continued to realize the benefits of end market recoveries, the integration of its businesses and prior cost-saving initiatives.

Gross profit for the three months ended March 31, 2005 totaled $206.2 million, an increase of $45.8 million when compared to the same period in 2004. Improvements relative to 2004 were realized in all segments of the Company from higher sales volumes, despite an increase in steel costs that negatively affected operating results. The Company continues to design and implement plans to mitigate the impact of future increases in steel prices, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs and increasing the price of the Company’s products. Gross profit also benefited from restructuring initiatives launched during prior years, however, increased investment in resources to meet the 37% volume increase dampened gross margin improvement in the first quarter.

Back to Index

Total selling, general and administrative costs (“SG&A”) increased for the three months ended March 31, 2005 by $22.2 million when compared to the same period in 2004. A weaker U.S. dollar relative to the British Pound and the Euro accounted for approximately $4 million of the increase, as costs reported in these currencies translate into more U.S. dollars than reported in 2004. The acquisition of Reedrill increased SG&A by $3.6 million when compared to 2004 levels. SG&A costs also increased as a result of higher commissions and related costs due to increased sales levels during the first quarter of 2005. In addition, the Company recorded $0.6 million of charges for investigation costs associated with the Company’s internal financial review. As a percentage of sales, SG&A fell to 9.3% in the first quarter of 2005 from 10.6% in the first quarter of 2004.

Income from operations increased by $23.6 million for the three months ended March 31, 2005 when compared to the same period in 2004. The Terex Aerial Work Platforms segment experienced improvement in operations relative to the same period in 2004 due to increased sales resulting from an improving economy in the United States and Europe. Income from operations in the Terex Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from restructuring activities undertaken over the prior three years. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Construction segment remained basically flat versus the first quarter of 2004, as improved volume leverage was substantially offset by the higher cost of steel and components and a weaker U.S. dollar. Income from operations in the Terex Cranes segment decreased as compared to the first quarter of 2004, as this segment also experienced higher steel and component costs and a production disruption at the Waverly, Iowa location due to a five week strike.

Terex Construction

	Three Months Ended March 31,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$469.7	—	$401.1	—	17.1%
Gross profit	$58.6	12.5%	$53.0	13.2%	10.6%
SG&A	$42.0	8.9%	$36.2	9.0%	16.0%
Income from operations	$16.6	3.5%	$16.8	4.2%	(1.2)%

Net sales in the Terex Construction segment increased by $68.6 million for the three months ended March 31, 2005 when compared to the same period in 2004, and totaled $469.7 million. Net sales increased across most of the businesses in this segment, as improved economic conditions in the United States and Europe have driven demand for construction equipment. In addition, currency had a favorable impact on net sales, as the dollar continued to weaken relative to the British Pound and the Euro when compared to the first quarter of 2004. Net sales of heavy construction equipment remained strong during the three months ended March 31, 2005, driven primarily by demand for off-highway trucks, wheeled excavators and scrap handling equipment. The scrap handling equipment business continued to benefit from the high price of steel globally, as higher steel prices tend to increase demand for scrap handling products. The compact construction operation continued to see net sales growth in telehandler and mini-excavator equipment, and crushing and screening equipment reported double digit growth across all business units.

Gross profit increased to $58.6 million for the three months ended March 31, 2005, an increase of $5.6 million when compared to 2004 results for the same period. Gross profit was positively impacted by sales volume and recent price increases, the full benefit of which will be realized over the remainder of 2005. These favorable items were partially offset by increases in steel and other commodity costs, an increase in the value of the British Pound and Euro relative to the U.S. dollar when compared to 2004, and certain ramp-up costs related to higher manufacturing volume.

SG&A costs for the three months ended March 31, 2005 totaled $42.0 million, an increase of $5.8 million when compared to the same period in 2004. A weaker U.S. dollar relative to the British Pound and the Euro, costs related to product development efforts and increased resources to manage sales growth were the primary drivers for the increase in SG&A.

Income from operations for the three months ended March 31, 2005 totaled $16.6 million, a decrease of $0.2 million when compared to $16.8 million for the same period in 2004. Income from operations, and the resulting margin as a percentage of net sales, reflects steel cost increases and the negative impact of the weak U.S. dollar, which were partially offset by the positive impact of pricing actions taken in the marketplace.

Back to Index

Terex Cranes

	Three Months Ended March 31,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$298.8	—	$210.8	—	41.7%
Gross profit	$31.0	10.4%	$29.9	14.2%	3.7%
SG&A	$25.8	8.6%	$23.4	11.1%	10.3%
Income from operations	$5.2	1.7%	$6.5	3.1%	(20.0)%

Net sales for the Terex Cranes segment for the three months ended March 31, 2005 increased by $88.0 million and totaled $298.8 million when compared to $210.8 million for the same period in 2004. The effect of a weaker U.S. dollar relative to the Euro positively impacted net sales by approximately 3% when compared to 2004. The strong increase in net sales is due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to the first quarter of 2004. Net sales also increased due to price increases introduced for North American crane products in the fourth quarter of 2004 in reaction to increasing cost pressures.

Gross profit for the three months ended March 31, 2005 increased by $1.1 million relative to the same period in 2004 and totaled $31.0 million. Gross profit from the European rough terrain crane and the North American lattice boom crane businesses in the three months ended March 31, 2005 improved over 2004 levels, with the benefits of increased net sales volume more than offsetting the negative impact of steel cost increases experienced during 2004. Negatively impacting gross profit in the quarter ended March 31, 2005 was the expiration of favorable long-term steel pricing contracts, mainly in the German crane operation, as well as the impact of a five week strike at the Waverly, Iowa cranes facility.

SG&A costs for the three months ended March 31, 2005 totaled $25.8 million, an increase of $2.4 million over the same period in 2004. Contributing to the increase was higher spending levels in all businesses, driven by higher net sales volume and the effect of the increase in the value of the Euro relative to the U.S. dollar experienced since the first quarter of 2004.

Income from operations for the three months ended March 31, 2005 totaled $5.2 million, a decrease of $1.3 million when compared to $6.5 million for the same period in 2004. Income from operations in 2005 was negatively impacted by increased steel and component costs and the five week strike at the Waverly, Iowa cranes facility, which was partially offset by strong demand for the segment’s tower cranes and increased volume in the sales of other products.

Terex Aerial Work Platforms

	Three Months Ended March 31,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$295.1	—	$185.0	—	59.5%
Gross profit	$50.7	17.2%	$39.3	21.2%	29.0%
SG&A	$23.3	7.9%	$18.0	9.7%	29.4%
Income from operations	$27.4	9.3%	$21.3	11.5%	28.6%

Net sales for the Terex Aerial Work Platforms segment for the three months ended March 31, 2005 were $295.1 million, an increase of $110.1 million when compared to the same period in 2004. Net sales increased when compared to the first quarter of 2004 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2004 as rental channel customers continued to buy new equipment to reduce the age of their fleets and address increased utilization of their existing fleets. Sales of material handler products increased 54% when compared to the same period in 2004, as this product line began to see the benefits of using the overall Genie sales and marketing approach and selling through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the sales growth over the prior year.

Gross profit for the three months ended March 31, 2005 was $50.7 million, an increase of $11.4 million when compared to the same period in 2004. While gross profit benefited from increased sales, this was partially offset by the continued high cost of steel and a delay in the impact of pricing actions taken in late 2004 due to the substantial backlog that existed entering 2005. Additional costs were also incurred to ramp up production to satisfy the significant volume increase.

Back to Index

SG&A costs for the three months ended March 31, 2005 were $23.3 million, an increase of $5.3 million when compared to the same period in 2004. Increased resources to address the volume levels were largely the reason for the additional costs.

Income from operations for the three months ended March 31, 2005 was $27.4 million, an increase of $6.1 million when compared to the same period in 2004. The increase was due to higher sales volume, offset somewhat by the impact of increased steel costs and the costs associated with the accelerated ramp up in production.

Terex Materials Processing & Mining

	Three Months Ended March 31,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$196.6	—	$99.3	—	98.0%
Gross profit	$32.4	16.5%	$15.2	15.3%	113.2%
SG&A	$20.0	10.2%	$12.4	12.5%	61.3%
Income from operations	$12.4	6.3%	$2.8	2.8%	342.9%

Net sales in the Terex Materials Processing & Mining segment increased by $97.3 million to $196.6 million in the first quarter of 2005 compared to $99.3 million in the comparable period in 2004. The increase in net sales was attributable to the overall strong demand for mining products, mainly the mining hydraulic excavators manufactured in Dortmund, Germany, as well as the acquisition of Reedrill in the fourth quarter of 2004. Demand for tracked crusher and stationary vibratory screener products was also strong.

Gross profit increased by $17.2 million in the three months ended March 31, 2005 when compared to the comparable period in 2004 and totaled $32.4 million. Gross profit improved as a result of the increased volume from existing operations and incremental profit from Reedrill. In addition, higher margins were earned on the sale of new machines. This improvement was partially offset by increased steel costs incurred during the first quarter of 2005 when compared to the prior year period.

SG&A expense increased by $7.6 million in the first quarter of 2005 relative to the comparable period in 2004, to $20.0 million. The increase in SG&A was mainly due to higher selling costs associated with the increase in net sales and incremental costs from the Reedrill acquisition.

Income from operations for the Terex Materials Processing & Mining segment was $12.4 million in the first quarter of 2005, an increase of $9.6 million from $2.8 million in the comparable period in 2004. The increase was a result of higher demand for the segment’s products resulting primarily from improved commodity pricing relative to 2004 and the addition of Reedrill in the fourth quarter of 2004, offset to some degree by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended March 31,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$219.2	—	$173.7	—	26.2%
Gross profit	$34.5	15.7%	$22.8	13.1%	51.3%
SG&A	$23.1	10.5%	$19.8	11.4%	16.7%
Income from operations	$11.4	5.2%	$3.0	1.7%	280.0%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2005 were $219.2 million, an increase of $45.5 million when compared to the same period in 2004. Growth was achieved in all business units and product categories, but especially in the Tatra and concrete mixer truck businesses.

Back to Index

Gross profit for the three months ended March 31, 2005 totaled $34.5 million, an increase of $11.7 million when compared to the same period in 2004. Gross profit as a percentage of sales improved across all businesses except the Terex Utilities business, which showed a slight decline. The gross profit as a percentage of sales, in this largely United States based business segment, was negatively pressured by the continued high cost of steel, as steel is a major material component for many of this group’s products.

SG&A costs for the segment for the three months ended March 31, 2005 totaled $23.1 million, an increase of $3.3 million when compared to the same period in 2004. The net increase was mainly due to costs incurred in product development efforts and increased resources to meet the sales volume increase.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2005 was $11.4 million, an increase of $8.4 million when compared to the same period in 2004. The positive change reflects strong performances by the Tatra and concrete mixer truck businesses, as well as the Terex Utilities and Terex Roadbuilding businesses, as improvement initiatives taken over the past few years began to impact their financial performance. This was slightly offset by the impact of increased steel costs.

Net Interest Expense

During the three months ended March 31, 2005, the Company’s net interest expense was comparable to the same period in the prior year and totaled $21.6 million. Higher interest rates were offset by lower debt balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2005 was a net expense of ($2.7) million as compared to a net expense of ($2.4) million for the prior year period. The primary drivers of other income (expense) was the amortization of debt acquisition costs and the allocation of equity income (loss) to minority interests.

Income Taxes

During the three months ended March 31, 2005, the Company recognized income tax expense of $16.6 million on income before income taxes of $47.2 million, an effective rate of 35.2%, as compared to income tax expense of $5.3 million on income before income taxes of $24.0 million, an effective rate of 22.1%, in the prior year period. The effective tax rate for the first quarter of 2005 was higher than the prior year period rate primarily due to the utilization of U.S. net operating losses that were previously not benefited and the impact of statutory reviews concluded in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $286.3 million at March 31, 2005. In addition, the Company had $220.8 million available for borrowing under its revolving credit facilities at March 31, 2005.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. The Company in 2004 introduced goals of improving operating earnings and net income as a percentage of sales and reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company’s liquidity. During the first quarter of 2005 and 2004, the Company sold, without recourse, accounts receivable approximating 18% and 23% of its first quarter revenue in 2005 and 2004, respectively, to provide additional liquidity.

The Company is reducing inventory by sharing, throughout the Company, many of the best practices and lean manufacturing processes that various of its business units have successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company’s working capital requirements.

Back to Index

The Company’s ability to generate cash from operations is subject to the following factors:

•

A substantial number of the Company’s customers fund their purchases through third party finance companies. Finance companies extend credit to customers based on the credit worthiness of the customers and the expected residual value of the Company’s equipment. Changes in either the customers’ credit rating or in used equipment values may impact the ability of customers to purchase equipment.

•

As the Company’s sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The initiatives described above are intended to reduce the relative increase in working capital.

•

As described above, the Company insures and sells a significant portion of its accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from the Company, and may choose to limit or discontinue further purchases from the Company at any time. Changes in customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company may impact the Company’s cash flow from operations.

•

The Company purchases material and services from its suppliers on terms extended based on the Company’s overall credit rating. Changes in the Company’s credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

•

Sales of the Company’s products are subject to general economic conditions, weather, competition and foreign currency fluctuations, and other such factors that in many cases are outside the Company’s direct control. For example, during periods of economic uncertainty, many of the Company’s customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

Traditionally, the Company’s customers’ peak buying periods are in the first half of a calendar year as a result of their need to have new equipment available for the spring, summer and fall construction season. Therefore, historically, the Company’s sales have tended to be seasonal, with more than half of the Company’s sales typically being generated in the first two quarters of a calendar year. For 2005, the Company anticipates sales in the first half of the year to be relatively equal with sales in the second half of the year. As a result of its traditional seasonality, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. In 2005, the Company expects to use cash to fund its operations in the first quarter of the year and generate cash in the final three quarters of the year, due largely to improved working capital efficiency and increased first half sales.

To help fund its traditional seasonal cash pattern, the Company maintains a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. The Company maintains a bank credit facility that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that is available through July 2007. The facility also includes provisions for an additional $250 million of term borrowing by the Company on terms similar to the current term loan debt under the facility, of which the Company has used $210 million of additional term borrowings. During 2004, the Company prepaid $147 million principal amount of its bank term loans.

The Company can borrow under its existing bank credit facilities if the Company complies with a number of covenants. These covenants require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants require quarterly compliance and become more restrictive through the third quarter of 2005. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than a default under the terms of the Company’s debt instruments, there are no other events that would accelerate the repayment of the Company’s debt. In the event of a default, these borrowings would become payable on demand. The Company has stated that it would like to be in a position to redeem the $300 million outstanding principal amount of its 10-3/8% Senior Subordinated Notes due 2011 following its call date of April 1, 2006 and to restructure its bank credit facilities in 2006.

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company’s future compliance with its financial covenants will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis, and requiring the Company to refrain from taking certain actions, such as incurring certain types of prohibited indebtedness and granting liens not permitted under the facilities. The Company has obtained a waiver from its bank lending group that allows the Company until May 31, 2006, to provide its lenders with its financial information for the year ended December 31, 2005. The Company’s future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission (“SEC”) in a timely manner.

Back to Index

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company’s bank credit facility was 4.47% at March 31, 2005.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this balance will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company’s ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company’s ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company’s failure to file certain of its periodic reports on a timely basis currently limits the ability of the Company to access the capital markets using short-form registration for a period of twelve months from the date the Company becomes current with all of its SEC filings. In addition, the terms of the Company’s bank credit facility and senior subordinated notes restrict the Company’s ability to make further borrowings and to sell substantial portions of its assets.

Cash Flows

Cash used in operations for the three months ended March 31, 2005 totaled $84.5 million, as compared to cash used in operations of $64.4 million for the three months ended March 31, 2004. The increase in cash usage from the prior period is consistent with the increase in business volume and working capital requirements.

Cash used in investing activities in the first quarter of 2005 was $11.7 million, or $2.5 million higher than cash used in investing activities in the first quarter of 2004. The increase in cash usage from the prior period was primarily a result of greater cash investments in and advances to affiliates.

The Company used cash for financing activities of $26.5 million in the first quarter of 2005, compared to cash proceeds from financing activities in the first quarter of 2004 of $14.7 million. During the first quarter of 2005, the Company repaid $16.0 million under various subsidiary credit lines. During the first quarter of 2004, the Company generated $4.1 million from the exercise of stock options and $14.0 million from net borrowings under its revolving line of credit.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, the Company is generally able to recover and dispose of the equipment with the Company realizing the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of March 31, 2005, the Company’s maximum exposure to such credit guarantees was $276.1 million, including total credit guarantees issued by Terex Demag and Genie of $200.5 million and $41.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $50.3 million at March 31, 2005. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $35.6 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

Back to Index

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $10 million for the estimated fair value of all guarantees provided as of March 31, 2005.

Variable Interest Entities

In April 2001, Genie entered into a joint venture arrangement with a European financial institution, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. (“GFSH”). GFSH was established to provide customers the option to finance Genie’s products sold in Europe. Genie contributed $4.7 million in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 million and $0.6 million, respectively, in cash to GFSH.

On January 1, 2004, the Company and its joint venture partner revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to TFSH, Genie’s ownership interest in TFSH was reduced to forty percent (40%) in exchange for consideration of $1.2 million from the joint venture partner, and Genie transferred its interest to another Company subsidiary. In addition, the scope of TFSH’s operations was broadened, as it was provided the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

As of March 31, 2005, TFSH had total assets of $311 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $279 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2005, the maximum exposure to loss under these guarantees was approximately $26 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TSFH, during the first quarter of 2005, the Company contributed its proportional share of these requirements, which represented an additional $2.9 million in cash to TFSH.

As defined by FASB Interpretation No. 46 (“FIN 46R”), TFSH is a variable interest entity. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company will not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At March 31, 2005, the historical cost of equipment being leased back from the financing companies was approximately $110 million and the minimum lease payments for the remainder of 2005 will be approximately $17 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Euro, British Pound, Australian Dollar and Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2005, the Company had foreign exchange contracts with a notional value of $394.7 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Back to Index

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 2.45% to 4.50% over the London Interbank Offer Rate (“LIBOR”). At March 31, 2005, the floating rates ranged between 6.33% and 7.35%.

Other

The Company is subject to a number of contingencies and uncertainties including, without limitation, product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or the proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

The Company was advised verbally by the SEC in August 2005 that the SEC has commenced an investigation of Terex’s accounting. Subsequently, on February 1, 2006, the Company received a copy of a written order of a private investigation from the SEC. Terex has been voluntarily cooperating with the SEC and will continue to cooperate fully to furnish the SEC staff with information needed to complete their review.

Terex has also received a subpoena from the SEC dated May 9, 2005, in a matter entitled “In the Matter of United Rentals, Inc.” The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, Inc. on the other, in 2000 and 2001. Terex is also cooperating fully with this investigation. The U.S. Attorney’s office has also recently requested information from the Company about these transactions and the Company intends to fully cooperate with this request.

On September 14, 2005, in the Superior Court of the State of Connecticut, a class action and derivative complaint was filed entitled Michael Morter, derivatively on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant. The complaint alleges breach of fiduciary duty and breach of the Company’s by-laws. The action is at the very early stages and the Company has no information other than as set forth in the complaint. Plaintiffs have filed a Motion for Summary Judgment requesting that the court order the Company to hold an annual meeting of shareholders which has not been held to date due to the inability of the Company to satisfy SEC and New York Stock Exchange rules. In connection therewith, the court has directed the Company to hold an annual meeting of its shareholders on or before June 1, 2006. The Company intends to vigorously defend the matter.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. Adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

Back to Index

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company will adopt this new accounting standard effective July 1, 2005. Adoption of SFAS No. 153 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance on SFAS No. 123R. SAB 107 does not change the accounting required by SFAS No. 123R. As per SEC Release No. 33-8568, issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. Adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company will adopt FIN No. 47 in 2005. Adoption of FIN No. 47 will not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective January 1, 2006. Adoption of SFAS No. 154 will not have a material impact on the Company’s financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing the active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF No. 05-5 is effective for fiscal years beginning after December 15, 2005. The Company is reviewing the requirements of EITF No. 05-5 and expects that its adoption will not have a material impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound, Czech Koruna and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2005, the Company had foreign currency contracts with a notional value of $394.7 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $0.1 million at March 31, 2005.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company manages its exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintains an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2005, approximately 44.8% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.4%.

Back to Index

At March 31, 2005, the Company had $279.0 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 6.33% and 7.35% at March 31, 2005. The fair market value of these arrangements, which represent the cost to settle these contracts, was a net loss of $3.2 million.

On March 31, 2005, the Company exited an interest rate swap agreement with a notional amount of approximately $100 million in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. This transaction resulted in a gain of $0.1 million in interest expense.

At March 31, 2005, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at March 31, 2005 would have increased interest expense by approximately $0.7 million in the three months ended March 31, 2005.

Commodities Risk

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company’s performance may be impacted by extreme movements in material costs and from availability of these materials. Specifically, the Company has recently had difficulty in obtaining some of its necessary components, particularly tires. In addition, during recent periods, the Company was affected by increases in the cost of steel. Steel is a major material component for many of the Company’s products, so as cost of steel increased, cost to manufacture these products has increased. Cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company’s requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the increases in the cost of steel, for example, the Company designed and implemented plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs, and increasing the price of the Company’s products. Various of the Company’s operations are implementing price increases and/or surcharges directly intended to offset increases in prices of steel and other components. In 2005, a portion of the increased steel costs is expected to be passed to the Company’s customers by way of surcharges and price increases.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 because of the material weaknesses discussed below and because the Company was unable to file this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for year ended December 31, 2005 and the Quarterly Reports on Form 10-Q for the interim periods ended June 30, 2005 and September 30, 2005 within the time periods specified in the SEC’s rules. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Back to Index

(b)	Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Remediation Initiatives below for a description of the changes in internal control over financial reporting during the year ended December 31, 2005.

(c)	Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management identified the following material weaknesses in the Company’s internal control over financial reporting: (a) maintenance of a sufficient complement of people, (b) accounting for intercompany activity, (c) accounting for income taxes, (d) accounting for goods received but not yet invoiced, (e) accounting for goodwill denominated in foreign currencies and (f) accounting for certain retirement and benefit plans. Remediation of these weaknesses had not yet been fully evidenced and therefore management concluded that these weaknesses continued to exist as of March 31, 2005.

(d)	Management’s Remediation Initiatives

In response to those material weaknesses identified as of December 31, 2004, the Company has taken a number of substantial actions and will continue to take further significant steps to strengthen its control processes and procedures in order to remediate such material weaknesses. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the year ended December 31, 2005 to address the material weaknesses identified as of December 31, 2004:

•

To correct the control deficiency related to accounting for intercompany activity, the Company took the following actions during the year ended December 31, 2005, in addition to the personnel recruitment activities and disciplinary actions mentioned below, and in addition to previously heightened corporate monitoring activities:

During the first quarter of 2005, the Company engaged an outside professional service provider to review the Company’s existing set of internal controls associated with intercompany transactions and recommend process improvements specifically related to the treatment of intercompany activity.

During the second quarter of 2005, the Company’s intercompany policy and procedures were re-engineered and comprehensive training was conducted. The policy improvements included requiring periodic activity balancing, so that both trading parties recognize intercompany transactions at the same time and for the same amount. In the event of a dispute, the receiving party is required to recognize the transaction and escalate the dispute to the corporate finance team, so that reconciling items not resolved between the trading parties within a 90 day time frame are promptly resolved by the Company.

In addition, during 2004, the Company changed the reporting relationship for operating financial personnel, so that they now report directly to the corporate finance group, and ultimately the Company’s Chief Financial Officer, rather than to operational managers, to help ensure that intercompany transactions are accounted for properly.

The Company has recruited and trained a number of experienced finance personnel in corporate consolidation accounting and financial reporting roles, in addition to finance personnel in the Company’s field locations.

•

To correct the material weaknesses in: (a) the accounting for goods received but not yet invoiced, (b) the accounting for goodwill denominated in foreign currencies and (c) the accounting for certain retirement and benefit plans, the Company took the following actions during the year ended December 31, 2005:

The Company implemented more formal closing processes and improved reporting discipline, including the formal tracking of status and follow up of period-end reporting requirements to proactively identify areas of potential misstatement.

As stated above, the Company has recruited and trained a number of experienced finance personnel in accounting and financial reporting roles, in addition to finance personnel in the Company’s field locations.

Back to Index

As these control deficiencies were discrete in their nature, the Company has reviewed the appropriate accounting guidance and literature with respect to properly accounting for the areas identified, and has ensured that the appropriate accounting policies have been applied.

Management has completed its annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and has determined that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weaknesses regarding: (a) accounting for intercompany activity, (b) accounting for goods received but not yet invoiced, (c) goodwill denominated in foreign currencies and (d) accounting for certain retirement and benefit plans have been remediated as of December 31, 2005.

While considerable action has been taken to remediate the material weakness on maintenance of sufficient complement of people, remediation of control deficiencies has not yet been fully evidenced and therefore management has concluded that this weakness has not been remediated as of December 31, 2005. To address the material weakness in the financial reporting process related to maintaining a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, the Company has taken the following actions:

•

During 2004, the Company changed the reporting relationship for operating financial personnel, so that they now report directly to the corporate finance group, and ultimately the Company’s Chief Financial Officer, rather than to operational managers.

•

The Company has taken disciplinary actions and/or made changes with respect to certain personnel as a result of the errors in accounting and failure to account in accordance with generally accepted accounting principles.

•

The Company has hired additional senior finance staff with the knowledge, experience and training to address the Company’s accounting issues. The Company has added and staffed 19 new senior finance positions and 12 senior finance personnel were replaced in 2005, including:

During the first quarter of 2005, the following new senior finance positions were created: a Director of Human Resources for Finance and Information Technology and a Vice President of Information Technology.

During the first quarter of 2005, a replacement was appointed in the following senior finance position: a Vice President, Controller and Chief Accounting Officer.

During the second quarter of 2005, the following new senior finance positions were created: a Vice President of Internal Audit, reporting directly to the Chairman of the Audit Committee and for administrative purposes to the Company’s Chief Financial Officer, an Assistant Corporate Controller, an Intercompany Controller and Financial Process Leader and a Finance Director for the Construction Segment.

During the second quarter of 2005, replacements were appointed in the following senior finance position: a site Controller in the Utilities business.

During the third quarter of 2005, the following new senior finance positions were created: a Roadbuilding, Utility and Other segment Vice President of Finance, a Director of Internal Audit, a site Controller in the Aerial Work Platforms segment, a Shared Services Manager for the Construction segment, and a Finance Director for Terex Mexico.

During the third quarter of 2005, replacements were appointed in the following senior finance positions: a President of Terex Financial Services, a Finance Director and a Controller at a heavy construction equipment manufacturing location, a site Controller in the Aerial Work Platforms segment, and a site Controller for a materials processing location.

During the fourth quarter of 2005, the following new senior finance positions were created: a Manager of External Financial Reporting, two site Finance Directors or Controllers, two Senior Tax Managers, a Director and a Manager of Financial Planning & Analysis and a European-based Internal Control Manager.

During the fourth quarter of 2005, replacements were appointed in the following senior finance positions: a Materials Processing & Mining segment Vice President of Finance, Senior Manager of External Financial Reporting, two site Finance Directors or Controllers, and a European-based Internal Control Manager.

Back to Index

•

The Company has provided additional training in the application of U.S. generally accepted accounting principles (“US GAAP”) to financial and business personnel in the U.S. and internationally, including:

During the second quarter of 2005, 65 senior members of the finance team attended a three day conference, which included US GAAP training, accounting for intercompany transactions, internal control and other finance education.

During the third quarter of 2005, a conference call with the global finance team was conducted to provide an update on training and other initiatives.

During the fourth quarter of 2005, a business practices roadshow was conducted by the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Human Resources and several others at 10 Company locations in the U.S. and Europe for the benefit of 392 of Terex’s senior management team members. This full day mandatory meeting covered business practices, the Company’s Code of Ethics and Conduct, US GAAP, compliance, full disclosure and other matters. Separately, US GAAP training (including proficiency testing) was conducted for 74 attendees at two U.S. and two European locations. A conference call with the global finance team was conducted on additional initiatives.

While considerable action has been taken to remediate the material weakness over its accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision, remediation of this control deficiency has not yet been fully evidenced and therefore management has concluded that this weakness has not been remediated as of December 31, 2005. To address the material weakness in the accounting for income taxes, the Company has taken the following actions during the year ended December 31, 2005:

•

The Company, with the assistance of an outside professional service provider, developed procedures to more effectively and accurately accumulate detailed support for approximately 80 foreign tax basis balance sheets and related processes to quantify deferred tax balances.

•	The Company re-engineered its tax provision reporting processes (including U.S. federal and state tax provision processes) to improve visibility, timeliness and accuracy.
•	The Company has increased staffing in the tax department including those mentioned above.

The Company intends to take further actions to remediate the material weaknesses identified above as existing as of December 31, 2005 with regard to insufficient complement of personnel with appropriate accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and accounting for income taxes and improve controls overall, including:

•

Providing enhanced and ongoing training for financial and tax personnel, including providing in the first quarter of 2006 US GAAP training for 72 team members at locations in the U.S., Europe and Australia, as well as a one day session with 60 senior finance team members on various financial control and improvement objectives.

•

Recruiting and upgrading additional personnel in key areas throughout the Company’s financial organization to both keep pace with the growth of the Company and to enhance the capabilities of the Company’s financial organization, including first quarter 2006 appointments of a Construction segment Vice President of Finance, a European Tax Manager, a Tax Manager, a Corporate Consolidations Manager, a Manager of Financial Planning & Analysis and a site Controller at a Construction segment location.

•	Increasing internal audit scope and capabilities to address the needs of an evolving internal control environment.
•	Simplifying the Company’s legal and reporting entity structure to facilitate the processing of intercompany transactions and reduce complexity in the tax reporting processes.
•

Implementing a common information technology platform/business management system for use throughout the Company to facilitate the accounting for and reconciliation of transactions as well as to provide operational benefits. A robust network infrastructure will be established linking the business units through communication and collaboration software as well as interacting with the business management system and improving the control over system updates, access and backup capabilities.

•	Developing an educational program providing training to employees to promote an open and transparent global business culture, where the Company’s employees use responsible business practices.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that the Company’s controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

Back to Index

The Company will continue to develop new policies and procedures as well as educate and train its employees on its existing policies and procedures in a continual effort to improve its internal control over financial reporting, and will be taking further actions as appropriate. The Company views this as an ongoing effort to which it will be devoting significant resources and which will need to be maintained and updated over time.

The Company believes that the foregoing actions have improved and will continue to improve its internal control over financial reporting, as well as its disclosure controls and procedures.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to the financial operations or cash flow of the Company. For information concerning litigation and other contingencies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Recent Developments

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business, formerly part of the Terex Construction Segment, will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

On January 24, 2006, the Company acquired Halco for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with North Hauler to produce high capacity surface mining trucks in China. Terex owns a 50% interest in this joint venture, Terex NHL, a company incorporated under the laws of China.

On April 4, 2006, the Company acquired Power Legend and its affiliates, including a 50% ownership interest in Sichuan Crane, for approximately $25 million. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane will be included in the Terex Cranes segment from their date of inclusion.

Back to Index

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company’s control, include, among others:

•	the Company’s business is highly cyclical and weak general economic conditions may affect the sales of its products and its financial results;
•	the Company’s business is sensitive to fluctuations in interest rates and government spending;
•	the ability to successfully integrate acquired businesses;
•	the retention of key management personnel;
•	the Company’s businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;
•	the effects of changes in laws and regulations;
•	the Company’s business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics;
•	the Company’s continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	the Company’s ability to timely manufacture and deliver products to customers;
•	possible work stoppages and other labor matters;
•	the Company’s debt outstanding and the need to comply with restrictive covenants contained in the Company’s debt agreements;
•

the Company’s ability to maintain adequate disclosure controls and procedures, maintain adequate internal controls over financial reporting and file its periodic reports with the SEC on a timely basis;

•	the Company’s implementation of a global enterprise system and its performance;
•	the investigation of the Company by the SEC;
•	limitations on the Company’s ability to access the capital markets using short form SEC documents;
•	compliance with applicable environmental laws and regulations;
•	product liability claims and other liabilities arising out of the Company’s business; and
•	other factors.

Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION (Registrant)
Date: May 15, 2006	/s/ Phillip C. Widman

Phillip C. Widman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2006	/s/ Jonathan D. Carter

Jonathan D. Carter Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Back to Index

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Terex Corporation (incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).
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

Back to Index

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

10.17

Summary of material terms of non-CEO 2006 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.18

Summary of material terms of CEO 2006 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 28, 2006 and filed with the Commission on April 3, 2006).

10.19

Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

10.20

Summary of material terms of Terex Corporation Outside Directors’ Compensation Program (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.21

Amended and Restated Credit Agreement, dated as of July 3, 2002, among Terex Corporation, certain of its Subsidiaries, the Lenders named therein, and Credit Suisse First Boston, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Form 10-Q for the quarter ended June 30, 2002 of Terex Corporation, Commission File No. 1-10702).

Back to Index

10.22

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

10.23

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

10.24

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

10.25

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

10.30

Second Amendment to Agreement and Plan of Merger, dated as of April 14, 2004, by and among Terex Corporation, Robert Wilkerson, S. Ward Bushnell and F. Roger Brown and certain limited partnerships (incorporated by reference to Exhibit 10.22 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

10.31

Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 1, 2005 and filed with the Commission on July 7, 2005).

10.32

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.33

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.34

Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.35

Retirement Agreement dated as of November 13, 2003 between Terex Corporation and Filip Filipov (incorporated by reference to Exhibit 10.29 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.36

Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Filver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

Back to Index

12	Calculation of Ratio of Earnings to Fixed Charges.*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).*
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. *
*	Exhibit filed with this document.