Form 10-Q
period 2005-06-30
TEREX CORP
filed 2006-05-17
CIK 97216

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 – Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The Exhibit Index begins on page 52.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of June 30, 2005, unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2005 (the “Guarantors”) of the Company’s $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). See Note Q to the Company’s June 30, 2005 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$1,759.1	$1,332.5	$3,210.2	$2,391.9
Cost of goods sold	1,476.9	1,139.8	2,721.8	2,038.8

Gross profit	282.2	192.7	488.4	353.1
Selling, general and administrative expenses	(145.3)	(119.6)	(280.0)	(232.1)

Income from operations	136.9	73.1	208.4	121.0
Other income (expense)
Interest income	1.6	1.4	3.6	2.4
Interest expense	(23.8)	(23.4)	(47.4)	(45.9)
Other income (expense) – net	(0.7)	19.8	(3.4)	17.4

Income before income taxes	114.0	70.9	161.2	94.9
Provision for income taxes	(42.8)	(7.6)	(59.4)	(12.9)

Net income	$71.2	$63.3	$101.8	$82.0

Per common share
Basic	$1.43	$1.29	$2.05	$1.68

Diluted	$1.40	$1.24	$2.00	$1.61

Weighted average number of shares outstanding in per share calculation
Basic	49.7	49.1	49.6	48.9
Diluted	50.9	51.0	51.0	50.9

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

	June 30, 2005	December 31, 2004

Assets
Current assets
Cash and cash equivalents	$425.9	$418.8
Trade receivables (net of allowance of $49.9 at June 30, 2005 and $52.3 at December 31, 2004)	822.1	683.6
Inventories	1,288.6	1,281.3
Deferred taxes	107.8	109.9
Other current assets	114.8	153.5

Total current assets	2,759.2	2,647.1
Long-term assets
Property, plant and equipment - net	336.2	362.6
Goodwill	624.2	667.1
Deferred taxes	199.8	226.0
Other assets	277.5	276.3

Total assets	$4,196.9	$4,179.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$57.2	$84.6
Trade accounts payable	942.1	895.8
Accrued compensation and benefits	124.6	111.5
Accrued warranties and product liability	81.2	90.0
Other current liabilities	379.9	347.6

Total current liabilities	1,585.0	1,529.5
Non-current liabilities
Long-term debt, less current portion	1,102.3	1,114.2
Other	405.1	400.2

Total liabilities	3,092.4	3,043.9

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 51.0 and 50.8 shares at June 30, 2005 and December 31, 2004, respectively	0.5	0.5
Additional paid-in capital	847.7	844.5
Retained earnings	220.7	118.9
Accumulated other comprehensive income	70.4	206.5
Less cost of shares of common stock in treasury – 1.9 shares at June 30, 2005 and 2.0 shares at December 31, 2004	(34.8)	(35.2)

Total stockholders’ equity	1,104.5	1,135.2

Total liabilities and stockholders’ equity	$4,196.9	$4,179.1

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,

	2005	2004

Operating Activities
Net income	$101.8	$82.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	31.3	34.6
Amortization	6.6	8.0
Loss on retirement of debt	—	1.5
Gain on sale of fixed assets	(0.5)	(19.0)
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	(177.7)	(105.7)
Inventories	(81.0)	(95.6)
Trade accounts payable	103.3	181.3
Accrued compensation and benefits	19.2	7.0
Income taxes payable	33.4	(7.6)
Other, net	56.5	(8.1)

Net cash provided by operating activities	92.9	78.4

Investing Activities
Acquisition of businesses, net of cash acquired	(0.1)	(8.9)
Capital expenditures	(25.2)	(15.7)
Investments in and advances to affiliates	(4.0)	(0.7)
Proceeds from sale of assets	1.6	24.0

Net cash used in investing activities	(27.7)	(1.3)

Financing Activities
Principal repayments of long-term debt	—	(75.0)
Proceeds from stock options exercised	1.4	5.5
Net repayments under revolving line of credit agreements	(18.4)	(2.2)
Other, net	(14.9)	(15.1)

Net cash used in financing activities	(31.9)	(86.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(26.2)	(3.3)

Net Increase (Decrease) in Cash and Cash Equivalents	7.1	(13.0)
Cash and Cash Equivalents at Beginning of Period	418.8	467.5

Cash and Cash Equivalents at End of Period	$425.9	$454.5

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries (“Terex” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and cash equivalents at June 30, 2005 and December 31, 2004 includes $2.1, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. Adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

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

Back to Index

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance on SFAS No. 123R. SAB 107 does not change the accounting required by SFAS No. 123R. As per Securities and Exchange Commission Release No. 33-8568, issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. Adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.” Substantially all receivables were trade receivables at June 30, 2005 and December 31, 2004.

Accrued Warranties. The Company records accruals for potential warranty claims based on the its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period of time. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces. Length of warranty is generally a fixed period of time, a fixed number of operating hours, or both.

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

Back to Index

The following table summarizes the changes in the consolidated product warranty liability:

Six Months Ended June 30, 2005

Balance at beginning of period	$74.3
Accruals for warranties issued during the period	53.4
Changes in estimates	(1.0)
Settlements during the period	(38.8)
Foreign exchange effect	(5.2)

Balance at end of period	$82.7

Stock-Based Compensation. At June 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded expense related to the issuance of restricted stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Reported net income	$71.2	$63.3	$101.8	$82.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects for 2005	0.9	2.3	2.3	4.5
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects for 2005	(1.8)	(3.9)	(4.2)	(7.9)

Pro forma net income	$70.3	$61.7	$99.9	$78.6

Per common share:
Basic:
Reported net income	$1.43	$1.29	$2.05	$1.68

Pro forma net income	$1.41	$1.26	$2.01	$1.61

Diluted:
Reported net income	$1.40	$1.24	$2.00	$1.61

Pro forma net income	$1.38	$1.21	$1.96	$1.54

The Company determined it was more likely than not that the future tax benefit would not be realized for the quarter ended June 30, 2004 and therefore, the stock-based employee compensation expense is presented without a related tax effect.

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

NOTE C – GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company’s reportable segments.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Construction	Terex Cranes	Terex Aerial Work Platforms	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total

Balance at December 31, 2004	$352.6	$104.7	$76.9	$40.7	$92.2	$667.1
Acquisitions	—	—	—	(5.1)	—	(5.1)
Foreign exchange effect and other	(31.3)	(6.0)	(2.0)	1.2	0.3	(37.8)

Balance at June 30, 2005	$321.3	$98.7	$74.9	$36.8	$92.5	$624.2

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

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At June 30, 2005, the Company had $279.0 notional amount of such interest rate swap agreements outstanding, all of which mature in 2006 through 2014. The fair market value of these swaps at June 30, 2005 was a net gain of $4.2, which is recorded in other non-current assets. These swap agreements have been designated as, and are effective as, fair value hedges of outstanding debt instruments. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains were recorded as an adjustment to the carrying value of the hedged debt and are being amortized through the debt maturity date and, combined with the market value of the swap agreements held at June 30, 2005, are an $8.0 addition to the carrying value of the long-term obligations being hedged.

On March 31, 2005, the Company exited an interest rate swap agreement with a notional amount of $100.0 in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. This transaction resulted in a gain of $0.1 in interest expense.

The Company is also a party to currency exchange forward contracts that mature within one year to manage its exposure to changing currency exchange rates. At June 30, 2005, the Company had $489.2 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before June 30, 2006. The fair market value of these swaps at June 30, 2005 was a net loss of $9.0. At June 30, 2005, $422.8 notional amount ($8.6 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during the three months and six months ended June 30, 2005 and 2004, the Company recorded the change in fair value to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At June 30, 2005, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $6.6 and as a liability of $8.2.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Balance at beginning of period	$—	$2.7	$2.6	$6.5
Additional gains (losses)	(7.9)	5.8	(7.7)	5.3
Amounts reclassified to earnings	2.2	(4.1)	(0.6)	(7.4)

Balance at end of period	$(5.7)	$4.4	$(5.7)	$4.4

The estimated amount of existing net losses recorded in Accumulated other comprehensive income (loss) as of June 30, 2005 that are expected to be reclassified into earnings in the next twelve months is $5.7.

NOTE E - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends and a decrease in the Company’s acquisition activities, the Company initiated fewer restructuring programs in 2005 and 2004 than it had in previous years, as the Company’s facilities were generally operating at satisfactory capacity levels. In response to changing market demand and to optimize facility utilization, the Company initiated the restructuring programs described below. For further information on restructuring programs, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Back to Index

There have been no material changes relative to the initial plans established by the Company for restructuring activities discussed below. The Company does not believe that these restructuring activities by themselves will have an adverse impact on the Company’s ability to meet customer requirements for the Company’s products.

2005 Programs

During the first quarter of 2005, the Company recorded a $0.2 charge to Cost of goods sold in its Terex Utilities West and Terex Utilities South businesses (part of the Terex Roadbuilding, Utility Products and Other segment). This charge is for the closure and consolidation of several sales and service facilities. The Company implemented this restructuring program to better utilize its field service personnel in order to provide more efficient and improved service to its customers. The program is expected to generate net cash savings of $1.1 annually when fully implemented and will result in a headcount reduction of 13 employees. As a result of the restructuring, 10 employees had ceased employment with the Company as of June 30, 2005. The program is anticipated to be completed by December 31, 2005.

2004 Programs

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in Cost of goods sold and $0.5 has been recorded in Selling, general and administrative expenses. The Company implemented this restructuring because it concluded that it is more cost-effective to outsource the activities that have been performed previously at the Loeningen facility. The closure of this facility will reduce employment by approximately 40 employees and is expected to be completed by December 31, 2005

Also in the second quarter of 2004, the Company recorded a charge of $4.3 in Cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company’s decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company’s cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility. The program is expected to be completed by December 31, 2005.

In addition, during the second quarter of 2004, the Company established a restructuring program, recorded in cost of goods sold, to move its pump manufacturing business from its Terex Pegson facility in Coalville, England to another Terex Construction segment component manufacturing facility in Scotland. The non-cash charge to Cost of goods sold was $0.3. The Company completed the relocation of this manufacturing line by December 31, 2004. This has freed needed capacity at the Terex Pegson facility for crushing equipment production. Terex Pegson is included in the Terex Construction segment.

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

2003 Programs

During 2003, the Company decided to close its Kilbeggan facility and consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation lowered the Company’s cost structure for this business and better utilize manufacturing capacity. As of September 30, 2003, all of the employees included in the restructuring program had ceased employment with the Company. The program was substantially complete at December 31, 2003, except for obligations under the lease for the facility. The Company ended its lease obligations for the Kilbeggan property during 2005. The Powerscreen Kilbeggan facility is included in the Terex Construction segment. The Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

2002 Programs

During 2002, the Company announced that its surface mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company is currently marketing the Tulsa property for rental and/or sale.

Back to Index

The following table sets forth the components and status of the restructuring charges recorded in the six months ended June 30, 2005 that related to productivity and business rationalization:

	Employee Termination Costs	Facility Exit Costs	Other	Total

Accrued restructuring charges at December 31, 2004	$0.6	$0.7	$0.3	$1.6
Restructuring charges	0.1	0.1	—	0.2
Cash expenditures	(0.6)	(0.4)	—	(1.0)
Non-cash write-offs	—	—	1.7	1.7

Accrued restructuring charges at June 30, 2005	$0.1	$0.4	$2.0	$2.5

In the aggregate, the restructuring charges described above incurred during the six months ended June 30, 2005 and 2004 were included in Cost of goods sold $0.2 and $8.2 and selling, general and administrative expenses $0 and $1.3, respectively.

During the second quarter of 2005, the Company recorded an additional $1.2 of charges in Cost of goods sold related to programs commenced in prior years. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

NOTE F - INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004

Finished equipment	$395.1	$404.2
Replacement parts	304.4	278.3
Work-in-process	272.5	287.1
Raw materials and supplies	316.6	311.7

Inventories	$1,288.6	$1,281.3

Reserves for excess and obsolete inventory were $73.3 and $73.2 at June 30, 2005 and December 31, 2004, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2005	December 31, 2004

Property	$54.8	$50.8
Plant	213.0	256.6
Equipment	294.8	276.9

	562.6	584.3
Less: Accumulated depreciation	(226.4)	(221.7)

Net property, plant and equipment	$336.2	$362.6

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

Back to Index

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

As of June 30, 2005, TFSH had total assets of $328.0, consisting primarily of financing receivables and lease related equipment, and total liabilities of $298.0, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2005, the maximum exposure to loss under these guarantees was approximately $27. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first and second quarters of 2005, the Company contributed its proportional share of these requirements which represented an additional $2.9 and $0.3, respectively, in cash to TFSH.

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

NOTE I - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $103 at June 30, 2005 and is included within Other Assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. Under these agreements, Genie’s recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The aggregate unpaid sales-type lease payments previously transferred was $3.5 at June 30, 2005, which is equal to Genie’s maximum credit recourse exposure, representing a contingent liability under the limited recourse provisions.

Back to Index

During 2004 and 2005, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $34.6 credit risk and a $47.7 residual value risk at June 30, 2005.

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

NOTE K - EARNINGS PER SHARE

	Three Months Ended June 30, (in millions, except per share data)

	2005			2004

	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic earnings per share
Net income	$71.2	49.7	$1.43	$63.3	49.1	$1.29
Effect of dilutive securities:
Stock options		1.2		—	1.9

Net income	$71.2	50.9	$1.40	$63.3	51.0	$1.24

	Six Months Ended June 30, (in millions, except per share data)

	2005			2004

	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic earnings per share
Net income	$101.8	49.6	2.05	$82.0	48.9	$1.68
Effect of dilutive securities:
Stock options		1.4		—	2.0

Net income	$101.8	51.0	2.00	$82.0	50.9	$1.61

Options to purchase 10 thousand and 245 thousand shares of Terex Common Stock, par value $0.1 (“Common Stock”), were outstanding during the three months ended June 30, 2005 and 2004, respectively; options to purchase 8 thousand, and 230 thousand shares of Common Stock were outstanding during the six months ended June 30, 2005 and 2004, respectively. However, these were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. The Company had contingent obligations to make additional payments in cash or Common Stock based on provisions of certain of the Company’s agreements to acquire businesses. The Company’s policy and past practice has been generally to settle such obligations in cash. At June 30, 2004, due to the market price of the Company’s Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months and six months ended June 30, 2004. All such contingent obligations had expired prior to June 30, 2005 and accordingly there were no contingently issuable shares included in the computation of diluted earnings per share for the three months and six months ended June 30, 2005.

NOTE L - INCOME TAXES

The effective tax rate for the three months and six months ended June 30, 2005 was 37.5% and 36.8%, respectively, as compared to an effective rate of (119.9%) for the twelve months ended December 31, 2004. The effective tax rate for the three months and six months ended June 30, 2005 was higher than the prior year’s effective tax rate due to the fact that the 2004 rate included: (a) the impact of the reversal of a valuation allowance of $200.7 on U.S. deferred tax assets based on improved operating performance, (b) the successful resolution of a tax audit covering multiple reporting periods, (c) the release of valuation allowances based on the profitability of the Company’s businesses in certain jurisdictions, (d) the release of the valuation allowance in the Company’s Fermec business due to its strong financial performance, which indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, (e) the favorable determination of interest deductibility during a jurisdictional review and (f) the favorable resolution of certain state tax reviews.

Back to Index

The effective tax rate for the three and six months ended June 30, 2004 was 10.7% and 13.6%, as compared to the effective rate of (119.9%) for the year ended December 31, 2004. The higher effective tax rate during the three and six months ended June 30, 2004 was due to the impact of the U.S. valuation allowance reversal and other items mentioned above.

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

NOTE M - STOCKHOLDERS’ EQUITY

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$71.2	$63.3	$101.8	$82.0
Other comprehensive income (loss):
Pension liability adjustment	0.8	(0.1)	1.2	0.1
Translation adjustment	(74.7)	(25.9)	(129.0)	(34.6)
Derivative hedging adjustment	(5.7)	1.7	(8.3)	(2.1)

Comprehensive income (loss)	$(8.4)	$39.0	$(34.3)	$45.4

NOTE N - LITIGATION AND CONTINGENCIES

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains a liability in the amount of management’s estimate of the Company’s aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company’s financial position.

Back to Index

The Company is involved in various other legal proceedings, including worker’s compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $122.8 at June 30, 2005. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of June 30, 2005, the Company’s maximum exposure to such credit guarantees was $264.7, including total guarantees issued by Terex Demag and Genie of $188.2 and $43.5, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J – “Net Investment in Sales-Type Leases,” Genie’s maximum exposure related to residual value guarantees under sales-type leases was $47.7 at June 30, 2005 with total residual value guarantees issued by the Company (including Genie) of $48.0. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $35.8. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $11 for the estimated fair value of all guarantees provided as of June 30, 2005.

NOTE O - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2005, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plans covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

Back to Index

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

	Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$0.5	$0.4	$0.8	$0.7
Interest cost	1.9	1.7	3.7	3.5
Expected return on plan assets	(2.0)	(1.9)	(4.0)	(3.8)
Amortization of prior service cost	0.3	0.2	0.5	0.4
Recognized actuarial loss	0.7	0.5	1.2	1.1

Net periodic cost	$1.4	$0.9	$2.2	$1.9

	Other Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	0.1	—	0.1	—
Amortization of transition obligation	—	—	—	0.1
Recognized actuarial loss	0.1	0.2	0.2	0.3

Net periodic cost	$0.4	$0.5	$0.8	$0.9

The Company plans to contribute approximately $2 to its U.S. defined benefit pension plans in 2005. During the three months and six months ended June 30, 2005, the Company contributed $0.5 and $0.9, respectively, to its U.S. defined benefit pension plans.

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

	Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$1.0	$1.0	$2.0	$2.0
Interest cost	3.0	3.0	6.2	6.1
Expected return on plan assets	(1.2)	(1.1)	(2.4)	(2.2)
Recognized actuarial loss	0.1	0.1	0.2	0.2

Net periodic cost	$2.9	$3.0	$6.0	$6.1

The Company plans to contribute approximately $10 to its international defined benefit pension plans in 2005. During the three months and six months ended June 30, 2005, the Company contributed $1.8 and $5.7, respectively, to its international defined benefit pension plans.

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

The Terex Aerial Work Platforms segment was formed upon the completion of Terex’s acquisition of Genie and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailer, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

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

Back to Index

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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and six months ended June 30, 2005 and 2004. Business segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net Sales
Terex Construction	$608.2	$472.5	$1,077.9	$873.6
Terex Cranes	336.2	275.9	635.0	486.7
Terex Aerial Work Platforms	376.3	257.2	671.4	442.2
Terex Materials Processing & Mining	221.1	132.5	417.7	231.8
Terex Roadbuilding, Utility Products and Other	250.9	214.9	470.1	388.6
Eliminations/Corporate	(33.6)	(20.5)	(61.9)	(31.0)

Total	$1,759.1	$1,332.5	$3,210.2	$2,391.9

Income (Loss) from Operations
Terex Construction	$48.2	$21.0	$64.8	$37.8
Terex Cranes	16.4	10.1	21.6	16.6
Terex Aerial Work Platforms	48.3	33.9	75.7	55.2
Terex Materials Processing & Mining	18.9	9.1	31.3	11.9
Terex Roadbuilding, Utility Products and Other	9.0	2.6	20.4	5.6
Eliminations/Corporate	(3.9)	(3.6)	(5.4)	(6.1)

Total	$136.9	$73.1	$208.4	$121.0

Back to Index

	June 30, 2005	December 31, 2004

Identifiable Assets
Terex Construction	$1,617.7	$1,607.2
Terex Cranes	919.2	989.4
Terex Aerial Work Platforms	611.6	556.2
Terex Materials Processing & Mining	668.2	612.2
Terex Roadbuilding, Utility Products and Other	555.0	557.0
Corporate	2,160.9	2,203.5
Eliminations	(2,335.7)	(2,346.4)

Total	$4,196.9	$4,179.1

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). As of June 30, 2005, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

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

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$192.7	$639.0	$1,093.4	$(166.0)	$1,759.1
Cost of goods sold	169.2	553.6	920.1	(166.0)	1,476.9

Gross profit	23.5	85.4	173.3	—	282.2
Selling, general & administrative expenses	(15.5)	(41.8)	(88.0)	—	(145.3)

Income from operations	8.0	43.6	85.3	—	136.9
Interest income	0.3	0.2	1.1	—	1.6
Interest expense	(6.6)	(6.3)	(10.9)	—	(23.8)
Income from subsidiaries	90.4	—	—	(90.4)	—
Other income (expense) - net	(0.4)	0.4	(0.7)	—	(0.7)

Income before income taxes	91.7	37.9	74.8	(90.4)	114.0
Provision for income taxes	(20.5)	(1.1)	(21.2)	—	(42.8)

Net income	$71.2	$36.8	$53.6	$(90.4)	$71.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$104.8	$479.0	$792.0	$(43.3)	$1,332.5
Cost of goods sold	95.7	417.4	670.0	(43.3)	1,139.8

Gross profit	9.1	61.6	122.0	—	192.7
Selling, general & administrative expenses	(7.6)	(39.8)	(72.2)	—	(119.6)

Income from operations	1.5	21.8	49.8	—	73.1
Interest income	0.3	(0.2)	1.3	—	1.4
Interest expense	(11.0)	(0.9)	(11.5)	—	(23.4)
Income from subsidiaries	71.0	—	—	(71.0)	—
Other income (expense) – net	4.5	0.1	15.2	—	19.8

Income before income taxes	66.3	20.8	54.8	(71.0)	70.9
Provision for income taxes	(3.0)	(0.2)	(4.4)	—	(7.6)

Net income	$63.3	$20.6	$50.4	$(71.0)	$63.3

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$338.5	$1,142.2	$2,021.1	$(291.6)	$3,210.2
Cost of goods sold	301.5	998.3	1,713.6	(291.6)	2,721.8

Gross profit	37.0	143.9	307.5	—	488.4
Selling, general & administrative expenses	(26.1)	(85.0)	(168.9)	—	(280.0)

Income from operations	10.9	58.9	138.6	—	208.4
Interest income	0.6	0.4	2.6	—	3.6
Interest expense	(13.2)	(12.5)	(21.7)	—	(47.4)
Income from subsidiaries	126.2	—	—	(126.2)	—
Other income (expense) - net	(0.6)	0.9	(3.7)	—	(3.4)

Income before income taxes	123.9	47.7	115.8	(126.2)	161.2
Provision for income taxes	(22.1)	(2.0)	(35.3)	—	(59.4)

Net income	$101.8	$45.7	$80.5	$(126.2)	$101.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$185.0	$863.8	$1,441.8	$(98.7)	$2,391.9
Cost of goods sold	168.9	750.3	1,218.3	(98.7)	2,038.8

Gross profit	16.1	113.5	223.5	—	353.1
Selling, general & administrative expenses	(15.7)	(73.0)	(143.4)	—	(232.1)

Income from operations	0.4	40.5	80.1	—	121.0
Interest income	0.5	(0.7)	2.6	—	2.4
Interest expense	(9.2)	(13.8)	(22.9)	—	(45.9)
Income from subsidiaries	86.8	—	—	(86.8)	—
Other income (expense) – net	5.6	(0.7)	12.5	—	17.4

Income before income taxes	84.1	25.3	72.3	(86.8)	94.9
Provision for income taxes	(2.1)	(0.6)	(10.2)	—	(12.9)

Net income	$82.0	$24.7	$62.1	$(86.8)	$82.0

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$130.0	$2.3	$293.6	$—	$425.9
Trade receivables - net	38.9	266.0	517.2	—	822.1
Intercompany receivables	47.3	165.8	102.6	(315.7)	—
Net inventories	116.6	310.3	861.7	—	1,288.6
Other current assets	73.6	23.6	125.4	—	222.6

Total current assets	406.4	768.0	1,900.5	(315.7)	2,759.2
Property, plant & equipment - net	6.8	87.3	242.1	—	336.2
Investment in and advances to (from) subsidiaries	1,130.5	(342.0)	(330.6)	(457.9)	—
Goodwill - net	6.4	255.2	362.6	—	624.2
Other assets - net	70.0	155.6	251.7	—	477.3

Total assets	$1,620.1	$924.1	$2,426.3	$(773.6)	$4,196.9

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$4.1	$16.5	$36.6	$—	$57.2
Trade accounts payable	68.0	235.1	639.0	—	942.1
Intercompany payables	58.5	116.1	141.1	(315.7)	—
Accruals and other current liabilities	90.9	88.3	406.5	—	585.7

Total current liabilities	221.5	456.0	1,223.2	(315.7)	1,585.0
Long-term debt, less current portion	273.6	310.9	517.8	—	1,102.3
Other long-term liabilities	20.5	86.6	298.0	—	405.1
Stockholders’ equity	1,104.5	70.6	387.3	(457.9)	1,104.5

Total liabilities and stockholders’ equity	$1,620.1	$924.1	$2,426.3	$(773.6)	$4,196.9

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

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by operating activities	$22.3	$17.1	$53.5	$—	$92.9

Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	(0.1)	—	(0.1)
Capital expenditures	(4.3)	(7.9)	(13.0)	—	(25.2)
Investments in and advances to affiliates	—	—	(4.0)	—	(4.0)
Proceeds from sale of assets	—	—	1.6	—	1.6

Net cash used in investing activities	(4.3)	(7.9)	(15.5)	—	(27.7)

Cash flows from financing activities
Proceeds from stock options exercised	1.4	—	—	—	1.4
Net borrowings (repayments) under revolving line of credit agreements	(0.4)	(0.6)	(17.4)	—	(18.4)
Other	—	(9.8)	(5.1)	—	(14.9)

Net cash provided by (used in) financing activities	1.0	(10.4)	(22.5)	—	(31.9)

Effect of exchange rates on cash and cash equivalents	—	—	(26.2)	—	(26.2)

Net (decrease) increase in cash and cash equivalents	19.0	(1.2)	(10.7)	—	7.1
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	—	418.8

Cash and cash equivalents, end of period	$130.0	$2.3	$293.6	$—	$425.9

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by (used in)operating activities	$(42.0)	$64.4	$56.0	$—	$78.4

Cash flows from investing activities
Acquisition of business, net of cash acquired	(0.6)	(9.0)	0.7	—	(8.9)
Capital expenditures	(0.1)	(5.2)	(10.4)	—	(15.7)
Investments in and advances to affiliates	—	—	(0.7)	—	(0.7)
Proceeds from sale of assets	—	1.8	22.2	—	24.0

Net cash provided by (used in) investing activities	(0.7)	(12.4)	11.8	—	(1.3)

Cash flows from financing activities
Principal repayments of long-term debt	—	(39.7)	(35.3)	—	(75.0)
Proceeds from stock options exercised	5.5	—	—	—	5.5
Net borrowings (repayments) under revolving line of credit agreements	—	—	(2.2)	—	(2.2)
Other	—	(12.5)	(2.6)	—	(15.1)

Net cash provided by (used in) financing activities	5.5	(52.2)	(40.1)	—	(86.8)

Effect of exchange rates on cash and cash equivalents	—	—	(3.3)	—	(3.3)

Net (decrease) increase in cash and cash equivalents	(37.2)	(0.2)	24.4	—	(13.0)
Cash and cash equivalents, beginning of period	148.7	2.8	316.0	—	467.5

Cash and cash equivalents, end of period	$111.5	$2.6	$340.4	$—	$454.5

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

On January 24, 2006, the Company acquired Halco Holdings Limited and its affiliates (“Halco”), for approximately 8.4 British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

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

Back to Index

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

On January 24, 2006, the Company acquired Halco Holdings Limited and its affiliates (“Halco”) for approximately 8.4 million British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco will be included in the Terex Materials Processing & Mining Segment from its date of acquisition.

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

The Company continued to be encouraged by current trends and its performance in the second quarter of 2005. Specifically, in the second quarter of 2005, the Company performed above expectations, despite operational challenges arising from increased steel costs and supplier issues. For the three months and six months ended June 30, 2005, the Company experienced increases in net sales, gross profit and income from operations as compared to the same periods in 2004. Net sales in the second quarter of 2005 grew 32% over the same period in the prior year and 21% over the first quarter of 2005. A significant factor in the Company’s performance was the improved economic condition in many of the Company’s end-markets, which was also reflected in increased backlog in a majority of the Company’s business segments. Backlog at June 30, 2005 was approximately $1,371 million, an increase of approximately $443 million, or 48%, from the level of backlog at June 30, 2004. In addition, business integration measures and cost savings initiatives put in place over the past few years are yielding positive results.

The Company continues to expect a mix of end-market conditions throughout the balance of 2005, with certain products continuing to participate in a strong recovery while others expecting continued sluggish, although possibly improving, markets. For example, the Company expects opportunities for continued growth in the compact construction, aerial work platforms and materials processing & mining businesses, continuing to build on the economic recovery in these areas that took shape in 2004 and continued in the first half of 2005. However, the roadbuilding business, and other products manufactured by the Company related to infrastructure improvement, have lagged the recovery somewhat, as these products rely heavily on U.S. federal and municipal funding for their revenue base. This funding has been reduced and/or delayed substantially by the lack of a new long-term highway spending bill at the federal level. The Company anticipates that the impact of the U.S. federal infrastructure funding bill that was passed in 2005 will pave the way for end-market improvements in 2006. Additionally, North American cranes performance remains weak, reflecting weakness in the Company’s customer base. As there are indications of improvement in non-residential construction figures, the Company anticipates that the Terex Cranes segment will begin to show improved end-market demand in the second half of 2005 and substantially better performance in 2006.

During the remainder of 2005, the Company will continue to emphasize margin improvement initiatives, as well as continuing to focus on cash generation and debt reduction. The Terex Business System initiative announced in the beginning of 2005 is aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The Terex Business System is based on lean principles and lean thinking as applied to every aspect of the Company’s business. Additionally, the system focuses on streamlining the Company’s interface with its customers, and gaining efficiencies with suppliers based on the Company’s global purchasing power and resources. The Company has established Terex learning centers with the purpose of teaching these principles to key personnel throughout the Company. This project will be the cornerstone of the Company’s activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is return on invested capital (“ROIC”), and Terex has established the goal of delivering an annual average of 20% or greater ROIC through an economic cycle. ROIC is defined as operating profit, excluding special items, divided by the sum of average book equity and average net debt.

Back to Index

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Terex Consolidated

	Three Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

		($ amounts in millions)
Net sales	$1,759.1	—	$1,332.5	—	32.0%
Gross profit	$282.2	16.0%	$192.7	14.5%	46.4%
SG&A	$145.3	8.3%	$119.6	9.0%	21.5%
Income from operations	$136.9	7.8%	$73.1	5.5%	87.3%

Net sales for the three months ended June 30, 2005 totaled $1,759.1 million, an increase of $426.6 million when compared to the same period in 2004. Net sales increased in all segments when compared to 2004. The Terex Aerial Work Platforms segment experienced an increase in sales from improved economic conditions in the rental equipment market. Net sales in the Terex Construction segment improved relative to 2004 as a result of strong demand for its scrap handling equipment and other heavy construction equipment, as well as mobile crushing and screening equipment. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2004 from sustained improvements in commodity prices, mainly coal and iron ore, and incremental volume from the Reedrill acquisition. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2004 across all product lines. While sales of roadbuilding products have improved over 2004 levels, they remain low relative to historic levels and future improvements are dependent on increased state and federal funding for road projects. Net sales in the Terex Cranes segment improved from 2004 levels, driven by a robust tower crane market and the start of a recovering North American rough terrain and boom truck crane marketplace.

Gross profit for the three months ended June 30, 2005 totaled $282.2 million, an increase of $89.5 million when compared to the same period in 2004. Improvements relative to 2004 were realized in all segments of the Company from higher sales volume, despite sustained higher steel costs as well as other component issues. The Company initiated price increases across many of its businesses, leading to some gross margin improvement. The Company will continue to design and implement plans to mitigate the impact of future increases in steel prices, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs and increasing the price of the Company’s products. Gross profit also benefited from the positive impacts of prior cost-saving initiatives.

During the second quarter of 2004, the Company recorded restructuring and other charges of $9.9 million. Restructuring and other costs incurred in 2004 related primarily to a facility consolidation and component sourcing projects in the Terex Construction segment and to the sale of certain of the Company’s legacy parts businesses. There were no material restructuring charges recorded in the second quarter of 2005.

Total selling, general and administrative costs (“SG&A”) increased for the three months ended June 30, 2005 by $25.7 million when compared to the same period in 2004. SG&A costs increased due to increased net sales levels during the second quarter of 2005, as well as higher engineering costs due to product development efforts and administrative costs for staffing and external professional fees, as the Company focused on building financial resources to address financial reporting weaknesses. The acquisition of Reedrill increased SG&A by $3.8 million when compared to 2004 levels. As a percentage of sales, SG&A fell to 8.3% in the second quarter of 2005 from 9.0% in the second quarter of 2004.

Income from operations increased by $63.8 million for the three months ended June 30, 2005 when compared to the same period in 2004. The Terex Aerial Work Platforms and Terex Construction segments’ income from operations improved relative to 2004 as a result of an improving economy in the United States and Europe. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment grew as a result of increased demand for tower cranes, as well as improving rough terrain and boom truck crane businesses in North America. The roadbuilding business and the concrete mixing truck businesses provided most of the income growth in the Terex Roadbuilding, Utility Products and Other segment.

Back to Index

Terex Construction

	Three Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$608.2	—	$472.5	—	28.7%
Gross profit	$90.7	14.9%	$61.1	12.9%	48.4%
SG&A	$42.5	7.0%	$40.1	8.5%	6.0%
Income from operations	$48.2	7.9%	$21.0	4.4%	129.5%

Net sales in the Terex Construction segment were $608.2 million for the three months ended June 30, 2005, an increase of $135.7 when compared to the same period in 2004. Sales increased across most of the businesses in this segment, as improved economic conditions in the United States and Europe, as well as an emerging Asian construction equipment business has driven demand for construction equipment. Sales of heavy construction equipment remained strong during the three months ended June 30, 2005, driven primarily by demand for off-highway trucks and scrap handling equipment. The scrap handling business continued to benefit from the increased price of steel globally. The compact construction equipment business continued to experience sales growth in its telehandler and mini-excavator equipment. The crushing and screening business reported double digit growth across all business units.

Gross profit increased to $90.7 million for the three months ended June 30, 2005, an increase of $29.6 million when compared to 2004 results for the same period. Gross profit was positively impacted by sales volume and recent price increases. These favorable items were partially offset by the continued high cost of steel and other components, and certain ramp up costs to satisfy the higher manufacturing volume.

SG&A costs for the three months ended June 30, 2005 totaled $42.5 million, an increase of $2.4 million when compared to the same period in 2004. Resources to support the sales growth was the primary driver of the increase in SG&A.

Income from operations for the three months ended June 30, 2005 totaled $48.2 million, an increase of $27.2 million when compared to $21.0 million for the same period in 2004. Income from operations, and the resulting margin as a percentage of net sales, reflects the positive impact of pricing actions taken and the benefit of increased production levels, which helped to offset steel cost increases and the negative impact of the weak U.S. dollar.

Terex Cranes

	Three Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$336.2	—	$275.9	—	21.9%
Gross profit	$45.5	13.5%	$33.0	12.0%	37.9%
SG&A	$29.1	8.7%	$22.9	8.3%	27.1%
Income from operations	$16.4	4.9%	$10.1	3.7%	62.4%

Net sales for the Terex Cranes segment for the three months ended June 30, 2005 increased by $60.3 million and totaled $336.2 million, compared to $275.9 million for the same period in 2004. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to the second quarter of 2004. Net sales also increased due to price increases introduced for the North American product in the fourth quarter of 2004 in reaction to increasing cost pressures.

Gross profit for the three months ended June 30, 2005 increased by $12.5 million relative to the same period in 2004 and totaled $45.5 million. Gross profit from the small European all terrain crane and container stacker businesses in the three months ended June 30, 2005 improved over 2004 levels, as a result of increased volume more than offsetting the impact of steel cost increases experienced during 2004, and a strong demand for container stackers driven by the Asian economic expansion. Negatively impacting gross profit in the quarter ended June 30, 2005 comparison with the prior year was the expiration of favorable long-term steel pricing contracts, mainly in the German crane operation. Additionally, increased staffing at the North American operations in response to heightened product demand resulted in some production inefficiencies.

Back to Index

SG&A costs for the three months ended June 30, 2005 totaled $29.1 million, an increase of $6.2 million over the same period in 2004. The increase was mainly driven by higher sales volume and increased investment in product development and administrative costs.

Income from operations for the three months ended June 30, 2005 totaled $16.4 million, an increase of $6.3 million when compared to $10.1 million for the same period in 2004. Operating profit in 2005 was impacted by increased steel and component costs and SG&A spending, which was more than offset by strong demand for the segment’s tower cranes and container stackers, as well as increased volume in other products.

Terex Aerial Work Platforms

	Three Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$376.3	—	$257.2	—	46.3%
Gross profit	$70.1	18.6%	$52.0	20.2%	34.8%
SG&A	$21.8	5.8%	$18.1	7.0%	20.4%
Income from operations	$48.3	12.8%	$33.9	13.2%	42.5%

Net sales for the Terex Aerial Work Platforms segment for the three months ended June 30, 2005 were $376.3 million, an increase of $119.1 million when compared to the same period in 2004. Net sales increased when compared to the second quarter of 2004 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2004 as rental channel customers continued to buy new equipment to reduce the age of their fleets. Net sales of the segment’s products also improved in Europe. Net sales of material handler products increased when compared to the same period in 2004 as a result of marketing the product as part of the overall Genie offering to these same rental distribution channels.

Gross profit for the three months ended June 30, 2005 was $70.1 million, an increase of $18.1 million when compared to the same period in 2004. Gross profit as a percentage of sales fell slightly as the benefit of increased sales was offset by the continued high cost of steel and additional costs incurred to ramp up resources to meet the increased production levels.

SG&A costs for the three months ended June 30, 2005 were $21.8 million, an increase of $3.7 million from the same period in 2004. The increase was due primarily to staffing and related costs arising from the significant volume increases.

Income from operations for the three months ended June 30, 2005 was $48.3 million, an increase of $14.4 million from the same period in 2004. The increase was due to higher sales volumes, offset by the sustained high cost of certain input costs, mostly steel.

Terex Materials Processing & Mining

	Three Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$221.1	—	$132.5	—	66.9%
Gross profit	$39.8	18.0%	$22.9	17.3%	73.8%
SG&A	$20.9	9.5%	$13.8	10.4%	51.4%
Income from operations	$18.9	8.5%	$9.1	6.9%	107.7%

Net sales in the Terex Materials Processing & Mining segment increased by $88.6 million to $221.1 million in the second quarter of 2005, compared to $132.5 million in the comparable period in 2004. The increase in net sales was attributable to the overall strong demand for mining products, mainly mining hydraulic excavators and electric drive mining trucks, as well as the acquisition of Reedrill in the fourth quarter of 2004. Demand for tracked crusher and stationary vibratory screener product lines also continued to be strong.

Gross profit increased by $16.9 million in the three months ended June 30, 2005 when compared to the comparable period in 2004 and totaled $39.8 million. Gross profit improved as a result of the increased volume and margin earned on the sale of new machines as well as incremental profit from Reedrill. This improvement was partially offset by increased steel costs during the second quarter of 2005 when compared to the same quarter in the prior year.

Back to Index

SG&A costs increased by $7.1 million in the second quarter of 2005 relative to the comparable period in 2004, to $20.9 million. The increase in SG&A was mainly due to higher selling costs associated with the 67% increase in net sales and incremental costs from Reedrill of $3.8 million.

Income from operations for the Terex Materials Processing & Mining segment was $18.9 million in the second quarter of 2005, or 8.5% of sales, an increase of $9.8 million from $9.1 million in the comparable period in 2004. The increase was a result of higher demand for the segment’s products resulting primarily from improved commodity pricing relative to 2004 and the addition of the Reedrill business in the fourth quarter of 2004, offset to some degree by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$250.9	—	$214.9	—	16.8%
Gross profit	$33.1	13.2%	$23.8	11.1%	39.1%
SG&A	$24.1	9.6%	$21.2	9.9%	13.7%
Income from operations	$9.0	3.6%	$2.6	1.2%	246.2%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2005 were $250.9 million, an increase of $36.0 million when compared to the same period in 2004. Growth was achieved in all business units and product categories, but especially in the Tatra on/off road heavy duty vehicles and concrete mixer truck businesses.

Gross profit for the three months ended June 30, 2005 totaled $33.1 million, an increase of $9.3 million when compared to the same period in 2004. Gross profit generally improved across most businesses. The gross profit was negatively pressured in this largely United States based segment by steel cost increases, as steel is a major material component for many of this group’s products, as well as continued weak end-markets in the roadbuilding and utility areas.

SG&A costs for the segment for the three months ended June 30, 2005 totaled $24.1 million, an increase of $2.9 million when compared to the same period in 2004. The majority of the increase was due to product development efforts.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2005 was $9.0 million, an increase of $6.4 million when compared to the same period in 2004. The positive change reflects strong margin performance by the roadbuilding and concrete mixer truck businesses, as well as to a lesser extent the Terex Utilities business, as improvement initiatives taken over the past few years began to impact their financial performance. This was slightly offset by the impact of increased steel costs.

Net Interest Expense

During the three months ended June 30, 2005, the Company’s net interest expense remained flat with the prior year period at $22.2 million. Higher interest rates were offset by lower debt balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2005 was an expense of $0.7 million as compared to income of $19.8 million for the prior year period.

During the second quarter of 2004, the Company recognized a net gain of $16.6 million on the sale of the former Fermec facility in Manchester, England, its former aerial platform facility in Cork, Ireland, its former tower crane facility in Trier, Germany and its former boom truck facility in Olathe, Kansas. During the prior year quarter, the Company also settled a dispute related to the purchase price paid in connection with the O&K Mining business acquisition. The settlement, in favor of the Company, totaled $5.8 million. The Company also recorded a charge of $1.0 million and a $1.5 million charge related to the early repayment of debt. The primary drivers of the net expense of $0.7 million in second quarter of 2005 were amortization of debt acquisition costs, the allocation of equity income (loss) to minority interests and gains and losses on sales of fixed assets.

Back to Index

Income Taxes

During the three months ended June 30, 2005, the Company recognized income tax expense of $42.8 million on income before income taxes of $114.0 million, an effective rate of 37.5%, as compared to income tax expense of $7.6 million on income before income taxes of $70.9 million, an effective rate of 10.7%, in the prior year period. The effective tax rate for the three months ended June 30, 2005 was higher than the prior year’s effective tax rate for the same period due to the impact in 2004 of the strong financial performance of the Company’s Fermec business, where operating results indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released and the utilization of U.S. net operating losses that were previously not benefited.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Terex Consolidated

	Six Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$3,210.2	—	$2,391.9	—	34.2%
Gross profit	$488.4	15.2%	$353.1	14.8%	38.3%
SG&A	$280.0	8.7%	$232.1	9.7%	20.6%
Income from operations	$208.4	6.5%	$121.0	5.1%	72.2%

Net sales for the six months ended June 30, 2005 totaled $3,210.2 million, an increase of $818.3 million when compared to the same period in 2004. The Company continued to realize the benefits of end-market recoveries, the integration of its businesses and prior cost-savings initiatives. Net sales relative to 2004 increased in the Terex Aerial Work Platforms segment as a result of improved economic conditions in the rental equipment market. Net sales in the Terex Construction segment improved relative to 2004 as a result of strong demand for its scrap handling equipment and other heavy construction equipment, compact construction equipment and mobile crushing and screening equipment. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2004 from sustained improvements in commodity prices, mainly coal and iron ore, and incremental volume as a result of the Reedrill acquisition. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2004 across all product lines. While net sales of roadbuilding products have improved over 2004 levels, they remain low relative to historic levels and future improvements are dependent on increased state and federal funding for road projects. Net sales in the Terex Cranes segment improved from 2004 levels driven by a robust tower crane market and the start of a recovering North American rough terrain and boom truck crane marketplace.

Gross profit for the six months ended June 30, 2005 totaled $488.4 million, an increase of $135.3 million when compared to the same period in 2004. Improvements relative to 2004 were realized in all segments of the Company from higher sales volume, despite sustained higher steel costs as well as other component issues. The Company initiated price increases across many of its businesses, leading to some gross margin improvement. The Company will continue to design and implement plans to mitigate the impact of future increases in steel prices, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs and increasing the price of the Company’s products. Gross profit also benefited from the positive impact of prior cost saving initiatives.

During the first six months of 2004, the Company recorded restructuring and other charges of $9.9 million. Restructuring and other costs incurred in 2004 related primarily to a facility consolidation and component sourcing projects in the Terex Construction segment and to the sale of certain of the Company’s legacy parts businesses. There were no material restructuring charges recorded in the first six months of 2005.

Total SG&A increased for the six months ended June 30, 2005 by $47.9 million when compared to the same period in 2004. SG&A costs increased due to increased net sales levels during the first six months of 2005, as well as higher engineering costs due to product development efforts and administrative costs for staffing and professional fees as the Company focused on building financial resources to address financial reporting weaknesses. In addition, the acquisition of Reedrill increased SG&A by $7.4 million. As a percentage of sales, SG&A fell to 8.7% in the first six months of 2005 from 9.7% in the first six months of 2004.

Back to Index

Income from operations increased by $87.4 million for the six months ended June 30, 2005 when compared to the same period in 2004. The Terex Construction and the Terex Aerial Work Platforms segments’ income from operations improved relative to the same period in 2004 as a result of the improving economy in the United States and Europe, as well as the positive impact of prior restructuring activities. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment grew as a result of increased demand for tower cranes, as well as the improving rough terrain and boom truck crane businesses in North America. The roadbuilding business and the concrete mixing truck businesses provided most of the income growth in the Terex Roadbuilding, Utility Products and Other segment.

Terex Construction

	Six Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,077.9	—	$873.6	—	23.4%
Gross profit	$149.3	13.9%	$114.1	13.1%	30.9%
SG&A	$84.5	7.8%	$76.3	8.7%	10.7%
Income from operations	$64.8	6.0%	$37.8	4.3%	71.4%

Net sales in the Terex Construction segment increased by $204.3 million for the six months ended June 30, 2005 when compared to the same period in 2004. Net sales increased across most of the businesses in this segment, as improved economic conditions in the United States and Europe, as well as an emerging Asian construction equipment business, have driven demand for construction equipment. Net sales of heavy construction equipment remained strong during the six months ended June 30, 2005, driven primarily by demand for off-highway trucks and scrap handling equipment. The scrap handling equipment business benefited from the increased price of steel globally and the compact construction equipment business experienced sales growth in its telehandler and mini-excavator equipment. The crushing and screening equipment business reported double digit growth across all business units.

Gross profit increased to $149.3 million for the six months ended June 30, 2005, an increase of $35.2 million when compared to 2004 results for the same period. Gross profit was positively impacted by higher sales volume and recent price increases. These favorable items were partially offset by increases in steel and other commodity costs and certain ramp-up costs related to higher manufacturing volume.

SG&A costs for the six months ended June 30, 2005 totaled $84.5 million, an increase of $8.2 million when compared to the same period in 2004. Resources to support the increased sales growth was the primary driver of the increase in SG&A.

Income from operations for the six months ended June 30, 2005 totaled $64.8 million, an increase of $27.0 million when compared to $37.8 million for the same period in 2004. Income from operations, and the resulting margin as a percentage of net sales, reflects the positive impact of pricing actions taken and the benefit of increased sales levels, which helped to offset steel cost increases and the negative impact of the weak U.S. dollar.

Terex Cranes

	Six Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$635.0	—	$486.7	—	30.5%
Gross profit	$76.5	12.0%	$62.9	12.9%	21.6%
SG&A	$54.9	8.6%	$46.3	9.5%	18.6%
Income from operations	$21.6	3.4%	$16.6	3.4%	30.1%

Back to Index

Net sales for the Terex Cranes segment for the six months ended June 30, 2005 were $635.0 million, an increase of $148.3 million when compared to the same period in 2004. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to the first six months of 2004. Net sales also increased due to price increases introduced for North American crane products in the fourth quarter of 2004 in reaction to increasing cost pressures.

Gross profit for the six months ended June 30, 2005 increased by $13.6 million relative to the same period in 2004 and totaled $76.5 million. Gross profit from the European rough terrain crane business, the container stacker business and the North American lattice boom crane business improved in the six months ended June 30, 2005 as compared to 2004 levels. The benefits of increased sales volume more than offset the negative impact of steel cost increases. Negatively impacting gross profit for the six months ending June 30, 2005 was the expiration of favorable long-term steel pricing contracts, mainly in the German crane operation, as well as the impact of a five week strike at the Waverly, Iowa cranes facility. Additionally, increased staffing at the North American operations in response to heightened product demand resulted in some production inefficiencies.

SG&A costs for the six months ended June 30, 2005 totaled $54.9 million, an increase of $8.6 million over the same period in 2004. The increase was mainly driven by higher sales volume and increased investment in product development and administrative costs.

Income from operations for the six months ended June 30, 2005 totaled $21.6 million, an increase of $5.0 million when compared to $16.6 million for the same period in 2004. The increase was primarily due to increased volume, particularly from the segment’s tower cranes, which was partially offset by increased steel costs and increased staffing at the North American operations.

Terex Aerial Work Platforms

	Six Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$671.4	—	$442.2	—	51.8%
Gross profit	$120.8	18.0%	$91.3	20.6%	32.3%
SG&A	$45.1	6.7%	$36.1	8.2%	24.9%
Income from operations	$75.7	11.3%	$55.2	12.5%	37.1%

Net sales for the Terex Aerial Work Platforms segment for the six months ended June 30, 2005 were $671.4 million, an increase of $229.2 million when compared to the same period in 2004. Net sales increased when compared to the first six months of 2004 as a result of stronger demand from the rental channel and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2004 as rental channel customers continued to buy new equipment to reduce the age of their fleets and address increased utilization of their existing fleets. Net sales of material handler products increased when compared to the same period in 2004, as a result of marketing and selling these products through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the sales growth over the prior year.

Gross profit for the six months ended June 30, 2005 was $120.8 million, an increase of $29.5 million when compared to the same period in 2004. While gross profit benefited from increased sales, this was partially offset by higher steel costs and a delay in the impact of pricing actions taken in late 2004 due to the substantial backlog that existed entering 2005, as well as additional costs incurred to ramp up resources to meet increased production levels.

SG&A costs for the six months ended June 30, 2005 were $45.1 million, an increase of $9.0 million when compared to the same period in 2004. The increase was due primarily to staffing and related compensation costs arising from the significant volume increases.

Income from operations for the six months ended June 30, 2005 was $75.7 million, an increase of $20.5 million when compared to the same period in 2004. The increase was due to higher sales volume, offset somewhat by the impact of increased steel costs and additional costs incurred to ramp-up additional resources.

Back to Index

Terex Materials Processing & Mining

	Six Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$417.7	—	$231.8	—	80.2%
Gross profit	$72.2	17.3%	$38.1	16.4%	89.5%
SG&A	$40.9	9.8%	$26.2	11.3%	56.1%
Income from operations	$31.3	7.5%	$11.9	5.1%	163.0%

Net sales in the Terex Materials Processing & Mining segment increased by $185.9 million to $417.7 million in the first six months of 2005, compared to $231.8 million in the same period in 2004. The increase in net sales was attributable to the overall strong demand for mining products, mainly mining hydraulic excavators and electric drive mining trucks, as well as the acquisition of Reedrill in the fourth quarter of 2004. Demand for tracked crusher and stationary vibratory screener products was also strong.

Gross profit increased by $34.1 million in the six months ended June 30, 2005 when compared to the same period in 2004 and totaled $72.2 million. Gross profit improved as a result of the increased volume and margin earned on the sale of new machines as well as incremental profit from Reedrill. This improvement was partially offset by increased steel costs when compared to a year ago.

SG&A costs increased by $14.7 million in the first six months of 2005 relative to the comparable period in 2004, to $40.9 million. The increase in SG&A was mainly due to higher selling costs associated with the 80% increase in net sales and incremental costs from Reedrill.

Income from operations for the Terex Materials Processing & Mining segment was $31.3 million for the first six months of 2005, an increase of $19.4 million from $11.9 million in the comparable period in 2004. The increase was a result of higher demand for the segment’s products resulting primarily from improved commodity pricing relative to 2004 and the addition of Reedrill in the fourth quarter of 2004, offset to some degree by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	Six Months Ended June 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$470.1	—	$388.6	—	21.0%
Gross profit	$67.6	14.4%	$46.6	12.0%	45.1%
SG&A	$47.2	10.0%	$41.0	10.6%	15.1%
Income from operations	$20.4	4.3%	$5.6	1.4%	264.3%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2005 were $470.1 million, an increase of $81.5 million when compared to the same period in 2004. Growth was achieved in all business units and product categories, but especially in the Tatra on/off road heavy duty vehicles and concrete mixer truck businesses.

Gross profit for the six months ended June 30, 2005 totaled $67.6 million, an increase of $21.0 million when compared to the same period in 2004. Gross profit as a percentage of sales improved across all businesses except the Terex Utilities business, which showed a slight decline. The gross profit as a percentage of sales in this largely United States based business segment was negatively pressured by steel cost increases, as steel is a major material component for many of this group’s products, as well as continued weak end markets in the roadbuilding and utility areas.

SG&A costs for the segment for the six months ended June 30, 2005 totaled $47.2 million, an increase of $6.2 million when compared to the same period in 2004. The majority of the increase was due to product development efforts.

Back to Index

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2005 was $20.4 million, an increase of $14.8 million when compared to the same period in 2004. The positive change reflects strong performances by the roadbuilding and concrete mixer truck businesses, as well as the Terex Utilities business, as improvement initiatives taken over the past few years begin to impact their financial performance. This was slightly offset by the impact of increased steel costs.

Net Interest Expense

During the six months ended June 30, 2005, the Company’s net interest expense was comparable to the same period in the prior year and totaled $43.8 million. A net decrease in debt was offset by higher interest rates.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2005 was an expense of $3.4 million. In 2005, the primary driver of the net other expense was the amortization of debt acquisition costs.

During the first six months of 2004, the Company recognized other income - net of $17.4 million primarily as a result of the sale of idle facilities recognized in the second quarter of 2004 along with a favorable settlement related to the acquisition of the O&K mining business.

Income Taxes

During the six months ended June 30, 2005, the Company recognized income tax expense of $59.4 million on income before income taxes of $161.2 million, an effective rate of 36.8%, as compared to income tax expense of $12.9 million on income before income taxes of $94.9 million, an effective rate of 13.6%, in the prior year period. The effective tax rate for the six months ended June 30, 2005 was higher than the prior year’s effective tax rate, due to the fact that the 2004 period includes the impact of (a) the strong financial performance of the Company’s Fermec business, which indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released, (b) the utilization of U.S. net operating losses that were previously not benefited and (c) the favorable resolution of a statutory audit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $425.9 million at June 30, 2005. In addition, the Company had $202.4 million available for borrowing under its revolving credit facilities at June 30, 2005.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. The Company in 2004 introduced goals of improving operating earnings and net income as a percentage of sales and reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company’s liquidity. During the second quarter of 2005 and 2004, the Company sold, without recourse, accounts receivable approximating 15% and 19% of its second quarter revenue in 2005 and 2004, respectively, to provide additional liquidity.

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

Back to Index

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

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company’s bank credit facility was 4.39% at June 30, 2005.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this balance will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

Back to Index

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

Cash Flows

Cash provided by operations for the six months ended June 30, 2005 totaled $92.9 million, as compared to cash provided by operations of $78.4 million for the six months ended June 30, 2004, reflecting the improvement in financial performance during 2005.

Cash used in investing activities in the six months ended June 30, 2005 was $27.7 million, compared to $1.3 million used in investing activities in the six months ended June 30, 2004. The increase in cash usage was primarily a result of proceeds from asset sales in 2004 that were non-recurring.

The Company used cash in financing activities of $31.9 million in the six months ended June 30, 2005, compared to cash used in financing activities in the six months ended June 30, 2004 of $86.8 million. The decrease was primarily a result of $75.0 million non-recurring long-term debt repayments in 2004 offset partially by higher net repayments on revolving credit facilities in 2005.

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

As of June 30, 2005, the Company’s maximum exposure to such credit guarantees was $264.7 million, including total credit guarantees issued by Terex Demag and Genie of $188.2 million and $43.5 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note N – “Litigation and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $48.0 million at June 30, 2005. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $35.8 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $11 million for the estimated fair value of all guarantees provided as of June 30, 2005.

Back to Index

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

As of June 30, 2005, TFSH had total assets of $328 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $298 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2005, the maximum exposure to loss under these guarantees was approximately $27 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TSFH, during the first and second quarters of 2005, the Company contributed its proportional share of these requirements, which represented an additional $2.9 million and $0.3 million, respectively, in cash to TFSH

As defined by FASB Interpretation No. 46 (“FIN 46R”), TFSH is a variable interest entity. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company will not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2005, the historical cost of equipment being leased back from the financing companies was approximately $99 million and the minimum lease payments for the remainder of 2005 will be approximately $10 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro, British Pound, Australian Dollar and Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2005, the Company had foreign exchange contracts with a notional value of $489.2 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into interest rate agreements to convert these fixed rates to floating rates with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes and approximately $79 million of operating leases. The floating rates are based on a spread of 2.45% to 4.50% over the London Interbank Offer Rate (“LIBOR”). At June 30, 2005, the floating rates ranged between 6.18% and 7.60%.

Back to Index

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

Terex has also received a subpoena from the SEC dated May 9, 2005, in a matter entitled “In the Matter of United Rentals, Inc.” The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, Inc. on the other, in 2000 and 2001. Terex is also cooperating fully with this investigation. The U.S. Attorney's office has also recently requested information from the Company about these transactions and the Company intends to fully cooperate with this request.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound, Czech Koruna and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2005, the Company had foreign currency contracts with a notional value of $489.2 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $9.0 million at June 30, 2005.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At June 30, 2005, approximately 44.7% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.6%.

Back to Index

At June 30, 2005, the Company had $279.0 million of interest rate swaps that converted fixed rates to floating rates. The floating rates ranged between 6.2% and 7.6% at June 30, 2005. The fair market value of these arrangements, which represent the cost to settle these contracts, was a net gain of $4.2 million.

On March 31, 2005, the Company exited an interest rate swap agreement with a notional amount of approximately $100.0 million in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. This transaction resulted in a gain of $0.1 million in interest expense.

At June 30, 2005, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at June 30, 2005 would have increased interest expense by approximately $1.4 million in the six months ended June 30, 2005.

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
(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 because of the material weaknesses discussed below and because the Company was unable to file this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for year ended December 31, 2005 and the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2005 and September 30, 2005 within the time periods specified in the SEC’s rules. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Remediation Initiatives below for a description of the changes in internal control over financial reporting during the year ended December 31, 2005.

Back to Index

(c)	Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management identified the following material weaknesses in the Company’s internal control over financial reporting: (a) maintenance of a sufficient complement of people, (b) accounting for intercompany activity, (c) accounting for income taxes, (d) accounting for goods received but not yet invoiced, (e) accounting for goodwill denominated in foreign currencies and (f) accounting for certain retirement and benefit plans. Remediation of these weaknesses had not yet been fully evidenced and therefore management concluded that these weaknesses continued to exist as of June 30, 2005.

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

Back to Index

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

Back to Index

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

Back to Index

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

The following table provides information about purchases by the Company during the quarter ended June 30, 2005 of Common Stock that is registered by the Company pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2005 - April 30, 2005	—	—	—	—
May 1, 2005 - May 31, 2005	20,783 (1)	$4.25	—	—
June 1, 2005 - June 30, 2005	—	—	—	—

Total	20,783	$4.25	—	—

(1)

On May 6, 2005, Ronald M. DeFeo, the Company’s Chairman, Chief Executive Officer and President, delivered 20,783 shares of Common Stock to the Company to correct the exercise of options mistakenly recorded in favor of Mr. DeFeo on December 13, 1995.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Back to Index

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

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

Back to Index

•	the Company’s debt outstanding and the need to comply with restrictive covenants contained in the Company’s debt agreements;
•

the Company’s ability to maintain adequate disclosure controls and procedures, maintain adequate internal controls over financial reporting and file its periodic reports with the SEC on a timely basis;

•	the Company’s implementation of a global enterprise systems and its performance;
•	the investigation of the Company by the SEC;
•	limitations on the Company’s ability to access the capital markets using short form SEC documents;
•	compliance with applicable environmental laws and regulations;
•	product liability claims and other liabilities arising out of the Company’s business; and
•	other factors.

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