Form 10-Q
period 2005-09-30
TEREX CORP
filed 2006-05-17
CIK 97216

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

(MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The Exhibit Index begins on page 51.

Back to Index

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of September 30, 2005, unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on September 30, 2005 (the “Guarantors”) of the Company’s $300 million principal amount of 7–3/8% Senior Subordinated Notes due 2014 (the “7–3/8% Notes”), $300 million principal amount of 10–3/8% Senior Subordinated Notes due 2011 (the “10–3/8% Notes”), and $200 million principal amount of 9–1/4% Senior Subordinated Notes due 2011 (the “9–1/4% Notes”). See Note Q to the Company’s September 30, 2005 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$1,541.4	$1,252.2	$4,751.6	$3,644.1
Cost of goods sold	1,298.3	1,066.0	4,020.1	3,104.8

Gross profit	243.1	186.2	731.5	539.3
Selling, general and administrative expenses	(141.6)	(115.0)	(421.6)	(347.1)

Income from operations	101.5	71.2	309.9	192.2
Other income (expense)
Interest income	1.3	1.8	4.9	4.2
Interest expense	(24.0)	(23.2)	(71.4)	(69.1)
Other income (expense) – net	3.6	(1.2)	0.2	16.2

Income before income taxes	82.4	48.6	243.6	143.5
Provision for income taxes	(30.5)	(3.9)	(89.9)	(16.8)

Net income	$51.9	$44.7	$153.7	$126.7

Per common share
Basic	$1.04	$0.91	$3.10	$2.59

Diluted	$1.02	$0.87	$3.01	$2.48

Weighted average number of shares outstanding in per share calculation
Basic	49.8	49.3	49.6	49.0
Diluted	51.1	51.3	51.0	51.0

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

	September 30, 2005	December 31, 2004

Assets
Current assets
Cash and cash equivalents	$387.5	$418.8
Trade receivables (net of allowance of $45.5 at September 30, 2005 and $52.3 at December 31, 2004)	800.8	683.6
Inventories	1,352.8	1,281.3
Deferred taxes	106.5	109.9
Other current assets	117.3	153.5

Total current assets	2,764.9	2,647.1
Long-term assets
Property, plant and equipment - net	336.5	362.6
Goodwill	618.6	667.1
Deferred taxes	183.7	226.0
Other assets	283.5	276.3

Total assets	$4,187.2	$4,179.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$57.4	$84.6
Trade accounts payable	897.0	895.8
Accrued compensation and benefits	121.8	111.5
Accrued warranties and product liability	76.5	90.0
Other current liabilities	389.8	347.6

Total current liabilities	1,542.5	1,529.5
Non-current liabilities
Long-term debt, less current portion	1,093.1	1,114.2
Other	401.5	400.2

Total liabilities	3,037.1	3,043.9

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value - authorized 150.0 shares; issued 51.2 and 50.8 shares at September 30, 2005 and December 31, 2004, respectively	0.5	0.5
Additional paid-in capital	851.1	844.5
Retained earnings	272.6	118.9
Accumulated other comprehensive income	60.8	206.5
Less cost of shares of common stock in treasury - 1.9 shares at September 30, 2005 and 2.0 shares at December 31, 2004	(34.9)	(35.2)

Total stockholders’ equity	1,150.1	1,135.2

Total liabilities and stockholders’ equity	$4,187.2	$4,179.1

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,

	2005	2004

Operating Activities
Net income	$153.7	$126.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	46.8	48.1
Amortization	10.0	11.6
Impairment charges and asset write downs	0.4	—
Loss on retirement of debt	—	2.4
Gain on sale of fixed assets	(2.0)	(20.5)
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	(158.8)	(108.4)
Inventories	(149.1)	(147.2)
Trade accounts payable	62.4	157.2
Accrued compensation and benefits	16.7	15.3
Income taxes payable	32.7	(2.0)
Other, net	57.2	(15.1)

Net cash provided by operating activities	70.0	68.1

Investing Activities
Acquisition of businesses, net of cash acquired	(5.1)	(13.9)
Capital expenditures	(36.0)	(21.5)
Investments in and advances to affiliates	(4.5)	(0.7)
Proceeds from sale of assets	1.6	31.8

Net cash used in investing activities	(44.0)	(4.3)

Financing Activities
Principal repayments of long-term debt	—	(125.0)
Proceeds from stock options exercised	3.4	8.3
Net repayments under revolving line of credit agreements	(15.3)	(6.6)
Other, net	(17.4)	(15.5)

Net cash used in financing activities	(29.3)	(138.8)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28.0)	(0.2)

Net Decrease in Cash and Cash Equivalents	(31.3)	(75.2)
Cash and Cash Equivalents at Beginning of Period	418.8	467.5

Cash and Cash Equivalents at End of Period	$387.5	$392.3

The accompanying notes are an integral part of these financial statements.

Back to Index

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2005 and for the three months and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2004 has been derived from the audited Consolidated Balance Sheet as of that date.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries (“Terex” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cash and cash equivalents at September 30, 2005 and December 31, 2004 include $2.6 and $2.1, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”), issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. Adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company adopted this accounting standard effective July 1, 2005. Adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

Back to Index

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance on SFAS No. 123R. SAB 107 does not change the accounting required by SFAS No. 123R. As per SEC Release No. 33-8568, issued in April 2005, Terex will adopt this new accounting standard effective January 1, 2006. Terex expects to transition to the new guidance using the modified prospective method. Adoption of SFAS No, 123R will not have a material impact on the Company’s financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note N - “Litigation and Contingencies.” Substantially all receivables were trade receivables at September 30, 2005 and December 31, 2004.

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

Back to Index

The following table summarizes the changes in the consolidated product warranty liability:

Nine Months Ended September 30, 2005

Balance at beginning of period	$74.3
Accruals for warranties issued during the period	77.0
Changes in estimates	(5.6)
Settlements during the period	(58.8)
Foreign exchange effect	(5.6)

Balance at end of period	$81.3

Stock-Based Compensation. At September 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No employee compensation cost is reflected in net income for the granting of employee stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded expense related to the issuance of restricted stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Reported net income	$51.9	$44.7	$153.7	$126.7

Add: Stock-based compensation employee expense included in reported net income, net of related tax effects for 2005	0.9	2.2	3.2	6.7

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects for 2005	(1.8)	(3.9)	(6.0)	(11.8)

Pro forma net income	$51.0	$43.0	$150.9	$121.6

Per common share:
Basic:
Reported net income	$1.04	$0.91	$3.10	$2.59

Pro forma net income	$1.02	$0.87	$3.04	$2.48

Diluted:
Reported net income	$1.02	$0.87	$3.01	$2.48

Pro forma net income	$1.00	$0.84	$2.96	$2.38

The Company determined it was more likely than not that the future tax benefit would not be realized for the quarter ended September 30, 2004 and therefore, the stock-based employee compensation expense is presented without a related tax effect.

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

NOTE C – GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company’s reportable segments.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Construction	Terex Cranes	Terex Aerial Work Platforms	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total

Balance at December 31, 2004	$352.6	$104.7	$76.9	$40.7	$92.2	$667.1

Acquisitions	—	—	—	(5.1)	—	(5.1)
Foreign exchange effect and other	(35.6)	(6.3)	(2.1)	1.2	(0.6)	(43.4)

Balance at September 30, 2005	$317.0	$98.4	$74.8	$36.8	$91.6	$618.6

NOTE D – DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

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

The Company has entered into a series of interest rate swap agreements that converted fixed rated interest payments into variable rate interest payments. At September 30, 2005, the Company had $200.0 notional amount of an interest rate swap agreement outstanding, which matures in 2014. The fair market value of this swap at September 30, 2005 was a net loss of $2.0, which is recorded in other non-current liabilities. This swap agreement has been designated as, and is effective as, a fair value hedge of an outstanding debt instrument. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains were recorded as an adjustment to the carrying value of the hedged debt and are being amortized through the debt maturity date and, combined with the market value of the swap agreement held at September 30, 2005, are a $1.7 addition to the carrying value of the long-term obligations being hedged.

On March 31, 2005 and August 11, 2005, the Company exited interest rate swap agreements with notional amounts of $100.0 and $79.0, respectively, in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. As a result of these transactions, the Company recorded a gain of $0.1 in interest expense.

The Company is also a party to currency exchange forward contracts that mature within one year to manage its exposure to changing currency exchange rates. At September 30, 2005, the Company had $424.0 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before September 30, 2006. The fair market value of these swaps at September 30, 2005 was a net loss of $6.5. At September 30, 2005, $400.0 notional amount ($6.3 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during the three months and nine months ended September 30, 2005 and 2004, the Company recorded the change in fair value to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At September 30, 2005, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $2.2 and as a liability of $8.5.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Balance at beginning of period	$(5.7)	$4.4	$2.6	$6.5
Additional gains (losses)	(4.3)	0.3	(12.0)	5.6
Amounts reclassified to earnings	5.7	(4.2)	5.1	(11.6)

Balance at end of period	$(4.3)	$0.5	$(4.3)	$0.5

The estimated amount of existing net losses recorded in Accumulated other comprehensive income (loss) as of September 30, 2005 expected to be reclassified into earnings in the next twelve months is $4.3.

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

Back to Index

2005 Programs

During the first quarter of 2005, the Company recorded a $0.2 charge to Cost of goods sold in its Terex Utilities West and Terex Utilities South businesses (part of the Terex Roadbuilding, Utility Products and Other segment). This charge is for the closure and consolidation of several sales and service facilities. The Company implemented this restructuring program to better utilize its field service personnel in order to provide more efficient and improved service to its customers. The program is expected to generate net cash savings of $1.1 annually when fully implemented and will result in a headcount reduction of 13 employees. As a result of the restructuring, all of the employees had ceased employment with the Company as of September 30, 2005. The program is anticipated to be completed by December 31, 2005.

2004 Programs

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in Cost of goods sold and $0.5 has been recorded in Selling, general and administrative expenses. The Company implemented this restructuring because it concluded it is more cost-effective to outsource activities that have been performed previously at the Loeningen facility. The closure of this facility will reduce employment by approximately 40 employees and is expected to be completed by December 31, 2005.

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

2003 Programs

During 2003, the Company decided to close its Kilbeggan facility and consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation lowered the Company’s cost structure for this business and better utilized manufacturing capacity. As of September 30, 2003, all of the employees included in the restructuring program had ceased employment with the Company. The program was substantially complete at December 31, 2003, except for obligations under the lease for the facility. The Company ended its lease obligations for the Kilbeggan property and recorded an additional $1.4 in charges during 2005. The Powerscreen Kilbeggan facility is included in the Terex Construction segment. The Kilbeggan facility closing is expected to generate annual cost savings of approximately $3.

2002 Programs

During 2002, the Company announced that its surface mining truck production facility in Tulsa, Oklahoma would be closed and the production activities outsourced to a third party supplier. The Company is currently marketing the Tulsa property for rental and/or sale.

Back to Index

The following table sets forth the components and status of the restructuring charges recorded in the nine months ended September 30, 2005 that related to productivity and business rationalization:

	Employee Termination Costs	Facility Exit Costs	Other	Total

Accrued restructuring charges at December 31, 2004	$0.6	$0.7	$0.3	$1.6
Restructuring charges	0.1	1.5	—	1.6
Cash expenditures	(0.7)	(1.8)	—	(2.5)
Non-cash write-offs	—	—	1.8	1.8

Accrued restructuring charges at September 30, 2005	$—	$0.4	$2.1	$2.5

In the aggregate, the restructuring charges described above incurred during the nine months ended September 30, 2005 and 2004 were included in Cost of goods sold $1.6 and $8.2 and selling, general and administrative expenses $0.0 and $1.3, respectively.

During the second and third quarters of 2005, the Company recorded an additional $1.2 and $0.2, respectively, of charges in Cost of goods sold related to programs commenced in prior years. These period charges related to inventory write-downs and the effect of changes in foreign exchange and were consistent with the initial restructuring plans established by the Company.

NOTE F - INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004

Finished equipment	$436.7	$404.2
Replacement parts	317.0	278.3
Work-in-process	277.1	287.1
Raw materials and supplies	322.0	311.7

Inventories	$1,352.8	$1,281.3

Reserves for excess and obsolete inventory were $77.1 and $73.2 at September 30, 2005 and December 31, 2004, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2005	December 31, 2004

Property	$55.9	$50.8
Plant	214.9	256.6
Equipment	306.9	276.9

	577.7	584.3
Less: Accumulated depreciation	(241.2)	(221.7)

Net property, plant and equipment	$336.5	$362.6

Back to Index

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

As of September 30, 2005, TFSH had total assets of approximately $358, consisting primarily of financing receivables and lease related equipment, and total liabilities of approximately $325, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of September 30, 2005, the maximum exposure to loss under these guarantees was approximately $34. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first and second quarters of 2005, the Company contributed its proportional share of these requirements which represented an additional $2.9 and $0.3, respectively, in cash to TFSH.

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

NOTE I - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $112 at September 30, 2005 and is included within Other Assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE J - NET INVESTMENT IN SALES-TYPE LEASES

From time to time, the Company leases new and used products manufactured and sold by the Company to domestic and foreign distributors, end users and rental companies. The Company provides specialized financing alternatives that include sales-type leases, operating leases and short-term rental agreements.

At the time a sales-type lease is consummated, the Company records the gross finance receivable, unearned finance income and the estimated residual value of the leased equipment. Unearned finance income represents the excess of the gross minimum lease payments receivable plus the estimated residual value over the fair value of the equipment. Residual value represents the estimate of equipment value at the end of the lease contracts and is initially recorded based on industry data and management’s estimates. Realization of residual value is dependent on the Company’s future ability to market the equipment under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate. Unearned finance income is recognized as financing income using the interest method over the term of the transaction. Allowance for future losses is established through charges to the provision for credit losses.

Back to Index

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. Under these agreements, Genie’s recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. The aggregate unpaid sales-type lease payments previously transferred was $2.4 at September 30, 2005, which is equal to Genie’s maximum credit recourse exposure, representing a contingent liability under the limited recourse provisions.

During 2004 and 2005, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $33.7 credit risk and a $45.1 residual value risk at September 30, 2005.

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

NOTE K - EARNINGS PER SHARE

	Three Months Ended September 30, (in millions, except per share data)

	2005			2004

	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic earnings per share
Net income	$51.9	49.8	$1.04	$44.7	49.3	$0.91
Effect of dilutive securities:
Stock options	—	1.3		—	2.0

Net income	$51.9	51.1	$1.02	$44.7	51.3	$0.87

	Nine Months Ended September 30, (in millions, except per share data)

	2005			2004

	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount

Basic earnings per share
Net income	$153.7	49.6	$3.10	$126.7	49.0	$2.59
Effect of dilutive securities:
Stock options	—	1.4		—	2.0

Net income	$153.7	51.0	$3.01	$126.7	51.0	$2.48

Options to purchase 2 thousand and 4 thousand shares of Terex Common Stock, par value $0.1 (“Common Stock”), were outstanding during the three months ended September 30, 2005 and 2004, respectively; and options to purchase 6 thousand and 154 thousand shares of Common Stock were outstanding during the nine months ended September 30, 2005 and 2004, respectively. However, these were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during such periods and, therefore, the effect would be anti-dilutive. The Company had contingent obligations to make additional payments in cash or Common Stock based on provisions of certain of the Company’s agreements to acquire businesses. The Company’s policy and past practice has been generally to settle such obligations in cash. At September 30, 2004, due to the market price of the Company’s Common Stock, there were no contingently issuable shares under these arrangements included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2004. All such contingent obligations had expired prior to September, 30, 2005 and accordingly there were no contingently issuable shares included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2005.

Back to Index

NOTE L – INCOME TAXES

The effective tax rate for the three months and nine months ended September 30, 2005 was 37.0% and 36.9%, respectively, as compared to an effective rate of (119.9%) for the twelve months ended December 31, 2004. The effective tax rate for the three and nine months ended September 30, 2005 was higher than the prior year’s effective tax rate due to the impact in 2004 of: (a) the reversal of a valuation allowance of $200.7 for certain U.S. net deferred tax assets, as it was determined that it was more likely than not that the assets would be realized, (b) the successful resolution of a tax audit covering multiple reporting periods, (c) the release of valuation allowances based on the profitability of the Company’s businesses in certain jurisdictions, (d) the strong financial performance of the Company’s Fermec business, which indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released, (e) the favorable determination on interest deductibility during a jurisdictional review and (f) the favorable resolution of certain state tax reviews.

The effective tax rate for the three and nine months ended September 30, 2004 was 8.0% and 11.7% as compared to the effective rate of (119.9%) for the year ended December 31, 2004. The effective tax rate during the three and nine months ended September 30, 2004 was higher than the full year 2004 rate, primarily due to the impact of the reversal of the U.S. valuation allowance mentioned above, which occurred in the fourth quarter of 2004.

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

Back to Index

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income	$51.9	$44.7	$153.7	$126.7
Other comprehensive income (loss):
Pension liability adjustment	0.2	(0.2)	1.4	(0.1)
Translation adjustment	(11.2)	39.0	(140.2)	4.4
Derivative hedging adjustment	1.4	(3.9)	(6.9)	(6.0)

Comprehensive income (loss)	$42.3	$79.6	$8.0	$125.0

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

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $115.2 at September 30, 2005. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is limited to the remaining payments due to the finance company at the time of default. In the event of a customer default, the Company is generally able to recover and dispose of the equipment, with the Company realizing any benefits of net proceeds in excess of remaining payments due to the finance company.

As of September 30, 2005, the Company’s maximum exposure to such credit guarantees was $239.9, including total guarantees issued by Terex Demag and Genie of $168.1 and $40.7, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J – “Net Investment in Sales-Type Leases,” Genie’s maximum exposure related to residual value guarantees under sales-type leases was $45.1 at September 30, 2005, with total residual value guarantees issued by the Company (including Genie) of $45.4. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $31.3. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to used equipment markets provided by the Company’s original equipment manufacturer status.

Back to Index

The Company has recorded an aggregate liability within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $12 for the estimated fair value of all guarantees provided as of September 30, 2005.

NOTE O - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2005, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plans covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plans based on minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$0.4	$0.3	$1.2	$1.0
Interest cost	1.8	1.8	5.6	5.3
Expected return on plan assets	(2.0)	(1.8)	(6.0)	(5.6)
Amortization of prior service cost	0.3	0.1	0.8	0.5
Recognized actuarial (gain) loss	0.6	0.6	1.8	1.7

Net periodic (benefit) cost	$1.1	$1.0	$3.4	$2.9

	Other Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.6	0.6
Amortization of prior service cost	—	0.1	0.1	0.1
Amortization of transition obligation	—	0.1	—	0.2
Recognized actuarial loss	0.1	0.1	0.4	0.4

Net periodic cost	$0.4	$0.5	$1.2	$1.4

The Company plans to contribute approximately $2 to its U.S. defined benefit pension plans in 2005. During the three months and nine months ended September 30, 2005, the Company contributed $0.5 and $1.4, respectively, to its U.S. defined benefit pension plans.

Back to Index

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

	Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Components of net periodic cost:
Service cost	$0.9	$1.0	$2.9	$3.0
Interest cost	3.0	3.1	9.2	9.2
Expected return on plan assets	(1.2)	(1.1)	(3.6)	(3.3)
Recognized actuarial loss	0.1	—	0.3	0.2

Net periodic cost	$2.8	$3.0	$8.8	$9.1

The Company plans to contribute approximately $10 to its international defined benefit pension plans in 2005. During the three months and nine months ended September 30, 2005, the Company contributed $2.0 and $7.7, respectively, to its international defined benefit pension plans.

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

Back to Index

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months and nine months ended September 30, 2005 and 2004. Business segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net Sales
Terex Construction	$493.7	$424.8	$1,571.6	$1,298.4
Terex Cranes	289.0	263.5	924.0	750.2
Terex Aerial Work Platforms	370.4	235.7	1,041.8	677.9
Terex Materials Processing & Mining	217.2	159.7	634.9	391.5
Terex Roadbuilding, Utility Products and Other	200.2	191.1	670.3	579.7
Eliminations/Corporate	(29.1)	(22.6)	(91.0)	(53.6)

Total	$1,541.4	$1,252.2	$4,751.6	$3,644.1

Income (Loss) from Operations
Terex Construction	$25.7	$20.2	$90.5	$58.0
Terex Cranes	12.5	7.9	34.1	24.5
Terex Aerial Work Platforms	49.1	29.4	124.8	84.6
Terex Materials Processing & Mining	18.9	9.1	50.2	21.0
Terex Roadbuilding, Utility Products and Other	0.1	4.6	20.5	10.3
Eliminations/Corporate	(4.8)	—	(10.2)	(6.2)

Total	$101.5	$71.2	$309.9	$192.2

	September 30, 2005	December 31, 2004

Identifiable Assets
Terex Construction	$1,680.8	$1,607.2
Terex Cranes	883.8	989.4
Terex Aerial Work Platforms	625.2	556.2
Terex Materials Processing & Mining	700.3	612.2
Terex Roadbuilding, Utility Products and Other	561.4	557.0
Corporate	2,062.5	2,203.5
Eliminations	(2,326.8)	(2,346.4)

Total	$4,187.2	$4,179.1

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). As of September 30, 2005, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

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

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$171.2	$596.8	$948.1	$(174.7)	$1,541.4
Cost of goods sold	149.9	520.7	802.4	(174.7)	1,298.3

Gross profit	21.3	76.1	145.7	—	243.1
Selling, general & administrative expenses	(16.4)	(41.7)	(83.5)	—	(141.6)

Income from operations	4.9	34.4	62.2	—	101.5
Interest income	0.5	(0.1)	0.9	—	1.3
Interest expense	(6.7)	(6.3)	(11.0)	—	(24.0)
Income from subsidiaries	65.9	—	—	(65.9)	—
Other income (expense) - net	3.2	1.9	(1.5)	—	3.6

Income before income taxes	67.8	29.9	50.6	(65.9)	82.4
Provision for income taxes	(15.9)	(0.2)	(14.4)	—	(30.5)

Net income	$51.9	$29.7	$36.2	$(65.9)	$51.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$88.1	$441.8	$790.2	$(67.9)	$1,252.2
Cost of goods sold	79.7	381.5	672.7	(67.9)	1,066.0

Gross profit	8.4	60.3	117.5	—	186.2
Selling, general & administrative expenses	(8.4)	(37.5)	(69.1)	—	(115.0)

Income from operations	—	22.8	48.4	—	71.2
Interest income	0.5	0.4	0.9	—	1.8
Interest expense	(20.1)	(0.9)	(2.2)	—	(23.2)
Income from subsidiaries	65.4	—	—	(65.4)	—
Other income (expense) – net	(5.6)	0.1	4.3	—	(1.2)

Income before income taxes	40.2	22.4	51.4	(65.4)	48.6
Benefit from (provision for) income taxes	4.5	0.3	(8.7)	—	(3.9)

Net income	$44.7	$22.7	$42.7	$(65.4)	$44.7

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$509.7	$1,739.0	$2,969.2	$(466.3)	$4,751.6
Cost of goods sold	451.4	1,519.0	2,516.0	(466.3)	4,020.1

Gross profit	58.3	220.0	453.2	—	731.5
Selling, general & administrative expenses	(42.5)	(126.7)	(252.4)	—	(421.6)

Income from operations	15.8	93.3	200.8	—	309.9
Interest income	1.1	0.3	3.5	—	4.9
Interest expense	(19.9)	(18.8)	(32.7)	—	(71.4)
Income from subsidiaries	192.1	—	—	(192.1)	—
Other income (expense) - net	2.6	2.8	(5.2)	—	0.2

Income before income taxes	191.7	77.6	166.4	(192.1)	243.6
Provision for income taxes	(38.0)	(2.2)	(49.7)	—	(89.9)

Net income	$153.7	$75.4	$116.7	$(192.1)	$153.7

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$273.1	$1,305.6	$2,232.0	$(166.6)	$3,644.1
Cost of goods sold	248.6	1,131.8	1,891.0	(166.6)	3,104.8

Gross profit	24.5	173.8	341.0	—	539.3
Selling, general & administrative expenses	(24.1)	(110.5)	(212.5)	—	(347.1)

Income from operations	0.4	63.3	128.5	—	192.2
Interest income	1.0	(0.3)	3.5	—	4.2
Interest expense	(29.3)	(14.7)	(25.1)	—	(69.1)
Income from subsidiaries	152.2	—	—	(152.2)	—
Other income (expense) – net	—	(0.6)	16.8	—	16.2

Income before income taxes	124.3	47.7	123.7	(152.2)	143.5
Benefit from (provision for) income taxes	2.4	(0.3)	(18.9)	—	(16.8)

Net income	$126.7	$47.4	$104.8	$(152.2)	$126.7

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$57.3	$2.2	$328.0	$—	$387.5
Trade receivables - net	38.2	266.5	496.1	—	800.8
Intercompany receivables	42.2	171.1	89.9	(303.2)	—
Net inventories	122.7	323.0	907.1	—	1,352.8
Other current assets	70.6	23.3	129.9	—	223.8

Total current assets	331.0	786.1	1,951.0	(303.2)	2,764.9
Property, plant & equipment - net	8.4	85.2	242.9	—	336.5
Investment in and advances to (from) subsidiaries	1,235.9	(339.4)	(361.5)	(535.0)	—
Goodwill - net	6.4	255.2	357.0	—	618.6
Other assets - net	55.7	153.6	257.9	—	467.2

Total assets	$1,637.4	$940.7	$2,447.3	$(838.2)	$4,187.2

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$15.5	$41.8	$—	$57.4
Trade accounts payable	61.2	239.8	596.0	—	897.0
Intercompany payables	40.7	97.8	164.7	(303.2)	—
Accruals and other current liabilities	93.4	92.5	402.2	—	588.1

Total current liabilities	195.4	445.6	1,204.7	(303.2)	1,542.5
Long-term debt, less current portion	267.3	310.5	515.3	—	1,093.1
Other long-term liabilities	24.6	84.3	292.6	—	401.5
Stockholders’ equity	1,150.1	100.3	434.7	(535.0)	1,150.1

Total liabilities and stockholders’ equity	$1,637.4	$940.7	$2,447.3	$(838.2)	$4,187.2

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantors Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$111.0	$3.5	$304.3	$—	$418.8
Trade receivables, net of allowance	20.2	180.0	483.4	—	683.6
Intercompany receivables	22.6	143.5	41.8	(207.9)	—
Inventories	99.7	307.3	859.6	14.7	1,281.3
Other current assets	91.5	28.5	143.4	—	263.4

Total current assets	345.0	662.8	1,832.5	(193.2)	2,647.1
Property, plant & equipment – net	3.8	89.0	269.8	—	362.6
Investment in and advances to (from) subsidiaries	1,177.3	(409.4)	(550.6)	(217.3)	—
Goodwill – net	11.6	233.4	422.1	—	667.1
Other assets – net	76.7	172.3	253.3	—	502.3

Total assets	$1,614.4	$748.1	$2,227.1	$(410.5)	$4,179.1

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.2	$26.0	$58.4	$—	$84.6
Trade accounts payable	52.8	183.5	659.5	—	895.8
Intercompany payables	36.2	47.4	124.3	(207.9)	—
Accruals and other current liabilities	97.8	85.8	365.5	—	549.1

Total current liabilities	187.0	342.7	1,207.7	(207.9)	1,529.5
Long-term debt less current portion.	271.9	311.7	530.6	—	1,114.2
Other long-term liabilities	20.3	68.8	311.1	—	400.2
Stockholders’ equity	1,135.2	24.9	177.7	(202.6)	1,135.2

Total liabilities and stockholders’ equity	$1,614.4	$748.1	$2,227.1	$(410.5)	$4,179.1

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(52.1)	$22.4	$99.7	$—	$70.0

Cash flows from investing activities
Acquisition of business, net of cash acquired	—	—	(5.1)	—	(5.1)
Capital expenditures	(5.0)	(11.7)	(19.3)	—	(36.0)
Investments in and advances to affiliates	—	—	(4.5)	—	(4.5)
Proceeds from sale of assets	—	—	1.6	—	1.6

Net cash used in investing activities	(5.0)	(11.7)	(27.3)	—	(44.0)

Cash flows from financing activities
Proceeds from stock options exercised	3.4	—	—	—	3.4
Net borrowings (repayments) under revolving line of credit agreements	—	(1.1)	(14.2)	—	(15.3)
Other	—	(10.9)	(6.5)	—	(17.4)

Net cash provided by (used in) financing activities	3.4	(12.0)	(20.7)	—	(29.3)

Effect of exchange rates on cash and cash equivalents	—	—	(28.0)	—	(28.0)

Net (decrease) increase in cash and cash equivalents	(53.7)	(1.3)	23.7	—	(31.3)
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	—	418.8

Cash and cash equivalents, end of period	$57.3	$2.2	$328.0	$—	$387.5

Back to Index

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(65.8)	$101.6	$32.3	$—	$68.1

Cash flows from investing activities
Acquisition of business, net of cash acquired	(0.6)	(11.5)	(1.8)	—	(13.9)
Capital expenditures	(0.4)	(5.8)	(15.3)	—	(21.5)
Investments in and advances to subsidiaries	—	—	(0.7)	—	(0.7)
Proceeds from sale of assets	—	1.8	30.0	—	31.8

Net cash provided by (used in) investing activities	(1.0)	(15.5)	12.2	—	(4.3)

Cash flows from financing activities
Principal repayments of long-term debt	—	(66.2)	(58.8)	—	(125.0)
Proceeds from stock options exercised	8.3	—	—	—	8.3
Net borrowings (repayments) under revolving line of credit agreements	—	(3.3)	(3.3)	—	(6.6)
Other	—	(14.6)	(0.9)	—	(15.5)

Net cash provided by (used in) financing activities	8.3	(84.1)	(63.0)	—	(138.8)

Effect of exchange rates on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net (decrease) increase in cash and cash equivalents	(58.5)	2.0	(18.7)	—	(75.2)
Cash and cash equivalents, beginning of period	148.7	2.8	316.0	—	467.5

Cash and cash equivalents, end of period	$90.2	$4.8	$297.3	$—	$392.3

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

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Terex Cranes products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P& H, Peiner and PPM.

The Terex Aerial Work Platforms segment was formed upon the completion of Terex’s acquisition of Genie Holdings, Inc. (“Genie”) and its affiliates on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

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

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross ,Tatra and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

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

The Company continued to be encouraged by current trends and its performance in the third quarter of 2005. Specifically, in the third quarter of 2005, the Company performed above expectations, despite operational challenges arising from increased steel costs and supplier issues. For the three months and nine months ended September 30, 2005, the Company experienced increases in net sales, gross profit and income from operations as compared to the same periods in 2004. Net sales in the third quarter of 2005 grew 23% over the same period in the prior year. A significant factor in the Company’s performance was the improved economic condition in many of the Company’s end-markets, which was also reflected in increased backlog in a majority of the Company’s business segments. Backlog at September 30, 2005 was approximately $1,285 million, an increase of approximately $445 million, or 53%, from the level of backlog at September 30, 2004. The North American crane market has shown signs of improvement. In addition, business integration measures and cost savings initiatives put in place over the past few years are yielding positive results.

Back to Index

The Company has noted signs of improvement in some of its underperforming businesses and expects its stronger businesses to continue to post solid results. For example, the Company expects opportunities for continued growth in the compact construction, aerial work platforms and materials processing and mining businesses, continuing to build on the economic recovery in these areas that took shape in 2004 and continued in the first nine months of 2005. However, the roadbuilding business, and other products manufactured by the Company related to infrastructure improvement, have lagged the recovery somewhat, as these products rely heavily on U.S. federal and municipal funding for their revenue base. The Company anticipates that the impact of the U.S. Federal infrastructure funding bill that was passed in 2005 will pave the way for end-market improvements in 2006. As there are indications of improvement in non-residential construction figures, the Company anticipates that the Terex Cranes segment will continue to show improved end-market demand in the last quarter of 2005 and substantially better performance in 2006.

During the remainder of 2005, the Company will continue to emphasize margin improvement initiatives, as well as continuing to focus on cash generation and debt reduction. The Terex Business System initiative announced in the beginning of 2005 is aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The Terex Business System is based on lean principles and lean thinking as applied to every aspect of the Company’s business. Additionally, the system focuses on streamlining the Company’s interface with its customers, and gaining efficiencies with suppliers based on the Company’s global purchasing power and resources. The Company has established Terex learning centers with the purpose of teaching these principles to all divisions and managers throughout the Company. This project will be the cornerstone of the Company’s activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is return on invested capital (“ROIC”), and Terex has established the goal of delivering an annual average of 20% or greater ROIC through an economic cycle. ROIC is defined as operating profit, excluding special items, divided by the sum of average book equity and average net debt.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Terex Consolidated

	Three Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,541.4	—	$1,252.2	—	23.1%
Gross profit	$243.1	15.8%	$186.2	14.9%	30.6%
SG&A	$141.6	9.2%	$115.0	9.2%	23.1%
Income from operations	$101.5	6.6%	$71.2	5.7%	42.6%

Net sales for the three months ended September 30, 2005 totaled $1,541.4 million, an increase of $289.2 million when compared to the same period in 2004. Net sales increased in all segments when compared to 2004. The Terex Aerial Work Platforms segment experienced an increase in sales reflecting improved economic conditions in the rental equipment market. Net sales in the Terex Construction segment improved relative to 2004 as a result of strong demand for its scrap handling equipment and other heavy construction equipment, as well as its mobile crushing and screening equipment. As in the first half of 2005, net sales in the Terex Materials Processing & Mining segment benefited relative to 2004 from sustained improvements in commodity prices, mainly coal and iron ore, and incremental sales from the Reedrill acquisition. Net sales in the Terex Roadbuilding, Utility Products and Other segment were higher due to strong growth in the concrete mixing truck and utility businesses. Net sales in the Terex Cranes segment improved from 2004 levels as sales increased in most of the segment’s businesses, particularly the robust tower crane market and the North American rough terrain and boom truck crane marketplace, which started to improve.

Gross profit for the three months ended September 30, 2005 totaled $243.1 million, an increase of $56.9 million when compared to the same period in 2004. Improvements relative to 2004 were realized in most segments of the Company as a result of higher sales volume. The Company initiated price increases across many of its businesses leading to some gross margin improvement that offset the negative impact of continued cost pressures as well as some production inefficiencies resulting from the ramp-up in manufacturing to meet increased demand. The Company will continue to design and implement plans to mitigate the impact of future increases in steel prices, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs and increasing the price of the Company’s products. Gross profit also benefited from several programs initiated as part of the Terex Business System, as well as from prior cost saving initiatives.

Total selling, general and administrative costs (“SG&A”) increased for the three months ended September 30, 2005 by $26.6 million when compared to the same period in 2004. SG&A costs were higher in response to the growth in net sales during the third quarter of 2005, as well as higher engineering costs due to product development efforts. Administrative costs increased for staffing and external professional fees as the Company focused on building financial resources to address financial reporting weaknesses. The acquisition of Reedrill increased SG&A by $3.9 million when compared to 2004 levels. As a percentage of sales, SG&A remained flat with the third quarter of 2004.

Back to Index

Income from operations increased by $30.3 million for the three months ended September 30, 2005 when compared to the same period in 2004. The Terex Aerial Work Platforms and Terex Construction segments’ income from operations improved relative to 2004 as a result of an improving economy in the United States and Europe. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment grew as a result of increased demand for tower cranes, as well as improving rough terrain and boom truck crane businesses in North America. While the concrete mixing truck and utility businesses provided most of the income growth in the Roadbuilding, Utility Products and Other segment, this segment incurred additional costs related to a reduction in the fleet size of the re-rental program, as well as operating inefficiencies at utility distribution sites.

Terex Construction

	Three Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$493.7	—	$424.8	—	16.2%
Gross profit	$69.2	14.0%	$56.4	13.3%	22.7%
SG&A	$43.5	8.8%	$36.2	8.5%	20.2%
Income from operations	$25.7	5.2%	$20.2	4.8%	27.2%

Net sales in the Terex Construction segment increased by $68.9 million for the three months ended September 30, 2005 when compared to the same period in 2004 and totaled $493.7 million. The sales increase was primarily driven by the heavy construction equipment business, including the scrap handler business and the mobile crushing and screening business, as demand for off-highway trucks and scrap handling equipment remained strong. In addition, sales growth was recognized from the wheeled excavator and European telehandler businesses.

Gross profit increased to $69.2 million for the three months ended September 30, 2005, an increase of $12.8 million when compared to 2004 results for the same period. Gross profit was positively impacted by sales volume and price increases. These favorable items were partially offset by the continued high cost of steel and other components.

SG&A costs for the three months ended September 30, 2005 totaled $43.5 million, an increase of $7.3 million when compared to the same period in 2004. In addition to resources to support the sales growth and financial infrastructure, provision for bad debts increased over the prior year period.

Income from operations for the three months ended September 30, 2005 totaled $25.7 million, an increase of $5.5 million when compared to the same period in 2004. Income from operations, and the resulting margin as a percentage of net sales, reflects the positive impact of pricing actions taken in the market place as well as the benefit of increased production levels, which more than offset steel cost increases and the negative impact of the weak U.S. dollar.

Terex Cranes

	Three Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$289.0	—	$263.5	—	9.7%
Gross profit	$36.7	12.7%	$32.6	12.4%	12.6%
SG&A	$24.2	8.4%	$24.7	9.4%	(2.0)%
Income from operations	$12.5	4.3%	$7.9	3.0%	58.2%

Net sales for the Terex Cranes segment for the three months ended September 30, 2005 totaled $289.0 million, an increase of $25.5 million when compared to the same period in 2004. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to the third quarter of 2004. Net sales also increased due to price increases introduced for the North American product in late 2004 as well as additional price increases in 2005 in reaction to increasing cost pressures.

Back to Index

Gross profit for the three months ended September 30, 2005 increased by $4.1 million relative to the same period in 2004 and totaled $36.7 million. Gross profit improved due to increased volume and price increases, partially offset by increased steel costs.

SG&A costs for the three months ended September 30, 2005 decreased by $0.5 million to $24.2 million when compared to the same period in 2004 due to a reduction of expenses in the German operation.

Income from operations for the three months ended September 30, 2005 totaled $12.5 million, an increase of $4.6 million when compared to $7.9 million for the same period in 2004. Operating profit in 2005 was positively impacted by increased volume and pricing, offset somewhat by higher steel costs.

Terex Aerial Work Platforms

	Three Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$370.4	—	$235.7	—	57.1%
Gross profit	$75.4	20.4%	$45.8	19.4%	64.6%
SG&A	$26.3	7.1%	$16.4	7.0%	60.4%
Income from operations	$49.1	13.3%	$29.4	12.5%	67.0%

Net sales for the Terex Aerial Work Platforms segment for the three months ended September 30, 2005 were $370.4 million, an increase of $134.7 million when compared to the same period in 2004. Net sales increased when compared to the third quarter of 2004 due to the continued demand in the rental market, as rental channel customers continued to buy new equipment to reduce the age of their fleets. Demand improved on a worldwide basis, with particular strength in Asia and the Americas. Additionally, order activity was generated to replace lost or damaged equipment resulting from Hurricane Katrina.

Gross profit for the three months ended September 30, 2005 was $75.4 million, an increase of $29.6 million when compared to the same period in 2004. Gross profit improved due to pricing actions and volume leverage, which were partially offset by the negative impact of continued cost pressures on components used in production as well as some production inefficiencies resulting from a ramp up in manufacturing resources required to meet additional product demand.

SG&A costs for the three months ended September 30, 2005 were $26.3 million, an increase of $9.9 million from the same period in 2004. The increase was due primarily to staffing and related costs arising from the significant volume increase as well as an additional bad debt provision.

Income from operations for the three months ended September 30, 2005 was $49.1 million, an increase of $19.7 million from the same period in 2004. The increase was due to higher sales volume and improved pricing, offset by the sustained high cost of certain input costs and additional costs resulting from a ramp up in manufacturing resources required to meet additional product demand.

Terex Materials Processing & Mining

	Three Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$217.2	—	$159.7	—	36.0%
Gross profit	$39.3	18.1%	$23.2	14.5%	69.4%
SG&A	$20.4	9.4%	$14.1	8.8%	44.7%
Income from operations	$18.9	8.7%	$9.1	5.7%	107.7%

Net sales in the Terex Materials Processing & Mining segment increased by $57.5 million to $217.2 million in the third quarter of 2005 compared to $159.7 million in the comparable period in 2004. The increase in net sales was attributable to the overall strong demand for mining products, mainly the mining hydraulic excavators manufactured in Dortmund, Germany, as well as the acquisition of Reedrill in the fourth quarter of 2004.

Back to Index

Gross profit increased by $16.1 million in the three months ended September 30, 2005 when compared to the comparable period in 2004 and totaled $39.3 million. Gross profit improved as a result of the increased volume and margin earned on the sale of new machines. The inclusion of Reedrill and improvement in the materials processing business were also positive contributors to the increase in gross profit.

SG&A costs increased by $6.3 million in the third quarter of 2005 relative to the comparable period in 2004, to $20.4 million. The increase in SG&A was mainly due to higher net sales and $3.9 million was due to the inclusion of Reedrill, which was acquired in the fourth quarter of 2004.

Income from operations for the Terex Materials Processing & Mining segment was $18.9 million in the third quarter of 2005, or 8.7% of sales, an increase of $9.8 million from $9.1 million in the comparable period in 2004. The increase was a result of higher demand for the segment’s products, the addition of Reedrill in the fourth quarter of 2004 and improved performance in the materials processing business.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$200.2	—	$191.1	—	4.8%
Gross profit	$21.5	10.7%	$25.8	13.5%	(16.7)%
SG&A	$21.4	10.7%	$21.2	11.1%	0.9%
Income from operations	$0.1	0.0%	$4.6	2.4%	(97.8)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2005 were $200.2 million, an increase of $9.1 million when compared to the same period in 2004. Substantially all the sales growth came from the concrete mixing truck and utility businesses.

Gross profit for the three months ended September 30, 2005 totaled $21.5 million, a decrease of $4.3 million when compared to the same period in 2004. The decline in gross profit was related to operating inefficiencies at utility distribution sites regarding installation of products and additional costs for the specialty vehicle businesses, including inventory charges, and re-rental fleet reduction costs.

SG&A costs for the segment for the three months ended September 30, 2005 totaled $21.4 million, an increase of $0.2 million when compared to the same period in 2004.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2005 was $0.1 million, a decrease of $4.5 million from the $4.6 million of income from operations in the comparable period in 2004. As mentioned above, operating inefficiencies at utility distribution sites and additional costs for the specialty vehicles business contributed to this loss.

Net Interest Expense

During the three months ended September 30, 2005, the Company’s net interest expense increased $1.3 million to $22.7 million from $21.4 million for the prior year period, primarily due to higher interest rates, which more than offset the decrease in debt balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2005 was income of $3.6 million as compared to a net expense of $1.2 million for the prior year period. The other income – net for the three months ended September 30, 2005 was generated from gains on the sale of fixed assets and the allocation of equity income (loss) to minority interests, which was partly offset by debt amortization costs.

Back to Index

Income Taxes

During the three months ended September 30, 2005, the Company recognized income tax expense of $30.5 million on income before income taxes of $82.4 million, an effective rate of 37.0%, as compared to income tax expense of $3.9 million on income before income taxes of $48.6 million, an effective rate of 8.0%, in the prior year period. The effective tax rate for the three months ended September 30, 2005 was higher than the comparable rate for the prior year’s period primarily due to the utilization in 2004 of U.S. net operating losses that were previously not benefited, and the successful resolution of a tax audit covering multiple reporting periods.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Terex Consolidated

	Nine Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$4,751.6	—	$3,644.1	—	30.4%
Gross profit	$731.5	15.4%	$539.3	14.8%	35.6%
SG&A	$421.6	8.9%	$347.1	9.5%	21.5%
Income from operations	$309.9	6.5%	$192.2	5.3%	61.2%

Net sales for the nine months ended September 30, 2005 totaled $4,751.6 million, an increase of $1,107.5 million when compared to the same period in 2004. Net sales increased in all segments when compared to 2004. The Terex Aerial Work Platforms segment experienced an increase in net sales, reflecting the improved economic conditions in the rental equipment market. Net sales in the Terex Construction segment improved relative to 2004 as a result of strong demand for products in most of its businesses. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2004 from sustained improvements in commodity prices, mainly coal and iron ore, and incremental sales from the Reedrill acquisition. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2004 across all product lines. While sales of roadbuilding products have improved over 2004 levels, they remain low relative to historic levels, and future improvements are dependent on increased state and federal funding for road projects. Net sales in the Terex Cranes segment improved from 2004 levels driven by a robust tower crane market and a recovering North American rough terrain and boom truck crane marketplace.

Gross profit for the nine months ended September 30, 2005 totaled $731.5 million, an increase of $192.2 million when compared to the same period in 2004. Improvements relative to 2004 were realized in all segments of the Company from higher sales volume, despite sustained higher steel costs as well as other component issues. The Company initiated price increases across many of its businesses, leading to some of the gross margin improvement. The Company will continue to design and implement plans to mitigate the impact of future increases in steel prices, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs and increasing the price of the Company’s products. Gross profit also benefited from several of the programs initiated as part of the Terex Business System, as well as from prior cost savings initiatives.

Total SG&A increased for the nine months ended September 30, 2005 by $74.5 million when compared to the same period in 2004. SG&A costs increased as a result of compensation and related costs due to increased sales volume during the first nine months of 2005, as well as costs due to product development efforts. Administrative costs increased for staffing and external professional fees as the Company focused on building resources to address financial reporting weaknesses. In addition, the acquisition of Reedrill increased SG&A by $11.4 million. As a percentage of net sales, SG&A fell to 8.9% in the first nine months of 2005 from 9.5% in the first nine months of 2004.

Income from operations increased by $117.7 million for the nine months ended September 30, 2005 when compared to the same period in 2004. The Terex Aerial Work Platforms and Terex Construction segments’ income from operations improved relative to 2004 as a result of an improving economy in the United States and Europe. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Cranes segment grew as a result of demand for tower cranes, as well as improving rough terrain and boom truck crane businesses in North America. While the concrete mixing truck and utility businesses provided most of the income growth in the Terex Roadbuilding, Utility Products and Other segment, this segment incurred additional costs related to a reduction in the fleet size of the re-rental program and operating inefficiencies at utility distribution sites.

Back to Index

Terex Construction

	Nine Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,571.6	—	$1,298.4	—	21.0%
Gross profit	$218.5	13.9%	$170.5	13.1%	28.2%
SG&A	$128.0	8.1%	$112.5	8.7%	13.8%
Income from operations	$90.5	5.8%	$58.0	4.5%	56.0%

Net sales in the Terex Construction segment increased by $273.2 million for the nine months ended September 30, 2005 when compared to the same period in 2004, and totaled $1,571.6 million. Net sales increased across most of the businesses in this segment, as improved economic conditions in the United States and Europe as well as an emerging Asian construction equipment business have driven demand for construction equipment. Net sales of heavy construction equipment remained strong during the nine months ended September 30, 2005, driven primarily by demand for off-highway trucks and scrap handling equipment. The compact construction equipment business experienced sales growth in its telehandler and mini-excavator equipment and the crushing and screening business reported double digit growth across all business units.

Gross profit increased to $218.5 million for the nine months ended September 30, 2005, an increase of $48.0 million when compared to 2004 results for the same period. Gross profit was positively impacted by higher sales volume and price increases. These favorable items were partially offset by increases in steel and other commodity costs and certain ramp up costs related to higher manufacturing volume.

SG&A costs for the nine months ended September 30, 2005 totaled $128.0 million, an increase of $15.5 million when compared to the same period in 2004. In addition to resources to support the sales growth and financial infrastructure, provision for bad debt increased over the prior year period.

Income from operations for the nine months ended September 30, 2005, totaled $90.5 million, an increase of $32.5 million when compared to $58.0 million for the same period in 2004. Income from operations, and the resulting margin as a percentage of net sales, reflects the positive impact of pricing actions taken in the marketplace and increased production levels, which more than offset steel cost increases and the negative impact of the weak U.S. dollar.

Terex Cranes

	Nine Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$924.0	—	$750.2	—	23.2%
Gross profit	$113.2	12.3%	$95.5	12.7%	18.5%
SG&A	$79.1	8.6%	$71.0	9.5%	11.4%
Income from operations	$34.1	3.7%	$24.5	3.3%	39.2%

Net sales for the Terex Cranes segment for the nine months ended September 30, 2005 increased by $173.8 million and totaled $924.0 million when compared to $750.2 million for the same period in 2004. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to the first nine months of 2004. Net sales also increased due to price increases introduced for North American crane products in late 2004 as well as additional price increases in 2005 in reaction to increasing cost pressures.

Gross profit for the nine months ended September 30, 2005 increased by $17.7 million relative to the same period in 2004 and totaled $113.2 million. Gross profit from the European rough terrain crane business, the container stacker business and the North American lattice boom crane business improved in the nine months ended September 30, 2005 as compared to 2004 levels. The benefits of increased sales volume more than offset the negative impact of steel cost increases. Negatively impacting gross profit for the nine months ending September 30, 2005 was the expiration of favorable long-term steel pricing contracts, mainly in the German crane operation, as well as the impact of a five week strike at the Waverly, Iowa cranes facility. Additionally, the North American operations had ramp up costs to satisfy increased product demand, resulting in some production inefficiencies.

Back to Index

SG&A costs for the nine months ended September 30, 2005 totaled $79.1 million, an increase of $8.1 million over the same period in 2004. SG&A as a percentage of sales decreased from 9.5% in 2004 to 8.6% in 2005. Overall, costs increased due to additional resources required to address increased volume.

Income from operations for the nine months ended September 30, 2005 totaled $34.1 million, an increase of $9.6 million when compared to $24.5 million for the same period in 2004. The increase was due to increased volume, particularly from the segment’s tower cranes, which was partially offset by increased steel costs and additional staffing costs at the North American operations.

Terex Aerial Work Platforms

	Nine Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,041.8	—	$677.9	—	53.7%
Gross profit	$196.2	18.8%	$137.1	20.2%	43.1%
SG&A	$71.4	6.9%	$52.5	7.7%	36.0%
Income from operations	$124.8	12.0%	$84.6	12.5%	47.5%

Net sales for the Terex Aerial Work Platforms segment for the nine months ended September 30, 2005 were $1,041.8 million, an increase of $363.9 million when compared to the same period in 2004. Demand improved on a worldwide basis, with particular strength in Asia and the Americas. Net sales increased when compared to the first nine months of 2004 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2004 as rental channel customers continued to buy new equipment to reduce the age of their fleets and address increased utilization of their existing fleets. Net sales of material handler products increased when compared to the same period in 2004, as a result of marketing and selling these products through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the sales growth over the prior year. Also, additional order activity was generated to replace lost or damaged equipment resulting from Hurricane Katrina.

Gross profit for the nine months ended September 30, 2005 was $196.2 million, an increase of $59.1 million when compared to the same period in 2004. While gross profit benefited from increased sales, this was partially offset by higher steel costs and a delay in the impact of pricing actions taken in late 2004 due to the substantial backlog that existed entering 2005. In addition, the segment experienced some inefficiencies associated with the ramp-up of additional manufacturing resources to respond to the significant increase in demand.

SG&A costs for the nine months ended September 30, 2005 were $71.4 million, an increase of $18.9 million when compared to the same period in 2004. The increase was due primarily to staffing and related compensation costs arising from the significant volume increase.

Income from operations for the nine months ended September 30, 2005 was $124.8 million, an increase of $40.2 million when compared to the same period in 2004. The increase was due to higher sales volumes, offset somewhat by the impact of increased steel costs and costs of additional resources required to meet additional product demand.

Back to Index

Terex Materials Processing & Mining

	Nine Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$634.9	—	$391.5	—	62.2%
Gross profit	$111.5	17.6%	$61.3	15.7%	81.9%
SG&A	$61.3	9.7%	$40.3	10.3%	52.1%
Income from operations	$50.2	7.9%	$21.0	5.4%	139.0%

Net sales in the Terex Materials Processing & Mining segment increased by $243.4 million to $634.9 million in the first nine months of 2005 compared to $391.5 million in the comparable period in 2004. The increase in sales was attributable to the overall strong demand for mining products, mainly mining hydraulic excavators and electric drive mining trucks, as well as the acquisition of Reedrill in the fourth quarter of 2004.

Gross profit increased by $50.2 million in the nine months ended September 30, 2005 when compared to the comparable period in 2004 and totaled $111.5 million. Gross profit improved as a result of the increased volume and margin earned on the sale of new machines. The performance of Reedrill and improvement in the materials processing business also contributed to the increase in gross profit. This improvement was partially offset by increased steel costs.

SG&A costs increased by $21.0 million in the first quarter of 2005 relative to the comparable period in 2004, to $61.3 million. The increase in SG&A was mainly due to additional resources required to address higher net sales and $11.4 million was due to the inclusion of Reedrill, which was acquired in the fourth quarter of 2004.

Income from operations for the Terex Materials Processing & Mining segment was $50.2 million in the nine months ended September 30, 2005, an increase of $29.2 million from $21.0 million in the comparable period in 2004. The increase was a result of higher demand for the segment’s products resulting primarily from improved commodity pricing relative to 2004, the addition of Reedrill in the fourth quarter of 2004 and improved performance in the materials processing business, offset to some degree by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	Nine Months Ended September 30,

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$670.3	—	$579.7	—	15.6%
Gross profit	$89.1	13.3%	$72.4	12.5%	23.1%
SG&A	$68.6	10.2%	$62.1	10.7%	10.5%
Income from operations	$20.5	3.1%	$10.3	1.8%	99.0%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2005 were $670.3 million, an increase of $90.6 million when compared to the same period in 2004. Growth was achieved in all business units and product categories, but especially the concrete mixer truck business.

Gross profit for the nine months ended September 30, 2005 totaled $89.1 million, an increase of $16.7 million when compared to the same period in 2004. Gross profit generally improved across all businesses. The margins in this business segment were negatively pressured by steel cost increases, as steel is a major material component for many of this group’s products, as well as continued weak end-markets in the roadbuilding and utility areas. Gross profit was also negatively impacted by operating inefficiencies at utility distribution sites and additional costs for the specialty vehicle businesses, including inventory charges and re-rental fleet reduction costs.

SG&A costs for the segment for the nine months ended September 30, 2005 totaled $68.6 million, an increase of $6.5 million when compared to the same period in 2004. The increase in SG&A costs compared to 2004 was due to product development activities and, to a lesser extent, the volume increase.

Back to Index

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2005 was $20.5 million, an increase of $10.2 million when compared to the same period in 2004. The positive change reflects strong performance by the concrete mixer truck business and improvement initiatives taken over the past few years. This was partially offset by the impact of increased steel costs and the additional costs for the specialty vehicle businesses.

Net Interest Expense

During the nine months ended September 30, 2005, the Company’s net interest expense increased by $1.6 million to $66.5 million, as compared to net interest expense of $64.9 million in the same period in the prior year. Higher interest rates more than offset the decrease in debt balances.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2005 was income of $0.2 million as compared to income of $16.2 million for the prior year period. The primary drivers of other income in 2005 were related to the sale of fixed assets and the allocation of equity income (loss) to minority interests, which more than offset the amortization of debt acquisition costs. In 2004, $16.2 million of other income – net related primarily to the gain on the sale of idle facilities and a favorable settlement related to the acquisition of the O&K mining business, which was offset partly by amortization of debt acquisition costs.

Income Taxes

During the nine months ended September 30, 2005, the Company recognized income tax expense of $89.9 million on income before income taxes of $243.6 million, an effective rate of 36.9%, as compared to income tax expense of $16.8 million on income before income taxes of $143.5 million, an effective rate of 11.7%, in the prior year period. The effective rate for the nine months ended September 30, 2005 was higher than the comparable rate for the prior year’s period primarily due to the impact in 2004 of: (a) the successful resolution of tax audits covering multiple reporting periods, (b) the utilization of U.S. net operating losses in the prior year period that were previously not benefited and (c) the strong financial performance of the Company’s Fermec business, which indicated that it was more likely than not that the Company would be able to realize the benefits of certain tax assets, and, therefore, the valuation allowance held for this business was released.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $387.5 million at September 30, 2005. In addition, the Company had $208.7 million available for borrowing under its revolving credit facilities at September 30, 2005.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. The Company in 2004 introduced goals of improving operating earnings and net income as a percentage of sales and reducing the relative level of working capital needed to operate the business. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company’s liquidity. During the third quarter of 2005 and 2004, the Company sold, without recourse, accounts receivable approximating 15% and 20% of its third quarter revenue in 2005 and 2004, respectively, to provide additional liquidity.

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

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company’s future compliance with its financial covenants will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis, and requiring the Company to refrain from taking certain actions, such as incurring certain types of prohibited indebtedness and granting liens not permitted under the facilities. The Company has obtained a waiver from its bank lending group that allows the Company until May 31, 2006 to provide its lenders with its financial information for the year ended December 31, 2005. The Company’s future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission (“SEC”) in a timely manner.

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company’s bank credit facility was 4.38% at September 30, 2005.

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

Cash Flows

Cash provided by operations for the nine months ended September 30, 2005 totaled $70.0 million, as compared to cash provided by operations of $68.1 million for the nine months ended September 30, 2004, reflecting the improvement in earnings performance, largely offset by working capital growth to meet the increased level of sales during 2005.

Cash used in investing activities in the nine months ended September 30, 2005 was $44.0 million, as compared to cash used in investing activities of $4.3 million for the nine months ended September 30, 2004. The increase in cash usage was primarily a result of higher capital expenditures in 2005 as well as higher proceeds from sales of assets in 2004.

The Company used cash for financing activities of $29.3 million in the nine months ended September 30, 2005, compared to $138.8 in the nine months ended September 30, 2004. The decrease was primarily due to $125.0 million of non-recurring long-term debt repayments in 2004.

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

As of September 30, 2005, the Company’s maximum exposure to such credit guarantees was $239.9 million, including total credit guarantees issued by Terex Demag and Genie of $168.1 million and $40.7 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note N – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $45.4 million at September 30, 2005. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $31.3 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $12 million for the estimated fair value of all guarantees provided as of September 30, 2005.

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

As of September 30, 2005, TFSH had total assets of approximately $358 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of approximately $325 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of September 30, 2005, the maximum exposure to loss under these guarantees was approximately $34 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TSFH, during the first and second quarters of 2005, the Company contributed its proportional share of these requirements, which represented an additional $2.9 million and $0.3 million, respectively, in cash to TFSH.

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

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At September 30, 2005, the historical cost of equipment being leased back from the financing companies was approximately $91 million and the minimum lease payments for the remainder of 2005 will be approximately $5 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Euro, British Pound, Australian Dollar and Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2005, the Company had foreign exchange contracts with a notional value of $424.0 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into an interest rate agreement to convert the fixed rate to a floating rate with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes. The floating rates are based on a spread of 2.45% to 4.50% over the London Interbank Offer Rate (“LIBOR”). At September 30, 2005, the floating rate was 6.9%.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company adopted this accounting standard effective July 1, 2005. Adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective January 1, 2006. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound, Czech Koruna and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2005, the Company had foreign currency contracts with a notional value of $424.0 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $6.5 million at September 30, 2005.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2005, approximately 45.2% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.8%.

Back to Index

At September 30, 2005, the Company had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. The floating rate was 6.9% at September 30, 2005. The fair market value of this arrangement, which represents the cost to settle this contract, was a net loss of approximately $2 million.

On March 31, 2005 and August 11, 2005, the Company exited interest rate swap agreements with notional amounts of $100.0 million and $79.0 million, respectively, in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. As a result of these transactions, the Company recorded a gain of $0.1 million in interest expense.

At September 30, 2005, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at September 30, 2005 would have increased interest expense by approximately $2.3 million in the nine months ended September 30, 2005.

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
(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 because of the material weaknesses discussed below and because the Company was unable to file this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for year ended December 31, 2005 and the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2005 and June 30, 2005 within the time periods specified in the SEC’s rules. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Remediation Initiatives below for a description of the changes in internal control over financial reporting during the year ended December 31, 2005.

Back to Index

(c)	Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management identified the following material weaknesses in the Company’s internal control over financial reporting: (a) maintenance of a sufficient complement of people, (b) accounting for intercompany activity, (c) accounting for income taxes, (d) accounting for goods received but not yet invoiced, (e) accounting for goodwill denominated in foreign currencies and (f) accounting for certain retirement and benefit plans. Remediation of these weaknesses had not yet been fully evidenced and therefore management concluded that these weaknesses continued to exist as of September 30, 2005.

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

Recent Developments

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service to customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business, formerly part of the Terex Construction Segment, will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

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

Back to Index

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

Back to Index

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

Back to Index

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