Form 10-K
period 2005-12-31
TEREX CORP
filed 2006-05-17
CIK 97216

Click here to Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 1-10702

TEREX CORPORATION

(Exact Name of Registrant as Specified in Charter)

DELAWARE (State of incorporation)	34-1531521 (I.R.S. Employer Identification No.)

500 POST ROAD EAST, SUITE 320, WESTPORT, CONNECTICUT (Address of principal executive offices)	06880 (Zip Code)

Registrant’s Telephone Number, including area code: (203) 222-7170

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

NEW YORK STOCK EXCHANGE

(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

YES	NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $1,879 million based on the last sale price on June 30, 2005.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS

50.2 MILLION AS OF APRIL 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

TEREX CORPORATION AND SUBSIDIARIES

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2005

Back to Index

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” or the “Company.” This Annual Report on Form 10-K generally speaks as of December 31, 2005, unless specifically noted otherwise.

PART I

ITEM 1.	BUSINESS

GENERAL

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, mining, shipping, transportation, refining and utility industries. The Company operates in five business segments: (i) Terex Construction, (ii) Terex Cranes, (iii) Terex Aerial Work Platforms, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other. The Company remains focused on delivering products that are reliable and cost-effective and producing equipment that improves its customers’ return on invested capital. The Company’s products are manufactured at plants in North America, Europe, Australia, Asia and South America, and are sold primarily through dealers and distributors worldwide.

The Company was originally incorporated in Delaware in October 1986 as Terex U.S.A., Inc. The Company has grown a tremendous amount in this time, achieving $6.4 billion in net sales in 2005. Historically, much of this growth was achieved through acquisitions. More recently, most of this growth has been achieved organically.

The Company continues to focus on integrating the various companies it has acquired over the past ten years. In the past, the Company has operated in a decentralized manner. However, the Company has increasingly coordinated its operations in an effort to position itself to improve and streamline its business. Terex is moving towards a unified operating company, one which combines the strengths of many different people, products and technology under one global umbrella. The Company has concentrated on improving its financial reporting and will continue to focus on integrating other aspects of the Company’s business as well.

In 2005, the Company announced an internal improvement plan, the “Terex Business System” or “TBS.” The Terex Business System is based on lean principles and lean thinking as applied to every aspect of business. Additionally, the system focuses on streamlining the Company’s interface with its customers, and gaining efficiencies with suppliers based on the Company’s global purchasing power and resources. This project will be the cornerstone of the Company’s activities for years to come. The metric which the Company is using to measure the effectiveness of these initiatives is return on invested capital (“ROIC”), and Terex has established the goal of delivering an average of 20% or greater returns on invested capital through an economic cycle. ROIC is defined as income from operations divided by the sum of average book equity and average net debt.

For financial information about the Company’s industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note T - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

TEREX CONSTRUCTION

The Terex Construction segment designs, manufactures and markets three primary categories of construction equipment and their related components and replacement parts:

•	Heavy construction equipment, including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes;
•	Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders; and
•	Mobile crushing and screening equipment, including jaw crushers, cone crushers, washing systems, screens and trommels.

These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the TEREX brand name and the TEREX name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift. Effective January 1, 2006, the mobile crushing and screening equipment group became a part of the Terex Materials Processing & Mining Segment and the European telehandlers business became part of the Terex Aerial Work Platforms Segment. See “Subsequent Segment Events” below.

Back to Index

Terex Construction has 17 significant manufacturing operations:

Heavy Construction Equipment

•	Off-highway rigid haul trucks and articulated haul trucks, having capacities ranging from 25 to 100 tons, and scrapers are manufactured in Motherwell, Scotland;
•	Excavators, wheel loaders and truck mounted articulated hydraulic cranes are manufactured in Delmenhorst, Ganderkesee and Vechta, Germany; and
•	Loading machines are manufactured in Bad Schoenborn, Germany.

Compact Construction Equipment

•	Site dumpers, compaction equipment, material handlers and loader backhoes are manufactured in Coventry, England;
•	Small and midsized wheel loaders, mini excavators and midi excavators are manufactured in Langenburg, Gerabronn, Rothenburg, Crailsheim and Clausnitz, Germany; and Sanhe and Tianjin, China; and
•	Rough terrain telescopic material handlers (also known as telehandlers) are manufactured near Perugia, Italy.

Mobile Crushing and Screening Equipment

•	Crushers, washing systems, screens and trommels are manufactured in Coalville, England; Omagh, Northern Ireland; and Dungannon, Northern Ireland.

Terex Construction’s North American distribution center is in Southaven, Mississippi and also serves as a parts center for Terex Construction and other Terex operations.

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

Terex Cranes has 11 significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy;
•	All terrain cranes and telescopic container stackers are manufactured in Montceau-les-Mines, France;
•	Rough terrain cranes, truck cranes and truck mounted cranes are manufactured in Waverly, Iowa;
•	Lift and carry cranes are manufactured in Brisbane, Australia;
•	Tower cranes are manufactured in Fontanafredda and Milan, Italy and Wilmington, North Carolina;
•	Lattice boom crawler cranes are manufactured in Wilmington, North Carolina; and
•	Lattice boom crawler cranes, all terrain cranes and large tower cranes are manufactured in Zweibruecken, Wallerscheid and Bierbach, Germany, and Pecs, Hungary.

TEREX AERIAL WORK PLATFORMS

The Terex Aerial Work Platforms segment was formed upon the completion of the acquisition of Genie Holdings, Inc. and its affiliates (“Genie”) on September 18, 2002. The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products,

Back to Index

related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the TEREX and GENIE brand names and the TEREX name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison. Effective January 1, 2006, the European telehandlers business became a part of the Terex Aerial Work Platforms Segment. See “Subsequent Segment Events” below.

Terex Aerial Work Platforms has six significant manufacturing operations:
•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington;
•	Construction trailers are manufactured in Elk Point, South Dakota;
•	Telehandlers are manufactured in Baraga, Michigan and Redmond, Washington; and
•	Trailer-mounted light towers, concrete finishing equipment, power buggies, generators and traffic control products are manufactured in Rock Hill, South Carolina, and Brampton, Ontario, Canada.

TEREX MATERIALS PROCESSING & MINING

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the TEREX brand name and the TEREX name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. Effective January 1, 2006, the mobile crushing and screening group became a part of the Terex Materials Processing & Mining Segment. See “Subsequent Segment Events” below.

Terex Materials Processing & Mining has eight significant manufacturing operations:

•	Hydraulic mining excavators are manufactured in Dortmund, Germany;
•	Drilling equipment is manufactured in Denison, Texas;
•	High capacity surface mining trucks are manufactured, and components for other Terex businesses are fabricated, in Acuña, Mexico;
•	Crushing and screening equipment is manufactured, assembled, sold and serviced in Melbourne, Australia; Subang Jaya, Malaysia; Chomburi, Thailand; and Durand, Michigan; and
•	Crushing and screening equipment, along with asphalt pavers for the Terex Roadbuilding, Utility Products and Other segment, is manufactured in Cedar Rapids, Iowa.

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

Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices and digger derricks as well as other products that service the utility industry. The Company also operates a fleet of rental utility products under the name Terex Utilities Rental.

The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name.

The Company, through Terex Financial Services, Inc. (“TFS”), offers its customers a variety of financial products to enable them to acquire products manufactured by the Company and its subsidiaries. TFS operates primarily in Europe and North America. In North America, TFS, the Company and the Company’s other domestic subsidiaries have entered into an arrangement with General Electric Capital Corporation Vendor Financial Services (“GE Capital”), whereby GE Capital acts as the preferred provider of all such loans and leases and provides a dedicated team to work with TFS and the Company’s customers. All such loans and leases are originated by GE Capital on a private label basis under the licensed trade name “TFS Capital Funding” and GE Capital generally bears all credit risk in connection with such loans and leases. Terex receives fee and expense reimbursements from GE Capital, and TFS shares in t he profitability of the loan and lease portfolio originated by GE Capital to purchasers of Terex products. As a result, TFS participates in the benefits associated with the financing of the Company’s products with marginal expense and without adding additional debt to Terex. In Europe, TFS operates through a joint venture, of which the Company is a 40% owner, with a leading financial institution. The joint venture facilitates the financing of all of the Company’s products sold in Europe. See “Other Businesses” for more information regarding the TFS joint venture in Europe.

Back to Index

Terex Roadbuilding, Utility Products and Other has eight significant manufacturing operations:

Roadbuilding

•	Pavement profilers, reclaimers/trimmers, asphalt plants, concrete plants, concrete pavers and landfill compactors are manufactured in Oklahoma City, Oklahoma;
•	Asphalt pavers and asphalt plants are manufactured in Cachoeirinha, Brazil;
•	Concrete pavers are manufactured in Canton, South Dakota and Opglabbeek, Belgium; and
•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana.

Utility Products

•	Utility aerial devices and digger derricks are manufactured in Watertown and Huron, South Dakota.

Other

•	A range of 4x4 to 12x12 heavy duty on and off-road vehicles for military and commercial applications are manufactured in Koprivnice, Czech Republic and Fort Wayne, Indiana.

OTHER BUSINESSES

As discussed in Note J - “Investment in Joint Venture” in the Notes to the Consolidated Financial Statements, the Company has a 40% ownership interest in a joint venture, Terex Financial Services Holding B.V. (“TFSH B.V.”). The other 60% of TFSH B.V. is owned by De Lage Landen International B.V. (“DLL”), a wholly-owned subsidiary of Rabobank. TFSH B.V. was originally established to provide customers the option to finance Genie’s products sold in Europe by offering loans and leases to purchasers of Genie products and on January 1, 2004, as part of the joint venture’s reorganization, the scope of TFSH B.V.’s operations was broadened, as it was provided with the opportunity to facilitate the financing of all of the Company’s products sold in Europe. TFSH B.V. is a direct lender and makes its loans with funds obtained from equity contributions made by DLL and the Company and a debt facility made available to TFSH B.V. by DLL and Rabobank.

The Company has an interest in a joint venture in India under the name Terex Vectra Equipment Pvt. Ltd., which manufactures and markets compact construction equipment.

Terex has a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited (“North Hauler”), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in the People’s Republic of China under the Terex brand name. Terex also has a minority interest in Atlas Construction Machinery Company Ltd., a company incorporated under the laws of China, which manufactures excavators in China.

Terex also participates in joint ventures in China under the names Wieland International Trading (Shanghai) Co. Ltd. and Shanghai Wieland Engineering Co. Ltd., which manufacture replacement and wear parts for crushing equipment.

The Company owns a minority interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment located in Florida.

Back to Index

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

On April 4, 2006, the Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), for approximately $25 million. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane will be included in the Terex Cranes segment from their date of acquisition.

BUSINESS STRATEGY

Terex’s mission is to satisfy its customers with value added offerings that exceed their current and future needs. Terex’s goal is to manufacture and market high quality capital equipment designed to improve its customers’ return on invested capital and/or in-use productivity. Terex’s vision focuses on the Company’s core constituencies of customers, team members and stakeholders:

•	Customers: Terex aims to be the most customer responsive company in its industry as determined by the customer;
•	Team Members: Terex aims to be the best place to work in its industry as determined by its team members; and
•	Stakeholders: Terex aims to be the most profitable company in its industry as measured by ROIC.

In 2005, the Company introduced the “Terex Business System” or “TBS.” The Terex Business System is the framework around which Terex intends to build a better company and achieve its long-term goals. TBS is the next phase of the Company’s internal improvement plan, which builds upon the Terex Improvement Process that the Company launched in 2003.

Back to Index

The foundational elements of the Terex Business System are:

•	Customer Driven Business Processes, evidenced by continuous improvement in quality, speed and simplicity;
•	Superb Human Resource Practices;
•	Leadership Commitment for Competitive Advantage; and
•	The Terex Improvement Process.

The TBS base supports the activities of:

•	Achieving Intense Customer Focus;
•	Planning Excellence and Annual Deployment;
•	Developing Operational Excellence Across the Entire Value Chain; and
•	Rapidly Delivering New Products and Services.

Lean principles and lean thinking are applied to every aspect of business and are key concepts that work in conjunction with the Terex Business System. The core applications of lean thinking involve the Company’s promotion of a culture of continuous improvement and the removal of waste (anything that does not add value) at every organizational level of the Company. The Company has established Terex learning centers with the purpose of teaching these principles to key personnel throughout the Company. This project will be the cornerstone of the Company’s activities for years to come.

With its mission, goal and vision in mind, and using TBS as a framework, the Company has focused on a number of strategic initiatives to move Terex forward.

Customer Driven Business Processes

Terex will continue to focus on streamlining the Company’s interface with its customers. The Company remains committed to becoming more customer-centric and making it easier for customers to do business with the Company, with the goal of Terex being the most customer responsive company in its industry. The Company has added staff at the senior level in the marketing area to better address customer needs and to present “one face” for Terex to the customer. To this end, the Company is in the process of building a franchise under the Terex brand name by migrating historic brand names for many of its products to the Terex brand, including in some cases using the historic brand in conjunction with the Terex brand for a transitional period of time. The Company is continuing to work on ways to streamline its customer interaction, before, during and after the sale of a product. The Company remains dedicated to providing its customers with products that improve their performance and productivity.

Think Terex

All of the elements of the Terex Business System focus the Company to “Think Terex.” “Think Terex” is about operating as a unified company, rather than a portfolio of individual companies that have been acquired over time to form Terex. A unified Terex will combine the strengths of many different people, products and technology under one global umbrella. This will allow Terex to realize synergies across its operations. One example is the Company’s effort to improve manufacturing facility utilization around the world. Each Company business location, while geographically separate, will be connected by the goal of doing what is best for Terex as a company in every application of its individual business. In this regard, there will be more integrated use of the Company’s facilities, as a facility cannot be viewed as belonging to a particular segment, but needs to be understood as a Terex facility, one that may be used by multiple segments of the Company’s business for the greater good of the Company.

Promoting Superb Human Resource Practices

For the Company to be successful, it will need a talented and energized workforce. The Company remains committed to retaining its brightest minds, in addition to improving its talent base and attracting top level talent to the Company both from within and beyond the Company’s industry. The Company’s goal is to be the preferred place to work in its industry, and to attract the best people by creating a Terex culture that is exciting, creative, fun and embraces continuous improvement. Terex team members are viewed as an expandable resource and an asset of the Company.

Developing Operational Excellence in the Supply Chain

In 2005, Terex established a new corporate operations group, with the goal of developing and implementing world-class capability in supply chain management, logistics and global purchasing. Historically, Terex supply chain decisions have been made site by site, which provided limited opportunity to leverage Terex’s size. Now, Terex will focus on gaining efficiencies with suppliers based on the Company’s global purchasing power and resources in a way that transcends individual business units. While local responsibility will be retained, there will be a comprehensive effort to reduce cost, improve quality, simplify operating systems and optimize new product development to market time. Terex is dedicated to leveraging its size and consolidating vendors in an effort to remove waste throughout the organization.

Back to Index

Delivering Diverse Products and Services to Diverse End-Markets

Terex has focused on growing and improving the operations of its core business segments. The Company has expanded the size and scope of its core businesses both through acquisitions and through development of new products to increase its market share. In addition, Terex is focused on expanding the geographic reach of its products, emphasizing developing areas such as China and India. Management believes that these initiatives continue to help to reduce the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded the Company’s product lines and geographic reach, added new technology and improved Terex’s distribution network.

As a result, the Company has developed a geographically diverse revenue base with approximately 40% of its revenues derived from North America, 35% from Europe and 25% from the rest of the world. Terex has built a diverse product portfolio addressing a range of end-markets. The following table lists the Company’s main product categories, their percentage of the Company’s total sales and the footnotes state which business segments are principally responsible for each product category.

	PERCENTAGE OF SALES

PRODUCT CATEGORY	2005	2004	2003

Aerial Work Platforms (3)	21	15	14
Compact and Heavy Construction Equipment (1) (3)	18	17	17
Crushing, Screening & Paving Equipment (1) (4)	14	14	15
Mobile Telescopic Cranes (2)	11	16	18
Mining Equipment (1) (4)	11	10	8
Lattice Boom & Tower Cranes (2)	7	4	7
Off-Highway Construction Trucks (1) (4)	5	7	6
Utility Equipment (1) (5)	4	5	6
On/Off Road Heavy Duty Vehicles (1) (5)	4	5	2
Boom Trucks (1) (2)	2	2	3
Material Handlers & Container Stackers (2) (3)	1	3	3
Other (3) (5)	2	2	1

TOTAL	100%	100%	100%

______________
(1)	Terex Construction
(2)	Terex Cranes
(3)	Terex Aerial Work Platforms
(4)	Terex Materials Processing & Mining
(5)	Terex Roadbuilding, Utility Products and Other

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

Rigid off-highway trucks are two-axle machines which generally have larger capacities than articulated off-highway trucks, but can operate only on improved or graded surfaces. The capacities of rigid off-highway trucks range from 35 to 100 tons, and are used in large construction or infrastructure projects, aggregates and smaller surface mines. Terex’s rigid trucks are manufactured in Motherwell, Scotland, under the TEREX brand name.

Back to Index

Scrapers move dirt by elevating it from the ground to a bowl located between the two axles of the machine. Scrapers are used most often in relatively dry, flat terrains. Terex scrapers are manufactured in Motherwell, Scotland, under the TEREX brand name.

Excavators are used for a wide variety of construction applications, including non-residential construction (such as commercial sites and road construction) and residential construction. These machines are crawler type excavators ranging in size from 13 to 36 tons and wheeled type excavators ranging in size from 13.4 to 22.5 tons. Terex excavators are manufactured in Ganderkesee, Germany and sold under the TEREX and TEREX|ATLAS brand names in Europe and are also manufactured in China and sold under the TEREX and TEREX|ATLAS brand names in Asia. Terex also markets excavators manufactured for Terex in South Korea that are sold under the TEREX brand name in North America.

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

Truck mounted articulated hydraulic cranes are available in two product categories, each with a maximum reach of approximately 100 feet. The “knuckle boom” crane can be mounted either on the front or the rear of commercial trucks which are folded within the width of the truck while in transport. The “V-boom” crane is also mounted on the front or the rear of the truck and spans the length of the truck while folded. These machines are manufactured in Delmenhorst, Germany under the TEREX and TEREX|ATLAS brand names.

Loading machines are designed for handling logs, scrap and other bulky materials with clamshell, magnet or grapple attachments. There are stationary and mobile models for loading barges and various operations in scrap, manufacturing and materials handling. Terex produces loading machines ranging from 11 to 66 tons at its facilities in Bad Schoenborn and Ganderkesee, Germany, under the TEREX, TEREX|FUCHS and TEREX|ATLAS brand names.

COMPACT CONSTRUCTION EQUIPMENT. Terex Construction manufactures a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction equipment, excavators, loading machines, site dumpers, European telehandlers and wheel loaders.

Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications. Terex offers four models of loader backhoes, ranging from 69 to 90 horsepower. Terex loader backhoes are currently manufactured under the TEREX and TEREX|FERMEC brand names in Coventry, England.

Compaction equipment manufactured by Terex ranges from small portable plates to heavy duty ride-on rollers. Single and reversible direction plates are used in the compaction of trench backfill material, paths and driveways. A range of tandem rollers from 1.5 to 10 tons covers larger applications, including road formation, construction and asphalt surfacing. Self-propelled rollers from 6 to 12 tons are used in landfill site construction and on soil and sub-base materials. Included in the range are sophisticated infrared trench compactors that enable the operator to use the machine at a distance. Terex compaction equipment is currently manufactured in Coventry, England, under the TEREX and TEREX|BENFORD brand names.

Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for landscaping and concrete applications. Terex offers a variety of two-wheel and four-wheel drive models. Site dumpers are manufactured in Coventry, England, under the TEREX and TEREX|BENFORD brand names.

Excavators in the compact equipment category include mini and midi excavators used in the general construction, landscaping and rental businesses. Mini excavators are crawler type excavators ranging in size from 1.5 to 5.5 tons. These machines are equipped with either rubber or steel tracks. Midi excavators are manufactured in a mobile (wheeled) version in the 6 to 11 ton sizes for the world market. These excavators are commonly used for excavation and lifting in confined areas in communities and rental businesses. Midi excavators are also manufactured as crawler excavators in sizes between 5.5 and 12.5 tons. In the 6 to 12 ton sizes, Terex offers standard steel tracks and optional rubber tracks. These excavators are manufactured in Germany and China under the TEREX, TEREX|SCHAEFF and TEREX|ATLAS brand names.

Wheel Loaders are used for loading and unloading materials. Due to the large variety of attachments, these machines are also multi-equipment carriers used not only in the field of construction but also in industrial, rental and landscaping business. Terex wheel loaders are manufactured under the brand names of TEREX and TEREX|SCHAEFF at its facilities in Crailsheim, Germany and Tianjin, China.

Back to Index

Telehandlers are used to move and place materials on new residential and commercial job sites. Terex Construction manufactures telehandlers with load capacities of up to 13,200 pounds and with a maximum extended reach of up to 71 feet and lift capabilities of up to 82 feet. Terex Construction also manufactures 360-degree boom rotating telehandlers. These telehandlers are manufactured and marketed under the TEREX and GENIE brand names at its facility in Perugia, Italy. For information concerning the realignment of Terex’s European telehandlers business effective January 1, 2006, see “Subsequent Segment Events” above.

CRUSHING AND SCREENING EQUIPMENT. Crushing and screening equipment offered by Terex Construction is used in the quarry, demolition and recycling industries. Crushing and screening plants can be either stationary or portable. Portable crushing and screening plants are configured with a variety of components to provide easy site-to-site mobility, application versatility, flexible on-demand finished product and reduced set-up time. For information concerning the realignment of Terex’s crushing and screening group effective January 1, 2006, see “Subsequent Segment Events” above.

Terex Construction manufactures a range of track-mounted jaw, impactor and cone crushers as well as base crushers for integration within static plants under the TEREX|PEGSON brand name in Coalville, England.

Jaw crushers are used mostly for primary applications at the quarry face or on recycling duties. Models offered provide a range of capabilities from 100 - 500 tons per hour. Impactor crushers are used in quarries for primary and secondary applications as well as on recycling. Generally they are more suitable for larger reduction on materials with low to medium abrasiveness.

Cone crushers are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.

Terex Construction manufactures screening equipment in Dungannon, Northern Ireland and Omagh, Northern Ireland under the brand names POWERSCREEN and TEREX|FINLAY.

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

Trommels are used in the recycling of construction and demolition waste materials, as well as soil, compost and wood chips. Trommels incorporate conveyors and variable speed fingertip control of the belts and rotating drum to separate the various materials. Terex Construction manufactures a range of trommel and soil shredding equipment. Trommels also are used to process construction and demolition waste, as well as decasing, segmenting and processing empty bottles. The soil shredding units are used mainly by landscape contractors and provide a high specification end product.

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

Rough terrain cranes move materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods of time. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. Terex offers rough terrain cranes with lifting capacities ranging from 20 to 100 tons and maximum tip heights of up to 195 feet. Terex manufactures its rough terrain cranes at its facilities located in Waverly, Iowa, and Crespellano, Italy, under the brand names TEREX and TEREX|BENDINI.

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

Back to Index

All terrain cranes were developed in Europe as a cross between rough terrain and truck cranes, and are designed to travel across both rough terrain and highways. All terrain cranes manufactured by Terex have lifting capacities of up to 800 tons and maximum tip heights of up to 490 feet. Terex manufactures all terrain cranes at its Montceau-les-Mines, France, and Zweibruecken and Wallerscheid, Germany, facilities under the brand names TEREX, TEREX|PPM and TEREX|DEMAG.

Lift and carry cranes are designed primarily for site work, such as at mine sites, big fabrication yards and building and construction sites. Terex offers five models of lift and carry cranes with lifting capacities ranging from 11 to 22 tons. Lift and carry cranes are manufactured in Terex’s Brisbane, Australia, facility under the brand name TEREX|FRANNA.

TOWER CRANES. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point where it is being used. They include a vertical tower with a horizontal jib with a counterweight at the top (except for self-erecting tower cranes where the counter weight is at the bottom and the entire tower rotates). On the jib is a trolley through which runs a load carrying cable and moves the load along the jib length. On larger cranes, the operator is located above the work site where the tower and jib meet, providing superior visibility. The jib also rotates 360 degrees, creating a large working area equal to twice the jib length. Tower cranes are currently produced by Terex in Fontanafredda and Milan, Italy, under the TEREX and TEREX|COMEDIL brand names and in Zweibruecken, Germany and Wilmington, North Carolina, under the TEREX and TEREX|PEINER brand names. Terex produces the following types of tower cranes:

Self-erecting tower cranes are trailer-mounted and unfold from four sections (two for the tower and two for the jib); certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Applications include residential and small commercial construction. Crane heights range from 58 to 106 feet and jib lengths from 52 to 131 feet.

Hammerhead tower cranes have a tower and a horizontal jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project. They have a maximum free-standing height of 250 to 300 feet and a maximum jib length of 240 feet.

Flat top tower cranes have a tower and a horizontal jib assembled from sections. There is no A-frame above the jib, which reduces cost and facilities assembly. The jib is self-supporting and consists of reinforced jib sections. These cranes are assembled on site in one to two days, and can increase in height with the project. They have a maximum freestanding height of 346 feet and a maximum jib length of 279 feet.

Luffing jib tower cranes have a tower and an angled jib assembled from sections. There is one A-frame above the jib to which suspension cables supporting the jib are attached. Unlike other tower cranes, there is no trolley to control lateral movement of the load, which is accomplished by changing the jib angle. These cranes are assembled on site in two to three days, and can increase in height with the project. They have a maximum freestanding height of 185 feet and a maximum jib length of 200 feet. Luffing jib tower cranes operate like a traditional lattice boom crane mounted on a tower.

LATTICE BOOM CRAWLER CRANES. Lattice boom crawler cranes are designed to lift material on rough terrain and can maneuver while bearing a load. The boom is made of tubular steel sections, which are transported to and erected, together with the base unit, at a construction site.

Hydraulic lattice boom crawler cranes manufactured in Wilmington, North Carolina, under the TEREX and AMERICAN brand names have lifting capacities from 50 to 275 tons. Larger crawler cranes manufactured in Zweibruecken, Germany, under the TEREX and TEREX|DEMAG brand names have lifting capacities ranging from 300 to 1,750 tons.

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

Telescopic truck mounted cranes enable an operator to reach heights of up to 163 feet and have a maximum lifting capacity of up to 35 tons. Terex manufactures its telescopic truck mounted cranes at its Waverly, Iowa facility under the brand name TEREX.

Back to Index

TELESCOPIC CONTAINER STACKERS. Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker’s boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 280 (+95/-185) degrees.

Telescopic container stackers manufactured by Terex have lifting capacities up to 49.5 tons, can stack up to five full containers and are able to maneuver through very narrow areas. Terex manufactures its telescopic container stackers under the brand names TEREX and TEREX|PPM at its Montceau-les-Mines, France, facility.

TEREX AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment position workers and materials easily and quickly to elevated work areas. These products have developed over the past twenty years as alternatives to scaffolding and ladders. Terex offers a variety of aerial lifts that are categorized into six product families: material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating booms; and self-propelled telescopic booms; and scissor lifts. All of these aerial lifts are manufactured under the brand name GENIE in Redmond and Moses Lake, Washington.

Material lifts are used primarily indoors in the construction, industrial, theatrical and home owner markets. They safely and easily lift up to 1,000 pounds from ground level to heights of up to 26 feet.

Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance. These aerial work platforms lift one or two people to working heights of up to 46 feet. Most models will roll through a standard doorway and can be transported in the back of a pick-up truck. Some models are drivable when fully elevated.

Trailer-mounted articulating booms are used both indoors and outdoors, provide versatile reach, and have the ability to be towed between job sites. Terex Aerial Work Platforms trailer-mounted articulating booms have rated capacities of 500 pounds and a working height of up to 56 feet.

Self-propelled articulating booms are primarily used in construction and industrial applications, both indoors and out. They feature lifting versatility with up, out and over position capabilities to access difficult to reach overhead areas that typically cannot be reached with a scissor lift or telescopic boom. Many options are available, including: two- and four-wheel drive; rough terrain models; narrow access models that roll through standard double doorways; gas/LPG, diesel, electric, and hybrid capabilities. Models have working heights from 36 to 141 feet and horizontal reach up to 70 feet.

Self-propelled telescopic booms are used outdoors in commercial and industrial construction and highway and bridge maintenance projects. Terex Aerial Work Platforms telescopic booms offer working heights from 46 to 131 feet, articulated jibs on some models, and options including two- and four-wheel drive, rough terrain packages and multi-power capabilities.

Scissor lifts are used in outdoor and indoor applications in a variety of construction, industrial and commercial settings. Terex Aerial Work Platforms scissor lifts are offered in slab or rough terrain models. Some of their features are narrow access capability, slide-out platform extension, quiet electric drives, rough terrain models, and working heights from 21 to 59 feet.

CONSTRUCTION TRAILERS. Terex produces construction trailers at its facility in Elk Point, South Dakota under the TEREX|LOAD KING brand name.

Construction trailers manufactured by Terex are used in the construction industry to haul materials and equipment. Bottom dump material trailers are used to transport raw aggregates, crushed aggregates and finished hot mix asphalt paving material. Lowbed trailers have capacities from 25 to 100 tons and are designed with several gooseneck systems and are used primarily to transport construction equipment.

TELEHANDLERS. The Terex Aerial Work Platforms segment also markets telehandlers under the TEREX and GENIE brand names manufactured at its facilities in Baraga, Michigan and Redmond, Washington. The Terex Aerial Work Platforms segment also markets telehandlers manufactured by TerexLift in Italy. For information concerning the realignment of Terex’s European telehandlers business effective January 1, 2006, see “Subsequent Segment Events” above.

Telehandlers are used to move and place materials on residential and commercial job sites and are also used in the landscaping, recycling and agricultural industries. Terex Aerial Work Platforms manufactures telehandlers with load capacities of up to 10,000 pounds and lift capabilities of up to 56 feet.

LIGHT CONSTRUCTION EQUIPMENT. Light construction equipment produced by Terex includes trailer-mounted light towers, concrete finishing equipment, power buggies, generators and traffic control products.

Back to Index

Trailer-mounted light towers are used primarily to light work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide lighting for construction activity for a radius of approximately 300 feet from the tower. Light towers are manufactured under the TEREX, GENIE and TEREX|AMIDA brand names in Rock Hill, South Carolina and Redmond, Washington.

Concrete finishing equipment, which includes power trowels, screeds and surface grinders, are primarily used to provide a smooth finish on concrete surfaces. Power trowels are used on soft cement as the concrete hardens and are manufactured as walk-behind and ride-on models. Power trowels are typically used in conjunction with other products manufactured by Terex, including light towers, power buggies, screeds, and material spreaders. Concrete finishing equipment is manufactured under the TEREX and TEREX|BARTELL brand names in Brampton, Ontario, Canada.

Power buggies are used primarily to transport concrete from the mixer to the pouring site. Terex power buggies have dump capacities from 16 to 21 cubic feet. Terex manufactures power buggies under the TEREX, TEREX|AMIDA and TEREX|MORRISON brand names in Rock Hill, South Carolina.

Generators are used to provide electric power on construction sites and other remote locations. Generators up to 225 kilowatts are manufactured under the TEREX brand name in Rock Hill, South Carolina.

Traffic control products (arrow boards or detour lights) are used to direct traffic around road construction sites. They are primarily solar powered, with solar panels continuously recharging batteries which provide power during night hours. Terex traffic control products include 15 and 25 light configurations, and are manufactured under the TEREX and TEREX|AMIDA brand names in Rock Hill, South Carolina.

TEREX MATERIALS PROCESSING & MINING

MINING EQUIPMENT. Terex Materials Processing & Mining offers high capacity surface mining trucks and hydraulic mining excavators used in the surface mining industry.

Hydraulic mining excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load them into trucks. These excavators are utilized in surface mines, quarries and large construction sites around the world. Terex excavators have operating weights ranging from 90 to 1,100 tons and bucket sizes ranging from 7 to 65 cubic yards. They are manufactured under the TEREX and TEREX|O&K brand names in Dortmund, Germany.

High capacity surface mining trucks are off-road dump trucks with capacities in excess of 120 tons. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Terex’s product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 360 tons, and bottom dump trucks with payload capacities ranging from 180 to 300 tons. Terex’s high capacity surface mining trucks are manufactured under the TEREX and TEREX|UNIT RIG brand names in Acuña, Mexico.

DRILLING EQUIPMENT. Terex Materials Processing & Mining offers a wide selection of drilling equipment and tools for surface and underground mining, quarrying, construction, and utility applications. Terex Materials Processing & Mining manufactures drilling equipment under the TEREX|REEDRILL brand name in Denison, Texas.

Terex drilling equipment includes jumbo drills used in underground hard rock mining and tunneling, hydraulic track drills for quarrying, construction, and mining, rotary drills for open pit mining and auger drills used in construction and foundation. Drilling tools also include a broad line of auger tools. For information concerning the Company’s acquisition of Halco on January 24, 2006, including the products Halco manufactures, see “Subsequent Segment Events” above.

CRUSHING AND SCREENING EQUIPMENT. Crushing and screening equipment is used in processing aggregate materials for roadbuilding materials. Typical crushing and screening operations utilize a combination of components in reducing virgin aggregate materials to required product sizes for final usage in road building and related applications. Terex Materials Processing & Mining manufactures crushing equipment under the TEREX, TEREX|CEDARAPIDS, TEREX|ELJAY, TEREX|CANICA and TEREX|JAQUES brand names in Cedar Rapids, Iowa; Durand, Michigan; Melbourne, Australia; and Subang Jaya, Malaysia. Crushing equipment manufactured by Terex Materials Processing & Mining includes jaw crushers, horizontal shaft impactors, vertical shaft impactors and cone crushers. For information concerning the realignment of Terex’s crushing and screening group effective January 1, 2006, see “Subsequent Segment Events” above.

Back to Index

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

Terex Materials Processing & Mining manufactures screening equipment in Durand, Michigan; Cedar Rapids, Iowa; Melbourne, Australia; Subang Jaya, Malaysia; and Chomburi, Thailand, under the brand names TEREX, TEREX|SIMPLICITY, TEREX|CEDARAPIDS, TEREX|ELJAY and TEREX|JAQUES.

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

Feeders are generally situated at the primary end of the processing facility, requiring rugged design in order to handle the impact of the material being fed from front end loaders and excavators. The feeder moves material to the crushing and screening equipment in a controlled fashion.

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

ASPHALT AND CONCRETE EQUIPMENT. Terex Roadbuilding manufactures asphalt pavers, asphalt plants, concrete production plants, concrete mixers, concrete pavers, pavement profilers, stabilizers and reclaimers at its facilities in Oklahoma City, Oklahoma; Fort Wayne, Indiana; Canton, South Dakota; Cachoeirinha, Brazil; and Cedar Rapids, Iowa.

Asphalt pavers are available in rubber tire and steel or rubber track designs. Terex sells asphalt pavers with maximum widths from 18 to 30 feet. The smaller units have a maximum paving width of 18 feet and are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects and have maximum paving widths ranging from 24 to 28 feet. High production pavers are engineered and built for heavy-duty, mainline paving and are capable of 30 foot maximum paving widths. All of the above feature direct hydrostatic drive for maximum uptime, patented frame raise for maneuverability and three-point suspension for smooth, uniform mats. Terex asphalt pavers are manufactured under the TEREX|CEDARAPIDS brand name in Cedar Rapids, Iowa, and under the TEREX|CMI brand name in Cachoeirinha, Brazil.

Asphalt plants are used by road construction companies to produce hot mix asphalt. The asphalt plants are available in portable, relocatable and stationary configurations. Associated plant components and control systems are manufactured to offer customers a wide variety of equipment to meet individual production requirements. Asphalt plants are manufactured under the TEREX|CMI and TEREX|CEDARAPIDS brand names in Oklahoma City, Oklahoma, and under the TEREX|CMI brand name in Cachoeirinha, Brazil.

Back to Index

Concrete production plants are used in residential, commercial, highway, airport and other markets. Terex products include a full range of portable and stationary transit mix and central mix production facilities. They are manufactured in Oklahoma City, Oklahoma, and sold worldwide under the TEREX|JOHNSON-ROSS brand name.

Concrete mixers are machines with a large revolving drum in which cement is mixed with other materials to make concrete. Terex offers models mounted on trucks with three, four, five, six or seven axles and other front and rear discharge models. They are manufactured in Fort Wayne, Indiana, under the brand name TEREX|ADVANCE .

Concrete pavers produced by Terex are used by paving contractors to place and finish concrete streets, highways and airport surfaces. Terex manufactures slipform pavers, which pave widths ranging from 2 to 35 feet in a single pass. Terex also produces concrete pavers which require paving forms, usually metal, to contain the paving material. These pavers are used on bridge decks, elevated highways and for general conduction paving needs. Concrete pavers are manufactured under the TEREX|CMI and BID-WELL brand names in Oklahoma City, Oklahoma; Canton, South Dakota and Opglabbeek, Belgium.

Pavement profilers mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed. The process is less costly than complete removal, and produces a by-product, RAP (Recycled Asphalt Product), that can be processed through Terex hot mix asphalt plants to produce lower cost paving materials. Terex produces pavement profilers in Oklahoma City, Oklahoma, under the TEREX|CMI brand name.

Reclaimers/Stabilizers produced by Terex are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement. Terex’s reclaimers/stabilizers are manufactured in Oklahoma City, Oklahoma, under the TEREX|CMI brand name.

Landfill compactors produced by Terex are used to compact garbage and refuse at landfill sites. Terex’s landfill compactors are manufactured in Oklahoma City, Oklahoma, under the TEREX brand name.

UTILITY EQUIPMENT. Terex utility products include digger derricks, aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications companies and the electric construction industry, as well as by government organizations. The products are primarily mounted on commercial truck chassis. Digger derricks and aerial devices are primarily used for the construction and maintenance of electric utility lines.

Digger derricks are used to dig holes and set utility poles. They include a telescopic boom with an auger mounted on the boom, which digs the hole, and a winch and devices to lift, maneuver and set the pole. Digger derricks available from Terex have sheave heights up to 95 feet and lifting capacities up to 48,000 pounds. Terex digger derricks are manufactured in Watertown, South Dakota, under the brand name TEREX|TELELECT.

Aerial devices are used to elevate workers and material to work areas at the top of utility poles, transmission lines and for trimming trees away from electrical lines, as well as for miscellaneous purposes such as sign maintenance. Aerial devices available from Terex include telescopic, non-overcenter and overcenter models that range in working heights from 34 to 167 feet and material handling capacity up to 2,000 pounds. Terex aerial devices are manufactured at the Watertown, South Dakota, facility under the brand names TEREX|TELELECT and TEREX|HI-RANGER.

Cable placers are used to install fiber optic, copper and strand telephone and cable lines. The cable placer includes a man basket with working height of 37 feet. They are manufactured in Watertown, South Dakota, under the brand name TEREX|TELELECT.

ON/OFF ROAD HEAVY DUTY VEHICLES. Terex produces, through its majority ownership of Tatra, a range of 4x4 to 12x12 heavy duty on and off-road vehicles for military and commercial applications at its facility in Koprivnice, Czech Republic under the TATRA brand name. ATC manufactures vehicles based on the Tatra design and technology incorporating U.S. components at the Company’s Terex Advance Mixer facility in Fort Wayne, Indiana under the brand names TEREX, AMERICAN TRUCK COMPANY and ATC.

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

Back to Index

BACKLOG

The Company’s backlog as of December 31, 2005 and 2004 was as follows:

	December 31,

	2005	2004

	(in millions)
Terex Construction	$290.4	$267.0
Terex Cranes	452.6	251.0
Terex Aerial Work Platforms	482.0	152.9
Terex Materials Processing & Mining	219.6	171.0
Terex Roadbuilding, Utility Products and Other	219.2	185.3
Eliminations	(21.2)	(16.0)

Total	$1,642.6	$1,011.2

Substantially all of the Company’s backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. The Company’s backlog orders represent primarily new equipment orders. The increase in backlog reflects rapidly improving end market conditions, mainly in the North American construction market, the aerial work platforms business (which mainly sells into the rental channel), and the global surface mining industry. Parts orders are generally filled on an as-ordered basis.

Terex Construction’s backlog at December 31, 2005 increased $23.4 million to $290.4 million, as compared to $267.0 million at December 31, 2004. The slight increase was a result of enhanced order activity for off-highway trucks and other heavy construction equipment. Orders in hand for the Company’s compact construction and mobile crushing and screening equipment were essentially flat versus the prior year, reflecting mixed performance across these product lines.

The backlog at Terex Cranes increased $201.6 million to $452.6 million at December 31, 2005 from $251.0 million at December 31, 2004. Terex Cranes experienced meaningful improvement in backlog orders across most product categories, with particular strength in North America, posting an increase in order backlog of approximately $170 million, or 260% greater than at December 31, 2004. The tower crane business also posted a year over year backlog increase in excess of 100%.

The $329.1 million increase in the backlog of Terex Aerial Work Platforms to $482.0 million at December 31, 2005 from $152.9 million at December 31, 2004 is a reflection of the continued demand from this business’s end markets and customers, primarily the equipment rental business. In addition to orders for the traditional aerial work platform products, the Company is also experiencing increased demand for the telehandler product offerings.

Terex Materials Processing & Mining’s backlog at December 31, 2005 increased $48.6 million to $219.6 million compared to $171.0 million at December 31, 2004. The approximate 28% increase in order backlog was principally due to heightened market demand for the Company’s surface mining equipment, a direct reflection of higher commodity prices.

The backlog at Terex Roadbuilding, Utility Products and Other increased $33.9 million to $219.2 million at December 31, 2005 from $185.3 million at December 31, 2004. The slight increase in backlog reflects the continued weakness in demand for most of this segment’s product categories, with $22.1 million of the backlog increase related to the concrete mixing truck business, which benefited from the strong North American housing market, as well as the North American non-residential recovery.

DISTRIBUTION

Terex distributes its products through a global network of dealers, major accounts and direct sales to customers.

TEREX CONSTRUCTION

Terex distributes heavy construction equipment (trucks, scrapers and replacement parts) manufactured in the United Kingdom primarily through worldwide dealership networks. Terex’s truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product. Excavators manufactured in Germany and China are sold in Europe and Asia through a network of independent dealers and distributors. Wheel loaders manufactured in Germany are sold in Europe through a network of independent dealers and distributors. Excavators and wheel loaders manufactured for Terex in South Korea are only sold in North America through Terex’s existing heavy construction equipment dealer network. Loading machines manufactured in Germany are sold worldwide through a network of independent dealers and distributors.

Back to Index

Terex distributes compact construction equipment primarily through a network of independent dealers and distributors throughout the world. Although some dealers represent only one of the Terex brands (such as TEREX|SCHAEFF, TEREX|ATLAS or TEREX|FERMEC), the Company has recently focused on developing the dealer network to represent the full range of compact equipment under the TEREX brand name in both Europe and North America. In addition, Terex distributes its compact construction equipment in North America through the Terex Aerial Work Platforms segment’s sales staff. Furthermore, Terex has begun to establish a dealer network in China as well.

Mobile crushing and screening equipment is distributed separately by each of Terex’s Powerscreen, Terex|Pegson and Terex|Finlay units. Each business maintains a global network of dealers, predominantly in Europe and the United States. All three brands are supported in North America by a distribution center located in Louisville, Kentucky. For information concerning the realignment of Terex’s crushing and screening group effective January 1, 2006, see “Subsequent Segment Events” above.

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

TEREX AERIAL WORK PLATFORMS

Terex aerial work platform and telehandler products are distributed under the GENIE and TEREX brand names principally through a global network of rental companies, independent dealers and to a lesser extent, national accounts. Terex employs sales representatives who service these dealers from offices located throughout the world. For information concerning the realignment of Terex’s European telehandlers business effective January 1, 2006, see “Subsequent Segment Events” above.

Construction trailers are distributed primarily through dealers in the United States and are also sold directly to users when local dealers are not available.

Terex light construction products are distributed through a global network of dealers, rental companies and national accounts. Terex employs sales representatives who service these dealers throughout the world.

TEREX MATERIALS PROCESSING & MINING

Terex Materials Processing & Mining distributes surface mining truck products and services directly to customers through its own sales organization, as well as through independent dealers. Terex hydraulic excavators and after-market parts and services are sold through an export sales department in Dortmund, Germany, through a global network of wholly-owned subsidiaries and through dealership networks. In addition, Terex’s excavators may be sold and serviced through the Caterpillar dealer network.

Drilling equipment is distributed through a combination of regional sales and support offices and a global network of independent distributors.

Crushing and screening equipment is distributed principally through a worldwide network of independent distributors and dealers. For information concerning the realignment of Terex’s crushing and screening group effective January 1, 2006, see “Subsequent Segment Events” above.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

Terex sells asphalt pavers, reclaimers, stabilizers, profilers, concrete pavers and landfill compactors to end user customers principally through independent dealers and distributors and to a lesser extent on a direct basis in areas where distributors are not established. Terex sells asphalt and concrete plants primarily direct to end user customers.

Terex sells utility equipment to the utility and municipal markets through a network of primarily company-owned distributors in North America.

Terex sells concrete mixers primarily direct to customers, but concrete mixers are also available through several dealers in the United States.

Back to Index

On/off-road heavy duty vehicles for commercial applications are sold in Eastern Europe, the Middle East and Asia through a network of existing dealers and joint venture partners. Vehicles sold for military purposes are sold directly to governments and may include a lengthy direct negotiation process.

RESEARCH AND DEVELOPMENT

The Company maintains engineering staffs at several of its locations who design new products and improvements in existing product lines. The Company’s engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $51.0 million, $46.3 million and $38.6 million in 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 was mainly due to costs incurred to develop design changes to meet specifications for a proposal on military contracts. The increase from 2003 to 2004 was mainly due to the full year inclusion of Tatra a.s. (“Tatra”) and the American Truck Company LLC (“ATC”), manufacturers of heavy duty on and off-road vehicles, and costs related to new product introduction efforts in the product areas of mobile telescopic and lattice boom crawler cranes, wheeled excavators and articulated trucks.

MATERIALS

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company’s performance may be affected by extreme movements in material pricing and from availability of these materials. Specifically, the Company has recently had difficulty in obtaining some of its necessary components, particularly tires. In addition, during recent periods, the Company was affected by increases in the cost of steel. Steel is a major material component for many of the Company’s products, so as cost of steel increased, cost to manufacture these products has increased. Cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company’s requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the increases in the cost of steel, for example, the Company designed and implemented plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs, and increasing the price of the Company’s products. Various of the Company’s operations have implemented price increases and/or surcharges directly intended to offset increases in prices of steel and other components. In 2005, a portion of the increased steel costs was passed to the Company’s customers by way of surcharges and price increases.

COMPETITION

The Company faces a competitive global manufacturing market for each of its products. The Company competes with other manufacturers based on many factors, in particular the price, performance and reliability of its products. The Company generally operates under a best value strategy, where it attempts to offer its customers lower cost products or products that have enhanced performance characteristics to improve the customer’s return on invested capital. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite the Company’s product pricing or performance. The following table shows the primary competitors for the Company’s products in the following categories:

Back to Index

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
Terex Construction	Articulated off-highway trucks & Rigid off-highway trucks	Volvo, Caterpillar, Moxy, John Deere, Bell, Caterpillar and Komatsu
	Scrapers	Caterpillar
	Excavators	Caterpillar, Komatsu, Volvo, John Deere, Hitachi, CNH, Link-Belt (Sumitomo Corporation), Kobelco, Daewoo, Hyundai and Liebherr
	Truck Mounted Articulated Hydraulic Cranes	Palfinger, HIAB, HMF, Effer and Fassi
	Loading Machines	Liebherr, Sennebogen and Caterpillar
	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Daewoo
	Loader Backhoes	Caterpillar, CNH (Case and New Holland brands), JCB, Komatsu, Volvo and John Deere
	Compaction Equipment	Ingersoll-Rand, Caterpillar, Bomag, Amman, Dynapac and Hamm
	Mini Excavators	Bobcat (Ingersoll-Rand), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota
	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar
	Site Dumpers	Thwaites and AUSA
	Telehandlers	JCB, CNH, Caterpillar, Ingersoll-Rand, John Deere, JLG and Manitou
	Mobile Crushing and Screening Equipment	Metso Corporation, Extec, McClusky Brothers, Parker Plant and Viper International
Terex Cranes	Mobile Telescopic Cranes	Liebherr, Grove Worldwide (Manitowoc), Tadano-Faun, Link-Belt (Sumitomo Corporation) and Kato
	Tower Cranes	Liebherr, Potain (Manitowoc) and MAN Wolff
	Lattice Boom Crawler Cranes	Manitowoc, Link-Belt (Sumitomo Corporation), Liebherr, Hitachi and Kobelco
	Boom Trucks	National Crane (Manitowoc), Palfinger, Hiab, Altec, Fassi and PM
	Telescopic Container Stackers	Kalmar, SMV, CVS Ferrari, Fantuzzi, Liebherr and Linde
Terex Aerial Work Platforms	Boom Lifts Scissor Lifts	JLG and Haulotte JLG, Skyjack and Haulotte

Back to Index

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS
	Construction Trailers	Trail King, Talbert, Fontaine, Rogers, Etnyre, Ranco, Clement, CPS, as well as regional suppliers
	Telehandlers	Skytrak (JLG), Lull (JLG), Caterpillar, Gradall (JLG), Bobcat (Ingersoll-Rand), JCB, CNH, Merlo and Manitou
	Trailer-mounted Light Towers	Allmand Bros., Magnum and Ingersoll-Rand
	Concrete Finishing Equipment	Multiquip, Allen Engineering and Wacker
	Power Buggies	Multiquip, Allen Engineering and Wacker
	Generators	Ingersoll-Rand, Multiquip, Wacker and Caterpillar
	Traffic Control Products	Ingersoll-Rand and Multiquip
Terex Materials Processing & Mining	Hydraulic Mining Excavators High Capacity Surface Mining Trucks	Hitachi, Komatsu and Liebherr Caterpillar, Komatsu, Liebherr and Euclid/Hitachi
	Drilling Equipment	Sandvik, Atlas Copco (Ingersoll-Rand), Furukawa, Altec
	Crushing and Screening Equipment	Metso Corporation, Astec Industries, Sandvik and Deister Machine
Terex Roadbuilding, Utility Products & Other	Asphalt Pavers	Blaw-Knox (Ingersoll-Rand), Caterpillar, Ciber and Roadtec (Astec Industries)
	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Dillman Equipment, Ciber and ADM
	Pavement Profilers	Caterpillar, Wirtgen and Roadtec (Astec Industries)
	Reclaimers/Stabilizers	Caterpillar, Wirtgen and Bomag
	Concrete Production Plants	Con-E-Co, Erie Strayer, Helco, Hagen and Stephens
	Concrete Pavers	Gomaco
	Concrete Mixers	McNeilus, Oshkosh, London and Continental Manufacturing
	Landfill Compactors	Caterpillar, Bomag and Al-Jon
	Utility Equipment	Altec and Time Manufacturing
	On/Off Road Heavy Duty Vehicles	Oshkosh, Stewart and Stevenson, Mercedes, MAN and Volvo

Back to Index

MAJOR CUSTOMERS

The Company has no customer that accounted for more than 10% of consolidated sales in 2005. The Company is not dependent upon any single customer. The Company’s largest single customer is United Rentals, Inc. (“United Rentals”). The Company has had a long-standing relationship with United Rentals. The Company’s Chairman, President and Chief Executive Officer served as a director of United Rentals until June 2005.

EMPLOYEES

As of December 31, 2005, the Company had approximately 17,600 employees. The Company generally considers its relations with its employees to be good. Approximately 37% of the Company’s employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective bargaining agreements with the Company. The Company experienced a labor strike at its Terex Cranes-Waverly manufacturing facility beginning in February 2005 which was settled in March 2005. The Company believes that the strike at Terex Cranes-Waverly did not have a material adverse effect on the results of operations of the Terex Cranes segment or the Company as a whole.

PATENTS, LICENSES AND TRADEMARKS

The Company makes use of proprietary materials such as patents, trademarks and trade names in its operations and takes action to protect these rights.

The Company makes use of several significant trademarks and trade names, including the TEREX, ADVANCE, AMERICAN TRUCK COMPANY, AMERICAN, AMIDA, ATC, ATLAS, BARTELL, BENDINI, BENFORD, BID-WELL, CANICA, CEDARAPIDS, CMI, COMEDIL, DEMAG, ELJAY, FERMEC, FINLAY, FRANNA, FUCHS, GENIE, HI-RANGER, JAQUES, JOHNSON-ROSS, LOAD KING, MORRISON, O&K, P&H, PEGSON, PEINER, POWERSCREEN, PPM, REEDRILL, SCHAEFF, SIMPLICITY, TATRA, TELELECT, TEREXLIFT and UNIT RIG trademarks. The P&H trademark is a registered trademark of Joy Global, Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement. The Company also has the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period of time. The other trademarks and trade names of the Company referred to in this Annual Report include registered trademarks of Terex Corporation or its subsidiaries.

The Company has many patents that it uses in connection with its operations, and most of the Company’s products contain some proprietary components. Many of these patents and related proprietary technology are important to the production of particular products of the Company; however, on the whole, the Company’s patents, individually and in the aggregate, are not material to the business of the Company or its financial results nor does the Company’s proprietary technology provide it with a competitive advantage over its competitors.

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

Currently, the Company is engaged in various legal proceedings with respect to intellectual property rights, both as a plaintiff and as a defendant. The Company believes that the final outcome of such matters will not have a material adverse effect, individually or in the aggregate, on the Company’s business or operating performance.

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

Back to Index

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note T - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

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

However, in 2005, first and second half sales were relatively equal, as 50.3% of the Company’s sales occurred in the first half of the year and 49.7% of the Company’s sales were in the second half of the year. This resulted from a number of factors, including price increases that were instituted by certain of the Company’s business in the second half of 2004 increasingly taking effect, and increased deliveries being accepted later in the year than typical because of increased demand and wait times arising from high levels of backlog in the Terex Aerial Work Platforms segment. For 2006, the Company expects sales in the first half of the year to be slightly greater than sales in the second half of the year. Sales in the first half of 2006 are expected to be driven by the desire of the Company’s customers for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales in the second half of 2006 are anticipated to reflect high demand for backlog orders in the aerial work platforms and mining businesses that will be accepted late in the year, an expected increase in roadbuilding orders arising later in the year as that business recovers, and anticipated orders for new products to be introduced by the Terex Construction segment in mid-year, leading to a ramp-up in sales for that group in the second half of the year.

As a result of its traditional seasonality, the Company has tended to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. In 2005, the Company used cash to fund its operations in the first quarter of the year and generated cash in the final three quarters of the year, due largely to improved working capital efficiency and increased first half sales. The Company expects cash from operations in 2006 to be similar to the 2005 pattern.

WORKING CAPITAL

The Company’s businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers. The Company has debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Management believes that cash generated from operations, together with availability under the Company’s bank credit facilities and cash on hand, provide the Company with adequate liquidity to meet the Company’s operating and debt service requirements. For more detail on working capital matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Back to Index

AVAILABLE INFORMATION

The Company maintains a website at www.terex.com. The Company makes available on its website under “About Terex”-”Investor Relations” - “SEC Filings,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files or furnishes such material with the Securities and Exchange Commission. In addition, the Company makes available on its website under “About Terex”-”Investor Relations” - “Corporate Governance,” free of charge, its Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from the Company.

Back to Index

NYSE AND SEC CERTIFICATIONS

Due to the Company’s inability to file its Annual Report on Form 10-K for the year ended December 31, 2004 in a timely manner, the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on December 16, 2005 that the Company has not been able to comply with certain disclosure requirements of the NYSE Listed Company Manual.

The Company’s Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act. In addition, the Company’s Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to the Company’s 2004 Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks, together with the cautionary statement under the caption “FORWARD-LOOKING INFORMATION” in Item 7 of this report and the other information included in this report. The risks described below are not the only ones Terex faces. Additional risks that are currently unknown to Terex or that the Company currently considers to be immaterial may also impair Terex’s business or adversely affect the Company’s financial condition or results of operations. If any of the following risks actually occurs, Terex’s business, financial condition or results of operation could be adversely affected.

The Company’s business is affected by the cyclical nature of the markets Terex serves.

The demand for the Company’s products depends upon the general economic conditions of the markets in which the Company competes. The Company’s sales depend in part upon its customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of the Company’s products, which may reduce Terex’s profits. The Company has taken a number of steps to reduce its fixed costs and diversify its operations to decrease the negative impact of these cycles. There can be no assurance, however, that these steps will prevent the negative impact of poor economic conditions.

The Company’s business is sensitive to increases in interest rates.

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The U. S. Federal Reserve Board has raised interest rates at 15 consecutive meetings and, while hinting the tightening cycle is about over, has not clearly specified at what rate it plans to stop. The Company uses interest rate swaps to manage its interest rate risk.

In addition, while overall economic growth has slowed, business investment and manufacturing continue to perform strongly. If interest rates continue to rise, it becomes more costly for the Company’s customers to borrow money to pay for the equipment it buys from the Company. Should the U. S. Federal Reserve Board decide to continue with several more rate increases, prospects for business investment and manufacturing could deteriorate sufficiently to impact sales opportunities. The Company also has a diversified revenue base with approximately 60% of its revenue in non-North American markets. This revenue is also susceptible to interest rate increases in Europe and Asia.

The Company’s business is sensitive to government spending.

Many of the Company’s customers depend substantially on funding of highway construction and maintenance and other infrastructure projects by U.S. federal and state governments and governments in other nations. In addition, the Company sells military products to the U.S. and other nations. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and military programs could cause Terex’s revenues and profits to decrease.

The Company operates in a highly competitive industry.

The Company competes in a highly competitive industry. To compete successfully, Terex’s products must excel in terms of quality, price, product line, ease of use, safety and comfort, and Terex must also provide excellent customer service. The greater financial resources of certain of the Company’s competitors may put it at a competitive disadvantage. If competition in the Company’s industry intensifies or if Terex’s current competitors enhance their products or lower their prices for competing products, the Company may lose sales or be required to lower the prices it charges for its products. This may reduce revenue from the Company’s products and services, lower its gross margins or cause Terex to lose market share.

Back to Index

The Company relies on key management.

The Company relies on the management and leadership skills of Ronald M. DeFeo, Chairman of the Board, President and Chief Executive Officer. Mr. DeFeo has been with Terex since 1993, has been Chief Executive Officer of Terex since 1995 and has overseen the transformation of the Company during that time. Mr. DeFeo has an employment agreement with the Company which expires on December 31, 2012. The loss of his services could have a significant, negative impact on Terex’s business. In addition, the Company relies on the management and leadership skills of other senior executives. These executives are not bound by employment agreements. The Company could be harmed by the loss of key personnel in the future.

Some of the Company’s customers rely on financing with third parties to purchase Terex’s products.

The Company relies on sales of its products to generate cash from operations. A significant portion of Terex’s sales are financed by third party finance companies on behalf of the Company’s customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of the customers and the estimated residual value of the Company’s equipment. Deterioration in the credit quality of Terex’s customers or the estimated residual value of the Company’s equipment could negatively impact the ability of such customers to obtain the resources needed to make purchases of Terex’s equipment.

The Company provides financing for some of its customers.

The Company, directly and through joint ventures, provides financing for some of its customers, primarily in Europe and the United States, to purchase its equipment. For the most part, this financing represents sales type leases and operating leases. It has been the Company’s policy to provide such financing to its customers in situations where it anticipates that it will be able to sell the financing obligations to a third party financial institution within a short period of time. However, until such financing obligations are sold to a third party or if the Company is unable to sell such obligations to a third party, the Company retains the risks resulting from such customer financing. The results of the Company could be adversely affected in the event that such customers default on their contractual obligations to the Company. The results of the Company also could be adversely affected if the residual values of such leased equipment declines below its original estimated values and the Company is forced to subsequently sell such equipment at a loss.

The Company insures and sells a significant portion of its accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from the Company, and may choose to limit or discontinue further purchases from the Company at any time. Changes in customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company could impact the Company’s cash flow from operations.

The Company is dependent upon third-party suppliers, making it vulnerable to supply shortages.

The Company obtains materials and manufactured components from third-party suppliers. Any delay in the Company’s suppliers’ abilities to provide Terex with necessary materials and components may affect the Company’s capabilities at a number of its manufacturing locations, or may require the Company to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting the Company’s suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Specifically, the Company has recently had difficulty in obtaining some of its necessary components, particularly tires. Any delay in receiving supplies could impair the Company’s ability to deliver products to its customers and, accordingly, could have a material adverse effect on its business, results of operations and financial condition.

Recently, market prices of some of the Company’s key raw materials have increased significantly. In particular, the Company has experienced significant increases in steel prices in recent periods, which have increased the Company’s expenses. A portion of the increased steel costs has been passed to the Company’s customers by way of surcharges and price increases. Continued significant steel cost increases, in addition to potential limitation of the steel supply by mills, could negatively impact the Company’s gross margins and financial results.

In addition, the Company purchases material and services from its suppliers on terms extended based on the Company’s overall credit rating. Negative changes in the Company’s credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

Back to Index

The Company has debt outstanding and must comply with restrictive covenants in its debt agreements.

The Company’s existing debt agreements contain a number of significant covenants, which limit Terex’s ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial tests. Specifically, some of these financial tests include a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test, as such tests are defined in Terex’s existing debt agreements. While the Company is currently in compliance with all of the foregoing tests, increases in Terex’s debt or decreases in Terex’s earnings could cause the Company to be in default of these financial covenants. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. In addition, changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by Terex’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

The Company is subject to currency fluctuations.

The Company’s products are sold in over 100 countries around the world. Terex’s revenues are generated in U.S. dollars and foreign currencies, including the Euro, British Pound Sterling, Australian Dollar and Czech Koruna, while costs incurred to generate those revenues are only partly incurred in the same currencies. Since the Company’s financial statements are denominated in U.S. Dollars, changes in currency exchange rates between the U.S. Dollar and other currencies have had, and will continue to have, an impact on Terex’s earnings. To reduce this currency exchange risk, the Company may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. The Company has not engaged in any speculative or profit motivated hedging activities. Although the Company partially hedges its revenues and costs, currency fluctuations may impact Terex’s financial performance in the future.

The Company is exposed to political, economic and other risks that arise from operating a multinational business.

The Company’s international operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;
•	labor unrest;
•	regional economic uncertainty;
•	political instability;
•	terrorist activities and the U.S. and international response thereto;
•	restrictions on the transfer of funds into or out of a country;
•	export duties and quotas;
•	domestic and foreign customs and tariffs;
•	current and changing regulatory environments;
•	difficulty in obtaining distribution support; and
•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings.

In addition, many of the nations in which the Company operates have developing legal and economic systems, adding a level of uncertainty to its operations in those countries relative to those that would be expected domestically. These factors may have an adverse effect on Terex’s international operations in the future.

The Company may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2005, the Company employed approximately 17,600 persons worldwide. Approximately 37% of the Company’s employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective bargaining agreements with the Company. While the Company has no reason to believe that it will be impacted by work stoppages or other labor matters, the Company cannot assure that future issues with its labor unions will be resolved favorably or that it will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or its employees. Any of these factors may have an adverse effect on the Company or may limit its flexibility in dealing with its workforce.

Back to Index

Compliance with environmental regulations could be costly and require the Company to make significant expenditures.

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

The Company faces product liability claims and other liabilities due to the nature of its business.

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. Terex does not believe that the final outcome of such matters will have a material adverse effect on the Company’s consolidated financial position, however any liabilities not covered by insurance could have an adverse effect on the Company’s financial condition.

The Company is currently the subject of an SEC investigation.

Terex has received a Formal Order of Private Investigation from the Securities and Exchange Commission (“SEC”) advising the Company that the SEC has commenced an investigation of Terex’s accounting. Terex also received a subpoena from the SEC in the investigation entitled “In the Matter of United Rentals, Inc.” This subpoena requested information to assist the SEC in its investigation of four transactions during 2000 and 2001 involving United Rentals, on the one hand, and Terex or a Terex subsidiary (prior to its acquisition by Terex), on the other. Terex has been cooperating with the SEC, and will continue to cooperate fully to furnish the SEC staff with information needed to complete their investigation. Until the SEC’s investigation of the Company is complete, the Company is not able to predict the outcome of the SEC’s investigation.

As of December 31, 2005, the Company did not maintain adequate disclosure controls and procedures and adequate internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2004, the Company did not maintain adequate internal control over financial reporting, as there were a number of material weaknesses that existed as of December 31, 2004. Certain material weaknesses were remediated in 2005. However, two material weaknesses that existed as of December 31, 2004 still existed as of December 31, 2005. If the Company does not remediate its material weaknesses that existed as of December 31, 2005, these material weaknesses could result in a misstatement of the Company’s accounts in a future period that would result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected. In addition, if the Company does not improve its disclosure controls and procedures, the Company may be delayed in filing future periodic reports with the SEC.

The Company is in the process of implementing a global enterprise system.

The Company has begun the implementation of a new global enterprise system. This system will replace many of the Company’s existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget or if the system does not perform in a satisfactory manner, it could be disruptive and or adversely affect the operations and results of operations of the Company, including the ability of the Company to report accurate and timely financial results.

The Company currently faces limitations on its ability to access the capital markets using short form SEC documents.

The Company’s ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company’s recent failure to file certain of its periodic reports on a timely basis will limit the ability of the Company to access the capital markets using short-form registration for a period of twelve months from the date the Company becomes current with all of its SEC filings.

Back to Index

The Company may face limitations on its ability to integrate acquired businesses.

The Company has completed a number of acquisitions since 2000. The successful integration of new businesses depends on the Company’s ability to manage these new businesses and cut excess costs. While the Company believes it has successfully integrated these acquisitions to date, Terex cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Further, in connection with acquisitions, the Company may need to consolidate or restructure its acquired or existing facilities, which may require expenditures for severance obligations related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as write-down of inventory and lease termination costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Back to Index

ITEM 2.	PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries as of December 31, 2005:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

Terex (Corporate Offices)	Westport, Connecticut (1)	Office; 36,000 sq. ft.

Terex Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse; 473,000 sq. ft.
	Delmenhorst, Germany	Office, manufacturing and warehouse; 216,000 sq. ft.
	Ganderkesee, Germany	Office, manufacturing and warehouse; 362,000 sq. ft.
	Vechta, Germany	Manufacturing and warehouse; 267,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse; 238,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse; 326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse; 102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing; 147,000 sq. ft.
	Rothenburg, Germany (2)	Office, manufacturing and warehouse; 97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing; 185,000 sq. ft.
	Clausnitz, Germany	Office and manufacturing; 84,000 sq. ft.
	Sanhe, China	Office and manufacturing; 60,000 sq. ft.
	Tianjin, China	Office and manufacturing; 50,000 sq. ft.
	Perugia, Italy	Office, manufacturing and warehouse; 114,000 sq. ft.
	Coalville, England	Office, manufacturing and warehouse; 204,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse; 153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse; 330,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse; 505,000 sq. ft.

Terex Cranes	Crespellano, Italy	Office, manufacturing and warehouse; 66,000 sq. ft.
	Montceau-les-Mines, France	Office, manufacturing and warehouse; 418,000 sq. ft.
	Waverly, Iowa	Office, manufacturing and warehouse; 312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse; 42,000 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse; 101,000 sq. ft.
	Milan, Italy (1)	Office, manufacturing and warehouse; 175,000 sq. ft.
	Wilmington, North Carolina	Office, manufacturing and warehouse; 559,000 sq. ft.

Back to Index

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

	Zweibruecken, Germany	Office, manufacturing and warehouse; 483,000 sq. ft.
	Wallerscheid, Germany (1)	Office, warehouse and manufacturing; 336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing; 198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing; 82,000 sq. ft.

Terex Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse; 750,000 sq. ft.
	Moses Lake, Washington (1), (3)	Office, manufacturing and warehouse; 422,000 sq. ft.
	Elk Point, South Dakota	Office, manufacturing and warehouse; 93,000 sq. ft.
	Baraga, Michigan	Office, manufacturing and warehouse; 54,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse; 121,000 sq. ft.
	Brampton, Ontario, Canada	Office, manufacturing and warehouse; 33,000 sq. ft.

Terex Materials Processing & Mining	Dortmund, Germany (1)	Office, manufacturing and warehouse; 775,000 sq. ft.
	Cedar Rapids, Iowa	Office, manufacturing and warehouse; 608,000 sq. ft.
	Denison, Texas	Office, manufacturing and warehouse; 244,000 sq. ft.
	Acuña, Mexico	Office, manufacturing and warehouse; 225,000 sq. ft.
	Melbourne, Australia (1)	Office, manufacturing and warehouse; 29,000 sq. ft.
	Subang Jaya, Malaysia (1)	Manufacturing and warehouse; 111,000 sq. ft.
	Chomburi, Thailand	Manufacturing; 80,000 sq. ft.
	Durand, Michigan	Office, manufacturing and warehouse; 114,000 sq. ft.

Terex Roadbuilding, Utility Products and Other	Cachoeirinha, Brazil	Office, manufacturing and warehouse; 78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse; 620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse; 71,000 sq. ft.
	Opglabbeek, Belgium	Office, manufacturing and warehouse; 54,000 sq. ft.
	Fort Wayne, Indiana	Office, manufacturing and warehouse; 170,000 sq. ft.
	Watertown, South Dakota	Office, manufacturing and warehouse; 219,000 sq. ft.
	Huron, South Dakota	Office and manufacturing; 88,000 sq. ft.
	Koprivnice, Czech Republic	Office, manufacturing and warehouse; 4,653,000 sq. ft.
______________
(1)	These facilities are either leased or subleased by the indicated entity.
(2)	Includes approximately 54,000 sq. ft. which are leased by the indicated entity.
(3)	Includes approximately 106,000 sq. ft. of warehouse space subleased to others.

Back to Index

The Company also has numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. The Company’s Terex Utilities distribution network has sales locations throughout the southern and western United States.

Management believes that the properties listed above are suitable and adequate for the Company’s use. The Company has determined that certain of its properties in the United States and elsewhere exceed its requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list. The Company is actively marketing a number of these properties.

The majority of the Company’s U.S. properties are subject to mortgages in favor of its bank lenders in connection with its bank credit facilities.

ITEM 3.	LEGAL PROCEEDINGS

As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, the Company is involved in various legal proceedings, including product liability, workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company is self-insured for up to $5.0 million per product liability incident. In addition, the Company is self-insured for up to $250 thousand per workers’ compensation liability incident in the U.S. and for up to $500 thousand per employers liability incident in the U.K. Management believes that the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position.

The Company was advised verbally by the SEC in August 2005 that the SEC had commenced an investigation of Terex’s accounting. Subsequently, on February 1, 2006, the Company received a copy of a written order of a private investigation from the SEC. Terex has been cooperating with the SEC and will continue to cooperate fully to furnish the SEC staff with information needed to complete their investigation.

Terex has also received a subpoena from the SEC dated May 9, 2005, in a matter entitled “In the Matter of United Rentals, Inc.” The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. For information concerning the Company’s relationship with United Rentals, see Item 1 - “Business - Major Customers.” Terex is also cooperating fully with this investigation. The U.S. Attorney's office has also recently requested information from the Company about these transactions and the Company intends to fully cooperate with this request.

On September 14, 2005, in the Superior Court of the State of Connecticut, a class action and derivative complaint was filed entitled Michael Morter, derivatively on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant. The complaint alleges breach of fiduciary duty and breach of the Company’s by-laws. The action is at the very early stages and the Company has no information other than as set forth in the complaint. Plaintiffs have filed a Motion for Summary Judgment requesting that the court order the Company to hold an annual meeting of shareholders which has not been held to date due to the inability of the Company to satisfy SEC and NYSE rules. In connection therewith, the court has directed the Company to hold an annual meeting of its shareholders on or before June 1, 2006. The Company intends to vigorously defend this matter.

For information concerning other contingencies and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Back to Index

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TEX.” The high and low stock prices for the Company’s Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First

High	$62.43	$52.25	$43.99	$49.01	$48.23	$43.92	$39.20	$38.21
Low	$49.05	$39.13	$35.84	$37.64	$32.70	$31.94	$28.02	$26.05

No dividends were declared or paid in 2005 or in 2004. Certain of the Company’s debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, payment of dividends is limited by Delaware law. The Company intends generally to retain earnings, if any, to fund the development and growth of its business and to pay down debt. The Company may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above. Any future payments of cash dividends will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors that the Board of Directors may deem relevant.

As of April 21, 2006, there were 1,266 stockholders of record of the Company’s Common Stock.

(b) Not applicable.

(c) The following table provides information about purchases by the Company during the quarter ended December 31, 2005 of Common Stock that is registered by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2005 - October 31, 2005	—		—	—	—
November 1, 2005 - November 30, 2005	—		—	—	—
December 1, 2005 - December 31, 2005	2,164	(1)	$59.80	—	—

Total	2,164		$59.80	—	—

______________
(1)

In December 2005, the Company purchased 164 shares from an executive officer of the Company and 2,000 shares from an employee of the Company due to issues arising from unusual tax circumstances for both individuals.

Back to Index

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,

	2005	2004	2003	2002	2001

SUMMARY OF OPERATIONS
Net sales	$6,380.4	$5,019.8	$3,909.8	$2,816.5	$1,824.3
Income from operations	375.0	214.6	58.0	38.2	87.3
Income (loss) before cumulative effect of change in accounting principle	188.5	324.1	(226.6)	(45.0)	(5.7)
Net income (loss)	188.5	324.1	(226.6)	(158.4)	(5.7)
Per Common and Common Equivalent Share:
Basic
Income (loss) before cumulative effect of change in accounting principle	$3.79	$6.60	$(4.75)	$(1.04)	$(0.20)
Net income (loss)	3.79	6.60	(4.75)	(3.67)	(0.20)
Diluted
Income (loss) before cumulative effect of change in accounting principle	$3.69	$6.34	$(4.75)	$(1.04)	$(0.20)
Net income (loss)	3.69	6.34	(4.75)	(3.67)	(0.20)

CURRENT ASSETS AND LIABILITIES
Current assets	$2,903.5	$2,647.1	$2,219.5	$2,215.5	$1,396.1
Current liabilities	1,524.6	1,529.5	1,168.6	1,102.1	655.1
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$329.9	$362.6	$353.8	$308.0	$175.1
Capital expenditures	48.6	35.5	27.1	29.2	13.5
Depreciation	61.4	60.1	67.5	46.9	25.4
TOTAL ASSETS	$4,200.3	$4,179.1	$3,554.2	$3,609.8	$2,395.1

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$1,075.8	$1,114.2	$1,274.8	$1,487.1	$1,020.7
Stockholders’ equity	1,161.0	1,135.2	674.6	726.9	554.5
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	49.9	49.4	48.6	47.4	36.4
EMPLOYEES	17,600	16,800	15,050	11,975	7,363

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Acquisitions,” “Accounting Changes - Business Combinations and Goodwill,” “Restructuring and Other Charges,” “Long-Term Obligations” and “Stockholders’ Equity.”

Back to Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Terex Construction segment designs, manufactures and markets three primary categories of construction equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes), compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems, screens and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift.

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

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. The Company acquired Noble CE, LLC and its Mexican subsidiary, now known as Terex Mexico (“Terex Mexico”), on September 7, 2004 and certain assets and liabilities of the Reedrill division of Metso Corporation (“Reedrill”) on December 31, 2004. The results of Terex Mexico and Reedrill are included in the Terex Materials Processing & Mining segment since their respective dates of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross, Tatra and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices and digger derricks as well as other products that service the utility industry.

Back to Index

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through TFS, also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. In Europe, TFSH, a joint venture of the Company and a European financial institution, assists in the acquisition of all of the Company’s products. On February 14, 2003, the Company acquired Commercial Body Corporation (“Commercial Body”) and Combatel Distribution Inc. (“Combatel”), both now part of Terex Utilities South. On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of Tatra and acquired a controlling interest in ATC. On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.

Subsequent Segment Events

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen service to customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business, formerly part of the Terex Construction Segment, will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

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

The Company continues to be encouraged by current trends and its performance in 2005. Specifically, in 2005, the Company experienced strong sales and earnings growth over the prior year, despite operational challenges such as imbalances between the Company’s input costs, mainly related to steel, and its pricing to customers and certain supplier issues resulting from Terex’s significant volume growth. Net sales in 2005 grew 27% over the prior year. A significant factor in the Company’s performance was the improved economic condition in many of the Company’s end-markets, which was also reflected in increased backlog in a majority of the Company’s business segments. Backlog at December 31, 2005 was approximately $1,643 million, an increase of approximately $631 million, or 62%, from the level of backlog at December 31, 2004. In addition, business integration measures and cost savings initiatives put in place over the past few years are beginning to yield positive results.

The Company has noted signs of improvement in some of its underperforming businesses and expects its stronger businesses to continue to post solid results in 2006. For example, the Company expects opportunities for continued growth in the compact construction, aerial work platforms and materials processing and mining businesses, continuing to build on the economic recovery in these areas that took shape in 2004 and continued during 2005. However, the roadbuilding business, and other products manufactured by the Company related to infrastructure improvement, have lagged the recovery somewhat, as these products rely heavily on U.S. federal and municipal funding for their revenue base. The Company anticipates that the impact of the U.S. federal infrastructure funding bill that was passed in 2005 will pave the way for end-market improvements in 2006. As there are indications of improvement in non-residential construction figures, the Company anticipates that the Terex Cranes segment will continue to show improved end-market demand and substantially better performance in 2006.

Back to Index

During 2006, the Company will continue to emphasize margin improvement initiatives, including pricing and cost reduction activities, as well as maintaining a focus on cash generation and debt reduction. The Company’s Terex Business System initiative is aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The Company will concentrate on the implementation of best practices across its locations, and the Company will continue to strive in 2006 for a target of 15% working capital investment as a percentage of revenue, driven mainly by inventory turn improvement.

Restructuring

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends, the Company initiated fewer restructuring programs in 2005 and 2004 than it had in previous years, as the Company’s facilities were generally operating at satisfactory capacity levels. In 2003, the Company initiated programs to reduce duplicative operating facilities, including those arising from the Company’s acquisitions, and to respond to specific market conditions. The Company will continue to study its options to optimize facility utilization while maintaining flexibility to respond to changing market conditions. See Note F - “Restructuring and Other Charges” in the Company’s Consolidated Financial Statements for a detailed description of the Company’s restructuring programs, including the reasons, timing and costs associated with each such program.

RESULTS OF OPERATIONS

2005 COMPARED WITH 2004

Terex Consolidated

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$6,380.4	—	$5,019.8	—	27.1%
Gross profit	$978.0	15.3%	$703.1	14.0%	39.1%
SG&A	$599.7	9.4%	$488.5	9.7%	22.8%
Goodwill impairment	$3.3	0.1%	$—	—	100.0%
Income from operations	$375.0	5.9%	$214.6	4.3%	74.7%

During 2005, the Company continued to focus on external growth and on internal process improvement actions. Increasing demand for the Company’s products from general economic recovery in several end markets, as well as increasing penetration in new and existing markets, contributed to strong sales growth. Growth in income from operations from increased sales volume was dampened by cost pressures experienced in many purchased commodities and components, mainly steel, as well as certain internal inefficiencies arising from significantly increased production levels. The Company also generated approximately $273 million of cash from operations and reduced its net debt (defined as total debt less cash) by approximately $210 million during 2005.

Net sales for 2005 were $6,380.4 million, an increase of $1,360.6 million when compared to 2004. The Company continued to realize the benefits of end-market recoveries, the integration of its businesses, cost-savings initiatives put in place over the prior three years, and the impact of the Terex Business System. Net sales increased in all segments when compared to 2004. The Terex Aerial Work Platforms segment experienced an increase in sales reflecting strong demand by the rental equipment market. Net sales in the Terex Construction segment improved relative to 2004 as a result of strong demand for products in most of the businesses. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2004 from sustained improvements in commodity prices, mainly coal and iron ore, and incremental sales of $112.5 million from the Reedrill acquisition completed at the end of 2004. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2004 across all product lines. While sales of roadbuilding products improved over 2004 levels, they remain low relative to historic levels, and future improvements are dependent on increased state and federal funding for road projects. Net sales in the Terex Cranes segment improved from 2004 levels, driven by a robust tower crane market and a recovering North American rough terrain and boom truck crane marketplace.

Back to Index

Gross profit for 2005 was $978.0 million, an increase of $274.9 million when compared to 2004. Improvements relative to 2004 were realized in all segments of the Company from higher sales volume, despite sustained higher steel costs and other component issues. The Company initiated price increases across many of its businesses, accounting for some of the gross margin improvement. The Company will continue to design and implement plans to mitigate the impact of future increases in component prices, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs and increasing the price of the Company’s products. Gross profit also benefited from several of the programs initiated as part of the Terex Business System, as well as from restructuring initiatives launched over the prior three years.

Total selling, general and administrative costs (“SG&A”) increased in 2005 by $111.2 million when compared to 2004. SG&A costs increased as a result of compensation and related costs due to increased sales levels, as well as engineering costs due to product development efforts. Administrative costs increased for staffing and external professional fees as the Company focused on building resources to address financial reporting weaknesses. During 2005, the Company incurred approximately $8.8 million of external professional fees related to its accounting review of prior periods. In addition, the acquisition of Reedrill increased SG&A by $13.9 million. As a percentage of net sales, SG&A fell to 9.4% in 2005 from 9.7% in 2004.

During the fourth quarter of 2005, the Company recorded a charge of $3.3 million for the impairment of goodwill in the ATC reporting unit of the Terex Roadbuilding, Utility Products and Other segment, as the ATC reporting unit was determined to have a carrying value in excess of its projected discounted cash flow, due mainly to a reduction in anticipated military vehicle contracts and the impact of continued funding delays from the Company’s minority partner in ATC.

Income from operations increased by $160.4 million in 2005 when compared to 2004. The Terex Aerial Work Platforms and Terex Construction segments’ income from operations improved relative to 2004 as a result of an improving economy in North America and Europe. Income from operations improved in the Terex Material Processing & Mining segment as a result of increased demand driven by improved commodity price levels and the acquisition of Reedrill, which added $11.4 million. Income from operations in the Terex Cranes segment grew as a result of increased demand for tower cranes, as well as improving rough terrain and boom truck crane businesses in North America. While the concrete mixing truck and utility businesses provided positive growth in income from operations for the Terex Roadbuilding, Utility Products and Other segment, this segment incurred an impairment charge of $3.3 million during 2005 related to ATC and additional costs related to a reduction in the fleet size of the rental program and operating inefficiencies at utility distribution sites.

Terex Construction

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$2,058.0	—	$1,773.0	—	16.1%
Gross profit	$264.7	12.9%	$211.4	11.9%	25.2%
SG&A	$177.6	8.6%	$154.7	8.7%	14.8%
Income from operations	$87.1	4.2%	$56.7	3.2%	53.6%

Net sales in the Terex Construction segment increased by $285.0 million in 2005 when compared to 2004, and totaled $2,058.0 million. Net sales increased across most of the businesses in this segment, as improved economic conditions in the United States and Europe, as well as an emerging Asian construction equipment business, have driven demand for construction equipment. Net sales of heavy construction equipment remained strong during 2005, driven primarily by demand for off-highway trucks and scrap handling equipment. The scrap handling equipment business benefited from the high price of steel globally. The compact construction equipment operation experienced sales growth in telehandler and mini-excavator equipment and the mobile crushing & screening business reported double digit growth across all business units.

Gross profit increased to $264.7 million in 2005, an increase of $53.3 million when compared to 2004. Gross profit was positively impacted by sales volume and price increases. These favorable items were partially offset by increases in steel and other commodity costs, certain increased costs related to higher manufacturing volume, foreign currency movement and inventory charges.

SG&A costs for 2005 totaled $177.6 million, an increase of $22.9 million when compared to 2004. SG&A costs were related mainly to increased resources needed to support sales growth, while financial infrastructure and product development costs also increased over the prior year.

Back to Index

Income from operations for 2005 totaled $87.1 million, an increase of $30.4 million when compared to $56.7 million in 2004. Increased income from operations, and the resulting increased margin as a percentage of net sales, reflects the positive impact of pricing actions taken in the marketplace and the benefit of increased production levels, which helped to partially offset steel cost increases.

Back to Index

Terex Cranes

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,271.9	—	$1,076.8	—	18.1%
Gross profit	$170.4	13.4%	$131.9	12.2%	29.2%
SG&A	$110.2	8.7%	$96.6	9.0%	14.1%
Income from operations	$60.2	4.7%	$35.3	3.3%	70.5%

Net sales for the Terex Cranes segment for 2005 increased by $195.1 million and totaled $1,271.9 million when compared to $1,076.8 million in 2004. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to 2004. Net sales also increased due to price increases introduced for North American crane products in the fourth quarter of 2004 in reaction to increasing cost pressures.

Gross profit for 2005 increased by $38.5 million relative to 2004 and totaled $170.4 million. Gross profit from the European rough terrain crane business, the container stacker business and the North American lattice boom crane business improved in 2005 as compared to 2004 levels. The benefits of increased sales volume more than offset the negative impact of steel cost increases. Negatively impacting gross profit for 2005 was the expiration of favorable long-term steel pricing contracts, mainly in the German crane operation, as well as the impact of a five week strike at the Waverly, Iowa cranes facility. A field retrofit program had a $4.0 million negative impact. Additionally, the North American operations incurred costs to increase production to satisfy heightened product demand, resulting in some production inefficiencies.

SG&A costs for 2005 totaled $110.2 million, an increase of $13.6 million over 2004. SG&A as a percentage of sales decreased from 9.0% in 2004 to 8.7% in 2005. Overall, costs increased due to staffing and related costs required to address the increased sales and production volume.

Income from operations for 2005 totaled $60.2 million, an increase of $24.9 million when compared to $35.3 million in 2004. The increase was due to increased sales volume, particularly from the segment’s tower cranes, which was partially offset by the increased cost of steel and increased staffing and related costs at the North American operations.

Terex Aerial Work Platforms

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,422.5	—	$915.0	—	55.5%
Gross profit	$277.7	19.5%	$180.8	19.8%	53.6%
SG&A	$98.3	6.9%	$75.1	8.2%	30.9%
Income from operations	$179.4	12.6%	$105.7	11.6%	69.7%

Net sales for the Terex Aerial Work Platforms segment in 2005 were $1,422.5 million, an increase of $507.5 million when compared to 2004. Demand improved on a worldwide basis, with particular strength in Asia and the Americas. Net sales increased when compared to 2004 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2004 as rental channel customers continued to buy new equipment to reduce the age of their fleets and address increased utilization of their existing fleets. Net sales of material handler products increased when compared to 2004, due to the use of the overall Genie sales and marketing approach through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the sales growth over the prior year along with additional order activity generated to replace lost or damaged equipment resulting from Hurricane Katrina.

Gross profit for 2005 was $277.7 million, an increase of $96.9 million when compared to 2004. While gross profit benefited from increased sales, this was partially offset by higher steel costs and a delay in the impact of pricing actions taken in late 2004 due to the substantial backlog that existed entering 2005. In addition, the segment experienced some inefficiencies associated with additional manufacturing resources required to respond to the significant product demand.

Back to Index

SG&A costs for 2005 were $98.3 million, an increase of $23.2 million when compared to 2004. The increase was due primarily to staffing and related costs arising from the significant volume increase.

Income from operations for 2005 was $179.4 million, an increase of $73.7 million when compared to 2004. The increase was due to higher sales volumes, offset somewhat by the impact of increased steel costs and costs to ramp-up production.

Terex Materials Processing & Mining

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$867.7	—	$541.4	—	60.3%
Gross profit	$151.1	17.4%	$87.1	16.1%	73.5%
SG&A	$82.1	9.5%	$56.3	10.4%	45.8%
Income from operations	$69.0	8.0%	$30.8	5.7%	124.0%

Net sales in the Terex Materials Processing & Mining segment increased by $326.3 million to $867.7 million in 2005 compared to $541.4 million in 2004. The increase in sales was attributable to the overall strong demand for mining products, mainly the mining hydraulic excavators manufactured in Dortmund, Germany and electric drive mining trucks, as well as $112.5 million due to the acquisition of Reedrill in the fourth quarter of 2004.

Gross profit increased by $64.0 million in 2005 when compared to 2004 and totaled $151.1 million. Gross profit improved as a result of increased volume and higher margin earned on the sale of new machines. The performance of Reedrill added $25.2 million of gross profit and improvement in the materials processing business also contributed to the increase in gross profit. This improvement was partially offset by increased steel costs.

SG&A expense increased by $25.8 million in 2005 relative to 2004, to $82.1 million. The increase in SG&A was mainly due to costs related to additional resources needed to address higher net sales and $13.9 million due to the inclusion of Reedrill.

Income from operations for the Terex Materials Processing & Mining segment was $69.0 million in 2005, an increase of $38.2 million from $30.8 million in 2004. The increase was a result of higher demand for the segment’s products resulting primarily from improved commodity pricing relative to 2004, the additional income from operations of $11.4 million related to Reedrill and improved performance in the materials processing business, offset to some degree by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$889.2	—	$801.7	—	10.9%
Gross profit	$111.4	12.5%	$88.4	11.0%	26.0%
SG&A	$98.1	11.0%	$87.5	10.9%	12.1%
Goodwill impairment	$3.3	0.4%	$—	—%	100.0%
Income from operations	$10.0	1.1%	$0.9	0.1%	1,011.1%

Net sales for the Terex Roadbuilding, Utility Products and Other segment in 2005 were $889.2 million, an increase of $87.5 million when compared to 2004. Growth was achieved in most business units, especially in the concrete mixer truck business.

Gross profit in 2005 totaled $111.4 million, an increase of $23.0 million when compared to 2004. Gross profit generally improved across all businesses. The gross profit in this business segment was negatively pressured by steel cost increases, as steel is a major material component for many of this group’s products, as well as continued weak end-markets in the roadbuilding and utility areas. Gross profit was also negatively impacted by operating inefficiencies at utility distribution sites regarding installation of products and additional costs for the specialty vehicle businesses, including inventory charges and rental fleet reduction costs.

SG&A costs for the segment in 2005 totaled $98.1 million, an increase of $10.6 million when compared to 2004. The increase in SG&A costs compared to 2004 is mainly due to the sales volume increase, additional proposal activities and product development efforts.

Back to Index

During the fourth quarter of 2005, a goodwill impairment in the ATC reporting unit was recognized due to an evaluation of carrying value in excess of its projected discounted cash flow, due mainly to a reduction in anticipated military vehicle contracts and the impact of continued funding delays from the Company’s minority partner in ATC.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment in 2005 was $10.0 million, an increase of $9.1 million when compared to 2004. The positive change reflects strong performance by the concrete mixer truck business and the improvement initiatives taken over the past few years. This was partially offset by the impact of increased steel costs and the additional costs for the specialty vehicle businesses.

Corporate/Eliminations

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$(128.9)	—	$(88.1)	—	(46.3)%
Income from operations	$(30.7)	23.8%	$(14.8)	16.8%	(107.4)%

Net sales eliminations increased in 2005 over the prior year, due mainly to the efforts to cross sell Terex products through existing distribution channels, largely Terex Construction and Terex Cranes products being distributed through the Terex Aerial Work Platforms segment channels.

The decrease in income from operations in 2005 was due mainly to external professional fees related to the Company’s investigation and audit of its historical accounting of approximately $9 million, increased costs associated with long-term incentive programs, and additional expenses resulting from increases in internal staffing to support ongoing efforts to address financial reporting weaknesses.

Net Interest Expense

During 2005, the Company’s net interest expense increased by $4.2 million to $91.2 million as compared to net interest expense of $87.0 million in the prior year. Higher interest rates more than offset the decrease in debt balances.

Other Income (Expense) – Net

Other income (expense) – net for 2005 was income of $6.0 million as compared to income of $19.8 million for the prior year. The primary drivers of other income in 2005 were the gains related to the sale of fixed assets and the allocation of equity income (loss) to minority interests, which more than offset the amortization of debt acquisition costs. In 2004, $16.2 million of Other income (expense) – net related primarily to the gain on sale of idle facilities and a favorable settlement related to the acquisition of the O&K mining shovel business, which was offset partly by amortization of debt acquisition costs.

Income Taxes

During the year ended December 31, 2005, the Company recognized income tax expense of $101.3 million on income before income taxes of $289.8 million, an effective rate of 35.0%, as compared to income tax benefit of $176.7 million on income before income taxes of $147.4 million, an effective rate of (119.9%), in the prior year. The 2005 effective tax rate was higher than the prior year due mainly to the release of a valuation allowance of $200.7 million on U.S. deferred tax assets in 2004, resulting from improved performance in several U.S. businesses indicating that it was more likely than not that the assets would be realized. The 2005 effective tax rate was favorably impacted by the release of valuation allowances in certain of the Company’s German businesses as a result of activities to simplify the legal entity structure and the improved performance of these businesses that indicated that it was more likely than not that the assets would be realized. Also in 2005, the Company repatriated certain non-U.S. earnings from controlled foreign subsidiaries, pursuant to the provisions of the American Jobs Creation Act of 2004. This partially offset the valuation allowance release impact on the tax rate in 2005. Excluding the impact of the reversal of the valuation allowance on U.S. deferred tax assets in 2004 of $200.7 million, the effective tax rate for 2004 was 16.3%.

Back to Index

2004 COMPARED WITH 2003

Terex Consolidated

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$5,019.8	—	$3,909.8	—	28.4%
Gross profit	$703.1	14.0%	$499.0	12.8%	40.9%
SG&A	$488.5	9.7%	$396.7	10.1%	23.1%
Goodwill impairment	$—	—	$44.3	1.1%	(100.0%)
Income from operations	$214.6	4.3%	$58.0	1.5%	270.0%

During 2004, the Company continued to focus on external growth and on internal process improvement actions. Increasing demand for the Company’s products from general economic recovery in several end markets, as well as increasing penetration in new and existing markets, contributed to strong sales growth. Growth in income from operations from the increased sales volume was dampened by cost pressures experienced on many purchased commodities and components, mainly steel. The Company also generated approximately $165 million of cash from operations and reduced its net debt (defined as total debt less cash) by $114.1 million during 2004.

Net sales for 2004 were $5,019.8 million, an increase of $1,110.0 million when compared to 2003. The growth was driven primarily by strength in the Terex Aerial Work Platforms, Terex Construction and Terex Materials Processing & Mining segments. These product areas all experienced sharp end market recoveries during 2004. Additionally, revenues were positively impacted by currency translation. Approximately 59% of the Company’s sales in 2004 were made by businesses that operate primarily in currencies other than the U.S. dollar. During 2004, the value of the U.S. dollar declined relative to many of these foreign currencies, and as a result, when these sales denominated in foreign currencies were translated into U.S. dollars, there was an increase in net sales of approximately $238 million when compared to 2003 due solely to the variation of the exchange rates.

Total gross profit for 2004 was $703.1 million, an increase of $204.1 million when compared to 2003. However, gross margin did not reflect the full benefit of the net sales growth, as commodity and purchased component cost increases substantially offset the Company’s operating efficiencies gained through fixed cost absorption.

During 2004, the Company incurred approximately $10 million of restructuring and other costs, a decrease of approximately $73 million over the prior year (excluding a $44.3 million goodwill impairment charge taken in 2003), primarily related to costs incurred in the Terex Cranes, Terex Construction and Terex Materials Processing & Mining segments to complete projects initiated in 2002 and 2003, as well as costs to complete the exit of product lines and consolidate manufacturing facilities at the Company’s Germany and UK locations.

SG&A in 2004 increased by $91.8 million when compared to 2003. The impact of a weaker dollar relative to the British Pound and Euro accounted for the majority of the increase in SG&A in 2004 when compared to 2003. The full year effect of the 2003 acquisitions of Tatra and ATC increased SG&A by approximately $17.3 million in 2004.

Income from operations in 2004 increased to $214.6 million, an increase of $156.6 million over 2003 levels, due mainly to increased volume. Income from operations in 2003 also included a $44.3 million impairment charge for goodwill.

Terex Construction

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,773.0	—	$1,350.4	—	31.3%
Gross profit	$211.4	11.9%	$162.5	12.0%	30.1%
SG&A	$154.7	8.7%	$119.6	8.9%	29.3%
Income from operations	$56.7	3.2%	$42.9	3.2%	32.2%

Back to Index

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

Gross profit in the Terex Construction segment increased by $48.9 million in 2004 when compared to 2003 and totaled $211.4 million. Gross margin has been unfavorably impacted by the continued weakening of the U.S. dollar relative to the Euro and British Pound in 2004 and remained basically flat at 11.9% in 2004 as compared to 12.0% in 2003. Gross margin improved significantly in the compact construction product area in 2004, however, as sales expansion in both Europe and North America overcame pressures from raw material costs and a weaker U.S. dollar relative to the European currencies. Additionally, gross profit relative to 2003 increased as a result of improved sales of Fuchs products in the United States, benefiting from the increased demand of the scrap metal and recycling business. Overall, gross profit was negatively impacted by the impact of the weak U. S. dollar on products exported from Europe into the United States.

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

Terex Cranes

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,076.8	—	$1,029.0	—	4.6%
Gross profit	$131.9	12.2%	$96.7	9.4%	36.4%
SG&A	$96.6	9.0%	$86.8	8.4%	11.3%
Income from operations	$35.3	3.3%	$9.9	1.0%	256.6%

Net sales for the Terex Cranes segment in 2004 increased by $47.8 million and totaled $1,076.8 million when compared to $1,029.0 million in 2003. The increase was mainly due to a strong tower crane business, as well as good performance in the Company’s stacker product line. Sales in the Company’s tower cranes business increased by approximately 43% relative to 2003, reflecting increased global activity for these cranes, especially in Asia where the demand had been weak for many years. Sales of cranes and boom trucks in the United States remained flat relative to 2003, a result of the continued weak demand for cranes in North America in the construction, infrastructure improvement and crane rental markets. The Company continues to focus on expanding sales by expanding its market share and distribution throughout Europe and Asia. In North America, the Company continues to focus on maintaining market share and positioning itself for an anticipated market recovery in late 2005 or 2006.

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

Restructuring and other non-recurring items totaled a gain of $1.5 million in 2004. These were primarily related to the completion of the restructuring program at the Peiner tower crane facility in Trier, Germany and the completion of the restructuring program at the Cork, Ireland aerials facility. Restructuring and other costs totaled $14.6 million in 2003. These costs related primarily to the closure of the Peiner facility and rationalization of products offered under the Peiner name, costs associated with the closure of the boom truck facility in Olathe, Kansas and inventory value adjustments related to discontinuance of products offered under the PPM brand that duplicated products added through the acquisition of the Demag cranes business.

Back to Index

SG&A costs in 2004 totaled $96.6 million, an increase of 11.3% over the same period in 2003. Total currency impact on the Terex Cranes group SG&A accounted for approximately $7 million of the total $9.8 million increase.

Income from operations for the twelve months ended December 31, 2004 totaled $35.3 million compared to $9.9 million for the same period in 2003.

Terex Aerial Work Platforms

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$915.0	—	$643.0	—	42.3%
Gross profit	$180.8	19.8%	$135.4	21.1%	33.5%
SG&A	$75.1	8.2%	$67.7	10.5%	10.9%
Income from operations	$105.7	11.6%	$67.7	10.5%	56.1%

Net sales for the Terex Aerial Work Platforms segment in 2004 totaled $915.0 million, an increase of $272.0 million when compared to 2003. The increase was a result of stronger demand from the rental channel in the United States and, to a lesser extent, the rental channels in Europe, Australia and Asia. Rental market demand increased relative to 2003, primarily as customers continued to replace aging equipment; however, customer fleet expansion activity also began to impact sales. Notably, net sales of the segment’s material handler business increased by approximately 107% when compared to 2003, largely due to marketing the product as part of the overall Genie offering to these same rental distribution channels.

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

Terex Materials Processing & Mining

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$541.4	—	$397.8	—	36.1%
Gross profit	$87.1	16.1%	$52.2	13.1%	66.9%
SG&A	$56.3	10.4%	$47.3	11.9%	19.0%
Goodwill impairment	$—	—	$23.2	5.8%	(100.0%)
Income (loss) from operations	$30.8	5.7%	$(18.3)	(4.6%)	(268.3%)

Net sales in the Terex Materials Processing & Mining segment increased by $143.6 million to $541.4 million in 2004 compared to $397.8 million in 2003. This 36.1% growth in net sales reflects a robust demand for surface mining equipment in reaction to substantially higher metal and commodity prices versus a year ago. Additionally, a distribution agreement entered into with Caterpillar for the Company’s hydraulic mining shovels has begun to positively impact the business. Parts sales were also positively impacted as more equipment was in use at mine sites. Mining equipment usage drives a strong parts business; up to 50% of this segment’s net sales are derived from parts and service revenue. Demand for the Terex Materials Processing & Mining segment’s products is dependent on expectations within the mining industry of future commodity prices, including those for coal and iron ore.

Back to Index

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

During the second quarter of 2003, the Company recognized a goodwill impairment charge with respect to its Roadbuilding reporting unit, as described in more detail below under “Terex Roadbuilding, Utility Products and Other.” At that time, the Materials Processing business was included in the Roadbuilding reporting unit. Of the overall goodwill impairment of $44.3 million, $23.2 million related to the Materials Processing business. As a result of the realignment of the Company’s segments during the quarter ended September 30, 2004, the Materials Processing business is now consolidated in the Terex Materials Processing & Mining segment, and, as a result, this $23.2 million portion of the goodwill impairment charge is now included in this segment’s results.

Income from operations for the Terex Materials Processing & Mining segment was $30.8 million in 2004 or 5.7% of sales, an increase of $49.1 million from an operating loss of $18.3 million in 2003. This improvement in operating income is a result of a substantially better equipment demand environment from the impact of the higher commodity prices, the elimination of the one-time impact of a goodwill write-down in 2003, and foreign currency fluctuations.

Terex Roadbuilding, Utility Products and Other

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$801.7	—	$547.2	—	46.5%
Gross profit	$88.4	11.0%	$52.6	9.6%	68.1%
SG&A	$87.5	10.9%	$59.3	10.8%	47.6%
Goodwill impairment	$—	—	$21.1	3.9%	(100.0%)
Income (loss) from operations	$0.9	0.1%	$(27.8)	(5.1%)	(103.2%)

Net sales for the Terex Roadbuilding, Utility Products and Other segment for 2004 were $801.7 million, an increase of $254.5 million when compared to 2003. The acquisitions of Tatra and ATC in August 2003 increased sales relative to 2003 by approximately $170 million. Sales of roadbuilding products in 2004 increased modestly, but remained at a relatively low level reflecting the continued reduced activity in infrastructure projects. The U.S. federal government had yet to approve a new long-term infrastructure spending bill, which is expected to result in the design and release of large infrastructure improvement projects. This decline was partially offset by rental revenues generated by Terex’s rental business in the United States. The Utility business experienced modest growth in 2004 compared to 2003.

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

During the second quarter of 2003, the Company determined that the business performance during the first six months of 2003 in the Roadbuilding reporting unit (which at the time included the Roadbuilding business and the Materials Processing business) would not meet the Company’s 2003 performance expectations that were used when goodwill was last reviewed for impairment as of October 1, 2002. Funding for road projects had remained at historically low levels as federal and state budgets had been negatively impacted by a weak economy and the war in Iraq. In response to the revised business outlook, management initiated several changes to address the expected market conditions, including a change in business management, discontinuance of several non-core products, work force furloughs and reductions, and an inventory write-down based on anticipated lower sales volume. Based on the continued weakness in the reporting unit, the Company initiated a review of the long-term outlook for the reporting unit. The revised outlook for the reporting unit assumed that funding levels for domestic road projects would not improve significantly in the short term. In addition, the outlook assumed that the Company would continue to reduce working capital invested in the reporting unit to better match revenue expectations.

Back to Index

Based on this review, the Company determined the fair value of the Roadbuilding reporting unit using the present value of the cash flow expected to be generated by the reporting unit. The cash flow was determined based on the expected revenues, after tax profits, working capital levels and capital expenditures for the reporting unit. The present value was calculated by discounting the cash flow by the Company’s weighted average cost of capital. The Company, with the assistance of a third-party, also reviewed the market value of the Roadbuilding reporting unit’s tangible and intangible assets. These values were included in the determination of the carrying value of the Roadbuilding reporting unit.

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

Corporate/Eliminations

	2004		2003

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$(88.1)	—	$(57.6)	—	(53.0)%
Income from operations	$(14.8)	16.8%	$(16.4)	28.5%	9.8%

Net sales eliminations increased in 2004 over the prior year, due mainly to efforts to cross sell Terex products through existing distribution channels, largely Terex Construction products being distributed through the Terex Aerial Work Platforms segment channels.

Income from operations for 2004 included approximately $3 million of costs related to the Company’s investigation of its historical accounting, which was more than offset by a reduction in costs associated with changes made in the Company’s deferred compensation plan relative to 2003.

Net Interest Expense

Net interest expense for 2004 totaled $87.0 million, a decrease of $5.8 million when compared to $92.8 million in 2003. This decrease is primarily due to a reduction in debt balances as the Company continued to reduce outstanding obligations, partially offset by a reduction in the benefits recognized related to interest rate hedges.

Other Income (Expense) – Net

Other income (expense), including loss on retirement of debt, for 2004 was income of $19.8 million compared to an expense of $15.9 million for 2003. This change was primarily the result of the inclusion in 2004 of the income from the sale of certain facilities recognized in the second quarter of 2004, namely, the former Fermec facility in Manchester, England, the former aerial platform facility in Cork, Ireland, the former tower crane facility in Trier, Germany and the former boom truck facility in Olathe, Kansas, along with the impact in the second quarter of 2004 of a favorable settlement reached related to the acquisition of the O&K mining shovel business.

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

Back to Index

The Company initiated two debt reductions during 2003. On June 30, 2003, the Company redeemed $50.0 million aggregate principal amount of its 8-7/8% Senior Subordinated Notes due 2008 (the “8-7/8% Notes”). In connection with this redemption, the Company recognized a loss of $1.9 million. The loss was comprised of the payment of an early redemption premium ($2.2 million), the write-off of unamortized original issuance discount ($1.6 million) and the write-off of unamortized debt acquisition costs ($0.2 million), which were partially offset by the recognition of deferred gains related to fair value interest rate swaps previously closed on this debt ($2.1 million). On November 25, 2003, the Company sold and issued $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). The net proceeds from the issuance of the 7-3/8% Notes, together with cash on hand of approximately $119 million, were used to retire the remaining $200 million aggregate principal amount of the 8-7/8% Notes and prepay approximately $200 million of the Company’s existing bank term loans. In connection with these retirements of debt, the Company recognized a loss of $9.0 million. The loss was comprised of the payment of an early redemption premium ($11.1 million), the write-off of unamortized debt acquisition costs ($3.4 million) and original issue discount ($1.7 million), which were partially offset by gains related to fair value interest rate swaps ($7.2 million).

Income Taxes

During 2004, the Company recognized an income tax benefit of $176.7 million on income before income taxes of $147.4 million, an effective rate of (119.9%), as compared to an income tax expense of $175.9 million on a loss before income taxes of $50.7 million, an effective rate of (346.9%), in the prior year. The 2004 effective tax rate is lower than statutory rates and higher than the prior year due mainly to: (1) the release of the valuation allowance on the U.S. deferred tax assets that was established in 2003, due to improved performance in several U.S. businesses indicating that it was more likely than not that the assets would be realized; (2) the release of the valuation allowance in the Fermec business due to its strong financial performance indicating that it was more likely than not that the Company would realize the benefits of certain deferred tax assets; (3) the successful resolution of a tax audit covering multiple reporting periods; (4) the favorable determination on interest deductibility in a jurisdictional review; and (5) the favorable resolution of certain state tax reviews. The 2003 effective tax rate includes the establishment of a valuation allowance on the U.S. deferred tax assets, as it was determined, based on available evidence, that more likely than not the U.S. earnings would be insufficient to realize the assets, a goodwill impairment charge recorded during the second quarter of 2003 that is partially non-deductible for income tax purposes and the benefit from the release of valuation allowances due to the profitability of the Company’s German operations indicating that it was more likely than not that the Company would realize the benefit of certain tax assets. Excluding the impact of the establishment of the valuation allowance on the U.S. deferred tax assets in 2003 of $200.7 million and subsequent reversal in 2004, the effective tax rates for the periods would have been 48.9% in 2003 and 16.3% in 2004.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

The Company believes that the following are among its most significant accounting polices which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A - “Significant Accounting Policies” in the accompanying consolidated financial statements for a complete listing of the Company’s accounting policies.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2005, reserves for excess and obsolete inventory totaled $79.9 million.

Back to Index

Accounts Receivable - Management is required to make judgments relative to the Company’s ability to collect accounts receivable from the Company’s customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors which cannot be predicted with certainty. At December 31, 2005, reserves for potentially uncollectible accounts receivable totaled $48.7 million.

Guarantees - The Company has issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2005. The Company must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

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

As of December 31, 2005, the Company’s maximum exposure to such credit guarantees was $214.7 million, including total guarantees issued by Terex Demag and Genie of $162.5 million and $25.2 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note R - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, Genie’s maximum exposure related to residual value guarantees under sales-type leases was $30.8 million at December 31, 2005, with total residual value guarantees issued by the Company (including Genie) of $31.1 million. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $23.2 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

Beginning in 2003, upon implementation of the Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and rescission of FIN 34”, the Company recorded a liability for the estimated fair value of guarantees issued. The Company recognizes a loss under a guarantee when the Company’s obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if the Company’s payment obligation under the guarantee exceeds the value the Company can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $13 million for the estimated fair value of all guarantees provided as of December 31, 2005.

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

Back to Index

a)	Persuasive evidence that an arrangement exists;
b)	The price to the buyer is fixed or determinable;
c)	Collectibility is reasonably assured; and
d)	The Company has no significant obligations for future performance.

In the United States, the Company has the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of the Company’s revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, the Company retains title to goods delivered to a customer until the customer makes payment so that the Company can recover the goods in the event of customer default on payment. In these circumstances, where the Company only retains title to secure its recovery in the event of customer default, the Company also has a policy which requires it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

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

In limited circumstances, certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under the Company’s customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company’s inventory and identified as belonging to the customer and the Company has no further obligations under the order.

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

Goodwill - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities acquired by the Company. The Company reviews the value of its recorded goodwill annually to determine if it is potentially impaired, and more frequently as circumstances warrant. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the reporting units’ weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of goodwill as well as the overall expected value of a given business.

Back to Index

Impairment of Long Lived Assets - The Company’s policy is to assess its ability to realize on its long lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows is less than its carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

Accrued Warranties - The Company records accruals for unasserted warranty claims based on the Company’s prior claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. These warranty costs are based upon management’s assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Accrued Product Liability - The Company records accruals for product liability claims based on the Company’s prior claim experience, accruals for product liability claims are valued based upon the Company’s prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company’s director of product safety. The Company provides accruals for estimated product liability experience on known claims. The Company does not accrue for reported incidents until such time as a claim is made against the Company. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Pension Benefits - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2005, the Company maintained four defined benefit pension plans in the U.S. covering certain domestic employees and a Supplemental Executive Retirement Plan that provides retirement benefits to certain senior executives of the Company. The benefits for the plans covering the salaried employees are based primarily on years of service and employees’ qualifying compensation. The benefits for the plans covering hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the U.S. plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. For the U.S. plans, approximately 42% of the assets held are in equity securities and 58% are in fixed income securities. For the foreign funded plans, approximately 91% of the assets held are in equity securities and 9% are in fixed income securities. This allocation is reviewed periodically and the Company expects to increase the allocation of fixed income securities for the foreign plan assets.

Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension expense and liabilities related to the Company’s plans. The Company uses the services of several independent actuaries to assist with these calculations.

Several key assumptions are used in actuarial models to calculate pension expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the models are expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. The actuarial models also use assumptions for various other factors including employee turnover, retirement age and mortality which are evaluated periodically and are updated to reflect experience. The Company’s management believes the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which the Company operates.

The expected long-term rates of return on pension plan assets were 8.0% for U.S. plans and 6.5% for international plans at December 31, 2005. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

Back to Index

The Company’s strategy with regard to the investments in the pension plan is to earn a rate of return sufficient to match or exceed the long term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long term returns on the investment portfolio. While the Company examines performance and future expectations annually, it also views historic asset portfolios and performance over a long period of years. In the short term there may be fluctuations of positive and negative yields year over year, but over the long-term, the actual return is expected to match the expected assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and the Company’s pension obligation in future periods.

The discount rates for pension plan liabilities were 5.75% for U.S. plans and 4.20% to 4.75% for international plans at December 31, 2005. The discount rate enables the Company to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for the Company’s pension plans were 4.0% for U.S. plans and 2.0% to 4.5% for international plans at December 31, 2005. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

The Company has recorded the unfunded benefit obligation (the minimum pension liability) as a liability and reduction in stockholders’ equity on the Consolidated Balance Sheet at December 31, 2005. The change in assumptions from the previous year, primarily decreases in the discount rate for the U.S. plans and foreign plans, resulted in an increase in the projected benefit obligation of $4.5 million and $32.1 million, respectively.

Actual results in any given year will often differ from actuarial assumptions because of demographic, economic and other factors. The market value of the plan assets can change significantly in a relatively short period of time. Additionally, the measurement of the plan’s benefit obligation is sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan’s estimated accumulated benefit obligation could increase, requiring an additional minimum liability and a reduction in stockholders’ equity.

The Company expects that any future obligations under its plans that are not currently funded will be funded from future cash flows from operations. If the Company’s contributions are insufficient to adequately fund the plans to cover its future obligations, the performance of the assets in its plans does not meet expectations or assumptions are modified, contributions could be higher than expected which would reduce the cash available for the Company’s business. Changes in U.S. or foreign laws governing these plans could require additional contributions. In addition, changes in generally accepted accounting principles in the United States could require the recording of additional liabilities and costs related to these plans.

The assumptions used in computing the Company’s net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2005:

	Increase		Decrease

	Discount Rate	Expected long-term rate of return	Discount Rate	Expected long-term rate of return

		($ amounts in millions)
U. S. Plans:
Net pension expense	$(0.4)	$(0.2)	$0.4	$0.2
Projected benefit obligation	$(4.2)	$—	$3.7	$—

Foreign Plans:
Net pension expense	$(0.3)	$(0.2)	$0.6	$0.2
Projected benefit obligation	$(10.5)	$—	$11.4	$—

Income Taxes - At December 31, 2005, the Company had net deferred tax assets of $258.6 million (net of valuation allowances of $112.3 million). Income tax expense was $101.3 million for the year ended December 31, 2005. The Company estimates income taxes based on diverse and complex regulations that exist in various jurisdictions where it conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary timing differences due to differing treatment of certain items for accounting and income tax purposes.

Back to Index

The Company evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the utilization of its deferred tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income generated by the Company. “Timing” refers to the period in which future income is expected to be generated and is important because certain of the Company’s net operating losses expire if not used within an established time frame based on the jurisdiction in which they were generated.

A significant portion of the Company’s deferred tax assets are comprised of net operating losses (“NOLs”) generated in the United States by the Company. The Company had a history of generating tax losses in the United States and has accumulated federal NOLs of $194.4 million as of December 31, 2005. During the fourth quarter of 2005, the Company evaluated its ability to utilize its NOLs generated in the United States. The Company included the following information in its analysis:

•	The three year historical earnings of the U.S. businesses.
•

The acquisitions of Genie and Terex Advance Mixer in 2002 added significantly to the Company’s U.S. based income generation. In addition, the Company has continued to see an increase in demand for Genie products as rental markets have demonstrated significant expansion since Genie was acquired in 2002. The acquisition of Reedrill at the end of 2004 in the Terex Materials Processing & Mining segment also will contribute to United States based income generation.

•	The actual results in 2005 and increasing backlog levels evidencing improved performance.
•

The Company has undergone significant restructuring in the United States to address market conditions in its North American crane business as well as its roadbuilding businesses. The Company believes that these businesses will benefit from improving economic conditions and that their respective end markets are showing signs of improvement.

•	The Company has begun implementation of royalty agreements with its foreign business units, consistent with the Terex branding strategy.

Based on these facts, the Company has determined that it is more likely than not that expected future U.S. earnings will be sufficient to utilize certain of the Company’s U.S. deferred tax assets.

In addition to its domestic NOLs, the Company has accumulated $642.8 million of foreign NOLs at December 31, 2005. During the fourth quarter of 2005, the Company also evaluated its ability to utilize these NOLs on a country-by-country and entity-by-entity basis. In performing this analysis, the Company reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, a valuation allowance was provided for foreign NOLs which the Company believed were not more likely than not to be realized in the future. As of December 31, 2005, the total valuation allowance provided for foreign deferred tax assets was $74.7 million. During the fourth quarter of 2005, the Company released valuation allowances associated with certain of its German businesses as activities to simplify the legal entity structure and improved performance of these businesses indicated that it was more likely than not that the assets would be realized.

Considerable judgments are required in establishing deferred tax valuation allowances and in assessing possible exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax filing positions taken by the Company. The Company’s practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax liabilities, including interest and penalties, if applicable. As the Company’s business has grown internationally, so has its international tax profile and the potential application of uncertain tax law. Given the subjective nature of certain areas of tax law, the results of any tax authorities’ audit of the Company’s returns could have an adverse impact on the Company’s net income. The Company believes it records and/or discloses tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. Adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company adopted FIN No. 47 in the fourth quarter of 2005. Adoption of FIN No. 47 did not have a material impact on the Company’s financial statements.

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

In June 2005, the FASB ratified Emerging Issues Task Force Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing the active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF No. 05-5 is effective for fiscal years beginning after December 15, 2005. The Company is reviewing the requirements of EITF No. 05-5 and expects its adoption will not have a material impact on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $553.6 million at December 31, 2005. In addition, the Company had $221.3 million available for borrowing under its revolving credit facilities at December 31, 2005.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. During 2003, the Company’s focus shifted from a largely acquisition oriented growth approach to improving its operating performance. The Company in 2004 introduced goals of improving operating earnings and net income as a percentage of sales and reducing the relative level of working capital needed to operate the business. In 2005, the focus on improving income from operations and working capital management continued. The Company is improving its liquidity through the collection of receivables in a more timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively impact the Company’s liquidity. During the fourth quarter of 2005 and 2004, the Company sold, without recourse, accounts receivable approximating 13% and 19% of its fourth quarter revenue in 2005 and 2004, respectively, to provide additional liquidity.

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

Back to Index

The Company’s ability to generate cash from operations is subject to the following factors:

•

A substantial number of the Company’s customers fund their purchases through third party finance companies. Finance companies extend credit based on the credit worthiness of the customers and the expected residual value of the Company’s equipment. Changes in either the customers’ credit profile or in used equipment values may impact the ability of customers to purchase equipment.

•

As the Company’s sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The initiatives described above are intended to reduce the relative increase in working capital.

•

As described above, the Company insures and sells a significant portion of its accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from the Company, and may choose to limit or discontinue further purchases from the Company at any time. Changes in customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company can impact the Company’s cash flow from operations.

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

However, in 2005, first and second half sales were relatively equal, as 50.3% of the Company’s sales occurred in the first half of the year and 49.7% of the Company’s sales were in the second half of the year. This resulted from a number of factors, including price increases that were instituted by certain of the Company’s business in the second half of 2004 increasingly taking effect, and increased deliveries being accepted later in the year than typical because of increased demand and wait times arising from high levels of backlog in the Terex Aerial Work Platforms segment. For 2006, the Company expects sales in the first half of the year to be slightly greater than sales in the second half of the year. Sales in the first half of 2006 are expected to be driven by the desire of the Company’s customers for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales in the second half of 2006 are anticipated to reflect high demand for backlog orders in the aerial work platforms and mining businesses that will be accepted late in the year, an expected increase in roadbuilding orders arising later in the year as that business recovers, and anticipated orders for new products to be introduced by the Terex Construction segment in mid-year, leading to a ramp-up in sales for that group in the second half of the year.

As a result of its traditional seasonality, the Company has tended to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. In 2005, the Company used cash to fund its operations in the first quarter of the year and generated cash in the final three quarters of the year, due largely to improved working capital efficiency and increased first half sales. The Company expects cash from operations in 2006 to be similar to the 2005 pattern.

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

Back to Index

The Company is currently in compliance with all of its financial covenants under its bank credit facilities. The Company’s future compliance with its financial covenants will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis, and requiring the Company to refrain from taking certain actions, such as incurring certain types of prohibited indebtedness and granting liens not permitted under the facilities. The Company obtained a waiver from its bank lending group allowing the Company until May 31, 2006, to provide its lenders with its financial info rmation for the year ended December 31, 2005, including the information contained in the Consolidated Financial Statements included herein. The Company’s future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the SEC in a timely manner.

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company’s bank credit facility was 4.49% at December 31, 2005.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company’s ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and some impacted by general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company’s ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company’s recent failure to file certain of its periodic reports on a timely basis will limit the ability of the Company to access the capital markets using short-form registration for a period of twelve months from the date the Company becomes current with all of its SEC filings. In addition, the terms of the Company’s bank credit facility and senior subordinated notes restrict the Company’s ability to make further borrowings and to sell substantial portions of its assets.

Cash Flows - 2005 vs. 2004

Cash provided by operations for the year ended December 31, 2005 totaled $273.4 million, compared to cash provided by operations of $164.6 million for the year ended December 31, 2004, reflecting the improvement in the Company’s financial performance during 2005, with growth in earnings, net of the change in deferred taxes, partially offset by increased working capital to fund the Company’s significant growth in net sales. Despite the cash usage due to an increase in working capital, the percentage of working capital to trailing fourth quarter annualized sales decreased from 19.4% at the end of 2004 to 17.5% by the end of 2005.

Cash used in investing activities in the year ended December 31, 2005 was $56.7 million, as compared to cash used in investing activities of $61.8 million for the year ended December 31, 2004. The decrease in cash usage was primarily the result of fewer expenditures for acquisitions, partially offset by lower proceeds from the sale of assets, in 2005, and higher capital expenditures in 2005.

The Company used cash for financing activities of $49.0 million in the year ended December 31, 2005, compared to $170.1 million in the year ended December 31, 2004. The decrease was primarily due to a $147.0 million repayment of long-term debt in 2004. Debt reduction activities in 2005 were limited, as the Company primarily used cash to fund the growth in net sales.

Back to Index

Contractual Obligations

The following table sets out specified contractual obligations of the Company at December 31, 2005:

		Payments due by year

	Total Committed	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations	$1,618.8	$134.1	$131.5	$145.4	$251.2	$72.1	$884.5
Capital lease obligations	10.8	5.9	1.9	1.2	0.5	0.4	0.9
Operating lease obligations	309.8	53.1	42.9	35.9	26.7	22.5	128.7

Total	$1,939.4	$193.1	$176.3	$182.5	$278.4	$95.0	$1,014.1

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2005 for indebtedness that has floating interest rates.

Additionally, at December 31, 2005, the Company had outstanding letters of credit that totaled $99.5 million and had issued $214.7 million in guarantees of customer financing to purchase equipment, $31.1 million in residual value guarantees and $23.2 million in buyback guarantees.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. It is the Company’s policy to fund the pension plans at the minimum level required by applicable regulations. In 2005, cash contributions to the pension plans by the Company were $11.6 million, and the Company estimates that its pension plan contributions will be approximately $15 million in 2006.

The Company participates in a joint venture arrangement with a European financial institution as described below in “Off-Balance Sheet Arrangements -Variable Interest Entities.”

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

As of December 31, 2005, the Company’s maximum exposure to such credit guarantees was $214.7 million, including total credit guarantees issued by Terex Demag and Genie of $162.5 million and $25.2 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note R - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $31.1 million at December 31, 2005. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company, from time to time, guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2005, the Company’s maximum exposure pursuant to buyback guarantees was $23.2 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $13 million for the estimated fair value of all guarantees provided as of December 31, 2005.

Variable Interest Entities

Back to Index

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

On January 1, 2004, the Company and DLL revised the co-operation agreement and operating relationship with respect to GFSH. As part of the reorganization, the name of the joint venture was changed to TFSH B.V., Genie’s ownership interest in TFSH B.V. was reduced to forty percent (40%) in exchange for consideration of $1.2 million from DLL, and Genie transferred its interest to Terex Financial Services Europe Limited, another Company subsidiary. In addition, the scope of TFSH B.V.’s operations was broadened, as it was provided the opportunity to facilitate the financing of all of the Company’s products sold in Europe. TFSH B.V. is a direct lender and makes its loans with funds obtained from equity contributions made by DLL and the Company and a debt facility made available to TFSH B.V. by DLL and DLL’s parent, Rabobank.

As of December 31, 2005, TFSH B.V. had total assets of $363.0 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $331.0 million, consisting primarily of debt issued by the joint venture partner. The Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of December 31, 2005, the maximum exposure to loss under these guarantees was approximately $36 million. Additionally, the Company is required to maintain a capital account balance in TFSH B.V., pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH B.V. by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TSFH B.V., the Company contributed its proportional share of these requirements, which represented an additional $3.2 million and $1.9 million in cash to TFSH B.V. during 2005 and 2004, respectively.

As defined by FASB Interpretation No. 46 (“FIN 46R”), TFSH B.V. is a Variable Interest Entity (“VIE”). For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal and operating structure of TFSH B.V., the Company concluded that it is not the primary beneficiary of TFSH B.V. and that it does not control the operations of TFSH B.V. Accordingly, the Company does not consolidate the results of TFSH B.V. into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH B.V.

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At December 31, 2005, the historical cost of equipment being leased back from the financing companies was approximately $91 million and the minimum lease payment in 2006 will be approximately $18 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Euro, British Pound, Australian Dollar and Czech Koruna. The Company may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2005, the Company had foreign exchange contracts with a notional value of $447.4 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of its indebtedness under its 7-3/8% Notes. The floating rate is based on a spread of 2.45% over London Interbank Offer Rate (“LIBOR”). At December 31, 2005, the floating rate was 7.17%.

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

Back to Index

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

Transactions with Former Employees

On November 13, 2003, the Company entered into an agreement with FILVER S.A. (“FILVER”), an entity affiliated with Fil Filipov, the President of the Company’s Terex Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FILVER provides consulting services to Terex as assigned by the Chief Executive Officer of Terex, including an initial assignment to assist with the operations of Tatra. The term of the agreement is for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 million per year, subject to adjustment based on usage of FILVER’s services and FILVER’s performance (determined at the discretion of the Company), plus reimbursement of certain expenses. The terms of the agreement between the Company and FILVER are similar to terms that the Company believes would have been agreed upon in an arm’s length transaction. During 2005, the Company incurred a total cost of $0.6 million under this contract, which includes the consulting fee of $0.5 million.

During 2004 and 2005, the Company leased equipment to Connecticut Aggregate Inc. (“Con Ag”), an entity affiliated with Kerry O’Sullivan, a former executive officer of the Company. The terms of the agreement between the Company and Con Ag are the standard terms and conditions that the Company uses when it enters into leases of its equipment and are similar to terms that the Company believes would have been agreed upon in an arm’s length transaction. As of December 31, 2005, the Company was owed $0.1 million from Con Ag. In addition, ConAg is currently delinquent in its payments to the Company.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled “Contingencies and Uncertainties”. In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company’s control, include, among others:

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

Back to Index

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

Actual events or the actual future results of the Company may differ materially from any forward looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. See Note E - “Derivative Financial Instruments” to the Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound, Australian Dollar and Czech Koruna. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At December 31, 2005, the Company had foreign exchange contracts with a notional value of approximately $447.4 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $4.7 million at December 31, 2005.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. The Company manages its interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintains an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At December 31, 2005, approximately 44.3% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was 8.05%.

At December 31, 2005, the Company had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. The floating rate was 7.17% at December 31, 2005. The fair market value of this arrangement, which represents the cost to settle this contract, was a net loss of $4.1 million at December 31, 2005.

On March 31, 2005 and August 11, 2005, the Company exited interest rate swap agreements with notional amounts of $100.0 million and $79.0 million, respectively, in order to maintain an appropriate balance between floating and fixed rates on its mix of indebtedness. As a result of these transactions, the Company recorded a gain of approximately $0.1 in interest expense.

Back to Index

At December 31, 2005, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at December 31, 2005 would have increased interest expense by approximately $3 million in 2005.

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

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company’s requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the increases in the cost of steel, for example, the Company designed and implemented plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs, and increasing the price of the Company’s products. Various of the Company’s operations are implementing price increases and/or surcharges directly intended to offset increases in prices of steel and other components. In 2005, a portion of the increased steel cost was passed to the Company’s customers by way of surcharges and price increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and the Company’s Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2005 and 2004 are as follows (in millions, except per share amounts).

	2005				2004

	Fourth	Third	Second	First	Fourth	Third	Second	First

Net sales	$1,628.8	$1,541.4	$1,759.1	$1,451.1	$1,375.7	$1,252.2	$1,332.5	$1,059.4
Gross profit	246.5	243.1	282.2	206.2	163.8	186.2	192.7	160.4
Net income	34.8	51.9	71.2	30.6	198.0	44.7	63.3	18.7
Per share:
Basic
Net income	$0.70	$1.04	$1.43	$0.62	$4.01	$0.91	$1.29	$0.38
Diluted
Net income	$0.68	$1.02	$1.40	$0.60	$3.87	$0.87	$1.24	$0.37

The accompanying unaudited quarterly financial data of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with Item 302 of Regulation S-K. In the opinion of management, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Back to Index

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses discussed below and because the Company was unable to file this Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2005, June 30, 2005 and September 30, 2005 within the time periods specified in the SEC’s rules. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management identified the following material weaknesses in its assessment of the effectiveness of the Company’s internal control over financial reporting:

•

The Company did not maintain effective controls over its financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, this control deficiency directly contributed to the material weakness described below regarding income taxes, resulted in an audit adjustment at two locations for the timing of revenue recognition for certain transactions and inventory adjustments at certain of the Company’s locations, primarily arising from the inadequate reconciliation and review of parts and work in process inventory. The adjustments resulting from this control deficiency primarily impacted net sales, cost of goods sold, accounts receivable and inventory in the 2005 annual and interim consolidated financial statements.

•

The Company did not maintain effective controls over its accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This control deficiency resulted in audit adjustments to income taxes payable, income tax provision and accumulated other comprehensive income to the 2005 annual and interim consolidated financial statements.

Back to Index

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management has determined that each of these control deficiencies constitutes a material weakness in the Company’s internal control over financial reporting as of December 31, 2005.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

MANAGEMENT’S REMEDIATION INITIATIVES

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, management identified material weaknesses in the Company’s internal control over financial reporting. These material weaknesses included the material weaknesses identified above as existing at December 31, 2005. In response to those material weaknesses identified, the Company has taken a number of substantial actions and will continue to take further significant steps to strengthen its control processes and procedures in order to remediate such material weaknesses. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the year ended December 31, 2005 to address the material weaknesses identified as existing as of December 31, 2004:

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

Back to Index

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

The Company has determined that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weaknesses regarding: (a) accounting for intercompany activity, (b) accounting for goods received but not yet invoiced, (c) goodwill denominated in foreign currencies and (d) accounting for certain retirement and benefit plans have been remediated.

While considerable action has been taken to remediate the material weakness on maintenance of sufficient complement of people, remediation of control deficiencies has not yet been fully evidenced and therefore management has concluded that this weakness has not been remediated. To address the material weakness in the financial reporting process related to maintaining a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, the Company has taken the following actions:

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

Back to Index

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

While considerable action has been taken to remediate the material weakness over its accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision, remediation of this control deficiency has not yet been fully evidenced and therefore management has concluded that this weakness has not been remediated. To address the material weakness in the accounting for income taxes, the Company has taken the following actions during the year ended December 31, 2005:

•	The Company, with the assistance of an outside professional service provider, developed procedures to more effectively and accurately accumulate detailed support for approximately 80 foreign tax basis balance sheets and related processes to quantify deferred tax balances.

•	The Company re-engineered its tax provision reporting processes (including U.S. federal and state tax provision processes) to improve visibility, timeliness and accuracy, as well as technical support and documentation standards.

•	The Company has increased staffing in the tax department including those mentioned above.

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

•	Increasing internal audit scope and capabilities to address the needs of an evolving internal control environment.
•	Simplifying the Company’s legal and reporting entity structure to facilitate the processing of intercompany transactions and reduce completely in the tax reporting processes.
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

Back to Index

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

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

Directors

The following table sets forth, as of April 1, 2006, the respective names and ages of the members of the Company’s Board of Directors (the “Board”), indicating all positions and offices held by each such person. Each director is elected by the Company’s stockholders to hold his or her directorship for one year or until his or her successor is duly elected and qualified.

Name	Age	Positions and Offices with Company	First Year As Company Director

Ronald M. DeFeo	54	Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director	1993
G. Chris Andersen	67	Director	1992
Paula H. J. Cholmondeley	58	Director	2004
Don DeFosset	57	Director	1999
William H. Fike	69	Lead Director	1995
Dr. Donald P. Jacobs	78	Director	1998
David A. Sachs	46	Director	1992
J. C. Watts, Jr.	48	Director	2003
Helge H. Wehmeier	63	Director	2002

Ronald M. DeFeo was appointed President and Chief Operating Officer of the Company on October 4, 1993, Chief Executive Officer of the Company on March 24, 1995 and Chairman of the Board on March 4, 1998. Pursuant to an Employment and Compensation Agreement between Mr. DeFeo and the Company, dated as of July 1, 2005 (the “DeFeo Agreement”), Mr. DeFeo is to remain President and Chief Executive Officer of the Company through December 31, 2012 and the Company will use its best efforts, consistent with generally accepted best corporate governance standards, to have Mr. DeFeo elected Chairman of the Board during this time. See Item 11 – “Executive Compensation - Employment Contracts, Termination of Employment and Change in Control Agreements.” Mr. DeFeo joined the Company in May 1992 as President of the Company’s then Heavy Equipment Group. A year later, he also assumed the responsibility of serving as the President of the Company’s former Clark Material Handling Company subsidiary. Prior to joining the Company on May 1, 1992, Mr. DeFeo was a Senior Vice President of J.I. Case Company, the former Tenneco farm and construction equipment division, and also served as a Managing Director of Case Construction Equipment throughout Europe. While at J.I. Case, Mr. DeFeo was also a Vice President of North American Construction Equipment Sales and General Manager of Retail Operations. Mr. DeFeo serves as a director of Kennametal Inc. (a supplier of the Company). Mr. DeFeo served as a director of United Rentals, Inc. (a customer of the Company) until June 2005.

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

Back to Index

Dr. Donald P. Jacobs is Dean Emeritus and the Gaylord Freeman Distinguished Professor of Banking of the J.L. Kellogg Graduate School of Management at Northwestern University, positions he has held since 2001. Prior to that, Dr. Jacobs was Dean of the Kellogg School from 1975 through 2001. Dr. Jacobs also serves as a director of ProLogis Trust and CDW Corporation.

David A. Sachs is a Managing Director, Head of the Capital Markets Group and Co-Portfolio Manager of Ares Management Company, LLC, an investment management firm of which he was a founder in 1997. Mr. Sachs has been an investment banker and investment manager since 1981.

J. C. Watts, Jr. has been Chairman of the J. C. Watts Companies, LLC since January 2003. He previously represented Oklahoma’s 4th District in the U.S. House of Representatives for eight years through January 7, 2003. Congressman Watts served as Chairman of the House Republican Conference and served on a number of key committees during his tenure in Congress, including the Armed Services Committee, the Select Homeland Security Committee, the Military Readiness Subcommittee and the Procurement Subcommittee. Prior to his 1994 election to Congress, Congressman Watts was Chairman of the Oklahoma State Corporation Commission from 1990 to 1994. Congressman Watts also serves as a director of Dillard’s, Inc., Burlington Northern Santa Fe Corporation and Clear Channel Communications, Inc.

Helge H. Wehmeier retired in December 2004 as Vice-Chairman of Bayer Corporation, a post he held since July 1, 2002. Prior to that, Mr. Wehmeier served as President and Chief Executive Officer of Bayer Corporation from 1991 through June 2002. Mr. Wehmeier spent more than 35 years with Bayer AG, a diversified, international chemicals and health care group, in various positions of increasing responsibility, including senior management positions in both Europe and the United States. Mr. Wehmeier is an alumnus of the International Management Development Institute, Lausanne, Switzerland and Institut European d’Administration des Affaires, Fontainebleau, France. Mr. Wehmeier is also a director of PNC Financial Services Group, Inc., a diversified banking and financial services company, and Owens Illinois, Inc., a manufacturer of glass containers.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since April 12, 2004, the date of the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders. The Company did not hold an annual stockholders meeting in 2005.

Executive Officers

The following table sets forth, as of April 1, 2006, the respective names and ages of the Company’s executive officers, indicating all positions and offices held by each such person. Each officer is elected by the Board to hold office for one year or until his or her successor is duly elected and qualified.

Back to Index

NAME	AGE	POSITIONS AND OFFICES WITH COMPANY

Ronald M. DeFeo	54	Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director

Colin Robertson	41	Executive Vice President, Operations

Robert R. Wilkerson	56	Executive Vice President, Chief Change Officer and President, Terex Aerial Work Platforms

Phillip C. Widman	51	Senior Vice President and Chief Financial Officer

Eric I Cohen	47	Senior Vice President, Secretary and General Counsel

Brian J. Henry	47	Senior Vice President, Finance and Business Development

Kevin A. Barr	46	Senior Vice President, Human Resources

Katia Facchetti	42	Senior Vice President and Chief Marketing Officer

Colin Fox	62	Senior Vice President, Terex Business Systems

Steve Filipov	37	President, Terex Cranes

Christian Ragot	48	President, Terex Utilities and Roadbuilding

Richard Nichols	44	President, Terex Materials Processing & Mining

Hyeryun Lee Park	49	President, Terex Asia

Jonathan D. Carter	37	Vice President, Controller and Chief Accounting Officer

For information regarding Mr. DeFeo, refer to the section above titled “Directors.”

Colin Robertson was named Executive Vice President, Operations on January 5, 2006. At that time, Mr. Robertson had been serving as President, Terex Construction since September 11, 2002. Prior to that, Mr. Robertson had been serving as President of Terex Europe since May 1, 2001. Mr. Robertson previously held the position of Managing Director for both the Construction and Powerscreen groups of the Company since July 2000 and before that was Managing Director for the Construction group from September 1998. Prior to that, he was the General Manager of the Company’s crane operations in Waverly, Iowa, in 1998 and of the Company’s Terex Equipment Limited operation in 1996 and 1997. Before joining the Company in October 1994, Mr. Robertson spent 12 years in positions of increasing responsibility with J.I. Case Co. and Cummins Engine Company.

Robert R. Wilkerson became President, Terex Aerial Work Platforms upon the completion of the Company’s acquisition of Genie on September 18, 2002. Mr. Wilkerson had been serving as President of Genie since January 1977. Mr. Wilkerson was also named Executive Vice President and Chief Change Officer of the Company on May 13, 2004.

Phillip C. Widman was appointed Senior Vice President and Chief Financial Officer of the Company on September 16, 2002. Prior to joining the Company, Mr. Widman served as Executive Vice President, Chief Financial Officer of Philip Services Corporation, an industrial outsourcing and metal services company, from 1998 to 2001, and as an independent consultant from 2001 to 2002. Prior to joining Philip Services, Mr. Widman worked at Asea Brown Boveri Ltd. (“ABB”) for eleven years in various financial and operational capacities in the transportation, power generation and power distribution businesses. During his last two years at ABB, he served as Vice President, Chief Financial Officer and Supply Management of its diverse businesses in the United States. Additionally, Mr. Widman’s experience includes twelve years with Unisys Corporation in a variety of financial roles. In his role as an officer of Philip Services, Mr. Widman was an executive officer of approximately 125 U.S. legal entities that filed for federal bankruptcy protection as part of a restructuring of their outstanding debt obligations.

Eric I Cohen became Senior Vice President, Secretary and General Counsel of the Company on January 1, 1998. Prior to joining the Company, Mr. Cohen was a partner with the New York City law firm of Robinson Silverman Pearce Aronsohn & Berman LLP (which firm has since merged with Bryan Cave LLP) since January 1992 and was an associate attorney with that firm from 1983 to 1992.

Back to Index

Brian J. Henry was appointed Senior Vice President, Finance and Business Development on October 18, 2002. Mr. Henry previously held the positions of Vice President, Finance and Business Development, Vice President-Finance and Treasurer, and Vice President-Corporate Development and Acquisitions. Mr. Henry also served as the Company’s Director of Investor Relations. Mr. Henry has been employed by the Company since 1993. From 1990 to 1993, Mr. Henry was employed by KCS Industries, L.P. and its predecessor, KCS Industries, Inc., an entity that until December 31, 1993, provided administrative, financial, marketing, technical, real estate and legal services to the Company and its subsidiaries.

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

Colin Fox was named Senior Vice President, Terex Business Systems in December 2004. At that time, Mr. Fox had been serving as Vice President – Operations of Genie since 1997. Previously, he was a co-founder and Managing Director of Deltapoint Corporation, a leading management-consulting firm that specialized in world-class competitiveness and excellence.

Steve Filipov was named President, Terex Cranes on January 1, 2004. At that time, Mr. Filipov had been serving as President of the international operations for Terex Cranes since July 1, 2002. Prior to that Mr. Filipov held various other positions with a number of the Company’s international cranes businesses. Mr. Filipov started with the Company on September 1, 1995 as Export Manager for PPM S.A. in France.

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

Richard Nichols was named President, Terex Materials Processing & Mining on January 23, 2004. Prior to that, Mr. Nichols served as the Company’s Vice President and General Manager, Infrastructure since April 2003. Mr. Nichols previously held the position of Vice President and General Manager of Terex Mining Trucks since joining the Company in October 2000. Prior to joining the Company, Mr. Nichols spent 15 years in the aerospace industry and at Honeywell International Inc. in various senior management positions.

Hyeryun Lee Park was named President, Terex Asia in March 2006. Prior to that, Ms. Lee Park was President and owner of Midas Alliance Group, a consulting company with approximately 60 consultants with offices in Chicago, Seoul, and Washington, D.C. since January 2001. Ms. Lee Park previously held a number of positions of increasing responsibility at Cahners Publishing Company, resulting in her appointment as Vice President of Strategic Marketing. Ms. Lee Park began her career with Samsung Construction Equipment America, and was responsible for overseeing Samsung’s entry into the U.S. market.

Jonathan D. Carter was named Vice President, Controller and Chief Accounting Officer of the Company on January 16, 2006. Since February 2005, Mr. Carter served in the role of Acting Controller and Chief Accounting Officer of the Company. Prior to his current responsibilities, Mr. Carter served as Chief Financial Officer of the Terex Aerial Work Platforms Segment since September 2002. Prior to that, he served as Chief Financial Officer of Genie since March 2001. From 1989 through 2001, Mr. Carter was employed by PricewaterhouseCoopers LLP in various capacities. Mr. Carter is a chartered accountant in England and Wales.

Audit Committee

The Audit Committee of the Board of Directors consists of Messrs. Sachs (chairperson), DeFosset, Jacobs and Wehmeier and Ms. Cholmondeley, each of whom is independent as defined in the listing standards of the NYSE and under the Exchange Act. The Board has determined that each of Mr. Sachs, Mr. DeFosset, Dr. Jacobs and Ms. Cholmondeley is an “audit committee financial expert,” as such term is defined under the regulations of the SEC.

Back to Index

Each member of the Audit Committee is required to be financially literate or must become financially literate within a reasonable time after appointment to the Audit Committee, and at least one member of the Audit Committee must have accounting or related financial management expertise. The Board, in its business judgment, believes that each of the current members of the Audit Committee is financially literate and that each of Mr. Sachs, Mr. DeFosset, Dr. Jacobs, Mr. Wehmeier and Ms. Cholmondeley has accounting or financial management expertise: Mr. Sachs through his extensive experience as an investment banker and investment manager; Mr. DeFosset through his business experience as a corporate executive, his involvement in preparing financial statements at various public companies and particularly his experience as a Chief Executive Officer of a public company; Dr. Jacobs through his years of e xperience teaching business, finance, management and accounting at the graduate level, as well as serving as a chairman of the public review board of a national accounting firm and as Chairman of the Board of Amtrak; Mr. Wehmeier through his business experience as a corporate executive and his involvement in preparing financial statements as a senior executive of a large multinational company; and Ms. Cholmondeley through her education, training and experience as a certified public accountant and her involvement in preparing financial statements as the Chief Financial Officer of a large insurance company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and each person who is the beneficial owner of more than 10% of the Company’s outstanding equity securities, to file with the SEC initial reports of ownership and changes in ownership of equity securities of the Company. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this Annual Report on Form 10-K any failure to file such reports by the prescribed dates during 2005. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a) of the Exchange Act.

To the Company’s knowledge, based solely on review of the copies of reports furnished to the Company and written representations that no other reports were required, all filings required pursuant to Section 16(a) of the Exchange Act applicable to the Company’s officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2005.

Code of Ethics and Conduct

The Company has adopted a code of ethics and conduct that applies to all of its employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer, among others. This code of ethics and conduct is a set of written standards reasonably designed to deter wrongdoing and to promote: honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the code. The Company periodically reviews, updates and revises its code of ethics and conduct when it considers appropriate. A copy of the current code of ethics and conduct is available at the Company’s website, www.terex.com, under “About Terex” – “Investor Relations” – “Corporate Governance.” In addition, a copy of the code of ethics and conduct is available in print, without charge, to any stockholder who requests these materials from the Company.

Back to Index

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below shows the compensation for the past three fiscal years of the Company’s Chief Executive Officer and its four other highest paid executive officers who had 2005 earned qualifying compensation in excess of $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

					Awards			Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($) (1)	Restricted Stock Awards ($)(2)		Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compen- Sation ($)(3)

Ronald M. DeFeo	2005	$850,000	$1,650,000	$68,575	-0-	(4)	-0-	-0-	$41,461
Chairman, President, Chief	2004	812,500	1,000,000	50,319	$634,400		40,000	-0-	37,254
Executive Officer and	2003	700,000	1,400,000	40,376	881,250		50,000	$1,908,000	35,307
Chief Operating Officer

Colin Robertson (5)	2005	472,719	389,459	37,275	-0-		-0-	-0-	46,635
Executive Vice President, Operations	2004	458,175	300,563	35,242	262,875		5,000	-0-	45,048
	2003	381,282	351,525	23,925	111,100		15,000	-0-	37,589

Robert Wilkerson	2005	358,377	349,000	4,826	-0-		-0-	-0-	7,000
President, Terex Aerial	2004	335,962	368,377	509	297,925		5,500	-0-	8,200
Work Platforms	2003	298,664	375,000	7,767	111,100		15,000	-0-	8,000

Phillip C. Widman	2005	400,000	287,000	47,263	-0-		-0-	-0-	18,183
Senior Vice President and	2004	381,250	122,000	27,172	751,000		6,000	-0-	35,579
Chief Financial Officer	2003	356,250	255,000	7,337	111,100		15,000	-0-	38,824

Eric I Cohen	2005	360,500	225,000	57,686	-0-		-0-	-0-	10,209
Senior Vice President,	2004	343,750	161,000	23,021	262,875		5,000	-0-	8,824
Secretary and General Counsel	2003	325,000	205,000	17,706	111,100		15,000	212,000	8,330
______________
(1)

As part of its competitive compensation program, the Company provides its Named Executive Officers with certain perquisites and other personal benefits. In 2005, the perquisite value was determined based on the Company’s revised incremental cost methodology. As part of their compensation, each of the Named Executive Officers in 2005 received the benefits listed in the table below:

Name	Company Car	Club Memberships	Use of Private Aircraft	Long Term Disability Premiums	Financial Planning Services	Other*	Total

Ronald M. DeFeo	$32,428	$11,514	$11,534	$5,884	$7,215	-0-	$68,575
Colin Robertson	35,079	-0-	-0-	-0-	-0-	2,196	37,275
Robert Wilkerson	4,826	-0-	-0-	-0-	-0-	-0-	4,826
Phillip C. Widman	17,584	967	12,541	6,100	4,000	6,071	47,263
Eric I Cohen	22,600	15,691	10,701	4,556	4,138	-0-	57,686
______________
*	The amount shown for Mr. Robertson was for payment of private healthcare costs in the United Kingdom and the amount shown for Mr. Widman was for payment of a housing allowance.
(2)

On March 11, 2004, grants of Common Stock subject to restrictions on transfer, conditions of forfeitability and other limitations and restrictions (“Restricted Stock”) were made under the Terex Corporation 2000 Long-Term Incentive Plan (the “2000 Plan”) to Mr. Robertson (7,500 shares), Mr. Wilkerson (8,500 shares), Mr. Widman (10,000 shares) and Mr. Cohen (7,500 shares). The value of the Restricted Stock granted to such Named Executive Officers set forth in the table above for 2004 is based on the closing stock price on the NYSE of the Common Stock of $35.05 per share on March 11, 2004. With respect to each grant of Restricted Stock made to a Named Executive Officer on March 11, 2004, the shares of Restricted Stock awarded vest in equal increments on each of the first four anniversaries of March 11, 2004. Upon the earliest to occur of a change in control of the Company or the death or disability of the recipient of the grant, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

Back to Index

On May 7, 2004, a grant of Restricted Stock was made under the 2000 Plan to Mr. DeFeo (20,000 shares). The value of the Restricted Stock granted to Mr. DeFeo set forth in the table above for 2004 is based on the closing stock price on the NYSE of the Common Stock of $31.72 per share on May 7, 2004. The shares of Restricted Stock awarded to Mr. DeFeo vest in equal increments on each of the first four anniversaries of May 7, 2004. Upon the earliest to occur of a change in control of the Company or the death or disability of Mr. DeFeo, any unvested portion of such Restricted Stock grant shall vest immediately. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

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

On March 13, 2003, a grant of Restricted Stock was made under the 2000 Plan to Mr. DeFeo (75,000 shares). The value of the Restricted Stock granted to Mr. DeFeo set forth in the table above for 2003 is based on the closing stock price on the NYSE of the Common Stock of $11.75 per share on March 13, 2003. With respect to the grant of Restricted Stock made to Mr. DeFeo on March 13, 2003, 50,000 of the shares of Restricted Stock awarded vest if and when the closing stock price on the NYSE equals or exceeds $22.34 and 25,000 of the shares of Restricted Stock awarded vest if and when the closing stock price on the NYSE equals or exceeds $25.13. The 50,000 and 25,000 shares of Restricted Stock vested on August 18, 2003 and November 25, 2003, respectively. Dividends, if any, are paid on Restricted Stock awards at the same rate as paid to all stockholders.

The aggregate value of all unvested restricted stockholdings as of December 31, 2005, based on a closing stock price on the NYSE of the Common Stock of $59.40 per share on that date, was: $1,113,750 for Mr. DeFeo, $690,525 for Mr. Robertson, $675,675 for Mr. Wilkerson, $1,485,000 for Mr. Widman and $690,525 for Mr. Cohen.

(3)	The amounts for 2005 for the Named Executive Officers were as follows:

Name	401(k) Matching Contributions	Employee Stock Purchase Plan Company Contributions	Company Paid Life Insurance	Other*	Total

Ronald M. DeFeo	$8,400	$1,917	$6,903	$24,241	$41,461
Colin Robertson	-0-	-0-	-0-	46,635	46,635
Robert Wilkerson	7,000	-0-	-0-	-0-	7,000
Phillip C. Widman	8,400	1,917	7,866	-0-	18,183
Eric I Cohen	7,000	-0-	3,209	-0-	10,209
______________
*

The amount shown for Mr. DeFeo was for reimbursement of insurance premiums as part of Mr. DeFeo’s compensation package and the amount shown for Mr. Robertson was a contribution by the Company to an employee pension plan.

(4)

Pursuant to the DeFeo Agreement, the Company will grant to Mr. DeFeo 100,000 shares of Restricted Stock as soon as legally permissible, of which 10,000 will vest in 2006 and the remainder of which will be subject to satisfaction of certain performance measures. See the section below titled “Employment Contracts, Termination of Employment and Change in Control Agreements.” Due to the Company’s delay in timely filing its periodic reports with the SEC, the Company was unable to grant these shares of Restricted Stock to Mr. DeFeo in 2005.

(5)

Mr. Robertson received his compensation for 2005, 2004 and 2003 in British pounds. Amounts shown are converted into U.S. dollars at an average rate of exchange for the applicable year (for 2005, one British pound = $1.8199; for 2004, one British pound = $1.8327; and for 2003, one British pound = $1.635).

Mr. Robertson was named Executive Vice President, Operations of the Company on January 5, 2006. He served as President, Terex Construction during 2003, 2004 and 2005.

Stock Option Grants in 2005

No grants of stock options were made during 2005 to any of the Named Executive Officers.

Back to Index

Aggregated Option Exercises in 2005 and Year-End Option Values

The table below summarizes options exercised during 2005 and year-end option values for the Named Executive Officers.

Aggregated Option Exercises in 2005 and Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Year-End ($) (1) Exercisable/Unexercisable

Ronald M. DeFeo	-0-	$0	350,625/64,375	$13,688,006/$2,354,394
Colin Robertson	-0-	$0	53,750/11,625	$2,206,850/$601,463
Robert Wilkerson	-0-	$0	8,875/11,625	$394,576/$462,529
Phillip C. Widman	-0-	$0	24,000/17,000	$987,315/$668,345
Eric I Cohen	-0-	$0	70,750/15,250	$2,969,963/$601,463
______________
(1)	Based on the closing price of the Company’s Common Stock on the NYSE on December 31, 2005 of $59.40.

Long-Term Incentive Plan Awards in 2005

No long-term compensation awards were made during 2005 under the Terex Corporation 1999 Long-Term Incentive Plan (“LTIP”) or otherwise to the Named Executive Officers.

Pension Plans

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

PENSION PLAN TABLE

	YEARS OF SERVICE

COMPENSATION	15	20	25	30

$2,250,000	$075,000	$0,100,000	$0,100,000	$0,100,000
2,500,000	150,000	200,000	200,000	200,000
2,750,000	225,000	300,000	300,000	300,000
1,000,000	300,000	400,000	400,000	400,000
1,250,000	375,000	500,000	500,000	500,000
1,500,000	450,000	600,000	600,000	600,000
1,750,000	525,000	700,000	700,000	700,000
2,000,000	600,000	800,000	800,000	800,000
2,250,000	675,000	900,000	900,000	900,000
2,500,000	750,000	1,000,000	1,000,000	1,000,000

The compensation covered by the SERP is based on a participant’s final five-year average of annual salary and bonus. As of December 31, 2005, the Named Executive Officers participating in the SERP had the following estimated credited years of benefit service for purposes of the SERP: Ronald M. DeFeo – 14 years; Colin Robertson – 11 years; Phillip C. Widman – 3 years and Eric I Cohen – 8 years. Benefits are computed assuming a normal retirement age (“NRA”) of 65 or when age plus years of service first equal 90. Benefits accrue at 2% of average compensation per year of service, payable at the NRA, up to a maximum of 20 years of service. Benefits are payable monthly as a life annuity with 120 monthly payments guaranteed. Benefits are reduced by 50% for Social Security payments and 100% for any other Company-paid retirement benefits.

Back to Index

Mr. DeFeo participates in the Terex Corporation Salaried Employees’ Retirement Plan, which was merged into the Terex Corporation Retirement Program for Salaried Employees on June 30, 2000 (the “Retirement Plan”). None of the other Named Executive Officers participate in the Retirement Plan. Participants in the Retirement Plan with five or more years of eligible service are fully vested and entitled to annual pension benefits beginning at age 65. Retirement benefits under the Retirement Plan for Mr. DeFeo are equal to the product of (i) the participant’s years of service (as defined in the Retirement Plan) and (ii) 1.08% of final average earnings (as defined in the Retirement Plan) plus 0.65% of such compensation in excess of amounts shown on the applicable Social Security Integration Table. Service in excess of 25 years is not recognized. There is no offset for primary Social Security. Participation in the Retirement Plan was frozen as of May 7, 1993, and no participants, including Mr. DeFeo, will be credited with service following such date. However, participants not currently fully vested will be credited with service for purposes of determining vesting only. The annual retirement benefits payable at normal retirement age under the Retirement Plan will be $4,503 for Mr. DeFeo.

Mr. Robertson has participated since 1994 in the Terex Pension Scheme (the “Pension Scheme”) maintained by Terex Equipment Limited (“TEL”), one of the Company’s foreign subsidiaries located in Scotland. None of the other Named Executive Officers participate in the Pension Scheme. Contributions to the Pension Scheme are 10.5% of base salary from TEL and 5% of base salary from Mr. Robertson. At the normal retirement age of 65, Mr. Robertson’s projected pension would be approximately 35/60ths of his then base salary or of the average of his highest three consecutive years of salary in his last ten years of service with the Company, whichever is greater, less any retained benefits. Should the value of the accrued pension on retirement on or before age 65 exceed $2.8 million, then any benefits in excess of this value become taxable at a higher rate. At December 31, 2005, the projected pension benefit payable at normal retirement age to Mr. Robertson would be $329,000.

Compensation of Directors

Directors who are employees of the Company receive no additional compensation by virtue of their being directors of the Company. For their service, outside directors receive an annual retainer, as described below. All directors of the Company are reimbursed for travel, lodging and related expenses incurred in attending Board and committee meetings.

The compensation program for outside directors is designed primarily to encourage outside directors to receive the annual retainer for Board service in Common Stock or in options for Common Stock, or both, to enable directors to defer receipt of their fees and to satisfy the Company’s Common Stock ownership objective for outside directors.

Under the program, outside directors receive annually the equivalent of $50,000 for service as a Board member (or a prorated amount if a director’s service begins other than on the first day of the year). Each director elects annually, for the particular year, to receive this fee in (i) shares of Common Stock currently, (ii) options to purchase shares of Common Stock currently, (iii) cash to be contributed to the Company’s Deferred Compensation Plan, or (iv) any combination of the three preceding alternatives. The total for any year of the (i) number of shares paid and (ii) the number of shares covered by options granted may not exceed 7,500 (as such number may be adjusted to take into account any change in the capital structure of the Company by reason of any stock split, stock dividend or recapitalization). If a director elects to receive shares of Common Stock currently, then 40% of this annual retainer (or $20,000) is paid in cash to offset the tax liability related to such election. If a director elects to receive cash, this cash must be contributed into the Common Stock account of the Company’s Deferred Compensation Plan, unless the director has already satisfied the Company’s Common Stock ownership objective described below, in which case the funds may be invested in an interest-bearing account in the Company’s Deferred Compensation Plan.

For purposes of calculating the number of shares of Common Stock or number of options into which the fixed sum translates, Common Stock is valued at its closing price on the NYSE on the payment or grant date (the first trading day of any year or any other applicable date). In respect of options that a director elects to receive, the price of the Common Stock, determined as above, is adjusted to reflect year-to-year volatility in the market price of the Common Stock. This adjusted price is the value of the underlying option at the time of grant. For 2005, the options were valued at 25% of fair market value of Common Stock on the date of grant. Options vest immediately upon grant and have a ten-year term.

Directors receive a fee of $1,000 for each Board or committee meeting attended in person and $500 for each Board or committee meeting attended telephonically. However, directors do not receive any fees for attending a committee meeting when the committee meeting is held on the same day as a Board meeting. In addition, each director who serves as chairperson of a committee of the Board receives an annual retainer of $10,000, payable in cash, and each director who serves as a member of a committee (including any committee that the director chairs) receives an annual retainer of $5,000, payable in cash. For a director whose service begins other than on the first day of the year, any retainer is prorated. Directors may elect to defer receipt of retainers for committee service into the Company’s Deferred Compensation Plan.

Any Board or committee retainers or meeting fees that are deferred into the Common Stock account receive a matching 25% contribution from the Company in Common Stock. Board retainers, committee retainers and meeting fees (or portions of either) may also be deferred to an interest-bearing account under the Company’s Deferred Compensation Plan and earn interest, which is compounded annually. The rate of interest for 2005 was approximately 5.64% per annum. Payment of any deferral (whether in Common Stock or cash) is deferred until the director’s termination of service or such earlier date as the director specifies when electing the applicable deferral.

Back to Index

The Company’s director compensation program also establishes a Common Stock ownership objective for outside directors. Each director is expected to accumulate, over the three-year period commencing January 1, 2000, or, if later, the first three years of Board service beginning on or after January 1, 2000, the number of shares of Common Stock that is equal in market value to three times the annual retainer for Board service ($150,000). Once this ownership objective is achieved, the director is expected to maintain such minimum ownership level. The intent is to encourage acquisition and retention of Common Stock by directors, evidencing the alignment of their interests with the interests of stockholders. To this end, each new director receives an award of shares of Common Stock having a market value of $25,000 on the date of the award. Each new director must defer receipt of this award under the Company’s Deferred Compensation Plan.

The compensation paid to the Company’s outside Directors in 2005 is summarized in the following table:

Outside Director	Annual Retainer (1)	Committee Retainers (2)	Committee Fees	Total Compensation (3)

G. Chris Andersen	$50,000	$20,000	$11,000	$81,000
Paula H.J. Cholmondeley	$50,000	$10,000	$15,500	$75,500
Don DeFosset	$50,000	$10,000	$23,000	$83,000
William H. Fike	$50,000	$20,000	$10,500	$80,500
Dr. Donald P. Jacobs	$50,000	$10,000	$15,500	$75,500
David A. Sachs	$50,000	$20,000	$23,500	$93,500
J. C. Watts, Jr.	$50,000	$10,000	$6,000	$66,000
Helge H. Wehmeier	$50,000	$10,000	$16,500	$76,500

______________

(1) Each director elected to receive his/her annual retainer in cash to be contributed to the Company’s Deferred Compensation Plan except for Mr. Sachs, who elected to receive his annual retainer in options to purchase shares of Common Stock.

(2) Messrs. Andersen, DeFosset, Jacobs, Sachs and Wehmeier elected to receive their committee retainers in cash to be contributed to the Company’s Deferred Compensation Plan. Ms. Cholmondeley and Mr. Watts elected to receive their committee retainers in cash and Mr. Fike elected to receive 50% of his committee retainers in cash to be contributed to the Company’s Deferred Compensation Plan and the remaining 50% in cash.

(3) In addition to the total compensation listed, each director received in 2005 the following 25% matching contribution from the Company in Common Stock for any Board or committee retainers or meeting fees that were deferred into the Common Stock account: $20,250 for Mr. Andersen, $12,500 for Ms. Cholmondeley, $20,750 for Mr. DeFosset, $15,000 for Mr. Fike, $18,875 for Dr. Jacobs, $10,875 for Mr. Sachs, $12,500 for Mr. Watts and $19,125 for Mr. Wehmeier.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

The Company and Ronald M. DeFeo entered into the DeFeo Agreement on July 1, 2005. The DeFeo Agreement became effective upon the expiration of the previous employment agreement between Terex and Mr. DeFeo, dated January 1, 2002, as amended, which expired by its terms on June 30, 2005.

Pursuant to the DeFeo Agreement, Mr. DeFeo’s term of employment with Terex as Chief Executive Officer, reporting to the Board, extends through December 31, 2012. In the event of a Change in Control (as such term is defined in the DeFeo Agreement) on or prior to December 31, 2012, Mr. DeFeo’s term of employment would continue until the later of December 31, 2012 or 36 months after such Change in Control.

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

If Mr. DeFeo’s employment with the Company is terminated for any reason, including for Cause (as such term is defined in the DeFeo Agreement), due to Mr. DeFeo’s death or disability, or by Mr. DeFeo voluntarily, or if Mr. DeFeo elects not to extend the DeFeo Agreement at the end of its term, Mr. DeFeo or his beneficiary is to receive, in addition to his salary, bonus and other compensation earned through the time of such termination, (i) any deferred compensation then in effect, (ii) any other compensation or benefits that have vested through the date of termination or to which Mr. DeFeo may then be entitled, including long term incentive compensation awards, stock and stock option awards, and (iii) reimbursement of expenses incurred by Mr. DeFeo through the date of termination but not yet reimbursed. If Mr. DeFeo’s employment with the Company is terminated as the result of Mr. DeFeo’s death or disability, then Mr. DeFeo or his beneficiary would also be entitled to receive a prorated portion of his bonus for the fiscal year during which such termination occurs.

Back to Index

If Mr. DeFeo’s employment with the Company is terminated by the Company without Cause or by Mr. DeFeo for Good Reason (as such term is defined in the DeFeo Agreement), or if the Company elects not to extend the DeFeo Agreement at the end of its term, Mr. DeFeo is to receive, in addition to his salary, bonus and other compensation earned through the time of such termination, (i) two times his base salary, (ii) two times the average of his annual bonuses for the two calendar years preceding termination, (iii) a prorated portion of his bonus for the fiscal year during which such termination occurs, (iv) continuing insurance coverage for up to two years from termination, (v) immediate vesting of non-performance based unvested stock options and stock grants with a period of one year following termination to exercise his options, and (vi) continuation of all other benefits in effect at the time of termination for up to two years from termination. The cash portion of this payment is spread over a 13-month period following the date of termination, except if such termination occurs within 24 months following a Change in Control, in which event the cash portion is to be paid in a lump sum. In addition, if Mr. DeFeo’s employment is terminated by the Company without Cause or by Mr. DeFeo for Good Reason within 24 months following a Change in Control, Mr. DeFeo is entitled to (A) the greater of (1) the sum of (i), (ii) and (iii) above and (2) an amount equal to all compensation required to be paid to Mr. DeFeo for the balance of the term of the DeFeo Agreement, (B) the immediate vesting of any unvested performance stock options, stock grants, long term incentive compensation awards and other similar awards, with a period of one year following termination to exercise any such options and (C) any amounts payable under the SERP for the number of years of service achieved by Mr. DeFeo on the date of termination. The DeFeo Agreement also provides for additional payments to Mr. DeFeo in the event that any payments under the DeFeo Agreement are subject to excise tax under the Internal Revenue Code of 1986, as amended (the “Code”), such that Mr. DeFeo retains an amount of such additional payments equal to the amount of such excise tax.

The DeFeo Agreement requires Mr. DeFeo to keep certain information of the Company confidential during his employment and thereafter. The DeFeo Agreement also contains an agreement by Mr. DeFeo not to compete with the business of the Company during his term of employment with the Company and for a period of 18 months thereafter (24 months thereafter, if the date of Mr. DeFeo’s termination is within 24 months following a Change in Control).

As soon as legally permissible and reasonably practicable after the execution of the DeFeo Agreement, Mr. DeFeo shall receive a restricted stock award of 100,000 shares which shall vest as follows:

(i)

30,000 shares shall vest 10,000 per annum over three years beginning in 2006, provided that Terex’s Return on Invested Capital (as such term is defined in the DeFeo Agreement) equals or exceeds 20% for such prior calendar year (since the Company’s Return on Invested Capital exceeded 20% for 2005, Mr. DeFeo will vest in the first 10,000 shares in 2006);

(ii)

35,000 shares shall vest on March 31, 2009 in the event that Terex’s Return on Invested Capital for each of the four calendar years 2005, 2006, 2007 and 2008 equals or exceeds the average Return on Invested Capital of the Machinery Group (as such term is defined in the DeFeo Agreement) for each of those four years; provided, however, that in the event Terex’s Return on Invested Capital for each of the four calendar years 2005, 2006, 2007 and 2008 is less than the average Return on Invested Capital of the Machinery Group for each of those four years, but Terex’s average Return on Invested Capital for any three of such four years equals or exceeds the average Return on Invested Capital for the Machinery Group for the comparable three years, then 20,000 shares (of the 35,000 shares provided for in this clause (ii)) shall vest on March 31, 2009; and

(iii)

35,000 shares shall vest on March 31, 2009 in the event that the ratio of Terex’s average Return on Invested Capital for the three calendar years 2006, 2007 and 2008 to the average Return on Invested Capital of the Diversified Industrial Group (as such term is defined in the DeFeo Agreement) for 2006, 2007 and 2008 (the “Three Year Ratio”) equals or exceeds 110% of the ratio that Terex’s average Return on Invested Capital for 2005 bears to the average Return on Invested Capital of the Diversified Industrial Group for 2005 (the “2005 Ratio”); provided, however, that 20,000 shares (of the 35,000 shares provided for in this clause (iii)) shall vest on March 31, 2009 if the Three Year Ratio equals or exceeds 100% of the 2005 Ratio but is less than 110% of the 2005 Ratio.

The Company and Colin Robertson, the Executive Vice President, Operations of Terex, entered into an Offer Letter dated as of January 5, 2006 (the “Robertson Letter”). Pursuant to the Robertson Letter, Mr. Robertson’s employment with Terex as Executive Vice President, Operations is strictly at will. However, termination of employment by Mr. Robertson is subject to twelve (12) months written notice from him to the Company.

Under the Robertson Letter, Mr. Robertson is to receive an initial annual base salary of $525,000, subject to review periodically by the Compensation Committee of the Board of Directors, as well as annual bonuses and long-term incentive compensation in accordance with any plan or plans established by the Company. Mr. Robertson will continue to be eligible to participate in the SERP and will receive additional benefits, including reimbursement of certain relocation expenses and a company car.

Back to Index

As soon as practicable and to the extent permitted by law, Mr. Robertson will receive a grant of 10,000 shares of Terex common stock as well as an option to purchase 5,000 shares of Terex Common Stock at the closing price of a share of Terex Common Stock on the trading day immediately preceding the date of the award. These grants have not yet occurred and will vest over a pre-determined time period.

If Terex appoints a new Chief Operating Officer of the Company, other than Mr. Robertson, on or before December 31, 2008, then under certain circumstances Mr. Robertson will be entitled to receive a severance benefit equal to his annual base salary.

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

The Company and each of Colin Robertson, Robert R. Wilkerson, Phillip C. Widman and Eric I Cohen (each an “Executive”) has a Change in Control and Severance Agreement entered into in March 2006 (the “Executive Agreements”). Pursuant to the Executive Agreements, if an Executive’s employment with the Company is terminated within six months of a Change in Control (as defined in the Executive Agreements) in anticipation of such Change in Control or within 24 months following a Change in Control, other than for Cause, by reason of death or Permanent Disability, or by the Executive without Good Reason (each as defined in the Executive Agreements), the Executive is to receive (i) two times his base salary, (ii) two times his annual bonus for the last calendar year preceding termination, and (iii) any accrued vacation pay. This payment is to be paid in a lump sum simultaneously with the Executive’s termination. The Executive Agreements also provide for additional payments to the Executive in the event that any payments under the Executive Agreements are subject to excise tax under the Code, such that the Executive retains an amount of such additional payments equal to the amount of such excise tax. In addition, the Executive also will receive (a) immediate vesting of unvested stock options and stock grants, with a period of up to six months following termination to exercise such options, (b) immediate vesting of all unvested units granted under the Company’s 1999 Long Term Incentive Compensation Plan for their maximum cumulative value, (c) continuing insurance coverage for 24 months from termination, (d) continuation of all other benefits in effect at the time of termination for 24 months from termination and (e) outplacement services for a period of at least 12 months from termination.

In the event an Executive’s employment with the Company is terminated by the Company without Cause or by the Executive for Good Reason (other than in connection with a Change in Control), the Company is to pay the Executive (i) two times his base salary, (ii) two times his annual bonus for the last calendar year preceding termination and (iii) any accrued vacation pay. This is to be paid in 24 equal monthly payments. In such event, the Executive would also have the right to exercise any stock options, long term incentive awards or similar awards for up to six months following termination, and would immediately vest in options and stock awards granted under the Company’s incentive plans that would vest in the 24 months following the date of termination. In addition, the Company would also provide continuing insurance coverage, continuation of all other benefits in effect at the time of termination for 24 months from termination and outplacement services for a period of at least 12 months from termination.

As part of the Executive Agreements, the Executives agree to keep confidential certain Company information and not to disparage the Company. In addition, Mr. Robertson and Mr. Wilkerson, agree that, for a period of 18 months and Mr. Widman for a period of 12 months following the date of termination (or 24 months for Mr. Robertson and Mr. Wilkerson following such termination, if such termination is within 24 months following a Change in Control), the Executive will not, without the prior written consent of the Company, directly or indirectly engage in or render any services to any Competitive Business (as such term is defined in the Executive Agreements) nor solicit, induce or entice any employee of the Company to leave the Company.

Each Executive Agreement remains in effect until the earliest of: (i) termination of the Executive’s employment prior to a Change in Control (other than termination in anticipation of a Change in Control) by the Company for Cause, by the Executive for any reason other than Good Reason or by reason of the Executive’s death or Permanent Disability; (ii) termination of the Executive’s employment with the Company following a Change in Control, by reason of death or Permanent Disability, by the Company for Cause or by the Executive for any reason other than Good Reason; or (iii) three years after the date of a Change in Control; however, each Executive Agreement terminates on March 31, 2008, if the Executive is still in the employ of the Company at such time and a Change in Control has not yet occurred and is not reasonably expected to occur within six months thereafter.

Back to Index

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board, recommending compensation for executive officers, including the Named Executive Officers, at the end of 2005 consisted of G. Chris Andersen, Don DeFosset, William H. Fike, David A. Sachs and J.C. Watts, Jr. There are no Compensation Committee interlocks or insider participation with respect to such individuals.

Compensation Committee Report

Executive Compensation Philosophy

The objectives of the Company’s executive compensation program are to: (i) attract and retain executives with the skills critical to the long-term success of the Company, (ii) motivate and reward individual and team performance in attaining business objectives and maximizing stockholder value and (iii) link a significant portion of compensation to appreciation in the price of the Company’s stock, so as to align the interests of the executive officers with those of the stockholders.

To meet these objectives, the total compensation program is designed to be competitive with the programs of other corporations of comparable revenue size in industries with which the Company competes for customers and executives and to be fair and equitable to both the executive and the Company. Consideration is given to the executive’s overall responsibilities, professional qualifications, business experience, job performance, technical expertise and career potential and the combined value of these factors to the Company’s long-term performance and growth.

The Compensation Committee (the “Committee”) believes that a substantial portion of an executive’s total compensation should be aligned with the performance of the Company. Therefore, an executive officer will receive a significant portion of his or her compensation in Restricted Stock, options to purchase Common Stock, LTIP grants and an annual bonus, of which a considerable part is linked to the performance of the Company. Accordingly, as an executive officer’s level of responsibility increases, it is the intent of the Committee to have a greater portion of the executive’s compensation be dependent on the Company’s performance.

Executive Compensation Program

Each year the Committee, which is comprised entirely of independent directors, determines the compensation arrangements for the Company’s executive officers, including the Named Executive Officers. The Company’s human resources department supports the Committee in its work. In addition, the Committee retained an outside consultant to assist it in determining the compensation of the Company’s executive officers and its Chief Executive Officer (“CEO”). The Committee’s aim is to achieve the proper balance between individual incentives, the corporate strategic plan and stockholder interests.

The executive compensation program has three principal components: salary, short-term incentive compensation (annual bonus) and long-term incentive compensation, each of which is described below. While the components of compensation are considered separately, the Committee takes into account the full compensation package afforded by the Company to the individual executive.

Salary

Salary is determined by evaluating the responsibilities of the position held, the individual’s past experience, current performance and the competitive marketplace for executive talent. The Committee believes that salary ranges for the Company’s executive officers are comparable to salary ranges of executives at companies of similar size, as reported in data available to the Committee.

Annual Bonus

In addition to salary, each executive officer is eligible for an annual bonus under the Terex Corporation 2004 Annual Incentive Compensation Plan, which was previously adopted by the Board and the stockholders of Terex in 2004. In 2005, for executive officers other than the CEO, 60% of the bonus target was based upon a return on invested capital (“ROIC”) measurement determined at the overall Terex level. ROIC was determined using a formula based on Terex’s operating earnings, average net debt and average book equity based on a five quarter period starting with the fourth quarter of 2004. The other 40% was based on individual performance, which could include all or any combination of segment performance, business unit performance, personal goals, Terex Improvement Process and human resources planning initiatives, as well as other financial and non-financial measurements. As discussed below, the bonus of the CEO in 2005 was determined based upon different criteria.

Back to Index

Long-Term Incentive Compensation

Long-term incentive awards are granted in cash and non-cash components. The purpose of long-term awards, currently in the form of stock options (non-cash), grants of Restricted Stock (non-cash), and grants under the LTIP (cash and under certain circumstances non-cash), is to align the interests of the executive officers with the interests of the stockholders. Additionally, long-term awards offer executive officers an incentive for the achievement of superior performance over time and foster the retention of key management personnel. In determining stock option, Restricted Stock and LTIP grants, the Committee bases its decision on the individual’s position and performance, and the relationship of equity and objective performance goals to the other components of the individual’s compensation.

CEO Compensation

The compensation of the CEO is determined pursuant to the principles stated above. Specific consideration is given to the CEO’s responsibilities and experience in the industry and the compensation package of chief executive officers of comparable companies.

In appraising the CEO’s performance during 2005, the Committee noted that net sales for the Company for 2005 were $6.4 billion, an increase of approximately 28% from the Company’s 2004 net sales of $5.0 billion. This was in excess of the $6 billion revenue goal for 2006 that originally was set in 2003. The Committee considered the Company’s earnings per share of $3.69 in 2005, as compared to earnings per share of $6.34 (of which $3.93 relates to the reversal of a tax valuation allowance) in 2004. The Committee also noted the continued improvement in the Company’s stock price during 2005, which increased approximately 25% from $47.65 at December 31, 2004 to $59.40 at December 31, 2005.

As part of its review, the Committee compared the Company’s performance with that of various other companies in the equipment manufacturing sector, and noted that the Company generally performed favorably, especially with respect to its return on invested capital, increase in enterprise value and growth of market capitalization as compared to the performance of these other companies.

The Committee also took into account that the Company has maintained a focus on improving its balance sheet. The Company was able to continue to reduce its net debt (defined as total debt less cash) by approximately $210 million in 2005. This led to a ratio of net debt to total capitalization of approximately 33% at the end of 2005, which was meaningful progress when compared to the 41% result achieved at the end of 2004.

In addition, the Committee recognized the continuing improvement on the Company’s working capital efficiency. The Company met its goal to deliver an 18% working capital to revenue relationship as a percent of trailing three month annualized sales at the end of 2005 by delivering a result of 17.5% at the end of 2005. This continued the significant improvement from 2002 levels as the Company heightened its focus on working capital management.

The Committee reviewed the CEO’s oversight of the introduction of the Terex Business System in 2005, which is expected to be the framework around which Terex intends to build a better company. They noted the CEO’s continued efforts to institute viable strategic and human resources plans at the Company, and his oversight of additions to senior management. The CEO was instrumental in augmenting senior management at the end of 2005 with the promotion of Colin Robertson to the newly created position of Executive Vice President, Operations and the hiring of Katia Facchetti to the newly created position of Senior Vice President and Chief Marketing Officer.

The Committee noted that the CEO invested a significant amount of time in dealing with the Company’s restatement situation and various other financial reporting issues in 2005, including beginning the implementation of a global enterprise system.

The Committee also recognized that, since becoming CEO in 1995, Mr. DeFeo continues to be the principal architect in transforming Terex and positioning the Company for the future.

For 2005, slightly less than 50% of the CEO’s bonus target was based on quantitative financial performance measures and was calculated based upon a percentage of his annual base salary and slightly more than 50% of the CEO’s bonus target was based on qualitative performance measures and was calculated based upon a fixed dollar amount. The 2005 quantitative financial performance measures focused on four specific areas of financial performance: ROIC, weighted as 60% of the quantitative target; earnings per share, weighted 20%; management of working capital, weighted 10%; and reduction of debt, weighted 10%. The 2005 qualitative performance measures were in the following areas: talent development and succession planning; financial controls and information technology; marketing and branding; Terex Business Systems; development of new markets; capital structure and transformation; and making Terex a better place to work.

The CEO earned a formula bonus for 2005, based on his achievement of these predetermined quantitative performance goals as well as his attainment of the specified qualitative performance goals, in the total amount of $1,650,000.

Back to Index

Deductibility of Executive Compensation

Section 162(m) of the Code limits to $1 million a year the deduction that a publicly held corporation may take for compensation paid to each of its chief executive officer and four other most highly compensated employees unless the compensation is “performance-based.” Performance-based compensation must be based on the achievement of pre-established, objective performance goals under a plan approved by stockholders.

In order to reduce or eliminate the amount of compensation that would not qualify for a tax deduction should the compensation of the CEO or any other executive officer exceed $1 million in any year, the Company’s LTIP and 2004 Annual Incentive Compensation Plan were submitted to and approved by stockholders at the Company’s 1999 and 2004 meeting, respectively, so that amounts earned thereunder by certain employees will qualify as performance-based.

COMPENSATION COMMITTEE

G. CHRIS ANDERSEN DON DEFOSSET WILLIAM H. FIKE DAVID A. SACHS J.C. WATTS, JR.

Performance Graph

The following stock performance graph is intended to show the Company’s stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in the Company’s Common Stock, the Standard & Poor’s 500 Stock Index and a peer group of comparable companies (“Index”) for the period commencing December 31, 2000 through December 31, 2005. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

The Index consists of the following companies, which are in similar lines of business as the Company: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc., Joy Global Inc. (since 2001) and Manitowoc Co. The companies in the Index are weighted by market capitalization.

	Dec-00	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05

Terex Corp.	$100	$108	$69	$176	$294	$367
S&P 500®	$100	$88	$69	$88	$98	$103
Custom Composite Index (7 Stocks)	$100	$104	$97	$159	$191	$222

The Custom Composite Index consists of Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc., Joy Global Inc. (since 3Q01) and Manitowoc Co.

Copyright © 2006, Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. All rights reserved.

Back to Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

Equity compensation plans approved by shareholders	1,855,766	$19.98	2,933,168
Equity compensation plans not approved by shareholders	—	—	—

Total	1,855,766	$19.98	2,933,168

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the Common Stock by each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, by each director, by each executive officer of the Company named in the summary compensation table below, and by all directors and executive officers as a group, as of March 31, 2006 (unless otherwise indicated below). Each person named in the following table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. Shares of Common Stock that any person has a right to acquire within 60 days after March 31, 2006, pursuant to an exercise of options or otherwise, are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Neuberger Berman, Inc.	4,799,975	(1)	9.6%
605 Third Avenue
New York, NY 10158

G. Chris Andersen	149,583	(2)	*
c/o G.C. Andersen Partners, LLC
1330 Avenue of the Americas, 36th Floor
New York, NY 10019

Paula H. J. Cholmondeley	4,230		*
c/o The Sorrel Group
P.O. Box 490
Brookline, MA 02446

Ronald M. DeFeo	721,832	(3)	1.4%
c/o Terex Corporation
500 Post Road East
Westport, CT 06880

Don DeFosset	27,850	(4)	*
4221 W. Boy Scout Blvd., Suite 1000
Tampa, FL 33607

William H. Fike	47,600	(5)	*
c/o Fike & Associates
6282 Lakeshore Road
Lakeshore, MI 48059

Back to Index

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS

Dr. Donald P. Jacobs	37,656	(6)	*
c/o J.L. Kellogg Graduate School of
Management
Northwestern University
2001 Sheridan Road
Evanston, IL 60208

David A. Sachs	160,153	(7)	*
c/o Ares Management, L.P.
1999 Avenue of the Stars, Suite 1900
Los Angeles, CA 90067

J.C. Watts, Jr.	12,431		*
c/o J. C. Watts Companies
600 13th Street, NW, Suite 790
Washington, D.C. 20005

Helge H. Wehmeier	23,829		*
“Hillside”
Blackburn Road
Sewickley, PA 15143

Colin Robertson	96,629	(8)	*
c/o Terex Corporation
500 Post Road East
Westport, CT 06880

Robert Wilkerson	863,223	(9)	1.7%
c/o Terex Corporation
500 Post Road East
Westport, CT 06880

Phillip C. Widman	79,657	(10)	*
c/o Terex Corporation
500 Post Road East
Westport, CT 06880

Eric I Cohen	125,883	(11)	*
c/o Terex Corporation
500 Post Road East
Westport, CT 06880

All directors and executive officers	2,774,675	(12)	5.4%
as a group (21 persons)
______________
*	Amount owned does not exceed one percent (1%) of the class so owned.
(1)

Neuberger Berman, Inc. (“Neuberger”) filed a Schedule 13G, dated February 14, 2006, disclosing the beneficial ownership of 4,799,975 shares of Common Stock. This includes Neuberger having sole voting power over 2,291,270 shares of Common Stock, shared voting power over 2,294,900 shares of Common Stock and shared dispositive power over 4,799,975 shares of Common Stock.

Back to Index

(2)

Includes 21,841 shares of Common Stock issuable upon the exercise of options exercisable within 60 days, including 7,500 options that were scheduled to expire on January 2, 2006, but will continue to be honored by the Company for a limited period of time due to the Company’s delay in timely filing its periodic reports with the SEC.

(3)	Includes 382,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days, including 60,000 options that were scheduled to expire on February 24, 2006, but will continue to be honored by the Company for a limited period of time due to the Company’s delay in timely filing its periodic reports with the SEC.
(4)	Includes 7,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(5)	Includes 5,231 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(6)	Includes 14,413 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(7)	Includes 3,800 shares of Common Stock owned by Mr. Sachs’ wife. Mr. Sachs disclaims the beneficial ownership of such shares. Also includes 30,326 shares of Common Stock issuable upon the exercise of options exercisable within 60 days, including 7,500 options that were scheduled to expire on January 2, 2006, but will continue to be honored by the Company for a limited period of time due to the Company’s delay in timely filing its periodic reports with the SEC.
(8)	Includes 475 shares of Common Stock owned by Mr. Robertson’s wife or issuable upon the exercise of options exercisable within 60 days by Mr. Robertson’s wife. Mr. Robertson disclaims the beneficial ownership of such shares. Also includes 62,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(9)	Includes 70,012 shares of Common Stock owned by Wilkerson Limited Partnership. Also includes 14,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(10)	Includes 29,250 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(11)	Includes 79,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
(12)	Includes 875,936 shares of Common Stock issuable upon the exercise of options exercisable within 60 days.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, TEL made payment of income taxes to the government on behalf of employees generally in connection with the vesting of grants of Restricted Stock. The employee would then reimburse TEL. Mr. Robertson, a Named Executive Officer and a former employee of TEL, participated in this practice prior to becoming an executive officer of the Company. In connection with this practice, TEL inadvertently continued to pay taxes for Mr. Robertson in connection with the vesting of grants of Restricted Stock awarded to him by the Company subsequent to Mr. Robertson becoming an executive officer of the Company. As of December 31, 2004, Mr. Robertson owed TEL $240,000 as a result of taxes paid by TEL on behalf of Mr. Robertson in 2004. As of December 31, 2005, TEL was owed $196,000 from Mr. Robertson. Mr. Robertson has subsequently repaid all amounts paid on his behalf in full. This inadvertent arrangement constituted a non-permissible extension of credit under Section 402 of the Sarbanes-Oxley Act of 2002, and, accordingly, this arrangement has been terminated with respect to Mr. Robertson effective at the end of 2005.

The Company intends that all transactions with affiliates are to be on terms no less favorable to the Company than could be obtained in comparable transactions with an unrelated person. The Board will be advised in advance of any such proposed transaction or agreement and will utilize such procedures in evaluating their terms and provisions as are appropriate in light of the Board’s fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of independent directors. One of the responsibilities of the Audit Committee is to review related party transactions.

Back to Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the last two fiscal years ended December 31, 2005 and December 31, 2004, PricewaterhouseCoopers LLP charged the Company $7,920,000 and $8,800,000, respectively, for professional services rendered by such firm for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q for that fiscal year. Audit fees for the fiscal years ended December 31, 2005 and December 31, 2004 include fees of $2,300,000 and $2,900,000 for professional services provided in connection with the assessment of the Company’s internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Back to Index

Audit-Related Fees

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to various audit and attest services, due diligence related to mergers, acquisitions and investments, and consultations concerning financial accounting and reporting standards. The aggregate fees billed by PricewaterhouseCoopers LLP for such audit-related services for the fiscal years ended December 31, 2005 and December 31, 2004, were $516,000 and $168,000, respectively.

Tax Fees

The aggregate fees billed for tax services provided by PricewaterhouseCoopers LLP in connection with tax compliance, tax consulting and tax planning services for the fiscal years ended December 31, 2005 and December 31, 2004, were $110,000 and $185,000, respectively.

All Other Fees

The aggregate fees billed for services not included in the above services for the fiscal years ended December 31, 2005 and December 31, 2004, were $39,000 and $50,000, respectively and were primarily related to miscellaneous items, including foreign government filings.

Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. On an annual basis, the Chief Financial Officer provides the Audit Committee an estimate for the services needed and seeks pre-approval of such services from the Audit Committee. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent registered public accounting firm.

Requests for pre-approval for services must be detailed as to the services to be provided and the estimated total cost and must be submitted to the Company’s Chief Financial Officer. The Chief Financial Officer then determines whether the services requested fall within the guidance of the Audit Committee as to the services eligible for pre-approval. If the service was not of a type that was already pre-approved or the estimated cost would exceed the amount already pre-approved, then the Chief Financial Officer seeks pre-approval of the Audit Committee on a timely basis.

All of the services related to the Audit-Related Fees, Tax Fees or All Other Fees described above were approved by the Audit Committee pursuant to the general pre-approval provisions set forth above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on Page F-1.

(3) Exhibits

See “Exhibit Index” on Page E-1.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	May 15, 2006

Ronald M. DeFeo, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald M. DeFeo	Chairman, Chief Executive Officer,	May 15, 2006
Ronald M. DeFeo	and Director
(Principal Executive Officer)

/s/ Phillip C. Widman	Senior Vice President - Chief Financial	May 15, 2006
Phillip C. Widman	Officer
(Principal Financial Officer)

/s/ Jonathan D. Carter	Vice President, Controller and Chief Accounting	May 15, 2006
Jonathan D. Carter	Officer
(Principal Accounting Officer)

/s/ G. Chris Andersen	Director	May 15, 2006
G. Chris Andersen

/s/ Paula Cholmondeley	Director	May 15, 2006
Paula Cholmondeley

/s/ Don DeFosset	Director	May 15, 2006
Don DeFosset

/s/ Donald P. Jacobs	Director	May 15, 2006
Donald P. Jacobs

/s/ William H. Fike	Director	May 15, 2006
William H. Fike

/s/ David A. Sachs	Director	May 15, 2006
David A. Sachs

/s/ J. C. Watts, Jr.	Director	May 15, 2006
J. C. Watts, Jr.

/s/ Helge H. Wehmeier	Director	May 15, 2006
Helge H. Wehmeier

Back to Index

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “E-1”

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

Back to Index

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

Back to Index

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

Back to Index

10.31

Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 1, 2005 and filed with the Commission on July 7, 2005).

10.32

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.33

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

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

12	Calculation of Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Terex Corporation.*

23.1	Consent of Independent Accountants – Pricewaterhouse Coopers LLP, Stamford, Connecticut.**

24.1	Power of Attorney.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).*

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
______________
*	Exhibit filed with this document.
**	Exhibit to be filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2005 AND 2004

AND FOR EACH OF THE THREE YEARS

IN THE PERIOD ENDED DECEMBER 31, 2005

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Terex Corporation

We have completed integrated audits of Terex Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, we have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Terex Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effects of material weaknesses relating to the Company not maintaining effective controls over its i) financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, and ii) accounting for income taxes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Back to Contents

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, management identified the following material weaknesses:

•

The Company did not maintain effective controls over its financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, this control deficiency directly contributed to the material weakness described below regarding income taxes, resulted in an audit adjustment at two locations for the timing of revenue recognition for certain transactions and inventory adjustments at certain of the Company’s locations, primarily arising from the inadequate reconciliation and review of parts and work in process inventory. The adjustments resulting from this control deficiency primarily impacted net sales, cost of goods sold, accounts receivable and inventory in the 2005 annual and interim consolidated financial statements.

•

The Company did not maintain effective controls over its accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances. This control deficiency resulted in audit adjustments to income taxes payable, income tax provision and accumulated other comprehensive income in the 2005 annual and interim consolidated financial statements

Additionally, each of these control deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Terex Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material aspects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Terex Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Stamford, Connecticut

May 15, 2006

Back to Contents

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

NET SALES	$6,380.4	$5,019.8	$3,909.8
COST OF GOODS SOLD	5,402.4	4,316.7	3,410.8

GROSS PROFIT	978.0	703.1	499.0
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(599.7)	(488.5)	(396.7)
GOODWILL IMPAIRMENT	(3.3)	—	(44.3)

INCOME FROM OPERATIONS	375.0	214.6	58.0
OTHER INCOME (EXPENSE):
Interest income	6.4	5.1	7.1
Interest expense	(97.6)	(92.1)	(99.9)
Loss on retirement of debt	—	(2.9)	(10.9)
Amortization of debt issuance costs	(3.5)	(4.6)	(5.5)
Other income (expense) - net	9.5	27.3	0.5

INCOME (LOSS) BEFORE INCOME TAXES	289.8	147.4	(50.7)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(101.3)	176.7	(175.9)

NET INCOME (LOSS)	$188.5	$324.1	$(226.6)

PER COMMON SHARE:
Basic	$3.79	$6.60	$(4.75)

Diluted	$3.69	$6.34	$(4.75)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING IN PER SHARE CALCULATION:
Basic	49.7	49.1	47.7
Diluted	51.1	51.1	47.7

The accompanying notes are an integral part of these financial statements.

Back to Contents

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$553.6	$418.8
Trade receivables (net of allowance of $48.7 and $52.3 as of December 31, 2005 and 2004, respectively)	735.0	683.6
Inventories	1,318.2	1,281.3
Deferred taxes	172.8	109.9
Other current assets	123.9	153.5

Total Current Assets	2,903.5	2,647.1
LONG-TERM ASSETS
Property, plant and equipment - net	329.9	362.6
Goodwill	555.7	667.1
Deferred taxes	159.8	226.0
Other assets	251.4	276.3

TOTAL ASSETS	$4,200.3	$4,179.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$48.1	$84.6
Trade accounts payable	913.4	895.8
Accrued compensation and benefits	133.3	111.5
Accrued warranties and product liability	82.8	90.0
Other current liabilities	347.0	347.6

Total Current Liabilities	1,524.6	1,529.5
NON-CURRENT LIABILITIES
Long-term debt, less current portion	1,075.8	1,114.2
Other	438.9	400.2

TOTAL LIABILITIES	3,039.3	3,043.9

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - authorized 150.0 shares; issued 51.3 and 50.8 shares at December 31, 2005 and 2004, respectively	0.5	0.5
Additional paid-in capital	861.9	844.5
Retained earnings	307.4	118.9
Accumulated other comprehensive income	26.2	206.5
Less cost of shares of common stock in treasury 2.0 shares at December 31, 2005 and 2004	(35.0)	(35.2)

Total Stockholders’ Equity	1,161.0	1,135.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,200.3	$4,179.1

The accompanying notes are an integral part of these financial statements.

Back to Contents

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Total

BALANCE AT JANUARY 1, 2003	$0.5	$790.3	$21.4	$(43.9)	$(41.4)	$726.9
Net Loss	—	—	(226.6)	—	—	(226.6)
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	144.9	—	144.9
Pension liability adjustment	—	—	—	5.0	—	5.0
Derivative hedging adjustment	—	—	—	4.4	—	4.4

Comprehensive Income Loss						(72.3)

Issuance of Common Stock	—	8.5	—	—	—	8.5
Acquisition of Treasury Stock	—	0.1	—	—	(3.2)	(3.1)
Acquisition of Businesses	—	14.6	—	—	—	14.6

BALANCE AT DECEMBER 31, 2003	0.5	813.5	(205.2)	110.4	(44.6)	674.6
Net Income	—	—	324.1	—	—	324.1
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	108.3	—	108.3
Pension liability adjustment	—	—	—	(8.3)	—	(8.3)
Derivative hedging adjustment	—	—	—	(3.9)	—	(3.9)

Comprehensive Income						420.2

Issuance of Common Stock	—	22.1	—	—	—	22.1
Compensation under Stock-based Plans	—	8.9	—	—	10.3	19.2
Acquisition of Treasury Stock	—	—	—	—	(0.9)	(0.9)

BALANCE AT DECEMBER 31, 2004	0.5	844.5	118.9	206.5	(35.2)	1,135.2
Net Income	—	—	188.5	—	—	188.5
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	(163.0)	—	(163.0)
Pension liability adjustment	—	—	—	(11.7)	—	(11.7)
Derivative hedging adjustment	—	—	—	(5.6)	—	(5.6)

Comprehensive Income						8.2

Issuance of Common Stock	—	16.2	—	—	—	16.2
Compensation under Stock-based Plans	—	1.2	—	—	0.4	1.6
Acquisition of Treasury Stock	—	—	—	—	(0.2)	(0.2)

BALANCE AT DECEMBER 31, 2005	$0.5	$861.9	$307.4	$26.2	$(35.0)	$1,161.0

The accompanying notes are an integral part of these financial statements.

Back to Contents

TEREX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended December 31,

	2005	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$188.5	$324.1	$(226.6)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	61.4	60.1	67.5
Amortization	14.2	14.3	15.2
Deferred taxes	19.1	(203.9)	158.5
Loss on retirement of debt	—	2.9	10.9
Gain on sale of fixed assets	(3.3)	(22.0)	(4.5)
Impairment charges and asset writedowns	3.7	—	65.5
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	(100.9)	(134.7)	114.2
Inventories	(128.3)	(158.3)	160.1
Trade accounts payable	89.0	231.6	1.7
Accrued compensation and benefits	29.1	16.2	21.4
Income taxes payable	37.3	14.3	(7.8)
Other	63.6	20.0	5.2

Net cash provided by operating activities	273.4	164.6	381.3

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(5.1)	(58.0)	(6.7)
Capital expenditures	(48.6)	(35.5)	(27.1)
Investments in and advances to affiliates	(4.6)	(0.7)	(1.0)
Proceeds from sale of assets	1.6	32.4	6.1

Net cash used in investing activities	(56.7)	(61.8)	(28.7)

FINANCING ACTIVITIES
Principal repayments of long-term debt	—	(147.0)	(454.5)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	290.4
Net repayments under revolving line of credit agreements	(35.5)	(15.4)	(65.0)
Proceeds from stock options exercised	5.1	9.2	2.8
Payment of premium on early retirement of debt	—	—	(11.1)
Other	(18.6)	(16.9)	(29.4)

Net cash used in financing activities	(49.0)	(170.1)	(266.8)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(32.9)	18.6	29.5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	134.8	(48.7)	115.3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	418.8	467.5	352.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$553.6	$418.8	$467.5

The accompanying notes are an integral part of these financial statements.

Back to Contents

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries (“Terex” or the “Company”). All material intercompany balances, transactions and profits have been eliminated. The equity method is used to account for investments in affiliates in which the Company has an ownership interest between 20% and 50%. Investments in entities in which the Company has an ownership interest of less than 20% are accounted for on the cost method or at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Reclassification. Certain prior year amounts have been reclassified to conform with the current year’s presentation, including the reclassification of rental equipment depreciation from “Changes in operating assets and liabilities – other” to “Depreciation” within net cash provided by operating activities in the Company’s Consolidated Statement of Cash Flows for all periods presented. The reclassifications did not impact the Company’s previously reported net income (loss), total assets, total liabilities and stockholders’ equity, or net cash provided by (used in) operating activities, investing activities or financing activities in the accompanying Consolidated Financial Statements.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2005 and 2004 include $1.7 and $2.1, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2005, reserves for excess and obsolete inventory totaled $79.9.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is retired early are charged to other expense at the time of retirement. Debt issuance costs before amortization totaled $36.0 at December 31, 2005 and 2004.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to twelve years. Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually and written down only in the period in which the recorded value of such assets exceed their fair value. The Company no longer amortizes goodwill but evaluates it, in accordance with Financial Accounting Standards Board (the “FASB”) SFAS No. 142 “Goodwill and Other Intangible Assets,” for impairment at least annually. During the second quarter of 2003, the Company identified indicators of goodwill impairment in its Roadbuilding, Utility Products and Other segment. As discussed in Note C - “Accounting Changes - Business Combinations and Goodwill,” the Company performed an impairment test, which resulted in a pre-tax charge of $44.3. The Company selected October 1 as the date for the required annual impairment test. The impairment test performed as of October 1, 2005 identified indicators of goodwill impairment in its Roadbuilding, Utility Products and Other segment that resulted in a pre-tax impairment charge of $3.3. See Note C – “Accounting Changes – Business Combinations and Goodwill.” Subsequent impairment tests will be performed effective October 1 of each year and more frequently if circumstances warrant.

Back to Contents

The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the Company’s weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by the Company’s equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given business.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note R - “Litigation and Contingencies.” Substantially all receivables were trade receivables at December 31, 2005 and 2004.

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

In the United States, the Company has the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of the Company’s revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, the Company retains title to goods delivered to a customer until the customer makes payment so that the Company can recover the goods in the event of customer default on payment. In these circumstances, where the Company only retains title to secure its recovery in the event of customer default, the Company also has a policy requiring it to meet certain criteria in order to recognize revenue, including satisfaction of the following requirements:

a)	Persuasive evidence that an arrangement exists;
b)	Delivery has occurred or services have been rendered;
c)	The price to the buyer is fixed or determinable;

Back to Contents

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

Certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that the Company hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under the Company’s customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from the Company’s inventory and identified as belonging to the customer and the Company has no further obligations under the order.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in “Other Non-Current Liabilities” in the Company’s Consolidated Balance Sheet. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

Back to Contents

The following table summarizes the changes in the consolidated product warranty liability:

Balance as of December 31, 2003	$69.6
Businesses acquired	1.9
Accruals for warranties issued during the year	81.7
Changes in estimates	(1.5)
Settlements during the year	(81.1)
Foreign exchange effect	3.7

Balance as of December 31, 2004	74.3
Accruals for warranties issued during the year	104.6
Changes in estimates	(3.7)
Settlements during the year	(80.1)
Foreign exchange effect	(7.2)

Balance as of December 31, 2005	$87.9

Accrued Product Liability. The Company records accruals for product liability claims based on its claim experience.

Non Pension Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits and has elected the delayed recognition method of adoption of the accounting standard related to the benefits. See Note Q – “Retirement Plans and Other Benefits.”

Deferred Compensation. The Company maintains a deferred compensation plan, which is described more fully in Note Q - “Retirement Plans and Other Benefits.” The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan is treated in a manner similar to treasury stock and is recorded at cost within stockholders’ equity as of December 31, 2005 and 2004. The plan obligation for participant deferrals in the Company’s common stock are classified as additional paid-in capital within stockholders’ equity. The total of the Company’s common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note P - “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based employee compensation.

	Year Ended December 31,

	2005	2004	2003

Reported net income (loss)	$188.5	$324.1	$(226.6)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects for 2005 and 2004	6.3	5.2	4.9
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects for 2005 and 2004	(10.1)	(9.9)	(10.7)

Proforma net income (loss)	$184.7	$319.4	$(232.4)

Per common share:
Basic:
Reported net income (loss)	$3.79	$6.60	$(4.75)

Proforma net income (loss)	$3.72	$6.51	$(4.87)

Diluted:
Reported net income (loss)	$3.69	$6.34	$(4.75)

Proforma net income (loss)	$3.61	$6.25	$(4.87)

The Company determined it was more likely than not that the future tax benefit would not be realized for the year ended December 31, 2003, and, therefore, the stock-based employee compensation expense is presented without a related tax effect.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Back to Contents

	For the year ended December 31,

	2005	2004	2003

Dividend yields	0.00%	0.00%	0.00%
Expected volatility	48.48%	50.22%	51.10%
Risk-free interest rates	4.42%	3.74%	4.41%
Expected life (in years)	5.7	5.7	9.8
Aggregate fair value of options granted	$4.2	$5.7	$5.4
Weighted average fair value at date of grant for options granted	$29.82	$17.28	$8.14

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management uses the existing models to provide their estimate of the fair value of its employee stock options.

Foreign Currency Translation. Assets and liabilities of the Company’s international operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. For operations whose functional currency is the local currency, translation adjustments are accumulated in the Cumulative Translation Adjustment component of Stockholders’ Equity. Gains or losses resulting from foreign currency transactions are recorded in the accounts based on the underlying transaction.

Derivatives. Derivative financial instruments are recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note E - “Derivative Financial Instruments.”

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable, and the costs can be reasonably estimated. Such amounts were not material at December 31, 2005 and 2004.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses. Research and development costs were $51.0, $46.3 and $38.6 during 2005, 2004, and 2003, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note O – “Income Taxes.”

Earnings Per Share. Basic earnings per share is computed by dividing Net Income (Loss) for the period by the weighted average number of shares of Terex common stock, par value $0.01 (“Common Stock”), outstanding. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, the Company will adopt this new accounting standard on January 1, 2006. Adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS No. 153, the Company adopted this new accounting standard effective July 1, 2005. Adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

Back to Contents

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company adopted FIN No. 47 in the fourth quarter of 2005. Adoption of FIN No. 47 did not have a material impact on the Company’s financial statements.

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

In June 2005, the FASB ratified Emerging Issues Task Force Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF No. 05-5 is effective for fiscal years beginning after December 15, 2005. The Company is reviewing the requirements of EITF No. 05-5 and expects its adoption will not have a material impact on the Company’s financial statements.

NOTE B - ACQUISITIONS

2004 ACQUISITIONS

On September 7, 2004, the Company completed the acquisition of Noble CE, LLC, now known as Terex Mexico, and its Mexican subsidiary (collectively, “Terex Mexico”). When acquired, Terex Mexico, with its manufacturing facility located in Mexico, designed, fabricated and assembled forklift products, pull scrapers and water tanks, and performed fabrication work for other businesses. In connection with the acquisition, the Company paid $5.0 cash. Terex Mexico is included in the Terex Materials Processing & Mining segment. Operating results of Terex Mexico are included in the Company’s Consolidated Statement of Income since September 7, 2004.

On December 31, 2004, the Company completed the acquisition of the Reedrill division of Metso Corporation (“Reedrill”). Reedrill, headquartered in Denison, Texas, is a manufacturer of surface drilling equipment for use in the mining, construction and utility industries. In connection with the acquisition, the Company paid $38.6 cash. Reedrill is included in the Terex Materials Processing & Mining segment, and operating results of Reedrill are included in the Company’s Consolidated Statement of Income since January 1, 2005.

Back to Contents

2003 ACQUISITIONS

On February 14, 2003, the Company completed the acquisition of Commercial Body Corporation (“Commercial Body”). Commercial Body, headquartered in San Antonio, Texas with locations in various states, distributes, assembles, rents and provides service of products for the utility, telecommunications and municipal markets. In connection with the acquisition, the Company issued approximately 600 thousand shares of Common Stock and paid $3.7 in cash. At the time of Terex’s acquisition of Commercial Body, Commercial Body had a 50% equity interest in Combatel Distribution, Inc. (“Combatel”). The remaining 50% of Combatel was owned by Terex and, prior to the Commercial Body acquisition, had been accounted for under the equity method of accounting. During the second quarter of 2003, Commercial Body and Combatel merged to form Terex Utilities South, Inc. (“Utilities South”). Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment. The operating results of Commercial Body and Combatel are included in the Company’s Consolidated Statement of Income since February 14, 2003.

On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of TATRA a.s. (“Tatra”) from SDC Prague s.r.o., a subsidiary of SDC International, Inc. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consideration for the acquisition was comprised of debt forgiveness totaling $8.1, cash of $0.2 and approximately 209 thousand shares of Common Stock. On April 22, 2004, the Company purchased an additional 10% of the outstanding shares of Tatra for $1.2 in cash. These acquisitions bring Terex’s total ownership interest in Tatra to approximately 81%. Tatra’s results have been included in the Company’s Consolidated Statement of Income since August 28, 2003. Upon the initial consolidation of Tatra into the Company’s consolidated financial results, Tatra’s debt totaled approximately $33. This debt primarily consisted of notes payable to financial institutions. Tatra is part of the Terex Roadbuilding, Utility Products and Other segment.

The Company owns an approximately 67% interest in the American Truck Company LLC (“ATC”). ATC is located in the United States and manufactures heavy-duty off-road trucks for military and severe duty commercial applications. The Company and Tatra each owned approximately a one-third interest in ATC at August 28, 2003. As a result of the Company’s August 28, 2003 acquisition of additional ownership of Tatra, the results of ATC also have been included in the Company’s Consolidated Statement of Income since August 28, 2003. Prior to this date, the Company accounted for its investment in ATC under the equity method of accounting. The Company subsequently acquired Tatra’s interest in ATC on June 14, 2004 for approximately $1.4, which was used to repay certain indebtedness of Tatra to the Company. ATC is included in the Terex Roadbuilding, Utility Products and Other segment.

On December 19, 2003, the Company completed the acquisition of substantially all of the assets comprising the business of Compass Equipment Leasing (“CEL”) and Asplundh Canada. Both businesses rent digger dereks, aerial devices and other related equipment to contractors and utility customers in the United States and Canada, respectively. The purchase consideration was $0.1 plus the assumption of CEL’s and Asplundh Canada’s operating lease obligations. Both businesses are included in the Terex Roadbuilding, Utility Products and Other segment.

NOTE C - ACCOUNTING CHANGES - BUSINESS COMBINATIONS AND GOODWILL

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

Based on this review during the second quarter of 2003, the Company determined the fair value of the Roadbuilding reporting unit in accordance with the SFAS No. 142 approach used during the initial review. The SFAS No. 142 approach uses the present value of the cash flow expected to be generated by the reporting unit. The cash flow was determined based on the expected revenues, after tax profits, working capital levels and capital expenditures for the Roadbuilding reporting unit. The present value was calculated by discounting the cash flow by the Company’s weighted average cost of capital. The Company, with the assistance of a third-party, also reviewed the market value of the Roadbuilding reporting unit’s tangible and intangible assets. These values were included in the determination of the carrying value of the Roadbuilding reporting unit.

Back to Contents

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

The Company performed its last annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2005. Based on this review, the ATC reporting unit, which is part of the Roadbuilding, Utility Products and Other segment, was determined to have a carrying value in excess of its projected discounted cash flow. ATC’s products are heavy-duty on and off-road vehicles for military use and ATC is dependent on government contracts for revenue. Anticipated contracts between ATC and the U.S. Marine Corps did not materialize and the Israeli Ministry of Defense did not exercise its options for additional vehicles from ATC as expected. In addition, ATC was negatively impacted by continued funding delays from the Company’s minority partner in ATC. The analysis resulted in goodwill impairment of $3.3 recognized during the fourth quarter of 2005. Also during 2005, goodwill was reduced by $5.1 upon finalization of the balance sheet for the acquisition of Reedrill. Subsequent impairment tests will be performed effective October 1 of each year and more frequently as circumstances warrant.

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

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Construction	Terex Cranes	Terex Aerial Work Platforms	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total

Balance at December 31, 2003	$325.7	$98.6	$71.3	$41.6	$79.5	$616.7
Acquisitions	(1.4)	—	13.4	5.1	9.0	26.1
Disposals	—	—	—	—	—	—
Utilization of tax net operating losses	—	—	(2.7)	—	—	(2.7)
Foreign exchange effect and other	28.3	6.1	(5.1)	(6.0)	3.7	27.0

Balance at December 31, 2004	352.6	104.7	76.9	40.7	92.2	667.1
Impairment	—	—	—	—	(3.3)	(3.3)
Acquisitions	—	—	—	(5.1)	—	(5.1)
Disposals	—	—	—	—	—	—
Utilization of tax net operating losses	(54.4)	—	—	—	—	(54.4)
Foreign exchange effect and other	(42.3)	(7.5)	0.8	1.1	(0.7)	(48.6)

Balance at December 31, 2005	$255.9	$97.2	$77.7	$36.7	$88.2	$555.7

NOTE D - SALE OF BUSINESSES

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

In 2002, the Company acquired an interest in Crane & Machinery, Inc. (“C&M”), which distributed, rented and serviced crane products, including those products manufactured by the Company. During 2002, the Company acquired from an unaffiliated financial institution outstanding loans in the amount of approximately $5.9 owed by C&M to that financial institution, and C&M was obligated to make payments to the Company pursuant to the terms of such loans. The results of C&M were consolidated in the Company’s financial results from December 31, 2002 through November 10, 2003. On November 10, 2003, the Company sold its interest in C&M, and obtained a third party guarantee of the loans payable by C&M to the Company, as well as a pledge of the assets of C&M as security for the payment of such loans. As a result, the Company ceased to consolidate C&M’s results as of November 10, 2003. In addition, on November 10, 2003, the Company sold substantially all of the assets of its Schaeff Incorporated subsidiary (a manufacturer of forklifts) to C&M, in consideration of C&M assuming approximately $3.1 of Schaeff Incorporated’s indebtedness to the Company, with such indebtedness secured by the guarantee and pledge described above. The results of Schaeff Incorporated and C&M were included in the Terex Cranes segment prior to the November 10, 2003 transactions.

Back to Contents

NOTE E – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound, Czech Koruna and Australian Dollar. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported on the Company’s Consolidated Statement of Income. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged. The change in fair value of derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive income and are recognized in earnings as hedged transactions occur. Any ineffectiveness is recognized in earnings immediately.

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency and lease obligations in Selling, general and administrative expenses. On the Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company has entered into a series of interest rate swap agreements that converted fixed rate interest payments into variable rate interest payments. At December 31, 2005, the Company had $200.0 notional amount of an interest rate swap agreement outstanding, which matures in 2014. The fair market value of this swap at December 31, 2005 was a net loss of $4.1, which is recorded in Other non-current liabilities. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. These gains were recorded as an adjustment to the carrying value of the hedged debt and are being amortized through the debt maturity date and, combined with the market value of the swap agreements held at December 31, 2005, are a $0.6 reduction in the carrying value of the long-term obligations being hedged.

On March 31, 2005 and August 11, 2005, the Company exited interest rate swap agreements with notional amounts of $100.0 and $79.0, respectively, in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. As a result of these transactions, the Company recorded a gain of $0.1 in interest expense.

On March 31, 2003, the Company exited certain interest rate swap agreements in the notional amount of $175.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $7.8 upon exiting these swap agreements. The gain was being amortized over the original maturity of the Company’s 8-7/8% Senior Subordinated Notes due 2008, the debt being hedged, prior to the retirement in June 2003 and December 2003 of that debt. At the time of the retirement of the debt being hedged the unamortized gain was recorded as an offset to the loss on the retirement of the debt. See Note M - “Long-Term Obligations” for additional information on the retirement of debt.

Back to Contents

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At December 31, 2005, the Company had $447.4 of notional amount of currency exchange forward contracts outstanding, all of which mature on or before November 30, 2006. The fair market value of these swaps at December 31, 2005 was a net loss of $4.7. At December 31, 2005, $414.7 notional amount ($4.4 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during 2005, 2004 and 2003, the Company recorded the change in fair value to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At December 31, 2005, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Consolidated Balance Sheet as an asset of $2.8 and as a liability of $10.0.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

	For the Year Ended December 31,

	2005	2004	2003

Balance at beginning of period	$2.6	$6.5	$2.1
Additional gains	3.2	13.9	13.1
Amounts reclassified to earnings	(8.8)	(17.8)	(8.7)

Balance at end of period	$(3.0)	$2.6	$6.5

The estimated amount of existing pre-tax net losses for derivative contracts in Accumulated other comprehensive income as of December 31, 2005 that is expected to be reclassified into earnings during the year ending December 31, 2006 is $3.0.

NOTE F - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends and a decrease in the Company’s acquisition activity, the Company initiated fewer restructuring programs in 2005 and 2004 than it had in previous years, as the Company’s facilities were generally operating at satisfactory capacity levels. In 2003, the Company initiated several programs to reduce duplicative operating facilities, including those arising from the Company’s acquisitions, and to respond to changing market demand and to optimize facility utilization.

There have been no material changes relative to initial plans established by the Company for restructuring activities discussed below. The Company does not believe these restructuring activities by themselves will have an adverse impact on the Company’s ability to meet customer requirements for the Company’s products.

2005 Programs

During the first quarter of 2005, the Company recorded a $0.2 charge to Cost of goods sold in its Terex Utilities West and Terex Utilities South businesses (part of the Terex Roadbuilding, Utility Products and Other segment). This charge is for the closure and consolidation of several sales and service facilities. The Company implemented this restructuring program to better utilize its field service personnel in order to provide more efficient and improved service to its customers. The program is expected to generate net cash savings of $1.1 annually when fully implemented and will result in a headcount reduction of 13 employees. As a result of the restructuring, all of the employees had ceased employment with the Company as of September 30, 2005. The program was completed by December 31, 2005.

In the fourth quarter of 2005, the Company recorded a charge of $0.3 to Selling, general and administrative expenses in its Unit Rig business (part of the Terex Materials Processing & Mining segment). This charge is for the consolidation of Unit Rig’s corporate facilities. The Company implemented this restructuring program to combine the strength of two of its mining businesses to improve after-market support. The program is expected to generate net cash savings of $0.7 annually when implemented and will result in a headcount reduction of 16 employees. The net cash impact of the program is expected to be $2.8, excluding any proceeds received from the sale of the Unit Rig facility in Tulsa, Oklahoma. This program is projected to be completed during the second quarter of 2006.

Back to Contents

2004 Programs

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in Cost of goods sold and $0.5 has been recorded in Selling, general and administrative expenses. The Company implemented this restructuring because it concluded that it is more cost-effective to outsource the activities that have been performed previously at the Loeningen facility. The closure of this facility will reduce employment by approximately 40 employees and was completed by December 31, 2005.

Also, in the second quarter of 2004, the Company recorded a charge of $4.3 in Cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge is a result of the Company’s decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactures truck-mounted cranes. The consolidation will lower the Company’s cost structure for this business and better utilize manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of approximately 90 employees at the Hamilton facility, which was completed by December 31, 2005.

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

In the second quarter of 2004, the Company created a restructuring program to reduce the number of installation facilities in its Terex Utilities South business unit from four facilities to three facilities. Headcount related to this program was reduced by 20 employees. The Company recorded a $0.3 charge to Cost of goods sold related to this program. This charge consists of $0.2 cash and a $0.1 non-cash component. This is expected to be finished by June 30, 2006. Terex Utilities South is included in the Terex Roadbuilding, Utility Products and Other segment.

2003 Programs

In the first quarter of 2003, the Company recorded a charge of $0.7 related to restructuring at its CMI Terex facility in Oklahoma City, Oklahoma. Due to the continued poor performance in the Roadbuilding business, the Company reduced employment by approximately 146 employees at its CMI Terex facility. As of June 30, 2003, all of the employees had ceased employment with the Company. The program was complete at June 30, 2003. CMI Terex is included in the Terex Roadbuilding, Utility Products and Other segment.

Also, in the first quarter of 2003, the Company recorded charges of $0.3 for restructuring at its Terex-RO facility in Olathe, Kansas. As a result of weak demand in the Company’s North American crane business, the Terex-RO facility has been closed and the production performed at that facility has been consolidated into the Company’s hydraulic crane production facility in Waverly, Iowa. The program has reduced employment by approximately 50 employees and was completed at September 30, 2003. Booms for the Terex-RO product were already being produced in the Waverly facility; accordingly, no production problems were anticipated in connection with this consolidation. Terex-RO was included in the Terex Cranes segment.

The Company recorded a charge of $0.9 in the first quarter of 2003 for the exit of all activities at its EarthKing e-commerce subsidiary. The $0.9 charge is for non-cash closure costs and has been recorded in Cost of goods sold. EarthKing was included in the Terex Roadbuilding, Utility Products and Other segment. The program was completed as of September 30, 2003. Additionally, during the first quarter of 2003, the Company wrote down certain investments it held in technology businesses related to its EarthKing subsidiary. These investments were no longer economically viable, as these businesses were unsuccessful in gaining customer acceptance and were generating revenue at levels insufficient to warrant anticipated growth, and resulted in a write-down of $0.8. This write-down was reported in “Other income (expense) - net.”

During the second quarter of 2003, the Company recorded a severance charge of $3.1 for future cash expenditures related to restructuring at its Terex Peiner tower crane manufacturing facility in Trier, Germany. This charge is a result of the Company’s decision to consolidate its German tower crane manufacturing into its Terex Demag facilities in an effort to lower fixed overhead and improve manufacturing efficiencies and profitability. As a result of this restructuring, the Company has accrued for a headcount reduction of 65 employees. During the three months ended June 30, 2003, $2.6 and $0.5 were recorded in Cost of goods sold and Selling, general and administrative expenses, respectively. As of June 30, 2004, all of the employees had ceased employment with the Company and the program was completed. Terex Peiner was included in the Terex Cranes segment.

Back to Contents

The Company also recorded a restructuring charge in the second quarter of 2003 of $1.9 for future cash expenditures related to the closure of its Powerscreen facility in Kilbeggan, Ireland. The $1.9 was comprised of $1.0 of severance charges and $0.9 of accruable exit costs. This charge is a result of the Company’s decision to consolidate its European Powerscreen business at its facility in Dungannon, Northern Ireland. This consolidation lowered the Company’s cost structure for this business and better utilized manufacturing capacity. As a result of the restructuring, the Company has accrued for a headcount reduction of 121 employees at the Kilbeggan facility. During the three months ended June 30, 2003, $1.8 and $0.1 were recorded in Cost of goods sold and Selling, general and administrative expenses, respectively. As of September 30, 2003, all of the employees had ceased employment with the Company. The program was substantially complete at December 31, 2003, except for obligations under the lease for the facility. The Company ended its lease obligations for the Kilbeggan property and recorded an additional $1.4 in charges during 2005. The Powerscreen Kilbeggan facility was included in the Terex Construction segment.

In addition, during the second quarter of 2003, the Company recorded restructuring charges of $4.7 in the Terex Materials Processing & Mining segment. These restructuring charges were the result of continued poor performance in the Materials Processing business and the Company’s efforts to streamline operations and improve profitability. The $4.7 restructuring charge is comprised of the following components:

•	A $2.8 charge related to exiting the bio-grind recycling business, with $2.5 recorded in Cost of goods sold and $0.3 recorded in Selling, general and administrative expenses.
•

A charge of $1.8 related to the exiting of the screening and shredder-mixer business operated at its Durand, Michigan facility, with $1.7 recorded in Cost of goods sold and $0.1 recorded in Selling, general and administrative expenses.

•	A $0.1 charge was recorded in Selling, general and administrative expenses related to the headcount reduction of 17 employees at the Company’s Cedarapids facility.

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

During 2003, the Company recorded an additional $4.9 of charges ($2.4 recorded in Cost of goods sold and $2.5 in Selling, general and administrative expenses) relating to programs begun in 2002. Further, during 2004, the Company recorded an additional $3.5 of charges ($3.2 in Cost of goods sold and $0.3 in Selling, general and administrative expenses) related to programs begun in 2003 and 2002. During 2005, the Company recorded an additional $1.5 of charges recorded in Cost of goods sold related to programs begun in 2004 and 2003. These period charges primarily related to facility closure costs, inventory write-downs, severance and the effect of changes in foreign exchange, and were consistent with the initial restructuring plans established by the Company.

Back to Contents

The following table sets forth the components and status of the restructuring charges recorded in 2005, 2004 and 2003 that related to productivity and business rationalization:

	Employee Termination Costs	Asset Disposals	Facility Exit Costs	Other	Total

Accrued restructuring charges at December 31, 2002	$9.7	$—	$2.4	$1.4	$13.5
Restructuring charges	5.2	10.5	0.4	1.1	17.2
Cash expenditures	(14.8)	(1.0)	(0.6)	(0.9)	(17.3)
Non-cash charges	—	(9.5)	(0.8)	(0.3)	(10.6)

Accrued restructuring charges at December 31, 2003	0.1	—	1.4	1.3	2.8
Restructuring charges	3.9	4.6	1.0	—	9.5
Cash expenditures	(3.4)	—	(1.7)	(1.0)	(6.1)
Non-cash charges	—	(4.6)	—	—	(4.6)

Accrued restructuring charges at December 31, 2004	0.6	—	0.7	0.3	1.6
Restructuring charges	0.4	—	1.5	—	1.9
Cash expenditures	(0.7)	—	(1.8)	—	(2.5)
Non-cash charges	—	—	(0.4)	(0.3)	(0.7)

Accrued restructuring charges at December 31, 2005	$0.3	$—	$—	$—	$0.3

In aggregate, the restructuring charges described above incurred during 2005, 2004 and 2003 were included in Cost of goods sold ($1.6, $8.2 and $15.8) and Selling, general and administrative expenses ($0.3, $1.3 and $1.4), respectively.

Demag and Genie Acquisition Related Projects

In 2002, the Company also initiated a series of restructuring projects aimed at addressing product, channel and production overlap created by the acquisition of the Terex Demag cranes business and the aerial work platforms business of Genie Holdings, Inc. and its affiliates (“Genie”) in 2002.

During 2003, the Company recorded an additional $4.0 of charges related to programs begun in 2002. Further, during 2004, the Company recorded an additional $1.3 of charges for acquisition related to programs begun in 2002. These period charges primarily related to inventory write-downs and plant and equipment disposals and were consistent with the initial restructuring plans established by the Company.

The following table sets forth the components and status of the restructuring charges recorded in 2004 and 2003 that relate to addressing product, channel and production overlaps created by the acquisition of the Terex Demag and Genie businesses:

	Employee Termination Costs	Asset Disposals	Facility Exit Costs	Other	Total

Accrued restructuring charges at December 31, 2002	$5.1	$—	$0.6	$0.3	$6.0
Restructuring Charges	—	4.0	—	—	4.0
Cash expenditures	(4.1)	—	—	(0.3)	(4.4)
Non-cash charges	—	(4.0)	—	—	(4.0)

Accrued restructuring charges at December 31, 2003	1.0	—	0.6	—	1.6
Restructuring Charges	—	0.9	—	—	0.9
Cash expenditures	(1.0)	—	(0.6)	—	(1.6)
Non-cash charges	—	(0.9)	—	—	(0.9)

Accrued restructuring charges at December 31, 2004	$—	$—	$—	$—	$—

The restructuring charges described above were included in Cost of goods sold in 2004 and 2003 ($0.9 and $4.0, respectively).

Back to Contents

NOTE G – EARNINGS PER SHARE

	(in millions, except per share data)

	2005			2004			2003

	Income	Shares	Per- Share Amount	Income	Shares	Per- Share Amount	Income	Shares	Per- Share Amount

Basic earnings per share: Net Income (Loss)	$188.5	49.7	$3.79	$324.1	49.1	$6.60	$(226.6)	47.7	$(4.75)
Effect of dilutive securities Stock options and restricted stock awards	—	1.4		—	2.0		—	—

Net Income (Loss)	$188.5	51.1	$3.69	$324.1	51.1	$6.34	$(226.6)	47.7	$(4.75)

Had the Company recognized income in 2003, then the incremental shares attributable to the assumed exercise of outstanding stock options, the effect of Common Stock to be issued at December 31, 2003 for the Company’s contingent obligation to make additional payments for the acquisition of Genie and the effect of Common Stock held by the Company’s deferred compensation plan would have increased diluted shares outstanding by 1.1 million, 0.4 million and 0.6 million shares in 2003, respectively.

Options to purchase 2 thousand, 116 thousand and 1,087 thousand shares of Common Stock were outstanding during 2005, 2004, 2003 respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and therefore, the effect would be antidilutive. The Company had contingent obligations to make additional payments in cash or Common Stock based on provisions of certain of the Company’s agreements to acquire businesses. The Company’s policy and past practice has been generally to settle such obligations in cash. Accordingly, contingently issuable Common Stock under these arrangements totaling 319 thousand shares for the year ended December 31, 2003, was not included in the computation of diluted earnings per share. There was no contingently issuable Common Stock under these arrangements at December 31, 2004 due to the closing price of Common Stock at December 31, 2004 and all of these arrangements have expired as of December 31, 2005.

NOTE H – INVENTORIES

Inventories consist of the following:

	December 31,

	2005	2004

Finished equipment	$440.8	$404.2
Replacement parts	314.8	278.3
Work-in-process	243.5	287.1
Raw materials and supplies	319.1	311.7

Inventories	$1,318.2	$1,281.3

At December 31, 2005 and 2004, the Company had inventory reserves of $79.9 and $73.2, respectively, for excess and obsolete inventory.

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,

	2005	2004

Property	$50.2	$50.8
Plant	217.4	256.6
Equipment	311.8	276.9

	579.4	584.3
Less: Accumulated depreciation	(249.5)	(221.7)

Net property, plant and equipment	$329.9	$362.6

Back to Contents

NOTE J – INVESTMENT IN JOINT VENTURE

Prior to its acquisition by the Company on September 18, 2002, Genie entered into a joint venture arrangement with a European financial institution, pursuant to which Genie maintained a forty-nine percent (49%) ownership interest in the joint venture, Genie Financial Services Holding B.V. (“GFSH”). GFSH was established to provide customers the option to finance Genie’s products sold in Europe. Genie contributed $4.7 in cash in exchange for its ownership interest in GFSH. During January 2003 and 2002, Genie contributed an additional $0.8 and $0.6, respectively, in cash to GFSH.

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

As of December 31, 2005, TFSH had total assets of $363.0, consisting primarily of financing receivables and lease related equipment, and total liabilities of $331.0, consisting primarily of debt issued by the joint venture partner. From time to time, the Company has provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of December 31, 2005, the maximum exposure to loss under these guarantees was approximately $36. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, the Company contributed its proportional share of these requirements, which represented an additional $3.2 and $1.9 in cash to TFSH in 2005 and 2004, respectively.

As defined by FIN 46R, TFSH is a variable interest entity. For entities created prior to February 1, 2003, FIN 46R requires the application of its provisions effective the first reporting period after March 15, 2004. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH.

NOTE K– EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancelable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $93 and $87 at December 31, 2005 and 2004, respectively, and are included in Other assets on the Company’s Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancelable operating leases with lease terms in excess of one year are as follows:

Years ending December 31,

2006	$11.6
2007	6.6
2008	2.4
2009	0.9
2010	0.9
Thereafter	—

$22.4

The Company received approximately $11 and $12 of rental income from assets subject to operating leases with lease terms greater than one year during 2005 and 2004, respectively, none of which represented contingent rental payments.

NOTE L – NET INVESTMENT IN SALES-TYPE LEASES

From time to time, the Company leases new and used products manufactured and sold by the Company to domestic and foreign distributors, end users and rental companies. The Company provides specialized financing alternatives that include sales-type leases, operating leases and short-term rental agreements.

At the time a sales-type lease is consummated, the Company records the gross finance receivable, unearned finance income and the estimated residual value of the leased equipment. Unearned finance income represents the excess of the gross minimum lease payments receivable plus the estimated residual value over the fair value of the equipment. Residual values represent the estimate of the values of the equipment at the end of the lease contracts and are initially recorded based on industry data and management’s estimates. Realization of the residual values is dependent on the Company’s future ability to market the equipment under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate. Unearned finance income is recognized as financing income using the interest method over the term of the transaction. The allowance for future losses is established t hrough charges to the provision for credit losses.

Back to Contents

Prior to its acquisition by the Company on September 18, 2002, Genie had a number of domestic agreements with financial institutions to provide financing of new and eligible products to distributors and rental companies. Under these programs, Genie originated leases with distributors and rental companies and the resulting lease receivables were either sold to a financial institution with limited recourse to Genie or used as collateral for borrowings. The aggregate unpaid sales-type lease payments previously transferred was $1.9 and $9.7 at December 31, 2005 and 2004, respectively. Under these agreements, Genie’s recourse obligation is limited to credit losses up to the first 5%, in any given year, of the remaining discounted rental payments due, subject to certain minimum and maximum recourse liability amounts. Genie’s maximum credit recourse exposure was $1.9 at December 31, 2005, representing a contingent liability under the limited recourse provisions.

During 2005, 2004 and 2003, Genie entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $23.4 credit risk and a $30.8 residual risk at December 31, 2005.

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

The components of net investment in sales-type leases, which are included in Other assets on the Company’s Consolidated Balance Sheet, consisted of the following at December 31, 2005:

Gross minimum lease payments receivable	$17.4
Estimated residual values	4.1
Allowance for future losses	(1.6)
Unearned finance income	(2.5)

Net investment in sales-type leases	17.4
Less: Current portion	(9.0)

Non-current net investment in sales-type leases	$8.4

Scheduled future gross minimum lease payments receivable are as follows:

Years ending December 31,

2006	$12.0
2007	2.2
2008	1.3
2009	0.7
Thereafter	1.2

Total	$17.4

NOTE M – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

	December 31,

	2005	2004

7-3/8 % Senior Subordinated Notes due January 15, 2014	$297.9	$297.6
9-1/4 % Senior Subordinated Notes due July 15, 2011	200.0	200.0
10-3/8% Senior Subordinated Notes due April 1, 2011	300.0	300.0
2002 Bank Credit Facility - term debt	230.6	231.2
2002 Bank Credit Facility - revolving credit facility	33.8	37.0
Notes payable	15.6	24.8
Capital lease obligations	10.1	22.6
Other	35.9	85.6

Total debt	1,123.9	1,198.8
Less: Notes payable and current portion of long-term debt	(48.1)	(84.6)

Long-term debt, less current portion	$1,075.8	$1,114.2

Back to Contents

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

7-3/8% Senior Subordinated Notes

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 discounted to yield 7-1/2% (“7-3/8% Notes”). The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - “Consolidating Financial Statements”). The Company used the approximately $290 net proceeds from the offering of 7-3/8% Notes, together with approximately $119 of cash on hand, to prepay approximately $200 of its existing term loans and to retire $200 of aggregate principal of its 8-7/8% Senior Subordinated Notes Due 2008 (“8-7/8% Notes”). The Company recorded a charge of $10.9 to recognize a loss on the payment of a premium and on the write-off of unamortized debt acquisition costs and original issue discount for the early extinguishment of debt in connection with the prepayment of such existing term loans and the 8-7/8% Notes, partially offset by a gain on related interest rate hedges. The 7-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). During the second quarter of 2004, the outstanding unregistered 7-3/8% Notes were exchanged for 7-3/8% Notes registered under the Securities Act. The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

9-1/4% Senior Subordinated Notes

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (“9-1/4% Notes”). The 9-1/4% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - “Consolidating Financial Statements”). The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act. The 9-1/4% Notes are redeemable by the Company beginning in January 2007 at an initial redemption price of 104.625% of principal amount.

10-3/8% Senior Subordinated Notes

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (“10-3/8% Notes”). Additionally, on March 29, 2001, the Company increased its availability under its revolving bank credit facilities, described below, from $125 to $300. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - “Consolidating Financial Statements”). The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act. The 10-3/8% Notes are redeemable by the Company beginning in April 2006 at an initial redemption price of 105.188% of principal amount.

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

Back to Contents

2002 Bank Credit Facility

On July 3, 2002, the Company entered into an amended and restated credit agreement (the “2002 Bank Credit Facility”) with its bank lending group. The 2002 Bank Credit Facility provided for $375 of term debt maturing on July 3, 2009 and a revolving credit facility of $300 that is available through July 3, 2007. The revolving credit facility is used for working capital and general corporate purposes, including acquisitions. The 2002 Bank Credit Facility also includes provisions for an additional $250 of term borrowing by the Company on terms similar to the current term loan debt under this facility. On September 13, 2002, the Company consummated a $210 incremental term loan borrowing under this provision of the 2002 Bank Credit Facility.

On November 25, 2003, the Company entered into an amendment of its 2002 Bank Credit Facility that permitted the redemption of the 8-7/8% Notes with proceeds from the offering of the 7-3/8% Notes. The amendment, among other things, will also permit the repurchase of $200 principal amount of the Company’s 10-3/8% Notes on or after April 1, 2006 and extended the period of time until the maximum consolidated leverage ratio covenant and maximum senior secured debt leverage ratio covenant adjust downward until later in 2004 and 2005, respectively, in order to provide the Company greater flexibility. In connection with this amendment and the issuance and sale of the 7-3/8% Notes, the Company prepaid $200 of the term loans outstanding under the 2002 Bank Credit Facility.

On October 15, 2005, the Company entered into a second amendment of its 2002 Bank Credit Facility that allows the Company the flexibility to expend up to an additional $235 to repurchase, redeem, prepay or otherwise acquire for value indebtedness incurred by the Company other than through the 2002 Bank Credit Facility. This is in addition to other existing provisions in the 2002 Bank Credit Facility that allow the Company to repurchase or otherwise acquire indebtedness outside of the 2002 Bank Credit Facility, including the provision described above that allows the Company to repurchase up to $200 principal amount of the Company’s 10-3/8% Notes on or after April 1, 2006. This additional amount will be available if, at such time, and after giving effect to such payment and to certain other payments, the Company satisfies certain conditions, including a leverage ratio test.

As of December 31, 2005, the Company had $230.6 of term loans outstanding under the 2002 Bank Credit Facility. Term loans under the 2002 Bank Credit Facility bear interest at a rate of 2.0% to 2.5% per annum in excess of the adjusted Eurodollar rate. The weighted average interest rate on the term loans under the 2002 Bank Credit Facility at December 31, 2005 was 6.68%.

As of December 31, 2005, the Company had a balance of $33.8 outstanding under the revolving credit component of the 2002 Bank Credit Facility, letters of credit issued under the 2002 Bank Credit Facility totaled $44.9, and the additional amount the Company could have borrowed under the revolving credit component of the 2002 Bank Credit Facility was $221.3. The outstanding principal amount of loans under the revolving credit portion of the 2002 Bank Credit Facility bears interest, at the Company’s option, at an all-in drawn cost of 1.375% per annum in excess of the adjusted eurocurrency rate or, with respect to U.S. dollar denominated alternate base rate loans, at an all-in drawn cost of 0.375% per annum above the prime rate. These rates are subject to change based on the Company’s consolidated leverage ratio as defined under the 2002 Bank Credit Facility. The weighted average interest rate on the outstanding portion of the 2002 Bank Credit Facility revolving credit component was 4.49% at December 31, 2005.

With limited exceptions, the obligations of the Company under the 2002 Bank Credit Facility are secured by a pledge of all of the capital stock of domestic subsidiaries of the Company, a pledge of 65% of the stock of the foreign subsidiaries of the Company and a first priority security interest in, and mortgages on, substantially all of the assets of Terex and its domestic subsidiaries. The 2002 Bank Credit Facility contains certain financial and operating covenants, including financial covenant ratios such as a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, a maximum senior secured debt leverage ratio and a minimum consolidated fixed charge coverage ratio. The Company was in compliance with its financial covenants under the 2002 Bank Credit Facility at December 31, 2005. The 2002 Bank Credit Facility also contains various non-financial covenants, both requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance and providing its bank lending group with financial information on a timely basis, and limiting the Company activities, including without limitation, limitations on dividends and other payments, incurring certain types of prohibited indebtedness, liens, investments, mergers and asset sales, related party transactions and capital expenditures. The Company has obtained a waiver from its bank lending group that allows the Company until May 31, 2006, to provide its lenders with its financial information for the year ended December 31, 2005. The Company’s future ability to provide its bank lending group with financial information on a timely basis will depend on its ability to file its periodic reports with the SEC in a timely manner.

Back to Contents

Letter of Credit Facility

The 2002 Bank Credit Facility incorporates a letter of credit facility of up to $200 (the “Letter of Credit Facility”). Under the 2002 Bank Credit Facility, the Company may arrange with lenders for the issuance of up to $200 of letters of credit, which may be issued either under the revolving credit component of the 2002 Bank Credit Facility or under the separate Letter of Credit Facility contained within the 2002 Bank Credit Facility. Letters of credit issued under the revolving credit facility decrease availability under the $300 revolving credit component of the 2002 Bank Credit Facility; however, letters of credit issued under the Letter of Credit Facility do not decrease availability under the revolving credit component of the 2002 Bank Credit Facility. As of December 31, 2005, the Company has received commitments to issue letters of credit under the Letter of Credit Facility of $27.7, and at December 31, 2005, letters of credit issued under the Letter of Credit Facility totaled $24.7.

Schedule of Debt Maturities

Scheduled annual maturities of long-term debt outstanding at December 31, 2005 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments disclosed in Note N – “Lease Commitments:”

2006	$42.6
2007	42.5
2008	57.9
2009	172.6
2010	0.4
Thereafter	798.4

Total	$1,114.4

Total long-term debt at December 31, 2005 is $1,113.8. The $0.6 difference is due to the fair value adjustment decreasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swaps on the 7-3/8% Notes. See Note E - “Derivative Financial Instruments.”

Based on quoted market values, the Company estimates that the fair values of the 7-3/8% Notes, the 9-1/4% Notes and the 10-3/8% Notes were approximately $305, $214 and $317, respectively as of December 31, 2005. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $94.4, $85.9 and $102.5 of interest in 2005, 2004 and 2003, respectively.

NOTE N – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $14.8 and $17.3, net of accumulated amortization of $8.5 and $7.1, at December 31, 2005 and 2004, respectively.

Future minimum capital and noncancelable operating lease payments and the related present value of capital lease payments at December 31, 2005 are as follows:

	Capital Leases	Operating Leases

2006	$5.9	$53.1
2007	1.9	42.9
2008	1.2	35.9
2009	0.5	26.7
2010	0.4	22.5
Thereafter	0.9	128.7

Total minimum obligations	10.8	$309.8

Less amount representing interest	(0.7)

Present value of net minimum obligations	10.1
Less current portion	(5.5)

Long-term obligations	$4.6

Back to Contents

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $57.2, $64.5 and $55.6 in 2005, 2004 and 2003, respectively.

NOTE O – INCOME TAXES

The components of Income (Loss) Before Income Taxes are as follows:

	Year Ended December 31,

	2005	2004	2003

United States	$149.4	$33.6	$(76.9)
Foreign	140.4	113.8	26.2

Income (loss) before income taxes	$289.8	$147.4	$(50.7)

The major components of the Company’s provision for (benefit from) income taxes are summarized below:

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$7.4	$0.9	$(2.7)
State	3.2	2.1	(0.5)
Foreign	71.6	24.2	20.6

Current income tax provision	82.2	27.2	17.4

Deferred:
Federal	38.4	(186.8)	169.7
State	(1.1)	(5.2)	6.0
Foreign	(18.2)	(11.9)	(17.2)

Deferred income tax provision	19.1	(203.9)	158.5

Total provision for (benefit from) income taxes	$101.3	$(176.7)	$175.9

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The tax effects of the base differences and net operating loss carryforwards as of December 31, 2005 and 2004 are summarized below for major balance sheet captions:

	2005	2004

Property, plant and equipment	$(56.2)	$(86.7)
Intangibles	(3.6)	1.0
Restructuring reserve	5.4	8.1
Trade receivables	19.0	17.5
Net inventories	29.8	17.6
Accrued warranties and product liability	25.7	23.0
Net operating loss carryforwards	209.9	313.8
Pension	36.4	31.6
Equipment lease revenue	60.0	68.6
Other	44.5	49.3
Deferred tax assets valuation allowance	(112.3)	(222.6)

Net deferred tax assets	$258.6	$221.2

Deferred tax liabilities are included in current liabilities and non-current liabilities on the Consolidated Balance Sheet. The current portion is $13.4 and the non-current portion is $60.6 for the year ended December 31, 2005. The valuation allowance for deferred tax assets as of January 1, 2004 was $434.5. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was a decrease of $110.3 in 2005 and a decrease of $211.9 in 2004. The decrease in valuation allowance for the year ended December 31, 2005 reflects the release of valuation allowances associated with certain of the Company’s German businesses, based on the implementation of activities to simplify the legal entity structure and the improved operating performance of these businesses. The decrease in valuation allowance for the year ended December 31, 2004 primarily related to the release of the valuation allowance established for certain U.S. deferred tax assets in 2003, due to improved operating results during 2004 and significant, profitable backlog generated in early 2005. The decrease in valuation allowance also relates to the release of the valuation allowance previously established for the Company’s Fermec business, as it was determined that it was more likely than not that these assets would be realized. These reversals were partially offset by an increase in foreign net operating loss carryforwards for which the Company has provided a valuation allowance, and movement in foreign currency exchange rates. Approximately $46.6 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill or other non-current intangibles of the acquired entity. The Company provides valuation allowances for deferred tax assets whose realization is not more likely than not based on estimated future taxable income in the carryforward period. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required.

Back to Contents

The Company’s Provision for Income Taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (Loss) Before Income Taxes. The reasons for the difference are summarized as:

	Year Ended December 31,

	2005	2004	2003

Tax at statutory federal income tax rate	$101.5	$51.6	$(17.7)
State taxes (net of Federal benefit)	0.7	1.4	0.4
Change in valuation allowance relating to NOL and temporary differences:
U.S. Federal consolidated group	0.0	(200.7)	200.7
Other	(13.6)	(23.5)	(8.6)
Foreign tax differential on income/losses of foreign subsidiaries	2.9	(7.3)	1.6
Non-deductible goodwill charges	1.1	0.2	9.5
Federal tax credits	—	—	—
Dividend under American Jobs Creation Act	5.3	—	—
Other (each individually insignificant)	3.4	1.6	(10.0)

Total provision for (benefit from) income taxes	$101.3	$(176.7)	$175.9

Income taxes have not been provided for temporary differences between the amount for financial reporting and the tax basis of investments in foreign subsidiaries. The Company’s intent is to remain indefinitely reinvested. At December 31, 2005, these temporary differences relate primarily to unremitted earnings of approximately $525. If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. income taxes and foreign withholding taxes may have to be provided. However, determination of the amount of deferred federal and foreign income taxes is not practical.

At December 31, 2005, the Company had domestic federal net operating loss carryforwards of $194.4. The U.S. federal net operating loss carryforwards expire as follows:

Net Operating Loss Carryforwards

2019	$31.1
2020	0.2
2021	98.7
2022	60.9
2023	—
2024	0.5
2025	3.0

Total	$194.4

The Company also has various state net operating loss carryforwards available to reduce future state taxable income and income taxes. These net operating loss carryforwards expire at various dates through 2025. In addition, the Company’s foreign subsidiaries have approximately $642.8 of loss carryforwards; $140.3 in the United Kingdom, $68.3 in the Czech Republic, $372.5 in Germany and $61.7 in other countries, which are available to offset future foreign taxable income. The majority of these foreign tax loss carryforwards are available without expiration.

The Company made net income tax payments of $43.6, $26.2 and $8.5 in 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued FASB Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of certain non-U.S. earnings that are repatriated from controlled foreign subsidiaries in excess of a base amount as defined in the American Jobs Creation Act of 2004 (“AJCA”). The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law; however, FSP 109-2 allows companies time beyond the financial reporting period of enactment to evaluate the effect of the AJCA.

Back to Contents

In 2005, the Company evaluated the effects of the repatriation provision and, based on the guidance published by the U.S. Treasury, the Company determined that it was eligible for the one-time tax deduction. In 2005, the Company repatriated approximately $101 from a controlled foreign subsidiary in accordance with the AJCA and recorded federal tax expense of $5.3 and a state tax expense (net of federal tax benefit) of $0.2 related to this repatriation.

NOTE P – STOCKHOLDERS’ EQUITY

Common Stock. The Company’s certificate of incorporation was amended in June 1998 to increase the number of authorized shares of Common Stock to 150.0 million. As disclosed in Note B – “Acquisitions,” the Company issued approximately 0.8 million shares of Common Stock in connection with the acquisitions of Commercial Body and Tatra. Additionally, the Company issued 0.1 million shares of Common Stock related to the 2002 acquisition of Genie during 2003.

On December 31, 2005, there were 51.3 million shares of Common Stock issued and 49.9 million shares of Common Stock outstanding. Of the 98.7 million unissued shares of Common Stock at that date, 2.3 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2005, the Company held 2.0 million shares of Common Stock in treasury totaling $35.0, including 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan at a total of $16.1.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2005, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options (“Options”) to purchase shares of Common Stock, (ii) stock appreciation rights (“SARs”), (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 3.5 million shares to 6.0 million shares. As of December 31, 2005, 2.7 million shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan authorizes the granting, among other things, of (i) Options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. At December 31, 2005, 199 thousand shares were available for grant under the 1996 Plan.

In 1995, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the “1994 Plan”) covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. In accordance with the terms of the 1994 Plan, no additional stock is available for grant under the 1994 Plan at December 31, 2005, since grants under the 1994 Plan could only be made within ten years of the date of the 1994 Plan’s adoption.

The Company maintains the Terex Corporation Incentive Stock Option Plan (the “1988 Plan”). The 1988 Plan is a qualified incentive stock option (“ISO”) plan covering certain officers and key employees. The exercise price of the ISO is the fair market value of the shares at the date of grant. An ISO allows the holder to purchase shares of Common Stock, commencing one year after grant. An ISO expires after ten years. In accordance with the terms of the 1988 Plan, no additional stock options are available for grant under the 1988 Plan at December 31, 2005, since grants under the 1988 Plan could only be made within ten years of the date of the 1988 Plan’s adoption.

Substantially all stock option grants under the 2000 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

Back to Contents

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share

Outstanding at December 31, 2002	2,288,270	$19.43
Granted	726,773	$12.30
Exercised	(201,975)	$15.33
Canceled or expired	(272,578)	$22.28

Outstanding at December 31, 2003	2,540,490	$17.41
Granted	332,179	$33.99
Exercised	(488,500)	$18.08
Canceled or expired	(144,364)	$20.56

Outstanding at December 31, 2004	2,239,805	$19.52
Granted	6,368	$46.37
Exercised	(280,548)	$17.77
Canceled or expired	(109,859)	$17.68

Outstanding at December 31, 2005	1,855,766	$19.98

Exercisable at December 31, 2005	1,287,025	$19.01

Exercisable at December 31, 2004	1,100,054	$18.26

Exercisable at December 31, 2003	1,059,721	$18.96

Back to Contents

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share

$ 9.63 - $12.03	468,159	6.1	$11.35	237,159	$11.39
$12.04 - $16.03	112,075	3.0	$13.97	112,075	$13.97
$16.04 - $19.24	445,063	4.7	$16.99	426,063	$16.93
$19.25 - $22.44	204,500	5.7	$22.00	161,625	$22.04
$22.45 - $28.86	292,883	4.1	$23.68	227,508	$23.93
$28.87 - $32.06	71,929	4.9	$29.60	58,054	$29.47
$32.07 and over	261,157	8.2	$34.83	64,541	$35.28

	1,855,766		$19.98	1,287,025	$19.01

Substantially all restricted stock awards under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant. The weighted average fair value at date of grant for restricted stock awarded during 2005, 2004 and 2003 was $45.78, $34.70 and $12.73, respectively. During 2005, 0.3 million shares of previously granted awards of restricted stock vested under the incentive plans.

Comprehensive Income (Loss). The following table reflects the accumulated balances of other comprehensive income.

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2002	$(41.1)	$(4.9)	$2.1	$(43.9)
Current year change	5.0	144.9	4.4	154.3

Balance at December 31, 2003	(36.1)	140.0	6.5	110.4
Current year change	(8.3)	108.3	(3.9)	96.1

Balance at December 31, 2004	(44.4)	248.3	2.6	206.5
Current year change	(11.7)	(163.0)	(5.6)	(180.3)

Balance at December 31, 2005	$(56.1)	$85.3	$(3.0)	$26.2

At December 31, 2005, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $30.7 and a tax liability of $1.4, respectively.

NOTE Q – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of December 31, 2005, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plans covering the salaried employees are based primarily on years of service and employees’ qualifying compensation. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service or earnings following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. At December 31, 2005 and 2004, the Terex Plans held 0.2 million shares of the Company’s Common Stock, with market values of $11.9 and $9.5, respectively.

The Company adopted a Supplemental Executive Retirement Plan (“SERP”) effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded.

Back to Contents

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The health care programs are contributory with participants’ contributions adjusted annually and the life insurance plan is non-contributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Terex Corporation. The Company provides postemployment health benefits for certain former employees at its Cedarapids and Simplicity Engineering operations.

The Company uses a December 31 measurement date for its U.S. plans. The liability of the Company’s U.S. plans, including the SERP, as of December 31, was as follows:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Accumulated benefit obligation at end of year	$132.4	$125.0

Change in benefit obligation:
Benefit obligation at beginning of year	$126.4	$122.6	$14.2	$11.2
Service cost	1.6	1.2	0.2	0.2
Interest cost	7.4	7.1	0.8	0.8
Impact of plan amendments	3.0	—	(4.4)	—
Actuarial (gain) loss	4.2	3.1	5.8	3.1
Benefits paid	(8.2)	(7.6)	(1.4)	(1.1)

Benefit obligation at end of year	134.4	126.4	15.2	14.2

Change in plan assets:
Fair value of plan assets at beginning of year	102.4	96.2	—	—
Actual return on plan assets	6.7	10.8	—	—
Employer contribution	1.9	3.0	1.4	1.1
Benefits paid	(8.2)	(7.6)	(1.4)	(1.1)

Fair value of plan assets at end of year	102.8	102.4	—	—

Funded status	(31.6)	(24.0)	(15.2)	(14.2)
Unrecognized actuarial (gain) loss	48.4	45.4	7.2	6.2
Unrecognized prior service cost	8.6	6.6	0.5	0.7

Net amount recognized	$25.4	$28.0	$(7.5)	$(7.3)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(29.6)	$(22.6)	$(7.5)	$(7.3)
Intangible Assets	6.7	5.2	—	—
Accumulated other comprehensive income (loss)	48.3	45.4	—	—

Net amount recognized	$25.4	$28.0	$(7.5)	$(7.3)

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

Back to Contents

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Components of net periodic cost:
Service cost	$1.6	$1.2	$1.4	$0.2	$0.2	$0.1
Interest cost	7.4	7.1	7.3	0.8	0.8	0.7
Expected return on plan assets	(7.9)	(7.4)	(6.6)	—	—	—
Amortization of prior service cost	1.0	0.7	0.7	0.1	0.4	0.4
Recognized actuarial loss	2.4	2.2	2.5	0.5	0.5	0.2

Net periodic cost	$4.5	$3.8	$5.3	$1.6	$1.9	$1.4

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $134.4, $132.4 and $102.8, respectively, as of December 31, 2005, and $126.4, $125.0 and $102.4, respectively, as of December 31, 2004.

Consistent with the Company’s investment strategy, the rate used for the expected return on plan assets is based on a number of different factors. Both the historical and prospective long-term expected asset performances are considered in determining the rate of return. While the Company examines performance and future expectations annually, it also views historic asset portfolios and performance over a long period of years before recommending a change. In the short term there may be fluctuations of positive and negative yields year over year, but over the long-term, the return is expected to be approximately 8%.

At December 31, 2005 and 2004, the Terex Plans held the Company’s Common Stock. These shares represented 11.6% and 9.4%, respectively, of the Terex Plans’ assets. The asset allocation, excluding the Company’s Common Stock, for the Company’s U.S. defined benefit pension plans at December 31, 2005 and 2004 and target allocation for 2006 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation

	2005	2004	2006

Equity Securities, excluding Terex Common Stock	42.3%	43.4%	32.0% — 48.0%
Fixed Income	57.7%	56.6%	54.0% — 66.0%

Total, excluding Terex Common Stock	100.0%	100.0%

The Company plans to contribute approximately $6 to its U.S. defined benefit pension plans in 2006. The Company’s estimated future benefit payments under its U.S. plans are as follows:

Year Ending December 31,	Pension Benefits	Other Benefits

2006	$7.8	$1.4
2007	$8.0	$1.6
2008	$8.2	$1.7
2009	$8.5	$1.7
2010	$8.8	$1.6
2011-2015	$47.0	$6.5

For measurement purposes, a 15.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 4.75 percent for 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total service and interest cost components	5.85%	(4.00)%
Effect on postretirement benefit obligation	4.87%	(3.63)%

The Company’s U.S. postretirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In May 2004, the FASB issued FSP No. 106-2, which superseded FSP No. 106-1. FSP Nos. 106-1 and 106-2 became effective July 1, 2004. FSP No. 106-2 provides guidance to employers that have determined prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The Company’s U.S. postretirement healthcare plans provide for prescription drug benefits for certain participants. The Company has determined that the benefit is actuarially equivalent to Medicare part D and is eligible for the subsidy beginning January 1, 2006. Due to the limited number of participants in the Company’s postretirement healthcare plans affected by the Act, adoption of FSP Nos. 106-1 and 106-2 did not have a material impact on the Company’s financial statements ($0.4 reduction in the accumulated postretirement benefit obligation).

International Plans - The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans.

Back to Contents

The Company uses a December 31 measurement date for its international plans. The liability of the Company’s international plans as of December 31, was as follows:

	Pension Benefits

	2005	2004

Accumulated benefit obligation at end of year	$254.8	$237.9

Change in benefit obligation:
Benefit obligation at beginning of year	$247.8	$207.1
Service cost	4.1	4.0
Interest cost	11.8	11.7
Amendments	7.4	—
Acquisitions	1.3	—
Actuarial (gain) loss	30.2	17.2
Benefits paid	(9.0)	(8.6)
Foreign exchange effect	(29.7)	16.4

Benefit obligation at end of year	263.9	247.8

Change in plan assets:
Fair value of plan assets at beginning of year	76.7	64.5
Actual return on plan assets	16.4	5.9
Employer contribution	9.7	9.8
Employee contribution	0.6
Benefits paid	(9.0)	(8.6)
Foreign exchange effect	(8.9)	5.1

Fair value of plan assets at end of year	85.5	76.7

Funded status	(178.4)	(171.1)
Unrecognized actuarial (gain) loss	47.7	32.8
Unrecognized prior service cost	7.3	(0.1)
Unrecognized transition obligation	—	(0.1)

Net amount recognized	$(123.4)	$(138.5)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability	$(169.4)	$(161.2)
Intangible Asset	7.5	—
Accumulated other comprehensive income (loss)	38.5	22.7

Net amount recognized	$(123.4)	$(138.5)

	Pension Benefits

	2005	2004

The range of assumptions as of December 31:
Discount rate	4.20% - 4.75%	4.75% - 5.50%
Expected return on plan assets	6.50%	2.00% - 6.50%
Rate of compensation increase	2.00% - 4.50%	1.50% - 4.50%

	Pension Benefits

	2005	2004	2003

Components of net periodic cost:
Service cost	$4.1	$4.0	$4.6
Interest cost	11.8	11.7	10.5
Expected return on plan assets	(4.8)	(4.5)	(3.8)
Curtailment loss	—	—	0.3
Employee contributions	(0.6)	—	—
Recognized actuarial loss	0.6	0.3	0.5

Net periodic cost	$11.1	$11.5	$12.1

Back to Contents

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the international defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $263.9, $254.8 and $85.5, respectively, as of December 31, 2005, and $247.8, $237.9 and $76.7, respectively, as of December 31, 2004.

The assumed discount rate reflects the rates at which the pension benefits could effectively be settled. The Company looks at redemption yields of a range of high quality corporate bonds of suitable term in each of the countries specific to the plan.

The methodology used to determine the rate of return on pension plan assets in the foreign plans was based on average rate of earnings on funds invested and to be invested. Based on historical returns and future expectations, the Company believes the investment return assumptions are reasonable. The Company’s strategy with regard to the investments in the pension plan assets is to earn a rate of return sufficient to match or exceed the long term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long term returns on the investment portfolio. This is reviewed by the trustees and varies with each plan.

The asset allocation and target allocation for 2006 for the Company’s international defined benefit pension plans at December 31, 2005 and 2004 is as follows:

	Percentage of Plan Assets at December 31,		Target Allocation

	2005	2004	2006

Equity Securities	90.8%	85.2%	40% - 70%
Fixed Income	9.2%	14.8%	30% - 60%

Total	100.0%	100.0%

The Company plans to contribute approximately $9 to its foreign defined benefit pension plans in 2006. The Company’s estimated future benefit payments under its international defined benefit pension plans are as follows:

Year Ending December 31,

2006	$8.4
2007	$8.9
2008	$9.1
2009	$9.4
2010	$9.8
2011-2015	$60.4

For the Company’s operations in Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on the mandated requirements and government provided inflation factors. The measure of the current obligation is not dependent on the employees’ future service and therefore is measured at current value. This is consistent with Approach 1 of EITF No. 88-01, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan,” which measures the obligation by valuing the benefit to which the employee is entitled based on service to date if the employee separated immediately. The liability related to these plans in Italy as of December 31, was as follows:

	2005	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$4.9	$4.2	$3.2
Service Cost	0.7	0.7	0.6
Benefits paid	(0.6)	(0.4)	(0.2)
Foreign exchange effect	(0.6)	0.4	0.6

Benefit obligation at end of year	$4.4	$4.9	$4.2

Savings Plans

The Company maintains a deferred compensation plan (the “Deferred Compensation Plan”) for participating employees that, prior to January 1, 2004, permitted participants to transfer funds between investment options, one of which is an option to invest in shares of the Company’s Common Stock. It has been the practice of the Deferred Compensation Plan to acquire shares of the Company’s Common Stock from time to time as participants contribute to the Company’s Common Stock fund, in order to eliminate the risk associated with fluctuations in the price of the Company’s Common Stock.

Back to Contents

Due to the ability of the Deferred Compensation Plan participants to transfer their investments between the Deferred Compensation Plan investment options prior to January 1, 2004, the Company had recorded obligations to the Deferred Compensation Plan participants invested in the Company’s Common Stock at the fair value of the Company’s Common Stock (without making a corresponding adjustment for any change in value of the shares of the Company’s Common Stock held by the Deferred Compensation Plan). Effective January 1, 2004, the Deferred Compensation Plan was revised to prohibit transfers between investment options, thereby eliminating the need for adjustments based on the changes in fair value of the Company’s Common Stock.

In addition to the Company’s Deferred Compensation Plan, the Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to a deferred compensation plan is treated in a manner similar to treasury stock and is recorded at cost within stockholders’ equity and totaled $16.1 and $16.5, as of December 31, 2005 and 2004, respectively. The number of shares of the Company’s Common Stock held in a rabbi trust at December 31, 2005 and 2004 totaled 0.7 and 0.8, respectively. As of December 31, 2005 and 2004, the plan obligation for participant deferral in the Company’s Common Stock was classified as additional paid-in capital within stockholders’ equity and totaled $18.5 and $17.8, respectively; the participant deferral in other investment options totaled $6.8 and was recorded within current liabilities ($4.4) and non-current liabilities ($2.4), respectively.

In May 1999, the stockholders approved the Company’s 1999 Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to attract and retain outstanding management to contribute to the long-term goals and success of the Company. The LTIP provides performance based unit awards with the value established by the level and increase of earnings per share attained. The vesting period is a term of five years from the date of the award or attainment of the maximum cumulative value of the units. The obligation related to these awards is recorded in long-term liabilities and was $18.9 and $3.8 as of December 31, 2005 and 2004, respectively.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $23.1, $12.3 and $13.3 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE R – LITIGATION AND CONTINGENCIES

In the Company’s lines of business numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company’s consolidated financial position.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $99.5 at December 31, 2005. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ worker compensation obligations. The Company has recorded liabilities for these contingent obligations representing management’s estimate of the potential losses which the Company might incur.

In the second quarter of 2004, the Company settled an outstanding litigation matter related to the Company’s acquisition of O&K Mining in 1998. In connection with the settlement, the Company recognized a gain of $5.8, which was recorded in Other income (expense) - net in the Consolidated Statement of Income during 2004.

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

Back to Contents

As of December 31, 2005, the Company’s maximum exposure to such credit guarantees is $214.7, including total guarantees issued by Terex Demag and Genie of $162.5 and $25.2, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note L - “Net Investment in Sales-Type Leases,” Genie’s maximum exposure related to residual value guarantees under sales-type leases was $30.8 at December 31, 2005, with total residual value guarantees issued by the Company (including Genie) of $31.1. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2005, the Company’s maximum exposure pursuant to buyback guarantees is $23.2. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $13 for the estimated fair value of all guarantees provided.

NOTE S – RELATED PARTY TRANSACTIONS

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

The Company acquired Genie on September 18, 2002. Prior to the acquisition, Genie, which became part of the Terex Aerial Work Platforms segment, had entered into long-term operating leases for two buildings and a parcel of land with partnerships in which Robert R. Wilkerson, President of the Terex Aerial Work Platforms segment and former president of Genie, is a partner. These leases continued in effect following the acquisition. The buildings are used for office and production purposes, and the land is used for a parking lot. In November 2003, the partnership in which Mr. Wilkerson is a partner sold the properties to an unrelated third party. During 2003, the Company paid a total of approximately $1.9, under these leases. These leases were based on the then-current market rates in effect at the time the leases were executed.

On November 13, 2003, the Company entered into an agreement with FILVER S.A. (“FILVER”), an entity affiliated with Fil Filipov, the President of the Company’s Terex Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FILVER provides consulting services to Terex as assigned by the Chief Executive Officer of Terex, including an initial assignment to assist with the operations of Tatra. The term of the agreement is for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 per year, subject to adjustment based on usage of FILVER’s services and FILVER’s performance (determined at the discretion of the Company), plus reimbursement of certain expenses. During 2005, the Company incurred a total cost of $0.6 under this contract, which includes the consulting fee of $0.5.

During 2004 and 2005, the Company leased equipment to Connecticut Aggregate Inc. (“Con Ag”), an entity affiliated with Kerry O’Sullivan, a former executive officer of the Company. The terms of the agreement between the Company and Con Ag are the standard terms and conditions that the Company uses when it enters into leases of its equipment. As of December 31, 2005, the Company was owed $0.1 from Con Ag. In addition, Con Ag is currently delinquent in its payments owed to the Company.

Back to Contents

From time to time, Terex Equipment Limited, a subsidiary of the Company located in Scotland (“TEL”), made payment of income taxes to the government on behalf of employees generally in connection with the vesting of grants of restricted stock. The employee would then reimburse TEL. Colin Robertson, Executive Vice President Operations for the Company and a former employee of TEL, participated in this practice prior to becoming an executive officer of the Company. In connection with this practice, TEL inadvertently continued to pay taxes for Mr. Robertson in connection with the vesting of grants of restricted stock awarded to him by the Company subsequent to Mr. Robertson becoming an executive officer of the Company. As of December 31, 2004, Mr. Robertson owed TEL $0.2 as a result of taxes paid by TEL on behalf of Mr. Robertson in 2004. As of December 31, 2005, TEL was owed $0.2 from Mr. Robertson. Mr.  Robertson has subsequently repaid all amounts paid on his behalf in full. This inadvertent arrangement constituted a non-permissible extension of credit under Section 402 of the Sarbanes-Oxley Act of 2002, and, accordingly, this arrangement has been terminated with respect to Mr. Robertson effective at the end of 2005.

The Board of Directors is advised in advance of all transactions or agreements with affiliates of the Company, and utilizes such procedures in evaluating their terms and provisions as are appropriate in light of the Board’s fiduciary duties under Delaware law. In addition, the Company has an Audit Committee consisting solely of independent directors. One of the responsibilities of the Audit Committee is to review related party transactions.

NOTE T - BUSINESS SEGMENT INFORMATION

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

The Terex Construction segment designs, manufactures and markets three primary categories of construction equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes), compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers, telehandlers and wheel loaders); and mobile crushing and screening equipment (including jaw crushers, cone crushers, washing systems and trommels). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Finlay, Fuchs, Pegson, Powerscreen, Schaeff and TerexLift.

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

The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products currently are marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King and Morrison.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, screens and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Jaques, O&K, Reedrill, Simplicity and Unit Rig. The Company acquired Terex Mexico on September 7, 2004 and certain assets and liabilities of Reedrill and its affiliates on December 31, 2004. The results of Terex Mexico and Reedrill are included in the Terex Materials Processing & Mining segment since their respective dates of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets, asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross, Tatra and Telelect. Terex also owns much of the North American distr ibution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

Back to Contents

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. In Europe, TFSH, a joint venture of the Company and a European financial institution, assists in the acquisition of all of the Company’s products. On February 14, 2003, the Company acquired Commercial Body and Combatel. On August 28, 2003, the Company acquired an additional 51% of the outstanding shares of Tatra and acquired a controlling interest in ATC. On April 22, 2004, the Company acquired an additional 10% of the outstanding shares of Tatra for a total of 81% ownership. On June 14, 2004, the Company acquired the one-third interest in ATC previously held by Tatra. The results of Commercial Body, Combatel, Tatra and ATC are included in the results of the Terex Roadbuilding, Utility Products and Other segment from their respective dates of acquisition.

On April 1, 2003, the Company changed the composition of its segments when it moved the North American operations of its telehandlers business from the Terex Construction segment to the Terex Aerial Work Platforms segment due to a change in the way the Company’s operating decision makers view the business. The results by segment have been reclassified within the two segments to reflect this change in the Company’s segments.

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

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The Mobile Crushing and Screening Group, consisting of the Powerscreen, Finlay and B.L. Pegson businesses and formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business of TerexLift, formerly part of the Terex Construction Segment, now will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

The Company has no customers which accounted for more than 10% of consolidated sales in 2005. The Company is not dependent upon any single customer. The Company’s largest single customer is United Rentals, Inc. (“United Rentals”). The Company has had a long-standing relationship with United Rentals. The Company’s Chairman, President and Chief Executive Officer served as a director of United Rentals until June 2005.

The results of businesses acquired during 2005, 2004 and 2003 are included from the dates of their respective acquisitions.

Back to Contents

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below:

	Year Ended December 31,

	2005	2004	2003

Sales
Terex Construction	$2,058.0	$1,773.0	$1,350.4
Terex Cranes	1,271.9	1,076.8	1,029.0
Terex Aerial Work Platforms	1,422.5	915.0	643.0
Terex Materials Processing & Mining	867.7	541.4	397.8
Terex Roadbuilding, Utility Products and Other	889.2	801.7	547.2
Eliminations/Corporate	(128.9)	(88.1)	(57.6)

Total	$6,380.4	$5,019.8	$3,909.8

Income (Loss) from Operations
Terex Construction	$87.1	$56.7	$42.9
Terex Cranes	60.2	35.3	9.9
Terex Aerial Work Platforms	179.4	105.7	67.7
Terex Materials Processing & Mining	69.0	30.8	(18.3)
Terex Roadbuilding, Utility Products and Other	10.0	0.9	(27.8)
Eliminations/Corporate	(30.7)	(14.8)	(16.4)

Total	$375.0	$214.6	$58.0

Depreciation and Amortization
Terex Construction	$19.0	$17.3	$22.2
Terex Cranes	16.4	16.5	16.5
Terex Aerial Work Platforms	16.2	18.9	24.5
Terex Materials Processing & Mining	6.7	3.2	3.8
Terex Roadbuilding, Utility Products and Other	13.4	13.6	10.1
Corporate	3.9	4.9	5.6

Total	$75.6	$74.4	$82.7

Capital Expenditures
Terex Construction	$11.5	$12.1	$14.1
Terex Cranes	7.4	6.7	4.0
Terex Aerial Work Platforms	6.8	3.5	2.5
Terex Materials Processing & Mining	5.5	1.8	1.6
Terex Roadbuilding, Utility Products and Other	12.3	10.8	4.4
Corporate	5.1	0.6	0.5

Total	$48.6	$35.5	$27.1

Back to Contents

	December 31,

	2005	2004	2003

Identifiable Assets
Terex Construction	$1,505.0	$1,607.2	$1,433.8
Terex Cranes	937.6	989.4	903.6
Terex Aerial Work Platforms	640.2	556.2	487.0
Terex Materials Processing & Mining	729.6	612.2	575.4
Terex Roadbuilding, Utility Products and Other	529.4	557.0	472.0
Corporate	2,079.1	2,203.5	1,803.7
Eliminations	(2,220.6)	(2,346.4)	(2,121.3)

Total	$4,200.3	$4,179.1	$3,554.2

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below:

	Year Ended December 31,

	2005	2004	2003

Sales
United States	$2,326.5	$1,843.5	$1,533.2
United Kingdom	471.9	542.5	434.2
Germany	383.8	405.8	349.3
Other European countries	1,412.7	1,166.9	958.7
All other	1,785.5	1,061.1	634.4

Total	$6,380.4	$5,019.8	$3,909.8

	December 31,

	2005	2004	2003

Long-lived Assets
United States	$91.9	$93.3	$107.6
United Kingdom	33.9	37.0	39.0
Germany	119.8	146.1	140.3
Other European Countries	62.5	75.5	60.9
All other	21.8	10.7	6.0

Total	$329.9	$362.6	$353.8

The Company attributes sales to unaffiliated customers in different geographical areas on the basis of the location of the customer. Long-lived assets include net fixed assets which can be attributed to the specific geographic regions.

The Company is not dependent upon any single customer.

NOTE U – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. On March 29, 2001, the Company sold and issued $300 aggregate principal amount of the 10-3/8% Notes. On December 17, 2001, the Company sold and issued $200 aggregate principal amount of the 9-1/4% Notes. As of December 31, 2005, the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., The American Crane Corporation, and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes, the 10-3/8% Notes and the 9-1/4% Notes.

Back to Contents

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

Back to Contents

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Net sales	$659.4	$2,339.2	$4,050.9	$(669.1)	$6,380.4
Cost of goods sold	581.7	1,993.6	3,496.2	(669.1)	5,402.4

Gross profit	77.7	345.6	554.7	—	978.0
Selling, general & administrative expenses	(73.9)	(170.5)	(355.3)	—	(599.7)
Goodwill impairment	—	(3.3)	—	—	(3.3)

Income from operations	3.8	171.8	199.4	—	375.0
Interest income	1.2	0.6	4.6	—	6.4
Interest expense	(27.5)	(25.2)	(44.9)	—	(97.6)
Income from subsidiaries	236.1	—	—	(236.1)	—
Other income (expense) – net	25.0	7.9	(26.9)	—	6.0

Income before income taxes	238.6	155.1	132.2	(236.1)	289.8
Provision for income taxes	(50.1)	(0.1)	(51.1)	—	(101.3)

Net income	$188.5	$155.0	$81.1	$(236.1)	$188.5

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Net sales	$395.3	$1,770.6	$3,126.7	$(272.8)	$5,019.8
Cost of goods sold	358.1	1,544.7	2,686.7	(272.8)	4,316.7

Gross profit	37.2	225.9	440.0	—	703.1
Selling, general & administrative expenses	(38.6)	(150.1)	(299.8)	—	(488.5)

Income (loss) from operations	(1.4)	75.8	140.2	—	214.6
Interest income	1.0	(0.7)	4.8	—	5.1
Interest expense	(21.2)	(26.5)	(44.4)	—	(92.1)
Income from subsidiaries	144.7	—	—	(144.7)	—
Other income (expense) - net	(1.2)	0.8	20.2	—	19.8

Income before income taxes	121.9	49.4	120.8	(144.7)	147.4
Benefit from (provision for) income taxes	202.2	(1.1)	(24.4)	—	176.7

Net income	$324.1	$48.3	$96.4	$(144.7)	$324.1

Back to Contents

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Net sales	$292.3	$1,362.5	$2,479.7	$(224.7)	$3,909.8
Cost of goods sold	273.3	1,213.3	2,148.9	(224.7)	3,410.8

Gross profit	19.0	149.2	330.8	—	499.0
Selling, general & administrative expenses	(32.8)	(132.2)	(231.7)	—	(396.7)
Goodwill impairment	(3.7)	(40.6)	—	—	(44.3)

Income (loss) from operations	(17.5)	(23.6)	99.1	—	58.0
Interest income	1.2	3.7	2.2	—	7.1
Interest expense	(32.1)	(24.3)	(43.5)	—	(99.9)
Income from subsidiaries	27.0	—	—	(27.0)	—
Other income (expense) – net	(15.0)	4.7	(5.6)	—	(15.9)

Income (loss) before income taxes	(36.4)	(39.5)	52.2	(27.0)	(50.7)
Benefit from (provision for) income taxes	(190.2)	(2.8)	17.1	—	(175.9)

Net income (loss)	$(226.6)	$(42.3)	$69.3	$(27.0)	$(226.6)

Back to Contents

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Assets
Current assets
Cash and cash equivalents	$228.9	$2.5	$322.2	$—	$553.6
Trade receivables, net of allowance	26.5	234.9	473.6	—	735.0
Intercompany receivables	48.7	168.5	112.6	(329.8)	—
Inventories	121.9	327.8	868.5	—	1,318.2
Other current assets	133.2	20.6	142.9	—	296.7

Total current assets	559.2	754.3	1,919.8	(329.8)	2,903.5
Property, plant & equipment – net	9.8	82.0	238.1	—	329.9
Investment in and advances to (from) subsidiaries	1,085.0	(271.4)	(211.9)	(601.7)	—
Goodwill – net	9.7	254.0	292.0	—	555.7
Other assets – net	(35.7)	145.4	301.5	—	411.2

Total assets	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$13.3	$34.7	$—	$48.1
Trade accounts payable	56.0	244.4	613.0	—	913.4
Intercompany payables	25.9	46.6	257.3	(329.8)	—
Accruals and other current liabilities	81.2	93.4	388.5	—	563.1

Total current liabilities	163.2	397.7	1,293.5	(329.8)	1,524.6
Long-term debt less current portion	265.1	300.1	510.6	—	1,075.8
Other long-term liabilities	38.7	86.6	313.6	—	438.9
Stockholders’ equity	1,161.0	179.9	421.8	(601.7)	1,161.0

Total liabilities and stockholders’ equity	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

Back to Contents

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Assets
Current assets
Cash and cash equivalents	$111.0	$3.5	$304.3	$—	$418.8
Trade receivables, net of allowance	20.2	180.0	483.4	—	683.6
Intercompany receivables	22.6	143.5	41.8	(207.9)	—
Inventories	99.7	307.3	859.6	14.7	1,281.3
Other current assets	91.5	28.5	143.4	—	263.4

Total current assets	345.0	662.8	1,832.5	(193.2)	2,647.1
Property, plant & equipment – net	3.8	89.0	269.8	—	362.6
Investment in and advances to (from) subsidiaries	1,177.3	(409.4)	(550.6)	(217.3)	—
Goodwill – net	11.6	233.4	422.1	—	667.1
Other assets – net	76.7	172.3	253.3	—	502.3

Total assets	$1,614.4	$748.1	$2,227.1	$(410.5)	$4,179.1

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.2	$26.0	$58.4	$—	$84.6
Trade accounts payable	52.8	183.5	659.5	—	895.8
Intercompany payables	36.2	47.4	124.3	(207.9)	—
Accruals and other current liabilities	97.8	85.8	365.5	—	549.1

Total current liabilities	187.0	342.7	1,207.7	(207.9)	1,529.5
Long-term debt less current portion	271.9	311.7	530.6	—	1,114.2
Other long-term liabilities	20.3	68.8	311.1	—	400.2
Stockholders’ equity	1,135.2	24.9	177.7	(202.6)	1,135.2

Total liabilities and stockholders’ equity	$1,614.4	$748.1	$2,227.1	$(410.5)	$4,179.1

Back to Contents

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Net cash provided by operating activities	$118.6	$38.2	$116.6	$—	$273.4

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(5.1)	—	(5.1)
Capital expenditures	(5.1)	(16.1)	(27.4)	—	(48.6)
Investments in and advances to affliates	—	—	(4.6)	—	(4.6)
Proceeds from sale of assets	—	—	1.6	—	1.6

Net cash used in investing activities	(5.1)	(16.1)	(35.5)	—	(56.7)

Cash flows from financing activities:
Net repayments under revolving line of credit agreements	(0.7)	(11.4)	(23.4)	—	(35.5)
Proceeds from stock options exercised	5.1	—	—	—	5.1
Other	—	(11.7)	(6.9)	—	(18.6)

Net cash provided by (used in) financing activities	4.4	(23.1)	(30.3)	—	(49.0)

Effect of exchange rates on cash and cash equivalents	—	—	(32.9)	—	(32.9)

Net increase in cash and cash equivalents	117.9	(1.0)	17.9	—	134.8
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	—	418.8

Cash and cash equivalents, end of period	$228.9	$2.5	$322.2	$—	$553.6

Back to Contents

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$(44.1)	$147.7	$61.0	$—	$164.6

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(1.5)	(35.1)	(21.4)	—	(58.0)
Capital expenditures	(1.3)	(8.9)	(25.3)	—	(35.5)
Investments in and advances to affiliates	—	—	(0.7)	—	(0.7)
Proceeds from sale of assets	—	1.8	30.6	—	32.4

Net cash used in investing activities	(2.8)	(42.2)	(16.8)	—	(61.8)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(77.9)	(69.1)	—	(147.0)
Net repayments under revolving line of credit agreements	—	(4.6)	(10.8)	—	(15.4)
Proceeds from stock options exercised	9.2	—	—	—	9.2
Other	—	(22.3)	5.4	—	(16.9)

Net cash provided by (used in) financing activities	9.2	(104.8)	(74.5)	—	(170.1)

Effect of exchange rates on cash and cash equivalents	—	—	18.6	—	18.6

Net (decrease) increase in cash and cash equivalents	(37.7)	0.7	(11.7)	—	(48.7)
Cash and cash equivalents, beginning of period	148.7	2.8	316.0	—	467.5

Cash and cash equivalents, end of period	$111.0	$3.5	$304.3	$—	$418.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(IN MILLIONS)

	TEREX CORPORATION	WHOLLY- OWNED GUARANTORS	NON- GUARANTOR SUBSIDIARIES	INTERCOMPANY ELIMINATIONS	CONSOLIDATED

Net cash provided by (used in) operating activities	$20.2	$(0.5)	$361.6	$—	$381.3

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(7.9)	1.2	—	(6.7)
Capital expenditures	(0.9)	(6.4)	(19.8)	—	(27.1)
Investments in and advances to affiliates	—	—	(1.0)	—	(1.0)
Proceeds from sale of assets	—	1.6	4.5	—	6.1

Net cash used in investing activities	(0.9)	(12.7)	(15.1)	—	(28.7)

Cash flows from financing activities:
Principal repayments of long-term debt	(53.0)	(15.6)	(385.9)	—	(454.5)
Proceeds from issuance of long-term debt, net of issuance costs	49.3	46.5	194.6	—	290.4
Net repayments under revolving line of credit agreements	—	(1.7)	(63.3)	—	(65.0)
Proceeds from stock options exercised	2.8	—	—	—	2.8
Payment of premium on early retirement of debt	(3.7)	(1.4)	(6.0)	—	(11.1)
Other	—	(18.0)	(11.4)	—	(29.4)

Net cash provided by (used in) financing activities	(4.6)	9.8	(272.0)	—	(266.8)

Effect of exchange rates on cash and cash equivalents	—	—	29.5	—	29.5

Net (decrease) increase in cash and cash equivalents	14.7	(3.4)	104.0	—	115.3
Cash and cash equivalents, beginning of period	134.0	6.2	212.0	—	352.2

Cash and cash equivalents, end of period	$148.7	$2.8	$316.0	$—	$467.5

Back to Contents

NOTE V – SUBSEQUENT EVENTS

Effective January 1, 2006, Terex realigned certain operations in an effort to strengthen service to customers and to recognize certain organizational efficiencies. The Mobile Crushing and Screening Group, formerly part of the Terex Construction Segment, will be consolidated within the Terex Materials Processing & Mining Segment from January 1, 2006. The European telehandlers business, formerly part of the Terex Construction Segment, will be part of the Terex Aerial Work Platforms Segment from January 1, 2006. The segment disclosures included herein do not reflect this realignment. Terex will be presenting segment reporting effective January 1, 2006 giving effect to this reorganization.

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

On April 4, 2006, the Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”) for approximately $25. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane will be included in the Terex Cranes segment from their date of acquisition.

Back to Contents

TEREX CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions

	Balance Beginning of Year	Charges to Earnings (3)	Other (1)	Deductions (2)	Balance End of Year

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$52.3	$26.5	$(15.0)	$(15.1)	$48.7
Reserve for excess and obsolete inventory	73.2	42.0	(8.8)	(26.5)	79.9
Valuation allowances for deferred tax assets	222.6	(13.6)	(96.7)	—	112.3

Totals	$348.1	$54.9	$(120.5)	$(41.6)	$240.9

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$38.3	$20.1	$0.5	$(6.6)	$52.3
Reserve for excess and obsolete inventory	59.9	40.1	4.6	(31.4)	73.2
Valuation allowances for deferred tax assets	434.5	(224.2)	12.3	—	222.6

Totals	$532.7	$(164.0)	$17.4	$(38.0)	$348.1

Year ended December 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$19.9	$32.7	$0.9	$(15.2)	$38.3
Reserve for excess and obsolete inventory	37.1	52.8	7.8	(37.8)	59.9
Valuation allowances for deferred tax assets	190.4	192.1	52.0	—	434.5

Totals	$247.4	$277.6	$60.7	$(53.0)	$532.7

______________
(1)	Primarily represents the impact of foreign currency exchange and release of valuation allowance initially recorded in goodwill.
(2)	Primarily represents the utilization of established reserves, net of recoveries.
(3)	The valuation allowance recorded in 2003 for U.S. deferred tax assets is reversed in 2004 and represents substantially all of the activity in those two years.