Form 10-Q
period 2006-03-31
TEREX CORP
filed 2006-05-31
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Number of outstanding shares of common stock: 50.2 million as of May 23, 2006.

The Exhibit Index begins on page 42.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of March 31, 2006, unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2006 (the “Guarantors”) of the Company’s $300 million principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”), $300 million principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”), and $200 million principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). See Note R to the Company’s March 31, 2006 Condensed Consolidated Financial Statements included in this Quarterly Report.

State or other jurisdiction of		I.R.S. employer
Guarantor	incorporation or organization	identification number
Amida Industries, Inc.	South Carolina	57-0531390
Benford America, Inc.	Delaware	76-0522879
BL-Pegson USA, Inc.	Connecticut	31-1629830
Cedarapids, Inc.	Iowa	42-0332910
CMI Dakota Company	South Dakota	46-0440642
CMI Terex Corporation	Oklahoma	73-0519810
CMIOIL Corporation	Oklahoma	73-1125438
Finlay Hydrascreen USA, Inc.	New Jersey	22-2776883
Fuchs Terex, Inc.	Delaware	06-1570294
Genie Access Services, Inc.	Washington	91-2073567
Genie China, Inc.	Washington	91-1973009
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Koehring Cranes, Inc.	Delaware	06-1423888
O & K Orenstein & Koppel, Inc.	Delaware	58-2084520
Payhauler Corp.	Illinois	36-3195008
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
PPM Cranes, Inc.	Delaware	39-1611683
Royer Industries, Inc.	Pennsylvania	24-0708630
Schaeff Incorporated	Iowa	42-1097891
Spinnaker Insurance Company	Vermont	03-0372517
Standard Havens, Inc.	Delaware	43-0913249
Standard Havens Products, Inc.	Delaware	43-1435208
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Cranes, Inc.	Delaware	06-1513089
Terex Cranes Wilmington, Inc.	North Carolina	56-1570091
Terex Financial Services, Inc.	Delaware	45-0497096
Terex Mining Equipment, Inc.	Delaware	06-1503634
Terex Utilities, Inc.	Delaware	04-3711918
Terex Utilities South, Inc.	Delaware	74-3075523
Terex-RO Corporation	Kansas	44-0565380
Terex-Telelect, Inc.	Delaware	41-1603748
Utility Equipment, Inc.	Oregon	93-0557703

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2006	2005

Net sales	$1,749.2	$1,451.1
Cost of goods sold	1,433.9	1,244.9

Gross profit	315.3	206.2
Selling, general and administrative expenses	(170.5)	(134.7)

Income from operations	144.8	71.5
Other income (expense)
Interest income	1.9	2.0
Interest expense	(24.7)	(23.6)
Other income (expense) – net	1.5	(2.7)

Income before income taxes	123.5	47.2
Provision for income taxes	(44.7)	(16.6)
Net income	$78.8	$30.6
Per common share
Basic	$1.58	$0.62

Diluted	$1.54	$0.60

Weighted average number of shares outstanding in per share calculation
Basic	49.9	49.5
Diluted	51.2	51.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

March 31, 2006		December 31, 2005
Assets
Current assets
Cash and cash equivalents	$506.9	$553.6
Trade receivables (net of allowance of $51.2 at March 31, 2006 and $48.7 at December 31, 2005)	897.9	735.0
Inventories	1,435.5	1,318.2
Deferred taxes	159.9	172.8
Other current assets	124.2	123.9
Total current assets	3,124.4	2,903.5
Long-term assets
Property, plant and equipment - net	340.6	329.9
Goodwill	561.7	555.7
Deferred taxes	161.6	159.8
Other assets	253.0	251.4

Total assets	$4,441.3	$4,200.3
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$52.0	$48.1
Trade accounts payable	992.8	913.4
Accrued compensation and benefits	143.0	133.3
Accrued warranties and product liability	85.0	82.8
Other current liabilities	368.5	347.0
Total current liabilities	1,641.3	1,524.6
Non-current liabilities
Long-term debt, less current portion	1,070.3	1,075.8
Other	455.6	438.9
Total liabilities	3,167.2	3,039.3
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 51.4 and 51.3 shares at March 31, 2006 and December 31, 2005, respectively	0.5	0.5
Additional paid-in capital	874.6	861.9
Retained earnings	386.2	307.4
Accumulated other comprehensive income	47.9	26.2
Less cost of shares of common stock in treasury – 1.8 shares at March 31, 2006 and 2.0 shares at December 31, 2005	(35.1)	(35.0)
Total stockholders’ equity	1,274.1	1,161.0

Total liabilities and stockholders’ equity	$4,441.3	$4,200.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income	$78.8	$30.6
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	15.5	15.2
Amortization	3.2	3.4
(Gain) loss on sale of fixed assets	(0.6)	0.1
Stock-based compensation	13.7	2.2
Excess tax benefit from stock-based compensation	(4.9)	-
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	(149.6)	(120.4)
Inventories	(92.6)	(109.1)
Trade accounts payable	65.3	66.7
Accrued compensation and benefits	8.0	6.0
Income taxes payable	7.0	18.3
Other, net	35.0	2.5
Net cash used in operating activities	(21.2)	(84.5)
Investing Activities
Acquisition of businesses, net of cash acquired	(15.2)	(0.1)
Capital expenditures	(14.1)	(8.1)
Investments in and advances to affiliates	(3.4)	(3.5)
Net cash used in investing activities	(32.7)	(11.7)
Financing Activities
Proceeds from stock options exercised	-	0.7
Excess tax benefit from stock-based compensation	4.9	-
Net repayments under revolving line of credit agreements	(1.5)	(16.0)
Other, net	(0.9)	(11.2)
Net cash provided by (used in) financing activities	2.5	(26.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.7	(9.8)
Net Decrease in Cash and Cash Equivalents	(46.7)	(132.5)
Cash and Cash Equivalents at Beginning of Period	553.6	418.8
Cash and Cash Equivalents at End of Period	$506.9	$286.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation and its majority owned subsidiaries (“Terex” or the “Company”). All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Cash and cash equivalents at March 31, 2006 and December 31, 2005 include $1.8 and $1.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation, including the segment realignment discussed below.

On January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, is now consolidated within the Terex Materials Processing & Mining Segment. The European telehandlers business, formerly part of the Terex Construction Segment, is now part of the Terex Aerial Work Platforms Segment.

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. The Company adopted this accounting standard on January 1, 2006. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance on SFAS No. 123R. SAB 107 does not change the accounting required by SFAS No. 123R. The Company adopted this accounting standard on January 1, 2006. The Company used the modified prospective method for its transition to this accounting standard. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted this accounting standard on January 1, 2006. Adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. The Company adopted this EITF on January 1, 2006. Adoption of EITF No. 05-5 did not have a material impact on the Company’s financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at March 31, 2006 and December 31, 2005.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in other non-current liabilities. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

Three Months Ended March 31, 2006
Balance at beginning of period	$87.9
Accruals for warranties issued during the period	24.6
Changes in estimates	1.0
Settlements during the period	(23.3)
Foreign exchange effect/other	4.7
Balance at end of period	$94.9

NOTE B – ACQUISITIONS

On January 24, 2006, the Company acquired Halco Holdings Limited and its affiliates (“Halco”) for approximately 8.4 British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. Operating results of Halco are included in the Terex Materials Processing & Mining Segment from the date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited to produce high capacity surface mining trucks in China. Terex owns a 50% interest in this joint venture, Terex NHL Mining Equipment Company Ltd. (“Terex NHL”), a company incorporated under the laws of China.

NOTE C – GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company’s reportable segments.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Construction	Terex Cranes	Terex Aerial Work Platforms	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2005	$85.9	$97.2	$85.0	$199.4	$88.2	$555.7

Acquisitions	-	-	-	2.0	-	2.0
Foreign exchange effect and other	1.0	0.8	0.6	1.6	-	4.0

Balance at March 31, 2006	$86.9	$98.0	$85.6	$203.0	$88.2	$561.7

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

Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings as offsets to changes in fair value of exposures being hedged. The change in fair value of derivatives designated as cash flow hedges are deferred in Accumulated other comprehensive income (loss) and are recognized in earnings as hedged transactions occur. Transactions deemed ineffective are recognized in earnings immediately.

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency primarily in Cost of goods sold. In the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company has entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At March 31, 2006, the Company had $200.0 notional amount of an interest rate swap agreement outstanding, which matures in 2014. The fair market value of this swap at March 31, 2006 was a net loss of $8.4, which is recorded in Other non-current liabilities. This swap agreement has been designated as, and is effective as, a fair value hedge of an outstanding debt instrument. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with a 2011 maturity that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. This gain was recorded as an adjustment to the carrying value of the hedged debt and is being amortized through the debt maturity date. The unamortized amount of this gain remaining at March 31, 2006 is $3.3. This unamortized gain of $3.3, when combined with the market value of the swap agreement held at March 31, 2006 of $8.4, results in a $5.1 addition to the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At March 31, 2006, the Company had $486.4 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2007. The fair market value of these swaps at March 31, 2006 was a net loss of $1.0. At March 31, 2006, $469.5 notional amount ($0.9 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during the three months ended March 31, 2006 and 2005, the Company recorded the change in fair value to Accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from Accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings.

At March 31, 2006, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $2.1 and as a liability of $11.2.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$(3.0)	$2.6
Additional gains (losses)	(0.1)	0.2
Amounts reclassified to earnings	2.5	(2.8)
Balance at end of period	$(0.6)	$-

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income (loss) as of March 31, 2006 expected to be reclassified into earnings in the next twelve months is $0.6.

NOTE E - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends and a decrease in the Company’s acquisition activity, the Company initiated fewer restructuring programs in 2005 than it had in previous years, as the Company’s facilities were generally operating at satisfactory capacity levels. In response to changing market demand and to optimize facility utilization, the Company initiated the restructuring programs described below. For further information on restructuring programs, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

There have been no material changes relative to the initial plans established by the Company for restructuring activities discussed below. The Company does not believe these restructuring activities by themselves will have an adverse impact on the Company’s ability to meet customer requirements for the Company’s products.

2005 Programs

During the first quarter of 2005, the Company recorded a $0.2 charge in Cost of goods sold for its Terex Utilities West and Terex Utilities South businesses (part of the Terex Roadbuilding, Utility Products and Other segment). This charge is for the closure and consolidation of several sales and service facilities. The Company implemented this restructuring program to better utilize its field service personnel in order to provide more efficient and improved service to its customers. The program is expected to generate net cash savings of $1.1 annually when fully implemented and will result in a headcount reduction of 13 employees. The program was completed by December 31, 2005.

In the fourth quarter of 2005, the Company recorded a charge of $0.3 in Selling, general and administrative expenses for its Unit Rig business (part of the Terex Materials Processing & Mining segment). During the first quarter of 2006, the Company recorded an additional charge of $0.6 in Selling, general and administrative expenses related to additional employee costs for the program. These charges are for the consolidation of Unit Rig’s corporate facilities. The Company implemented this restructuring program to combine the strength of two of its mining businesses to improve after-market support. The program is expected to generate net cash savings of $0.7 annually when implemented and will result in a headcount reduction of 16 employees. The net cash impact of the program is expected to be $2.9, excluding any proceeds received from the sale of the Unit Rig facility in Tulsa, Oklahoma. This program is projected to be completed by June 30, 2006.

The following table sets forth the components and status of the restructuring charges recorded in the three months ended March 31, 2006 that related to productivity and business rationalization:

Employee Termination Costs
Accrued restructuring charges at December 31, 2005	$0.3
Restructuring charges	0.6
Accrued restructuring charges at March 31, 2006	$0.9

In the aggregate, the restructuring charges described above incurred during the three months ended March 31, 2006 and 2005 were included in Selling, general and administrative expenses and Cost of goods sold ($0.6 and $0.2), respectively.

During the first quarter of 2006, the Company recorded an additional $0.2 of charges in Cost of goods sold related to programs commenced in prior years. These period charges related to inventory write-downs and were consistent with the initial restructuring plans established by the Company.

NOTE F - INVENTORIES

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Finished equipment	$454.3	$440.8
Replacement parts	329.9	314.8
Work-in-process	285.0	243.5
Raw materials and supplies	366.3	319.1
Inventories	$1,435.5	$1,318.2

Reserves for excess and obsolete inventory were $87.9 and $79.9 at March 31, 2006 and December 31, 2005, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2006	December 31, 2005
Property	$51.2	$50.2
Plant	229.7	217.4
Equipment	332.4	311.8
	613.3	579.4
Less: Accumulated depreciation	(272.7)	(249.5)
Net property, plant and equipment	$340.6	$329.9

NOTE H - INVESTMENT IN JOINT VENTURE

The Company owns a forty percent (40%) interest in the joint venture, Terex Financial Services Holding B.V. (“TFSH”). A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

As of March 31, 2006, TFSH had total assets of $392, consisting primarily of financing receivables and lease related equipment, and total liabilities of $353, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2006, the maximum exposure to loss under these guarantees was $29. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE I - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $91 at March 31, 2006 and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment depreciates on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

During 2005 and 2006, Genie Industries, Inc. and its affiliates (“Genie”), subsidiaries of the Company, entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $21.8 credit risk and a $29.9 residual value risk at March 31, 2006.

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

NOTE K - EARNINGS PER SHARE
	Three Months Ended March 31, (in millions, except per share data)
	2006			2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$78.8	49.9	$1.58	$30.6	49.5	$0.62

Effect of dilutive securities:
Stock options and restricted stock awards	-	1.3		-	1.5
Net income	$78.8	51.2	$1.54	$30.6	51.0	$0.60

There were no options outstanding excluded from the computation of diluted shares for the three months ended March 31, 2006. Options to purchase 6 thousand shares of Terex common stock, par value $.01 (“Common Stock”) were outstanding during the three months ended March 31, 2005, but were not included in the computation of diluted shares. These options were excluded because the exercise price of these options was greater than the average market price of the Common Stock during the period and, therefore, the effect would be anti-dilutive.

NOTE L – INCOME TAXES

The effective tax rate for the three months ended March 31, 2006 was 36.2%, as compared to an effective rate of 35.2% for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 was substantially unchanged from the same quarter in the prior year.

NOTE M – STOCKHOLDERS’ EQUITY

Total non-stockholder changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, minimum pension liability adjustments, deferred gains and losses resulting from derivative hedging transactions and deferred gains and losses resulting from debt and equity securities classified as available for sale. Total non-stockholder changes in equity were as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$78.8	$30.6
Other comprehensive income (loss):
Pension liability adjustment	(0.5)	0.4
Translation adjustment	19.8	(54.3)
Derivative hedging adjustment	2.4	(2.6)
Comprehensive income (loss)	$100.5	$(25.9)

NOTE N – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of all stock-based payments in the financial statements based on the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Accordingly, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The prior period’s stock-based compensation is presented on a pro-forma basis as shown in the table below:

For the Three Months Ended March 31, 2005
Reported net income	$30.6

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.4

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2.4)

Pro forma net income	$29.6

Per common share:
Basic:
Reported net income	$0.62
Pro forma net income	$0.60

Diluted:
Reported net income	$0.60
Pro forma net income	$0.58

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 3.5 million shares to 6.0 million shares. As of March 31, 2006, 2.7 million shares were available for grant under the 2000 Plan.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. As of March 31, 2006, 0.2 million shares were available for grant under the 1996 Plan.

In 1995, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the “1994 Plan”) covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. In accordance with the terms of the 1994 Plan, no additional stock is available for grant under the 1994 Plan at March 31, 2006, since grants under the 1994 Plan could only be made within ten years of the date of the 1994 Plan’s adoption.

Substantially all stock option grants under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

In the first quarter of 2006, the Company recorded compensation expense related to stock options of $1.7 resulting from the adoption of SFAS No. 123R which had the following effects:

Three Months ended March 31, 2006
Decrease in income from operations	$1.7
Decrease in income before income taxes	$1.7
Decrease in net income	$1.5
Decrease in earnings per share, basic	$0.03
Decrease in earnings per share, diluted	$0.03

There were no stock options exercised in the first quarter of 2006. As of March 31, 2006, unrecognized compensation costs related to stock options totaled approximately $6.8, which will be expensed over a weighted average period of 2.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management uses the Black-Scholes option valuation model to provide their estimate of the fair value of its employee stock options.

There were no stock options granted in the three months ended March 31, 2006. The fair value of the options granted in the three months ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions included in the following table:

For the Three Months Ended March 31, 2005
Dividend yields	0.00%
Expected Volatility	50.22%
Risk-free interest rates	3.74%
Expected life (in years)	5.7
Weighted average fair value at date of grant for options granted (per share)	$23.58
Total intrinsic value of options exercised	$1.0

The expected life of stock options is the period of time the stock options are expected to be outstanding. This is estimated based on the Company’s historical patterns of exercise data. Expected volatility is based on the historical price volatility of the Company’s common stock over the expected life of the option. The risk free interest rate represents the U.S. Treasury security yields at the time of grant for the expected life of the related stock options. No dividend yield was incorporated in the calculation of fair value as the Company has not historically paid dividends and, at the time of the grant for the options currently outstanding, dividends were not expected to be paid over the life of the options granted.

The following table is a summary of stock options under all of the Company’s plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,855,766	$19.98
Granted	-	$0.00
Exercised	-	$0.00
Canceled or expired	(1,588)	$28.21
Outstanding at March 31, 2006	1,854,178	$19.98	5.2	$109.9
Exercisable at March 31, 2006	1,490,239	$19.09	4.7	$89.6

Substantially all restricted stock awards under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant. As of March 31, 2006, unrecognized compensation costs related to restricted stock totaled approximately $7.7, which will be expensed over a weighted average period of 1.9 years. There were no restricted stock awards granted in the three months ended March 31, 2006. The weighted average fair value at date of grant for restricted stock awards was $45.78 for the three months ended March 31, 2005. The total fair value of shares vested for restricted stock awards was $3.5 and $3.8 for the three months ended March 31, 2006 and 2005, respectively.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	453,477	$27.77
Granted	-	$0.00
Vested	(129,312)	$26.68
Canceled or expired	(7,652)	$23.44
Nonvested at March 31, 2006	316,513	$28.30

Compensation expense recognized under all stock-based compensation arrangements was $14.3 and $2.1 for the three months ended March 31, 2006 and 2005, respectively. The stock-based compensation expense was included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The related tax benefit was $4.2 and $0.7 for the three months ended March 31, 2006 and 2005, respectively.

NOTE O - LITIGATION AND CONTINGENCIES

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

The Company’s outstanding letters of credit totaled $101.0 at March 31, 2006. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2006, the Company’s maximum exposure to such credit guarantees was $212.6, including total guarantees issued by Terex Demag, part of the Terex Cranes segment, and Genie, part of the Terex Aerial Work Platforms segment, of $163.0 and $21.8, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note J – “Net Investment in Sales-Type Leases,” Genie’s maximum exposure related to residual value guarantees under sales-type leases was $29.9 at March 31, 2006, with total residual value guarantees issued by the Company (including Genie) of $30.2. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2006, the Company’s maximum exposure pursuant to buyback guarantees was $23.0. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $14 for the estimated fair value of all guarantees provided as of March 31, 2006.

NOTE P - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2006, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plans covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plans for salaried employees was frozen on or before October 15, 2000, and no participants will be credited with service following such dates except that participants not fully vested were credited with service for purposes of determining vesting only. The benefits for the plans covering hourly employees are based primarily on years of service and a flat dollar amount per year of service. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Terex Corporation. The Company provides post-employment health benefits for certain employees at its Cedarapids and Simplicity Engineering operations.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$0.4	$0.3	$0.1	$0.1
Interest cost	1.8	1.8	0.2	0.2
Expected return on plan assets	(2.0)	(2.0)	-	-
Amortization of prior service cost	0.3	0.2	-	-
Recognized actuarial loss	0.6	0.5	0.1	0.1
Net periodic cost	$1.1	$0.8	$0.4	$0.4

The Company plans to contribute approximately $6 to its U.S. defined benefit pension plans in 2006. During the three months ended March 31, 2006, the Company contributed $0.5 to its U.S. defined benefit pension plans.

International Plans – The Company maintains defined benefit plans in Germany, France, Ireland and the United Kingdom for some of its subsidiaries. The plans in Germany and France are unfunded plans.

	Pension Benefits
	Three Months Ended March 31,
	2006	2005
Components of net periodic cost:
Service cost	$1.3	$1.0
Interest cost	3.1	3.2
Expected return on plan assets	(1.3)	(1.2)
Amortization of prior service cost	0.2	-
Recognized actuarial loss	0.3	0.1
Net periodic cost	$3.6	$3.1

The Company plans to contribute approximately $12 to its international defined benefit pension plans in 2006. During the three months ended March 31, 2006, the Company contributed $2.8 to its international defined benefit pension plans.

NOTE Q - BUSINESS SEGMENT INFORMATION

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

The Terex Construction segment designs, manufactures and markets two primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes) and compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers and wheel loaders). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Fuchs and Schaeff.

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

The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King, Morrison and TerexLift.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Finlay, Jaques, O&K, Pegson, Powerscreen, Reedrill, Simplicity and Unit Rig. The Company acquired Halco on January 24, 2006 and Terex NHL on March 9, 2006.

The results of Halco and Terex NHL are included in the Terex Materials Processing & Mining segment since their acquisition.

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

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three months ended March 31, 2006 and 2005. Business segment information is presented below:

	Three Months Ended March 31,
	2006	2005
Net Sales
Terex Construction	$333.5	$332.1
Terex Cranes	368.7	298.8
Terex Aerial Work Platforms	458.5	308.0
Terex Materials Processing & Mining	380.9	315.7
Terex Roadbuilding, Utility Products and Other	234.3	219.2
Eliminations/Corporate	(26.7)	(22.7)
Total	$1,749.2	$1,451.1

Income from Operations
Terex Construction	$3.0	$7.1
Terex Cranes	26.0	5.2
Terex Aerial Work Platforms	79.9	29.4
Terex Materials Processing & Mining	41.0	19.9
Terex Roadbuilding, Utility Products and Other	10.4	11.4
Eliminations/Corporate	(15.5)	(1.5)
Total	$144.8	$71.5

	March 31, 2006	December 31, 2005
Identifiable Assets
Terex Construction	$1,136.7	$1,047.5
Terex Cranes	973.0	937.6
Terex Aerial Work Platforms	817.3	696.7
Terex Materials Processing & Mining	1,493.6	1,363.0
Terex Roadbuilding, Utility Products and Other	555.5	529.4
Corporate	1,981.1	2,079.1
Eliminations	(2,515.9)	(2,453.0)
Total	$4,441.3	$4,200.3

NOTE R - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). As of March 31, 2005, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$169.5	$687.0	$1,079.3	$(186.6)	$1,749.2
Cost of goods sold	150.6	570.9	899.0	(186.6)	1,433.9
Gross profit	18.9	116.1	180.3	-	315.3
Selling, general & administrative expenses	(23.5)	(50.7)	(96.3)	-	(170.5)
Income (loss) from operations	(4.6)	65.4	84.0	-	144.8
Interest income	0.3	-	1.6	-	1.9
Interest expense	(7.2)	(6.4)	(11.1)	-	(24.7)
Income from subsidiaries	126.0	-	-	(126.0)	-
Other income (expense) - net	3.9	2.5	(4.9)	-	1.5
Income before income taxes	118.4	61.5	69.6	(126.0)	123.5
Provision for income taxes	(39.6)	-	(5.1)	-	(44.7)
Net income	$78.8	$61.5	$64.5	$(126.0)	$78.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$145.8	$503.2	$927.7	$(125.6)	$1,451.1
Cost of goods sold	132.3	444.7	793.5	(125.6)	1,244.9
Gross profit	13.5	58.5	134.2	-	206.2
Selling, general & administrative expenses	(10.6)	(43.2)	(80.9)	-	(134.7)
Income from operations	2.9	15.3	53.3	-	71.5
Interest income	0.3	0.2	1.5	-	2.0
Interest expense	(6.6)	(6.2)	(10.8)	-	(23.6)
Income from subsidiaries	35.8	-	-	(35.8)	-
Other income (expense) - net	(0.2)	0.5	(3.0)	-	(2.7)
Income before income taxes	32.2	9.8	41.0	(35.8)	47.2
Provision for income taxes	(1.6)	(0.9)	(14.1)	-	(16.6)
Net income	$30.6	$8.9	$26.9	$(35.8)	$30.6

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2006

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$140.3	$4.3	$362.3	$-	$506.9
Trade receivables - net	33.5	303.7	560.7	-	897.9
Intercompany receivables	54.6	39.6	114.7	(208.9)	-
Net inventories	130.2	354.4	950.9	-	1,435.5
Other current assets	123.5	21.5	139.1	-	284.1
Total current assets	482.1	723.5	2,127.7	(208.9)	3,124.4
Property, plant & equipment - net	14.7	81.7	244.2	-	340.6
Investment in and advances to (from) subsidiaries	1,351.6	(323.3)	(320.4)	(707.9)	-
Goodwill - net	9.7	254.0	298.0	-	561.7
Other assets - net	(67.1)	178.3	303.4	-	414.6

Total assets	$1,791.0	$914.2	$2,652.9	$(916.8)	$4,441.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$12.3	$39.6	$-	$52.0
Trade accounts payable	86.8	253.4	652.6	-	992.8
Intercompany payables	39.9	(84.3)	253.3	(208.9)	-
Accruals and other current liabilities	76.8	108.7	411.0	-	596.5
Total current liabilities	203.6	290.1	1,356.5	(208.9)	1,641.3
Long-term debt, less current portion	260.5	299.8	510.0	-	1,070.3
Other long-term liabilities	52.8	82.9	319.9	-	455.6
Stockholders’ equity	1,274.1	241.4	466.5	(707.9)	1,274.1

Total liabilities and stockholders’ equity	$1,791.0	$914.2	$2,652.9	$(916.8)	$4,441.3

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$228.9	$2.5	$322.2	$-	$553.6
Trade receivables - net	26.5	234.9	473.6	-	735.0
Intercompany receivables	48.7	168.5	112.6	(329.8)	-
Inventories	121.9	327.8	868.5	-	1,318.2
Other current assets	133.2	20.6	142.9	-	296.7
Total current assets	559.2	754.3	1,919.8	(329.8)	2,903.5
Property, plant & equipment – net	9.8	82.0	238.1	-	329.9
Investment in and advances to (from) subsidiaries	1,085.0	(271.4)	(211.9)	(601.7)	-
Goodwill – net	9.7	254.0	292.0	-	555.7
Other assets – net	(35.7)	145.4	301.5	-	411.2

Total assets	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$13.3	$34.7	$-	$48.1
Trade accounts payable	56.0	244.4	613.0	-	913.4
Intercompany payables	25.9	46.6	257.3	(329.8)	-
Accruals and other current liabilities	81.2	93.4	388.5	-	563.1
Total current liabilities	163.2	397.7	1,293.5	(329.8)	1,524.6
Long-term debt less current portion	265.1	300.1	510.6	-	1,075.8
Other long-term liabilities	38.7	86.6	313.6	-	438.9
Stockholders’ equity	1,161.0	179.9	421.8	(601.7)	1,161.0

Total liabilities and stockholders’ equity	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(90.1)	$7.2	$61.7	$-	$(21.2)
Cash flows from investing activities
Acquisition of business, net of cash acquired	-	-	(15.2)	-	(15.2)
Capital expenditures	(2.8)	(4.5)	(6.8)	-	(14.1)
Investments in and advances to affiliates	-	-	(3.4)	-	(3.4)
Net cash used in investing activities	(2.8)	(4.5)	(25.4)	-	(32.7)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	4.9	-	-	-	4.9
Net borrowings (repayments) under revolving line of credit agreements	(0.6)	(0.9)	-	-	(1.5)
Other	-	-	(0.9)	-	(0.9)
Net cash provided by (used in) financing activities	4.3	(0.9)	(0.9)	-	2.5
Effect of exchange rates on cash and cash equivalents	-	-	4.7	-	4.7
Net (decrease) increase in cash and cash equivalents	(88.6)	1.8	40.1	-	(46.7)
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	-	553.6
Cash and cash equivalents, end of period	$140.3	$4.3	$362.3	$-	$506.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(83.8)	$12.6	$(13.3)	$-	$(84.5)
Cash flows from investing activities
Acquisition of business, net of cash acquired	-	-	(0.1)	-	(0.1)
Capital expenditures	(0.5)	(2.4)	(5.2)	-	(8.1)
Investments in and advances to affiliates	-	-	(3.5)	-	(3.5)
Net cash used in investing activities	(0.5)	(2.4)	(8.8)	-	(11.7)
Cash flows from financing activities
Proceeds from stock options exercised	0.7	-	-	-	0.7
Net borrowings (repayments) under revolving line of credit agreements	-	(0.4)	(15.6)	-	(16.0)
Other	-	(7.0)	(4.2)	-	(11.2)
Net cash provided by (used in) financing activities	0.7	(7.4)	(19.8)	-	(26.5)
Effect of exchange rates on cash and cash equivalents	-	-	(9.8)	-	(9.8)
Net (decrease) increase in cash and cash equivalents	(83.6)	2.8	(51.7)	-	(132.5)
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	-	418.8
Cash and cash equivalents, end of period	$27.4	$6.3	$252.6	$-	$286.3

NOTE S – SUBSEQUENT EVENTS

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

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, recycling, mining, shipping, transportation, refining, utility and maintenance industries. The Company operates in five business segments: (i) Terex Construction; (ii) Terex Cranes; (iii) Terex Aerial Work Platforms; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

The Terex Construction segment designs, manufactures and markets two primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, loading machines and truck mounted articulated hydraulic cranes) and compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers and wheel loaders). These products are primarily used by construction, logging, mining, industrial and government customers in construction and infrastructure projects and supplying coal, minerals, sand and gravel. Terex Construction products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Atlas, Benford, Fermec, Fuchs, and Schaeff.

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

The Terex Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer- mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, traffic control products, related components and replacement parts, and other products. These products are used primarily by customers in the construction and building maintenance industries to build and/or maintain large physical assets and structures. Terex Aerial Work Platforms products are currently marketed principally under the Terex and Genie brand names and the Terex name in conjunction with these historic brand names: Amida, Bartell, Benford, Load King, Morrison and TerexLift.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Finlay, Jaques, O&K, Pegson, Powerscreen, Reedrill, Simplicity and Unit Rig. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006 and Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) on March 9, 2006. The results of Halco and Terex NHL are included in the Terex Materials Processing & Mining segment since their acquisition.

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

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex

Financial Services, Inc., also offers customers loans and leases underwritten by TFS Capital Funding, an affiliate of the General Electric Company. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution assist customers in the acquisition of all of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.

Subsequent Segment Event

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

The Company continues to be encouraged by current trends and its performance in the first quarter of 2006. Specifically, the Company experienced strong sales over the same period in 2005, as previously implemented pricing actions, operational improvements and continued strong end-markets are reflected in the results of the first quarter of 2006. With regard to sales, a major factor in the Company’s performance was the significantly improving economic condition of many of its end-markets and customers, in particular in the rental market and the mining industry, which experienced increased demand, reflecting a continued higher commodity price environment from the prior year. End-markets in the North American crane, roadbuilding, and utility products businesses have also begun to improve and favorably impact the Company’s financial performance. Certain of the Company’s construction products, mainly scrap handling equipment, have showed signs of market contraction relative to the prior year period, and production difficulties in certain excavator products has negatively impacted the Company’s performance.

The Company anticipates continued strong end-market conditions throughout the balance of 2006, with certain products continuing to participate in a strong recovery while others are expecting improving markets. For example, the Company expects opportunities for continued growth in the aerial work platforms and materials processing & mining businesses. Additionally, North American cranes, continuing the trend from late 2005, has been experiencing strong end-market demand and continues to improve its operating performance. While the roadbuilding business, and other products manufactured by the Company related to infrastructure improvement, have lagged the recovery somewhat, these products are expected to experience stronger end-market improvements in 2006.

The Company’s Terex Business System initiative is aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The Company remains committed to delivering strong incremental margin improvements throughout the balance of 2006, although the Company will continue to monitor the need to react to global steel pricing impact on its input costs. In addition, during 2006, the Company will maintain a focus on cash generation and debt reduction. The Company will concentrate on the implementation of best practices across its locations, and the Company will continue to strive in 2006 for a target of 15% working capital investment as a percentage of revenue, driven mainly by inventory turn improvement.

RESULTS OF OPERATIONS

On January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Terex Construction Segment, is now consolidated within the Terex Materials Processing & Mining Segment. The European telehandlers business, formerly part of the Terex Construction Segment, is now part of the Terex Aerial Work Platforms Segment. Amounts reported for prior periods have been reclassified to conform with this segment realignment.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Terex Consolidated

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,749.2	-	$1,451.1	-	20.5%
Gross profit	$315.3	18.0%	$206.2	14.2%	52.9%
SG&A	$170.5	9.7%	$134.7	9.3%	26.6%
Income from operations	$144.8	8.3%	$71.5	4.9%	102.5%

Net sales for the three months ended March 31, 2006 totaled $1,749.2 million, an increase of $298.1 million when compared to the same period in 2005. The impact of a slightly stronger U.S. dollar relative to foreign currencies, mainly the British Pound and the Euro, when compared to the prior year period, decreased sales by 3.3%. Net sales relative to 2005 increased in the Terex Aerial Work Platforms segment as a result of continued improving economic conditions in the rental equipment market globally. Net sales in the Terex Construction segment were in-line with the results from 2005, reflecting a slow-down in North American demand for scrap handling equipment, offset by modest improvement in both compact and heavy construction equipment demand. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2005 from improvements in commodity prices, mainly for coal and iron ore. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2005 in most product categories, including the roadbuilding, concrete mixing truck and utility product lines. Net sales in the Terex Cranes segment increased from 2005 levels, mainly in the North American crane business, although the recovery was broad-based across most product categories and was helped by expansion in Asian markets.

Gross profit for the three months ended March 31, 2006 totaled $315.3 million, an increase of $109.1 million when compared to the same period in 2005. Improvements relative to 2005 were realized in most of the segments of the Company due to price increases and higher sales volumes, despite continued cost pressures, namely steel, that continue to negatively impact operating results. The Company continues to design and implement plans to mitigate the impact of future increases in steel prices, including the use of alternate suppliers, leveraging the Company’s overall purchasing volumes to obtain favorable costs and increasing the price of the Company’s products. However, increased investment in resources to meet the 21% increase in net sales dampened gross profit improvement in the first quarter.

Total Selling, general and administrative costs (“SG&A”) increased for the three months ended March 31, 2006 by $35.8 million when compared to the same period in 2005. A slightly stronger U.S. dollar relative to the British Pound and the Euro accounted for an approximate $5.3 million decrease in SG&A costs, as costs reported in these currencies translate into less U.S. dollars than reported in 2005. SG&A costs increased as a result of higher selling and related costs arising from increased sales levels during the first quarter of 2006, as well as the increase in costs attributable to certain equity and long term compensation programs and expense related to the Company’s global enterprise system implementation. As a percentage of sales, SG&A increased to 9.7% in the first quarter of 2005 from 9.3% in the first quarter of 2005.

Income from operations increased by $73.3 million for the three months ended March 31, 2006 when compared to the same period in 2005. The Terex Aerial Work Platforms segment experienced improvement in income from operations relative to the same period in 2005, due to increased sales resulting from an improving economy in the United States and Europe. Income from operations in the Terex Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Construction segment decreased slightly versus the first quarter of 2005, as improved volume leverage of certain businesses were more than offset by the continued high cost of steel and components and the reduced demand for the Company’s scrap handler product when compared with the prior year. Income from operations in the Terex Cranes segment increased as compared to the first quarter of 2005, as this segment experienced significantly higher demand for its North American cranes, as well as continued strength of the global tower crane business.

Terex Construction

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$333.5	-	$332.1	-	0.4%
Gross profit	$37.9	11.4%	$38.9	11.7%	(2.6)%
SG&A	$34.9	10.5%	$31.8	9.6%	9.7%
Income from operations	$3.0	0.9%	$7.1	2.1%	(57.7)%

Net sales in the Terex Construction segment were essentially flat for the three months ended March 31, 2006 when compared to the same period in 2005, and totaled $333.5 million. The slight increase in net sales reflected a mixture of results, with strong year over year performance by the off-highway truck and loader backhoe product lines, substantially offset by softening in various other businesses, including the scrap handler product line. In addition, currency had a slight negative impact on net sales, as the dollar strengthened slightly relative to the British Pound and the Euro when compared to the first quarter of 2005. Net sales of heavy construction equipment remained strong during the three months ended March 31, 2006, driven primarily by demand for off-highway trucks. The compact construction operation continued to see net sales growth in mini-excavator equipment.

Gross profit decreased slightly to $37.9 million for the three months ended March 31, 2006, a decrease of $1.0 million when compared to 2005 results for the same period. Gross profit was negatively impacted by the reduced sales volume of the scrap handling business, which was partially offset by price increases. Additionally, continued high input costs, such as steel and other commodity costs, weighed on the first quarter of 2006 performance.

SG&A costs for the three months ended March 31, 2006 totaled $34.9 million, an increase of $3.1 million when compared to the same period in 2005. A slightly stronger U.S. dollar relative to the British Pound and the Euro reduced year over year SG&A costs by $2.1 million, while costs related to product development efforts, engineering costs ahead of a new product launch scheduled for the second quarter of 2006, and increased resources to manage the sales growth in certain businesses were the primary drivers for the increase in SG&A.

Income from operations for the three months ended March 31, 2006 totaled $3.0 million, a decrease of $4.1 million when compared to $7.1 million for the same period in 2005. Income from operations, and the resulting margin as a percentage of net sales, reflected the mixture of results in terms of revenue performance, the continued investment in product development, the impact of the slightly stronger U.S. dollar and continued high component costs.

Terex Cranes

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$368.7	-	$298.8	-	23.4%
Gross profit	$55.2	15.0%	$31.0	10.4%	78.1%
SG&A	$29.2	7.9%	$25.8	8.6%	13.2%
Income from operations	$26.0	7.1%	$5.2	1.7%	400.0%

Net sales for the Terex Cranes segment for the three months ended March 31, 2006 increased by $69.9 million and totaled $368.7 million when compared to $298.8 million for the same period in 2005. The effect of a slightly stronger U.S. dollar relative to the Euro negatively impacted net sales by approximately 6.7% when compared to the first quarter of 2005. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in North American cranes, when compared to the first quarter of 2005. Net sales also increased due to the negative impact on 2005 results of a five week strike at the Waverly, Iowa cranes facility.

Gross profit for the three months ended March 31, 2006 increased by $24.2 million relative to the same period in 2005 and totaled $55.2 million. Gross profit in the three months ended March 31, 2006 benefited from increased net sales volume, the positive impact of pricing increases taken during 2005 and the sharp recovery in the North American cranes marketplace, more than offsetting the negative impact of steel and other component cost increases. Gross profit in the quarter ended March 31, 2006 also improved due to the negative impact of the five week strike at the Waverly facility on 2005 results.

SG&A costs for the three months ended March 31, 2006 totaled $29.2 million, an increase of $3.4 million over the same period in 2005. The increase was due to higher spending levels in all cranes businesses, mainly driven by higher net sales volume. However, as a percentage of net sales, SG&A spending decreased to 7.9% as compared to 8.6% in the first quarter of 2005, reflecting the benefit of higher sales volume and absorption of fixed overhead costs.

Income from operations for the three months ended March 31, 2006 totaled $26.0 million, an increase of $20.8 million when compared to $5.2 million for the same period in 2005. Income from operations in 2006 was positively impacted by pricing increases in excess of cost pressures from suppliers, the benefit of higher volume net sales and its effect on overhead absorption, and year over year improvement as a result of the 2005 five week strike at the Waverly facility.

Terex Aerial Work Platforms

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$458.5	-	$308.0	-	48.9%
Gross profit	$117.0	25.5%	$53.8	17.5%	117.5%
SG&A	$37.1	8.1%	$24.4	7.9%	52.0%
Income from operations	$79.9	17.4%	$29.4	9.5%	171.8%

Net sales for the Terex Aerial Work Platforms segment for the three months ended March 31, 2006 were $458.5 million, an increase of $150.5 million when compared to the same period in 2005. Net sales increased when compared to the first quarter of 2005 as a result of stronger demand from the rental channel in the United States, improving demand for the Company’s products internationally, increasing market penetration of the telehandler product line, and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2005 as rental channel customers continued to buy new equipment to reduce the age of their fleets and expand their fleet to address increased utilization of their existing equipment. Sales of material handler products increased over 65% when compared to the same period in 2005, as this product line continued to see the benefits of integrating the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the segment’s sales growth over the prior year.

Gross profit for the three months ended March 31, 2006 was $117.0 million, an increase of $63.2 million when compared to the same period in 2005. While gross profit benefited from increased sales, it was also favorably impacted by price increases in the segment’s product that were implemented to offset sharp increases in the cost of components over the prior few years.

SG&A costs for the three months ended March 31, 2006 were $37.1 million, an increase of $12.7 million when compared to the same period in 2005. Increased resources to address the increasing net sales levels were primarily the reason for the additional costs, as were increased research and development costs.

Income from operations for the three months ended March 31, 2006 was $79.9 million, an increase of $50.5 million when compared to the same period in 2005. The increase was due to the favorable impact of pricing and higher sales volume, partially offset by the impact of increased steel costs and the costs associated with accelerated ramp up in production.

Terex Materials Processing & Mining

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$380.9	-	$315.7	-	20.7%
Gross profit	$76.3	20.0%	$49.0	15.5%	55.7%
SG&A	$35.3	9.3%	$29.1	9.2%	21.3%
Income from operations	$41.0	10.8%	$19.9	6.3%	106.0%

Net sales in the Terex Materials Processing & Mining segment increased by $65.2 million to $380.9 million in the first quarter of 2006 compared to $315.7 million in the comparable period in 2005. The increase in net sales was attributable to the overall strong demand for mining products, mainly the hydraulic mining excavators manufactured in Dortmund, Germany, which benefited from a broader distribution network for this product line and the continued growth of the crushing and screening product lines.

Gross profit increased by $27.3 million in the three months ended March 31, 2006 when compared to the comparable period in 2005 and totaled $76.3 million. Gross profit improved as a result of the increased net sales volume and pricing from existing operations, both in terms of new machines and parts and service.

SG&A costs increased by $6.2 million in the first quarter of 2006 relative to the comparable period in 2005, to $35.3 million. The increase in SG&A was mainly due to higher selling costs associated with the increase in net sales.

Income from operations for the Terex Materials Processing & Mining segment was $41.0 million in the first quarter of 2006, an increase of $21.1 million from $19.9 million in the comparable period in 2005. The increase was a result of higher demand for the segment’s products resulting primarily from continued strong commodity pricing and the increase in global distribution for the hydraulic mining excavators, partially offset by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$234.3	-	$219.2	-	6.9%
Gross profit	$31.8	13.6%	$34.5	15.7%	(7.8)%
SG&A	$21.4	9.1%	$23.1	10.5%	(7.4)%
Income from operations	$10.4	4.4%	$11.4	5.2%	(8.8)%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2006 were $234.3 million, an increase of $15.1 million when compared to the same period in 2005. Growth was achieved in most business units and product categories, but especially in the core businesses of roadbuilding and utility products, as well as the concrete mixer truck businesses.

Gross profit for the three months ended March 31, 2006 totaled $31.8 million, a decrease of $2.7 million when compared to the same period in 2005. Gross profit as a percentage of sales improved in the utilities business, with the other businesses showing a slight decline. Gross profit as a percentage of sales, in this largely United States based business segment, was favorably impacted by pricing, as well as the positive effects of certain restructuring activities that were implemented over the prior few years, offset by the continued high cost of steel, as steel is a major material component for many of this group’s products, and the reduction in operational activity at the Company’s American Truck Company (“ATC”) joint venture.

SG&A costs for the three months ended March 31, 2006 totaled $21.4 million, a decrease of $1.7 million when compared to the same period in 2005. The net decrease was mainly due to the reduction of costs in conjunction with the reduced operating activities of the ATC joint venture.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2006 was $10.4 million, a decrease of $1.0 million when compared to the same period in 2005. The decrease reflects negative quarter over quarter performance of the on/off road heavy-duty vehicles businesses, somewhat offset by the improving roadbuilding and utility product businesses and the continued strong concrete mixer truck business.

Terex Corporate / Eliminations

	Three Months Ended March 31,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(26.7)	-	$(22.7)	-	(17.6)%
Income (loss) from operations	$(15.5)	58.1%	$(1.5)	6.6%	(933.3)%

The Company’s consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were unallocated to the business segments, which in 2006 are primarily attributable to certain equity and long term compensation programs, as well as certain expenses related to the Company’s global enterprise system implementation.

Net Interest Expense

During the three months ended March 31, 2006, the Company’s net interest expense was comparable to the same period in the prior year and totaled $22.8 million. Higher interest rates were offset by lower debt balances.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2006 was net income of $1.5 million, as compared to a net expense of ($2.7) million for the prior year period. The primary drivers of other income (expense) were the equity earnings in non-consolidated affiliates, the amortization of debt acquisition costs and the allocation of equity income (loss) to minority interests.

Income Taxes

During the three months ended March 31, 2006, the Company recognized income tax expense of $44.7 million on income before income taxes of $123.5 million, an effective rate of 36.2%, as compared to income tax expense of $16.6 million on income before income taxes of $47.2 million, an effective rate of 35.2%, for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 was substantially unchanged from the same quarter in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $506.9 million at March 31, 2006. In addition, the Company had $211.4 million available for borrowing under its revolving credit facilities at March 31, 2006.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. The Company continues to improve its liquidity through the collection of receivables in a timelier manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through a series of established pre-arranged facilities. The discontinuance of these facilities could negatively affect the Company’s liquidity. During the first quarter of 2006 and 2005, the Company sold, without recourse, accounts receivable approximating 12% and 18% of its first quarter revenue in 2006 and 2005, respectively, to provide additional liquidity.

The Company is reducing inventory by sharing, throughout the Company, many of the best practices and lean manufacturing processes that several of its business units have successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company’s working capital requirements.

The Company’s ability to generate cash from operations is subject to the following factors:

•

A substantial number of the Company’s customers fund their purchases through third party finance companies. Finance companies extend credit to customers based on the credit worthiness of the customers and the expected residual value of the Company’s equipment. Changes either in the customers’ credit rating or in used equipment values may affect the ability of customers to purchase equipment.

•

As the Company’s sales levels increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The initiatives described above are intended to reduce the relative increase in working capital.

•

As described above, the Company insures and sells a significant portion of its accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from the Company, and may choose to limit or discontinue further purchases from the Company at any time. Changes in customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from the Company may affect the Company’s cash flow from operations.

•

The Company purchases material and services from its suppliers on terms extended based on the Company’s overall credit rating. Changes in the Company’s credit rating may affect suppliers’ willingness to extend terms and increase the cash requirements of the business.

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

For 2006, the Company anticipates sales in the first half of the year being slightly greater than sales in the second half of the year. Sales in the first half of 2006 are expected to be driven by the desire of the Company’s customers for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales in the second half of 2006 are anticipated to reflect high demand for backlog orders in the aerial work platforms and mining businesses that will be accepted late in the year, an expected increase in roadbuilding orders arising later in the year as that business recovers, and anticipated orders for new products to be introduced by the Terex Construction segment in mid-year, leading to a ramp-up in sales for that group in the second half of the year.

As a result of its traditional seasonality, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. In 2006, the Company expects to use cash to fund its operations in the first quarter of the year and generate cash in the final three quarters of the year, due largely to improved working capital efficiency and increased first half sales.

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

The Company can borrow under its existing bank credit facilities if the Company complies with a number of covenants. These covenants require the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, a pro forma consolidated senior secured debt leverage ratio test and a capital expenditures test. These covenants are required quarterly. The Company has significant debt service requirements, including semi-annual interest payments on its senior subordinated notes and monthly interest payments on its bank credit facilities. Other than a default under the terms of the Company’s debt instruments, there are no other events that would accelerate the repayment of the Company’s debt. In the event of a default, these borrowings would become payable on demand. The Company has stated that it would like to be in a position during 2006 to redeem the $300 million outstanding principal amount of its 10-3/8% Senior Subordinated Notes due 2011 that became callable April 1, 2006 and to restructure its bank credit facilities.

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

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component of the Company’s bank credit facility was 4.59% at March 31, 2006.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this balance will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company’s ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company’s ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company’s failure to file certain of its periodic reports on a timely basis currently limits the ability of the Company to access the capital markets using short-form registration for a period of twelve months from the date of the filing of this Quarterly Report on Form 10-Q. In addition, the terms of the Company’s bank credit facility and senior subordinated notes restrict the Company’s ability to make further borrowings and to sell substantial portions of its assets.

Cash Flows

Cash used in operations for the three months ended March 31, 2006 totaled $21.2 million, as compared to cash used in operations of $84.5 million for the three months ended March 31, 2005. The decrease in cash usage from the prior period is consistent with the increase in net sales volume, reflecting the improvement in the Company’s financial performance and continued focus on managing working capital requirements.

Cash used in investing activities in the first quarter of 2006 was $32.7 million, or $21.0 million more than cash used in investing activities in the first quarter of 2005. The 2006 increase was primarily due to the acquisition of Halco and higher capital expenditures.

The Company provided cash from financing activities of $2.5 million in the first quarter of 2006, compared to cash used for financing activities in the first quarter of 2005 of $26.5 million. The change in financing cash flows was primarily due to lower net repayments under the Company’s lines of credit in the first quarter of 2006 compared with the same period in 2005.

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

As of March 31, 2006, the Company’s maximum exposure to such credit guarantees was $212.6 million, including total credit guarantees issued by Terex Demag, part of the Terex Cranes segment, and Genie, part of the Terex Aerial Work Platforms segment, of $163.0 million and $21.8 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $30.2 million at March 31,

2006. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2006, the Company’s maximum exposure pursuant to buyback guarantees was $23.0 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $14 million for the estimated fair value of all guarantees provided as of March 31, 2006.

Variable Interest Entities

The Company owns a forty percent (40%) interest in the joint venture, Terex Financial Services Holding B.V. (“TFSH”). A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46, TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

As of March 31, 2006, TFSH had total assets of $392 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $353 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2006, the maximum exposure to loss under these guarantees was $29 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 million in cash to TFSH.

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances the equipment through a series of sale-leasebacks which are classified as operating leases. The leaseback period is typically 60 months in duration. At March 31, 2006, the historical cost of equipment being leased back from the financing companies was approximately $83 million and the minimum lease payments for the remainder of 2006 will be approximately $14 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Euro, British Pound, Australian Dollar and Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2006, the Company had foreign exchange contracts with a notional value of $486.4 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into an interest rate agreement to convert the fixed rate to a floating rate with respect to approximately

$200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes. The floating rate is based on a spread of 2.45% over the London Interbank Offer Rate (“LIBOR”). At March 31, 2006, the floating rate was 7.71%.

Other

The Company is subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or the proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any cost to the Company. However, the Company does not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on the Company. When it is probable that a loss has been incurred and possible to make reasonable estimates of the Company’s liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

The Company previously reported that it was a party to a class action and derivative complaint entitled Michael Morter, derivatively on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant. The complaint alleges breach of fiduciary duty and breach of the Company’s by-laws. The Company has reached an agreement, which is subject to court approval, to settle the lawsuit with the plaintiffs and accordingly, the Company anticipates that the complaint will be withdrawn. The agreement would require the Company to make minor modifications to its Governance Guidelines and its Audit Committee Charter and will not have a material impact on the Company’s financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, the Company adopted this accounting standard on January 1, 2006. Adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance on SFAS No. 123R. SAB 107 does not change the accounting required by SFAS No. 123R. The Company adopted this accounting standard on January 1, 2006. The Company used the modified prospective method for its transition to this accounting standard. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted this accounting standard on January 1, 2006. Adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing the active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. The Company adopted this EITF on January 1, 2006. Adoption of EITF No. 05-5 did not have a material impact on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which exist as part of its ongoing business operations and the Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound, Czech Koruna and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At March 31, 2006, the Company had foreign currency contracts with a notional value of $486.4 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $1.0 million at March 31, 2006.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company manages its exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintains an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2006, approximately 44.7% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was approximately 8.24%.

At March 31, 2006, the Company had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. The floating rate was 7.71% at March 31, 2006. The fair market value of this arrangement, which represents the cost to settle this contract, was a net loss of $8.4 million.

At March 31, 2006, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at March 31, 2006 would have increased interest expense by approximately $0.9 million in the three months ended March 31, 2006.

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

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company’s requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the increases in the cost of steel, for example, the Company designed and implemented plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs, and increasing the price of the Company’s products. Various of the Company’s operations are implementing price increases and/or surcharges directly intended to offset increases in prices of steel and other components. Beginning in 2005, a portion of the increased steel costs is being passed to the Company’s customers by way of surcharges and price increases.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 because of the material weaknesses discussed below and because the Company was unable to file this Quarterly Report on Form 10-Q within the time periods specified in the SEC’s rules. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified the following material weaknesses in the Company’s internal control over financial reporting: (a) maintenance of a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and (b) accounting for income taxes. Remediation of these weaknesses had not yet been fully evidenced and therefore these material weaknesses continued to exist as of March 31, 2006.

In response to those material weaknesses identified as of December 31, 2005, the Company has taken a number of substantial actions and will continue to take further significant steps to strengthen its control processes and procedures in order to remediate such material weaknesses. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended March 31, 2006 to address the material weaknesses identified as of December 31, 2005:

•

Providing enhanced and ongoing training for financial and tax personnel, including providing US GAAP training in the first quarter of 2006 for 72 team members at locations in the U.S., Europe and Australia, as well as a one day session with 60 senior finance team members on various financial control and improvement objectives.

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

The Company intends to take further actions to remediate the material weaknesses identified above as existing as of December 31, 2005, including:

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

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

TEREX CORPORATION
(Registrant)

Date: May 30, 2006	/s/ Phillip C. Widman_____
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 30, 2006	/s/ Jonathan D. Carter______
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

10.14

Summary of material terms of CEO 2005 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702 dated March 31, 2005 and filed with the Commission on April 6, 2005).

10.15

Summary of material terms of non-CEO 2006 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.16

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

10.29

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.30

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.31

Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.32

Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Filver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

12	Calculation of Ratio of Earnings to Fixed Charges.*
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP, Stamford, CT*
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a).*
32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. *
*	Exhibit filed with this document.