Form 10-Q
period 2006-06-30
TEREX CORP
filed 2006-08-07
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of outstanding shares of common stock: 101.3 million as of July 31, 2006.

The Exhibit Index begins on page 51.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of June 30, 2006, unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2006 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”), 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”), and 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). See Note R – “Consolidating Financial Statements” to the Company’s June 30, 2006 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$2,080.6	$1,759.1	$3,829.8	$3,210.2
Cost of goods sold	1,673.4	1,476.9	3,107.3	2,721.8

Gross profit	407.2	282.2	722.5	488.4
Selling, general and administrative expenses	(194.0)	(145.3)	(364.5)	(280.0)

Income from operations	213.2	136.9	358.0	208.4
Other income (expense)
Interest income	4.8	1.6	6.7	3.6
Interest expense	(26.4)	(23.8)	(51.1)	(47.4)
Loss on early extinguishment of debt	(6.7)	-	(6.7)	-
Other income (expense) – net	(0.7)	(0.7)	0.8	(3.4)
Income before income taxes	184.2	114.0	307.7	161.2

Provision for income taxes	(65.0)	(42.8)	(109.7)	(59.4)
Net income	$119.2	$71.2	$198.0	$101.8
Per common share
Basic	$1.19	$0.72	$1.98	$1.03
Diluted	$1.16	$0.70	$1.93	$1.00

Weighted average number of shares outstanding in per share calculation
Basic	100.2	99.4	100.0	99.2
Diluted	102.6	101.8	102.6	102.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

June 30, 2006		December 31, 2005
Assets
Current assets
Cash and cash equivalents	$525.7	$553.6
Trade receivables (net of allowance of $52.7 at June 30, 2006 and $48.7 at December 31, 2005)	1,029.4	735.0
Inventories	1,539.4	1,318.2
Deferred taxes	165.5	172.8
Other current assets	156.1	123.9
Total current assets	3,416.1	2,903.5
Long-term assets
Property, plant and equipment - net	366.6	329.9
Goodwill	602.6	555.7
Deferred taxes	166.6	159.8
Other assets	267.2	251.4

Total assets	$4,819.1	$4,200.3

Current liabilities
Notes payable and current portion of long-term debt	$295.4	$48.1
Trade accounts payable	1,111.5	913.4
Accrued compensation and benefits	153.9	133.3
Accrued warranties and product liability	93.0	82.8
Other current liabilities	459.3	347.0
Total current liabilities	2,113.1	1,524.6
Non-current liabilities
Long-term debt, less current portion	760.4	1,075.8
Other	455.1	438.9
Total liabilities	3,328.6	3,039.3
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 103.6 and 102.6 shares at June 30, 2006 and December 31, 2005, respectively	0.5	0.5
Additional paid-in capital	894.8	861.9
Retained earnings	505.4	307.4
Accumulated other comprehensive income	125.5	26.2
Less cost of shares of common stock in treasury – 3.6 shares at June 30, 2006 and 4.0 shares at December 31, 2005	(35.7)	(35.0)
Total stockholders’ equity	1,490.5	1,161.0

Total liabilities and stockholders’ equity	$4,819.1	$4,200.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$198.0	$101.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30.4	31.3
Amortization	6.4	6.6
Loss on early extinguishment of debt	1.5	-
Gain on sale of fixed assets	(1.0)	(0.5)
Stock-based compensation	24.1	3.5
Excess tax benefit from stock-based compensation	(11.0)	-
Changes in operating assets and liabilities (net of effects of acquisitions):
Trade receivables	(255.5)	(177.7)
Inventories	(125.2)	(81.0)
Trade accounts payable	131.7	103.3
Accrued compensation and benefits	14.7	19.2
Income taxes payable	41.7	33.4
Other, net	52.9	53.0
Net cash provided by operating activities	108.7	92.9
Investing Activities
Acquisition of businesses, net of cash acquired	(33.1)	(0.1)
Capital expenditures	(33.8)	(25.2)
Investments in and advances to affiliates	(6.8)	(4.0)
Proceeds from sale of assets	-	1.6
Net cash used in investing activities	(73.7)	(27.7)
Financing Activities
Principal repayments of long-term debt	(100.0)	-
Excess tax benefit from stock-based compensation	11.0	-
Proceeds from stock options exercised	6.1	1.4
Net borrowings (repayments) under revolving line of credit agreements	0.2	(18.4)
Other, net	(1.8)	(14.9)
Net cash used in financing activities	(84.5)	(31.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	21.6	(26.2)
Net (Decrease) Increase in Cash and Cash Equivalents	(27.9)	7.1
Cash and Cash Equivalents at Beginning of Period	553.6	418.8
Cash and Cash Equivalents at End of Period	$525.7	$425.9

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

The Condensed Consolidated Financial Statements include the accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies the equity method of accounting for investments in which the Company is able to exercise significant influence, and applies the cost method for all other investments. All material intercompany balances, transactions and profits have been eliminated.

In the opinion of management, all adjustments considered necessary for fair presentation of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Cash and cash equivalents at June 30, 2006 and December 31, 2005 include $4.1 and $1.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation, including the segment realignment and stock split discussed below.

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

The Company executed a two-for-one split of its common stock, par value $.01 per share (“Common Stock”) effective July 14, 2006, for stockholders of record on June 15, 2006 (the “Stock Split”). Accordingly, all references to the number of shares and per share data, except for shares authorized, for all periods presented have been adjusted to reflect this stock split.

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

In June 2006, the FASB ratified EITF Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of FASB No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Statement of Operations would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of adopting EITF No. 06-3.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact on its financial statements of adopting FIN No. 48.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note P - “Litigation and Contingencies.” Substantially all receivables were trade receivables at June 30, 2006 and December 31, 2005.

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

The following table summarizes the changes in the consolidated product warranty liability:

Six Months Ended June 30, 2006
Balance at beginning of period	$87.9
Accruals for warranties issued during the period	55.4
Changes in estimates	1.7
Settlements during the period	(43.9)
Foreign exchange effect/other	4.3
Balance at end of period	$105.4

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, mining, shipping, transportation, refining and utility industries. The Company operates in five reporting segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

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

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Terex Cranes products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM. The Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a 50% controlling ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), on April 4, 2006. The results of Power Legend and Sichuan Crane are included in the Terex Cranes segment from their date of acquisition.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Finlay, Halco, Jaques, O&K, Pegson, Powerscreen, Reedrill, Simplicity and Unit Rig. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Terex Materials Processing & Mining segment since their acquisition.

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

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., also offers loans and leases to customers underwritten by various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of all of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three and six months ended June 30, 2006 and 2005. Business segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
Terex Aerial Work Platforms	$579.6	$392.5	$1,038.1	$700.5
Terex Construction	428.9	450.0	762.4	782.1
Terex Cranes	440.6	336.2	809.3	635.0
Terex Materials Processing & Mining	406.1	358.3	787.0	674.0
Terex Roadbuilding, Utility Products and Other	255.2	250.9	489.5	470.1
Eliminations/Corporate	(29.8)	(28.8)	(56.5)	(51.5)
Total	$2,080.6	$1,759.1	$3,829.8	$3,210.2

Income from Operations
Terex Aerial Work Platforms	$110.1	$51.7	$190.0	$81.1
Terex Construction	16.6	28.8	19.6	35.9
Terex Cranes	36.9	16.4	62.9	21.6
Terex Materials Processing & Mining	49.1	34.9	90.1	54.8
Terex Roadbuilding, Utility Products and Other	17.6	9.0	28.0	20.4
Eliminations/Corporate	(17.1)	(3.9)	(32.6)	(5.4)
Total	$213.2	$136.9	$358.0	$208.4

	June 30, 2006	December 31, 2005
Identifiable Assets
Terex Aerial Work Platforms	$858.3	$696.7
Terex Construction	1,236.4	1,047.5
Terex Cranes	1,167.9	937.6
Terex Materials Processing & Mining	1,608.7	1,363.0
Terex Roadbuilding, Utility Products and Other	588.4	529.4
Corporate	2,092.8	2,079.1
Eliminations	(2,733.4)	(2,453.0)
Total	$4,819.1	$4,200.3

NOTE C – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective method. SFAS No. 123R requires the recognition of all stock-based payments in the financial statements based on the fair value of the award on the grant date. Under the modified prospective method, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Accordingly, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of adoption of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

The prior period’s stock-based compensation is presented on a pro-forma basis as shown in the table below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income	$71.2	$101.8

Add: Stock-based employee compensation expense included in reported net income	0.9	2.3

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1.8)	(4.2)

Pro forma net income	$70.3	$99.9

Per common share:
Basic:
Reported net income	$0.72	$1.03
Pro forma net income	$0.71	$1.01

Diluted:
Reported net income	$0.70	$1.00
Pro forma net income	$0.69	$0.98

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 3.5 million shares to 6.0 million shares. As a result of the Stock Split, 12.0 million shares are authorized for issuance under the 2000 Plan. As of June 30, 2006, 4.0 million shares were available for grant under the 2000 Plan. The 2000 Plan has a term of ten years from the date of its adoption.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. As a result of the Stock Split, 4.0 million shares are authorized for issuance under the 1996 Plan. As of June 30, 2006, 84 thousand shares were available for grant under the 1996 Plan.

In 1995, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the “1994 Plan”) covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. In accordance with the terms of the 1994 Plan, at June 30, 2006, no additional stock is available for grant under the 1994 Plan, since grants under the 1994 Plan could only be made within ten years of the date of the 1994 Plan’s adoption.

Substantially all stock option grants under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

During the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options of $1.2 and $2.9, respectively, resulting from the adoption of SFAS No. 123R, which had the following effects:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Decrease in income from operations	$1.2	$2.9
Decrease in income before income taxes	$1.2	$2.9
Decrease in net income	$1.0	$2.4
Decrease in earnings per share, basic	$0.01	$0.02
Decrease in earnings per share, diluted	$0.01	$0.02

As of June 30, 2006, unrecognized compensation costs related to stock options totaled approximately $7.0, which will be expensed over a weighted average period of 1.9 years.

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

The fair value of the options granted during the three and six months ended June 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option valuation model with the weighted-average assumptions included in the following tables:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Dividend yields	0.00%	0.00%
Expected Volatility	42.73%	42.73%
Risk-free interest rates	4.91%	4.91%
Expected life (in years)	5.7	5.7
Weighted average fair value at date of grant for options granted (per share)	$21.74	$21.74
Total intrinsic value of options exercised	$23.4	$23.4

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Dividend yields	N/A	0.00%
Expected Volatility	N/A	50.22%
Risk-free interest rates	N/A	3.74%
Expected life (in years)	N/A	5.7
Weighted average fair value at date of grant for options granted (per share)	N/A	$11.79
Total intrinsic value of options exercised	$0.9	$1.9

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

The following table is a summary of stock options under all of the Company’s plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,711,532	$9.99
Granted	319,674	$45.75
Exercised	(652,040)	$9.28
Canceled or expired	(29,650)	$35.36
Outstanding at June 30, 2006	3,349,516	$13.32	5.7	$44.6
Exercisable at June 30, 2006	2,525,914	$10.69	4.9	$27.0

Substantially all restricted stock awards under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant. As of June 30, 2006, unrecognized compensation costs related to restricted stock totaled approximately $7.9, which will be expensed over a weighted average period of 2.6 years. The weighted average fair value at date of grant for restricted stock awards was $45.75 and $0 for the three months ended June 30, 2006 and 2005, respectively; and $45.75 and $22.89 for the six months ended June 30, 2006 and 2005, respectively. The total fair value of shares vested for restricted stock awards was $11.4 and $1.3 for the three months ended June 30, 2006 and 2005, respectively; and $14.9 and $5.2 for the six months ended June 30, 2006 and 2005, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	906,954	$13.89
Granted	1,504,300	$45.75
Vested	(537,484)	$27.60
Canceled or expired	(57,204)	$41.28
Nonvested at June 30, 2006	1,816,566	$35.58

Compensation expense recognized under all stock-based compensation arrangements was $9.8 and $1.4 for the three months ended June 30, 2006 and 2005, respectively; and $24.1 and $3.5 for the six months ended June 30, 2006 and 2005, respectively. The stock-based compensation expense was included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The related tax benefit was $3.1 and $0.5 for the three months ended June 30, 2006 and 2005, respectively; the related tax benefit was $7.5 and $1.2 for the six months ended June 30, 2006 and 2005, respectively.

Cash received from option exercises under all stock based compensation arrangements and the tax benefit realized for the tax deductions from option exercises for the six months ended June 30, 2006 totaled $6.1 and $6.3, respectively.

The excess tax benefit for all stock-based compensation is included in the Condensed Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

NOTE D – INCOME TAXES

The effective tax rate for the three months ended June 30, 2006 was 35.3%, as compared to an effective rate of 37.5% for the three months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2006 was 35.7%, as compared to an effective rate of 36.8% for the six months ended June 30, 2005. The effective tax rate for the three and six months ended June 30, 2006 was lower than the prior year periods primarily due to changes in the geographical distribution of earnings, with increased income generated in the U.S. relative to the Company’s foreign businesses.

NOTE E - EARNINGS PER SHARE

The Company executed the Stock Split effective July 14, 2006. Accordingly, all references to the number of shares and per share amounts, for all periods presented, have been adjusted to reflect this stock split.

	Three Months Ended June 30, (in millions, except per share data)
	2006			2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$119.2	100.2	$1.19	$71.2	99.4	$0.72

Effect of dilutive securities:
Stock options and restricted stock awards	-	2.4		-	2.4
Net income	$119.2	102.6	$1.16	$71.2	101.8	$0.70

	Six Months Ended June 30, (in millions, except per share data)
	2006			2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic earnings per share
Net income	$198.0	100.0	$1.98	$101.8	99.2	$1.03

Effect of dilutive securities:
Stock options and restricted stock awards	-	2.6		-	2.8
Net income	$198.0	102.6	$1.93	$101.8	102.0	$1.00

Options to purchase shares of Terex Common Stock and restricted stock awards of 487 thousand and 20 thousand shares were outstanding during the three months ended June 30, 2006 and 2005, respectively; and 245 thousand and 16 thousand shares were outstanding during the six months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted shares. These options and restricted awards were excluded because the effect would be anti-dilutive.

NOTE F - INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Finished equipment	$478.5	$440.8
Replacement parts	343.3	314.8
Work-in-process	300.9	243.5
Raw materials and supplies	416.7	319.1
Inventories	$1,539.4	$1,318.2

Reserves for excess and obsolete inventory were $91.4 and $79.9 at June 30, 2006 and December 31, 2005, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2006	December 31, 2005
Property	$53.5	$50.2
Plant	250.2	217.4
Equipment	368.1	311.8
	671.8	579.4
Less: Accumulated depreciation	(305.2)	(249.5)
Net property, plant and equipment	$366.6	$329.9

NOTE H - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $100 at June 30, 2006 and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment depreciates on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE I – ACQUISITIONS

On January 24, 2006, the Company acquired Halco for approximately 8.4 British Pounds in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco are included in the Terex Materials Processing & Mining Segment from the date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited to produce high capacity surface mining trucks in China. Terex owns a controlling 50% interest in this joint venture, Terex NHL, a company incorporated under the laws of China. The results of Terex NHL are included in the Terex Materials Processing & Mining Segment from the date of acquisition.

On April 4, 2006, the Company acquired Power Legend and its affiliates, including a 50% controlling ownership interest in Sichuan Crane, for approximately $25 in cash. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane are included in the Terex Cranes segment from their date of acquisition.

NOTE J - INVESTMENT IN JOINT VENTURE

The Company owns a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

As of June 30, 2006, TFSH had total assets of $430, consisting primarily of financing receivables and lease related equipment, and total liabilities of $388, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2006, the maximum exposure to loss under these guarantees was $28. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE K - GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company’s reportable segments.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2005	$85.0	$85.9	$97.2	$199.4	$88.2	$555.7

Acquisitions	0.7	-	19.1	2.2	-	22.0
Foreign exchange effect and other	1.9	6.3	3.9	12.7	0.1	24.9

Balance at June 30, 2006	$87.6	$92.2	$120.2	$214.3	$88.3	$602.6

In June 2006, the Company made a $0.7 cash payment to the previous owners of Genie Holdings, Inc. and its affiliates (“Genie”), $0.3 of which includes payments to Robert Wilkerson, the Company’s Executive Vice President, Chief Change Officer and President, Terex Aerial Work Platforms. These payments were related to a contingent deferred purchase price adjustment arising out of the Company’s acquisition of Genie on September 18, 2002, and was based on the collection of certain trade receivables which were outstanding on the Genie acquisition date. Total cash payments through June 30, 2006 made to Mr. Wilkerson as a result of this collection activity were $7.1. Genie is included in the Terex Aerial Work Platforms segment.

NOTE L – DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, British Pound, Czech Koruna and Australian Dollar. When using options as a hedging instrument, the Company excludes time value from assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

The Company has entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At June 30, 2006, the Company had $200.0 notional amount of an interest rate swap agreement outstanding, which matures in 2014. The fair market value of this swap at June 30, 2006 was a net loss of $12.7, which is recorded in Other non-current liabilities. This swap agreement has been designated as, and is effective as, a fair value hedge of an outstanding debt instrument. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with an original maturity date in 2011 that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. This gain was recorded as an adjustment to the carrying value of the hedged debt and is being amortized through the debt maturity date. On June 30, 2006, the Company repaid one-third of the hedged debt and, therefore, $1.1 of the unamortized gain was recorded in the second quarter. The unamortized amount of this gain remaining at June 30, 2006 is $2.1 (see Note N – “Long-Term Debt”). This unamortized gain of $2.1, when combined with the market value of the swap agreement held at June 30, 2006 of $12.7, results in a $10.6 addition to the carrying value of the long-term obligations being hedged.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At June 30, 2006, the Company had $589.1 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2007. The fair market value of these swaps at June 30, 2006 was a net gain of $7.3. At June 30, 2006, $562.2 notional amount ($7.1 of fair value gains) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during the six months ended June 30, 2006 and 2005, the Company recorded the change in fair value to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At June 30, 2006, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $7.8 and as a liability of $15.7.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$(0.6)	$-	$(3.0)	$2.6
Additional gains (losses)	3.2	(7.9)	3.1	(7.7)
Amounts reclassified to earnings	2.2	2.2	4.7	(0.6)
Balance at end of period	$4.8	$(5.7)	$4.8	$(5.7)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income as of June 30, 2006 expected to be reclassified into earnings in the next twelve months is $4.8.

NOTE M – RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure it is appropriately positioned to respond to changing market conditions. In 2005, the Company initiated the restructuring programs described below. There have been no material changes relative to the initial restructuring plans established by the Company.

In the fourth quarter of 2005, the Company recorded a charge of $0.3 in Selling, general and administrative expenses for its Unit Rig business (part of the Terex Materials Processing & Mining segment). During the first quarter of 2006, the Company recorded an additional charge of $0.6 in Selling, general and administrative expenses related to additional employee costs for the program. These charges are for the consolidation of Unit Rig’s corporate facilities. The Company implemented this restructuring program to combine the strength of two of its mining businesses to improve after-market support. The program is expected to generate net cash savings of $0.7 annually when implemented and will result in a headcount reduction of 16 employees. The net cash impact of the program is expected to be $2.9, excluding any proceeds received from the sale of the Unit Rig facility in Tulsa, Oklahoma. This program is projected to be completed by September 30, 2006.

The following table sets forth the components and status of the restructuring charges recorded in the six months ended June 30, 2006 that related to productivity and business rationalization:

Employee Termination Costs
Accrued restructuring charges at December 31, 2005	$0.3
Restructuring charges	0.6
Accrued restructuring charges at June 30, 2006	$0.9

There were no restructuring charges during the three months ended June 30, 2006 and 2005. In the aggregate, the restructuring charges described above that were incurred during the six months ended June 30, 2006 were included in Selling, general and administrative expenses ($0.6). The restructuring charges during the six months ended June 30, 2005 were included in Cost of goods sold ($0.2).

During the three and six months ended June 30, 2006, the Company recorded an additional $0.1 and $0.2, respectively, of charges in Cost of goods sold related to programs commenced in prior years. These period charges related to inventory write-downs and were consistent with the initial restructuring plans established by the Company.

NOTE N – LONG-TERM DEBT

On June 30, 2006, the Company completed the redemption of $100 principal amount of its $300 principal amount outstanding 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). The total cash paid was $107.8, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued and unpaid interest of $25.65 per $1,000 principal amount at the redemption date. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note R - “Consolidating Financial Statements”). The 10-3/8% Notes were originally issued March 29, 2001.

In July 2006, the Company announced that it will redeem the remaining $200 outstanding principal amount of the 10-3/8% Notes in August 2006 (see Note S – “Subsequent Events”). This $200 outstanding principal amount has been reclassified as Notes payable and current portion of long-term debt in the Condensed Consolidated Balance Sheet as of June 30, 2006. Additionally, deferred debt acquisition costs for the 10-3/8% Notes and deferred gains associated with a terminated interest rate swap agreement on the 10-3/8% Notes have been reclassified as Notes payable and current portion of long-term debt in the Condensed Consolidated Balance Sheet as of June 30, 2006 (see Note L – “Derivative Financial Instruments”).

NOTE O - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2006, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees is based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for the three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and will be frozen effective June 29, 2007 for the third plan. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$0.6	$0.5	$1.0	$0.8
Interest cost	1.9	1.9	3.7	3.7
Expected return on plan assets	(1.8)	(2.0)	(3.7)	(4.0)
Amortization of prior service cost	0.2	0.3	0.5	0.5
Recognized actuarial loss	0.5	0.7	1.0	1.2
Net periodic cost	$1.4	$1.4	$2.5	$2.2

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$0.1	$-	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	-	0.1	0.1	0.1
Recognized actuarial loss	0.1	0.1	0.2	0.2
Net periodic cost	$0.4	$0.4	$0.8	$0.8

The Company plans to contribute approximately $4 to its U.S. defined benefit pension plans for the year ending December 31, 2006. During the three and six months ended June 30, 2006, the Company contributed $0.9 and $1.4, respectively, to its U.S. defined benefit pension plans.

International Plans – As part of the acquisition of Power Legend and its affiliates, including a 50% controlling ownership interest in Sichuan Crane, on April 4, 2006, the Company acquired a pension plan in China with a projected benefit obligation and accumulated benefit obligation of $4.5, which was recorded as a non-current liability in the Condensed Consolidated Balance Sheet at the date of acquisition. As part of the acquisition of Halco, the Company acquired a pension plan in the United Kingdom with a projected benefit obligation of $14.6, accumulated benefit obligation of $14.6 and fair value of assets of $11.9. The minimum pension liability of $2.7 was recorded as a non-current liability in the Condensed Consolidated Balance Sheet at the date of acquisition. The net periodic cost from the dates of acquisition are included in the table below.

The Company also maintains defined benefit plans in Germany, France and the United Kingdom for some of its subsidiaries. The plans in Germany, China and France are unfunded plans.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$1.3	$1.0	$2.6	$2.0
Interest cost	3.2	3.0	6.3	6.2
Expected return on plan assets	(1.3)	(1.2)	(2.5)	(2.4)
Amortization of prior service cost	0.2	-	0.4	-
Recognized actuarial loss	0.5	0.1	0.8	0.2
Net periodic cost	$3.9	$2.9	$7.6	$6.0

The Company plans to contribute approximately $12 to its international defined benefit pension plans for the year ending December 31, 2006. During the three and six months ended June 30, 2006, the Company contributed $2.9 and $5.7 respectively, to its international defined benefit pension plans.

NOTE P - LITIGATION AND CONTINGENCIES

In the Company’s lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of the Company’s products. The Company is self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. The Company has recorded and maintains a liability in the amount of management’s estimate of the Company’s aggregate exposure for such self-insured risks. For self-insured risks, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of possible loss to be estimable. Management does not believe that the final outcome of such matters will have a material adverse effect on the Company’s financial position.

The Company is involved in various other legal proceedings, including workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

The Company’s outstanding letters of credit totaled $96.3 at June 30, 2006. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ worker compensation obligations. The Company has recorded liabilities for these contingent obligations in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

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

As of June 30, 2006, the Company’s maximum exposure to such credit guarantees was $214.9, including total guarantees issued by Terex Demag, part of the Terex Cranes segment, and Genie, part of the Terex Aerial Work Platforms segment, of $162.9 and $23.9, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. Residual value guarantees issued by the Company totaled $29.4 as of June 30, 2006. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2006, the Company’s maximum exposure pursuant to buyback guarantees was $23.1. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $15 for the estimated fair value of all guarantees provided as of June 30, 2006.

NOTE Q - STOCKHOLDERS’ EQUITY

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$119.2	$71.2	$198.0	$101.8
Other comprehensive income (loss):
Pension liability adjustment	(1.5)	0.8	(2.0)	1.2
Translation adjustment	73.7	(74.7)	93.5	(129.0)
Derivative hedging adjustment	5.4	(5.7)	7.8	(8.3)
Comprehensive income (loss)	$196.8	$(8.4)	$297.3	$(34.3)

NOTE R - CONSOLIDATING FINANCIAL STATEMENTS

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of the 10-3/8% Notes. On June 30, 2006, the Company completed the redemption of $100 principal amount of the 10-3/8% Notes (see Note N – “Long-Term Debt”). On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). As of June 30, 2006, the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 10-3/8% Notes, the 9-1/4% Notes and the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$173.3	$813.7	$1,298.8	$(205.2)	$2,080.6
Cost of goods sold	148.7	635.0	1,094.9	(205.2)	1,673.4
Gross profit	24.6	178.7	203.9	-	407.2
Selling, general & administrative expenses	(30.5)	(51.6)	(111.9)	-	(194.0)
Income (loss) from operations	(5.9)	127.1	92.0	-	213.2
Interest income	3.1	0.2	1.5	-	4.8
Interest expense	(7.7)	(6.6)	(12.1)	-	(26.4)
Loss on early extinguishment of debt	(6.7)	-	-	-	(6.7)
Income from subsidiaries	138.9	-	-	(138.9)	-
Other income (expense) - net	4.7	1.7	(7.1)	-	(0.7)
Income before income taxes	126.4	122.4	74.3	(138.9)	184.2
Provision for income taxes	(7.2)	(0.4)	(57.4)	-	(65.0)
Net income	$119.2	$122.0	$16.9	$(138.9)	$119.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$192.7	$639.0	$1,093.4	$(166.0)	$1,759.1
Cost of goods sold	169.2	553.6	920.1	(166.0)	1,476.9
Gross profit	23.5	85.4	173.3	-	282.2
Selling, general & administrative expenses	(15.5)	(41.8)	(88.0)	-	(145.3)
Income from operations	8.0	43.6	85.3	-	136.9
Interest income	0.3	0.2	1.1	-	1.6
Interest expense	(6.6)	(6.3)	(10.9)	-	(23.8)
Income from subsidiaries	90.4	-	-	(90.4)	-
Other income (expense) - net	(0.4)	0.4	(0.7)	-	(0.7)
Income before income taxes	91.7	37.9	74.8	(90.4)	114.0
Provision for income taxes	(20.5)	(1.1)	(21.2)	-	(42.8)
Net income	$71.2	$36.8	$53.6	$(90.4)	$71.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$342.8	$1,500.7	$2,378.1	$(391.8)	$3,829.8
Cost of goods sold	299.3	1,205.9	1,993.9	(391.8)	3,107.3
Gross profit	43.5	294.8	384.2	-	722.5
Selling, general & administrative expenses	(54.0)	(102.3)	(208.2)	-	(364.5)
Income (loss) from operations	(10.5)	192.5	176.0	-	358.0
Interest income	3.4	0.2	3.1	-	6.7
Interest expense	(14.9)	(13.0)	(23.2)	-	(51.1)
Loss on early extinguishment of debt	(6.7)	-	-	-	(6.7)
Income from subsidiaries	264.9	-	-	(264.9)	-
Other income (expense) - net	8.6	4.2	(12.0)	-	0.8
Income before income taxes	244.8	183.9	143.9	(264.9)	307.7
Provision for income taxes	(46.8)	(0.4)	(62.5)	-	(109.7)
Net income	$198.0	$183.5	$81.4	$(264.9)	$198.0

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$338.5	$1,142.2	$2,021.1	$(291.6)	$3,210.2
Cost of goods sold	301.5	998.3	1,713.6	(291.6)	2,721.8
Gross profit	37.0	143.9	307.5	-	488.4
Selling, general & administrative expenses	(26.1)	(85.0)	(168.9)	-	(280.0)
Income from operations	10.9	58.9	138.6	-	208.4
Interest income	0.6	0.4	2.6	-	3.6
Interest expense	(13.2)	(12.5)	(21.7)	-	(47.4)
Income from subsidiaries	126.2	-	-	(126.2)	-
Other income (expense) - net	(0.6)	0.9	(3.7)	-	(3.4)
Income before income taxes	123.9	47.7	115.8	(126.2)	161.2
Provision for income taxes	(22.1)	(2.0)	(35.3)	-	(59.4)
Net income	$101.8	$45.7	$80.5	$(126.2)	$101.8

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$85.1	$3.4	$437.2	$-	$525.7
Trade receivables - net	29.7	327.4	672.3	-	1,029.4
Intercompany receivables	55.9	44.4	149.8	(250.1)	-
Inventories	144.2	333.3	1,061.9	-	1,539.4
Other current assets	133.5	19.5	168.6	-	321.6
Total current assets	448.4	728.0	2,489.8	(250.1)	3,416.1
Property, plant & equipment - net	15.0	81.8	269.8	-	366.6
Investment in and advances to (from) subsidiaries	1,757.9	(348.2)	(636.6)	(773.1)	-
Goodwill	9.7	254.7	338.2	-	602.6
Other assets	(68.2)	172.7	329.3	-	433.8

Total assets	$2,162.8	$889.0	$2,790.5	$(1,023.2)	$4,819.1

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$198.0	$26.5	$70.9	$-	$295.4
Trade accounts payable	83.2	271.6	756.7	-	1,111.5
Intercompany payables	45.9	(127.5)	331.7	(250.1)	-
Accruals and other current liabilities	103.5	115.8	486.9	-	706.2
Total current liabilities	430.6	286.4	1,646.2	(250.1)	2,113.1
Long-term debt, less current portion	214.2	153.2	393.0	-	760.4
Other long-term liabilities	27.5	86.0	341.6	-	455.1
Stockholders’ equity	1,490.5	363.4	409.7	(773.1)	1,490.5

Total liabilities and stockholders’ equity	$2,162.8	$889.0	$2,790.5	$(1,023.2)	$4,819.1

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2005

(in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$228.9	$2.5	$322.2	$-	$553.6
Trade receivables - net	26.5	234.9	473.6	-	735.0
Intercompany receivables	48.7	168.5	112.6	(329.8)	-
Inventories	121.9	327.8	868.5	-	1,318.2
Other current assets	133.2	20.6	142.9	-	296.7
Total current assets	559.2	754.3	1,919.8	(329.8)	2,903.5
Property, plant & equipment – net	9.8	82.0	238.1	-	329.9
Investment in and advances to (from) subsidiaries	1,085.0	(271.4)	(211.9)	(601.7)	-
Goodwill	9.7	254.0	292.0	-	555.7
Other assets	(35.7)	145.4	301.5	-	411.2

Total assets	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$13.3	$34.7	$-	$48.1
Trade accounts payable	56.0	244.4	613.0	-	913.4
Intercompany payables	25.9	46.6	257.3	(329.8)	-
Accruals and other current liabilities	81.2	93.4	388.5	-	563.1
Total current liabilities	163.2	397.7	1,293.5	(329.8)	1,524.6
Long-term debt less current portion	265.1	300.1	510.6	-	1,075.8
Other long-term liabilities	38.7	86.6	313.6	-	438.9
Stockholders’ equity	1,161.0	179.9	421.8	(601.7)	1,161.0

Total liabilities and stockholders’ equity	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(112.5)	$44.0	$177.2	$-	$108.7
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(33.1)	-	(33.1)
Capital expenditures	(4.2)	(9.9)	(19.7)	-	(33.8)
Investments in and advances to affiliates	-	-	(6.8)	-	(6.8)
Net cash used in investing activities	(4.2)	(9.9)	(59.6)	-	(73.7)
Cash flows from financing activities
Principal repayments of long-term debt	(43.0)	(26.0)	(31.0)	-	(100.0)
Excess tax benefit from stock-based compensation	11.0	-	-	-	11.0
Proceeds from stock options exercised	6.1	-	-	-	6.1
Net borrowings (repayments) under revolving line of credit agreements	(1.2)	(7.2)	8.6	-	0.2
Other - net	-	-	(1.8)	-	(1.8)
Net cash used in financing activities	(27.1)	(33.2)	(24.2)	-	(84.5)
Effect of exchange rate changes on cash and cash equivalents	-	-	21.6	-	21.6
Net (decrease) increase in cash and cash equivalents	(143.8)	0.9	115.0	-	(27.9)
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	-	553.6
Cash and cash equivalents, end of period	$85.1	$3.4	$437.2	$-	$525.7

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by operating activities	$22.3	$17.1	$53.5	$-	$92.9
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(0.1)	-	(0.1)
Capital expenditures	(4.3)	(7.9)	(13.0)	-	(25.2)
Investments in and advances to affiliates	-	-	(4.0)	-	(4.0)
Proceeds from sale of assets	-	-	1.6	-	1.6
Net cash used in investing activities	(4.3)	(7.9)	(15.5)	-	(27.7)
Cash flows from financing activities
Net borrowings (repayments) under revolving line of credit agreements	(0.4)	(0.6)	(17.4)	-	(18.4)
Proceeds from stock options exercised	1.4	-	-	-	1.4
Other - net	-	(9.8)	(5.1)	-	(14.9)
Net cash provided by (used in) financing activities	1.0	(10.4)	(22.5)	-	(31.9)
Effect of exchange rate changes on cash and cash equivalents	-	-	(26.2)	-	(26.2)
Net (decrease) increase in cash and cash equivalents	19.0	(1.2)	(10.7)	-	7.1
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	-	418.8
Cash and cash equivalents, end of period	$130.0	$2.3	$293.6	$-	$425.9

NOTE S – SUBSEQUENT EVENTS

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “New Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative agent and collateral agent. The New Credit Agreement provides the Company with a senior revolving line of credit of up to $700 that is available through July 14, 2012 and senior term debt of up to $200 that will mature on July 14, 2013. The revolving line of credit consists of $500 of available domestic revolving loans and $200 of available multicurrency revolving loans. The New Credit Agreement also provides for incremental loan commitments of up to $300 which may be extended at the option of the New Lenders, in the form of revolving credit loans, term loans or a combination of both.

The New Credit Agreement requires the Company to comply with a substantial number of covenants. These covenants require the Company to meet certain financial tests, namely (a) a requirement that the Company maintain a consolidated leverage ratio, as defined in the New Credit Agreement, not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) a requirement that the Company maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of not less than 1.25 to 1.00 for any period of four consecutive fiscal quarters. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. The New Credit Agreement also contains customary events of default.

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the New Credit Agreement. As a result, on July 14, 2006, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the New Lenders, granting security to the New Lenders for amounts borrowed under the New Credit Agreement.

In connection with the New Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of July 3, 2002, as amended (the “Old Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse, as administrative agent and collateral agent, and related agreements and documents. The Company utilized $200 of term loans under the New Credit Agreement and cash on hand to pay in full all amounts outstanding under the Old Credit Agreement at the date of termination.

On July 14, 2006, the Company announced that it will redeem the remaining $200 outstanding principal amount of the 10-3/8% Notes, effective August 14, 2006. The Company will pay holders of the 10-3/8% Notes 105.188 percent of the principal amount of their 10-3/8% Notes plus accrued and unpaid interest of approximately $38.33 per $1,000 principal amount at the redemption date. Deferred debt acquisition costs for the 10-3/8% Notes and deferred gains associated with a terminated interest rate swap agreement on the 10-3/8% Notes are expected to result in approximately $0.8 of expense upon redemption.

In July 2006, the Company reached an agreement to sell Tatra a.s. (“Tatra”) to a group of private equity investors, including both American and Czech investors who are familiar with Tatra's operations and have long term plans to build that business. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consummation of this transaction is subject to customary closing conditions and the Company currently anticipates that this transaction will close in the third quarter of 2006. As of and for the six months ended June 30, 2006, the approximate amounts of Tatra's Net sales, Income before income taxes, Property, plant and equipment - net, Total assets and Total liabilities relative to the Company’s consolidated financial statement amounts are: 3%, 3%, 14%, 4% and 4%, respectively. Tatra is included in the Terex Roadbuilding, Utility Products and Other segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, mining, shipping, transportation, refining and utility industries. The Company operates in five reporting segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

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

The Terex Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. Terex Cranes products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: American, Bendini, Comedil, Demag, Franna, P&H, Peiner and PPM. The Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a controlling 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), on April 4, 2006. The results of Power Legend and Sichuan Crane are included in the Terex Cranes segment from their date of acquisition.

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Finlay, Halco, Jaques, O&K, Pegson, Powerscreen, Reedrill, Simplicity and Unit Rig. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Terex Materials Processing & Mining segment from their date of acquisition.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, utility equipment (including digger derricks, aerial devices and cable placers) and on/off road heavy-duty vehicles, as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for commercial and military operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross, Tatra and Telelect. Terex also owns the majority of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., also offers customers loans and leases underwritten by various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of all of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain allocated general and corporate items.

Overview

The Company continues to be encouraged by current trends and its performance for the six months ended June 30, 2006. Specifically, the Company experienced strong sales over the same period in 2005, as previously implemented pricing actions, operational improvements and continued strong end-markets are reflected in the results for the first half of 2006. With regard to sales, a major factor in the Company’s performance was the significantly improving economic condition of many of its end-markets and customers, in particular in the rental market and the mining industry, which experienced increased demand, reflecting the higher commodity price environment that started in 2004. End-markets in the North American crane, roadbuilding, and utility products businesses have continued to improve and favorably impacted the Company’s financial performance. Global crane demand, in particular, has rebounded significantly, with current demand outpacing the current ability to produce and supply product, leading to a large current order backlog. Certain of the Company’s construction products, mainly scrap handling equipment, have showed signs of market contraction relative to the prior year period, and production difficulties in certain construction product lines have negatively impacted the Company’s performance.

The Company anticipates continued strong end-market conditions throughout the balance of 2006, with most products continuing to participate in the strong global marketplace. For example, the Company expects opportunities for continued strength in the aerial work platforms and materials processing & mining businesses. Additionally, the crane businesses have been experiencing strong end-market demand globally due to numerous infrastructure initiatives and continue to improve their operating performance. The roadbuilding and utility businesses, and other products manufactured by the Company related to infrastructure improvement, have begun to experience increases in demand for their products, and the Company expects this to continue throughout the balance of 2006.

Since the start of the second quarter of 2006, the Company made several important decisions that are expected to positively contribute to the future financial performance of the Company. In April 2006, Terex completed the acquisition of a 50% controlling interest in Sichuan Crane, a Chinese crane manufacturer. This is the Company’s first manufacturing location in China specifically focused on the crane market and is an important step towards developing better customer relations and capabilities in that important end-market. On June 30, 2006, the Company repaid $100 million principal amount of its outstanding 10-3/8% Senior Subordinated Notes, and on July 14, 2006 called the remaining $200 million principal amount of these Notes for redemption in August 2006. Additionally, on July 14, 2006, the Company entered into a new senior credit facility that provides the Company with increased revolving borrowing abilities and additional operational flexibility. These actions represent major steps in the continued improvement of the Company’s capital structure, reducing the overall interest cost and more effectively managing the cash balances of the Company.

In 2005, the Company introduced the Terex Business System (“TBS”), an operating initiative aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The TBS initiative is a long-term investment built around lean thinking, and the Company is at an early stage of cultural change based on the TBS principles. The core applications of lean thinking involve the Company’s promotion of a culture of continuous improvement and the removal of waste (anything that does not add value) at every organizational level of the Company. The Company remains committed to delivering strong incremental margin improvements throughout the balance of 2006 by realizing the benefits of pricing actions, volume leverage and effective management of supply costs. Specifically, the Company is focusing on steel, steel fabrications and hydraulics as areas where the Company can leverage its size to reduce costs. In addition, during the remainder of 2006, the Company will maintain a focus on cash generation and debt reduction. The Company will concentrate on the implementation of best practices across its locations, and the Company will continue to strive for a target of 15% working capital investment as a percentage of annualized sales, driven mainly by inventory turn improvement. For the three months ended June 30, 2006, working capital as a percentage of the current quarter’s annualized sales stood at 17.5%.

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

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Terex Consolidated

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,080.6	-	$1,759.1	-	18.3%
Gross profit	$407.2	19.6%	$282.2	16.0%	44.3%
SG&A	$194.0	9.3%	$145.3	8.3%	33.5%
Income from operations	$213.2	10.2%	$136.9	7.8%	55.7%

Net sales for the three months ended June 30, 2006 totaled $2,080.6 million, an increase of $321.5 million when compared to the same period in 2005. Net sales relative to 2005 increased in the Terex Aerial Work Platforms segment due to continued improvement in the rental equipment market globally. Net sales in the Terex Construction segment declined relative to the results from 2005, reflecting a slow-down in sales activity for scrap handling equipment and production delays regarding certain construction product lines, offset by modest improvement in both compact and heavy construction equipment demand. Net sales in the Terex Cranes segment increased from 2005 levels, resulting from a broad-based recovery across most product categories and expansion in Asian markets. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2005 from improvements in commodity prices, mainly for coal and iron ore. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2005 in most product categories, including the roadbuilding and utility product lines.

Gross profit for the three months ended June 30, 2006 totaled $407.2 million, an increase of $125.0 million when compared to the same period in 2005. Improvements relative to 2005 were realized in most of the segments of the Company due to pricing actions and volume leverage, despite some component cost pressures that continued to dampen operating results.

Total Selling, general and administrative costs (“SG&A”) increased for the three months ended June 30, 2006 by $48.7 million when compared to the same period in 2005. SG&A costs increased as a result of higher selling and related costs arising from increased sales levels during the second quarter of 2006, as well as the increase in costs attributable to certain equity, stock option, and long term compensation programs. As a percentage of sales, SG&A increased to 9.3% in the second quarter of 2006 from 8.3% in the second quarter of 2005. Approximately 0.6% of this change is due to the equity, stock option and long term incentive program expense increase over the prior period.

Income from operations increased by $76.3 million for the three months ended June 30, 2006 when compared to the same period in 2005. The Terex Aerial Work Platforms segment experienced improvement in income from operations relative to the same period in 2005, due to volume leverage from increased sales and improved realization of pricing actions, resulting from an improving economy primarily in the United States, Europe and Australia. Income from operations in the Terex Construction segment decreased versus the second quarter of 2005, due to the reduced demand for the Company’s scrap handler product, start up delays in the launch of certain new product lines and the unfavorable impact of foreign currency on imports to the United States. Income from operations in the Terex Cranes segment increased as compared to the second quarter of 2005, as this segment experienced higher demand that was broad-based across most product categories and expansion in Asian markets. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives and pricing actions.

Terex Aerial Work Platforms

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$579.6	-	$392.5	-	47.7%
Gross profit	$147.9	25.5%	$74.7	19.0%	98.0%
SG&A	$37.8	6.5%	$23.0	5.9%	64.3%
Income from operations	$110.1	19.0%	$51.7	13.2%	113.0%

Net sales for the Terex Aerial Work Platforms segment for the three months ended June 30, 2006 were $579.6 million, an increase of $187.1 million when compared to the same period in 2005. Net sales increased when compared to the second quarter of 2005 due to stronger demand from the rental channel in the United States, improving demand for the Company’s products internationally, increasing market penetration of the telehandler product line, and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2005 as rental channel customers continued to buy new equipment to primarily expand their fleets to address increased utilization of their existing equipment. Sales of material handler products increased over 33% when compared to the same period in 2005, as this product line continued to see the benefits of integrating with the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the segment’s sales growth over the prior year.

Gross profit for the three months ended June 30, 2006 was $147.9 million, an increase of $73.2 million when compared to the same period in 2005. While gross profit benefited from volume leverage, it was also favorably impacted by the realization of pricing actions that were implemented to offset the increased cost of components over the prior few years. In addition, gross profit was positively impacted by improved margin on sales in the European markets partially as a result of the weaker U.S. dollar.

SG&A costs for the three months ended June 30, 2006 were $37.8 million, an increase of $14.8 million when compared to the same period in 2005. Investment in sales personnel, in particular, to expand new markets internationally to increase market penetration was the primary reason for the additional costs, as well as increased bad debt expense when compared to the prior year period.

Income from operations for the three months ended June 30, 2006 was $110.1 million, an increase of $58.4 million when compared to the same period in 2005. The increase was due to the favorable impact of pricing and volume leverage, partially offset by the impact of increased component costs and the costs associated with the significant increase in production.

Terex Construction

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$428.9	-	$450.0	-	(4.7)%
Gross profit	$58.1	13.5%	$60.9	13.5%	(4.6)%
SG&A	$41.5	9.7%	$32.1	7.1%	29.3%
Income from operations	$16.6	3.9%	$28.8	6.4%	(42.4)%

Net sales in the Terex Construction segment decreased by $21.1 million for the three months ended June 30, 2006 when compared to the same period in 2005, and totaled $428.9 million. The decrease was mainly due to the performance of the scrap handler product line and production ramp-up delays regarding the next generation of certain construction product lines scheduled during the second quarter.

Gross profit decreased slightly to $58.1 million for the three months ended June 30, 2006, a decrease of $2.8 million when compared to 2005 results for the same period. Gross profit was negatively impacted by the reduced sales volume of the scrap handling business, partially offset by pricing actions taken in the other segment businesses.

SG&A costs for the three months ended June 30, 2006 totaled $41.5 million, an increase of $9.4 million when compared to the same period in 2005. The increase was primarily due to increased engineering costs associated with new product development in the Chinese market, the negative translation impact of currency, as well as increased bad debt expense when compared to the prior year period.

Income from operations for the three months ended June 30, 2006 totaled $16.6 million, a decrease of $12.2 million when compared to $28.8 million for the same period in 2005, resulting primarily from the increase in SG&A coupled with the reduction in gross profit from reduced sales volume.

Terex Cranes

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$440.6	-	$336.2	-	31.1%
Gross profit	$70.7	16.0%	$45.5	13.5%	55.4%
SG&A	$33.8	7.7%	$29.1	8.7%	16.2%
Income from operations	$36.9	8.4%	$16.4	4.9%	125.0%

Net sales for the Terex Cranes segment for the three months ended June 30, 2006 increased by $104.4 million and totaled $440.6 million when compared to $336.2 million for the same period in 2005. The strong increase in net sales from the second quarter of 2005 was due to a general improvement in all businesses and product categories, particularly year over year improvement in Terex’s international mobile and crawler crane businesses. The acquisition of a controlling interest in Sichuan Crane accounted for approximately 7% of net sales in the second quarter.

Gross profit for the three months ended June 30, 2006 increased by $25.2 million relative to the same period in 2005 and totaled $70.7 million. Gross profit in the three months ended June 30, 2006 benefited from increased sales volume, the positive impact of pricing actions and the strong recovery in the North American cranes business all improving manufacturing throughput, more than offsetting the negative impact of component cost increases.

SG&A costs for the three months ended June 30, 2006 totaled $33.8 million, an increase of $4.7 million over the same period in 2005. The increase was due to higher spending levels in all cranes businesses, mainly driven by higher net sales volume. However, as a percentage of net sales, SG&A spending decreased to 7.7% as compared to 8.7% in the second quarter of 2005, reflecting the benefit of higher sales volume and absorption of fixed overhead costs.

Income from operations for the three months ended June 30, 2006 totaled $36.9 million, an increase of $20.5 million when compared to $16.4 million for the same period in 2005. Income from operations in 2006 was positively impacted by pricing increases in excess of cost pressures from suppliers, the benefit of higher sales volume and increased overhead absorption, as well as the impact of the acquisition of a controlling interest in Sichuan Crane.

Terex Materials Processing & Mining

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$406.1	-	$358.3	-	13.3%
Gross profit	$85.8	21.1%	$65.0	18.1%	32.0%
SG&A	$36.7	9.0%	$30.1	8.4%	21.9%
Income from operations	$49.1	12.1%	$34.9	9.7%	40.7%

Net sales in the Terex Materials Processing & Mining segment increased by $47.8 million to $406.1 million in the second quarter of 2006 compared to $358.3 million in the comparable period in 2005. The increase in net sales was attributable to the overall strong demand for mining products, mainly the hydraulic mining excavators manufactured in Dortmund, Germany, which benefited from a broader distribution network, and the continued growth of the crushing and screening product lines.

Gross profit increased by $20.8 million in the three months ended June 30, 2006 when compared to the comparable period in 2005 and totaled $85.8 million. Gross profit improved as a result of the increased sales volume and increased pricing from existing operations, both in terms of new machines and parts and service.

SG&A costs increased by $6.6 million in the second quarter of 2006 relative to the comparable period in 2005, to $36.7 million. The increase in SG&A expense was mainly due to additional staffing to address sales growth, period costs associated with the relocation of the U.S. mining truck business personnel, and the acquisition of the Halco business in the first quarter.

Income from operations for the Terex Materials Processing & Mining segment was $49.1 million in the second quarter of 2006, an increase of $14.2 million from $34.9 million in the comparable period in 2005. The increase was a result of higher demand for the segment’s products, resulting primarily from continued strong commodity pricing and the increase in global distribution for the hydraulic mining excavators, partially offset by increased component costs.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$255.2	-	$250.9	-	1.7%
Gross profit	$44.7	17.5%	$33.1	13.2%	35.0%
SG&A	$27.1	10.6%	$24.1	9.6%	12.4%
Income from operations	$17.6	6.9%	$9.0	3.6%	95.6%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2006 were $255.2 million, an increase of $4.3 million when compared to the same period in 2005. Net sales grew in most business units and product categories, especially in the core businesses of roadbuilding and utility products, as the end markets in the United States have begun to show improvement linked to the passage of the federal highway and energy spending bills.

Gross profit for the three months ended June 30, 2006 totaled $44.7 million, an increase of $11.6 million when compared to the same period in 2005. Gross profit as a percentage of sales improved in the utilities business, with most other businesses showing a slight decline. Gross profit as a percentage of sales, in this largely United States based business segment, was favorably impacted by pricing actions, as well as the positive effects of certain restructuring activities that were implemented over the prior few years, offset somewhat by component cost increases. The non-core on/off road heavy-duty vehicle business made a positive contribution to the gross profit as a percentage of sales over the prior year.

SG&A costs for the three months ended June 30, 2006 totaled $27.1 million, an increase of $3.0 million when compared to the same period in 2005. The net increase was mainly due to increased selling expenses in support of expansion of the Brazilian roadbuilding operation and additional bad debt expense in the non-core on/off road heavy-duty vehicle business.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2006 was $17.6 million, an increase of $8.6 million when compared to the same period in 2005. The increase reflects the improved roadbuilding and utility product businesses, as well as year over year improvement in the non-core on/off road heavy-duty vehicle business.

Terex Corporate / Eliminations

	Three Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(29.8)	-	$(28.8)	-	3.5%
Income (loss) from operations	$(17.1)	57.4%	$(3.9)	13.5%	338.5%

The Company’s consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were not allocated to the business segments, which in 2006 were primarily attributable to the increased cost of equity and long term compensation programs, stock option expense and certain expenses related to the Company’s global enterprise system implementation.

Net Interest Expense

During the three months ended June 30, 2006, the Company’s net interest expense was comparable to the same period in the prior year and totaled $21.6 million. Lower debt balances offset the effects of higher interest rates.

Loss on Early Extinguishment of Debt

The Company recorded a $5.2 million expense associated with the call premium for the repayment of $100 million of outstanding debt, in addition to $1.5 million of debt acquisition costs accelerated as a result of this debt repayment.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2006 remained flat compared to the prior year and was a net expense of ($0.7) million.

Income Taxes

During the three months ended June 30, 2006, the Company recognized income tax expense of $65.0 million on income before income taxes of $184.2 million, an effective rate of 35.3%, as compared to income tax expense of $42.8 million on income before income taxes of $114.0 million, an effective rate of 37.5%, for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2006 was lower than the prior year period primarily due to changes in the geographical distribution of earnings, with increased income generated in the U.S. relative to the Company’s foreign businesses.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Terex Consolidated

	Six Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,829.8		$3,210.2	-	19.3%
Gross profit	$722.5	18.9%	$488.4	15.2%	47.9%
SG&A	$364.5	9.5%	$280.0	8.7%	30.2%
Income from operations	$358.0	9.3%	$208.4	6.5%	71.8%

Net sales for the six months ended June 30, 2006 totaled $3,829.8 million, an increase of $619.6 million when compared to the same period in 2005. The Company continued to realize the benefits of end-market recoveries and pricing actions. Net sales relative to 2005 significantly increased in the Terex Aerial Work Platforms segment as a result of improved economic conditions in the rental equipment market, with an increasing proportion of sales from international growth. Net sales in the Terex Construction segment were down slightly, due to decreased demand for the scrap handling product line, production delays regarding certain product lines and the unfavorable impact of the weak U.S. dollar relative to the Euro and British Pound on imports into the United States. Net sales in the Terex Cranes segment increased from 2005 levels, mainly in the North American crane business, although the recovery was broad-based across most product categories and was helped by expansion in Asian markets. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2005 from improvements in commodity prices, mainly for coal and iron ores, increasing overall demand for its products, particularly hydraulic excavators. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased slightly relative to 2005 in most product categories, including the roadbuilding and utility product lines.

Gross profit for the six months ended June 30, 2006 totaled $722.5 million, an increase of $234.1 million when compared to the same period in 2005. Improvements relative to 2005 were realized in most segments of the Company due to the impact of pricing actions and volume leverage, despite continued component cost pressures negatively impacting operating results.

Total SG&A increased for the six months ended June 30, 2006 by $84.5 million when compared to the same period in 2005. SG&A costs increased as a result of higher selling and related costs arising from increased sales levels during the first half of 2006, increased costs attributable to certain equity, stock option, and long term compensation programs, as well as expense related to the Company’s global enterprise system implementation.

Income from operations increased by $149.6 million for the six months ended June 30, 2006 when compared to the same period in 2005. The Terex Aerial Work Platforms segment experienced significant improvement in income from operations relative to the same period in 2005, due to volume leverage from increased sales and improved realization of pricing actions, resulting from an improving economy primarily in the United States, Europe and Australia. Income from operations in the Terex Construction segment decreased versus the first half of 2005, due to the reduced demand for the Company’s scrap handler product, start up delays in the launch of certain new product lines and the unfavorable impact of foreign currency on imports to the United States. Income from operations in the Terex Cranes segment increased as compared to the first half of 2005, as this segment experienced higher demand that was broad-based across most product categories and expansion in Asian markets. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels. Income from operations in the Terex Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives and pricing actions.

Terex Aerial Work Platforms

	Six Months Ended June 30,
	2006		2005
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,038.1	-	$700.5	-	48.2%
Gross profit	$264.9	25.5%	$128.5	18.3%	106.1%
SG&A	$74.9	7.2%	$47.4	6.8%	58.0%
Income from operations	$190.0	18.3%	$81.1	11.6%	134.3%

Net sales for the Terex Aerial Work Platforms segment for the six months ended June 30, 2006 were $1,038.1 million, an increase of $337.6 million when compared to the same period in 2005. Net sales increased when compared to the first half of 2005 as a result of stronger demand from the rental channel in the United States, improving demand for the Company’s products internationally, increasing market penetration of the telehandler product line, and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2005 as rental channel customers continued to buy new equipment, primarily to address increased utilization of their existing equipment. Sales of telehandler products increased significantly when compared to the same period in 2005, as this product line continued to see the benefits of integrating the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the segment’s sales growth over the prior year period.

Gross profit for the six months ended June 30, 2006 was $264.9 million, an increase of $136.4 million when compared to the same period in 2005. While gross profit benefited from the volume leverage impact of increased sales, it was also favorably affected by pricing actions that were implemented to offset increases in the cost of components over the prior few years.

SG&A costs for the six months ended June 30, 2006 were $74.9 million, an increase of $27.5 million when compared to the same period in 2005. Resources added to address the increasing sales levels and to expand the international sales and service infrastructure were the primary reasons for the additional costs, as well as increased bad debt expense when compared to the prior year period.

Income from operations for the six months ended June 30, 2006 was $190.0 million, an increase of $108.9 million when compared to the same period in 2005. The increase was due to the favorable impact of pricing and volume leverage, partially offset by the impact of increased component costs and the costs associated with the significant increase in production.

Terex Construction

	Six Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$762.4		$782.1	-	(2.5)%
Gross profit	$96.0	12.6%	$99.8	12.8%	(3.8)%
SG&A	$76.4	10.0%	$63.9	8.2%	19.6%
Income from operations	$19.6	2.6%	$35.9	4.6%	(45.4)%

Net sales in the Terex Construction segment decreased by $19.7 million for the six months ended June 30, 2006 when compared to the same period in 2005. The slight decrease in net sales reflected a mixture of results, with positive year over year performance by the off-highway truck and loader backhoe product lines more than offset by softening in certain other businesses, mainly the scrap handler product line.

Gross profit decreased to $96.0 million for the six months ended June 30, 2006, a decrease of $3.8 million when compared to 2005 results for the same period. Gross profit was negatively impacted by the reduced sales volume of the scrap handling business and costs associated with the launch of new product lines, partially offset by price increases.

SG&A costs for the six months ended June 30, 2006 totaled $76.4 million, an increase of $12.5 million when compared to the same period in 2005. Costs related to product development efforts, engineering costs ahead of a new product launch scheduled for the second half of 2006, costs associated with developing the Chinese market, increased bad debt expense versus the prior year, and increased resources to manage the sales growth in certain businesses were the primary drivers for the increase in SG&A.

Income from operations for the six months ended June 30, 2006 totaled $19.6 million, a decrease of $16.3 million when compared to $35.9 million for the same period in 2005, primarily resulting from the increase in SG&A expense with no improvement in gross profit.

Terex Cranes

	Six Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$809.3		$635.0	-	27.4%
Gross profit	$125.9	15.6%	$76.5	12.0%	64.6%
SG&A	$63.0	7.8%	$54.9	8.6%	14.8%
Income from operations	$62.9	7.8%	$21.6	3.4%	191.2%

Net sales for the Terex Cranes segment for the six months ended June 30, 2006 were $809.3 million, an increase of $174.3 million when compared to the same period in 2005. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in North American cranes and tower cranes in general, when compared to the first half of 2005. Net sales also increased approximately 5% due to the revenue generated by the recent acquisition of a controlling interest in Sichuan Crane.

Gross profit for the six months ended June 30, 2006 increased by $49.4 million relative to the same period in 2005 and totaled $125.9 million. Gross profit in the six months ended June 30, 2006 benefited from increased sales volume, the positive impact of pricing actions taken during 2005 and the strong recovery in the North American cranes market, more than offsetting the negative impact of component cost pressures.

SG&A costs for the six months ended June 30, 2006 totaled $63.0 million, an increase of $8.1 million over the same period in 2005. The increase was due to higher spending levels in all cranes businesses, mainly driven by higher sales volume. However, as a percentage of net sales, SG&A spending decreased to 7.8% as compared to 8.6% in the first half of 2005, reflecting the benefit of higher sales volume and the absorption of fixed overhead costs.

Income from operations for the six months ended June 30, 2006 totaled $62.9 million, a significant increase of $41.3 million when compared to $21.6 million for the same period in 2005. Income from operations in 2006 was positively impacted by pricing actions in excess of cost pressures from suppliers.

Terex Materials Processing & Mining

	Six Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$787.0		$674.0	-	16.8%
Gross profit	$162.1	20.6%	$114.0	16.9%	42.2%
SG&A	$72.0	9.1%	$59.2	8.8%	21.6%
Income from operations	$90.1	11.4%	$54.8	8.1%	64.4%

Net sales in the Terex Materials Processing & Mining segment increased by $113.0 million to $787.0 million in the first six months of 2006, compared to $674.0 million in the same period in 2005. The increase in net sales was attributable to the overall strong demand for mining products, mainly the hydraulic mining excavators manufactured in Dortmund, Germany, which benefited from a broader distribution network, and the continued growth of the crushing and screening product lines.

Gross profit increased by $48.1 million in the six months ended June 30, 2006 when compared to the same period in 2005 and totaled $162.1 million. Gross profit improved as a result of the increased sales volume and pricing actions from existing operations, particularly the crushing and screening product lines, both in terms of new machines and parts and service.

SG&A costs increased by $12.8 million to $72.0 million in the first six months of 2006 relative to the comparable period in 2005. The increase in SG&A expense was mainly due to additional staffing to meet sales growth, period costs associated with the relocation of the U.S. mining truck business personnel, and the acquisition of the Halco business in the first quarter.

Income from operations for the Terex Materials Processing & Mining segment was $90.1 million for the first six months of 2006, a significant increase of $35.3 million from $54.8 million in the comparable period in 2005. The increase was a result of higher demand for the segment’s products, due primarily to continued strong commodity pricing, the increase in global distribution for the hydraulic mining excavators and the benefits of prior pricing actions, partially offset by increased component costs.

Terex Roadbuilding, Utility Products and Other

	Six Months Ended June 30,
	2006		2005
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$489.5		$470.1	-	4.1%
Gross profit	$76.5	15.6%	$67.6	14.4%	13.2%
SG&A	$48.5	9.9%	$47.2	10.0%	2.8%
Income from operations	$28.0	5.7%	$20.4	4.3%	37.3%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2006 were $489.5 million, an increase of $19.4 million when compared to the same period in 2005. Growth was achieved in most business units and product categories, but especially in the core businesses of roadbuilding and utility products.

Gross profit for the six months ended June 30, 2006 totaled $76.5 million, an increase of $8.9 million when compared to the same period in 2005. Gross profit as a percentage of sales improved in the utilities business, with the other businesses showing a slight decline. Gross profit as a percentage of sales, in this largely United States based business segment, was favorably impacted by pricing actions, as well as the positive effects of certain restructuring activities that were implemented over the prior few years, offset somewhat by increases in component costs.

SG&A costs for the segment for the six months ended June 30, 2006 totaled $48.5 million, an increase of $1.3 million when compared to the same period in 2005, although costs were relatively flat as a percentage of net sales.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2006 was $28.0 million, an increase of $7.6 million when compared to the same period in 2005. The increase was due primarily to the favorable impact of pricing actions and the positive effect of recent cost reduction activities.

Terex Corporate / Eliminations

	Six Months Ended June 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(56.5)	-	$(51.5)	-	9.7%
Income (loss) from operations	$(32.6)	57.7%	$(5.4)	10.5%	503.7%

The Company’s consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were not allocated to the business segments, which in 2006 were primarily attributable to the increased cost of equity and long term compensation programs, stock option expense, and certain expenses related to the Company’s global enterprise system implementation.

Net Interest Expense

During the six months ended June 30, 2006, the Company’s net interest expense was comparable to the same period in the prior year and totaled $44.4 million. Lower debt balances offset the effects of higher interest rates.

Loss on Early Extinguishment of Debt

The Company recorded a $5.2 million expense associated with the call premium for the repayment of $100 million of outstanding debt, in addition to $1.5 million of debt acquisition costs accelerated as a result of this debt repayment.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2006 was income of $0.8 million compared to expense of ($3.4) million in the comparable period for 2005. In 2006, the primary drivers of other income (expense) – net were the equity earnings in non-consolidated affiliates, amortization of debt acquisition costs and the allocation of equity income (loss) to minority interests.

Income Taxes

During the six months ended June 30, 2006, the Company recognized income tax expense of $109.7 million on income before income taxes of $307.7 million, an effective rate of 35.7%, as compared to income tax expense of $59.4 million on income before income taxes of $161.2 million, an effective rate of 36.8%, in the prior year period. The effective tax rate for the six months ended June 30, 2006 was lower than the prior year period primarily due to changes in the geographical distribution of earnings, with increased income generated in the U.S. relative to the Company’s foreign businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $525.7 million at June 30, 2006. In addition, the Company had $205.7 million available for borrowing under its revolving credit facilities at June 30, 2006.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. The Company continues to focus on collection of receivables in a timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through several pre-arranged facilities. The discontinuance of these facilities could negatively affect the Company’s liquidity. During the second quarter of 2006 and 2005, the Company sold, without recourse, accounts receivable approximating 12% and 15% of its second quarter revenue in 2006 and 2005, respectively, to provide additional liquidity.

The Company is reducing inventory in relation to its sales volume by sharing, throughout the Company, many of the best practices and lean manufacturing processes that several of its business units have successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company’s working capital requirements.

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

•

As the Company’s sales increase, the absolute amount of working capital needed to support the business may increase with a corresponding reduction in cash generated by operations. The initiatives described above are intended to reduce the relative increase in working capital.

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

Traditionally, the Company’s customers’ peak buying periods are in the first half of a calendar year as a result of their need to have new equipment available for the spring, summer and fall construction season. Therefore, historically, the Company’s sales have tended to be seasonal, with more than half of the Company’s sales typically generated in the first two quarters of a calendar year.

For 2006, the Company anticipates sales in the first half of the year to be slightly greater than sales in the second half of the year. Sales in the first half of 2006 were driven by the Company’s customers desire for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales in the second half of 2006 are anticipated to reflect high demand for backlog orders in the aerial work platforms and mining businesses that will be accepted late in the year, an expected increase in roadbuilding orders arising later in the year as that business continues to recover, and anticipated orders for new products to be introduced by the Terex Construction segment in the third quarter, leading to a ramp-up in sales for that group in the second half of the year.

As a result of its traditional seasonality, the Company tends to use cash to fund its operations during the first half of a calendar year and generate cash from operations during the second half of the year. In 2006, the Company used cash to fund its operations in the first quarter of the year and generated cash in the second quarter, and expects to generate cash in the remainder of the year, due largely to improved working capital efficiency and increased profitability.

To help fund its traditional seasonal cash pattern, the Company has maintained a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. During 2005 and the first six months of 2006, the Company maintained a bank credit facility that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that was available through July 2007. The facility also included provisions for an additional $250 million of term borrowing by the Company on terms similar to the original term loan debt under the facility, of which the Company had used $210 million of additional term borrowings.

Under the amended and restated credit agreement, dated as of July 3, 2002, as amended (the “Old Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse, as administrative agent and collateral agent, the Company could borrow if it complied with a number of covenants. These covenants required the Company to meet certain financial tests, including a pro forma consolidated leverage ratio test, a consolidated interest ratio test, a consolidated fixed charge ratio test, and a capital expenditures test. These covenants were required quarterly. As of June 30, 2006, the Company was in compliance with all of its financial covenants under the Old Credit Agreement.

On July 14, 2006, the Company and certain of its subsidiaries entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative agent and collateral agent. The New Credit Agreement provides the Company with a senior revolving line of credit of up to $700 million that is available through July 14, 2012 and senior term debt of up to $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The New Credit Agreement also provides for incremental loan commitments of up to $300 million, which may be extended at the option of the New Lenders, in the form of revolving credit loans, term loans or a combination of both.

The New Credit Agreement requires the Company to comply with a substantial number of covenants. These covenants require the Company to meet certain financial tests, namely (a) a requirement that the Company maintain a consolidated leverage ratio, as defined in the New Credit Agreement, not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) a requirement that the Company maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of not less than 1.25 to 1.00 for any period of four consecutive fiscal quarters. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. The New Credit Agreement also contains customary events of default.

The Company’s future compliance with its financial covenants under the New Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, both requiring the Company to refrain from taking certain actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis. The Company’s future ability to provide its bank lending group with financial information on timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission (“SEC”) in a timely manner.

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the New Credit Agreement. As a result, on July 14, 2006, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the New Lenders, granting security to the New Lenders for amounts borrowed under the New Credit Agreement.

In connection with the New Credit Agreement, the Company terminated the Old Credit Agreement and related agreements and documents. The Company used the proceeds from $200 million of term loans under the New Credit Agreement and cash on hand to pay in full all amounts outstanding under the Old Credit Agreement at the date of termination.

On June 30, 2006, the Company completed the redemption of $100 million principal amount of its $300 million principal amount outstanding 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). The total cash paid was $107.8 million, and included a call premium of 5.188% as set forth in the indenture for these 10-3/8% Notes plus accrued and unpaid interest of $25.65 per $1,000 principal amount at the redemption date. The 10-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note R - “Consolidating Financial Statements”). The 10-3/8% Notes were originally issued March 29, 2001.

The Company announced on July 14, 2006 that it will redeem the remaining $200 million outstanding principal amount of the 10-3/8% Notes effective August 14, 2006. Terex will pay holders of the 10-3/8% Notes 105.188% of the principal amount of their 10-3/8% Notes plus accrued and unpaid interest of approximately $38.33 per $1,000 principal amount at the redemption date.

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated pro forma leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under the Company’s Old Credit Agreement was 4.77% at June 30, 2006.

During June 2006, Moody’s Investors Service, Inc. improved its issuer rating for the Company from B2 to Ba3 and Standard and Poor’s Ratings Service improved its issuer rating for the Company from BB- to BB.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this balance will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

The Company continues to review its alternatives to improve its capital structure and to reduce debt service costs through a combination of debt refinancing, issuing equity, asset sales and the sale of non-strategic businesses. The Company’s ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company’s ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company’s failure to file certain of its periodic reports on a timely basis currently limits the ability of the Company to access the capital markets using short-form registration for a period of twelve months from May 31, 2006. In addition, the terms of the Company’s bank credit facility and senior subordinated notes restrict the Company’s ability to make further borrowings or to sell substantial portions of its assets.

Cash Flows

Cash provided by operations for the six months ended June 30, 2006 totaled $108.7 million, as compared to cash provided by operations of $92.9 million for the six months ended June 30, 2005. The increase in cash provided by operations is consistent with the increase in sales volume, reflecting the improvement in the Company’s financial performance and its continued focus on managing working capital requirements.

Cash used in investing activities for the six months ended June 30, 2006 was $73.7 million, or $46.0 million more than cash used in investing activities for the six months ended June 30, 2005. The 2006 increase was primarily due to the acquisitions of Halco and Power Legend/Sichuan Crane, combined with higher capital expenditures.

The Company used cash from financing activities of $84.5 million for the six months ended June 30, 2006, compared to cash used for financing activities for the six months ended June 30, 2005 of $31.9 million. The change in financing cash flows was primarily due to the repayment of $100 million principal amount of the 10-3/8% Notes in the second quarter of 2006, partially offset by lower net repayments under the Company’s lines of credit for the six months ended June 30, 2006 compared with the same period in 2005, as well as the financing inflow resulting from excess tax benefits associated with stock-based compensation.

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

As of June 30, 2006, the Company’s maximum exposure to such credit guarantees was $214.9 million, including total credit guarantees issued by Terex Demag, part of the Terex Cranes segment, and Genie, part of the Terex Aerial Work Platforms segment, of $162.9 million and $23.9 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note P – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $29.4 million at June 30, 2006. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2006, the Company’s maximum exposure pursuant to buyback guarantees was $23.1 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $15 million for the estimated fair value of all guarantees provided as of June 30, 2006.

Variable Interest Entities

The Company owns a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial results. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

As of June 30, 2006, TFSH had total assets of $430 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $388 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2006, the maximum exposure to loss under these guarantees was $28 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 million in cash to TFSH.

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances substantially all of the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2006, the historical cost of equipment being leased back from the financing companies was approximately $83 million and the minimum lease payments for the remainder of 2006 will be approximately $9 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues may or may not be incurred in the same currencies. The major foreign currencies, among others, in which the Company does business are the Euro, British Pound, Australian Dollar and Czech Koruna. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2006, the Company had foreign exchange contracts with a notional value of $589.1 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into an interest rate swap agreement to convert the fixed rate to a floating rate with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes. The floating rate is based on a spread of 2.45% over the London Interbank Offer Rate (“LIBOR”). At June 30, 2006, the floating rate was 8.05%.

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

Terex also received a subpoena from the SEC dated May 9, 2005, in a matter entitled “In the Matter of United Rentals, Inc.” The subpoena principally requested information to assist the SEC in its investigation of four transactions involving Terex and its subsidiaries, on the one hand, and United Rentals, Inc. on the other, in 2000 and 2001. Terex is also cooperating fully with this investigation. The U.S. Attorney’s office has also requested information from the Company about these transactions and the Company intends to fully cooperate with this request.

A class action and derivative complaint entitled Michael Morter, derivatively on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant, was previously filed. The complaint alleges breach of fiduciary duty and breach of the Company’s by-laws. The Company has reached an agreement, which is subject to court approval, to settle the lawsuit with the plaintiffs and accordingly, the Company anticipates that the complaint will be withdrawn. The agreement would require the Company to make minor modifications to its Governance Guidelines and its Audit Committee Charter and will not have a material impact on the Company’s financial statements.

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

In June 2006, the FASB ratified EITF Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of FASB No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. The provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of adopting EITF No. 06-3.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact on its financial statements of adopting FIN No. 48.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound, Czech Koruna and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At June 30, 2006, the Company had foreign currency contracts with a notional value of $589.1 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $7.3 million at June 30, 2006.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company manages its exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintains an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At June 30, 2006, approximately 50.7% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was approximately 8.14%.

At June 30, 2006, the Company had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. The floating rate was 8.05% at June 30, 2006. The fair market value of this arrangement, which represents the cost to settle this contract, was a net loss of $12.7 million.

At June 30, 2006, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at June 30, 2006 would have increased interest expense by approximately $1.9 million in the six months ended June 30, 2006.

Commodities Risk

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company’s performance may be impacted by extreme movements in material costs and from availability of these materials. Specifically, the Company has recently had difficulty in obtaining some of its necessary components, particularly large off-highway tires. In addition, during recent periods, the Company was affected by increases in the cost of steel. Steel is a major material component for many of the Company’s products, so as the cost of steel increased, the cost to manufacture these products increased. The cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company’s requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the increases in the cost of steel, for example, the Company designed and implemented plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs, and increasing the price of the Company’s products. Tire shortages can impact customer deliveries, and the Company continues to search for acceptable alternative supply sources, as well as utilizing customer provided tires and re-treaded used tires in appropriate circumstances. In reaction to supplier cost increases, starting in 2005, several of the Company’s operations implemented price increases and/or surcharges directly intended to offset increases in the prices of steel and other components.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified the following material weaknesses in the Company’s internal control over financial reporting: (a) maintenance of a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and (b) accounting for income taxes. Remediation of these weaknesses had not yet been fully evidenced and therefore these material weaknesses continued to exist as of June 30, 2006.

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

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended June 30, 2006 to address the material weaknesses identified as of December 31, 2005:

•

Provided enhanced and ongoing training for financial and tax personnel, including a three day global finance conference with 70 senior finance team members addressing various financial training and development areas, in addition to internal control improvement objectives.

•	Selected a specific set of core competencies for business unit finance leaders as a key element of the Company’s human resource planning for evaluating and developing finance personnel.

•

Continued the business practices training begun in 2005 by holding two full day mandatory business practices meetings in May 2006 that were attended by 57 of Terex’s senior management team members. The meetings were conducted by the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Senior Vice President of Human Resources as well as several others and covered the Company’s Code of Ethics and Conduct, U.S. GAAP, compliance, full disclosure and other business practice matters.

•

Recruited and upgraded additional personnel in key areas throughout the Company’s financial organization to both keep pace with the growth of the Company and to enhance the capabilities of the Company’s financial organization, including second quarter 2006 appointments of a Terex Financial Services Vice President of Finance, an additional U.S. Tax Manager, a European Tax Manager, a European Internal Audit Manager, a U.S. based Manager of Internal Control Compliance, a site Finance Director at a Construction segment location and a site Controller at a Materials Processing & Mining segment location.

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

The risk factor presented below updates and replaces the risk factor entitled “The Company has debt outstanding and must comply with restrictive covenants in its debt agreements” disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and should be considered in addition to the risk factors disclosed in such Annual Report. There have been no other material changes to the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has debt outstanding and must comply with restrictive covenants in its debt agreements.

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “New Credit Agreement”). The New Credit Agreement contains a number of significant covenants, which limit Terex’s ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require the Company to meet certain financial tests. Specifically, these financial tests are a pro forma consolidated leverage ratio test and a consolidated fixed charge ratio test. While the Company is currently in compliance with both of the foregoing tests, increases in Terex’s debt or decreases in Terex’s earnings could cause the Company to be in default of these financial covenants. If the Company is unable to comply with these covenants, there would be a default under the Company’s debt agreements. In addition, changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by Terex’s lenders, could result in acceleration of the Company’s debt and possibly bankruptcy.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended June 30, 2006 of Common Stock that is registered by the Company pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2006 - April 30, 2006	—		—	—	—

May 1, 2006 - May 31, 2006	—		—	—	—

June 1, 2006 - June 30, 2006	2,398	(1)	$ 40.27	—	—

Total	2,398		$ 40.27	—	—

(1)	On June 14, 2006, the Company accepted 2,398 shares from an executive officer of the Company as payment of an option exercise price.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 31, 2006, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on April 21, 2006 voted on the three proposals included in the Company’s proxy statement as follows:

	For	Withheld

Proposal 1: To elect nine directors to hold
office for one year or until their successors are duly elected and qualified:
Ronald M. DeFeo	79,520,602	1,338,768
G. Chris Andersen	79,809,370	1,050,000
Paula H. J. Cholmondeley	75,063,878	5,795,492
Don DeFosset	76,065,336	4,794,034
William H. Fike	79,454,726	1,404,644
Dr. Donald P. Jacobs	76,065,404	4,793,966
David A. Sachs	75,105,148	5,754,222
J. C. Watts, Jr.	31,615,880	49,243,490
Helge H. Wehmeier	80,815,240	44,130

	For	Against	Abstentions	Broker Non-Votes

Proposal 2: To ratify the selection of
Pricewaterhouse Coopers LLP as independent accountants of the Company for 2006:	75,863,120	4,934,808	61,442	—

Proposal 3: To consider a stockholder
proposal requesting that the Company issue annual sustainability reports:	36,344,352	38,798,594	5,716,422	—

Item 5.	Other Information

Recent Developments

On July 14, 2006, the Company and certain of its subsidiaries entered into the New Credit Agreement with the New Lenders and Credit Suisse, as administrative agent and collateral agent. The New Credit Agreement provides the Company with a senior revolving line of credit of up to $700 million that is available through July 14, 2012 and senior term debt of up to $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The New Credit Agreement also provides for incremental loan commitments of up to $300 million, which may be extended at the option of the New Lenders in the form of revolving credit loans, term loans or a combination of both.

The New Credit Agreement requires the Company to comply with a substantial number of covenants. These covenants require the Company to meet certain financial tests, namely (a) a requirement that the Company maintain a consolidated leverage ratio, as defined in the New Credit Agreement, not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) a requirement that the Company maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of not less than 1.25 to 1.00 for any period of four consecutive fiscal quarters. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. The New Credit Agreement also contains customary events of default.

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the New Credit Agreement. As a result, on July 14, 2006, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the New Lenders, granting security to the New Lenders for amounts borrowed under the New Credit Agreement.

In connection with the New Credit Agreement, the Company terminated the Old Credit Agreement and related agreements and documents. The Company used the proceeds from $200 million of term loans under the New Credit Agreement and cash on hand to pay in full all amounts outstanding under the Old Credit Agreement at the date of termination.

On July 14, 2006, the Company announced that it will redeem the remaining $200 million outstanding principal amount of the 10-3/8% Notes, effective August 14, 2006. The Company will pay holders of the 10-3/8% Notes 105.188% of the principal amount of their 10-3/8% Notes plus accrued and unpaid interest of approximately $38.33 per $1,000 principal amount at the redemption date.

In July 2006, the Company reached an agreement to sell Tatra a.s. (“Tatra”) to a group of private equity investors, including both American and Czech investors who are familiar with Tatra's operations and have long term plans to build that business. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. Consummation of this transaction is subject to customary closing conditions and the Company currently anticipates that this transaction will close in the third quarter of 2006.

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or the future financial performance of the Company that involve certain contingencies and uncertainties, including those discussed above in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. The Company has based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond the Company’s control, include, among others:

•	the Company’s businesses are highly cyclical and weak general economic conditions may affect the sales of their products and their financial results;
•	the Company’s business is sensitive to fluctuations in interest rates and government spending;

•	the ability to successfully integrate acquired businesses;
•	the retention of key management personnel;
•	the Company’s businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;
•	the effects of changes in laws and regulations;
•	the Company’s business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics;
•	the Company’s continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;
•	the financial condition of suppliers and customers, and their continued access to capital;
•	the Company’s ability to timely manufacture and deliver products to customers;
•	possible work stoppages and other labor matters;
•	the Company’s debt outstanding and the need to comply with restrictive covenants contained in the Company’s debt agreements;
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

TEREX CORPORATION
(Registrant)

Date: August 4, 2006	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2006	/s/ Jonathan D. Carter
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

10.18

Summary of material terms of Terex Corporation Outside Directors’ Compensation Program (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 18, 2006 and filed with the Commission on July 20, 2006).

10.19

Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.20

Guarantee and Collateral Agreement dated as of July 14, 2006 among Terex Corporation, certain of its subsidiaries and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.21

Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 1, 2005 and filed with the Commission on July 7, 2005).

10.22

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.23

Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.24

Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.25

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