Form 10-Q
period 2006-09-30
TEREX CORP
filed 2006-11-03
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of outstanding shares of common stock: 101.7 million as of October 31, 2006.

The Exhibit Index begins on page 51.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of September 30, 2006, unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on September 30, 2006 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”) and 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). See Note R – “Consolidating Financial Statements” to the Company’s September 30, 2006 Condensed Consolidated Financial Statements included in this Quarterly Report.

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

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$1,903.7	$1,494.8	$5,618.1	$4,588.2
Cost of goods sold	1,536.3	1,254.8	4,550.5	3,881.0

Gross profit	367.4	240.0	1,067.6	707.2
Selling, general and administrative expenses	176.3	137.4	527.5	405.9

Income from operations	191.1	102.6	540.1	301.3
Other income (expense)
Interest income	5.0	1.6	12.2	5.8
Interest expense	(21.3)	(23.7)	(71.9)	(70.3)
Loss on early extinguishment of debt	(16.6)	-	(23.3)	-
Other income (expense) – net	0.6	1.9	0.6	1.8
Income from continuing operations before income taxes	158.8	82.4	457.7	238.6

Provision for income taxes	(53.2)	(30.8)	(162.1)	(88.3)
Income from continuing operations	105.6	51.6	295.6	150.3
Income from discontinued operations – net of tax	3.1	0.3	11.1	3.4
Loss on disposition of discontinued operations – net of tax	(7.7)	-	(7.7)	-
Net income	$101.0	$51.9	$299.0	$153.7
PER COMMON SHARE:
Basic
Income from continuing operations	$1.05	$0.52	$2.95	$1.52
Income from discontinued operations	0.03	-	0.11	0.03
Loss on disposition of discontinued operations	(0.08)	-	(0.08)	-
Net income	$1.00	$0.52	$2.98	$1.55
Diluted
Income from continuing operations	$1.02	$0.51	$2.88	$1.48
Income from discontinued operations	0.03	-	0.11	0.03
Loss on disposition of discontinued operations	(0.07)	-	(0.08)	-
Net income	$0.98	$0.51	$2.91	$1.51

Weighted average number of shares outstanding in per share calculation
Basic	101.0	99.6	100.4	99.2
Diluted	103.2	102.2	102.8	102.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

September 30, 2006		December 31, 2005
Assets
Current assets
Cash and cash equivalents	$428.3	$553.6
Trade receivables (net of allowance of $61.1 at September 30, 2006 and $48.7 at December 31, 2005)	950.0	735.0
Inventories	1,550.0	1,318.2
Deferred taxes	164.2	172.8
Other current assets	149.5	123.9
Total current assets	3,242.0	2,903.5
Long-term assets
Property, plant and equipment - net	318.3	329.9
Goodwill	611.3	555.7
Deferred taxes	167.5	159.8
Other assets	253.9	251.4

Total assets	$4,593.0	$4,200.3

Current liabilities
Notes payable and current portion of long-term debt	$41.9	$48.1
Trade accounts payable	1,039.8	913.4
Accrued compensation and benefits	154.1	133.3
Accrued warranties and product liability	102.0	82.8
Other current liabilities	482.2	347.0
Total current liabilities	1,820.0	1,524.6
Non-current liabilities
Long-term debt, less current portion	749.8	1,075.8
Other	431.5	438.9
Total liabilities	3,001.3	3,039.3
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 104.0 and 51.3 shares at September 30, 2006 and December 31, 2005, respectively	1.0	0.5
Additional paid-in capital	906.7	861.9
Retained earnings	606.4	307.4
Accumulated other comprehensive income	113.3	26.2
Less cost of shares of common stock in treasury – 3.6 shares at September 30, 2006 and 2.0 shares at December 31, 2005	(35.7)	(35.0)
Total stockholders’ equity	1,591.7	1,161.0

Total liabilities and stockholders’ equity	$4,593.0	$4,200.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$299.0	$153.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45.3	46.8
Amortization	9.1	10.0
Loss on early extinguishment of debt	7.2	-
Gain on sale of fixed assets	(1.5)	(2.0)
Loss on disposition of discontinued operations	6.5	-
Stock-based compensation	33.0	4.9
Excess tax benefit from stock-based compensation	(13.7)	-
Changes in operating assets and liabilities (net of effects of acquisitions and divestiture):
Trade receivables	(221.7)	(158.8)
Inventories	(205.4)	(149.1)
Trade accounts payable	94.7	62.4
Accrued compensation and benefits	19.6	16.7
Income taxes payable	46.3	32.7
Other, net	98.4	52.7
Net cash provided by operating activities	216.8	70.0
Investing Activities
Acquisition of businesses, net of cash acquired	(33.2)	(5.1)
Capital expenditures	(53.4)	(36.0)
Investments in and advances to affiliates	(7.1)	(4.5)
Proceeds from disposition of discontinued operations – net of cash divested	55.2	-
Proceeds from sale of assets	-	1.6
Net cash used in investing activities	(38.5)	(44.0)
Financing Activities
Principal repayments of long-term debt	(300.0)	-
Excess tax benefit from stock-based compensation	13.7	-
Proceeds from stock options exercised	8.1	3.4
Net repayments under credit facilities	(45.4)	(15.3)
Other, net	(2.6)	(17.4)
Net cash used in financing activities	(326.2)	(29.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22.6	(28.0)
Net Decrease in Cash and Cash Equivalents	(125.3)	(31.3)
Cash and Cash Equivalents at Beginning of Period	553.6	418.8
Cash and Cash Equivalents at End of Period	$428.3	$387.5

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Cash and cash equivalents at September 30, 2006 and December 31, 2005 include $3.9 and $1.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation, including the segment realignment, stock split and discontinued operations discussed below.

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

The Company executed a two-for-one split of its common stock, par value $.01 per share (“Common Stock”) effective July 14, 2006, for stockholders of record on June 15, 2006 (the “Stock Split”). Accordingly, all references to the number of shares and per share data for all periods presented have been adjusted to reflect this stock split, except in the Condensed Consolidated Balance Sheet as of December 31, 2005 and for shares authorized.

On September 29, 2006, the Company completed the sale of its ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra through the date of its disposition are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

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

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance on SFAS No. 123R. SAB No. 107 does not change the accounting required by SFAS No. 123R. The Company adopted this accounting standard on January 1, 2006. The Company used the modified prospective method for its transition to this accounting standard. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact of adopting SAB No. 108 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires that the Company recognize the funded status of its defined benefit and other postretirement benefit plans in its December 31, 2006 balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. SFAS No. 158 also requires the measurement of the funded status of the Company’s plans as of its year-end balance sheet date no later than 2008. The Company currently uses its year-end balance sheet date as its measurement date. Based on the Company’s funded status of plan obligations disclosed in Note Q to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS No. 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $21, net of tax, with no impact to the Company’s Consolidated Statements of Income or Cash Flows. This estimate is based on the assumption that deferred tax assets related to pension and other post retirement benefits will be realized.  The actual impact of adopting SFAS No. 158 could materially differ from this estimate as a result of changes in assumptions used in the valuation of projected plan obligations and the fair value of plan assets measured as of December 31, 2006.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note P - “Litigation and Contingencies.” Substantially all receivables were trade receivables at September 30, 2006 and December 31, 2005.

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

The following table summarizes the changes in the consolidated product warranty liability:

Nine Months Ended September 30, 2006
Balance at beginning of period	$87.9
Accruals for warranties issued during the period	84.0
Changes in estimates	2.3
Settlements during the period	(65.2)
Foreign exchange effect/other	4.2
Balance at end of period	$113.2

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarry, mining, shipping, transportation, refining and utility industries. The Company operates in five reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

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

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross and Telelect. Terex also owns much of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., facilitates loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of all of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three and nine months ended September 30, 2006 and 2005. Business segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
Terex Aerial Work Platforms	$538.2	$383.4	$1,576.3	$1,083.9
Terex Construction	387.7	358.2	1,150.1	1,140.3
Terex Cranes	429.0	289.0	1,238.3	924.0
Terex Materials Processing & Mining	404.1	337.5	1,191.1	1,011.5
Terex Roadbuilding, Utility Products and Other	178.2	153.6	552.3	506.9
Eliminations/Corporate	(33.5)	(26.9)	(90.0)	(78.4)
Total	$1,903.7	$1,494.8	$5,618.1	$4,588.2

Income from Operations
Terex Aerial Work Platforms	$99.1	$51.3	$289.1	$132.4
Terex Construction	5.1	9.4	24.7	45.3
Terex Cranes	38.9	12.5	101.8	34.1
Terex Materials Processing & Mining	48.6	33.0	138.7	87.8
Terex Roadbuilding, Utility Products and Other	5.3	1.2	24.3	11.9
Eliminations/Corporate	(5.9)	(4.8)	(38.5)	(10.2)
Total	$191.1	$102.6	$540.1	$301.3

	September 30, 2006	December 31, 2005
Identifiable Assets
Terex Aerial Work Platforms	$837.4	$696.7
Terex Construction	1,237.1	1,047.5
Terex Cranes	1,168.9	937.6
Terex Materials Processing & Mining	1,724.9	1,363.0
Terex Roadbuilding, Utility Products and Other	418.5	529.4
Corporate	2,051.2	2,079.1
Eliminations	(2,845.0)	(2,453.0)
Total	$4,593.0	$4,200.3

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

The prior periods’ stock-based compensation is presented on a pro-forma basis as shown in the table below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$51.9	$153.7

Add: Stock-based employee compensation expense included in reported net income	0.9	3.2

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1.8)	(6.0)

Pro forma net income	$51.0	$150.9

Per common share:
Basic:
Reported net income	$0.52	$1.55
Pro forma net income	$0.51	$1.52

Diluted:
Reported net income	$0.51	$1.51
Pro forma net income	$0.50	$1.48

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 3.5 million shares to 6.0 million shares. As a result of the Stock Split, 12.0 million shares are authorized for issuance under the 2000 Plan. As of September 30, 2006, 3.6 million shares were available for grant under the 2000 Plan. The 2000 Plan has a term of ten years from the date of its adoption. On September 1, 2006, 128 thousand shares of restricted stock were granted subject to satisfaction of a performance target. The performance target has not yet been established and, accordingly, the performance-based shares are not included in outstanding shares and no compensation expense has been recorded. The performance target will be determined upon completion of the budget process for 2007, which is expected to be completed in the fourth quarter of 2006, and compensation expense is expected to begin accruing when the target is established.

On November 1, 2006, 360 thousand shares of restricted stock were granted to certain executive officers of the Company, of which 129 thousand shares are time based and 231 thousand shares are performance based. The time based shares will vest solely based on the passage of time over a four-year period. The vesting of the performance based shares is subject to satisfaction of a performance target, which is expected to be determined in the fourth quarter of 2006.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. As a result of the Stock Split, 4.0 million shares are authorized for issuance under the 1996 Plan. As of September 30, 2006, 82 thousand shares were available for grant under the 1996 Plan.

In 1995, the stockholders approved the 1994 Terex Corporation Long-Term Incentive Plan (the “1994 Plan”) covering certain managerial, administrative and professional employees and outside directors. The 1994 Plan provides for awards to employees, from time to time and as determined by a committee of outside directors, of cash bonuses, stock options, stock and/or restricted stock. In accordance with the terms of the 1994 Plan, at September 30, 2006, no additional stock is available for grant under the 1994 Plan, since grants under the 1994 Plan could only be made within ten years of the date of the 1994 Plan’s adoption.

Substantially all stock option grants under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

During the three and nine months ended September 30, 2006, the Company recorded compensation expense related to stock options of $1.1 and $3.9, respectively, resulting from the adoption of SFAS No. 123R, which had the following effects:

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Decrease in income from operations	$1.1	$3.9
Decrease in income before income taxes	$1.1	$3.9
Decrease in net income	$0.9	$3.2
Decrease in earnings per share, basic	$0.01	$0.03
Decrease in earnings per share, diluted	$0.01	$0.03

As of September 30, 2006, unrecognized compensation costs related to stock options totaled approximately $6.1, which will be expensed over a weighted average period of 2.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. Management uses the Black-Scholes option valuation model to provide the best estimate of the fair value of its employee stock options. However, the Company’s employee stock options may have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

The expected life of stock options is the period of time the stock options are expected to be outstanding. Estimated future exercise behavior is based upon the Company’s historical patterns of exercise data. Expected volatility is based on the historical price volatility of the Company’s common stock over the expected life of the option. The risk-free interest rate represents the U.S. Treasury security yields at the time of grant for the expected life of the related stock options. No dividend yield was incorporated in the calculation of fair value as the Company has not historically paid dividends and, at the time of the grant for the options currently outstanding, dividends were not expected to be paid over the life of the options granted.

The fair value of the options granted during the three and nine months ended September 30, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option valuation model with the assumptions included in the following tables:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Dividend yields	0.00%	0.00%
Expected Volatility	43.76%	42.73 - 43.76%
Risk-free interest rates	4.51%	4.51 - 4.91%
Expected life (in years)	5.7	5.7
Weighted average fair value at date of grant for options granted (per share)	$21.16	$21.72
Total intrinsic value of options exercised	$9.6	$33.0

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Dividend yields		N/A	0.00%
Expected Volatility		N/A	50.22%
Risk-free interest rates		N/A	3.74%
Expected life (in years)		N/A	5.7
Weighted average fair value at date of grant for options granted (per share)	$	N/A	$11.79
Total intrinsic value of options exercised		$3.6	$5.5

The following table is a summary of stock options under all of the Company’s plans:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,711,532	$9.99
Granted	328,026	$45.72
Exercised	(909,755)	$8.92
Canceled or expired	(39,650)	$23.42
Outstanding at September 30, 2006	3,090,153	$13.88	6.0	$97.0
Exercisable at September 30, 2006	2,300,279	$11.10	5.4	$78.5

Substantially all restricted stock awards under the 2000 Plan, the 1996 Plan and the 1994 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant. The fair value of the restricted stock awards is based on the market price at date of grant. As of September 30, 2006, unrecognized compensation costs related to restricted stock totaled approximately $71.3, which will be expensed over a weighted average period of 3 years. The weighted average fair value at date of grant for restricted stock awards was $43.92 for the three months ended September 30, 2006, and $45.34 and $22.89 for the nine months ended September 30, 2006 and 2005, respectively. There were no awards granted for the three months ended September 30, 2005. The total fair value of shares vested for restricted stock awards was $1.3 and $2.0 for the three months ended September 30, 2006 and 2005, respectively; and $16.2 and $7.1 for the nine months ended September 30, 2006 and 2005, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	906,954	$13.89
Granted	1,937,891	$45.34
Vested	(591,191)	$27.38
Canceled or expired	(66,180)	$38.86
Nonvested at September 30, 2006	2,187,474	$37.52

Compensation expense recognized under all stock-based compensation arrangements was $8.2 and $1.4 for the three months ended September 30, 2006 and 2005, respectively; and $33.0 and $4.9 for the nine months ended September 30, 2006 and 2005, respectively. The stock-based compensation expense was included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. The related tax benefit reflected in the provision was $2.7 and $0.5 for the three months ended September 30, 2006 and 2005, respectively; and $10.5 and $1.7 for the nine months ended September 30, 2006 and 2005, respectively.

Cash received from option exercises under all stock based compensation arrangements and the excess tax benefit realized for the tax deductions from option exercises totaled $2.1 and $2.7 for the three months ended September 30, 2006, respectively, and $8.1 and $13.7 for the nine months ended September 30, 2006, respectively.

The excess tax benefit for all stock-based compensation is included in the Condensed Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

NOTE D – INCOME TAXES

The effective tax rate on continuing operations for the three months ended September 30, 2006 was 33.5%, as compared to an effective rate of 37.4% for the three months ended September 30, 2005. The effective tax rate on continuing operations for the nine months ended September 30, 2006 was 35.4%, as compared to an effective rate of 37.0% for the nine months ended September 30, 2005. The effective tax rate on continuing operations for the three and nine months ended September 30, 2006 was lower than the prior year periods primarily due to changes in the geographical distribution of earnings and a change in estimate of export tax incentives. An income tax benefit of $0.8 was recorded within Income from discontinued operations for the three months ended September 30, 2006. This benefit offsets the Provision for income taxes recorded in the six months ended June 30, 2006 for discontinued operations. Utilization of net operating loss carry forwards results in no Provision for income taxes for the nine months ended September 30, 2006 for discontinued operations. Income tax expense of $1.2 was recorded on the disposition of discontinued operations. For tax purposes, the cash received on the disposition was greater than the Company’s basis and, therefore, income tax expense was recorded.

NOTE E – DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra to a group of private equity investors. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. The Company received $26.2 in cash consideration for the shares of Tatra. Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra. The Company had previously disclosed that it did not consider Tatra to be a core business. The Company recorded an after-tax loss of $7.7 on the disposition of Tatra. Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for all periods presented. Tatra was previously included in the Terex Roadbuilding, Utility Products and Other segment.

NOTE F – EARNINGS PER SHARE

The Company executed the Stock Split effective July 14, 2006. Accordingly, all references to the number of shares and per share amounts, for all periods presented below, have been adjusted to reflect this stock split.

	Three Months Ended September 30, (in millions, except per share data)		Nine Months Ended September 30, (in millions, except per share data)
	2006	2005	2006	2005

Income from continuing operations	$105.6	$51.6	$295.6	$150.3
Income from discontinued operations-net of tax	3.1	0.3	11.1	3.4
Loss on disposition of discontinued operations-net of tax	(7.7)	-	(7.7)	-
Net income	$101.0	$51.9	$299.0	$153.7

Basic Shares:
Weighted average shares outstanding	101.0	99.6	100.4	99.2

Earnings per share - basic:
Income from continuing operations	$1.05	$0.52	$2.95	$1.52
Income from discontinued operations-net of tax	0.03	-	0.11	0.03
Loss on disposition of discontinued operations-net of tax	(0.08)	-	(0.08)	-
Net income	$1.00	$0.52	$2.98	$1.55

Diluted shares:
Weighted average shares outstanding	101.0	99.6	100.4	99.2
Effect of dilutive securities:
Stock options and restricted stock awards	2.2	2.6	2.4	2.8

Diluted weighted average shares outstanding	103.2	102.2	102.8	102.0

Earnings per share - diluted:
Income from continuing operations	$1.02	$0.51	$2.88	$1.48
Income from discontinued operations-net of tax	0.03	-	0.11	0.03
Loss on disposition of discontinued operations-net of tax	(0.07)	-	(0.08)	-
Net income	$0.98	$0.51	$2.91	$1.51

Options to purchase shares of Terex Common Stock and restricted stock awards of 1.7 million and 2 thousand shares were outstanding during the three months ended September 30, 2006 and 2005, respectively; and 731 thousand and 6 thousand shares were outstanding during the nine months ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted shares. These options and restricted awards were generally excluded because the exercise or grant price, as applicable, of the awards exceeded the average market price for the period and the effect would be anti-dilutive.

NOTE G – INVENTORIES

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Finished equipment	$508.0	$440.8
Replacement parts	347.3	314.8
Work-in-process	269.8	243.5
Raw materials and supplies	424.9	319.1
Inventories	$1,550.0	$1,318.2

Reserves for excess and obsolete inventory were $93.1 and $79.9 at September 30, 2006 and December 31, 2005, respectively.

NOTE H – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment - net consist of the following:

	September 30, 2006	December 31, 2005
Property	$43.7	$50.2
Plant	205.0	217.4
Equipment	315.2	311.8
	563.9	579.4
Less: Accumulated depreciation	(245.6)	(249.5)
Property, plant and equipment - net	$318.3	$329.9

NOTE I – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $93 at September 30, 2006 and December 31, 2005, and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment depreciates on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

NOTE J – ACQUISITIONS

On January 24, 2006, the Company acquired Halco for approximately $15 in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Halifax, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco are included in the Terex Materials Processing & Mining Segment from the date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited to produce high capacity surface mining trucks in China. Terex owns a controlling 50% interest in this joint venture, Terex NHL, a company incorporated under the laws of China. The results of Terex NHL are included in the Terex Materials Processing & Mining Segment from the date of acquisition. There has been no significant activity to date for Terex NHL.

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

NOTE K – INVESTMENT IN JOINT VENTURE

The Company owns a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial statements. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of all of the Company’s products sold in Europe.

As of September 30, 2006, TFSH had total assets of $436, consisting primarily of financing receivables and lease related equipment, and total liabilities of $394, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of September 30, 2006, the maximum exposure to loss under these guarantees was $24. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE L – GOODWILL

Beginning goodwill balances have been reclassified to conform with changes made to the Company’s reportable segments.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2005	$85.0	$85.9	$97.2	$199.4	$88.2	$555.7

Acquisitions	0.7	-	21.3	2.2	-	24.2
Foreign exchange effect and other	1.8	10.7	3.7	15.1	0.1	31.4

Balance at September 30, 2006	$87.5	$96.6	$122.2	$216.7	$88.3	$611.3

In June 2006, the Company made a $0.7 cash payment to the previous owners of Genie Holdings, Inc. and its affiliates (“Genie”), $0.3 of which includes payments to Robert Wilkerson, Executive Vice President of the Company. In October 2006, cash payments of $0.9 were made to the previous owners of Genie, which included a payment to Mr. Wilkerson of $0.5. These payments were related to a contingent deferred purchase price adjustment arising out of the Company’s acquisition of Genie on September 18, 2002, and were based on the collection of certain trade receivables, which were outstanding on the Genie acquisition date. Total cash payments through September 30, 2006 made to Mr. Wilkerson as a result of this collection activity were $7.1. Genie is included in the Terex Aerial Work Platforms segment.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro and British Pound. When using options as a hedging instrument, the Company excludes time value from assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Operations. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency primarily in Cost of goods sold. In the Condensed Consolidated Statement of Cash Flows, the Company records cash flow from hedging activities in the same manner as it records the underlying item being hedged.

The Company has entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At September 30, 2006, the Company had $200.0 notional amount of an interest rate swap agreement outstanding, which matures in 2014. The fair market value of this swap at September 30, 2006 was a net loss of $5.4, which is recorded in Other non-current liabilities. This swap agreement has been designated as, and is effective as, a fair value hedge of an outstanding debt instrument. During December 2002, the Company exited an interest rate swap agreement in the notional amount of $100.0 with an original maturity date in 2011 that converted fixed rate interest payments into variable rate interest payments. The Company received $5.6 upon exiting this swap agreement. This gain was recorded as an adjustment to the carrying value of the hedged debt and was being amortized through the debt maturity date. On June 30, 2006, the Company repaid one-third of the hedged debt and, therefore, $1.1 of the unamortized gain was recognized as interest income in the second quarter of 2006. On August 14, 2006, the Company redeemed the remaining $200 outstanding principal amount of the hedged debt and, therefore, the remaining unamortized gain of $2.0 was recognized as interest income in the third quarter of 2006.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At September 30, 2006, the Company had $476.1 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before September 30, 2007. The fair market value of these swaps at September 30, 2006 was a net gain of $2.7. At September 30, 2006, $464.3 notional amount ($2.7 of fair value gains) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. For these cash flow hedges, during the nine months ended September 30, 2006 and 2005, the Company recorded the change in fair value to Accumulated other comprehensive income and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At September 30, 2006, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $5.8 and as a liability of $9.1.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in Other Comprehensive Income (Loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$4.8	$(5.7)	$(3.0)	$2.6
Additional gains (losses)	1.1	(4.3)	8.6	(12.0)
Amounts reclassified to earnings	(3.8)	5.7	(3.5)	5.1
Balance at end of period	$2.1	$(4.3)	$2.1	$(4.3)

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income as of September 30, 2006 expected to be reclassified into earnings in the next twelve months is $2.1.

NOTE N – LONG-TERM OBLIGATIONS

On June 30, 2006, the Company completed the redemption of $100 principal amount of its $300 principal amount outstanding 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). The total cash paid was $107.8, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $25.65 per $1,000 principal amount at the redemption date. The 10-3/8% Notes were originally issued March 29, 2001. The Company recorded charges of $6.7 in the second quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

On August 14, 2006, the Company redeemed the remaining $200 outstanding principal amount of the 10-3/8% Notes. The total cash paid was $218.0, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $38.33 per $1,000 principal amount at the redemption date. The Company recorded charges of $13.2 in the third quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “New Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative agent and collateral agent. The New Credit Agreement provides the Company with a senior revolving line of credit of up to $700 that is available through July 14, 2012 and senior term debt of up to $200 that will mature on July 14, 2013. The revolving line of credit consists of $500 of available domestic revolving loans and $200 of available multicurrency revolving loans. The New Credit Agreement also provides for incremental loan commitments of up to $300, which may be extended at the option of the New Lenders, in the form of revolving credit loans, term loans or a combination of both.

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

In connection with the New Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of July 3, 2002, as amended (the “Old Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse, as administrative agent and collateral agent, and related agreements and documents. The Company used the proceeds from $200 of term loans under the New Credit Agreement and cash on hand to pay in full all amounts outstanding under the Old Credit Agreement at the date of termination. In connection with the termination of the Old Credit Agreement, the Company recorded charges of $3.4 for the accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

NOTE O - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of September 30, 2006, the Company maintained four defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and will be frozen effective June 29, 2007 for the third plan. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee

Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$0.6	$0.4	$1.6	$1.2
Interest cost	2.3	1.8	6.0	5.6
Expected return on plan assets	(2.3)	(2.0)	(5.9)	(6.0)
Amortization of prior service cost	0.4	0.3	0.9	0.8
Recognized actuarial loss	0.7	0.6	1.7	1.8
Net periodic cost	$1.7	$1.1	$4.3	$3.4

	Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.6	0.6
Amortization of prior service cost	-	-	0.1	0.1
Recognized actuarial loss	0.1	0.1	0.4	0.4
Net periodic cost	$0.4	$0.4	$1.2	$1.2

The Company plans to contribute approximately $4 to its U.S. defined benefit pension plans for the year ending December 31, 2006. During the three and nine months ended September 30, 2006, the Company contributed $1.9 and $3.3, respectively, to its U.S. defined benefit pension plans.

International Plans – As part of the acquisition of Power Legend and its affiliates, including a 50% controlling ownership interest in Sichuan Crane, on April 4, 2006, the Company acquired a pension plan in China with a projected benefit obligation and accumulated benefit obligation of $4.5, which was recorded as a non-current liability in the Condensed Consolidated Balance Sheet at the date of acquisition. As part of the acquisition of Halco, the Company acquired a pension plan in the United Kingdom with a projected benefit obligation of $14.6, accumulated benefit obligation of $14.6 and assets with a fair value of $11.9. The minimum pension liability of $2.7 was recorded as a non-current liability in the Condensed Consolidated Balance Sheet at the date of acquisition. The net periodic cost from the dates of acquisition are included in the table below.

The Company also maintains defined benefit plans in Germany, France and the United Kingdom for some of its subsidiaries. The plans in Germany, China and France are unfunded plans.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$1.4	$0.9	$4.0	$2.9
Interest cost	3.3	3.0	9.6	9.2
Expected return on plan assets	(1.4)	(1.2)	(3.9)	(3.6)
Amortization of prior service cost	0.2	-	0.6	-
Recognized actuarial loss	0.4	0.1	1.2	0.3
Net periodic cost	$3.9	$2.8	$11.5	$8.8

The Company plans to contribute approximately $12 to its international defined benefit pension plans for the year ending December 31, 2006. During the three and nine months ended September 30, 2006, the Company contributed $3.0 and $8.7 respectively, to its international defined benefit pension plans.

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

The Company’s outstanding letters of credit totaled $143.9 at September 30, 2006. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of September 30, 2006, the Company’s maximum exposure to such credit guarantees was $210.3, including total guarantees issued by Terex Demag, part of the Terex Cranes segment, and Genie, part of the Terex Aerial Work Platforms segment, of $155.7 and $25.8, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $27.4 as of September 30, 2006. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2006, the Company’s maximum exposure pursuant to buyback guarantees was $20.1. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $17 for the estimated fair value of all guarantees provided as of September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September30,
	2006	2005	2006	2005
Net income	$101.0	$51.9	$299.0	$153.7
Other comprehensive income (loss):
Pension liability adjustment	(0.2)	0.2	(2.2)	1.4
Translation adjustment	(9.2)	(11.2)	84.2	(140.2)
Derivative hedging adjustment	(2.7)	1.4	5.1	(6.9)
Comprehensive income (loss)	$88.9	$42.3	$386.1	$8.0

NOTE R - CONSOLIDATING FINANCIAL STATEMENTS

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). On November 25, 2003, the Company sold and issued $300 aggregate principal amount of 7-3/8% Senior Subordinated Notes due 2014 (the “7-3/8% Notes”). As of September 30, 2006, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Benford America, Inc., BL-Pegson USA, Inc., Cedarapids, Inc., CMI Dakota Company, CMI Terex Corporation, CMIOIL Corporation, Finlay Hydrascreen USA, Inc., Fuchs Terex, Inc., Genie Access Services, Inc., Genie China, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., O&K Orenstein & Koppel, Inc., Payhauler Corp., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Standard Havens, Inc., Standard Havens Products, Inc., Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex Utilities South, Inc., Terex-RO Corporation, Terex-Telelect, Inc., and Utility Equipment, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 9-1/4% Notes and the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries. The results and financial position of businesses acquired are included from the dates of their respective acquisitions.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis. Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis. Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 9-1/4% Notes and the 7-3/8% Notes. Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$159.2	$737.0	$1,231.2	$(223.7)	$1,903.7
Cost of goods sold	134.0	585.8	1,040.2	(223.7)	1,536.3
Gross profit	25.2	151.2	191.0	-	367.4
Selling, general & administrative expenses	21.2	52.5	102.6	-	176.3
Income (loss) from operations	4.0	98.7	88.4	-	191.1
Interest income	3.1	-	1.9	-	5.0
Interest expense	(4.6)	(5.6)	(11.1)	-	(21.3)
Loss on early extinguishment of debt	(16.6)	-	-	-	(16.6)
Income from subsidiaries	133.2	-	-	(133.2)	-
Other income (expense) - net	7.5	0.1	(7.0)	-	0.6
Income from continuing operations before income taxes	126.6	93.2	72.2	(133.2)	158.8
Provision for income taxes	(17.9)	-	(35.3)	-	(53.2)
Income from continuing operations	108.7	93.2	36.9	(133.2)	105.6
Income from discontinued operations – net of tax	-	-	3.1	-	3.1
Loss on disposition of discontinued operations – net of tax	(7.7)	-	-	-	(7.7)
Net income	$101.0	$93.2	$40.0	$(133.2)	$101.0

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$171.2	$596.8	$901.5	$(174.7)	$1,494.8
Cost of goods sold	149.9	520.7	758.9	(174.7)	1,254.8
Gross profit	21.3	76.1	142.6	-	240.0
Selling, general & administrative expenses	16.4	41.7	79.3	-	137.4
Income from operations	4.9	34.4	63.3	-	102.6
Interest income	0.8	(0.1)	0.9	-	1.6
Interest expense	(7.0)	(6.3)	(10.4)	-	(23.7)
Income from subsidiaries	65.9	-	-	(65.9)	-
Other income (expense) - net	3.2	1.9	(3.2)	-	1.9
Income from continuing operations before income taxes	67.8	29.9	50.6	(65.9)	82.4
Provision for income taxes	(15.9)	(0.2)	(14.7)	-	(30.8)
Income from continuing operations	51.9	29.7	35.9	(65.9)	51.6
Income from discontinued operations – net of tax	-	-	0.3	-	0.3
Net income	$51.9	$29.7	$36.2	$(65.9)	$51.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$502.0	$2,237.7	$3,493.9	$(615.5)	$5,618.1
Cost of goods sold	433.3	1,791.7	2,941.0	(615.5)	4,550.5
Gross profit	68.7	446.0	552.9	-	1,067.6
Selling, general & administrative expenses	75.2	154.8	297.5	-	527.5
Income (loss) from operations	(6.5)	291.2	255.4	-	540.1
Interest income	7.1	0.2	4.9	-	12.2
Interest expense	(20.1)	(18.6)	(33.2)	-	(71.9)
Loss on early extinguishment of debt	(23.3)	-	-	-	(23.3)
Income from subsidiaries	398.1	-	-	(398.1)	-
Other income (expense) - net	16.1	4.3	(19.8)	-	0.6
Income from continuing operations before income taxes	371.4	277.1	207.3	(398.1)	457.7
Provision for income taxes	(64.7)	(0.4)	(97.0)	-	(162.1)
Income from continuing operations	306.7	276.7	110.3	(398.1)	295.6
Income from discontinued operations – net of tax	-	-	11.1	-	11.1
Loss on disposition of discontinued operations – net of tax	(7.7)	-	-	-	(7.7)
Net income	$299.0	$276.7	$121.4	$(398.1)	$299.0

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$509.7	$1,739.0	$2,805.8	$(466.3)	$4,588.2
Cost of goods sold	451.4	1,519.0	2,376.9	(466.3)	3,881.0
Gross profit	58.3	220.0	428.9	-	707.2
Selling, general & administrative expenses	42.5	126.7	236.7	-	405.9
Income from operations	15.8	93.3	192.2	-	301.3
Interest income	2.0	0.3	3.5	-	5.8
Interest expense	(20.8)	(18.8)	(30.7)	-	(70.3)
Income from subsidiaries	192.1	-	-	(192.1)	-
Other income (expense) - net	2.6	2.8	(3.6)	-	1.8
Income from continuing operations before income taxes	191.7	77.6	161.4	(192.1)	238.6
Provision for income taxes	(38.0)	(2.2)	(48.1)	-	(88.3)
Income from continuing operations	153.7	75.4	113.3	(192.1)	150.3
Income from discontinued operations – net of tax	-	-	3.4	-	3.4
Net income	$153.7	$75.4	$116.7	$(192.1)	$153.7

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

SEPTEMBER 30, 2006

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$13.1	$3.2	$412.0	$-	$428.3
Trade receivables - net	35.2	304.5	610.3	-	950.0
Intercompany receivables	54.5	40.4	158.0	(252.9)	-
Inventories	149.9	361.2	1,038.9	-	1,550.0
Other current assets	132.8	14.1	166.8	-	313.7
Total current assets	385.5	723.4	2,386.0	(252.9)	3,242.0
Property, plant & equipment - net	16.1	82.0	220.2	-	318.3
Investment in and advances to (from) subsidiaries	1,633.9	(176.5)	(541.8)	(915.6)	-
Goodwill	9.8	254.4	347.1	-	611.3
Other assets	(69.0)	169.0	321.4	-	421.4

Total assets	$1,976.3	$1,052.3	$2,732.9	$(1,168.5)	$4,593.0

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$5.1	$34.8	$-	$41.9
Trade accounts payable	86.4	285.3	668.1	-	1,039.8
Intercompany payables	39.0	(120.0)	333.9	(252.9)	-
Accruals and other current liabilities	107.5	131.3	499.5	-	738.3
Total current liabilities	234.9	301.7	1,536.3	(252.9)	1,820.0
Long-term debt, less current portion	131.2	205.9	412.7	-	749.8
Other long-term liabilities	18.5	88.1	324.9	-	431.5
Stockholders’ equity	1,591.7	456.6	459.0	(915.6)	1,591.7

Total liabilities and stockholders’ equity	$1,976.3	$1,052.3	$2,732.9	$(1,168.5)	$4,593.0

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(71.9)	$101.3	$187.4	$-	$216.8
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(33.2)	-	(33.2)
Capital expenditures	(5.6)	(15.2)	(32.6)	-	(53.4)
Investments in and advances to affiliates	-	-	(7.1)	-	(7.1)
Proceeds from disposition of discontinued operations – net of cash divested	-	-	55.2	-	55.2
Net cash used in investing activities	(5.6)	(15.2)	(17.7)	-	(38.5)
Cash flows from financing activities
Principal repayments of long-term debt	(129.0)	(78.0)	(93.0)	-	(300.0)
Excess tax benefit from stock-based compensation	13.7	-	-	-	13.7
Proceeds from stock options exercised	8.1	-	-	-	8.1
Net repayments under credit facilities	(31.1)	(7.4)	(6.9)	-	(45.4)
Other – net	-	-	(2.6)	-	(2.6)
Net cash used in financing activities	(138.3)	(85.4)	(102.5)	-	(326.2)
Effect of exchange rate changes on cash and cash equivalents	-	-	22.6	-	22.6
Net (decrease) increase in cash and cash equivalents	(215.8)	0.7	89.8	-	(125.3)
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	-	553.6
Cash and cash equivalents, end of period	$13.1	$3.2	$412.0	$-	$428.3

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(52.1)	$22.4	$99.7	$-	$70.0
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(5.1)	-	(5.1)
Capital expenditures	(5.0)	(11.7)	(19.3)	-	(36.0)
Investments in and advances to affiliates	-	-	(4.5)	-	(4.5)
Proceeds from sale of assets	-	-	1.6	-	1.6
Net cash used in investing activities	(5.0)	(11.7)	(27.3)	-	(44.0)
Cash flows from financing activities
Proceeds from stock options exercised	3.4	-	-	-	3.4
Net repayments under credit facilities	-	(1.1)	(14.2)	-	(15.3)
Other - net	-	(10.9)	(6.5)	-	(17.4)
Net cash provided by (used in) financing activities	3.4	(12.0)	(20.7)	-	(29.3)
Effect of exchange rate changes on cash and cash equivalents	-	-	(28.0)	-	(28.0)
Net (decrease) increase in cash and cash equivalent	(53.7)	(1.3)	23.7	-	(31.3)
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	-	418.8
Cash and cash equivalents, end of period	$57.3	$2.2	$328.0	$-	$387.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, mining, shipping, transportation, refining and utility industries. The Company operates in five reportable segments: (i) Terex Aerial Work Platforms; (ii) Terex Construction; (iii) Terex Cranes; (iv) Terex Materials Processing & Mining; and (v) Terex Roadbuilding, Utility Products and Other.

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

The Terex Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. These products are used primarily by construction, mining, quarrying and government customers in construction and commodity mining. Terex Materials Processing & Mining products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Canica, Cedarapids, ELJay, Finlay, Halco, Jaques, O&K, Pegson, Powerscreen, Reedrill, Simplicity and Unit Rig. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Terex Materials Processing & Mining segment from their date of acquisition. There has been no significant activity to date for Terex NHL.

The Terex Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. These products are used primarily by government, utility and construction customers to build roads, construct and maintain utility lines, trim trees and for other commercial operations. Terex Roadbuilding, Utility Products and Other products are currently marketed principally under the Terex brand name and the Terex name in conjunction with these historic brand names: Advance, American Truck Company, ATC, Bid-Well, Cedarapids, CMI, Hi-Ranger, Johnson-Ross and Telelect. Terex also owns the majority of the North American distribution channel for the utility products group through its Terex Utilities distribution network, located primarily in the Southern and Western United States. Terex also owns 40% of Intercontinental Equipment Company, another distributor of utility products. These operations distribute and install the Company’s utility aerial devices as well as other products that service the utility industry.

The Company also operates a fleet of rental utility products under the name Terex Utilities Rental. The Company also leases and rents a variety of heavy equipment to third parties under the Terex Asset Services name. The Company, through Terex Financial Services, Inc., facilitates loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of all of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain allocated general and corporate items.

Overview

The Company continues to be encouraged by current trends and its performance for the nine months ended September 30, 2006. Specifically, the Company experienced strong sales over the same period in 2005, as previously implemented pricing actions, operational improvements and continued strong end-markets are reflected in the results for 2006. With regard to sales, a major factor in the Company’s performance was the significantly improving economic condition of many of its end-markets and customers, including the rental market, the mining industry, the global crane market and the market for mobile crushing and screening products. The end-markets for the North American crane business, in particular, have improved and favorably impacted the Company’s financial performance. Global crane demand continues to significantly outpace the current ability to produce and supply product, leading to a large current order backlog. Certain of the Company’s construction products, mainly scrap handling equipment, have shown signs of market contraction relative to the prior year period, and production difficulties in certain construction product lines have negatively impacted the Company’s performance.

The Company anticipates continued strong end-market conditions for the balance of 2006, with most products continuing to participate in the strong global marketplace. For example, the Company expects opportunities for continued strength in the aerial work platforms and materials processing & mining businesses. Additionally, the crane businesses have been experiencing strong end-market demand globally due to numerous infrastructure initiatives and continue to improve their operating performance. The roadbuilding and utility businesses, and other products manufactured by the Company related to infrastructure improvement, have begun to experience increases in demand for their products, except for the concrete mixer truck business, and the Company expects this to continue. The Company believes the roadbuilding and utility end-markets are in the earlier phases of recovery and will offset the slowdown in the concrete mixer truck business going forward. However, the construction businesses continue to lag behind many of the Company’s other businesses. The Company is addressing these issues in a manner that will take several years to fully implement, although the Company does expect meaningful short-term improvements from these businesses, as new products should contribute to profitability and growth. Longer term, the Company plans to build a more cohesive and expansive distribution network to source production in more efficient and cost effective markets.

Since the start of the second quarter of 2006, the Company made several important decisions that are expected to positively contribute to the future financial performance of the Company. In April 2006, Terex completed the acquisition of a 50% controlling interest in Sichuan Crane, a Chinese crane manufacturer. This is the Company’s first manufacturing location in China specifically focused on the crane market and is an important step towards developing better customer relations and capabilities in that important end-market. On June 30, 2006, the Company repaid $100 million principal amount of its outstanding 10-3/8% Senior Subordinated Notes, and on August 14, 2006 repaid the remaining $200 million principal amount of these Notes. Additionally, on July 14, 2006, the Company entered into a new senior credit facility that provides the Company with increased revolving borrowing abilities and additional operational flexibility. These actions represent major steps in the continued improvement of the Company’s capital structure, reducing the overall interest cost and more effectively managing the cash balances of the Company. Recent upgrades from the major debt rating agencies of the Company and its senior debt reflect the improvement in the Company’s capital structure.

In 2005, the Company introduced the Terex Business System (“TBS”), an operating initiative aimed at improving the Company’s internal processes and benefiting the Company’s customers, team members and stakeholders. The TBS initiative is a long-term investment built around lean thinking, and the Company is at an early stage of cultural change based on the TBS principles. The core applications of lean thinking involve the Company’s promotion of a culture of continuous improvement and the removal of waste (anything that does not add value) at every organizational level of the Company. The Company remains committed to delivering strong incremental margin improvements for the balance of 2006 by realizing the benefits of pricing actions, volume leverage and an increasingly effective management of supply costs. Specifically, the Company is focusing on steel, steel fabrications and hydraulics as areas where the Company can leverage its size to reduce costs. For the remainder of 2006, the Company will maintain a focus on cash generation and debt reduction. The Company will concentrate on the implementation of best practices across its locations, and the Company will continue to strive for a target of 15% working capital investment as a percentage of annualized sales, driven mainly by inventory improvement.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories less Trade accounts payable. For the nine months ended September 30, 2006, working capital as a percentage of the current quarter’s annualized sales stood at 19.2%. The Company believes that this calculation is a valuable measurement of efficiency in its use of resources.

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

On September 29, 2006, the Company completed the sale of its ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra through the date of its disposition are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for all periods presented.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Terex Consolidated

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,903.7	-	$1,494.8	-	27.4%
Gross profit	$367.4	19.3%	$240.0	16.1%	53.1%
SG&A	$176.3	9.3%	$137.4	9.2%	28.3%
Income from operations	$191.1	10.0%	$102.6	6.9%	86.3%

Net sales for the three months ended September 30, 2006 totaled $1,903.7 million, an increase of $408.9 million when compared to the same period in 2005. Net sales relative to the same period in 2005 increased in the Terex Aerial Work Platforms segment due to continued improvement in the rental equipment market globally. Net sales in the Terex Construction segment increased relative to the results from the same period in 2005, reflecting improvement in both compact and heavy construction equipment demand, offset by a slow-down in sales activity for scrap handling equipment. Net sales in the Terex Cranes segment increased from the same period in 2005 levels, resulting from broad-based improvement across most product categories and expansion in China. Net sales in the Terex Materials Processing & Mining segment benefited relative to the same period in 2005, due to continued strong demand from the mining and infrastructure markets. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to the same period in 2005 in many of the roadbuilding and utility product lines.

Gross profit for the three months ended September 30, 2006 totaled $367.4 million, an increase of $127.4 million when compared to the same period in 2005. Improvements relative to the same period in 2005 were realized in most of the segments of the Company due to pricing actions and volume leverage, despite some component cost pressures and production start-up issues on new products in the Terex Construction segment that dampened operating results.

Total Selling, general and administrative costs (“SG&A”) increased for the three months ended September 30, 2006 by $38.9 million when compared to the same period in 2005. SG&A increased as a result of higher selling and related costs arising from increased sales levels during the third quarter of 2006, continued investment in certain corporate initiatives such as TBS and marketing and finance organization development, as well as the increase in costs attributable to certain equity and long term compensation programs.

Income from operations increased by $88.5 million for the three months ended September 30, 2006 when compared to the same period in 2005. The Terex Aerial Work Platforms segment experienced improvement in income from operations relative to the same period in 2005, due to unit volume increases and improved realization of pricing actions, resulting from an improving economy primarily in the United States, Europe and Australia. Income from operations in the Terex Construction segment decreased versus the third quarter of 2005, due to the reduced demand for the Company’s scrap handler product, start up delays in the launch of certain new product lines and SG&A cost increases related to certain customers. Income from operations in the Terex Cranes segment increased as compared to the third quarter of 2005, as this segment experienced higher demand that was broad-based across most product categories. Income from operations improved in the Terex Materials Processing & Mining segment as a result of increased demand driven by improved commodity price levels and the continued strength of global infrastructure investment. Income from operations in the Terex Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives and pricing actions.

Terex Aerial Work Platforms

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$538.2	-	$383.4	-	40.4%
Gross profit	$136.5	25.4%	$78.8	20.6%	73.2%
SG&A	$37.4	6.9%	$27.5	7.2%	36.0%
Income from operations	$99.1	18.4%	$51.3	13.4%	93.2%

Net sales for the Terex Aerial Work Platforms segment for the three months ended September 30, 2006 were $538.2 million, an increase of $154.8 million, or 40%, when compared to the same period in 2005. Net sales increased when compared to the third quarter of 2005 due to continued strong order activity from the rental channel in the United States, improving demand for the Company’s products internationally, and, to a lesser extent, improved parts sales. Rental market demand increased relative to the same period in 2005 as rental channel customers continued to buy new equipment, primarily to expand their fleets and address increased utilization of their existing equipment. Sales of telehandlers increased approximately 13% when compared to the same period in 2005. The growth rate for telehandlers has slowed from the second quarter of 2006 due to the normal seasonal slowdown. This product line continues to see the benefits of integrating with the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products.

Gross profit for the three months ended September 30, 2006 was $136.5 million, an increase of $57.7 million when compared to the same period in 2005. While gross profit benefited from increased unit volume, it was also favorably impacted by the realization of pricing actions that were implemented to offset the increased cost of components over the prior few years. In addition, gross profit was positively impacted by improved margin on sales in the European markets, partially due to the weaker U.S. dollar.

SG&A for the three months ended September 30, 2006 were $37.4 million, an increase of $9.9 million when compared to the same period in 2005. Increased costs were driven by continuing investments in sales personnel, particularly arising from expansion in new markets internationally and increased market penetration.

Income from operations for the three months ended September 30, 2006 was $99.1 million, an increase of $47.8, million or 93%, when compared to the same period in 2005. The increase was due to the favorable impact of pricing and volume, partially offset by the impact of increased component costs and the costs associated with the significant increase in production.

Terex Construction

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$387.7	-	$358.2	-	8.2%
Gross profit	$43.1	11.1%	$43.5	12.1%	(0.9)%
SG&A	$38.0	9.8%	$34.1	9.5%	11.4%
Income from operations	$5.1	1.3%	$9.4	2.6%	(45.7)%

Net sales in the Terex Construction segment increased by $29.5 million for the three months ended September 30, 2006 when compared to the same period in 2005, and totaled $387.7 million. The increase was mainly due to increased revenue from the off highway truck, tractor loader backhoe and mini excavator product lines, offset somewhat by continued weak performance in the scrap handler product line.

Gross profit decreased slightly to $43.1 million for the three months ended September 30, 2006, a decrease of $0.4 million when compared to 2005 results for the same period. Gross profit was primarily impacted by production variances and inventory charges associated with the excavator line, where the introduction of new generation products continues to lag behind schedule, as well as the impact of lower scrap handler net sales in the period.

SG&A for the three months ended September 30, 2006 totaled $38.0 million, an increase of $3.9 million when compared to the same period in 2005. The increase was primarily due to increased bad debt expense related to the bankruptcy of a customer in the U.K., costs associated with development in the Chinese market and the negative translation impact of currency, primarily the British Pound.

Income from operations for the three months ended September 30, 2006 totaled $5.1 million, a decrease of $4.3 million when compared to $9.4 million for the same period in 2005, resulting primarily from the reduced gross profit and increase in SG&A.

Terex Cranes

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$429.0	-	$289.0	-	48.4%
Gross profit	$71.9	16.8%	$36.7	12.7%	95.9%
SG&A	$33.0	7.7%	$24.2	8.4%	36.4%
Income from operations	$38.9	9.1%	$12.5	4.3%	211.2%

Net sales for the Terex Cranes segment for the three months ended September 30, 2006 increased by $140.0 million and totaled $429.0 million when compared to $289.0 million for the same period in 2005. The 48% increase in net sales from the third quarter of 2005 was due to improvement in all businesses and product categories. In addition, approximately 7% of the increase was due to the acquisition in April 2006 of a controlling interest in Sichuan Crane.

Gross profit for the three months ended September 30, 2006 increased by $35.2 million relative to the same period in 2005 and totaled $71.9 million. Gross profit in the three months ended September 30, 2006 benefited from increased sales volume, the inclusion of Sichuan Crane, the positive impact of pricing actions, strong recovery in the North American cranes business and the positive effect of a change in product mix towards tower and crawler cranes, offset partially by a retrofit program on two models of the Company’s all-terrain crane product line. These factors all assisted in improving manufacturing throughput, which more than offset the negative impact of component cost increases.

SG&A for the three months ended September 30, 2006 totaled $33.0 million, an increase of $8.8 million over the same period in 2005. The increase was due to the addition of Sichuan Crane and continuous investment in the customer after sales and service departments. However, as a percentage of net sales, SG&A spending decreased to 7.7% as compared to 8.4% in the third quarter of 2005, reflecting the higher pace of increased sales volume relative to increased costs.

Income from operations for the three months ended September 30, 2006 totaled $38.9 million, an increase of $26.4 million when compared to $12.5 million for the same period in 2005. Income from operations in 2006 was positively impacted by pricing increases in excess of cost pressures from suppliers, the benefit of higher sales volume and increased manufacturing throughput, as well as the impact of the acquisition of a controlling interest in Sichuan Crane.

Terex Materials Processing & Mining

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$404.1	-	$337.5	-	19.7%
Gross profit	$87.1	21.6%	$61.6	18.3%	41.4%
SG&A	$38.5	9.5%	$28.6	8.5%	34.6%
Income from operations	$48.6	12.0%	$33.0	9.8%	47.3%

Net sales in the Terex Materials Processing & Mining segment increased by $66.6 million to $404.1 million in the third quarter of 2006 compared to $337.5 million in the comparable period in 2005. The increase in net sales was attributable to the overall strong demand from the mining and infrastructure markets, mainly the hydraulic mining excavators manufactured in Dortmund, Germany, and related spare parts sales, which benefited from a broader distribution network, and the continued growth of the crushing and screening product lines,as a direct result of a high level of activity by the Company’s quarrying customers.

Gross profit increased by $25.5 million in the three months ended September 30, 2006 when compared to the comparable period in 2005 and totaled $87.1 million. Gross profit improved as a result of the increased sales volume and increased pricing from existing operations, both in terms of new machines and parts and service.

SG&A increased by $9.9 million to $38.5 million in the third quarter of 2006 relative to the comparable period in 2005. The increase in SG&A expense was mainly due to additional staffing to address sales growth, period costs associated with the relocation of the U.S. mining truck business personnel, and the acquisition of the Halco business in the first quarter of 2006.

Income from operations for the Terex Materials Processing & Mining segment was $48.6 million in the third quarter of 2006, an increase of $15.6 million from $33.0 million in the comparable period in 2005. The increase was a result of higher demand for the segment’s products, resulting primarily from continued strong commodity pricing, demand for mobile commercial grade crushing and screening equipment and the increase in global distribution for hydraulic mining excavators, partially offset by increased component costs.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$178.2	-	$153.6	-	16.0%
Gross profit	$24.8	13.9%	$18.4	12.0%	34.8%
SG&A	$19.5	10.9%	$17.2	11.2%	13.4%
Income from operations	$5.3	3.0%	$1.2	0.8%	341.7%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2006 were $178.2 million, an increase of $24.6 million when compared to the same period in 2005. Net sales increased in most business units and product categories, especially in the businesses of roadbuilding and utility products. Except for concrete mixer trucks, general market conditions continued to be positive. Orders received for the three months ended September 30, 2006 for roadbuilding and utility products, excluding concrete mixer trucks, were approximately 35% higher than during the same period in 2005. In addition, firm orders that are expected to be filled within one year remained strong, as customers placed orders prior to the January 2007 effectiveness of new Tier III emissions standards. End markets in the United States continue to show improvement linked to the passage of the federal highway and energy spending bills. The industry, however, is showing signs of slowing demand for concrete mixer trucks due to a decline in residential construction spending. Orders received for the concrete mixer truck product line have declined significantly year over year.

Gross profit for the three months ended September 30, 2006 totaled $24.8 million, an increase of $6.4 million when compared to the same period in 2005. The gross profit margin during this period improved to 13.9% compared to 12.0% during the same period in 2005. Gross profit margin in this largely United States based business segment, was favorably impacted by pricing actions, the positive effects of certain reorganization activities that have been implemented over the prior few years and management’s continued focus on improving operational processes through on-going continuous improvement initiatives, partially offset by cost increases.

SG&A for the three months ended September 30, 2006 totaled $19.5 million, an increase of $2.3 million when compared to the same period in 2005. The net increase was mainly due to increased sales commission costs in the roadbuilding businesses primarily in support of expansion of the Brazilian roadbuilding operation as well as sales growth in other asphalt products. General and administration costs increased primarily due to increased personnel related costs to support management’s on-going initiative to improve talent throughout this segment and the current consolidation of an existing distribution joint venture.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the three months ended September 30, 2006 was $5.3 million, an increase of $4.1 million when compared to the same period in 2005. The increase reflects the sales growth and gross profit improvement in the roadbuilding and utility product businesses from prior cost saving initiatives and pricing actions.

Terex Corporate / Eliminations

	Three Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(33.5)	-	$(26.9)	-	24.5%
Income (loss) from operations	$(5.9)	17.6%	$(4.8)	17.8%	22.9%

The Company’s consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were not allocated to the business segments, which in 2006 were primarily attributable to the increased cost of certain equity and long term compensation programs, as well as certain unallocated expenses related to the Company’s global enterprise system implementation.

Net Interest Expense

During the three months ended September 30, 2006, the Company’s net interest expense was $16.3 million, or $5.8 million lower than the same period in the prior year. This reduction was primarily related to higher interest income combined with lower debt balances.

Loss on Early Extinguishment of Debt

The Company recorded a charge on early extinguishment of debt of $16.6 million, which included a $10.4 million expense associated with the call premium for the repayment of $200 million of outstanding debt on August 14, 2006 and $6.2 million of amortization of debt acquisition costs accelerated because of this debt repayment and the termination of the Company’s previous credit facility.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2006 was income of $0.6 million, a decrease of $1.3 million when compared to the same period in the prior year, primarily due to increased foreign exchange and minority interest charges.

Income Taxes

During the three months ended September 30, 2006, the Company recognized income tax expense of $53.2 million on income from continuing operations before income taxes of $158.8 million, an effective rate of 33.5%, as compared to income tax expense of $30.8 million on income from continuing operations before income taxes of $82.4 million, an effective rate of 37.4%, for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 was lower than in the prior year period, primarily due to changes in the geographical distribution of earnings and a change in estimate of export tax incentives. An income tax benefit of $0.8 million was recorded within Income from discontinued operations for the three months ended September 30, 2006. Income tax expense of $1.2 million was recorded on the disposition of discontinued operations. For tax purposes, the cash received on the disposition was greater than the Company’s basis and, therefore, income tax expense was recorded.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Terex Consolidated

	Nine Months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$5,618.1	-	$4,588.2	-	22.4%
Gross profit	$1,067.6	19.0%	$707.2	15.4%	51.0%
SG&A	$527.5	9.4%	$405.9	8.8%	30.0%
Income from operations	$540.1	9.6%	$301.3	6.6%	79.3%

Net sales for the nine months ended September 30, 2006 totaled $5,618.1 million, an increase of $1,029.9 million when compared to the same period in 2005. During this period, the Company continued to realize the benefits of end-market recoveries and pricing actions. Net sales relative to 2005 significantly increased in the Terex Aerial Work Platforms segment as a result of improved economic conditions in the rental equipment market, with an increasing proportion of sales from international growth. Net sales in the Terex Construction segment were higher, due to increased demand for compact construction equipment and heavy truck products, offset by weaker sales in the scrap handling product line and production delays regarding certain product lines. Net sales in the Terex Cranes segment increased from 2005 levels, with the recovery broad-based across most product categories and aided by expansion in China. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2005 from improvements in commodity prices, mainly for coal and iron ore and increasing overall demand for its products, particularly hydraulic excavators. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2005 in most product categories.

Gross profit for the nine months ended September 30, 2006 totaled $1,067.6 million, an increase of $360.4 million when compared to the same period in 2005. Improvements relative to 2005 were realized in most segments of the Company due to the impact of pricing actions and volume leverage, despite continued component cost pressures negatively impacting operating results.

Total SG&A increased for the nine months ended September 30, 2006 by $121.6 million when compared to the same period in 2005. SG&A increased as a result of higher selling and related costs arising from increased sales levels during 2006, increased costs attributable to certain equity and long term compensation programs, as well as expense related to the Company’s global enterprise system implementation.

Income from operations increased by $238.8 million for the nine months ended September 30, 2006 when compared to the same period in 2005. The Terex Aerial Work Platforms segment experienced significant improvement in income from operations relative to the same period in 2005, due to unit volume and improved realization of pricing actions, resulting from an improving economy primarily in the United States, Europe and Australia. Income from operations in the Terex Construction segment decreased versus 2005, due to the reduced demand for the Company’s scrap handler product, start up delays in the launch of certain new product lines and the unfavorable impact of foreign currency on imports to the United States. Income from operations in the Terex Cranes segment increased as compared to 2005, as this segment experienced higher demand that was broad-based across most product categories and also due to the expansion in Asian markets. Income from operations improved in the Terex Materials Processing & Mining segment because of increased demand from the mining and infrastructure markets. Income from operations in the Terex Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives and pricing actions.

Terex Aerial Work Platforms

	Nine months Ended September 30,
	2006		2005
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,576.3	-	$1,083.9	-	45.4%
Gross profit	$401.4	25.5%	$207.3	19.1%	93.6%
SG&A	$112.3	7.1%	$74.9	6.9%	49.9%
Income from operations	$289.1	18.3%	$132.4	12.2%	118.4%

Net sales for the Terex Aerial Work Platforms segment for the nine months ended September 30, 2006 were $1,576.3 million, an increase of $492.4 million when compared to the same period in 2005. Net sales increased when compared to the same period in 2005 as a result of stronger demand from the rental channel in the United States, improving demand for the Company’s products internationally, increasing market penetration of the telehandler product line, and, to a lesser extent, improved parts sales. Rental market demand increased relative to the same period in 2005 as rental channel customers continued to buy new equipment, primarily to address increased utilization of their existing equipment. Sales of telehandler products increased significantly when compared to the same period in 2005, as this product line continued to see the benefits of integrating the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the segment’s sales growth over the prior year period.

Gross profit for the nine months ended September 30, 2006 was $401.4 million, an increase of $194.1 million when compared to the same period in 2005. While gross profit benefited from the unit volume increase, it was also favorably affected by pricing actions that were implemented to offset increases in the cost of components over the prior few years.

SG&A for the nine months ended September 30, 2006 were $112.3 million, an increase of $37.4 million when compared to the same period in 2005. Resources added to address the increasing sales levels and to expand the international sales and service infrastructure were the primary reasons for the additional costs, as well as increased bad debt expense when compared to the prior year period.

Income from operations for the nine months ended September 30, 2006 was $289.1 million, an increase of $156.7 million when compared to the same period in 2005. The increase was due to the favorable impact of pricing and unit volume, partially offset by the impact of increased component costs.

Terex Construction

	Nine months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,150.1	-	$1,140.3	-	0.9%
Gross profit	$139.1	12.1%	$143.3	12.6%	(2.9)%
SG&A	$114.4	9.9%	$98.0	8.6%	16.7%
Income from operations	$24.7	2.1%	$45.3	4.0%	(45.5)%

Net sales in the Terex Construction segment increased by $9.8 million for the nine months ended September 30, 2006 when compared to the same period in 2005. The slight increase in net sales reflected a variety of items, with positive year over year performance by the off-highway truck and loader backhoe product lines partially offset by softening in certain other businesses, mainly the scrap handler product line.

Gross profit decreased to $139.1 million for the nine months ended September 30, 2006, a decrease of $4.2 million when compared to 2005 results for the same period. Gross profit was negatively impacted by the reduced sales volume of the scrap handling business and costs associated with the launch of new products, partially offset by price increases.

SG&A for the nine months ended September 30, 2006 totaled $114.4 million, an increase of $16.4 million when compared to the same period in 2005. Costs related to product development efforts, engineering costs ahead of a new product launch, costs associated with development in China and increased resources to manage the sales growth in certain businesses were the primary drivers for the increase in SG&A.

Income from operations for the nine months ended September 30, 2006 totaled $24.7 million, a decrease of $20.6 million when compared to $45.3 million for the same period in 2005, primarily resulting from reduced scrap handler sales volume, increased cost associated with new product launches and increased personnel expenses.

Terex Cranes

	Nine months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,238.3	-	$924.0	-	34.0%
Gross profit	$197.8	16.0%	$113.2	12.3%	74.7%
SG&A	$96.0	7.8%	$79.1	8.6%	21.4%
Income from operations	$101.8	8.2%	$34.1	3.7%	198.5%

Net sales for the Terex Cranes segment for the nine months ended September 30, 2006 were $1,238.3 million, an increase of $314.3 million when compared to the same period in 2005. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in North American cranes and tower cranes in general, when compared to the same period in 2005. Net sales also increased approximately 6% due to the revenue generated by the April 2006 acquisition of a controlling interest in Sichuan Crane.

Gross profit for the nine months ended September 30, 2006 increased by $84.6 million relative to the same period in 2005 and totaled $197.8 million. Gross profit in the nine months ended September 30, 2006 benefited from increased sales volume, the inclusion of Sichuan Crane, the positive impact of pricing actions taken during 2005 and the strong recovery in the North American cranes market, more than offsetting the negative impact of component cost pressures.

SG&A for the nine months ended September 30, 2006 totaled $96.0 million, an increase of $16.9 million over the same period in 2005. The increase was due to higher spending levels in all cranes businesses, mainly driven by higher sales volume and the impact of the acquisition of Sichuan Crane. However, as a percentage of net sales, SG&A spending decreased to 7.8% as compared to 8.6% in 2005, reflecting the benefit of higher sales volume.

Income from operations for the nine months ended September 30, 2006 totaled $101.8 million, a significant increase of $67.7 million when compared to $34.1 million for the same period in 2005. Income from operations in 2006 was positively impacted by pricing actions in excess of cost pressures from suppliers.

Terex Materials Processing & Mining

	Nine months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,191.1	-	$1,011.5	-	17.8%
Gross profit	$249.2	20.9%	$175.6	17.4%	41.9%
SG&A	$110.5	9.3%	$87.8	8.7%	25.9%
Income from operations	$138.7	11.6%	$87.8	8.7%	58.0%

Net sales in the Terex Materials Processing & Mining segment increased by $179.6 million to $1,191.1 million in the first nine months of 2006, compared to $1,011.5 million in the same period in 2005. The increase in net sales was attributable to the overall strong demand for mining products, mainly the hydraulic mining excavators manufactured in Dortmund, Germany and related spare parts sales, which benefited from a broader distribution network, and the continued growth of the crushing and screening product lines.

Gross profit increased by $73.6 million in the nine months ended September 30, 2006 when compared to the same period in 2005 and totaled $249.2 million. Gross profit improved as a result of the increased sales volume, net sales mix and pricing actions from existing operations across all product categories, both in terms of new machines and parts and service.

SG&A increased by $22.7 million to $110.5 million in the first nine months of 2006 relative to the comparable period in 2005. The increase in SG&A was mainly due to additional staffing to meet sales growth, period costs associated with the relocation of the U.S. mining truck business personnel, and the acquisition of the Halco business in January 2006.

Income from operations for the Terex Materials Processing & Mining segment was $138.7 million for the first nine months of 2006, a significant increase of $50.9 million from $87.8 million in the comparable period in 2005. The increase was a result of higher demand for the segment’s products, due primarily to continued strong commodity pricing, the increase in global distribution for the hydraulic mining excavators and the benefits of prior pricing actions, partially offset by increased component costs.

Terex Roadbuilding, Utility Products and Other

	Nine months Ended September 30,
	2006		2005
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$552.3	-	$506.9	-	9.0%
Gross profit	$79.0	14.3%	$64.8	12.8%	21.9%
SG&A	$54.7	9.9%	$52.9	10.4%	3.4%
Income from operations	$24.3	4.4%	$11.9	2.3%	104.2%

Net sales for the Terex Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2006 were $552.3 million, an increase of $45.4 million when compared to the same period in 2005. Growth was achieved in most business units and product categories, but especially in the businesses of roadbuilding and utility products.

Gross profit for the nine months ended September 30, 2006 totaled $79.0 million, an increase of $14.2 million when compared to the same period in 2005. Gross profit margin improved in the utilities business, with the other businesses showing a slight decline. Gross profit margin in this largely United States based business segment was favorably impacted by pricing actions, as well as the positive effects of certain reorganization activities that were implemented over the prior few years, partially offset by increases in component costs.

SG&A for the segment for the nine months ended September 30, 2006 totaled $54.7 million, an increase of $1.8 million when compared to the same period in 2005, although costs were lower as a percentage of net sales.

Income from operations for the Terex Roadbuilding, Utility Products and Other segment for the nine months ended September 30, 2006 was $24.3 million, an increase of $12.4 million when compared to the same period in 2005. The increase was due primarily to the favorable impact of pricing actions and the positive effect of recent cost reduction activities.

Terex Corporate / Eliminations

	Nine months Ended September 30,
	2006		2005
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(90.0)	-	$(78.4)	-	14.8%
Income (loss) from operations	$(38.5)	42.8%	$(10.2)	13.0%	277.5%

The Company’s consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were not allocated to the business segments, which in 2006 were primarily attributable to the increased cost of certain equity and long term compensation programs as well as certain unallocated expenses related to the Company’s global enterprise system implementation.

Net Interest Expense

During the nine months ended September 30, 2006, the Company’s net interest expense was $59.7 million, which was $4.8 million lower than during the same period in the prior year. This reduction was primarily related to higher interest income combined with lower debt balances.

Loss on Early Extinguishment of Debt

The Company recorded a charge on early extinguishment of debt of $23.3 million, including a $15.6 million expense associated with the call premiums for the repayment of $300 million of outstanding debt in June and August 2006, in addition to $7.7 million of amortization of debt acquisition costs accelerated because of this debt repayment and the termination of the Company’s previous credit facility.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2006 was income of $0.6 million compared to income of $1.8 million in the comparable period for 2005. This decrease was primarily due to increased foreign exchange and minority interest charges.

Income Taxes

During the nine months ended September 30, 2006, the Company recognized income tax expense of $162.1 million on income from continuing operations before income taxes of $457.7 million, an effective rate of 35.4%, as compared to income tax expense of $88.3 million on income from continuing operations before income taxes of $238.6 million, an effective rate of 37.0%, in the prior year period. The effective tax rate for the nine months ended September 30, 2006 was lower than in the prior year period, primarily due to changes in the geographical distribution of earnings and a change in estimate of export tax incentives. An income tax benefit of $0.8 million was recorded within Income from discontinued operations for the three months ended September 30, 2006. This benefit offsets the Provision for income taxes recorded in the six months ended June 30, 2006 for discontinued operations. Utilization of net operating loss carry forwards results in no Provision for income taxes for the nine months ended September 30, 2006 for discontinued operations. Income tax expense of $1.2 million was recorded on the disposition of discontinued operations. For tax purposes, the cash received on the disposition was greater than the Company’s basis and, therefore, income tax expense was recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s main sources of funding are cash generated from operations, loans from the Company’s bank credit facilities and funds raised in capital markets. Management believes that cash generated from operations, together with the Company’s bank credit facilities and cash on hand, provides the Company with adequate liquidity to meet the Company’s operating and debt service requirements. The Company had cash and cash equivalents of $428.3 million at September 30, 2006. In addition, the Company had $554.0 million available for borrowing under its revolving credit facilities at September 30, 2006.

Generating cash from operations depends primarily on the Company’s ability to earn net income through the sales of the Company’s products and to manage its investment in working capital. The Company continues to focus on collection of receivables in a timely manner. Consistent with past practice, each quarter the Company sells receivables to various third party financial institutions through several pre-arranged facilities. The discontinuance of these facilities could negatively affect the Company’s liquidity. During the third quarter of 2006 and 2005, the Company sold, without recourse, accounts receivable approximating 11% and 15% of its third quarter revenue in 2006 and 2005, respectively, to provide additional liquidity.

The Company is focused on reducing inventory levels in relation to its sales volume by sharing, throughout the Company, many of the best practices and lean manufacturing processes that several of its business units have successfully utilized. These initiatives are expected to reduce the levels of raw materials and work in process needed to support the business and enable the Company to reduce its manufacturing lead times, thereby reducing the Company’s working capital requirements.

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

Traditionally, the Company’s customers’ peak buying periods are in the first half of a calendar year as a result of their need to have new equipment available for the spring, summer and fall construction season in Northern Hemisphere end-markets. Therefore, historically, the Company’s sales have tended to be seasonal, with slightly more than half of the Company’s sales typically generated in the first two quarters of a calendar year.

For 2006, however, the Company anticipates sales in the second half of the year to be substantially similar to sales in the first half of the year. Sales in the first three quarters of 2006 were driven by the Company’s customers’ desire for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales for the remainder of 2006 are anticipated to reflect high demand for backlog orders in the aerial work platforms, cranes and mining businesses that will be accepted late in the year, an expected increase in roadbuilding orders arising later in the year as that business continues to recover, and anticipated orders for new products introduced by the Terex Construction segment, leading to a ramp-up in sales for that group in the last quarter of the year.

In 2006, the Company used cash to fund its operations in the first quarter of the year and generated cash in the second and third quarters, and expects to generate cash in the fourth quarter of the year, due largely to improved working capital efficiency and increased profitability.

To help fund its traditional seasonal cash pattern, the Company has maintained a significant cash balance and a revolving line of credit in addition to term borrowings from its bank group. During 2005 and the first six months of 2006, the Company maintained a bank credit facility the (the “Old Credit Agreement”) that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that was available through July 2007. The facility also included provisions for an additional $250 million of term borrowing by the Company on terms similar to the original term loan debt under the facility, of which the Company had used $210 million of additional term borrowings.

On July 14, 2006, the Company and certain of its subsidiaries entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative agent and collateral agent. The New Credit Agreement provides the Company with a senior revolving line of credit of up to $700 million that is available through July 14, 2012 and senior term debt of up to $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The New Credit Agreement also provides for incremental loan commitments of up to $300 million, which may be extended at the option of the New Lenders, in the form of revolving credit loans, term loans or a combination of both. The Company believes this larger revolving line of credit should allow it to use a significant amount of its existing cash balance to reduce debt.

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

The Company is currently in compliance with all of its financial covenants under the New Credit Agreement. The Company’s future compliance with its financial covenants under the New Credit Agreement will depend on its ability to generate earnings and manage its assets effectively. The Company’s bank credit facilities also have various non-financial covenants, both requiring the Company to refrain from taking certain actions (as described above) and requiring the Company to take certain actions, such as keeping in good standing its corporate existence, maintaining insurance, and providing its bank lending group with financial information on a timely basis. The Company’s future ability to provide its bank lending group with financial information on timely basis will depend on its ability to file its periodic reports with the Securities and Exchange Commission (“SEC”) in a timely manner.

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

On June 30, 2006, the Company completed the redemption of $100 million principal amount of its $300 million principal amount outstanding 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). The total cash paid was $107.8 million, and included a call premium of 5.188% as set forth in the indenture for these 10-3/8% Notes plus accrued interest of $25.65 per $1,000 principal amount at the redemption date. The Company recorded charges of $6.7 million in the second quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

On August 14, 2006, the Company redeemed the remaining $200 million outstanding principal amount of the 10-3/8% Notes. The total cash paid was $218.0 million, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $38.33 per $1,000 principal amount at the redemption date. The Company recorded charges of $13.2 million in the third quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

The interest rates charged under the Company’s bank credit facilities are subject to adjustment based on the Company’s consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under the Company’s New Credit Agreement was 5.88% at September 30, 2006.

During June 2006, Moody’s Investors Service, Inc. (“Moody’s”) improved its issuer rating for the Company from B2 to Ba3 and Standard and Poor’s Ratings Service (“S&P”) improved its issuer rating for the Company from BB- to BB. In September 2006, Moody’s improved its rating on the Company’s senior secured debt from Ba3 to Ba1 and its rating on the Company’s senior subordinated debt from B2 to B1. Under the terms of the New Credit Facility, Terex provided liens on substantially all its assets in the United States as well as pledges of the stock of certain of its domestic and international subsidiaries as security to the New Lenders. If the New Credit Facility is rated Ba2 or better by Moody’s and BB or better by S&P, both with no negative outlook, for a period of 90 days, liens on assets are no longer required as security. As a result of the recent upgrade from Moody’s, the Company currently meets this condition and anticipates that the liens on its assets provided as security for the New Credit Facility will be eligible for release beginning in the fourth quarter of 2006.

The Company manages its interest rate risk by maintaining a balance between fixed and floating rate debt through interest rate derivatives. Over the long term, the Company believes this balance will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

The Company continues to review its alternatives to reduce its cost of capital and to reduce debt service costs through a combination of debt refinancing, asset sales and the sale of non-strategic businesses. The Company’s ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to the Company and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. The Company’s ability to access the capital markets is also subject to its timely filing of its periodic reports with the SEC, and the Company’s failure to file certain of its periodic reports on a timely basis currently limits the ability of the Company to access the capital markets using short-form registration for a period of twelve months from May 31, 2006. In addition, the terms of the Company’s bank credit facility and senior subordinated notes restrict the Company’s ability to make further borrowings or to sell substantial portions of its assets.

Cash Flows

Cash provided by operations for the nine months ended September 30, 2006 totaled $216.8 million, compared to cash provided by operations of $70.0 million for the nine months ended September 30, 2005. The increase in cash provided by operations is consistent with the increase in sales volume, and reflects the improvement in the Company’s financial performance.

Cash used in investing activities for the nine months ended September 30, 2006 was $38.5 million, or $5.5 million less than cash used in investing activities for the nine months ended September 30, 2005, primarily due to the impact of cash proceeds received upon the disposition of discontinued operations in September 2006.

The Company used cash for financing activities of $326.2 million for the nine months ended September 30, 2006, compared to cash used for financing activities for the nine months ended September 30, 2005 of $29.3 million. The change in financing cash flows was primarily due to the repayment of $300 million principal amount of the 10-3/8% Notes in the second and third quarters of 2006 and increased net repayments under the Company’s lines of credit, offset in part by the financing inflow resulting from excess tax benefits associated with stock-based compensation.

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

As of September 30, 2006, the Company’s maximum exposure to such credit guarantees was $210.3 million, including total credit guarantees issued by Terex Demag, part of the Terex Cranes segment, and Genie, part of the Terex Aerial Work Platforms segment, of $155.7 million and $25.8 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

The Company, from time to time, issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note P – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, the Company’s maximum exposure related to residual value guarantees under sales-type leases was $27.4 million at September 30, 2006. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of September 30, 2006, the Company’s maximum exposure pursuant to buyback guarantees was $20.1 million. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $17 million for the estimated fair value of all guarantees provided as of September 30, 2006.

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

As of September 30, 2006, TFSH had total assets of $436 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $394 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of September 30, 2006, the maximum exposure to loss under these guarantees was $24 million. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 million in cash to TFSH.

Sale-Leaseback Transactions

The Company’s rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, the Company finances substantially all of the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At September 30, 2006, the historical cost of equipment being leased back from the financing companies was approximately $80 million and the minimum lease payments for the remainder of 2006 will be approximately $4 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

The Company’s products are sold in over 100 countries around the world and, accordingly, revenues of the Company are generated in foreign currencies, while the costs associated with those revenues may or may not be incurred in the same currencies. The major foreign currencies, among others, in which the Company does business, are the Euro and British Pound. The Company may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At September 30, 2006, the Company had foreign exchange contracts with a notional value of $476.1 million.

The Company manages exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of the Company’s obligations, including its senior subordinated notes, bear interest at a fixed interest rate. The Company has entered into an interest rate swap agreement to convert the fixed rate to a floating rate with respect to approximately $200 million of the principal amount of its indebtedness under its 7-3/8% Senior Subordinated Notes. The floating rate is based on a spread of 2.45% over the London Interbank Offer Rate (“LIBOR”). At September 30, 2006, the floating rate was 7.68%.

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

A class action and derivative complaint entitled Michael Morter, derivatively on behalf of nominal defendant Terex Corporation, v. G. Chris Andersen, Ronald M. DeFeo, Don DeFosset, William H. Fike, Donald P. Jacobs, David A. Sachs, J.C. Watts, Jr., Helge H. Wehmeier and Phillip C. Widman, defendants, and Terex Corporation, nominal defendant, was previously filed. The complaint alleged breach of fiduciary duty and breach of the Company’s by-laws. The court has approved a settlement agreement among the parties with respect to this lawsuit and has required a notice to be sent by plaintiff’s counsel. The agreement requires the Company to make minor modifications to its Governance Guidelines and its Audit Committee Charter and will not have a material impact on the Company’s financial statements.

On November 2, 2006, the Company received a subpoena from the United States Department of Justice, Antitrust Division, with respect to its investigation into pricing practices in the rock crushing and screening equipment industry.  Terex intends to cooperate fully with this investigation.

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

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No. 123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance on SFAS No. 123R. SAB No. 107 does not change the accounting required by SFAS No. 123R. The Company adopted this accounting standard on January 1, 2006. The Company used the modified prospective method for its transition to this accounting standard. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact of adopting SAB No. 108 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires that the Company recognize the funded status of its defined benefit and other postretirement benefit plans in its December 31, 2006 balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the measurement of the funded status of the Company’s plans as of its year-end balance sheet date no later than 2008. The Company currently uses its year-end balance sheet date as its measurement date. Based on the Company’s funded status of plan obligations disclosed in Note Q to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005, the estimated impact of adopting SFAS No. 158 would have been a reduction to December 31, 2005 comprehensive income of approximately $21 million, net of tax, with no impact to the Company’s Consolidated Statements of Income or Cash Flows. This estimate is based on the assumption that deferred tax assets related to pension and other post retirement benefits will be realized.  The actual impact of adopting SFAS No. 158 could materially differ from this estimate as a result of changes in assumptions used in the valuation of projected plan obligations and the fair value of plan assets measured as of December 31, 2006.

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

Foreign Exchange Risk

The Company is exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of the Company’s major markets, which include the Euro, British Pound and Australian Dollar. The Company assesses foreign currency risk based on transactional cash flows and identifies naturally offsetting positions and purchases hedging instruments to protect anticipated exposures. At September 30, 2006, the Company had foreign currency contracts with a notional value of $476.1 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $2.7 million at September 30, 2006.

Interest Rate Risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company manages its exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintains an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At September 30, 2006, approximately 58.1% of the Company’s debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.69%.

At September 30, 2006, the Company had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. The floating rate was 7.68% at September 30, 2006. The fair market value of this arrangement, which represents the cost to settle this contract, was a net loss of $5.4 million.

At September 30, 2006, the Company performed a sensitivity analysis for the Company’s derivatives and other financial instruments that have interest rate risk. The Company calculated the pretax earnings effect on its interest sensitive instruments. Based on this sensitivity analysis, the Company has determined that an increase of 10% in the Company’s average floating interest rates at September 30, 2006 would have increased interest expense by approximately $2.5 million in the nine months ended September 30, 2006.

Commodities Risk

Principal materials used by the Company in its various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. The Company’s performance may be impacted by extreme movements in material costs and from availability of these materials. Specifically, the Company has recently had difficulty in obtaining some of its necessary components, particularly large off-highway tires. In addition, during the past several years, the Company was affected by increases in the cost of steel, although the cost of steel has moderated recently. Steel is a major material component for many of the Company’s products, so as the cost of steel increased, the cost to manufacture these products increased. The cost of steel has increased, and the availability of steel has decreased, in response to higher demand caused by a recovering end-market and higher consumption of steel by emerging economies such as China.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet the Company’s requirements and standards. The Company actively manages its material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. With respect to the increases in the cost of steel, for example, the Company designed and implemented plans to mitigate the impact, including the use of alternate suppliers, leveraging the Company’s overall purchase volumes to obtain favorable costs, and increasing the price of the Company’s products. Tire shortages can impact customer deliveries, and the Company continues to search for acceptable alternative supply sources, as well as utilizing customer provided tires and re-treaded used tires in appropriate circumstances. In reaction to supplier cost increases, starting in 2005, several of the Company’s operations implemented price increases directly intended to offset increases in the prices of steel and other components.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, the Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q make a fair statement in all material respects of the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)     Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, management identified the following material weaknesses in the Company’s internal control over financial reporting: (a) maintenance of a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and (b) accounting for income taxes. Remediation of these weaknesses had not yet been fully evidenced and therefore these material weaknesses continued to exist as of September 30, 2006.

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

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended September 30, 2006 to address the sufficient complement of finance personnel material weakness identified as of December 31, 2005:

•

Continued to recruit and upgrade additional personnel in key areas throughout the Company’s financial organization to both keep pace with the growth of the Company and to enhance the capabilities of the Company’s financial organization. Third quarter 2006 appointments included a Vice President of Finance and a Director of Finance for Terex China, a U.S. based Manager of Internal Control Compliance, a site Controller at a Materials Processing & Mining segment location and a site Controller at a Roadbuilding, Utility Products and Other segment location.

•

Prepared initial development assessments for a specific set of core competencies for business unit finance leaders, representing a key element of the Company’s human resource planning for evaluating and developing finance personnel.

•	Implemented an internet-based educational training program for approximately 1,200 key domestic and international employees relating to legal and ethical compliance matters.

The following are among the specific actions taken by the Company in its internal control over financial reporting processes during the quarter ended September 30, 2006 to address the material weakness in accounting for income taxes identified as of December 31, 2005:

•	Recruited and upgraded additional tax personnel, including third quarter 2006 appointments of two additional U.S. Tax Managers.

•

Provided enhanced and ongoing tax training for financial and tax personnel, including five European training sessions that were attended by over 50 finance team members addressing the Company’s policies and procedures for determining and documenting income tax liabilities and deferred income tax assets and liabilities, as well as preparing income tax provision calculations.

•

Developed a detailed tax remediation plan with identification of key milestones, including the completion of domestic and foreign accrual to return analyses, confirmation of deferred assets and liabilities related to certain leasing activities, confirmation of tax depreciation related to certain assets, and additional levels of management review to be completed during the 2006 year end reporting cycle.

•	Continued to engage an outside provider to assist the Company in the more complex and labor intensive areas of its income tax accounting and reconciliation processes.

The Company intends to take further actions to remediate the material weaknesses identified above as existing as of December 31, 2005, including:

•	Increasing internal audit scope and capabilities to address the needs of an evolving internal control environment.

•	Simplifying the Company’s legal and reporting entity structure to facilitate the processing of intercompany transactions and reduce complexity in the tax reporting processes.

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

•

Continuation of mandatory business practices meetings conducted globally by the Company’s Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Senior Vice President of Human Resources as well as several others and covering the Company’s Code of Ethics and Conduct, U.S. GAAP, compliance issues, full disclosure and other business practice matters.

•

Continuing to develop and implement educational programs providing training to employees to promote an open and transparent global business culture, where the Company’s employees use responsible business practices.

•

Execution of the tax remediation plan discussed above, as well as completion of the testing of annual tax provisioning processes for the year ending December 31, 2006, validating the changes previously made by the Company.

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

There have been no material changes in the quarterly period ended September 30, 2006 in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

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

TEREX CORPORATION
(Registrant)

Date: November 3, 2006	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2006	/s/ Jonathan D. Carter
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

4.2

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

4.5

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

10.22

Life Insurance Agreement, dated as of October 13, 2006, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

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

10.25

Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.26

Consulting Agreement dated as of November 13, 2003 between Terex Corporation and Filver S.A. (incorporated by reference to Exhibit 10.30 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

10.27

Letter Agreement, dated as of October 13, 2006, between Terex Corporation and Robert R. Wilkerson (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

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