Form 10-K
period 2006-12-31
TEREX CORP
filed 2007-02-28
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to____________.

Commission File Number 1-10702

TEREX CORPORATION
(Exact Name of Registrant as Specified in Charter)

DELAWARE	34-1531521
(State of incorporation)	(I.R.S. Employer Identification No.)

200 NYALA FARM ROAD, WESTPORT, CONNECTICUT	06880
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (203) 222-7170

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

NEW YORK STOCK EXCHANGE
(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                     YES   ☐   NO   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.
                     YES   ☐   NO   ☒

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
                               YES   ☐   NO   ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $4,819 million based on the last sale price on June 30, 2006.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK OUTSTANDING WAS
102.6 MILLION AS OF FEBRUARY 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2006

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” This Annual Report on Form 10-K generally speaks as of December 31, 2006, unless specifically noted otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, mining, shipping, transportation, refining and utility industries. We operate in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other. We remain focused on delivering products that are reliable, cost-effective and improve our customers’ return on invested capital. Our products are manufactured at plants in North America, Europe, Australia, Asia and South America, and are sold worldwide.

Our Company was originally incorporated in Delaware in October 1986 as Terex U.S.A., Inc. We have grown a tremendous amount since that time, achieving $7.6 billion of net sales in 2006, up from $6.2 billion of net sales in 2005. Through 2002, much of this growth was achieved through acquisitions. More recently, most of this growth has been achieved organically, as we focus on becoming a superb operating company under the Terex franchise.

We continue to focus on integrating the companies that we have acquired. In the past, our Company operated in a decentralized manner. However, we have increasingly coordinated our operations to improve and streamline our business. We are becoming a more unified operating company, one that combines the strengths of many different people, products and technologies under one global umbrella. We have concentrated on improving our financial reporting and will continue to focus on integrating other aspects of our business as well.

In 2005, we announced an internal improvement plan, the “Terex Business System” or “TBS.” The Terex Business System is based on lean principles and lean thinking as applied to every aspect of our business. This initiative will provide the framework for our Company’s activities for years to come, with substantial progress already achieved during 2006. We are using return on invested capital (“ROIC”) to measure the effectiveness of these initiatives, and have established the goal of delivering an average of 20% or greater returns on invested capital through an economic cycle.

In addition, we are focusing on expanding our business globally, with an increased emphasis on developing markets such as China, India, Russia, the Middle East and Latin America. We have established several joint ventures as well as a number of wholly owned operations as part of this business development process.

For financial information about our industry and geographic segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

TEREX AERIAL WORK PLATFORMS

Our Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, related components and replacement parts, and other products. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures. We market our Aerial Work Platforms products principally under the TEREX and GENIE brand names and the TEREX name in conjunction with these historic brand names: Amida, Bartell and Load King.

Aerial Work Platforms has seven significant manufacturing operations:

•	Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington;

•	Construction trailers are manufactured in Elk Point, South Dakota;

•	Telehandlers are manufactured in Baraga, Michigan; Redmond, Washington and Perugia, Italy; and

•	Trailer-mounted light towers, concrete finishing equipment, power buggies and generators are manufactured in Rock Hill, South Carolina, and Brampton, Ontario, Canada.

We have entered into an agreement to sell our concrete finishing equipment business located at our Brampton, Ontario, Canada facility, and expect to complete this disposition in the first half of 2007. We do not expect the sale of this business to have a significant impact on our financial statements.

TEREX CONSTRUCTION

Our Construction segment designs, manufactures and markets two primary categories of construction equipment and their related components and replacement parts:

•

Heavy construction equipment, including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, material handlers, pumps, gear boxes and truck mounted articulated hydraulic cranes; and

•	Compact construction equipment, including loader backhoes, compaction equipment, mini and midi excavators, site dumpers and wheel loaders.

Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations. We market our Construction products principally under the TEREX brand name and the TEREX name in conjunction with these historic brand names: Atlas, Fuchs, Powertrain and Schaeff.

Construction has 13 significant manufacturing operations:

Heavy Construction Equipment

•	Off-highway rigid haul trucks and articulated haul trucks and scrapers are manufactured in Motherwell, Scotland;

•	Wheel loaders are manufactured in Crailsheim, Germany;

•	Pumps and gear boxes are manufactured in Peterhead, Scotland;

•	Excavators, material handlers and truck mounted articulated hydraulic cranes are manufactured in Delmenhorst, Ganderkesee and Vechta, Germany; and

•	Material handlers are manufactured in Bad Schoenborn, Germany.

Compact Construction Equipment

•	Site dumpers, compaction equipment, material handlers and loader backhoes are manufactured in Coventry, England; and

•	Small and midsized wheel loaders, mini excavators and midi excavators are manufactured in Langenburg, Gerabronn, Rothenburg, Crailsheim and Clausnitz, Germany.

Construction’s North American distribution center is in Southaven, Mississippi and serves as a parts center for Construction and other Terex operations. We are developing facilities in Sanhe and Tianjin, China to assemble and manufacture compact construction equipment, namely mini excavators and midi excavators.

TEREX CRANES

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. We market our Cranes products principally under the TEREX brand name and the TEREX name in conjunction with these historic brand names: American, Bendini, Changjiang, Comedil, Demag, Franna, Peiner and PPM.

Terex Cranes has 12 significant manufacturing operations:

•	Rough terrain cranes are manufactured in Crespellano, Italy;

•	All terrain cranes, truck cranes and telescopic container stackers are manufactured in Montceau-les-Mines, France;

•	Rough terrain cranes, truck cranes and truck mounted cranes are manufactured in Waverly, Iowa;

•	Truck cranes are manufactured in Luzhou, China;

•	Lift and carry cranes are manufactured in Brisbane, Australia;

•	Tower cranes are manufactured in Fontanafredda and Milan, Italy;

•	Lattice boom crawler cranes and tower cranes are manufactured in Wilmington, North Carolina; and

•	Lattice boom crawler cranes, all terrain cranes and tower cranes are manufactured in Zweibruecken, Wallerscheid and Bierbach, Germany, and Pecs, Hungary.

TEREX MATERIALS PROCESSING & MINING

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. We market our Materials Processing & Mining products principally under the TEREX brand name and the TEREX name in conjunction with these historic brand names: Canica, Cedarapids, Finlay, Halco, Jaques, O&K, Pegson, Powerscreen, Reedrill, Simplicity and Unit Rig.

Materials Processing & Mining has 12 significant manufacturing operations:

•	Hydraulic mining excavators are manufactured in Dortmund, Germany;

•	Drilling equipment is manufactured in Denison, Texas and Southowram, England;

•	High capacity surface mining trucks are manufactured, and components for other Terex businesses are fabricated, in Acuña, Mexico;

•

Crushing and screening equipment is manufactured, assembled, sold and serviced in Melbourne, Australia; Subang Jaya, Malaysia; Chomburi, Thailand; Durand, Michigan; Coalville, England; Omagh, Northern Ireland; and Dungannon, Northern Ireland; and

•	Crushing and screening equipment, along with asphalt pavers for the Terex Roadbuilding, Utility Products and Other segment, are manufactured in Cedar Rapids, Iowa.

We own a controlling 50% interest in Terex NHL Equipment Co., Ltd., a company incorporated under the laws of China, which was formed to provide manufacturing capability for surface mining trucks in China.

TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees, and for other commercial operations. We market our Roadbuilding, Utility Products and Other products principally under the TEREX brand name and the TEREX name in conjunction with these historic brand names: Bid-Well, Cedarapids, Cifali and CMI. We also own much of the North American distribution channel for the utility products group through our Terex Utilities distribution network. These operations distribute, install and rent our utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of other Terex products, including mixers and aerial devices. We also operate a fleet of rental utility products in the United States and Canada.

We own a controlling 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment. We lease and rent a variety of equipment to third parties under the Terex Asset Services name.

We also assist customers in their rental, leasing and acquisition of our products. We facilitate loans and leases between our customers and various financial institutions under the name Terex Financial Services (“TFS”) in the United States, Europe and elsewhere. In Europe, we also have established a joint venture with a leading European financial institution to assist our customers with financing our products.

Terex Roadbuilding, Utility Products and Other has six significant manufacturing operations:

•	Pavement profilers, reclaimers/stabilizers, asphalt plants, concrete plants, concrete pavers and landfill compactors are manufactured in Oklahoma City, Oklahoma;

•	Asphalt pavers and asphalt plants are manufactured in Cachoeirinha, Brazil;

•	Concrete pavers are manufactured in Canton, South Dakota and Opglabbeek, Belgium;

•	Front and rear discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana; and

•	Utility aerial devices and digger derricks are manufactured in Watertown, South Dakota.

OTHER BUSINESSES

As discussed in Note K - “Investment in Joint Venture” in the Notes to the Consolidated Financial Statements, we have a 40% ownership interest in a joint venture, Terex Financial Services Holding B.V. (“TFSH”). De Lage Landen International B.V. (“DLL”), a wholly owned subsidiary of Rabobank, owns the other 60% of TFSH. TFSH facilitates the financing of our products sold in certain areas of Europe. TFSH is a direct lender and makes its loans with funds obtained from equity contributions made by DLL and the Company and a debt facility made available to TFSH by DLL and Rabobank.

We have an interest in a joint venture in India under the name Terex Vectra Equipment Pvt. Ltd., which manufactures and markets compact construction equipment. We have a minority interest in Inner Mongolia North Hauler Joint Stock Company Limited (“North Hauler”), a company incorporated under the laws of China, which manufactures rigid and articulated haulers in China. Trucks manufactured by North Hauler, which is located in Baotou, Inner Mongolia, are principally used in China under the TEREX brand name. We also have a minority interest in Atlas Construction Machinery Company Ltd., a company incorporated under the laws of China, which manufactures excavators in China. We also participate in joint ventures in China under the names Wieland International Trading (Shanghai) Co. Ltd. and Shanghai Wieland Engineering Co. Ltd., which manufacture replacement and wear parts for crushing equipment.

BUSINESS STRATEGY

Terex’s purpose is to improve the lives of people around the world. Our mission is to delight our current and future construction, infrastructure, mining and other customers with value added offerings that exceed their current and future needs. To achieve our mission we must attract the best people by creating a Terex culture that is safe, exciting, creative, fun and embraces continuous improvement.

Our vision focuses on the Company’s core constituencies of customers, stakeholders and team members:

•	Customers: We aim to be the most customer responsive company in the industry as determined by our customers.

•	Stakeholders: We aim to be the most profitable company in the industry as measured by return on invested capital.

•	Team Members: We aim to be the best place to work in the industry as determined by our team members.

We first introduced the “Terex Business System,” or “TBS,” in 2005. The Terex Business System is the framework around which we intend to build a better company and achieve our long-term goals. The key elements of the Terex Business System are illustrated by the following “TBS House” diagram:

The TBS House provides a common framework, language and direction for Terex as we work together to build the Company’s future.

The three foundational elements of the Terex Business System are:

•	Leadership Commitment for Competitive Advantage;

•	Superb Human Resource Practices; and

•	Customer Driven Business Processes, evidenced by continuous improvement in quality, speed and simplicity.

Leadership Commitment for Competitive Advantage is the first foundational element in the TBS House. The commitment of our leaders to the TBS House and its underlying values and principles is the best way to increase our chances of success going forward. It means using a compelling vision about an exciting, shared future and fostering trust and teamwork among our team members. Leaders focus on continuous improvement in all our business processes and, therefore, on results. Finally, leadership commitment means that our leaders be role models of our Company’s values and behaviors.

Superb Human Resource Practices is the second step of the TBS House. Our team members are the Company’s most valuable asset. We are committed to creating a great work environment. In order to be a Company with superb human resource practices, we are committed to following these guidelines:

•	To develop a shared future with our team members, all working toward the same mission and vision;

•	To create a high energy, enthusiastic, threat-free work environment; and

•	To develop the commitment and competency of our team members.

Customer Driven Business Processes is the third and final step of the TBS foundation and deals with how we conduct our business by focusing on our customer. We endeavor to engage in only value added activities across the Company and constantly work to eliminate waste. We strive to create and improve our business processes in a way that is organized around the customer, and our process initiatives focus on four key attributes for the customer interface: continuous improvement, quality, speed and simplicity.

The foundation of the TBS House supports the four pillars of the Terex Business System:

•	Achieving Intense Customer Focus;

•	Planning Excellence and Annual Deployment;

•	Developing Operational Excellence Across the Entire Value Chain; and

•	Rapidly Delivering New Products and Services.

Achieving Intense Customer Focus represents the importance of our customer to our business success. Terex is committed to being centered on the customer, and applying this to all aspects of our products and operations. This entails an intense understanding of what our customers need and striving to satisfy the customer on all occasions. We understand that our success will flow from our customers’ success.

Planning Excellence and Annual Deployment recognizes that we need to know where we are headed in order to achieve our objectives. This requires dedication to planning to achieve the strategic intent of our business, based on quality information about our customers, competitors, markets, economic trends and technological developments. We also must deploy our assets appropriately to align our business performance with our objectives. In the spirit of continuous improvement, we are committed to reviewing our performance based on strategic metrics and improving our planning based on our conclusions.

Developing Operational Excellence Across the Entire Value Chain is vital to our delivering high quality, reliable products on time and at a low cost to our customers. This means working with our suppliers to cut lead times and increase inventory turnover, improving the quality of our existing and new products, improving our order entry and scheduling activities, and developing effective management systems for all of our processes, products and people. To achieve operational excellence in the supply chain, in design and in manufacturing, we apply lean principles and lean thinking to every aspect of our business. The core applications of the lean approach involve our promoting a culture of continuous improvement and removing waste (anything that does not add value) at every organizational level of the Company, and we have established Terex learning centers to teach these principles to key team members throughout the Company.

Rapidly Delivering New Products and Services means listening to the voice of the customer and quickly moving to develop products and services that the customer prefers. It involves listening to the customer’s needs and wants, understanding them, and then focusing design and production efforts around these core factors. This requires innovation and efficiency, and a commitment beyond providing products to also providing the services that our customers require.

We will measure our success by how we satisfy our constituencies of customers, stakeholders and team members, which will be reflected in our financial statements by increasing sales, improving margins and a reduction in working capital in relation to sales. Improved efficiencies in purchasing and manufacturing should lead to operating margin improvement. Increasing production without a commensurate investment in plant and equipment and transferring production lines around the world without undue complication further tests how we apply lean principles and thinking.

With our purpose, mission, goal and vision in mind, and using the TBS House as a framework, we have launched numerous strategic initiatives to move us forward. These include:

Being easier to do business with. We continue to streamline our interface with our customers. We remain committed to becoming more customer-centric and making it easier for customers to do business with us, with the goal of Terex being the most customer responsive company in our industry. We have added staff at the senior level in the marketing area to better address customer needs and to present “one face” for Terex to the customer. To this end, we are building a franchise under the Terex brand name by migrating historic brand names for many of our products to the Terex brand, including in some cases using the historic brand in conjunction with the Terex brand for a transitional period. We are continuing to work on ways to streamline our customer interaction, before, during and after the sale of a product. We remain dedicated to providing our customers with products that improve their performance and productivity.

Horizontal Integrators. All of the elements of the Terex Business System focus us to think about Terex as a unified company, rather than a portfolio of individual companies acquired over time to form Terex. A unified Terex combines the strengths of many different people, products and technologies under one global umbrella, allowing us to realize synergies across our operations.

To improve manufacturing facility utilization around the world, we will connect each business location, although geographically separate, through an integrated operational strategy, so that each facility should not be viewed as belonging to a particular segment, but rather is understood as a Terex facility that may be used by multiple segments of our business for the greater good of the overall Company.

To facilitate our transition to being a unified operating company, we are in the early stages of a multi-year implementation of a worldwide enterprise resource-planning tool. Our operations will implement this system in a gradual and staged process, concentrating on the larger operations initially, and every location eventually. We expect to drive cost savings and improve customer responsiveness through the greater visibility into our business that this tool will provide.

Supply Chain Management. In 2006, our corporate operations group made progress in its goals of developing and implementing world-class capability in supply chain management, logistics and global purchasing. Generally, our supply chain decisions are made site by site, which provides limited opportunity to leverage our size. Now, we are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources. We made tremendous progress in 2006, realizing efficiencies in purchasing raw steel, fabricated steel and hydraulics. These three areas were chosen for our initial work, as together they represent a significant portion of our cost of sales. We expect our efforts to result in material savings across the entire organization.

Delivering Diverse Products and Services to Diverse End-Markets. During 2006, we continued to focus on growing and improving the operations of our core business segments. The role of President and Chief Operating Officer was separated from the dual role previously performed by our Chairman and Chief Executive Officer, and filled with an experienced operating executive from outside of the Company. We have expanded the size and scope of our core businesses through targeted acquisitions during the year and development of new products to increase our market share. In addition, we are focused on expanding the geographic reach of our products, emphasizing developing areas such as China, Russia, India, the Middle East and Latin America. We believe that these initiatives help to offset the effect of potential cyclical changes in any one product category or geographic market. These initiatives have also expanded our product lines and geographic reach, added new technology and improved our distribution network.

As a result, we have developed a geographically diverse revenue base with approximately 42% of our revenues derived from North America, 38% from Europe and 20% from the rest of the world. Our long-term goal continues to be a revenue base of 1/3 of revenue from the Americas, 1/3 from Europe and 1/3 from the rest of the world, particularly Asia.

Our revenue base is also diverse by product category. The following table lists our main product categories and their percentage of our total sales.

	PERCENTAGE OF SALES

PRODUCT CATEGORY	2006	2005	2004

Aerial Work Platforms	21%	18%	15%
Mobile Telescopic & Truck Cranes	16	14	19
Heavy Construction Equipment	11	16	16
Materials Processing Equipment	10	12	13
Mining & Drilling Equipment	9	8	7
Lattice Boom Crawler & Tower Cranes and Telescopic Container Stackers	8	8	5
Compact Construction Equipment	8	6	8
Telehandlers, Construction Trailers & Light Construction Equipment	7	6	4
Roadbuilding Equipment	5	6	6
Utility Equipment	4	4	5
Other	1	2	2

TOTAL	100%	100%	100%

PRODUCTS

          TEREX AERIAL WORK PLATFORMS

AERIAL WORK PLATFORMS. Aerial work platform equipment positions workers and materials easily and quickly to elevated work areas. These products have developed over the past twenty years as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating booms; self-propelled telescopic booms; and scissor lifts. All of these aerial lifts are manufactured in Redmond and Moses Lake, Washington.

Material lifts are used primarily indoors in the construction, industrial, theatrical and homeowner markets. They safely and easily lift up to 1,000 pounds from ground level to heights of up to 26 feet.

Portable aerial work platforms are used primarily indoors in a variety of markets to perform overhead maintenance. These aerial work platforms lift one or two people to working heights of up to 46 feet. Most models will roll through a standard doorway and can be transported in the back of a pick-up truck. Some models are drivable when fully elevated.

Trailer-mounted articulating booms are used both indoors and outdoors, provide versatile reach, and have the ability to be towed between job sites. Our trailer-mounted articulating booms have rated capacities of 500 pounds and a working height of up to 56 feet.

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

Self-propelled telescopic booms are used outdoors in commercial and industrial construction as well as highway and bridge maintenance projects. Our telescopic booms offer working heights from 46 to 131 feet, articulated jibs on some models, and options including two- and four-wheel drive, rough terrain packages and multi-power capabilities.

Scissor lifts are used in outdoor and indoor applications in a variety of construction, industrial and commercial settings. Our scissor lifts are offered in slab or rough terrain models. Some of their features include narrow access capability, slide-out platform extension, quiet electric drives, rough terrain models, and working heights from 21 to 59 feet.

CONSTRUCTION TRAILERS. We produce construction trailers at our facility in Elk Point, South Dakota. Construction trailers are used in the construction and rental industries to haul materials and equipment. We also produce trailers used by the United States military for critical hauling applications. These trailers range from 10 to 70 ton capacity designed for off-road use as well as for on-road applications. Bottom dump material trailers are used to transport raw aggregates, crushed aggregates and finished hot mix asphalt paving material. Lowbed trailers have capacities from 25 to 100 tons, designed with several gooseneck systems, and used primarily to transport construction equipment.

TELEHANDLERS. We manufacture telehandlers at our facilities in Baraga, Michigan; Perugia, Italy and Redmond, Washington. Telehandlers are used to move and place materials on residential and commercial job sites and are used in the landscaping, recycling and agricultural industries. We manufacture a wide range of compact and high reach rough terrain telehandlers with load capacities up to 13,200 pounds. Our telescoping telehandlers also offer a wide variety of working envelopes. With the flexibility of up to 62 feet of extended reach and 82 feet of lift height, our telehandler family offers a versatile machine for almost any jobsite application. We also manufacture rotating telescopic telehandlers, with 360-degree boom rotation, for those unique applications where the combination of crane and telehandler is required.

LIGHT CONSTRUCTION EQUIPMENT. We produce light construction equipment including trailer-mounted light towers, concrete finishing equipment, power buggies and generators.

Trailer-mounted light towers are used primarily to light work areas for night construction activity. They are towed to the work-site where the telescopic tower is extended and outriggers are deployed for stability. They are diesel powered and provide lighting for construction activity for a radius of approximately 300 feet from the tower. Light towers are manufactured in Rock Hill, South Carolina.

Concrete finishing equipment, which includes power trowels, screeds and surface grinders, are primarily used to provide a smooth finish on concrete surfaces. Power trowels are used on soft cement as the concrete hardens and are manufactured as walk-behind and ride-on models. Power trowels are typically used in conjunction with other products manufactured by Terex, including light towers, power buggies, screeds, and material spreaders. Concrete finishing equipment is manufactured in Brampton, Ontario, Canada.

Power buggies are used primarily to transport concrete from the mixer to the pouring site. Our power buggies have dump capacities from 16 to 21 cubic feet. Terex manufactures power buggies in Rock Hill, South Carolina.

Generators are used to provide electric power on construction sites and other remote locations. Generators up to 225 kilowatts are manufactured in Rock Hill, South Carolina.

          TEREX CONSTRUCTION

HEAVY CONSTRUCTION EQUIPMENT. We manufacture and/or market off-highway trucks, scrapers, excavators and wheel loaders used in earthmoving applications, material handlers and truck mounted articulated hydraulic cranes.

Articulated off-highway trucks are three-axle, six-wheel drive machines with a capacity range of 25 to 40 tons. An articulating connection between the cab and body allows the cab and body to move independently, enabling all six tires to maintain ground contact for traction on rough terrain. This allows the truck to move effectively through extremely rough or muddy off-road conditions. Articulated off-highway trucks are typically used together with an excavator or wheel loader to move dirt in connection with road, tunnel or other infrastructure construction and commercial, industrial or major residential construction projects. Our articulated off-highway trucks are manufactured in Motherwell, Scotland.

Rigid off-highway trucks are two-axle machines, which generally have larger capacities than articulated off-highway trucks, but can operate only on improved or graded surfaces. The capacities of rigid off-highway trucks range from 35 to 100 tons, and are used in large construction or infrastructure projects, aggregates and smaller surface mines. Our rigid trucks are manufactured in Motherwell, Scotland.

Scrapers move dirt by elevating it from the ground to a bowl located between the two axles of the machine. Scrapers are used most often in relatively dry, flat terrains. Our scrapers are manufactured in Motherwell, Scotland.

Excavators are used for a wide variety of construction applications, including non-residential construction (such as commercial sites and road construction) and residential construction. These machines are crawler type excavators ranging in size from 13 to 36 tons and wheeled type excavators ranging in size from 13.4 to 22.5 tons. Our excavators are manufactured in Ganderkesee, Germany and sold throughout the world. We also market excavators manufactured for us in South Korea that are sold in North America.

Wheel Loaders are used for loading and unloading materials. Applications include mining and quarrying, non-residential construction, airport and industrial snow removal, waste management and general construction. These machines range in size from two to seven cubic yards capacity, and are manufactured in Crailsheim, Germany and are sold in Europe, Africa, the Middle East and elsewhere. We also market wheel loaders manufactured for us in South Korea that are sold in North America.

Material handlers are designed for handling logs, scrap and other bulky materials with clamshell, magnet or grapple attachments. There are stationary and mobile models for loading barges and various operations in scrap, manufacturing and materials handling. We produce material handlers ranging from 11 to 66 tons at our facilities in Bad Schoenborn and Ganderkesee, Germany.

Truck mounted articulated hydraulic cranes are available in two product categories. The “knuckle boom” crane can be mounted on either the front or the rear of commercial trucks and is folded within the width of the truck while in transport. The “V-boom” crane is also mounted on the front or the rear of the truck and spans the length of the truck while folded. These machines are manufactured in Delmenhorst, Germany.

COMPACT CONSTRUCTION EQUIPMENT. We manufacture a wide variety of compact construction equipment used primarily in the construction and rental industries. Products include loader backhoes, compaction equipment, excavators, material handlers, site dumpers and wheel loaders.

Loader backhoes incorporate a front-end loader and rear excavator arm. They are used for loading, excavating and lifting in many construction and agricultural related applications. We offer four models of loader backhoes, ranging from 69 to 90 horsepower. Our loader backhoes are manufactured in Coventry, England.

Compaction equipment manufactured by Terex ranges from small portable plates to heavy duty ride-on rollers. Single and reversible direction plates are used in the compaction of trench backfill material, paths and driveways. A range of tandem rollers from 1.5 to 10 tons cover larger applications, including road formation, construction and asphalt surfacing. Self-propelled rollers from 6 to 12 tons are used in landfill site construction and on soil and sub-base materials. Included in the range are sophisticated infrared trench compactors that enable the operator to use the machine at a distance. Our compaction equipment is manufactured in Coventry, England.

Excavators in the compact equipment category include mini and midi excavators used in the general construction, landscaping and rental businesses. Mini excavators are crawler type excavators ranging in size from 1.5 to 5.5 tons. These machines are equipped with either rubber or steel tracks. Midi excavators are manufactured in a mobile (wheeled) version in the 6 to 11 ton sizes for the world market. These excavators are commonly used for excavation and lifting in confined areas in communities and are often supplied through rental businesses. Midi excavators are also manufactured as crawler excavators in sizes between 5.5 and 12.5 tons. In the 6 to 12 ton sizes, we offer standard steel tracks and optional rubber tracks. These excavators are manufactured in Gerabronn, Germany.

Site dumpers are used to move smaller quantities of materials from one location to another, and are primarily used for landscaping and concrete applications. We offer a variety of two-wheel and four-wheel drive models. Our site dumpers are manufactured in Coventry, England.

Wheel loaders are used for loading and unloading materials. Due to the large variety of attachments, these machines are also multi-equipment carriers used in not only the field of construction but also in industrial, rental and landscaping business. Our wheel loaders are manufactured at our facilities in Crailsheim, Germany.

          TEREX CRANES

We offer a wide variety of cranes, including mobile telescopic cranes, tower cranes, lattice boom crawler cranes, boom trucks and telescopic container stackers.

MOBILE TELESCOPIC CRANES. Mobile telescopic cranes are used primarily for industrial applications, in commercial and public works construction and in maintenance applications, to lift equipment or material to heights in excess of 490 feet. We offer a complete line of mobile telescopic cranes, including rough terrain cranes, truck cranes, all terrain cranes, and lift and carry cranes.

Rough terrain cranes move materials and equipment on rough or uneven terrain, and are often located on a single construction or work site such as a building site, a highway or a utility project for long periods. Rough terrain cranes cannot be driven on highways and accordingly must be transported by truck to the work site. We offer rough terrain cranes with lifting capacities ranging from 20 to 100 tons and maximum tip heights of up to 195 feet. We manufacture our rough terrain cranes at facilities located in Waverly, Iowa, and Crespellano, Italy.

Truck cranes have two cabs and can travel rapidly from job site to job site at highway speeds. Truck cranes are often used for multiple local jobs, primarily in urban or suburban areas. Our truck cranes have maximum lifting capacities of up to 90 tons and maximum tip heights of up to 202 feet. We manufacture truck cranes at our facilities in Waverly, Iowa; Montceau-les-Mines, France; and Luzhou, China.

All terrain cranes were developed in Europe as a cross between rough terrain and truck cranes, and are designed to travel across both rough terrain and highways. Our all terrain cranes have lifting capacities of up to 800 tons and maximum tip heights of up to 490 feet. We manufacture all terrain cranes at our Montceau-les-Mines, France, and Zweibruecken and Wallerscheid, Germany, facilities.

Lift and carry cranes are designed primarily for site work, such as at mine sites, big fabrication yards and building and construction sites, and combine high road speed and all terrain capability without the need for outriggers. We offer five models of lift and carry cranes with lifting capacities ranging from 11 to 28 tons. Lift and carry cranes are manufactured in our Brisbane, Australia, facility.

TOWER CRANES. Tower cranes are often used in urban areas where space is constrained and in long-term or very high building sites. Tower cranes lift construction material and place the material at the point where it is being used. They include a vertical tower with a horizontal jib with a counterweight at the top (except for self-erecting tower cranes where the counter weight is at the bottom and the entire tower rotates). On the jib is a trolley through which runs a load carrying cable that moves the load along the jib length. On larger cranes, the operator is located above the work site where the tower and jib meet, providing superior visibility. The jib also rotates 360 degrees, creating a large working area equal to twice the jib length. Our tower cranes are currently produced in Fontanafredda and Milan, Italy; Zweibruecken, Germany; and Wilmington, North Carolina. We produce the following types of tower cranes:

Self-erecting tower cranes are trailer-mounted and unfold from four sections (two for the tower and two for the jib); certain larger models have a telescopic tower and folding jib. These cranes can be assembled on site in a few hours. Applications include residential and small commercial construction. Crane heights range from 58 to 106 feet and jib lengths from 52 to 131 feet.

Hammerhead tower cranes have a tower and a horizontal jib assembled from sections. The tower extends above the jib to which suspension cables supporting the jib are attached. These cranes are assembled on-site in one to three days depending on height, and can increase in height with the project. They have a maximum freestanding height of 250 to 300 feet and a maximum jib length of 240 feet.

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

Hydraulic lattice boom crawler cranes manufactured in Wilmington, North Carolina, have lifting capacities from 50 to 275 tons. Larger crawler cranes manufactured in Zweibruecken, Germany, have lifting capacities ranging from 300 to 1,750 tons.

TRUCK MOUNTED CRANES (BOOM TRUCKS). We manufacture telescopic boom cranes for mounting on commercial truck chassis. Truck mounted cranes are used primarily in the construction industry to lift equipment or materials to various heights. Boom trucks are generally lighter and have less lifting capacity than truck cranes, and are used for many of the same applications when lower lifting capabilities are required. An advantage of a boom truck is that the equipment or material to be lifted by the crane can be transported by the truck, which can travel at highway speeds. Applications include the installation of air conditioners and other roof equipment.

Telescopic truck mounted cranes enable an operator to reach heights of up to 163 feet and have a maximum lifting capacity of up to 35 tons. We manufacture telescopic truck mounted cranes at our Waverly, Iowa facility.

TELESCOPIC CONTAINER STACKERS. Telescopic container stackers are used to pick up and stack containers at dock and terminal facilities. At the end of a telescopic container stacker’s boom is a spreader which enables it to attach to containers of varying lengths and weights and to rotate the container up to 280 (+95/-185) degrees.

Our telescopic container stackers have lifting capacities up to 49.5 tons, can stack up to five full containers and are able to maneuver through very narrow areas. We manufacture telescopic container stackers at our Montceau-les-Mines, France facility.

          TEREX MATERIALS PROCESSING & MINING

MINING EQUIPMENT. We offer high capacity surface mining trucks and hydraulic mining excavators used in the surface mining industry.

High capacity surface mining trucks are off-road dump trucks with capacities in excess of 120 tons. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Our product line consists of a series of rear dump trucks with payload capabilities ranging from 120 to 360 tons, and bottom dump trucks with payload capacities ranging from 180 to 300 tons. Our high capacity surface mining trucks are manufactured in Acuña, Mexico.

Hydraulic mining excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load them into trucks. These excavators are utilized in surface mines, quarries and large construction sites around the world. Our excavators have operating weights ranging from 90 to 1,100 tons and bucket sizes ranging from 7 to 65 cubic yards. They are manufactured in Dortmund, Germany.

DRILLING EQUIPMENT. We offer a wide selection of drilling equipment and tools for surface and underground mining, quarrying, construction, and utility applications. We manufacture drilling equipment in Denison, Texas and Southowram, England.

Our drilling equipment includes jumbo drills used in underground hard rock mining and tunneling, hydraulic track drills for quarrying, construction, and mining, rotary drills for open pit mining and auger drills used in construction and foundation applications. Drilling tools also include a broad line of auger tools. We also design, manufacture and distribute down-the-hole drill bits and hammers for drills.

MATERIALS PROCESSING EQUIPMENT. Materials processing equipment is used in processing aggregate materials for roadbuilding applications and is also used in the quarrying, demolition and recycling industries. Typical crushing and screening operations utilize a combination of components for reducing virgin aggregate materials to required product sizes for final usage in road building and related applications. Crushing and screening plants can be either stationary or portable. Portable crushing and screening plants are configured with a variety of components to provide easy site-to-site mobility, application versatility, flexible on-demand finished product and reduced set-up time.

We manufacture a range of track-mounted jaw, impactor and cone crushers as well as base crushers for integration within static plants. Our crushing equipment also includes jaw crushers, horizontal shaft impactors, vertical shaft impactors and cone crushers. We manufacture crushing equipment in Cedar Rapids, Iowa; Durand, Michigan; Coalville, England; Melbourne, Australia; and Subang Jaya, Malaysia.

Jaw crushers are primary crushers with reduction ratios of 6:1 for crushing larger rock. Jaw crushers are used mostly for primary applications at the quarry face or on recycling duties. Applications include hard rock, sand and gravel and recycled materials. Models offered provide a range of capabilities from 100 to 1,700 tons per hour. Impactor crushers are used in quarries for primary and secondary applications as well as in recycling. Generally, they are better suited for larger reduction on materials with low to medium abrasiveness.

Cone crushers are used in secondary and tertiary applications to reduce a number of materials, including quarry rock and riverbed gravel. High production, low maintenance and enhanced final material cubicle shape are the principal features of these compression-type roller bearing crushers.

Horizontal shaft impactors are primary and secondary crushers, which utilize rotor impact bars and breaker plates to achieve high production tonnages and improved aggregate particle shape. They are typically applied to reduce soft to medium hard materials, as well as recycled materials.

Vertical shaft impactors are secondary and tertiary crushers that reduce material utilizing various rotor configurations and are highly adaptable to any application. Vertical shaft impactors can be customized to material conditions and desired product size/shape. A full range of models provides customers with increased tonnages, better circuit balance and screen efficiency.

We manufacture screening equipment in Durand, Michigan; Cedar Rapids, Iowa; Dungannon, Northern Ireland; Omagh, Northern Ireland; Melbourne, Australia; Subang Jaya, Malaysia; and Chomburi, Thailand.

Heavy duty inclined screens and feeders are found in high tonnage applications. These units are typically custom designed to meet the needs of each customer. Although primarily found in stationary installations, we supply a variety of screens and feeders for use on heavy-duty portable crushing and screening spreads.

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

Washing screens are used to separate, wash, scrub, dewater and stockpile sand and gravel. Our products include a completely mobile single chassis washing plant incorporating separation, washing, dewatering and stockpiling, mobile and stationary screening rinsers, bucket-wheel dewaterers, scrubbing devices for aggregate, a mobile cyclone for maximum retention of sand particles, silt extraction systems, stockpiling conveyors and a sand screw system as an alternative to the bucket-wheel dewaterers.

Horizontal screens combine high efficiency with the capacity, bearing life and low maintenance of an inclined screen. They are adaptable for heavy scalping, standard duty and fine screening applications and are engineered for durability and user friendliness.

Trommels are used in the recycling of construction and demolition waste materials, as well as soil, compost and wood chips. Trommels incorporate conveyors and variable speed fingertip control of the belts and rotating drum to separate the various materials. We manufacture a range of trommel and soil shredding equipment. Trommels also are used to process construction and demolition waste, as well as decasing, segmenting and processing empty bottles. The soil shredding units are used mainly by landscape contractors and provide a high specification end product.

Feeders are generally situated at the primary end of the processing facility, requiring rugged design in order to handle the impact of the material being fed from front-end loaders and excavators. The feeder moves material to the crushing and screening equipment in a controlled fashion.

          TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

We offer a diverse range of products for the roadbuilding, utility and construction industries and governments. Products in this group include asphalt, concrete and utility equipment.

ROADBUILDING EQUIPMENT. We manufacture asphalt pavers, asphalt plants, concrete production plants, concrete mixers, concrete pavers, pavement profilers, reclaimers/stabilizers and landfill compactors at our Roadbuilding facilities.

Asphalt pavers are available in rubber tire and steel or rubber track designs. We sell asphalt pavers with maximum widths from 18 to 30 feet. The smaller units have a maximum paving width of 18 feet and are used for commercial work such as parking lots, development streets and construction overlay projects. Mid-sized pavers are used for mainline and commercial projects and have maximum paving widths ranging from 24 to 28 feet. High production pavers are engineered and built for heavy-duty, mainline paving and are capable of 30-foot maximum paving widths. All of the above feature direct hydrostatic drive for maximum uptime, patented frame raise for maneuverability and three-point suspension for smooth, uniform mats. Our asphalt pavers are manufactured in Cedar Rapids, Iowa and in Cachoeirinha, Brazil.

Asphalt plants are used by road construction companies to produce hot mix asphalt. The asphalt plants are available in portable, relocatable and stationary configurations; and with production rates from 80 to 600 tons per hour. Associated plant components and control systems are manufactured to offer customers a wide variety of equipment to meet individual production requirements. Asphalt plants are manufactured in Oklahoma City, Oklahoma and in Cachoeirinha, Brazil.

Concrete production plants are used in residential, commercial, highway, airport and other markets. Our products include a full range of portable and stationary transit mix and central mix production facilities and are manufactured in Oklahoma City, Oklahoma.

Concrete mixers are machines with a large revolving drum in which cement is mixed with other materials to make concrete. We offer models mounted on trucks with three, four, five, six or seven axles and other front and rear discharge models. They are manufactured in Fort Wayne, Indiana.

Our concrete pavers are used by paving contractors to place and finish concrete streets, highways and airport surfaces. We manufacture slipform pavers, which pave widths ranging from 2 to 35 feet in a single pass. We also produce concrete pavers, which require paving forms, usually metal, to contain the paving material. These pavers are used on bridge decks, elevated highways and for general conduction paving needs. Concrete pavers are manufactured in Oklahoma City, Oklahoma; Canton, South Dakota and Opglabbeek, Belgium.

Pavement profilers mill and reclaim deteriorated asphalt pavement, leaving a level, textured surface upon which new paving material is placed. The process is less costly than complete removal, and produces a by-product; RAP (Reclaimed Asphalt Pavement), that can be processed through our hot mix asphalt plants to produce lower cost paving materials. We produce pavement profilers in Oklahoma City, Oklahoma.

Our reclaimers/stabilizers are used to add load-bearing strength to the base structures of new highways and new building sites. They are also used for in-place reclaiming of deteriorated asphalt pavement. Our reclaimers/stabilizers are manufactured in Oklahoma City, Oklahoma.

We produce landfill compactors used to compact garbage and refuse at landfill sites. Our landfill compactors are manufactured in Oklahoma City, Oklahoma.

UTILITY EQUIPMENT. Our utility products include digger derricks, aerial devices and cable placers. These products are used by electric utilities, tree care companies, telecommunications companies and the electric construction industry, as well as by government organizations. These products are primarily mounted on commercial truck chassis. Digger derricks and aerial devices are primarily used for the construction and maintenance of electric utility lines.

Digger derricks are used to dig holes and set utility poles. They include a telescopic boom with an auger mounted on the boom, which digs the hole, and a winch and devices to lift, maneuver and set the pole. Our digger derricks have sheave heights up to 95 feet and lifting capacities up to 48,000 pounds. These digger derricks are manufactured in Watertown, South Dakota.

Aerial devices are used to elevate workers and material to work areas at the top of utility poles, transmission lines and for trimming trees away from electrical lines, as well as for miscellaneous purposes such as sign maintenance. Our aerial devices include telescopic, articulated telescopic and non-overcenter and overcenter models that range in working heights from 34 to 200 feet and material handling capacity up to 2,000 pounds. These aerial devices are manufactured in Watertown, South Dakota.

Cable placers are used to install fiber optic, copper and strand telephone and cable lines. Each cable placer includes a basket with a working height of 37 feet. Our cable placers are manufactured in Watertown, South Dakota.

BACKLOG

Our backlog as of December 31, 2006 and 2005 was as follows:

	December 31,

	2006	2005

	(in millions)
Terex Aerial Work Platforms	$653.8	$543.6
Terex Construction	322.7	235.5
Terex Cranes	1,132.3	452.6
Terex Materials Processing & Mining	396.9	258.7
Terex Roadbuilding, Utility Products and Other	219.4	169.3
Eliminations	—	(21.2)

Total	$2,725.1	$1,638.5

Substantially all of our backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as-ordered basis.

Our management views backlog as one of many indicators of the performance of our business. Because many variables can cause changes in backlog, and these changes may or may not be of any significance, we consequently view backlog as only a modest directional indicator of future results. High backlogs can indicate a high level of future sales; however, when backlogs are high, this may also reflect a high level of production delays, which may result in future order cancellations from disappointed customers. Small backlogs may indicate a low level of future sales; however, they may also reflect a rapid ability to fill orders that is appreciated by our customers.

Our Aerial Work Platforms segment backlog increased $110.2 million to $653.8 million at December 31, 2006 from $543.6 million at December 31, 2005. This increase is primarily driven by growing demand for our products, particularly from our customers in European markets.

Our Construction segment backlog at December 31, 2006 increased $87.2 million to $322.7 million, as compared to $235.5 million at December 31, 2005. The increase was a result of increased demand for our compact construction equipment coupled with challenges associated with supply constraints.

The backlog at our Cranes segment increased $679.7 million to $1,132.3 million at December 31, 2006 from $452.6 million at December 31, 2005. The increase was primarily due to continued strong demand for our products combined with certain supply constraints. Our strategic sourcing initiative has identified additional suppliers to aid in addressing this issue in 2007.

Our Materials Processing & Mining segment backlog at December 31, 2006 increased $138.2 million to $396.9 million compared to $258.7 million at December 31, 2005. The approximate 53% increase in order backlog was principally due to our being awarded a contract to provide 55 mining trucks to Shenhua Coal in China. Truck deliveries under this program, valued at $150 million, commenced in December 2006 and the final units are expected to be delivered in September 2007.

The backlog at our Roadbuilding, Utility Products and Other segment increased $50.1 million to $219.4 million at December 31, 2006 from $169.3 million at December 31, 2005. The backlog for Utilities products has grown year over year due to market share growth and an overall market improvement.

DISTRIBUTION

We distribute our products through a global network of dealers, major accounts and direct sales to customers.

          TEREX AERIAL WORK PLATFORMS

Our aerial work platform and telehandler products are distributed principally through a global network of rental companies, independent dealers and, to a lesser extent, strategic accounts. We employ sales representatives who service these channel partners from offices located throughout the world.

Construction trailers are distributed primarily through dealers in the United States and are also sold directly to users when local dealers are not available.

Our light construction products are distributed through a global network of dealers, rental companies and strategic accounts. We employ sales representatives who service these dealers throughout the world.

          TEREX CONSTRUCTION

We distribute heavy construction equipment (trucks, scrapers and replacement parts) manufactured in the United Kingdom primarily through worldwide dealership networks. Our truck dealers are independent businesses, which generally serve the construction, mining, timber and/or scrap industries. Although these dealers may carry products from a variety of manufacturers, they generally carry only one manufacturer’s “brand” of each particular type of product. Excavators manufactured in Germany and China are sold through a network of independent dealers and distributors. Wheel loaders manufactured in Germany are sold through a network of independent dealers and distributors. Excavators and wheel loaders manufactured for us in South Korea are only sold in North America through our existing heavy construction equipment dealer network. Material handling machines manufactured in Germany are sold worldwide through a network of independent dealers and distributors.

We distribute compact construction equipment primarily through a network of independent dealers and distributors throughout the world. Although some dealers represent only one of our product lines, we have recently focused on developing the dealer network to represent our broader range of compact equipment.

          TEREX CRANES

We market our crane products globally, optimizing assorted channel marketing systems including a distribution network and a direct sales force. We have direct sales, primarily to specialized crane rental companies, in certain crane markets such as the United States, United Kingdom, Germany, Spain, Italy, France and Scandinavia to offer comprehensive service and support to customers. Distribution via a dealer network is often utilized in other geographic areas.

          TEREX MATERIALS PROCESSING & MINING

We distribute surface mining truck products and services directly to customers through our own sales organization, as well as through independent dealers. Our hydraulic excavators and after-market parts and services are sold through an export sales department in Dortmund, Germany, through a global network of wholly owned subsidiaries and through dealership networks. In addition, our excavators may be sold and serviced through authorized Caterpillar dealers.

Drilling equipment is distributed through a combination of regional sales and support offices and a global network of independent distributors.

Crushing and screening equipment is distributed principally through a worldwide network of independent distributors and dealers.

          TEREX ROADBUILDING, UTILITY PRODUCTS AND OTHER

We sell asphalt pavers, reclaimers, stabilizers, profilers, concrete pavers and landfill compactors to end user customers principally through independent dealers and distributors and, to a lesser extent, on a direct basis in areas where distributors are not established. We sell asphalt and concrete plants primarily direct to end user customers.

We sell concrete mixers primarily direct to customers, but concrete mixers are also available through distributors in the United States.

We sell utility equipment to the utility and municipal markets through a network of both company-owned and independent distributors in North America.

RESEARCH AND DEVELOPMENT

We maintain engineering staff at most of our locations. Our engineers design new products and improvements in existing product lines. Our engineering expenses are primarily incurred in connection with the improvements of existing products, efforts to reduce costs of existing products and, in certain cases, the development of products, which may have additional applications or represent extensions of the existing product line. Such costs incurred in the development of new products, cost reductions, or improvements to existing products of continuing operations amounted to $52.6 million, $46.8 million and $43.0 million in 2006, 2005 and 2004, respectively. The increase from 2005 to 2006 was mainly due to new product development and improvements on our existing products in our Aerial Work Platforms, Construction and Cranes segment businesses. The increase from 2004 to 2005 was mainly due to costs incurred to develop design changes to meet specifications for a proposal on military contracts.

MATERIALS

Principal materials that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Our performance may be impacted by extreme movements in material costs and from availability of these materials. As our manufacturing volume has increased, our need for these commodities and manufactured items also has increased, which in turn has created pressure on our existing supplier base to deliver us materials on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated as a result of higher global demand for the same materials caused by recovering end-markets in our product areas and by higher consumption from emerging economies such as China. The inability of suppliers to deliver materials promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary components for which we have experienced supply constraints over the recent past include large off-highway tires, steel and steel products, bearings, gear boxes and various fabricated weldments. Furthermore, as demand for these materials has increased, we have experienced increased costs to obtain these components.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. To deal with some of the recent supply constraints we have experienced, for example, we designed and implemented plans to mitigate their impact by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and costs, and increasing the price of our products. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis. One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products that are designed to improve the customer’s return on invested capital. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. The following table shows the primary competitors for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Terex Aerial Work Platforms	Boom Lifts	Oshkosh (JLG), Haulotte, Skyjack, Snorkel and Upright

	Scissor Lifts	Oshkosh (JLG), Skyjack, Haulotte, Snorkel and Upright

	Construction Trailers	Trail King, Talbert, Fontaine, Rogers, Etnyre, Ranco, Clement, CPS, as well as regional suppliers

	Telehandlers	Oshkosh (JLG with Skytrak, Gradall and Lull brands), Gehl, JCB, CNH, Merlo and Manitou

	Trailer-mounted Light Towers	Allmand Bros., Magnum and Ingersoll-Rand

	Concrete Finishing Equipment	Multiquip, Allen Engineering and Wacker

	Power Buggies	Multiquip and Stone

	Generators	Ingersoll-Rand, Multiquip, Magnum, Wacker and Caterpillar

Terex Construction	Articulated Off-highway Trucks & Rigid Off-highway Trucks	Volvo, Caterpillar, Moxy, John Deere, Bell, Caterpillar and Komatsu

	Scrapers	Caterpillar

	Excavators	Caterpillar, Komatsu, Volvo, John Deere, Hitachi, CNH, Link-Belt (Sumitomo Corporation), Doosan, Hyundai and Liebherr

	Truck Mounted Articulated Hydraulic Cranes	Palfinger, HIAB, HMF, Effer and Fassi

	Material Handlers	Liebherr, Sennebogen and Caterpillar

	Wheel Loaders	Caterpillar, Volvo, Kubota, Kawasaki, John Deere, Komatsu, Hitachi, CNH, Liebherr and Doosan

	Loader Backhoes	Caterpillar, CNH (Case and New Holland brands), JCB, Komatsu, Volvo and John Deere

	Compaction Equipment	Ingersoll-Rand, Caterpillar, Bomag, Amman, Dynapac and Hamm

	Mini Excavators	Bobcat (Ingersoll-Rand), Yanmar, Volvo, Takeuchi, IHI, CNH, Caterpillar, John Deere, Neuson and Kubota

	Midi Excavators	Komatsu, Hitachi, Volvo and Yanmar

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

	Site Dumpers	Thwaites and AUSA

Terex Cranes	Mobile Telescopic Cranes	Liebherr, Grove Worldwide (Manitowoc), Tadano-Faun, Link-Belt (Sumitomo Corporation) and Kato

	Tower Cranes	Liebherr, Potain (Manitowoc) and MAN Wolff

	Lattice Boom Crawler Cranes	Manitowoc, Link-Belt (Sumitomo Corporation), Liebherr, Hitachi and Kobelco

	Boom Trucks	National Crane (Manitowoc), Palfinger, Hiab, Altec, Fassi and PM

	Telescopic Container Stackers	Kalmar, SMV, CVS Ferrari, Fantuzzi, Liebherr and Linde

Terex Materials Processing	Hydraulic Mining Excavators	Hitachi, Komatsu and Liebherr
& Mining
	High Capacity Surface Mining Trucks	Caterpillar, Komatsu, Liebherr and Euclid/Hitachi

	Drilling Equipment	Sandvik, Atlas Copco (formerly Ingersoll-Rand), Furukawa, Altec

	Materials Processing Equipment	Metso, Astec Industries, Sandvik, Extec, Komatsu, Deister Machine, and McClusky Brothers

Terex Roadbuilding, Utility Products & Other	Asphalt Pavers	Blaw-Knox (Ingersoll-Rand), Caterpillar, Ciber, Wirtgen and Roadtec (Astec Industries)

	Asphalt Plants	Astec Industries, Gencor Corporation, All-Mix, Dillman Equipment, Ciber and ADM

	Pavement Profilers	Caterpillar, Wirtgen and Roadtec (Astec Industries)

	Reclaimers/Stabilizers	Caterpillar, Wirtgen and Bomag

	Concrete Production Plants	Con-E-Co, Erie Strayer, Helco, Hagen and Stephens

	Concrete Pavers	Gomaco, Wirtgen, Power Curbers, Gunter and Zimmerman

	Concrete Mixers	McNeilus, Oshkosh, London and Continental Manufacturing

	Landfill Compactors	Caterpillar, Bomag and Al-Jon

	Utility Equipment	Altec and Time Manufacturing

MAJOR CUSTOMERS

None of our customers accounted for more than 10% of our consolidated sales in 2006. We are not dependent upon any single customer.

EMPLOYEES

As of December 31, 2006, we had approximately 18,000 employees. We generally consider our relations with our employees to be good. Approximately 33% of our employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective bargaining agreements with us.

PATENTS, LICENSES AND TRADEMARKS

We make use of proprietary materials such as patents, trademarks and trade names in our operations and take actions to protect these rights.

We make use of several significant trademarks and trade names, most notably the TEREX, BID-WELL, GENIE and POWERSCREEN trademarks. The P&H trademark is a registered trademark of Joy Global, Inc. that a subsidiary of the Company has the right to use for certain products until 2011 pursuant to a license agreement. We also have the right to use the O&K and Orenstein & Koppel names (which are registered trademarks of O&K Orenstein & Koppel AG) for most applications in the mining business for an unlimited period. The other trademarks and trade names of the Company referred to in this Annual Report include registered trademarks of Terex Corporation or its subsidiaries.

We have many patents that we use in connection with our operations, and most of our products contain some proprietary components. Many of these patents and related proprietary technology are important to the production of particular products; however, overall, our patents, individually and taken together, are not material to our business or our financial results nor does our proprietary technology provide us with a competitive advantage over our competitors.

We protect our patent, trademark and trade name proprietary rights through registration, confidentiality agreements and litigation to the extent we deem appropriate. We own and maintain trademark registrations and patents in countries where we conduct business, and monitor the status of our trademark registrations and patents to maintain them in force and renew them as required. The duration of these registrations is the maximum permitted under the law and varies based upon the relevant statutes in the applicable jurisdiction. We also take further actions to protect our trademark, trade name and patent rights when circumstances warrant, including the initiation of legal proceedings if necessary.

Currently, we are engaged in various legal proceedings with respect to intellectual property rights, both as a plaintiff and as a defendant. We believe that the outcome of such matters will not have a material adverse effect, individually or in the aggregate, on our business or operating performance.

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

All employees are required to obey all applicable national, local or other health, safety and environmental laws and regulations and must observe the proper safety rules and environmental practices in work situations. We are committed to complying with these standards and monitoring our workplaces to determine if equipment, machinery and facilities meet specified safety standards. We are dedicated to seeing that safety and health hazards are adequately addressed through appropriate work practices, training and procedures.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes.

These laws and regulations would also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations.

Compliance with such laws and regulations has required, and will continue to require, us to make expenditures. We do not expect that these expenditures will have a material adverse effect on our business or profitability.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, GEOGRAPHIC AREAS AND EXPORT SALES

Information regarding foreign and domestic operations, export sales and segment information is included in Note B - “Business Segment Information” in the Notes to the Consolidated Financial Statements.

SEASONAL FACTORS

Traditionally, our customers’ peak buying periods have been in the first half of a calendar year, as a result of their need to have new equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Therefore, historically, our sales have tended to be seasonal, with more than half of our sales typically being generated in the first two quarters of a calendar year.

However, in both 2005 and 2006, first and second half sales were relatively equal. For 2007, we expect sales once again to be approximately equal in the first and second half of the year.

This changing trend in seasonality has occurred as we have diversified our product offerings and expanded the geographic reach of our products, making our sales less dependent solely on construction products and sales in the United States and Europe. For example, sales of mining products are less seasonal in nature, and increased sales by our Materials Processing & Mining group have moderated the overall seasonal nature of Terex’s business.

A number of other factors have also contributed to the recent change in seasonal patterns. Price increases that were instituted by certain of our businesses in 2005 and 2006 increasingly took effect in the second half of these years as the price increases worked through backlog. Also, high levels of backlog in a number of our segments led to longer wait times and deliveries being accepted later in the year than typical.

We expect sales in the first half of 2007 will be driven by the desire of many of our customers for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales in the second half of 2007 are anticipated to reflect fulfillment of backlog orders in the cranes business, continued strength in aerial work platforms, particularly from overseas demand, and demand from mining customers for equipment that will be accepted later in the year.

As a result of our traditional seasonality, we have tended historically to use cash to fund our operations during the first half of a calendar year and generate cash from operations during the second half of the year. As a result of the changing trend in sales in recent years, there has been an accompanying change in cash patterns as well. In both 2005 and 2006, we used cash to fund our operations in the first quarter of the year and generated cash in the remaining three quarters of the year. We expect cash from operations in 2007 to be similar to the 2005 and 2006 pattern.

WORKING CAPITAL

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories, capital expenditures for repair, replacement and upgrading of existing facilities, as well as trade financing for receivables from customers and dealers. We have debt service requirements, including semi-annual interest payments on our senior subordinated notes and monthly interest payments on our bank credit facilities. We believe that cash generated from operations, together with availability under our bank credit facilities and cash on hand, provide us with adequate liquidity to meet our operating and debt service requirements. For more detail on working capital matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “About Terex”-”Investor Relations” - “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). In addition, we make available on our website under “About Terex”-”Investor Relations” - “Corporate Governance,” free of charge, our Audit Committee Charter, Compensation Committee Charter, Governance and Nominating Committee Charter, Corporate Governance Guidelines and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

NYSE AND SEC CERTIFICATIONS

Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) in 2006 that he was not aware of any violation by the Company of NYSE corporate governance listing standards. Furthermore, our Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to this Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes

Oxley Act. In addition, our Chief Executive Officer and Chief Financial Officer filed with the SEC, as an exhibit to our 2005 Annual Report on Form 10-K, the certification required under Section 302 of the Sarbanes Oxley Act.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, together with the cautionary statement under the caption “Forward-Looking Information” in Item 7 of this report and the other information included in this report. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected.

Our business is affected by the cyclical nature of the markets we serve.

Demand for our products depends upon general economic conditions in the markets in which we compete. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions, including a decrease in commodity prices, may cause customers to forego or postpone new purchases in favor of repairing existing machinery. Downward economic cycles may result in reductions in sales of our products, which may reduce our profits. We have taken a number of steps to reduce our fixed costs and diversify our operations to decrease the negative impact of these cycles. There can be no assurance, however, that these steps will prevent the negative impact of poor economic conditions.

Our business is sensitive to increases in interest rates.

We are exposed to interest rate volatility with regard to existing variable rate debt and future issuances of fixed rate debt. Primary exposure includes movements in the U.S. prime rate and the London Interbank Offer Rate (“LIBOR”). We use interest rate swaps to manage our interest rate risk.

If interest rates continue to rise, it becomes more costly for our customers to borrow money to pay for the equipment they buy from us. Should the various central banks in our key markets raise interest rates, prospects for business investment and manufacturing could deteriorate sufficiently to impact sales opportunities.

Our business is sensitive to government spending.

Many of our customers depend substantially on funding of highway construction, maintenance and other infrastructure projects by U.S. federal and state governments and governments in other nations. In addition, we sell products to governments and government agencies in the U.S. and other nations. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

We operate in a highly competitive industry.

Our industry is highly competitive. To compete successfully, our products must excel in terms of quality, price, product line, ease of use, safety and comfort, and we must also provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. If competition in our industry intensifies or if our current competitors enhance their products or lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. This may reduce revenue from our products and services, lower our gross margins or cause us to lose market share.

We rely on key management.

We rely on the management and leadership skills of Ronald M. DeFeo, our Chairman of the Board and Chief Executive Officer. Mr. DeFeo has been with us since 1992, has been Chief Executive Officer since 1995 and Chairman since 1998, and has overseen the transformation of Terex during that time. We have an employment agreement with Mr. DeFeo, which expires on December 31, 2012. The loss of his services could have a significant, negative impact on our business. Mr. DeFeo also served as President and Chief Operating Officer of Terex from October 1993 through January 2007. In January 2007, Mr. DeFeo stepped down from those posts, and we hired an executive from outside of Terex to serve in that role, which, among other benefits, is intended to limit the detrimental impact should we lose Mr. DeFeo’s services. In addition, we rely on the management and leadership skills of our other senior executives. During 2006, we added a number of new senior executives to our management team from outside of Terex. These executives are not bound by employment agreements. We could be harmed by the loss of any of these senior executives or other key personnel in the future.

Some of our customers rely on financing with third parties to purchase our products.

We rely on sales of our products to generate cash from operations. A significant portion of our sales are financed by third party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, the credit worthiness of our customers and the estimated residual value of our equipment. Deterioration in the credit quality of our customers or the estimated residual value of our equipment could negatively impact the ability of our customers to obtain the resources they need to make purchases of our equipment.

We provide financing for some of our customers.

We, directly and through joint ventures, provide financing for some of our customers, primarily in Europe and the United States, to purchase our equipment. For the most part, this financing represents sales type leases and operating leases. It has been our policy to provide such financing to our customers in situations where we anticipate that we will be able to sell the financing obligations to a third party financial institution within a short period. However, until such financing obligations are sold to a third party or if we are unable to sell such obligations to a third party, we retain the risks resulting from such customer financing. Our results could be adversely affected in the event that such customers default on their contractual obligations to us. Our results also could be adversely affected if the residual values of such leased equipment declines below its original estimated values and we are forced to subsequently sell such equipment at a loss.

We insure and sell a portion of our accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from us, and may choose to limit or discontinue further purchases from us at any time. Changes in our customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from us could impact our cash flow from operations.

We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases.

We obtain materials and manufactured components from third-party suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, impaired supplier financial condition, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. For example, we have recently had difficulty in obtaining some of our necessary components, including large off-highway tires, steel and steel products, bearings, gear boxes and various fabricated weldments. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

Recently, market prices of some of our key materials have increased significantly as a result of higher global demand for these materials caused by recovering end-markets in our product areas and by higher consumption from emerging economies such as China. While we have been able to pass a portion of such increased costs to our customers by way of surcharges and price increases, there is no assurance that increasing costs can continue to be addressed by increases in pricing. Continued increases in material prices could negatively impact our gross margins and financial results.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Negative changes in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

We have debt outstanding and must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to meet certain financial tests. Specifically, these financial tests are a consolidated leverage ratio test and a consolidated fixed charge coverage ratio test, as such tests are defined in our debt agreements. While we are currently in compliance with both of the foregoing tests, increases in our debt or decreases in our earnings could cause us to be in default of these financial covenants. If we are unable to comply with these covenants, there would be a default under these debt agreements. In addition, changes in economic or business conditions, results of operations or other factors could cause us to default under our debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possibly bankruptcy.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. Our revenues are generated in U.S. dollars and foreign currencies, including the Euro and British Pound Sterling, while costs incurred to generate our revenues are only partly incurred in the same currencies. Since our financial statements are denominated in U.S. Dollars, changes in currency exchange rates between the U.S.

Dollar and other currencies have had, and will continue to have, an impact on our earnings. To reduce this currency exchange risk, we may buy protecting or offsetting positions (known as “hedges”) in certain currencies to reduce the risk of an adverse currency exchange movement. We have not engaged in any speculative or profit motivated hedging activities. Although we partially hedge our revenues and costs, currency fluctuations may impact our financial performance in the future.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our international operations are subject to a number of potential risks. Such risks principally include:

•	trade protection measures and currency exchange controls;

•	labor unrest;

•	regional economic uncertainty;

•	political instability;

•	terrorist activities and the U.S. and international response thereto;

•	restrictions on the transfer of funds into or out of a country;

•	export duties and quotas;

•	domestic and foreign customs and tariffs;

•	current and changing regulatory environments;

•	difficulty in obtaining distribution support; and

•	current and changing tax laws in foreign countries.

In addition, many of the nations in which we operate have developing legal and economic systems, adding a level of uncertainty to our operations in those countries relative to those that would be expected domestically. These factors may have an adverse effect on our international operations in the future.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2006, the Company employed approximately 18,000 persons worldwide. Approximately 33% of our employees are represented by labor unions, or similar employee organizations outside the United States, which have entered into various separate collective bargaining agreements with us. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Compliance with environmental regulations could be costly and require us to make significant expenditures.

We generate hazardous and nonhazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects and require compliance with certain practices when handling and disposing of hazardous and nonhazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations.

Compliance with these laws and regulations has required, and will continue to require, us to make expenditures. We do not expect that these expenditures will have a material adverse effect on our business or profitability.

We face product liability claims and other liabilities due to the nature of our business.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during the use or operation of our products. We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. Insurance coverage is obtained for catastrophic losses as well as those risks required to be insured by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any liabilities not covered by insurance could have an adverse effect on our financial condition.

We are currently the subject of government investigations.

We have received a Formal Order of Private Investigation from the SEC advising us that they have commenced an investigation of our accounting. We also received a subpoena from the SEC in an investigation entitled “In the Matter of United Rentals, Inc.” This subpoena requested information to assist the SEC in its investigation of four transactions during 2000 and 2001 involving United

Rentals, on the one hand, and Terex or a Terex subsidiary (prior to its acquisition by Terex), on the other. We have been cooperating with the SEC, and will continue to cooperate fully to furnish the SEC staff with information needed to complete their investigation. Until the SEC’s investigation of the Company is complete, we are not able to predict the outcome of the SEC’s investigation.

We have also received subpoenas from the United States Department of Justice, Antitrust Division (“DOJ”), with respect to an investigation by the DOJ into pricing practices in the rock crushing and screening equipment industry. We are cooperating fully with the DOJ in its investigation and will continue to cooperate fully to furnish the DOJ with information needed to complete its investigation. Until the DOJ investigation is complete, we are not able to predict the outcome of the DOJ investigation.

As of December 31, 2006, we did not maintain adequate disclosure controls and procedures and adequate internal control over financial reporting.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of December 31, 2005, we did not maintain adequate internal control over financial reporting, as there were two material weaknesses that existed as of December 31, 2005. One of these material weaknesses was remediated in 2006. However, one material weakness that existed as of December 31, 2005 still existed as of December 31, 2006, related to internal control over our accounting for income taxes. If we do not remediate our material weakness that existed as of December 31, 2006, this material weakness could result in a misstatement of our accounts in a future period that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. In addition, if we do not improve our disclosure controls and procedures, in this regard, we may be delayed in filing future periodic reports with the SEC.

We are in the process of implementing a global enterprise system.

We have begun the implementation of a global enterprise system which will replace many of our existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and or adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

We currently face limitations on our ability to access the capital markets using short form SEC documents.

Our ability to access the capital markets is subject to our timely filing of periodic reports with the SEC, and our recent failure to file certain periodic reports on a timely basis will limit our ability to access the capital markets using short-form registration through May 31, 2007.

We may face limitations on our ability to integrate acquired businesses.

We have completed a number of acquisitions since 2000. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. While we believe we have successfully integrated these acquisitions to date, we cannot ensure that these acquired companies will operate profitably or that the intended beneficial effect from these acquisitions will be realized. Further, in connection with acquisitions, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures for severance obligations related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as write-down of inventory and lease termination costs.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

The following table outlines the principal manufacturing, warehouse and office facilities owned or leased (as indicated below) by the Company and its subsidiaries as of December 31, 2006:

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

Terex (Corporate Offices)	Westport, Connecticut (1)	Office; 136,000 sq. ft.

Terex Aerial Work Platforms	Redmond, Washington (1)	Office, manufacturing and warehouse;
750,000 sq. ft.
	Moses Lake, Washington (1), (3)	Office, manufacturing and warehouse;
422,000 sq. ft.
	Elk Point, South Dakota	Office, manufacturing and warehouse;
93,000 sq. ft.
	Baraga, Michigan	Office, manufacturing and warehouse;
54,000 sq. ft.
	Rock Hill, South Carolina	Office, manufacturing and warehouse;
121,000 sq. ft.
	Brampton, Ontario, Canada	Office, manufacturing and warehouse;
33,000 sq. ft.
	Perugia, Italy	Office, manufacturing and warehouse;
114,000 sq. ft.
	Grantham, England (1)	Warehouse;
136,000 sq. ft
	Dara, Australia (1)	Warehouse;
56,000 sq. ft
	Maddington, Australia (1)	Warehouse;
54,000 sq. ft

Terex Construction	Motherwell, Scotland (1)	Office, manufacturing and warehouse;
473,000 sq. ft.
	Delmenhorst, Germany	Office, manufacturing and warehouse;
216,000 sq. ft.
	Ganderkesee, Germany	Office, manufacturing and warehouse;
362,000 sq. ft.
	Vechta, Germany	Manufacturing and warehouse;
267,000 sq. ft.
	Bad Schoenborn, Germany	Office, manufacturing and warehouse;
238,000 sq. ft.
	Coventry, England (1)	Office, manufacturing and warehouse;
326,000 sq. ft.
	Langenburg, Germany	Office, manufacturing and warehouse;
102,000 sq. ft.
	Gerabronn, Germany	Office and manufacturing;
147,000 sq. ft.
	Rothenburg, Germany (2)	Office, manufacturing and warehouse;
97,000 sq. ft.
	Crailsheim, Germany	Office and manufacturing;
185,000 sq. ft.
	Clausnitz, Germany	Office and manufacturing;
84,000 sq. ft.
	Sanhe, China	Office and manufacturing;
60,000 sq. ft.
	Tianjin, China	Office and manufacturing;
50,000 sq. ft.
	Southaven, Mississippi (1)	Office and warehouse;
505,000 sq. ft.
	Peterhead, Scotland	Office, manufacturing and warehouse;
70,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

Terex Cranes	Crespellano, Italy	Office, manufacturing and warehouse;
66,000 sq. ft.
	Montceau-les-Mines, France	Office, manufacturing and warehouse;
418,000 sq. ft.
	Waverly, Iowa	Office, manufacturing and warehouse;
312,000 sq. ft.
	Brisbane, Australia (1)	Office, manufacturing and warehouse;
42,000 sq. ft.
	Fontanafredda, Italy	Office, manufacturing and warehouse;
101,000 sq. ft.
	Milan, Italy (1)	Office, manufacturing and warehouse;
175,000 sq. ft.
	Wilmington, North Carolina	Office, manufacturing and warehouse;
559,000 sq. ft.
	Zweibruecken, Germany	Office, manufacturing and warehouse;
483,000 sq. ft.
	Wallerscheid, Germany (1)	Office, warehouse and manufacturing;
336,000 sq. ft.
	Bierbach, Germany (1)	Warehouse and manufacturing;
198,000 sq. ft.
	Pecs, Hungary (1)	Office and manufacturing;
82,000 sq. ft.
	Luzhou, China	Office, warehouse and manufacturing;
640,000 sq. ft.

Terex Materials Processing & Mining	Dortmund, Germany (1)	Office, manufacturing and warehouse;
775,000 sq. ft.
	Cedar Rapids, Iowa	Office, manufacturing and warehouse;
608,000 sq. ft.
	Denison, Texas	Office, manufacturing and warehouse;
244,000 sq. ft.
	Acuña, Mexico	Office, manufacturing and warehouse;
225,000 sq. ft.
	Melbourne, Australia (1)	Office, manufacturing and warehouse;
29,000 sq. ft.
	Subang Jaya, Malaysia (1)	Manufacturing and warehouse;
111,000 sq. ft.
	Chomburi, Thailand	Manufacturing; 80,000 sq. ft.

	Durand, Michigan	Office, manufacturing and warehouse;
114,000 sq. ft.
	Coalville, England	Office, manufacturing and warehouse;
204,000 sq. ft.
	Omagh, Northern Ireland (1)	Office, manufacturing and warehouse;
153,000 sq. ft.
	Dungannon, Northern Ireland (1)	Office, manufacturing and warehouse;
330,000 sq. ft.
	Southowram, England	Office, manufacturing and warehouse;
70,000 sq. ft.

Terex Roadbuilding, Utility Products and Other	Cachoeirinha, Brazil	Office, manufacturing and warehouse; 78,000 sq. ft.
	Oklahoma City, Oklahoma	Office, manufacturing and warehouse;
620,000 sq. ft.
	Canton, South Dakota	Office, manufacturing and warehouse;
71,000 sq. ft.
	Opglabbeek, Belgium	Office, manufacturing and warehouse;
54,000 sq. ft.
	Fort Wayne, Indiana	Office, manufacturing and warehouse;
170,000 sq. ft.

BUSINESS UNIT	FACILITY LOCATION	TYPE AND APPROXIMATE SIZE OF FACILITY

	Watertown, South Dakota	Office, manufacturing and warehouse;
219,000 sq. ft.
	Huron, South Dakota	Office and manufacturing;
88,000 sq. ft.

(1)	These facilities are either leased or subleased.

(2)	Includes approximately 54,000 sq. ft., which are leased.

(3)	Includes approximately 106,000 sq. ft. of warehouse space subleased to others.

We also have numerous owned or leased locations for new machine and parts sales and distribution and rebuilding of components located worldwide. Our Terex Utilities distribution network has sales locations throughout the southern and western United States.

We believe that the properties listed above are suitable and adequate for our use. We have determined that certain of our properties in the United States and elsewhere exceed our requirements. Such properties may be sold, leased or utilized in another manner and have been excluded from the above list. We are actively marketing a number of these properties.

ITEM 3.      LEGAL PROCEEDINGS

As described in Note S - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, we are involved in various legal proceedings, including product liability, workers’ compensation liability and intellectual property litigation, which have arisen in the normal course of its operations. We are self-insured for up to $4.0 million per product liability incident. In addition, we are self-insured for up to $250 thousand per workers’ compensation liability incident in the U.S. and for up to $500 thousand per employers’ liability incident in the U.K. We believe that the outcome of such matters will not have a material adverse effect on our consolidated financial position.

On February 1, 2006, we received a copy of a written order of a private investigation from the SEC with respect to our accounting. We have been cooperating with the SEC and will continue to cooperate fully to furnish the SEC staff with information needed to complete their investigation.

We have also received a subpoena from the SEC dated May 9, 2005, in a matter entitled “In the Matter of United Rentals, Inc.” The subpoena principally requested information to assist the SEC in its investigation of four transactions involving us and our subsidiaries, on the one hand, and United Rentals, on the other, in 2000 and 2001. We are also cooperating fully with this investigation. The U.S. Attorney’s office responsible for this matter also has requested information from us about these transactions and we are fully cooperating with this request.

On November 2, 2006 and January 19, 2007, we received subpoenas from the DOJ with respect to its investigation into pricing practices in the rock crushing and screening equipment industry. We are cooperating fully with this investigation.

On November 30, 2006, the Superior Court of the State of Connecticut officially approved the settlement of our previously disclosed shareholder class action lawsuit. The settlement required us to make minor modifications to certain of our corporate governance documents and to pay $0.2 million in fees and expenses to counsel for the plaintiffs in the class action. The settlement will not have a material impact on our financial statements. As a result of the settlement, we amended our Audit Committee Charter to recommend, but not require, members of our Audit Committee to attend periodic continuing education programs at our expense. In addition, as a result of the settlement, we amended our Governance Guidelines to provide that, in an uncontested election, any nominee for Director receiving less than a majority of the votes cast shall offer to resign from the Board of Directors, and the Governance and Nominating Committee of the Board and the full Board shall consider the resignation offer, but shall not be obligated to accept it.

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
AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “TEX.” We executed a two-for-one split of our Common Stock effective July 14, 2006, for stockholders of record on June 15, 2006 (the “Stock Split”). Accordingly, all references to the number of shares and per share data for all periods presented have been adjusted to reflect this Stock Split. On December 19, 2006, our Common Stock was added to the Standard & Poor’s 500 Index. The high and low stock prices for our Common Stock on the NYSE Composite Tape (for the last two completed years) are as follows:

	2006				2005

	Fourth	Third	Second	First	Fourth	Third	Second	First

High	$66.52	$50.89	$51.57	$40.83	$31.22	$26.13	$22.00	$24.51
Low	$45.11	$37.69	$37.55	$29.58	$24.53	$19.57	$17.92	$18.82

No dividends were declared or paid in 2006 or 2005. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, payment of dividends is limited by Delaware law. We intend generally to retain earnings, if any, to fund the development and growth of our business, pay down debt or repurchase stock. We may consider paying dividends on the Common Stock at some point in the future, subject to the limitations described above. Any future payments of cash dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 22, 2007, there were 1,172 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and a peer group of comparable companies (“Custom Index”) for the period commencing December 31, 2001 through December 31, 2006. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

The Custom Index consists of the following companies, which are in similar lines of business to Terex: Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc. (ending December 6, 2006), Joy Global Inc., Manitowoc Co. and Oshkosh Truck Corporation (since December 7, 2006). The companies in the Custom Index are weighted by market capitalization. In last year’s proxy statement, the index used was a similar peer group index, excluding Oshkosh Truck Corporation (the “Prior Index”). The Prior Index was not used in this Annual Report on Form 10-K due to Oshkosh Truck Corporation’s acquisition of JLG Industries, Inc. on December 6, 2006.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Terex Corp.	$100	$64	$162	$272	$339	$736
S&P 500®	$100	$78	$100	$111	$117	$135
Custom Composite Index (8 Stocks)	$100	$93	$152	$182	$212	$261

The Custom Composite Index consists of Astec Industries, Inc., Caterpillar Inc., CNH Global N.V., Deere & Co., JLG Industries, Inc (ending December 6, 2006), Oshkosh Truck Corp. (since December 7, 2006), Joy Global Inc. and Manitowoc Co.

Copyright © 2007, Standard & Poor's, a division of the McGraw-Hill Companies, Inc. All rights reserved.

(b) Not applicable.

(c) The following table provides information about our purchases during the quarter ended December 31, 2006 of Common Stock that is registered by the Company pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (3)

October 1, 2006 - October 31, 2006	—		—	—	—

November 1, 2006 - November 30, 2006	5,594	(1)	$54.27	—	—

December 1, 2006 - December 31, 2006	1,589	(2)	$62.78	—	$200,000

Total	7,183		$56.15	—	$200,000

(1)	In November 2006, the Company accepted 5,594 shares from executive officers of the Company as payment of option exercise prices.

(2)	In December 2006, the Company accepted 1,589 shares from an officer and an executive officer of the Company as payment of option exercise prices.

(3)	In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008.

ITEM 6.      SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

The following table summarizes our selected financial data and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(in millions, except per share amounts and employees)

	AS OF OR FOR THE YEAR ENDED DECEMBER 31,

	2006	2005	2004	2003	2002

SUMMARY OF OPERATIONS
Net sales	$7,647.6	$6,156.5	$4,799.3	$3,844.2	$2,816.5
Income from operations	709.5	370.4	211.6	55.8	38.2
Income (loss) from continuing operations before cumulative effect of change in accounting principle and discontinued operations	396.5	187.6	320.6	(228.4)	(45.0)
Income from discontinued operations – net of tax	11.1	0.9	3.5	1.8	—
Loss on disposition of discontinued operations – net of tax	(7.7)	—	—	—	—
Net income (loss)	399.9	188.5	324.1	(226.6)	(158.4)
Per Common and Common Equivalent Share:
Basic
Income (loss) from continuing operations before cumulative effect of change in accounting principle and discontinued operations	$3.94	$1.89	$3.26	$(2.39)	$(0.52)
Income from discontinued operations – net of tax	0.11	0.01	0.04	0.01	—
Loss on disposition of discontinued operations – net of tax	(0.08)	—	—	—	—
Net income (loss)	3.97	1.90	3.30	(2.38)	(1.83)
Diluted
Income (loss) from continuing operations before cumulative effect of change in accounting principle and discontinued operations	$3.85	$1.84	$3.14	$(2.39)	$(0.52)
Income from discontinued operations – net of tax	0.10	—	0.03	0.01	—
Loss on disposition of discontinued operations – net of tax	(0.07)	—	—	—	—
Net income (loss)	3.88	1.84	3.17	(2.38)	(1.83)

CURRENT ASSETS AND LIABILITIES
Current assets	$3,432.8	$2,903.5	$2,647.1	$2,219.5	$2,215.5
Current liabilities	2,027.2	1,524.6	1,529.5	1,168.6	1,102.1
PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment	$338.5	$329.9	$362.6	$353.8	$308.0
Capital expenditures	78.9	48.6	35.5	27.1	29.2
Depreciation	61.2	61.4	60.1	67.5	46.9
TOTAL ASSETS	$4,785.9	$4,200.3	$4,179.1	$3,554.2	$3,609.8

CAPITALIZATION
Long-term debt and notes payable (includes capital leases)	$536.1	$1,075.8	$1,114.2	$1,274.8	$1,487.1
Stockholders’ equity	1,751.0	1,161.0	1,135.2	674.6	726.9
Dividends per share of Common Stock	—	—	—	—	—
Shares of Common Stock outstanding at year end	101.1	99.8	98.8	97.2	94.8
EMPLOYEES	18,200	17,600	16,800	15,050	11,975

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements for a discussion of “Acquisitions,” “Goodwill,” “Restructuring and Other Charges,” “Long-Term Obligations” and “Stockholders’ Equity.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, mining, shipping, transportation, refining and utility industries. We operate in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other.

Our Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, related components and replacement parts, and other products. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

Our Construction segment designs, manufactures and markets two primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, material handlers and truck mounted articulated hydraulic cranes) and compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers and wheel loaders). Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations.

Our Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. We acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a controlling 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), on April 4, 2006. The results of Power Legend and Sichuan Crane are included in the Cranes segment from their date of acquisition.

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. We acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Materials Processing & Mining segment from their date of acquisition.

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees, and for other commercial operations. We also own much of the North American distribution channel for the utility products group through our Terex Utilities distribution network. These operations distribute, install and rent our utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of our other products, including mixers and aerial devices. We also operate a fleet of rental utility products in the United States and Canada.

We own a 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment. We lease and rent a variety of equipment to third parties under the Terex Asset Services name. We also, through TFS, facilitate loans and leases between customers and various financial institutions. In Europe, TFSH, a joint venture of the Company and a European financial institution, assists customers in the acquisition of our products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items.

Overview

We continue to be encouraged by current trends and our performance for the year ended December 31, 2006. Specifically, we experienced strong sales growth during the year, as previously implemented pricing actions, operational improvements and continued strong end-markets were reflected in our results for 2006. With regard to sales, a major factor in our performance was the significantly improving economic condition of many of our end-markets and customers, including the rental market, the mining industry, the global crane market and the market for mobile crushing and screening products, which favorably impacted our financial performance. Global crane demand continues to significantly outpace our current ability to produce and supply product, leading to a large current order backlog. Certain of our construction products, mainly material handling equipment, have shown signs of market contraction relative to the prior year period, and production difficulties in certain construction product lines negatively impacted our performance.

We anticipate continued strong end-markets in 2007, with most products continuing to participate in an expanding global marketplace. For example, we expect opportunities for continued strength in the aerial work platforms and materials processing & mining businesses. Additionally, our crane businesses have been experiencing strong end-market demand globally due to numerous infrastructure initiatives, and they continue to improve their operating performance. Our roadbuilding and utility businesses, and other manufactured products related to infrastructure improvement, other than our concrete mixer truck business, have begun to experience increases in demand, and we expect this to continue in 2007. We believe the roadbuilding and utility end-markets are in the early phases of recovery and will offset the slowdown in the concrete mixer truck business, which is impacted by the decline in residential construction spending. However, our construction businesses continue to lag behind the performance of many of our other businesses. We are addressing these issues in a manner that will take several years to fully implement, although we do expect meaningful short-term improvements from these businesses, as new construction products should contribute to our profitability and growth. Longer term, we plan to build a more cohesive and expansive distribution network and to source production in more efficient and cost effective markets, which should benefit the construction businesses.

We have made several important decisions since the start of the second quarter of 2006 that are expected to positively contribute to our future financial performance. In April 2006, we completed the acquisition of a 50% controlling interest in Sichuan Crane, a Chinese crane manufacturer. This is our first manufacturing location in China specifically focused on the crane market and is an important step towards developing better customer relations and capabilities in that important end-market. On June 30, 2006, we repaid $100 million principal amount of our outstanding 10-3/8% Senior Subordinated Notes, and on August 14, 2006, we repaid the remaining $200 million principal amount of these Notes. Additionally, on July 14, 2006, we entered into a new senior credit facility that provides us with increased revolving borrowing abilities and additional operational flexibility. Finally, on January 15, 2007, we repaid the entire outstanding $200 million principal amount of our 9-1/4% Senior Subordinated Notes. These actions represent major steps in the continued improvement of our capital structure, reducing our overall interest cost and allowing us to more effectively manage our cash balances. Recent upgrades from the major debt rating agencies of the Company and its senior debt reflect the improvement in our capital structure. As a further step, in December 2006 our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. In 2007, we anticipate increasing expenditures to support certain business initiatives and objectives, taking advantage of our improved balance sheet position, including expanding the Terex Financial Services business, developing the Terex “Dealer of the Future” distribution concept and growing Asian manufacturing capability.

In 2005, we introduced the Terex Business System, an operating initiative aimed at improving our internal processes for the benefit of our customers, stakeholders and team members. The TBS strategy is a long-term initiative to foster continuous improvement in quality, speed and simplicity. We remain committed to delivering strong incremental margin improvements in 2007 by realizing the benefits of pricing actions, volume leverage and an increasingly effective management of supply costs. We will concentrate on the implementation of lean practices across our locations, and continue to strive for a target of 15% working capital investment as a percentage of annualized sales, driven mainly by inventory turn improvement. Working capital is calculated using the Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories less Trade accounts payable. For the year ended December 31, 2006, working capital as a percentage of the current quarter’s annualized net sales stood at 17.4%. We believe that this calculation is a valuable measurement of efficiency in our use of resources.

Return on Invested Capital, or ROIC, continues to be the unifying metric we use to measure our operating performance. ROIC measures how effectively we use money invested in our operations. In 2006, we achieved an ROIC of 38.4%, compared to 21.5% ROIC in 2005 and our 2006 ROIC target of 27.5%. ROIC is determined by dividing the last four quarters’ Income from operations (including operating income from discontinued operations) by the average of the sum of total stockholders’ equity plus Debt less Cash and cash equivalents for the last five quarters. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.

RESULTS OF OPERATIONS

2006 COMPARED WITH 2005

Terex Consolidated

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$7,647.6	—	$6,156.5	—	24.2%
Gross profit	$1,443.1	18.9%	$947.3	15.4%	52.3%
SG&A	$733.6	9.6%	$573.6	9.3%	27.9%
Goodwill impairment	$—	—	$3.3	0.1%	(100.0)%
Income from operations	$709.5	9.3%	$370.4	6.0%	91.5%

Net sales for 2006 were $7,647.6 million, an increase of $1,491.1 million when compared to 2005. We continued to realize the benefits of pricing actions in 2006 and end-market recoveries. Net sales relative to 2005 significantly increased in the Terex Aerial Work Platforms segment because of improved economic conditions in the rental equipment market and an increasing proportion of sales from international markets. Net sales in the Terex Construction segment were higher, due to increased demand for compact construction equipment and heavy truck products, offset by weaker sales in the material handling product line and production delays in certain other product lines. Net sales in the Terex Cranes segment increased significantly from 2005 levels, with the recovery broad-based across most product categories and aided by expansion in China. Net sales in the Terex Materials Processing & Mining segment benefited relative to 2005 from improvements in commodity prices, mainly for coal and iron ore, and increasing overall demand for its products, particularly hydraulic excavators. Net sales in the Terex Roadbuilding, Utility Products and Other segment increased relative to 2005 in most product categories.

Gross profit for 2006 was $1,443.1 million, an increase of $495.8 million from 2005. Improvements relative to 2005 were realized in most of our segments due to the impact of pricing actions and volume leverage, despite continued component cost pressures negatively impacting operating results.

Total selling, general and administrative costs (“SG&A”) increased in 2006 by $160.0 million when compared to 2005. SG&A increased as a result of higher selling and related costs arising from increased sales levels during 2006, increased costs attributable to certain equity and long term compensation programs, and expenses incurred related to our global enterprise system implementation.

Income from operations increased by $339.1 million in 2006 when compared to 2005. Our Aerial Work Platforms segment experienced significant improvement in income from operations relative to the same period in 2005, due to improved realization of pricing actions and increased unit volume, resulting from an improving economy in the United States, Europe and Australia. Income from operations in our Construction segment decreased versus 2005, due to the reduced demand for our material handler product, start up delays in the launch of certain new product lines and the unfavorable impact of foreign currency on imports to the United States. Income from operations in our Cranes segment increased as compared to 2005, as this segment experienced broad-based increased demand across most product categories and expansion in Asian markets. Income from operations improved in our Materials Processing & Mining segment because of increased demand from the mining and infrastructure markets. Income from operations in our Roadbuilding, Utility Products and Other segment improved due to the positive impact resulting from prior cost saving initiatives and pricing actions.

Terex Aerial Work Platforms

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$2,090.3	—	$1,479.5	—	41.3%
Gross profit	$525.5	25.1%	$293.0	19.8%	79.4%
SG&A	$152.9	7.3%	$102.8	6.9%	48.7%
Income from operations	$372.6	17.8%	$190.2	12.9%	95.9%

Net sales for our Aerial Work Platforms segment in 2006 were $2,090.3 million, an increase of $610.8 million, or 41%, when compared to 2005. Net sales increased when compared to 2005 as a result of stronger demand from the rental channel in the United States, improving demand for our products internationally, increasing market penetration of our telehandler product line and the impact of price increases implemented in 2006. Rental market demand increased relative to 2005 as rental channel customers continued to buy new equipment, particularly booms and scissor lifts, primarily to address increased utilization of their existing equipment. Sales of telehandler products increased significantly when compared to the same period in 2005, as this product line continued to see the benefits of integrating the Genie sales and marketing strategy and selling through the same rental distribution channels as the aerial work platforms products, although these sales showed signs of easing in the fourth quarter of 2006. Light construction products also contributed to the segment’s sales growth over the prior year.

Gross profit for 2006 was $525.5 million, an increase of $232.5 million when compared to 2005. While gross profit benefited from increased unit volume, it was also favorably impacted by the realization of pricing actions that were implemented to offset the increased cost of components over the past few years. In addition, gross profit was positively impacted by improved margin on sales in European markets, partially due to the relatively weaker U.S. dollar.

SG&A costs for 2006 were $152.9 million, an increase of $50.1 million when compared to 2005. Resources added to address the increasing sales levels and to expand the international sales and service infrastructure were the primary reasons for the additional costs. Increased investment in new product development also contributed to the increase in SG&A costs.

Income from operations for 2006 was $372.6 million, an increase of $182.4 million, or 96%, when compared to 2005. The increase was due to the favorable impact of pricing and volume, partially offset by the impact of increased component costs and the increased costs associated with the significant expansion of production.

Terex Construction

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,582.4	—	$1,489.7	—	6.2%
Gross profit	$179.1	11.3%	$166.6	11.2%	7.5%
SG&A	$163.1	10.3%	$137.5	9.2%	18.6%
Income from operations	$16.0	1.0%	$29.1	2.0%	(45.0)%

Net sales in our Construction segment increased by $92.7 million in 2006 when compared to 2005, and totaled $1,582.4 million. The increase was mainly due to increased revenue from our off highway truck, loader backhoe, crawler and wheeled excavator, and mini excavator product lines, offset partially by lower revenue in our material handler product line and production delays in certain other product lines.

Gross profit increased to $179.1 million in 2006, an increase of $12.5 million when compared to 2005. Gross profit was positively impacted by sales volume and price increases across most product lines, adversely impacted by lower material handler volumes and margins, by higher than expected production related costs for the new crawler excavator line due in part to numerous supplier delivery issues, and by foreign currency movements.

SG&A costs for 2006 totaled $163.1 million, an increase of $25.6 million when compared to 2005. Costs related to product development efforts, engineering expenses ahead of new product launches, business development in China, targeted product promotion programs, and increased resources to manage sales growth in certain businesses were the primary drivers for the increase in SG&A.

Income from operations for 2006 totaled $16.0 million, a decrease of $13.1 million when compared to $29.1 million in 2005, resulting primarily from reduced material handler sales volume and margins, increased production costs for the new crawler excavator line, and increased personnel expenses.

Terex Cranes

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,740.1	—	$1,271.9	—	36.8%
Gross profit	$293.0	16.8%	$170.4	13.4%	71.9%
SG&A	$138.5	8.0%	$110.2	8.7%	25.7%
Income from operations	$154.5	8.9%	$60.2	4.7%	156.6%

Net sales for our Cranes segment for 2006 increased by $468.2 million and totaled $1,740.1 million. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the North American cranes and tower cranes product lines when compared to 2005. Approximately 18% of the increase in net sales was due to the April 2006 acquisition of a controlling interest in Sichuan Crane.

Gross profit for 2006 increased by $122.6 million relative to 2005 and totaled $293.0 million. Gross profit benefited from increased sales volume, the positive impact of pricing actions taken during 2005 and the strong recovery in the North American cranes market, more than offsetting the negative impact of component cost pressures. Approximately 12% of the increase in gross profit was due to the inclusion of Sichuan Crane.

SG&A costs for 2006 totaled $138.5 million, an increase of $28.3 million over 2005. The increase was due to higher spending levels in all cranes businesses, mainly driven by higher sales volume. However, as a percentage of net sales, SG&A spending decreased to 8.0% as compared to 8.7% in 2005, reflecting the higher pace of increased sales volume relative to increased costs. Approximately 26% of the increase in SG&A costs were due to the inclusion of Sichuan Crane.

Income from operations for 2006 totaled $154.5 million, an increase of $94.3 million when compared to $60.2 million in 2005. Income from operations in 2006 was positively impacted by pricing increases in excess of cost pressures from suppliers, the benefit of higher sales volume and increased manufacturing throughput. Approximately 8% of the increase in income from operations was due to the inclusion of Sichuan Crane.

Terex Materials Processing & Mining

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,625.0	—	$1,359.5	—	19.5%
Gross profit	$341.0	21.0%	$233.9	17.2%	45.8%
SG&A	$151.0	9.3%	$117.7	8.7%	28.3%
Income from operations	$190.0	11.7%	$116.2	8.5%	63.5%

Net sales in our Materials Processing & Mining segment increased by $265.5 million to $1,625.0 million in 2006 compared to $1,359.5 million in 2005. The increase in net sales was attributable to the overall strong demand for mining products, mainly the hydraulic mining excavators manufactured in Dortmund, Germany and related spare parts sales, both of which benefited from a broader distribution network, and the continued growth of our mobile crushing and screening product lines.

Gross profit increased by $107.1 million in 2006 when compared to 2005 and totaled $341.0 million. Gross profit improved as a result of the increased sales volume, more favorable sales mix and pricing actions from existing operations across all product categories, both in terms of new machines, parts and service.

SG&A expense increased by $33.3 million in 2006 relative to 2005, to $151.0 million. The increase in SG&A expense was mainly due to additional staffing needed to address sales growth and period costs associated with the relocation of the U.S. mining truck business personnel.

Income from operations for our Materials Processing & Mining segment was $190.0 million in 2006, an increase of $73.8 million from $116.2 million in 2005. The increase was a result of higher demand for the segment’s products, due primarily to continued strong commodity pricing, increasing global distribution for hydraulic mining excavators and the benefits of prior pricing actions, partially offset by increased component costs.

Terex Roadbuilding, Utility Products and Other

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$746.0	—	$665.3	—	12.1%
Gross profit	$102.4	13.7%	$80.7	12.1%	26.9%
SG&A	$77.2	10.3%	$72.0	10.8%	7.2%
Goodwill impairment	$—	—	$3.3	0.5%	(100.0)%
Income from operations	$25.2	3.4%	$5.4	0.8%	366.7%

Net sales for our Roadbuilding, Utility Products and Other segment in 2006 were $746.0 million, an increase of $80.7 million when compared to 2005. Net sales increased in most business units and product categories. General market conditions continued to be positive, except for concrete mixer trucks, where results were impacted by a slowdown in residential construction. End markets in the United States continued to show improvement linked to the passage of the federal highway and energy spending bills.

Gross profit in 2006 totaled $102.4 million, an increase of $21.7 million when compared to 2005. Gross profit margin improved in the utilities business, with the other businesses showing a slight decline. Gross profit margin in this largely United States based business segment was favorably impacted by pricing actions, as well as the positive effects of certain reorganization activities that were implemented over the prior few years, partially offset by increases in component costs. This was partially offset by costs associated with the reduction in the Company’s re-rental fleet, mainly in the third and fourth quarters of 2006.

SG&A costs for the segment in 2006 totaled $77.2 million, an increase of $5.2 million when compared to 2005. The net increase was mainly due to increased sales commission costs in the roadbuilding businesses, primarily in support of growth in the Brazilian roadbuilding operation, as well as costs related to sales growth in other asphalt products. General and administration costs increased primarily due to increased personnel related costs to support management’s on-going initiative to improve talent throughout this segment and the current consolidation of a previously existing distribution joint venture.

During the fourth quarter of 2005, a goodwill impairment in the ATC reporting unit was recognized due to an evaluation of carrying value in excess of its projected discounted cash flow, due mainly to a reduction in anticipated military vehicle contracts and the impact of continued funding delays from our minority partner in ATC.

Income from operations for our Roadbuilding, Utility Products and Other segment in 2006 was $25.2 million, an increase of $19.8 million when compared to 2005. The increase was due primarily to the favorable impact of pricing actions and the positive effect of recent cost reduction activities.

Corporate/Eliminations

	2006		2005

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$(136.2)	—	$(109.4)	—	(24.5)%
Income from operations	$(48.8)	35.8%	$(30.7)	28.1%	(59.0)%

Our consolidated results include the elimination of intercompany sales activity between segments. Additionally, certain expenses at the corporate level were not allocated to the business segments, which in 2006 were primarily attributable to the increased cost of certain equity and long term compensation programs as well as certain unallocated expenses related to our global enterprise system implementation.

Net Interest Expense

During 2006, our net interest expense decreased by $13.4 million to $75.2 million as compared to net interest expense of $88.6 million in the prior year. This decrease was primarily driven by our lower debt balances.

Loss on Early Extinguishment of Debt

We recorded a charge on early extinguishment of debt of $23.3 million, including a $15.6 million expense associated with the call premiums for the repayment of $300 million of outstanding debt in June and August 2006. In addition, we recorded $7.7 million of amortization of debt acquisition costs accelerated because of this debt repayment and the termination of our previous credit facility.

Other Income (Expense) – Net

Other income (expense) – net for 2006 was income of $3.7 million, compared to income of $7.1 million for the prior year. The decrease in Other income (expense) relates primarily to higher minority interest expense in consolidated subsidiaries combined with non-recurring gains on the sale of fixed assets in 2005.

Income Taxes

During the year ended December 31, 2006, we recognized income tax expense of $218.2 million on income from continuing operations before income taxes of $614.7 million, an effective rate of 35.5%, as compared to income tax expense of $101.3 million on income from continuing operations before income taxes of $288.9 million, an effective rate of 35.1%, in the prior year. The effective tax rate for 2006 was slightly higher than in the prior year, primarily due to changes in the geographical distribution of earnings.

2005 COMPARED WITH 2004

Terex Consolidated

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$6,156.5	—	$4,799.3	—	28.3%
Gross profit	$947.3	15.4%	$679.7	14.2%	39.4%
SG&A	$573.6	9.3%	$468.1	9.8%	22.5%
Goodwill impairment	$3.3	0.1%	$—	—	100.0%
Income from operations	$370.4	6.0%	$211.6	4.4%	75.0%

During 2005, we continued to focus on external growth and on internal process improvement actions. Increasing demand for our products from general economic recovery in several end markets, as well as increasing penetration in new and existing markets, contributed to strong sales growth. Growth in income from operations from increased sales volume was dampened by cost pressures experienced in many purchased commodities and components, mainly steel, as well as certain internal inefficiencies arising from significantly increased production levels. We also generated approximately $273 million of cash from operations and reduced our net debt (defined as total debt less cash) by approximately $210 million during 2005.

Net sales for 2005 were $6,156.5 million, an increase of $1,357.2 million when compared to 2004. We continued to realize the benefits of end-market recoveries, the integration of our businesses, cost-savings initiatives put in place over the prior three years, and the impact of the Terex Business System. Net sales increased in all segments when compared to 2004. Our Aerial Work Platforms segment experienced an increase in sales reflecting strong demand by the rental equipment market. Net sales in our Construction segment improved relative to 2004 as a result of strong demand for products in most of the businesses. Net sales in our Materials Processing & Mining segment benefited relative to 2004 from sustained improvements in commodity prices, mainly coal and iron ore, and incremental sales of $112.5 million from the Reedrill drilling equipment acquisition completed at the end of 2004. Net sales in our Roadbuilding, Utility Products and Other segment increased relative to 2004 across all product lines. While sales of roadbuilding products improved over 2004 levels, they remain low relative to historic levels, and future improvements are dependent on increased state and federal funding for road projects. Net sales in our Cranes segment improved from 2004 levels, driven by a robust tower crane market and a recovering North American rough terrain and boom truck crane marketplace.

Gross profit for 2005 was $947.3 million, an increase of $267.6 million when compared to 2004. Improvements relative to 2004 were realized in all of our segments from higher sales volume, despite sustained higher steel costs and other component issues. We initiated price increases across many of our businesses, accounting for some of the gross margin improvement. We will continue to design and implement plans to mitigate the impact of future increases in component prices, including the use of alternate suppliers, leveraging our overall purchase volumes to obtain favorable costs and increasing the price of our products. Gross profit also benefited from several of the programs initiated as part of the Terex Business System, as well as from restructuring initiatives launched over the prior three years.

Total SG&A increased in 2005 by $105.5 million when compared to 2004. SG&A costs increased as a result of compensation and related costs due to increased sales levels, as well as engineering costs due to product development efforts. Administrative costs increased for staffing and external professional fees as we focused on building resources to address financial reporting weaknesses. During 2005, we incurred approximately $8.8 million of external professional fees related to our accounting review of prior periods. In addition, the acquisition of Reedrill increased SG&A by $13.9 million. As a percentage of net sales, SG&A fell to 9.3% in 2005 from 9.8% in 2004.

During the fourth quarter of 2005, we recorded a charge of $3.3 million for the impairment of goodwill in the ATC reporting unit of our Roadbuilding, Utility Products and Other segment, as the ATC reporting unit was determined to have a carrying value in excess of its projected discounted cash flow. This was primarily due to a reduction in anticipated military vehicle contracts and the impact of continued funding delays from our minority partner in ATC.

Income from operations increased by $158.8 million in 2005 when compared to 2004. Our Aerial Work Platforms and Construction segments’ income from operations improved relative to 2004 because of an improving economy in North America and Europe. Income from operations improved in our Material Processing & Mining segment because of increased demand driven by improved commodity price levels and the acquisition of Reedrill, which added $11.4 million. Income from operations in our Cranes segment grew as a result of increased demand for tower cranes, as well as improving rough terrain and boom truck crane businesses in North America. While the concrete mixing truck and utility businesses provided growth in income from operations for our Roadbuilding, Utility Products and Other segment, this segment incurred an impairment charge of $3.3 million during 2005 related to ATC and additional costs related to a reduction in the fleet size of the rental program and operating inefficiencies at utility distribution sites.

Terex Aerial Work Platforms

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,479.5	—	$958.4	—	54.4%
Gross profit	$293.0	19.8%	$189.7	19.8%	54.5%
SG&A	$102.8	6.9%	$79.4	8.3%	29.5%
Income from operations	$190.2	12.9%	$110.3	11.5%	72.4%

Net sales for our Aerial Work Platforms segment in 2005 were $1,479.5 million, an increase of $521.1 million when compared to 2004. Demand improved on a worldwide basis, with particular strength in Asia and the Americas. Net sales increased when compared to 2004 as a result of stronger demand from the rental channel in the United States and, to a lesser extent, improved parts sales. Rental market demand increased relative to 2004 as rental channel customers continued to buy new equipment to reduce the age of their fleets and address increased utilization of their existing fleets. Net sales of telehandler products increased when compared to 2004, due to the use of the overall Genie sales and marketing approach through the same rental distribution channels as the aerial work platforms products. Light construction products also contributed to the sales growth over the prior year along with additional order activity generated to replace lost or damaged equipment resulting from Hurricane Katrina.

Gross profit for 2005 was $293.0 million, an increase of $103.3 million when compared to 2004. While gross profit benefited from increased sales, this was partially offset by higher steel costs and a delay in the impact of pricing actions taken in late 2004 due to the substantial backlog that existed entering 2005. In addition, the segment experienced some inefficiencies associated with additional manufacturing resources required to respond to the significant product demand.

SG&A costs for 2005 were $102.8 million, an increase of $23.4 million when compared to 2004. The increase was due primarily to staffing and related costs arising from the significant volume increase.

Income from operations for 2005 was $190.2 million, an increase of $79.9 million when compared to 2004. The increase was due to higher sales volumes, offset somewhat by the impact of increased steel costs and costs to ramp-up production.

Terex Construction

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,489.7	—	$1,319.3	—	12.9%
Gross profit	$166.6	11.2%	$131.4	10.0%	26.8%
SG&A	$137.5	9.2%	$121.0	9.2%	13.6%
Income from operations	$29.1	2.0%	$10.4	0.8%	179.8%

Net sales in our Construction segment increased by $170.4 million in 2005 when compared to 2004, and totaled $1,489.7 million. Net sales increased across most of the businesses in this segment, as improved economic conditions in the United States and Europe, as well as an emerging Asian construction equipment business, drove demand for construction equipment. Net sales of heavy construction equipment remained strong during 2005, driven primarily by demand for off-highway trucks and material handling equipment. The material handling equipment business benefited from the high price of steel globally.

Gross profit increased to $166.6 million in 2005, an increase of $35.2 million when compared to 2004. Gross profit was positively impacted by sales volume and price increases. These favorable items were partially offset by increases in steel and other commodity costs; certain increased costs related to higher manufacturing volume, foreign currency movement and inventory charges.

SG&A costs for 2005 totaled $137.5 million, an increase of $16.5 million when compared to 2004. SG&A costs were related mainly to increased resources needed to support sales growth, while financial infrastructure and product development costs also increased over the prior year.

Income from operations for 2005 totaled $29.1 million, an increase of $18.7 million when compared to $10.4 million in 2004. Increased income from operations, and the resulting increased margin as a percentage of net sales, reflects the positive impact of pricing actions taken in the marketplace and the benefit of increased production levels, which helped to partially offset steel cost increases.

Terex Cranes

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,271.9	—	$1,076.8	—	18.1%
Gross profit	$170.4	13.4%	$131.9	12.2%	29.2%
SG&A	$110.2	8.7%	$96.6	9.0%	14.1%
Income from operations	$60.2	4.7%	$35.3	3.3%	70.5%

Net sales for our Cranes segment for 2005 increased by $195.1 million and totaled $1,271.9 million when compared to $1,076.8 million in 2004. The strong increase in net sales was due to a general improvement in all businesses and product categories, with particular strength in the tower crane group, when compared to 2004. Net sales also increased due to price increases introduced for North American crane products in the fourth quarter of 2004 in reaction to increasing cost pressures.

Gross profit for 2005 increased by $38.5 million relative to 2004 and totaled $170.4 million. Gross profit from the European rough terrain crane business, the container stacker business and the North American lattice boom crane business improved in 2005 as compared to 2004 levels. The benefits of increased sales volume more than offset the negative impact of steel cost increases. Negatively impacting gross profit for 2005 was the expiration of favorable long-term steel pricing contracts, mainly in the German crane operation, as well as the impact of a five week strike at the Waverly, Iowa cranes facility. A field retrofit program had a $4.0 million negative impact. Additionally, North American operations incurred costs to increase production to satisfy heightened product demand, resulting in some production inefficiencies.

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

Terex Materials Processing & Mining

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$1,359.5	—	$951.0	—	43.0%
Gross profit	$233.9	17.2%	$158.1	16.6%	47.9%
SG&A	$117.7	8.7%	$85.6	9.0%	37.5%
Income from operations	$116.2	8.5%	$72.5	7.6%	60.3%

Net sales in our Materials Processing & Mining segment increased by $408.5 million to $1,359.5 million in 2005 compared to $951.0 million in 2004. The increase in sales was attributable to the overall strong demand for mining products, mainly the mining hydraulic excavators manufactured in Dortmund, Germany and electric drive mining trucks, as well as $112.5 million due to the acquisition of Reedrill in the fourth quarter of 2004. The mobile crushing & screening business reported double-digit growth across all business units.

Gross profit increased by $75.8 million in 2005 when compared to 2004 and totaled $233.9 million. Gross profit improved as a result of increased volume and higher margin earned on the sale of new machines. The performance of Reedrill added $25.2 million of gross profit and improvement in the materials processing business also contributed to the increase in gross profit. This improvement was partially offset by increased steel costs.

SG&A expense increased by $32.1 million in 2005 relative to 2004, to $117.7 million. The increase in SG&A was mainly due to costs related to additional resources needed to address higher net sales and $13.9 million due to the inclusion of Reedrill.

Income from operations for our Materials Processing & Mining segment was $116.2 million in 2005, an increase of $43.7 million from $72.5 million in 2004. The increase was a result of higher demand for the segment’s products resulting primarily from improved commodity pricing relative to 2004, the additional income from operations of $11.4 million related to Reedrill and improved performance in the materials processing business, offset to some degree by increased steel costs.

Terex Roadbuilding, Utility Products and Other

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$665.3	—	$581.1	—	14.5%
Gross profit	$80.7	12.1%	$65.0	11.2%	24.2%
SG&A	$72.0	10.8%	$67.1	11.5%	7.3%
Goodwill impairment	$3.3	0.5%	$—	—	100.0%
Income from operations	$5.4	0.8%	$(2.2)	(0.4)%	345.5%

Net sales for our Roadbuilding, Utility Products and Other segment in 2005 were $665.3 million, an increase of $84.2 million when compared to 2004. Growth was achieved in most business units, especially in the concrete mixer truck business.

Gross profit in 2005 totaled $80.7 million, an increase of $15.7 million when compared to 2004. Gross profit generally improved across all businesses. However, this improvement was partially offset by steel cost increases, as steel is a major material component for many of this group’s products, as well as continued weak end-markets in the roadbuilding and utility areas. Gross profit was also negatively impacted by operating inefficiencies at utility distribution sites regarding installation of products; additional costs for the specialty vehicle businesses, including inventory charges; and rental fleet reduction costs.

SG&A costs for the segment in 2005 totaled $72.0 million, an increase of $4.9 million when compared to 2004. The increase in SG&A costs compared to 2004 is mainly due to the sales volume increase, additional proposal activities and product development efforts.

During the fourth quarter of 2005, a goodwill impairment in the ATC reporting unit was recognized as the carrying value of goodwill was in excess of its projected discounted cash flow, due mainly to a reduction in anticipated military vehicle contracts and the impact of continued funding delays from our minority partner in ATC.

Income from operations for our Roadbuilding, Utility Products and Other segment in 2005 was $5.4 million, an increase of $7.6 million when compared to 2004. The positive change reflected strong performance by the concrete mixer truck business and the improvement initiatives taken over the past few years. This was partially offset by the impact of increased steel costs and the additional costs for the specialty vehicle businesses.

Corporate/Eliminations

	2005		2004

		% of Sales		% of Sales	% Change In Reported Amounts

	($ amounts in millions)
Net sales	$(109.4)	—	$(87.3)	—	(25.3)%
Income from operations	$(30.7)	28.1%	$(14.7)	16.8%	(108.8)%

Net sales eliminations increased in 2005 over the prior year, due mainly to the efforts to cross sell our products through existing distribution channels, largely our Construction and Cranes products being distributed through our Aerial Work Platforms segment channels.

The decrease in income from operations in 2005 was due mainly to external professional fees related to our investigation and audit of our historical accounting of approximately $9 million, increased costs associated with long-term incentive programs, and additional expenses resulting from increases in internal staffing to support ongoing efforts to address financial reporting weaknesses.

Net Interest Expense

During 2005, our net interest expense increased by $4.3 million to $88.6 million as compared to net interest expense of $84.3 million in the prior year. Higher interest rates more than offset the decrease in debt balances.

Loss on Early Extinguishment of Debt

We initiated three debt reductions during 2004. On June 30, 2004, we prepaid $75.0 million aggregate principal amount of term debt under our bank credit facility. In connection with this prepayment, we recorded a related non-cash charge of $1.5 million. On July 21, 2004, we prepaid $50.0 million aggregate principal amount of term debt under our bank credit facility. In connection with this prepayment, we recorded a related non-cash charge of $1.0 million. On December 29, 2004, we prepaid $22.0 million aggregate principal amount of term debt under our bank credit facility. In connection with this prepayment, we recorded a related non-cash charge of $0.4 million. The non-cash charges in 2004 related to the write-off of unamortized debt acquisition costs.

Other Income (Expense) – Net

Other income (expense) – net for 2005 was income of $7.1 million as compared to income of $19.5 million for the prior year. The primary drivers of other income in 2005 were the gains related to the sale of fixed assets and the allocation of equity income (loss) to minority interests, which more than offset the amortization of debt acquisition costs. In 2004, $16.2 million of Other income (expense) – net related primarily to the gain on sale of idle facilities and a favorable settlement related to the acquisition of the O&K mining shovel business, which was offset partly by amortization of debt acquisition costs.

Income Taxes

During the year ended December 31, 2005, we recognized income tax expense of $101.3 million on income before income taxes of $288.9 million, an effective rate of 35.1%, as compared to income tax benefit of $176.7 million on income before income taxes of $143.9 million, an effective rate of (122.8%), in the prior year. The 2005 effective tax rate was higher than the prior year due mainly to the release of a valuation allowance of $200.7 million on U.S. deferred tax assets in 2004, resulting from improved performance in several U.S. businesses indicating that it was more likely than not that the assets would be realized. The 2005 effective tax rate was favorably impacted by the release of valuation allowances in certain of our German businesses as a result of activities to simplify the legal entity structure and the improved performance of these businesses that indicated that it was more likely than not that the assets would be realized. Also in 2005, we repatriated certain non-U.S. earnings from controlled foreign subsidiaries, pursuant to the provisions of the American Jobs Creation Act of 2004. The tax expense on repatriated earnings partially offset the valuation allowance release impact on the tax rate in 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in the estimates and assumptions used by management could have significant impact on our financial results. Actual results could differ from those estimates.

We believe that the following are among our most significant accounting polices which are important in determining the reporting of transactions and events and which utilize estimates about the effect of matters that are inherently uncertain and therefore are based on management judgment. Please refer to Note A - “Basis of Presentation” in the accompanying Consolidated Financial Statements for a complete listing of our accounting policies.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, competitive actions, including the introduction of new products and technological advances, as well as new products and design changes we introduce. At December 31, 2006, reserves for excess and obsolete inventory totaled $97.9 million.

Accounts Receivable - We are required to make judgments relative to our ability to collect accounts receivable from our customers. Valuation of receivables includes evaluating customer payment histories, customer leverage, availability of third party financing, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. At December 31, 2006, reserves for potentially uncollectible accounts receivable totaled $60.3 million.

Guarantees - We have issued guarantees to financial institutions of customer financing to purchase equipment as of December 31, 2006. We must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer’s payment history, leverage, availability of third party finance, political and exchange risks and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. To date, losses related to guarantees have been negligible.

Our customers, from time to time, may fund acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment and realize the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of December 31, 2006, our maximum exposure to such credit guarantees was $212.4 million, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $155.7 million and $25.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally does not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note S - “Litigations and Contingencies” in the Notes to the Consolidated Financial Statements, Genie’s maximum exposure related to residual value guarantees under sales-type leases was $29.8 million at December 31, 2006, with our total residual value guarantees issued (including Genie) of $30.1 million. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2006, our maximum exposure pursuant to buyback guarantees was $106.7 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We record a liability for the estimated fair value of guarantees issued pursuant to Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of Statement of Financial Accounting Standards Nos. 5, 57 and 107 and rescission of FIN 34.” We recognize a loss under a guarantee when our obligation to make payment under the guarantee is probable and the amount of the loss can be estimated. A loss would be recognized if our payment obligation under the guarantee exceeds the value we can expect to recover to offset such payment, primarily through the sale of the equipment underlying the guarantee.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $16 million for the estimated fair value of all guarantees provided as of December 31, 2006.

Revenue Recognition - Revenue and costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers.

Revenue generated in the United States is recognized when title and risk of loss pass from us to our customers, which occurs upon shipment when terms are FOB shipping point (which is customary) and upon delivery when terms are FOB destination. We also have a policy requiring that certain criteria be met in order to recognize revenue, including satisfaction of the following requirements:

a)	Persuasive evidence that an arrangement exists;
b)	The price to the buyer is fixed or determinable;
c)	Collectibility is reasonably assured; and
d)	We have no significant obligations for future performance.

In the United States, we have the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of our revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, we retain title to goods delivered to a customer until the customer makes payment so that we can recover the goods in the event of customer default on payment. In these circumstances, where we only retain title to secure our recovery in the event of customer default, we also have a policy, which requires meeting certain criteria in order to recognize revenue, including satisfaction of the following requirements:

a)	Persuasive evidence that an arrangement exists;
b)	Delivery has occurred or services have been rendered;
c)	The price to the buyer is fixed or determinable;
d)	Collectibility is reasonably assured;
e)	We have no significant obligations for future performance; and
f)

We are not entitled to direct the disposition of the goods, cannot rescind the transaction, cannot prohibit the customer from moving, selling, or otherwise using the goods in the ordinary course of business and have no other rights of holding title that rest with a titleholder of property that is subject to a lien under the UCC.

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
d)	Collectibility is reasonably assured; and
e)

The customer has given their acceptance, the time period for acceptance has elapsed or we have otherwise objectively demonstrated that the criteria specified in the acceptance provisions have been satisfied.

In addition to performance commitments, we analyze factors such as the reason for the purchase to determine if revenue should be recognized. This analysis is done before the product is shipped and includes the evaluation of factors that may affect the conclusion related to the revenue recognition criteria as follows:

a)	Persuasive evidence that an arrangement exists;
b)	Delivery has occurred or services have been rendered;
c)	The price to the buyer is fixed or determinable; and
d)	Collectibility is reasonably assured.

In limited circumstances, certain new units may be invoiced prior to the time customers take physical possession. Revenue is recognized in such cases only when the customer has a fixed commitment to purchase the units, the units have been completed, tested and made available to the customer for pickup or delivery, and the customer has requested that we hold the units for pickup or delivery at a time specified by the customer. In such cases, the units are invoiced under our customary billing terms, title to the units and risks of ownership pass to the customer upon invoicing, the units are segregated from our inventory and identified as belonging to the customer and we have no further obligations under the order.

Revenue from sales-type leases is recognized at the inception of the lease. Income from operating leases is recognized ratably over the term of the lease. We routinely sell equipment subject to operating leases and the related lease payments. If we do not retain a substantial risk of ownership in the equipment, the transaction is recorded as a sale. If we do retain a substantial risk of ownership, the transaction is recorded as a borrowing, the operating lease payments are recognized as revenue over the term of the lease and the debt is amortized over a similar period.

Goodwill - Goodwill represents the difference between the total purchase price paid in the acquisition of a business and the fair value of the assets, both tangible and intangible, and liabilities we acquired. We review the value of our recorded goodwill annually, and more frequently as circumstances warrant, to determine if this value is potentially impaired. The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that we develop estimates of future business performance. These estimates are used to derive expected cash flow and include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support a given business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. The estimate also includes a determination of the reporting units’ weighted average cost of capital. The cost of capital is based on assumptions about interest rates as well as a risk-adjusted rate of return required by our equity investors. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of goodwill as well as the overall expected value of a given business.

Impairment of Long Lived Assets - Our policy is to assess the realizability of our long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the asset’s carrying value. Future cash flow projections include assumptions regarding future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. We rely on data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between the estimated fair value and the carrying value of the asset.

Accrued Warranties - We record accruals for unasserted warranty claims based on our prior claim experience. Warranty costs are accrued at the time revenue is recognized. However, adjustments to the initial warranty accrual are recorded if actual claim experience indicates that adjustments are necessary. These warranty costs are based upon management’s assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty, including the performance of new products, models and technology, changes in weather conditions for product operation, different uses for products and other similar factors.

Accrued Product Liability - We record accruals for product liability claims based on our prior claim experience. Accruals for product liability claims are valued based upon our prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of our director of product safety. We provide accruals for estimated product liability experience on known claims. We do not accrue for reported incidents until such time as a claim is made against us. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Pension Benefits - Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. As of December 31, 2006, we maintained four qualified defined benefit pension plans and one nonqualified plan covering certain U.S. employees. The benefits for the qualified plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for the three qualified plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and will be frozen effective June 29, 2007 for the third plan. For all four qualified plans, no participants will be credited with service following the effective dates of their freeze, except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is our policy, generally, to fund the qualified U.S. plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. The nonqualified plan provides retirement benefits to certain senior executives of the Company and is unfunded. Generally, the nonqualified plan provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. We maintain defined benefit plans in Germany, France, China and the United Kingdom (“U.K.”) for some of our subsidiaries. The plans in Germany, France and China are unfunded plans. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. For the U.S. plans, approximately 41% of the assets are in equity securities and 59% are in fixed income securities. For the U.K. funded plans, approximately 52% of the assets are in equity securities, 44% are in fixed income securities and 4% in real estate. This allocation is reviewed periodically and updated to meet the long-term goals of the plan.

The determination of defined benefit pension and postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate the benefits that employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions including expected returns on plan assets, discount rates at which liabilities may be settled, rates of increase of health care costs, rates of future compensation increases as well as employee demographic assumptions such as retirement patterns, mortality and turnover. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10 percent of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements.

Several key assumptions are used in actuarial models to calculate pension expense and liability amounts recorded in the financial statements. We believe the three most significant variables in the models are expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. The actuarial models also use assumptions for various other factors including employee turnover, retirement age and mortality, which are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

The expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 6.50% for the U.K. plans at December 31, 2006. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at December 31 is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. While we examine performance and future expectations annually, we also view historic asset portfolios and performance over a long period of years. In the short term, there may be fluctuations of positive and negative yields year over year, but over the long-term, the actual return is expected to match the expected assumptions. Actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect the recognized pension expense or benefit and our pension obligation in future periods.

The discount rates for pension plan liabilities were 5.75% for U.S. plans and 4.00% to 5.25% for international plans at December 31, 2006. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rate at December 31 is used to measure the year-end benefit obligations and the earnings effects on the subsequent year. A lower discount rate increases the present value of benefit obligations and increases pension expense.

The expected rates of compensation increase for our international pension plans were 2.20% to 10.00% at December 31, 2006. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

Effective December 31, 2006, upon adoption of SFAS 158, we have recorded the underfunded status on our balance sheet as a liability and the unrecognized prior service costs and actuarial gains/losses as a reduction in Stockholders’ Equity on the Consolidated Balance Sheet. The change in assumptions from the previous year primarily increases in the discount rate offset by an update in mortality rates for the foreign plans, resulted in a net decrease in the projected benefit obligation of $2.7 million.

Actual results in any given year will often differ from actuarial assumptions because of demographic, economic and other factors. The market value of the plan assets can change significantly in a relatively short period of time. Additionally, the measurement of the plan benefit obligations is sensitive to changes in interest rates. As a result, if the equity market declines and/or interest rates decrease, the plan estimated benefit obligations could increase, causing an increase in liability and a reduction in Stockholders’ Equity.

We expect that any future obligations under our plans that are not currently funded will be funded from future cash flows from operations. If our contributions are insufficient to adequately fund the plans to cover our future obligations, or if the performance of the assets in our plans does not meet expectations, or if our assumptions are modified, contributions could be higher than expected, which would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require additional contributions. In addition, changes in generally accepted accounting principles in the United States could require the recording of additional liabilities and costs related to these plans.

The assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 0.25% change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2006:

	Increase		Decrease

	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
	($ amounts in millions)
U. S. Plans:
Net pension expense	$(0.2)	$(0.3)	$0.2	$0.3
Projected benefit obligation	$(3.9)	$—	$4.0	$—

Foreign Plans:
Net pension expense	$(1.0)	$(0.3)	$1.2	$0.3
Projected benefit obligation	$(12.7)	$—	$13.8	$—

Income Taxes - We estimate income taxes based on enacted tax laws in the various jurisdictions where we conduct business. We recognize deferred income tax assets and liabilities, which represent future tax benefits or obligations of the Company. These deferred income tax balances arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes.

We evaluate deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (capital gain vs. ordinary income) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated. Timing is important because some net operating losses (“NOLs”) expire if not used within an established statutory time frame. Based on these evaluations, we have determined that it is more likely than not that expected future U.S. earnings will be sufficient to use certain of our U.S. deferred tax assets.

During the fourth quarter of 2006, we reviewed our ability to use these NOLs on a jurisdiction-by-jurisdiction and entity-by-entity basis. In performing our analysis, we reviewed the past and anticipated future earnings for each foreign entity, and, where necessary, recorded a valuation allowance for all deferred tax assets which we believed were not more likely than not to be realized in the future.

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing exposures related to tax matters. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to review tax-filing positions by jurisdiction and to record provisions for probable tax liabilities, including interest and penalties, if applicable. As our business has grown in size and complexity, so has our potential exposure to uncertain tax positions. Given the subjective nature of certain areas of tax law, the results of any audits of tax returns could have an adverse impact on our financial statements. We believe that we record and disclose tax liabilities as appropriate and have reasonably estimated our income tax liabilities and recoverable tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. We adopted this accounting standard on January 1, 2006. Adoption of SFAS No. 151 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” SFAS No.123R requires that cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance on SFAS No. 123R. SAB No. 107 does not change the accounting required by SFAS No. 123R. We adopted this accounting standard on January 1, 2006. We used the modified prospective method for our transition to this accounting standard. Adoption of SFAS No. 123R did not have a material impact on our financial statements. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We adopted this accounting standard on January 1, 2006. Adoption of SFAS No. 154 did not have a material impact on our financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-5 (“EITF No. 05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. We adopted this EITF on January 1, 2006. Adoption of EITF No. 05-5 did not have a material impact on our financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of FASB No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Statement of Income would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact on our financial statements of adopting EITF No. 06-3.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our financial statements of adopting FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires us to quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We adopted this accounting standard in the fourth quarter of the year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires that we recognize the funded status of our defined benefit and other postretirement benefit plans in our December 31, 2006 balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. SFAS No. 158 also requires the measurement of the funded status of our plans as of our year-end balance sheet date no later than 2008. We currently use our year-end balance sheet date as our measurement date. The impact of adopting SFAS No. 158 on Total Assets, Total Liabilities and Total Stockholders’ equity was $2.4 million, $20.7 million and $18.3 million, respectively.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from our operations, together with access to our bank credit facilities and our cash on hand, provides adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $676.7 million at December 31, 2006. In addition, we had $560.2 million available for borrowing under our revolving credit facilities at December 31, 2006.

Generating cash from operations depends primarily on our ability to earn net income through sales of our products and manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the fourth quarter of 2006 and 2005, we sold, without recourse, accounts receivable approximating 12% and 13% of our fourth quarter revenue in 2006 and 2005, respectively, to provide additional liquidity. The discontinuance of these facilities could negatively affect our liquidity.

We are focused on increasing inventory turns by sharing, throughout the Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the levels of raw materials and work in process needed to support the business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•

A substantial number of our customers fund their purchases through third party finance companies that extend credit based on credit worthiness of the customers and expected residual value of the equipment. Changes in either the customers’ credit profile or in used equipment values may impact the ability of customers to purchase equipment.

•	As our sales levels increase, the absolute amount of working capital needed to support our business may increase, with a corresponding reduction in cash generated by operations.

•

We insure and sell a portion of our accounts receivable to third party finance companies. These third party finance companies are not obligated to purchase accounts receivable from us, and may choose to limit or discontinue further purchases from us at any time. Changes in customers’ credit worthiness, in the market for credit insurance or in the willingness of third party finance companies to purchase accounts receivable from us can impact our cash flow from operations.

•

We purchase material and services from our suppliers on terms extended based on our overall credit rating. Adverse changes in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

•

Sales of our products are subject to general economic conditions, weather, competition, foreign currency fluctuations, and other such factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, many of our customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these projects.

Traditionally, our customers’ peak buying periods have been in the first half of a calendar year, as a result of their need to have new equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Therefore, historically, our sales have tended to be seasonal, with more than half of our sales typically being generated in the first two quarters of a calendar year.

However, in both 2005 and 2006, first and second half sales were relatively equal. For 2007, we expect sales once again to be approximately equal in the first and second half of the year.

This changing trend in seasonality has occurred as we have diversified our product offerings and expanded the geographic reach of our products, making our sales less dependent solely on construction products and sales in the United States and Europe. For example, sales of mining products are less seasonal in nature, and increased sales by our Materials Processing & Mining group have moderated the overall seasonal nature of Terex’s business.

A number of other factors have also contributed to the recent change in seasonal patterns. Price increases that were instituted by certain of our businesses in 2005 and 2006 increasingly took effect in the second half of these years as the price increases worked through backlog. Also, high levels of backlog in a number of our segments led to longer wait times and deliveries being accepted later in the year than typical.

We expect sales in the first half of 2007 to be driven by the desire of many of our customers for delivery of new equipment from March through July in order to have such equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. Sales in the second half of 2007 are anticipated to reflect fulfillment of backlog orders in the cranes business, continued strength in aerial work platforms, particularly from overseas demand, and demand from mining customers for equipment that will be accepted later in the year.

As a result of our traditional seasonality, we have tended historically to use cash to fund our operations during the first half of a calendar year and generate cash from operations during the second half of the year. As a result of the changing trend in sales in recent years, there has been an accompanying change in cash patterns as well. In both 2005 and 2006, we used cash to fund our operations in the first quarter of the year and generated cash in the remaining three quarters of the year. We expect cash from operations in 2007 to be similar to the 2005 and 2006 pattern.

To help fund our traditional seasonal cash pattern, which required significant cash expenditures during the first half of the year, we have historically maintained significant cash balances and a revolving line of credit in addition to term borrowings from our bank group. During 2005 and the first six months of 2006, we maintained a bank credit facility (the “Old Credit Agreement”) that originally provided for $375 million of term debt maturing in July 2009 and a revolving credit facility of $300 million that was available through July 2007. The facility also included provisions for an additional $250 million of term borrowing on terms similar to the original term loan debt under the facility, of which we had utilized $210 million of additional term borrowings.

On July 14, 2006, we and certain of our subsidiaries entered into a new Credit Agreement (the “New Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative and collateral agent. The New Credit Agreement provides us with a revolving line of credit of $700 million available through July 14, 2012 and term debt of $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of domestic revolving loans and $200 million of multicurrency revolving loans. The New Credit Agreement also provides for incremental loan commitments of up to $300 million, which may be extended at the option of the New Lenders, in the form of revolving credit loans, term loans or a combination of both.

Our New Credit Agreement requires compliance with a number of covenants. These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio, as defined in the New Credit Agreement, not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio, as defined in the New Credit Agreement, of not less than 1.25 to 1.00 for any period of four consecutive fiscal quarters. The covenants also limit, in certain circumstances, our ability to take a variety of actions, including: incur indebtedness; create or maintain liens on our property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. The New Credit Agreement also contains customary events of default.

We are currently in compliance with all financial covenants under the New Credit Agreement. Our future compliance with these financial covenants under the New Credit Agreement will depend on our ability to generate earnings and manage our assets effectively. Our bank credit facilities also have various non-financial covenants, both requiring us to refrain from taking certain actions (as described above) and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis. Our future ability to provide our bank lending group with financial information on a timely basis will depend on our ability to file periodic reports with the SEC in a timely manner.

Furthermore, we and certain of our subsidiaries agreed to take certain actions to secure borrowings under the New Credit Agreement. The security granted by the Company under the New Credit Agreement is tied to our credit ratings. If the credit ratings of our debt under the New Credit Agreement are lower than BB and Ba2 by Standard and Poor’s Ratings Service (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively, with no negative outlook (the “Initial Ratings Threshold”), then we are required to (a) pledge as collateral the capital stock of our material domestic subsidiaries and 65% of the capital stock of certain of our material foreign subsidiaries (the “Stock Collateral”) and (b) provide a first priority security interest in, and mortgages on, substantially all of our domestic assets (the “Non-Stock Collateral). If the credit ratings of our debt under the New Credit Agreement exceed the Initial Ratings Threshold for a period of 90 consecutive days, then we are no longer required to pledge the Non-Stock Collateral. Further, if the credit ratings of our debt under the New Credit Agreement are higher than BBB- and Baa3 by S&P and Moody’s, respectively, with no negative outlook (the “Investment Grade Threshold”), for a period of 90 consecutive days, then we also are no longer required to pledge the Stock Collateral.

These security triggers operate in both directions. Should we exceed the Investment Grade Threshold, but subsequently decline in ratings below the Investment Grade Threshold for a period longer than 30 consecutive days, we would once again need to pledge the Stock Collateral. Similarly, if we exceed the Initial Ratings Threshold and subsequently decline below the Initial Ratings Threshold for a period longer than 30 consecutive days, we would again need to grant security in the Non-Stock Collateral.

At the time the New Credit Agreement was executed, we were below the Initial Ratings Threshold, and had to pledge as security the Stock Collateral and the Non-Stock Collateral. Currently, the credit ratings of our debt under the New Credit Agreement are BB from Standard and Poor’s and Ba1 from Moody’s, which is above the Initial Ratings Threshold but below the Investment Grade Threshold. As a result, while we continue to pledge the Stock Collateral as security, we are not currently required to pledge the Non-Stock Collateral as security.

In connection with the New Credit Agreement, we terminated the Old Credit Agreement and related agreements and documents. We used the proceeds from $200 million of term loans under the New Credit Agreement and cash on hand to pay in full all amounts outstanding under the Old Credit Agreement at the date of termination.

The larger revolving line of credit available to us under the New Credit Agreement allows us to maintain a smaller cash balance than we have traditionally. This, in turn, allowed us to use a significant amount of our cash balance to reduce our debt during 2006 and early 2007.

On June 30, 2006, we completed the redemption of $100 million principal amount of our $300 million principal amount outstanding 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). The total cash paid was $107.8 million, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $25.65 per $1,000 principal amount at the redemption date. We recorded pre-tax charges of $6.7 million in the second quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

On August 14, 2006, we redeemed the remaining $200 million outstanding principal amount of the 10-3/8% Notes. The total cash paid was $218.0 million, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $38.33 per $1,000 principal amount at the redemption date. We recorded pre-tax charges of $13.2 million in the third quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

On January 15, 2007, we redeemed the outstanding $200 million principal amount of our 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). The total cash paid was $218.5 million, and included a call premium of 4.625% as set forth in the indenture for the 9-1/4% Notes plus accrued interest of $46.25 per $1,000 principal amount at the redemption date. We will record pre-tax charges of $12.5 million in the first quarter of 2007 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under the New Credit Agreement was 5.32% at December 31, 2006. The weighted average interest rate on the term loans under the New Credit Agreement at December 31, 2006 was 7.11%.

During June 2006, Moody’s improved its issuer rating for us from B2 to Ba3 and S&P improved its issuer rating for us from BB- to BB. In September 2006, Moody’s improved its rating on our senior secured debt from Ba3 to Ba1 and its rating on our senior subordinated debt from B2 to B1.

We have also positioned ourselves to be able to repurchase some of our outstanding stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We continue to review our alternatives to improve capital structure and to reduce debt service costs through a combination of debt refinancing, asset sales and the sale of non-strategic businesses. Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC, and our failure to file certain periodic reports on a timely basis limits our ability to access capital markets using short-form registration through May

31, 2007. In addition, the terms of our bank credit facility and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows - 2006 vs. 2005

Cash provided by operations for the year ended December 31, 2006 totaled $484.4 million, compared to cash provided by operations of $273.4 million for the year ended December 31, 2005. The increase in cash provided by operations is consistent with the increase in sales volume, and reflects the improvement in our financial performance.

Cash used in investing activities in the year ended December 31, 2006 was $51.9 million, as compared to cash used in investing activities of $56.7 million for the year ended December 31, 2005. This decrease was primarily due to proceeds we received from the sale of our discontinued operations and other assets in 2006, partially offset by cash used in the acquisitions of Sichuan Crane and Halco, as well as higher capital expenditures incurred as we invested in our infrastructure and our management information system during 2006.

We used cash for financing activities of $344.8 million in the year ended December 31, 2006, compared to $49.0 million in the year ended December 31, 2005. This increase was primarily driven by the payment of long-term debt and our former credit facility loans in 2006, partially offset by increased stock option exercise activity and the new classification of excess tax benefits from stock-based compensation.

Contractual Obligations

The following table sets out our specified contractual obligations at December 31, 2006:

				Payments due by year

	Total
	Committed	2007	2008	2009	2010	2011	Thereafter

Long-term debt obligations	$1,013.9	$264.9	$45.6	$40.8	$40.6	$38.2	$583.8
Capital lease obligations	6.8	2.0	1.9	1.0	0.9	0.6	0.4
Operating lease obligations	297.6	56.5	45.7	33.8	28.4	22.2	111.0

Total	$1,318.3	$323.4	$93.2	$75.6	$69.9	$61.0	$695.2

Long-term debt obligations include expected interest expense. Interest expense is calculated using fixed interest rates for indebtedness that has fixed rates and the implied forward rates as of December 31, 2006 for indebtedness that has floating interest rates.

Additionally, at December 31, 2006, we had outstanding letters of credit that totaled $120.2 million and had issued $212.4 million in guarantees of customer financing to purchase equipment, $30.1 million in residual value guarantees and $106.7 million in buyback guarantees.

We maintain defined benefit pension plans for some of our operations in the United States and Europe. It is our policy to fund the pension plans at the minimum level required by applicable regulations. In 2006, we made cash contributions to the pension plans of $13.9 million, and we estimate that our pension plan contributions will be approximately $15 million in 2007.

We participate in a joint venture arrangement with a European financial institution as described below in “Off-Balance Sheet Arrangements -Variable Interest Entities.”

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to recover and dispose of the equipment and realize the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of December 31, 2006, our maximum exposure to such credit guarantees was $212.4 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $155.7 million and $25.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future point in time. As described in Note S - “Litigation and Contingencies” in the Notes to the Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $30.1 million at December 31, 2006. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2006, our maximum exposure pursuant to buyback guarantees was $106.7 million. We are able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $16 million for the estimated fair value of all guarantees provided as of December 31, 2006.

Variable Interest Entities

We own a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, we have concluded that we are not the primary beneficiary of TFSH and that we do not control the operations of TFSH. Accordingly, we do not consolidate the results of TFSH into our Consolidated Financial Statements. We apply the equity method of accounting for our investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of our products sold in certain areas of Europe.

As of December 31, 2006, TFSH had total assets of $452 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $407 million, consisting primarily of debt issued by our joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of December 31, 2006, the maximum exposure to loss under these guarantees was $25 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage. Because of the capital account balance requirements for TFSH, during the first quarter of 2006, we contributed our proportional share of these requirements, which represented an additional $3.4 million in cash to TFSH.

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks, which are classified as operating leases. The leaseback period is typically 60 months in duration. At December 31, 2006, the historical cost of equipment being leased back from the financing companies was approximately $72 million and the minimum lease payment in 2007 will be approximately $16 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business are the Euro and British Pound. We may, from time to time, hedge specifically identified committed cash flows or forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At December 31, 2006, we had foreign exchange contracts with a notional value of $943.9 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. We entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our indebtedness under our

7-3/8% Senior Subordinated Notes. The floating rate is based on a spread of 2.45% over LIBOR. At December 31, 2006, the floating rate was 7.80%. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. This loss will be recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the debt maturity date.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, self-insurance obligations, tax examinations and guarantees. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any of our costs. However, we do not believe that these contingencies and uncertainties will, in the aggregate, have a material adverse effect on us. When it is probable that a loss has been incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

We generate hazardous and non-hazardous wastes in the normal course of our manufacturing operations. As a result, we are subject to a wide range of federal, state, local and foreign environmental laws and regulations. These laws and regulations govern actions that may have adverse environmental effects, such as discharges to air and water, and also require compliance with certain practices when handling and disposing of hazardous and non-hazardous wastes. These laws and regulations also impose liability for the costs of, and damages resulting from, cleaning up sites, past spills, disposals and other releases of hazardous substances, should any of such events occur. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations. Compliance with such laws and regulations has required, and will continue to require, us to make expenditures. We do not expect that these expenditures will have a material adverse effect on our business or profitability.

Transactions with Former Employees

On November 13, 2003, we entered into an agreement with FILVER S.A. (“FILVER”), an entity affiliated with Fil Filipov, the President of our Cranes segment until his retirement effective January 1, 2004. Pursuant to this agreement, FILVER provided consulting services to us as assigned by our Chief Executive Officer. The term of the agreement was for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 million per year, subject to adjustment based on usage of FILVER’s services and FILVER’s performance (determined at our discretion), plus reimbursement of certain expenses. The terms of the agreement between FILVER and us were similar to terms that we believe would have been agreed upon in an arm’s length transaction. During 2006, we incurred a total cost of $0.5 million under this contract. This contract expired on December 31, 2006.

Forward-Looking Information

Certain information in this Annual Report includes forward looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed above in the section entitled “Contingencies and Uncertainties”. In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•	Our businesses are highly cyclical and weak general economic conditions may affect the sales of our products and financial results;

•	our business is sensitive to fluctuations in interest rates and government spending;

•	our ability to successfully integrate acquired businesses;

•	our retention of key management personnel;

•	our businesses are very competitive and may be affected by pricing, product initiatives and other actions taken by competitors;

•	the effects of changes in laws and regulations;

•	our business is international in nature and is subject to changes in exchange rates between currencies, as well as international politics;

•	our continued access to capital and ability to obtain parts and components from suppliers on a timely basis at competitive prices;

•	the financial condition of suppliers and customers, and their continued access to capital;

•	our ability to timely manufacture and deliver products to customers;

•	possible work stoppages and other labor matters;

•	our debt outstanding and the need to comply with restrictive covenants contained in our debt agreements;

•	our ability to maintain adequate disclosure controls and procedures, maintain adequate internal controls over financial reporting and file our periodic reports with the SEC on a timely basis;

•	our implementation of a global enterprise system and its performance;

•	the investigations by the SEC and the DOJ;

•	limitations on our ability to access the capital markets using short form SEC documents;

•	compliance with applicable environmental laws and regulations;

•	product liability claims and other liabilities arising out of our business; and

•	other factors.

Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Annual Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Annual Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. See Note M - “Derivative Financial Instruments” to the Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

          Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. At December 31, 2006, we had foreign exchange contracts with a notional value of approximately $943.9 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net gain of $0.9 million at December 31, 2006.

          Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and LIBOR. We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At December 31, 2006, approximately 57% of our debt was floating rate debt and the weighted average interest rate for all debt was 7.82%.

At December 31, 2006, we had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. The floating rate was 7.80% at December 31, 2006. The fair market value of this arrangement, which represents the cost to settle this contract, was a net loss of $5.3 million at December 31, 2006. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. This loss will be recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the debt maturity date.

On March 31, 2005 and August 11, 2005, we exited interest rate swap agreements with notional amounts of $100.0 million and $79.0 million, respectively, in order to maintain an appropriate balance between floating and fixed rates on its mix of indebtedness. As a result of these transactions, we recorded a gain of approximately $0.1 in interest expense.

At December 31, 2006, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2006 would have increased interest expense by approximately $3 million in 2006.

          Commodities Risk

Principal materials that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Our performance may be impacted by extreme movements in material costs and from availability of these materials. As our manufacturing volume has increased, our need for these commodities and manufactured items also has increased, which in turn has created pressure on our existing supplier base to deliver us materials on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated as a result of higher global demand for the same materials caused by recovering end-markets in our product areas and by higher consumption from emerging economies such as China. The inability of suppliers to deliver materials promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary components for which we have experienced supply constraints over the recent past include large off-highway tires, steel and steel products, bearings, gear boxes and various fabricated weldments. Furthermore, as demand for these materials has increased, we have experienced increased costs to obtain these components.

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. To deal with some of the recent supply constraints we have experienced, for example, we designed and implemented plans to mitigate their impact by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and costs, and increasing the price of our products. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis. One key Terex Business System initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent registered public accounting firm and our Consolidated Financial Statements and Financial Statement Schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2006 and 2005 are as follows (in millions, except per share amounts).

	2006				2005

	Fourth	Third	Second	First	Fourth	Third	Second	First

Net sales	$2,029.5	$1,903.7	$2,020.5	$1,693.9	$1,568.3	$1,494.8	$1,695.8	$1,397.6
Gross profit	375.5	367.4	392.7	307.5	240.1	240.0	273.3	193.9
Income from continuing operations	100.9	105.6	113.1	76.9	37.3	51.6	70.9	27.8
Income (loss) from discontinued operations – net of tax	—	3.1	6.1	1.9	(2.5)	0.3	0.3	2.8
Loss on disposition of discontinued operations	—	(7.7)	—	—	—	—	—	—
Net income	100.9	101.0	119.2	78.8	34.8	51.9	71.2	30.6
Per share:
Basic
Income from continuing operations	$0.99	$1.05	$1.13	$0.77	$0.37	$0.52	$0.71	$0.28
Income from discontinued operations – net of tax	—	0.03	0.06	0.02	(0.02)	—	0.01	0.03
Loss on disposition of discontinued operations	—	(0.08)	—	—	—	—	—	—
Net income	$0.99	$1.00	$1.19	$0.79	$0.35	$0.52	$0.72	$0.31
Diluted
Income from continuing operations	$0.97	$1.02	$1.10	$0.75	$0.36	$0.51	$0.70	$0.27
Income from discontinued operations – net of tax	—	0.03	0.06	0.02	(0.02)	—	—	0.03
Loss on disposition of discontinued operations	—	(0.07)	—	—	—	—	—	—
Net income	$0.97	$0.98	$1.16	$0.77	$0.34	$0.51	$0.70	$0.30

The accompanying unaudited quarterly financial data has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with Item 302 of Regulation S-K. In our opinion, all adjustments considered necessary for a fair statement have been made and were of a normal recurring nature.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of December 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006 because of the material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, management identified the following material weakness in its assessment of the effectiveness of our internal control over financial reporting:

•

We did not maintain effective controls over our accounting for income taxes. Specifically, we did not maintain effective controls over accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances.

This control deficiency could result in a misstatement of the aforementioned account balances or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management has determined that the income tax control deficiencies cited above constitute a material weakness in our internal control over financial reporting as of December 31, 2006.

Because of the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

MANAGEMENT’S REMEDIATION INITIATIVES

In our Annual Report on Form 10-K for the year ended December 31, 2005, management identified two material weaknesses in our internal control over financial reporting. These material weaknesses included a material weakness relating to accounting for income taxes and a material weakness due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

In response to those two identified material weaknesses, we took a number of substantial actions. As a result of these actions, the weakness concerning our complement of personnel has been remediated, as outlined below. We will continue to take further significant steps to strengthen our control processes and procedures in order to remediate the remaining material weakness related to accounting for income taxes. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

To correct the control deficiency existing as of December 31, 2005 related to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements, we took the following actions during the year ended December 31, 2006:

•

We hired additional senior finance staff with the knowledge, experience and training to address our accounting issues. We hired and upgraded additional personnel in key areas throughout our financial organization to both keep pace with our growth and to enhance the capabilities of our financial organization, including:

•

In the first quarter of 2006, we appointed a Construction segment Vice President of Finance, a European Tax Manager, a Tax Manager, a Corporate Consolidations Manager, a Manager of Financial Planning & Analysis and a site Controller at a Construction segment location.

•

In the second quarter of 2006, we appointed a Terex Financial Services Vice President of Finance, an additional U.S. Tax Manager, a European Tax Manager, a European Internal Audit Manager, a U.S. based Manager of Internal Control Compliance, a site Finance Director at a Construction segment location and a site Controller at a Materials Processing & Mining segment location.

•

In the third quarter of 2006, we appointed a Vice President of Finance and a Director of Finance for Terex China, a U.S. based Manager of Internal Control Compliance, a site Controller at a Materials Processing & Mining segment location, a site Controller at a Roadbuilding, Utility Products and Other segment location and two additional U.S. Tax Managers.

•

In the fourth quarter of 2006, we appointed a Vice President of Tax, a Vice President of Finance for the Aerial Work Platforms segment, a site Finance Director for a Cranes segment location, a Senior Internal Auditor in the U.K., a Tax Compliance Manager, a Tax Manager and two Assistant Tax Managers.

•

We provided enhanced and ongoing training in the application of U.S. generally accepted accounting principles (“US GAAP”) to financial and business personnel, including tax personnel, in the U.S. and internationally, including:

•

We provided US GAAP training in the first quarter of 2006 for 72 team members at locations in the U.S., Europe and Australia, as well as a one day session with 60 senior finance team members on various financial control and improvement objectives.

•

We held a three day global finance conference in the second quarter of 2006 with 70 senior finance team members addressing various financial training and development areas, in addition to internal control improvement objectives.

	•	We held a US GAAP training program for our China operations in November 2006.

•

In 2005, we developed an educational program providing training to team members to promote an open and transparent global business culture, where our team members use responsible business practices. We continued this business practices training in May 2006 by holding two full day mandatory business practices meetings  in the United States that were attended by 57 of Terex’s management team members and in November 2006 by holding four full day mandatory business practices meetings in the United States and in Germany that were attended by 139 of Terex’s management team members. This brings the total number of team members to date attending this training to 588. The meetings were conducted by our Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Senior Vice President of Human Resources, as well as several others, and covered our Code of Ethics and Conduct, U.S. GAAP, compliance with law and policy, full disclosure and other business practice matters.

•

In the third quarter and fourth quarters of 2006, we implemented an educational training program, delivered via the internet and through group training, to domestic and international employees relating to legal and ethical compliance matters.  During this same time frame, we introduced an internet-based training program relating to the Foreign Corrupt Practices Act to approximately 900 key domestic and international employees.

•

During 2006, we selected a specific set of core competencies for business unit finance leaders as a key element of our human resource planning for evaluating and developing finance personnel and prepared initial development assessments for this set of core competencies.

•	We increased our internal audit scope and capabilities to address the needs of an evolving internal control environment.

•

We began to implement a common information technology platform/business management system for use throughout the Company to facilitate the accounting for and reconciliation of transactions as well as to provide operational benefits. A robust network infrastructure is being established linking the business units through communication and collaboration software as well as interacting with the business management system and improving the control over system updates, access and backup capabilities.

We have determined that the remediated controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness regarding an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements has been remediated.

While we took considerable action to remediate the material weakness over our accounting for income taxes existing as of December 31, 2005, the remediation has not yet been fully evidenced. To address the material weakness in the accounting for income taxes, we took the following actions during the year ended December 31, 2006:

•

We hired additional tax personnel, including a Vice President, Tax, two European Tax Managers, an Australian Tax Manager, three U.S. Tax Managers, one U.S. Tax Compliance manager and two Assistant Tax Managers.

•

We provided enhanced and ongoing tax training for financial and tax personnel, including five European training sessions that were attended by over 50 finance team members addressing our policies and procedures for determining and documenting income tax liabilities and deferred income tax assets and liabilities, as well as preparing income tax provision calculations.

•

We developed a detailed tax remediation plan with identification of key milestones, including the completion of domestic and foreign accrual to return analyses, confirmation of deferred tax assets and liabilities, and confirmation of tax depreciation related to certain assets.

•	We designed and documented procedural checklists and established standardized definitions for key controls.

•	We continued to simplify our legal and reporting entity structure, which facilitates the tax reporting process.

We intend to take further actions to remediate the material weakness identified above existing as of December 31, 2006 with regard to accounting for income taxes, and to improve controls overall, including:

•	Validating foreign tax balances by completing the foreign accrual to tax return reconciliation process on a timely basis.

•	Recruiting additional tax personnel in key areas to both keep pace with the growth of the Company and the complexity of global operations and regulations.

•	Holding additional tax training sessions for tax and finance personnel.

•	Continuing to simplify our legal and reporting entity structure, which will facilitate the tax reporting process.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and we will be taking further actions as appropriate. We view this as an ongoing effort to which we will be devoting significant resources and which will need to be maintained and updated over time.

We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,458,987	$14.84	3,208,728
Equity compensation plans not approved by shareholders	—	—	—

Total	2,458,987	$14.84	3,208,728

The other information required by Item 12 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Security Ownership of Management and Certain Beneficial Owners

The information required by Item 12 is incorporated by reference to the definitive Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

TEREX CORPORATION

By:	/s/ Ronald M. DeFeo	February 28, 2007

Ronald M. DeFeo,
Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME		TITLE	DATE

/s/	Ronald M. DeFeo	Chairman, Chief Executive Officer, and Director	February 28, 2007
(Principal Executive Officer)
Ronald M. DeFeo

/s/	Phillip C. Widman	Senior Vice President - Chief Financial Officer	February 28, 2007
(Principal Financial Officer)
Phillip C. Widman

/s/	Jonathan D. Carter	Vice President, Controller and Chief Accounting Officer	February 28, 2007
(Principal Accounting Officer)
Jonathan D. Carter

/s/	G. Chris Andersen	Director	February 28, 2007

G. Chris Andersen

/s/	Paula H. J. Cholmondeley	Director	February 28, 2007

Paula H. J. Cholmondeley

/s/	Don DeFosset	Director	February 28, 2007

Don DeFosset

/s/	William H. Fike	Director	February 28, 2007

William H. Fike

/s/	Donald P. Jacobs	Director	February 28, 2007

Donald P. Jacobs

/s/	David A. Sachs	Director	February 28, 2007

David A. Sachs

/s/	J. C. Watts, Jr.	Director	February 28, 2007

J. C. Watts, Jr.

/s/	Helge H. Wehmeier	Director	February 28, 2007

Helge H. Wehmeier

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “E-1”

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

10.14

Summary of material terms of CEO 2006 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 28, 2006 and filed with the Commission on April 3, 2006).

10.15	Summary of material terms of non-CEO 2007 performance targets under the Terex Corporation 2004 Annual Incentive

Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.16

Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).

10.17

Summary of material terms of Terex Corporation Outside Directors’ Compensation Program (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.18

Credit Agreement dated as of July 14, 2006, among Terex Corporation, certain of its subsidiaries, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 14, 2006 and filed with the Commission on July 17, 2006).

10.19

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

10.21

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

10.25

Letter Agreement, dated as of October 13, 2006, between Terex Corporation and Robert R. Wilkerson (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 13, 2006 and filed with the Commission on October 16, 2006).

10.26

Employment Letter dated as of November 8, 2006 between Terex Corporation and Thomas J. Riordan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated November 13, 2006 and filed with the Commission on November 13, 2006).

10.27

Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.28

Letter Agreement, dated as of December 15, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.29

Amendment to Letter Agreement, dated February 8, 2007, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated February 9, 2007 and filed with the Commission on February 9, 2007).

12	Calculation of Ratio of Earnings to Fixed Charges. *

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP, Stamford, Connecticut. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002. *

*	Exhibit filed with this document.

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006 AND 2005
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2006

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

We have completed integrated audits of Terex Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terex Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, we have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Terex Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness relating to the Company not maintaining effective controls over its accounting for income taxes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•

The Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not maintain effective controls over the accuracy and completeness of the components of the income tax provision calculations and related deferred income taxes and income taxes payable, and over the monitoring of the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the differences to the reported deferred income tax balances.

This control deficiency could result in a misstatement of the aforementioned account balances or related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Terex Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Terex Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Stamford, Connecticut
February 28, 2007

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,

	2006	2005	2004

Net sales	$7,647.6	$6,156.5	$4,799.3
Cost of goods sold	6,204.5	5,209.2	4,119.6

Gross profit	1,443.1	947.3	679.7

Selling, general and administrative expenses	(733.6)	(573.6)	(468.1)
Goodwill impairment	—	(3.3)	—

Income from operations	709.5	370.4	211.6

Other income (expense):
Interest income	15.5	7.7	6.4
Interest expense	(90.7)	(96.3)	(90.7)
Loss on early extinguishment of debt	(23.3)	—	(2.9)
Amortization of debt issuance costs	(3.2)	(3.5)	(4.6)
Other income (expense) - net	6.9	10.6	24.1

Income from continuing operations before income taxes	614.7	288.9	143.9
(Provision for) benefit from income taxes	(218.2)	(101.3)	176.7

Income from continuing operations	396.5	187.6	320.6
Income from discontinued operations – net of tax	11.1	0.9	3.5
Loss on disposition of discontinued operations – net of tax	(7.7)	—	—

Net income	$399.9	$188.5	$324.1

PER COMMON SHARE:
Basic
Income from continuing operations	$3.94	$1.89	$3.26
Income from discontinued operations	0.11	0.01	0.04
Loss on disposition of discontinued operations	(0.08)	—	—

Net income	$3.97	$1.90	$3.30

Diluted
Income from continuing operations	$3.85	$1.84	$3.14
Income from discontinued operations	0.10	—	0.03
Loss on disposition of discontinued operations	(0.07)	—	—

Net income	$3.88	$1.84	$3.17

Weighted average number of shares outstanding in per share calculation
Basic	100.7	99.4	98.2

Diluted	103.0	102.2	102.2

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions, except par value)

	December 31,

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$676.7	$553.6
Trade receivables (net of allowance of $60.3 and $48.7 as of December 31, 2006 and 2005, respectively)	950.5	735.0
Inventories	1,502.0	1,318.2
Deferred taxes	132.9	172.8
Other current assets	170.7	123.9

Total Current Assets	3,432.8	2,903.5

LONG-TERM ASSETS
Property, plant and equipment - net	338.5	329.9
Goodwill	632.8	555.7
Deferred taxes	172.5	159.8
Other assets	209.3	251.4

TOTAL ASSETS	$4,785.9	$4,200.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$227.0	$48.1
Trade accounts payable	1,034.3	913.4
Accrued compensation and benefits	169.3	133.3
Accrued warranties and product liability	107.6	82.8
Other current liabilities	489.0	347.0

Total Current Liabilities	2,027.2	1,524.6

NON-CURRENT LIABILITIES
Long-term debt, less current portion	536.1	1,075.8
Retirement plans and other	471.6	438.9

TOTAL LIABILITIES	3,034.9	3,039.3

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $0.01 par value - authorized 150.0 shares; issued 104.7 and 51.3 shares at December 31, 2006 and 2005, respectively	1.0	0.5
Additional paid-in capital	923.7	861.9
Retained earnings	707.3	307.4
Accumulated other comprehensive income	155.2	26.2
Less cost of shares of common stock in treasury 3.6 and 2.0 shares at December 31, 2006 and 2005, respectively	(36.2)	(35.0)

Total Stockholders’ Equity	1,751.0	1,161.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,785.9	$4,200.3

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehen- sive Income (Loss)	Common Stock in Treasury	Total

BALANCE AT JANUARY 1, 2004	$0.5	$813.5	$(205.2)	$110.4	$(44.6)	$674.6

Net Income	—	—	324.1	—	—	324.1
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	108.3	—	108.3
Pension liability adjustment	—	—	—	(8.3)	—	(8.3)
Derivative hedging adjustment	—	—	—	(3.9)	—	(3.9)

Comprehensive Income						420.2

Issuance of Common Stock	—	22.1	—	—	—	22.1
Compensation under Stock-based Plans	—	8.9	—	—	10.3	19.2
Acquisition of Treasury Stock	—	—	—	—	(0.9)	(0.9)

BALANCE AT DECEMBER 31, 2004	0.5	844.5	118.9	206.5	(35.2)	1,135.2

Net Income	—	—	188.5	—	—	188.5
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	(163.0)	—	(163.0)
Pension liability adjustment	—	—	—	(11.7)	—	(11.7)
Derivative hedging adjustment	—	—	—	(5.6)	—	(5.6)

Comprehensive Income						8.2

Issuance of Common Stock	—	16.2	—	—	—	16.2
Compensation under Stock-based Plans	—	1.2	—	—	0.4	1.6
Acquisition of Treasury Stock	—	—	—	—	(0.2)	(0.2)

BALANCE AT DECEMBER 31, 2005	0.5	861.9	307.4	26.2	(35.0)	1,161.0

Net Income	—	—	399.9	—	—	399.9
Other Comprehensive Income (Loss):
Translation adjustment	—	—	—	137.7	—	137.7
Pension liability adjustment	—	—	—	5.6	—	5.6
Derivative hedging adjustment	—	—	—	4.0	—	4.0

Comprehensive Income						547.2

Impact of FAS No. 158 adoption	—	—	—	(18.3)	—	(18.3)
Effect of stock split	0.5	(0.5)	—	—	—	—
Issuance of Common Stock	—	46.2	—	—	—	46.2
Compensation under Stock-based Plans	—	15.6	—	—	5.6	21.2
Acquisition of Treasury Stock	—	0.5	—	—	(6.8)	(6.3)

BALANCE AT DECEMBER 31, 2006	$1.0	$923.7	$707.3	$155.2	$(36.2)	$1,751.0

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,

	2006	2005	2004

OPERATING ACTIVITIES
Net income	$399.9	$188.5	$324.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61.2	61.4	60.1
Amortization	11.8	14.2	14.3
Deferred taxes	65.9	19.1	(203.9)
Loss on early extinguishment of debt	7.2	—	2.9
Gain on sale of assets	(2.5)	(3.3)	(22.0)
Impairment charges and asset writedowns	—	3.7	—
Loss on disposition of discontinued operations	6.5	—	—
Stock-based compensation expense	43.5	10.7	8.5
Excess tax benefit from stock-based compensation	(16.9)	—	—
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(214.2)	(100.9)	(134.7)
Inventories	(168.5)	(128.3)	(158.3)
Trade accounts payable	103.0	89.0	231.6
Accrued compensation and benefits	32.6	29.1	16.2
Income taxes payable	10.2	37.3	14.3
Accrued warranties and product liability	21.7	10.5	(3.9)
Other	123.0	42.4	15.4

Net cash provided by operating activities	484.4	273.4	164.6

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(33.2)	(5.1)	(58.0)
Capital expenditures	(78.9)	(48.6)	(35.5)
Investments in and advances to affiliates	(7.1)	(4.6)	(0.7)
Proceeds from disposition of discontinued operations – net of cash divested	55.2	—	—
Proceeds from sale of assets	12.1	1.6	32.4

Net cash used in investing activities	(51.9)	(56.7)	(61.8)

FINANCING ACTIVITIES
Principal repayments of long-term debt	(300.0)	—	(147.0)
Excess tax benefit from stock-based compensation	16.9	—	—
Net repayments under revolving line of credit agreements	(73.4)	(35.5)	(15.4)
Proceeds from stock options exercised	15.3	5.1	9.2
Other	(3.6)	(18.6)	(16.9)

Net cash used in financing activities	(344.8)	(49.0)	(170.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	35.4	(32.9)	18.6

Net Increase (Decrease) in Cash and Cash Equivalents	123.1	134.8	(48.7)

Cash and Cash Equivalents at Beginning of Period	553.6	418.8	467.5

Cash and Cash Equivalents at End of Period	$676.7	$553.6	$418.8

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – BASIS OF PRESENTATION

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

Reclassification. Certain prior year amounts have been reclassified to conform to the current year’s presentation, including the segment realignment, stock split and discontinued operations discussed below.

On January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Construction Segment, is now consolidated within the Materials Processing & Mining Segment. The European telehandlers business, formerly part of the Construction Segment, is now part of the Aerial Work Platforms Segment.

The Company executed a two-for-one split of its common stock, par value $.01 per share (“Common Stock”) effective July 14, 2006, for stockholders of record on June 15, 2006 (the “Stock Split”). Accordingly, all references to the number of shares and per share data for all periods presented have been adjusted to reflect this stock split, except in the Consolidated Balance Sheet as of December 31, 2005 and for shares authorized.

On September 29, 2006, the Company completed the sale of its ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra through the date of its disposition are included as Income from discontinued operations - net of tax in the Consolidated Statements of Income for all periods presented.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. Cash and cash equivalents at December 31, 2006 and 2005 include $2.5 and $1.7, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out (“FIFO”) method. In valuing inventory, management is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. The valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, the installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events which could significantly influence management’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, competitive actions including the introduction of new products and technological advances, as well as new products and design changes introduced by the Company. At December 31, 2006, reserves for excess and obsolete inventory totaled $97.9.

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Capitalized debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs before amortization totaled $15.6 and $36.0 at December 31, 2006 and 2005, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from three to twelve years. Intangible assets are reviewed for impairment when circumstances warrant.

Goodwill. Goodwill, representing the difference between the total purchase price and the fair value of assets (tangible and intangible) and liabilities at the date of acquisition, is reviewed for impairment annually, and more frequently as circumstances warrant, and written down only in the period in which the recorded value of such assets exceed their fair value. The Company does not amortize goodwill, in accordance with Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” The Company selected October 1 as the date for the required annual impairment test. The impairment test performed as of October 1, 2005 identified indicators of goodwill impairment in the Roadbuilding, Utility Products and Other segment that resulted in a pre-tax impairment charge of $3.3 (see Note L – “Goodwill”). There were no indicators of goodwill impairment in either of the tests performed as of October 1, 2006 and 2004.

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

Impairment of Long-Lived Assets. The Company’s policy is to assess the realizability of its long-lived assets, including intangible assets, and to evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset. The Company did not have any impairments in its long-lived assets for the years ended December 31, 2006, 2005 and 2004.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company has off-balance-sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note S - “Litigation and Contingencies.” Substantially all receivables were trade receivables at December 31, 2006 and 2005.

Revenue Recognition. Revenue and related costs are generally recorded when products are shipped and invoiced to either independently owned and operated dealers or to customers. Shipping and handling charges are recorded in Cost of goods sold.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Other non-current liabilities in the Company’s Consolidated Balance Sheet. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may impact the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

Balance as of December 31, 2004	$74.3
Accruals for warranties issued during the year	104.6
Changes in estimates	(3.7)
Settlements during the year	(80.1)
Foreign exchange effect	(7.2)

Balance as of December 31, 2005	87.9
Accruals for warranties issued during the year	122.4
Changes in estimates	(8.8)
Settlements during the year	(87.6)
Foreign exchange effect	6.1

Balance as of December 31, 2006	$120.0

Accrued Product Liability. The Company records accruals for product liability claims based on its prior claim experience. Accruals for product liability claims are valued based upon the Company’s prior claims experience, including consideration of the jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and the experience of the Company’s director of product safety. The Company provides accruals for estimated product liability experience on known claims. The Company does not accrue for reported incidents until such time as a claim is made against the Company. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

Defined Benefit Pension and Other Postretirement Benefits. The Company provides postretirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits. The Company accounts for these benefits under SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. See Note Q – “Retirement Plans and Other Benefits.”

Deferred Compensation. The Company maintains a Deferred Compensation Plan, which is described more fully in Note Q - “Retirement Plans and Other Benefits.” The Company’s Common Stock held in a rabbi trust pursuant to the Company’s Deferred Compensation Plan is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ Equity as of December 31, 2006 and 2005. The plan obligation for participant deferrals in the Company’s Common Stock are classified as Additional paid-in capital within Stockholders’ Equity. The total of the Company’s Common Stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2006, the Company had stock-based employee compensation plans, which are described more fully in Note R - “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that expense resulting from all share-based payment transactions be recognized in the financial statements at fair value.

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

Derivatives. Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note M - “Derivative Financial Instruments.”

Environmental Policies. Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures relating to conditions caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial actions are probable and the costs can be reasonably estimated. Such amounts were not material at December 31, 2006 and 2005.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in Selling, general and administrative expenses. Research and development costs were $52.6, $46.8 and $43.0 during 2006, 2005 and 2004, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note C – “Income Taxes.”

Earnings Per Share. Basic earnings per share is computed by dividing Net Income (Loss) for the period by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share is computed by dividing net income (loss) for the period by the weighted average number of shares of Common Stock outstanding and potential dilutive common shares.

Recent Accounting Pronouncements. In November 2004, the FASB issued SFAS No.151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No.151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of Accounting Research Bulletin (“ARB”) No.43, Chapter 4 provides guidance on allocating certain costs to inventory. SFAS No.151 amends ARB No.43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No.151 requires allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. The Company adopted this accounting standard on January 1, 2006. Adoption of SFAS No.151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123R, which requires that expense resulting from all share-based payment transactions be recognized in the financial statements. SFAS No.123R also establishes fair value as the measurement method in accounting for share-based payments to employees. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No.107, “Share-Based Payment” (“SAB No.107”), which provides interpretive guidance on SFAS No.123R. SAB No.107 does not change the accounting required by SFAS No.123R. The Company adopted this accounting standard on January 1, 2006. The Company used the modified prospective method for its transition to this accounting standard. Adoption of SFAS No.123R did not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No.154 changes requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company adopted this accounting standard on January 1, 2006. Adoption of SFAS No.154 did not have a material impact on the Company’s financial statements.

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 05-5 (“EITF No.05-5”), “Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements).” Altersteilzeit (“ATZ”) is an early retirement program in Germany designed to create an incentive for employees, within a certain age group, to retire before the legal retirement age. Although established by law, the actual arrangement is negotiated between the employer and employee. Under an ATZ Early Retirement Program (Type I and Type II) or an arrangement with the same terms, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services. Accruals for the termination benefit under Type II should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. The Company adopted this EITF on January 1, 2006. Adoption of EITF No.05-5 did not have a material impact on the Company’s financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-3 (“EITF No.06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of FASB No.154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No.06-3, significant taxes recorded in the Statement of Income would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on its financial statements of adopting EITF No. 06-3.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No.48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the impact on its financial statements of adopting FIN No.48.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company adopted this accounting standard in the fourth quarter of the year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 requires that the Company recognize the funded status of its defined benefit and other postretirement benefit plans in its December 31, 2006 balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. SFAS No. 158 also requires the measurement of the funded status of the Company’s plans as of its year-end balance sheet date no later than 2008. The Company currently uses its year-end balance sheet date as its measurement date. See Note Q – “Retirement Plans and Other Benefits” for the impact of SFAS No. 158 on the Consolidated Balance Sheet.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

NOTE B - BUSINESS SEGMENT INFORMATION

Terex is a diversified global manufacturer of capital equipment focused on delivering reliable, customer relevant solutions for the construction, infrastructure, quarrying, mining, shipping, transportation, refining and utility industries. The Company operates in five reportable segments: (i) Terex Aerial Work Platforms, (ii) Terex Construction, (iii) Terex Cranes, (iv) Terex Materials Processing & Mining and (v) Terex Roadbuilding, Utility Products and Other.

The Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, concrete finishing equipment, power buggies, generators, related components and replacement parts, and other products. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

The Construction segment designs, manufactures and markets two primary categories of equipment and their related components and replacement parts: heavy construction equipment (including off-highway trucks, scrapers, hydraulic excavators, large wheel loaders, material handlers and truck mounted articulated hydraulic cranes) and compact construction equipment (including loader backhoes, compaction equipment, mini and midi excavators, site dumpers and wheel loaders). Construction, logging, mining, industrial and government customers use these products in construction and infrastructure projects and in coal, minerals, sand and gravel operations.

The Cranes segment designs, manufactures and markets mobile telescopic cranes, tower cranes, lattice boom crawler cranes, truck mounted cranes (boom trucks) and telescopic container stackers, as well as their related replacement parts and components. These products are used primarily for construction, repair and maintenance of infrastructure, building and manufacturing facilities. The Company acquired Power Legend International Limited (“Power Legend”) and its affiliates, including a controlling 50% ownership interest in Sichuan Changjiang Engineering Crane Co., Ltd. (“Sichuan Crane”), on April 4, 2006. The results of Power Legend and Sichuan Crane are included in the Cranes segment from their date of acquisition.

The Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Materials Processing & Mining segment from their date of acquisition.

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors, and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees, and for other commercial operations. The Company also owns much of the North American distribution channel for the utility products group through the Terex Utilities distribution network. These operations distribute, install and rent utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of the Company’s other products, including mixers and aerial devices. The Company also operates a fleet of rental utility products in the United States and Canada.

The Company owns a controlling 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment. The Company leases and rents a variety of equipment to third parties under the Terex Asset Services name. The Company also, through Terex Financial Services, facilitates loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of the Company’s products.

On January 1, 2006, Terex realigned certain operations in an effort to strengthen its ability to service customers and to recognize certain organizational efficiencies. The mobile crushing and screening group, formerly part of the Construction Segment, is now consolidated within the Materials Processing & Mining Segment. The European telehandlers business, formerly part of the Construction Segment, is now part of the Aerial Work Platforms Segment.

The Company has no customers that accounted for more than 10% of consolidated sales in 2006. The results of businesses acquired during 2006, 2005 and 2004 are included from the dates of their respective acquisitions.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items. Business segment information is presented below:

	Year Ended December 31,

	2006	2005	2004

Net Sales
Aerial Work Platforms	$2,090.3	$1,479.5	$958.4
Construction	1,582.4	1,489.7	1,319.3
Cranes	1,740.1	1,271.9	1,076.8
Materials Processing & Mining	1,625.0	1,359.5	951.0
Roadbuilding, Utility Products and Other	746.0	665.3	581.1
Eliminations/Corporate	(136.2)	(109.4)	(87.3)

Total	$7,647.6	$6,156.5	$4,799.3

Income (Loss) from Operations
Aerial Work Platforms	$372.6	$190.2	$110.3
Construction	16.0	29.1	10.4
Cranes	154.5	60.2	35.3
Materials Processing & Mining	190.0	116.2	72.5
Roadbuilding, Utility Products and Other	25.2	5.4	(2.2)
Eliminations/Corporate	(48.8)	(30.7)	(14.7)

Total	$709.5	$370.4	$211.6

Depreciation and Amortization
Aerial Work Platforms	$15.3	$16.5	$19.3
Construction	16.6	16.8	15.0
Cranes	14.6	16.4	16.5
Materials Processing & Mining	10.1	8.6	5.1
Roadbuilding, Utility Products and Other (1)	10.3	8.6	8.5
Corporate	3.6	3.9	4.9

Total (1)	$70.5	$70.8	$69.3

Capital Expenditures
Aerial Work Platforms	$11.4	$7.2	$4.0
Construction	10.7	8.7	8.1
Cranes	9.3	7.4	6.7
Materials Processing & Mining	19.4	7.9	5.3
Roadbuilding, Utility Products and Other (2)	5.7	7.5	4.2
Corporate	12.2	5.1	0.6

Total (2)	$68.7	$43.8	$28.9

(1) Amounts exclude discontinued operations Depreciation and Amortization of $2.5, $4.8 and $5.1 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2) Amounts exclude discontinued operations Capital Expenditures of $10.2, $4.8 and $6.6 for the years ended December 31, 2006, 2005 and 2004, respectively.

	December 31,

	2006	2005	2004

Identifiable Assets
Aerial Work Platforms	$838.5	$696.7	$599.9
Construction	1,467.9	1,047.5	1,111.8
Cranes	1,271.0	937.6	989.4
Materials Processing & Mining	1,743.7	1,363.0	1,239.6
Roadbuilding, Utility Products and Other	388.1	529.4	557.0
Eliminations/Corporate	(923.3)	(373.9)	(318.6)

Total	$4,785.9	$4,200.3	$4,179.1

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic segment information is presented below:

	Year Ended December 31,

	2006	2005	2004

Net Sales
United States	$2,911.9	$2,325.8	$1,842.7
United Kingdom	614.0	468.5	537.6
Germany	551.9	375.7	395.9
Other European countries	1,930.3	1,228.8	1,015.9
All other	1,639.5	1,757.7	1,007.2

Total	$7,647.6	$6,156.5	$4,799.3

	December 31,

	2006	2005	2004

Long-lived Assets
United States	$108.9	$91.9	$93.3
United Kingdom	45.9	33.9	37.0
Germany	129.0	119.8	146.1
Other European Countries	22.2	62.5	75.5
All other	32.5	21.8	10.7

Total	$338.5	$329.9	$362.6

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer. Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions.

NOTE C – INCOME TAXES

The components of Income from continuing operations before income taxes are as follows:

	Year Ended December 31,

	2006	2005	2004

United States	$309.6	$149.4	$33.6
Foreign	305.1	139.5	110.3

Income from continuing operations before income taxes	$614.7	$288.9	$143.9

Total income before income taxes including income from discontinued operations was $619.3, $289.8 and $147.4 for the years ended December 31, 2006, 2005 and 2004, respectively.

The major components of the Company’s Provision for (benefit from) income taxes on continuing operations before income taxes are summarized below:

	Year Ended December 31,

	2006	2005	2004

Current:
Federal	$56.5	$7.4	$0.9
State	7.1	3.2	2.1
Foreign	88.7	71.6	24.2

Current income tax provision	152.3	82.2	27.2

Deferred:
Federal	45.7	38.4	(186.8)
State	(5.0)	(1.1)	(5.2)
Foreign	25.2	(18.2)	(11.9)

Deferred income tax provision	65.9	19.1	(203.9)

Total provision for (benefit from) income taxes	$218.2	$101.3	$(176.7)

Including discontinued operations, the total provision for (benefit from) income taxes was $219.5, $101.3 and $(176.7) for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial statement purposes. The tax effects of the basis differences and net operating loss carry forwards as of December 31, 2006 and 2005 are summarized below for major balance sheet captions:

	2006	2005

Property, plant and equipment	$(24.3)	$(56.2)
Intangibles	(0.1)	(3.6)
Restructuring reserve	4.7	5.4
Trade receivables	24.2	19.0
Net inventories	35.8	29.8
Accrued warranties and product liability	20.4	25.7
Net operating loss carry forwards	163.7	209.9
Pension	47.3	36.4
Equipment lease revenue	(0.7)	60.0
Other	9.1	44.5
Deferred tax assets valuation allowance	(58.7)	(112.3)

Net deferred tax assets	$221.4	$258.6

Deferred tax liabilities are included in current liabilities and non-current liabilities on the Consolidated Balance Sheet. For the year ended December 31, 2006, the current portion is $30.7 and the non-current portion is $53.2. The Company provides valuation allowances for deferred tax assets where realization is not more likely than not based on estimated future taxable income in the carryforward period. To the extent that estimates of future taxable income decrease or do not materialize, potentially significant additional valuation allowances may be required. The valuation allowance for deferred tax assets as of January 1, 2005 was $222.6. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was a decrease of $53.6 in 2006 and a decrease of $110.3 in 2005. The decrease in valuation allowance for the year ended December 31, 2006 primarily related to the disposition of Tatra. The decrease in valuation allowance for the year ended December 31, 2005 reflects the release of valuation allowances associated with certain of the Company’s German businesses, based on the implementation of activities to simplify the legal entity structure and the improved operating performance of these businesses. The 2005 decrease in valuation allowance also relates to the release of the valuation allowance previously established for the Company’s Fermec business, as it was determined that it was more likely than not that these assets would be realized. These reversals were partially offset by an increase in foreign net operating loss carryforwards for which the Company has provided a valuation allowance, and movement in foreign currency exchange rates. For the year ended December 31, 2006, approximately $19.6 of the valuation allowance relates to acquired deferred tax assets for which subsequently recognized tax benefits will be allocated to reduce goodwill or other non-current intangibles of the acquired entity.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income from continuing operations before income taxes. The reasons for the difference are summarized as:

	Year Ended December 31,

	2006	2005	2004

Tax at statutory federal income tax rate	$215.2	$101.5	$51.6
State taxes (net of Federal benefit)	(0.1)	0.7	1.4
Change in valuation allowance relating to NOL and temporary differences:
U.S. Federal consolidated group	2.1	0.0	(200.7)
Other	(0.9)	(13.6)	(23.5)
Foreign tax differential on income/losses of foreign subsidiaries	(9.8)	2.9	(7.3)
Non-deductible goodwill charges	—	1.1	0.2
U.S. tax on multi-national operations including the American Jobs Creation Act	4.1	5.3	—
Other (each individually insignificant)	7.6	3.4	1.6

Total provision for (benefit from) income taxes	$218.2	$101.3	$(176.7)

The effective tax rate on income from discontinued operations in 2006 differs from the statutory rate due primarily to $1.3 of current U.S. income taxes not previously provided on the excess of the amount for financial reporting over the tax basis in the Company’s investment in the shares of its Tatra subsidiary.

The Company does not provide for U.S. federal income taxes or tax benefits on the undistributed earnings or losses of its international subsidiaries because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. At December 31, 2006, these temporary differences relate primarily to unremitted earnings of approximately $610.8. If earnings of foreign subsidiaries were not considered indefinitely reinvested, deferred U.S. income taxes and foreign withholding taxes may have to be provided. However, determination of the amount of deferred federal and foreign income taxes is not practical.

At December 31, 2006, the Company had domestic federal net operating loss carryforwards of $39.9. None of the U.S. federal net operating loss carryforwards expire before 2011.

The Company also has various state net operating loss carryforwards available to reduce future state taxable income and income taxes. These net operating loss carryforwards expire at various dates through 2025. In addition, the Company’s foreign subsidiaries have approximately $127.3 of loss carryforwards, consisting of $47.7 in the United Kingdom, $9.1 in France, $61.9 in Germany and $8.6 in other countries, which are available to offset future foreign taxable income. The majority of these foreign tax loss carryforwards are available without expiration.

The Company made net income tax payments of $120.3, $43.6 and $26.2 in 2006, 2005 and 2004, respectively.

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

NOTE D – DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra to a group of private equity investors. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. The Company received $26.2 in cash consideration for the shares of Tatra. Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra. The Company had previously disclosed that it did not consider Tatra to be a core business. The Company recorded an after-tax loss of $7.7 on the disposition of Tatra. Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Consolidated Statements of Income for all periods presented. Tatra was previously included in the Roadbuilding, Utility Products and Other segment.

NOTE E – EARNINGS PER SHARE

The Company executed the Stock Split effective July 14, 2006. Accordingly, all references to the number of shares and per share amounts, for all periods presented below, have been adjusted to reflect this stock split.

	(in millions, except per share data)
	2006	2005	2004

Income from continuing operations	$396.5	$187.6	$320.6
Income from discontinued operations-net of tax	11.1	0.9	3.5
Loss on disposition of discontinued operations-net of tax	(7.7)	—	—

Net income	$399.9	$188.5	$324.1

Basic Shares:
Weighted average shares outstanding	100.7	99.4	98.2

Earnings per share - basic:
Income from continuing operations	$3.94	$1.89	$3.26
Income from discontinued operations-net of tax	0.11	0.01	0.04
Loss on disposition of discontinued operations-net of tax	(0.08)	—	—

Net income	$3.97	$1.90	$3.30

Diluted shares:
Weighted average shares outstanding	100.7	99.4	98.2
Effect of dilutive securities:
Stock options and restricted stock awards	2.3	2.8	4.0

Diluted weighted average shares outstanding	103.0	102.2	102.2

Earnings per share - diluted:
Income from continuing operations	$3.85	$1.84	$3.14
Income from discontinued operations-net of tax	0.10	—	0.03
Loss on disposition of discontinued operations-net of tax	(0.07)	—	—

Net income	$3.88	$1.84	$3.17

Options to purchase 1.1 million, 4 thousand and 232 thousand shares of Common Stock were outstanding during 2006, 2005, 2004 respectively, but were not included in the computation of diluted earnings per share. These options and restricted awards were generally excluded because the exercise or grant price, as applicable, of the awards exceeded the average market price for the period and the effect would be anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following:

	December 31,

	2006	2005

Finished equipment	$456.4	$440.8
Replacement parts	320.5	314.8
Work-in-process	267.3	243.5
Raw materials and supplies	457.8	319.1

Inventories	$1,502.0	$1,318.2

At December 31, 2006 and 2005, the Company had inventory reserves of $97.9 and $79.9, respectively, for excess and obsolete inventory.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,

	2006	2005

Property	$49.2	$50.2
Plant	207.5	217.4
Equipment	313.8	311.8

	570.5	579.4
Less: Accumulated depreciation	(232.0)	(249.5)

Net property, plant and equipment	$338.5	$329.9

NOTE H– EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $85 and $93 (net of accumulated depreciation of approximately $40 and $37) at December 31, 2006 and 2005, respectively, and is included in Other assets on the Company’s Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

Future minimum lease payments to be received under noncancellable operating leases with lease terms in excess of one year are as follows:

Years ending December 31,
2007	$10.2
2008	3.6
2009	2.3
2010	1.1
2011	—
Thereafter	—

$17.2

The Company received approximately $16 and $11 of rental income from assets subject to operating leases with lease terms greater than one year during 2006 and 2005, respectively, none of which represented contingent rental payments.

NOTE I – NET INVESTMENT IN SALES-TYPE LEASES

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

During 2006, 2005 and 2004, Genie Holdings, Inc. and its affiliates (“Genie”), part of the Aerial Work Platforms segment, entered into a number of arrangements with financial institutions to provide financing of new and eligible Genie products to distributors and rental companies. Under these programs, Genie originates leases or leasing opportunities with distributors and rental companies. If Genie originates the lease with a distributor or rental company, the financial institution will purchase the equipment and take assignment of the lease contract from Genie. If Genie originates a lease opportunity, the financial institution will purchase the equipment from Genie and execute a lease contract directly with the distributor or rental company. In some instances, Genie retains certain credit and/or residual recourse in these transactions. Genie’s maximum exposure, representing a contingent liability, under these transactions reflects a $25.4 credit risk and a $29.8 residual risk at December 31, 2006.

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

The components of net investment in sales-type leases, which are included in Other assets on the Company’s Consolidated Balance Sheet, consisted of the following at December 31, 2006:

Gross minimum lease payments receivable	$5.8
Estimated residual values	0.1
Allowance for future losses	(0.8)
Unearned finance income	(0.9)

Net investment in sales-type leases	4.2
Less: Current portion	(2.5)

Non-current net investment in sales-type leases	$1.7

Scheduled future gross minimum lease payments receivable are as follows:

Years ending December 31,
2007	$3.0
2008	1.0
2009	0.6
2010	0.6
Thereafter	0.6

Total	$5.8

NOTE J - ACQUISITIONS

2006 Acquisitions

On January 24, 2006, the Company acquired Halco for approximately $15 in cash, plus assumption of certain capitalized leases and pension liabilities. Halco is headquartered in Southowram, England, with operations also in the United States, Ireland and Australia. Halco designs, manufactures and distributes down-the-hole drill bits and hammers for drills. The results of Halco are included in the Materials Processing & Mining Segment from the date of acquisition.

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited to produce high capacity surface mining trucks in China. Terex owns a controlling 50% interest in this joint venture, Terex NHL, a company incorporated under the laws of China. The results of Terex NHL are included in the Materials Processing & Mining Segment from the date of acquisition.

On April 4, 2006, the Company acquired Power Legend and its affiliates, including a controlling 50% ownership interest in Sichuan Crane, for approximately $25 in cash. Sichuan Crane is headquartered in Luzhou, China and designs, manufactures, sells and repairs cranes and other construction equipment and components. The results of Power Legend and Sichuan Crane are included in the Cranes segment from their date of acquisition.

2004 Acquisitions

On September 7, 2004, the Company completed the acquisition of Noble CE, LLC, now known as Terex Mexico, and its Mexican subsidiary (collectively, “Terex Mexico”). Terex Mexico, with its manufacturing facility located in Mexico, manufactures high capacity surface mining trucks and performs fabrication work for other Terex businesses. In connection with the acquisition, the Company paid $5.0 cash. The results of Terex Mexico are included in the Materials Processing & Mining Segment from the date of acquisition.

On December 31, 2004, the Company completed the acquisition of the Reedrill division of Metso Corporation (“Reedrill”). Reedrill, headquartered in Denison, Texas, is a manufacturer of surface drilling equipment for use in the mining, construction and utility industries. In connection with the acquisition, the Company paid $38.6 cash. The results of Reedrill are included in the Materials Processing & Mining Segment from the date of acquisition.

NOTE K – INVESTMENT IN JOINT VENTURE

The Company owns a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its Consolidated Financial Statements. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of the Company’s products sold in certain areas of Europe.

As of December 31, 2006, TFSH had total assets of $452, consisting primarily of financing receivables and lease related equipment, and total liabilities of $407, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of December 31, 2006, the maximum exposure to loss under these guarantees was $25. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. As a result of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE L - GOODWILL

The Company performed its most recent annual review of the carrying value of its goodwill, as required by SFAS No. 142, as of October 1, 2006. There were no indicators of goodwill impairment based on this review. Based on the review performed as of October 1, 2005, the Company determined that the ATC reporting unit, which is part of the Roadbuilding, Utility Products and Other segment, had a carrying value in excess of its projected discounted cash flow. ATC’s products are heavy-duty on and off-road vehicles for military use and ATC is dependent on government contracts for revenue. Anticipated contracts between ATC and the U.S. Marine Corps did not materialize and the Israeli Ministry of Defense did not exercise its options for additional vehicles from ATC as expected. In addition, ATC was negatively impacted by continued funding delays from the Company’s minority partner in ATC. The analysis resulted in goodwill impairment of $3.3 recognized during the fourth quarter of 2005. Also during 2005, goodwill was reduced by $5.1 upon finalization of the balance sheet for the acquisition of Reedrill. Subsequent impairment tests will be performed as of October 1 of each year and more frequently as circumstances warrant.

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Aerial Work Platforms	Construction	Cranes	Materials Processing & Mining	Roadbuilding, Utility Products and Other	Total

Balance at December 31, 2004	$85.2	$167.2	$104.7	$217.8	$92.2	$667.1
Impairment	—	—	—	—	(3.3)	(3.3)
Acquisitions	—	—	—	(5.1)	—	(5.1)
Use of tax net operating losses (1)	—	(54.4)	—	—	—	(54.4)
Foreign exchange effect and other	(0.2)	(26.9)	(7.5)	(13.3)	(0.7)	(48.6)

Balance at December 31, 2005	$85.0	$85.9	$97.2	$199.4	$88.2	$555.7
Acquisitions	1.6	—	21.6	1.7	—	24.9
Use of tax net operating losses (1)	—	—	—	—	(10.3)	(10.3)
Deferred tax liability (2)	21.1	—	—	—	—	21.1
Foreign exchange effect and other	(3.5)	27.8	(3.6)	20.6	0.1	41.4

Balance at December 31, 2006	$104.2	$113.7	$115.2	$221.7	$78.0	$632.8

(1)	Reflects reversal of valuation allowance related to acquired net operating losses that were subsequently deemed to be realizable.

(2)	Reflects deferred tax liabilities related to temporary differences established in purchase accounting.

In June 2006, the Company made a $0.7 cash payment to the previous owners of Genie, $0.3 of which includes payments to Robert Wilkerson, an employee of the Company who served as Executive Vice President of the Company during 2006. In October 2006, cash payments of $0.9 were made to the previous owners of Genie, which included a payment to Mr. Wilkerson of $0.5. These payments were related to a contingent deferred purchase price adjustment arising out of the Company’s acquisition of Genie on September 18, 2002, and were based on the collection of certain trade receivables, which were outstanding on the Genie acquisition date. Total cash payments through December 31, 2006 made to Mr. Wilkerson as a result of this collection activity were $7.1. Genie is included in the Aerial Work Platforms segment.

NOTE M – DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into two types of derivatives: hedges of fair value exposures and hedges of cash flow exposures. Fair value exposures relate to recognized assets or liabilities and firm commitments, while cash flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities or forecasted transactions.

The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency, interest rate and fair value exposures. To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable that the forecasted transaction will not occur, the gain or loss is recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed are the Euro and the British Pound. When using options as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported on the Company’s Consolidated Statement of Income. The Company uses interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency in the accounts for which the hedged items are recorded. On the Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 notional amount of this interest rate swap agreement outstanding, which matured in 2014. The fair market value of this swap at December 31, 2006 was a net loss of $5.3, which is recorded in Other non-current liabilities. This swap agreement has been designated as, and is effective as, a fair value hedge of an outstanding debt instrument. In order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4. This loss will be recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014.

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

On March 31, 2005 and August 11, 2005, the Company exited interest rate swap agreements with notional amounts of $100.0 and $79.0, respectively, in order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness. As a result of these transactions, the Company recorded a gain of $0.1 in interest expense during 2005.

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At December 31, 2006, the Company had $943.9 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before December 31, 2007. The fair market value of these swaps at December 31, 2006 was a net gain of $0.9. At December 31, 2006, $876.3 notional amount ($0.7 of fair value gains) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2006, 2005 and 2004, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At December 31, 2006, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges has been recorded in the Consolidated Balance Sheet as an asset of $7.2 and as a liability of $11.6.

Counterparties to interest rate derivative contracts and currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Other Comprehensive Income are as follows:

		For the Year Ended December 31,

	2006	2005	2004

Balance at beginning of period	$(3.0)	$2.6	$6.5
Additional gains	(6.0)	3.2	13.9
Amounts reclassified to earnings	10.0	(8.8)	(17.8)

Balance at end of period	$1.0	$(3.0)	$2.6

The estimated amount of existing pre-tax net losses for derivative contracts in Accumulated other comprehensive income as of December 31, 2006 that is expected to be reclassified into earnings during the year ending December 31, 2007 is $1.0.

NOTE N - RESTRUCTURING AND OTHER CHARGES

The Company continually evaluates its cost structure to ensure that it is appropriately positioned to respond to changing market conditions. Given recent economic trends and a decrease in the Company’s acquisition activity, the Company has been initiating fewer restructuring programs, as the Company’s facilities have been generally operating at satisfactory capacity levels. In 2004, the Company initiated several programs to reduce duplicative operating facilities, including those arising from the Company’s acquisitions, and to respond to changing market demand and to optimize facility utilization.

In the second quarter of 2004, the Company recorded a charge of $2.7 related to restructuring at its Atlas Terex facility in Loeningen, Germany, of which $2.2 has been recorded in Cost of goods sold and $0.5 has been recorded in Selling, general and administrative expenses. The Company implemented this restructuring because it concluded that it was more cost-effective to outsource the activities that had been performed previously at the Loeningen facility. The closure of this facility reduced employment by approximately 40 employees and was completed by December 31, 2005.

Also, in the second quarter of 2004, the Company recorded a charge of $4.3 in Cost of goods sold for restructuring related to the closure of its Atlas Terex truck-mounted crane facility in Hamilton, Scotland. The charge was a result of the Company’s decision to consolidate production at the Atlas Terex facility in Delmenhorst, Germany, which already manufactured truck-mounted cranes. The consolidation lowered the Company’s cost structure for this business and better utilized manufacturing capacity. As a result of the restructuring, the Company accrued for a headcount reduction of approximately 90 employees at the Hamilton facility, which was completed by December 31, 2005.

In addition, during the second quarter of 2004, the Company established a restructuring program, recorded in Cost of goods sold, to move its pump manufacturing business from its Terex Pegson facility in Coalville, England to another Materials Processing and Mining segment component manufacturing facility in Scotland. The non-cash charge to Cost of goods sold was $0.3. The Company completed the relocation of this manufacturing line at December 31, 2004 which freed needed capacity at the Terex Pegson facility for crushing equipment production. In addition, substantially all of the costs associated with this relocation have been incurred. Terex Pegson is included in the Materials Processing and Mining segment.

In the second quarter of 2004, the Company created a restructuring program to reduce the number of installation facilities in its Terex Utilities South business unit from four facilities to three facilities. Headcount related to this program was reduced by 20 employees. The Company recorded a $0.3 charge to Cost of goods sold related to this program. This charge consisted of $0.2 cash and a $0.1 non-cash component. This program was completed by December 31, 2005. Terex Utilities South is included in the Roadbuilding, Utility Products and Other segment.

In aggregate, the restructuring charges incurred during 2006, 2005 and 2004 were included in Cost of goods sold ($0.0, $1.6 and $8.2) and Selling, general and administrative expenses ($0.9, $0.3 and $1.3), respectively.

NOTE O – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows:

	December 31,

	2006	2005

7-3/8% Senior Subordinated Notes due January 15, 2014	$298.2	$297.9
9-1/4% Senior Subordinated Notes due July 15, 2011	200.0	200.0
10-3/8% Senior Subordinated Notes due April 1, 2011	—	300.0
2006 Credit Agreement - term debt	199.0	—
2006 Credit Agreement - revolving credit facility	19.5	—
2002 Credit Agreement - term debt	—	230.6
2002 Credit Agreement - revolving credit facility	—	33.8
Notes payable	7.6	15.6
Capital lease obligations	6.4	10.1
Other	32.4	35.9

Total debt	763.1	1,123.9
Less: Notes payable and current portion of long-term debt	(227.0)	(48.1)

Long-term debt, less current portion	$536.1	$1,075.8

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

9-1/4% Senior Subordinated Notes

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of 9-1/4% Senior Subordinated Notes Due 2011 (“9-1/4% Notes”). The 9-1/4% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note U - “Consolidating Financial Statements”). The 9-1/4% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the first quarter of 2002, the outstanding unregistered 9-1/4% Notes were exchanged for 9-1/4% Notes registered under the Securities Act. The 9-1/4% Notes were redeemable by the Company beginning in January 2007 at an initial redemption price of 104.625% of principal amount.

On January 15, 2007, the Company redeemed the outstanding $200 principal amount of 9-1/4% Notes. The total cash paid was $218.5, and included a call premium of 4.625% as set forth in the indenture for the 9-1/4% Notes plus accrued interest of $46.25 per $1,000 principal amount at the redemption date. The Company recorded pre-tax charges of $12.5 in the first quarter of 2007 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

10-3/8% Senior Subordinated Notes

On March 29, 2001, the Company sold and issued $300 aggregate principal amount of 10-3/8% Senior Subordinated Notes Due 2011 (“10-3/8% Notes”). The 10-3/8% Notes were issued in a private placement made in reliance upon an exemption from registration under the Securities Act. During the third quarter of 2001, the outstanding unregistered 10-3/8% Notes were exchanged for 10-3/8% Notes registered under the Securities Act. The 10-3/8% Notes were redeemable by the Company beginning in April 2006 at an initial redemption price of 105.188% of principal amount.

On June 30, 2006, the Company completed the redemption of $100 principal amount of the $300 principal amount outstanding under the 10-3/8% Notes. The total cash paid was $107.8, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $25.65 per $1,000 principal amount at the redemption date. The Company recorded pre-tax charges of $6.7 in the second quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

On August 14, 2006, the Company redeemed the remaining $200 outstanding principal amount of the 10-3/8% Notes. The total cash paid was $218.0, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $38.33 per $1,000 principal amount at the redemption date. The Company recorded pre-tax charges of $13.2 in the third quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “New Lenders”) and Credit Suisse, as administrative and collateral agent. The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $700 available through July 14, 2012 and term debt of $200 that will mature on July 14, 2013. The revolving line of credit consists of $500 of domestic revolving loans and $200 of multicurrency revolving loans. The 2006 Credit Agreement also provides for incremental loan commitments of up to $300, which may be extended at the option of the New Lenders, in the form of revolving credit loans, term loans or a combination of both.

As of December 31, 2006, the Company had $199.0 of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate of LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at December 31, 2006 was 7.11%.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit. Letters of credit issued under the 2006 Credit Agreement decrease availability under the $700 revolving line of credit.

As of December 31, 2006, the Company had a balance of $19.5 outstanding under the revolving credit component of the 2006 Credit Agreement and letters of credit issued under the 2006 Credit Agreement totaled $120.2. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 5.32% at December 31, 2006.

The 2006 Credit Agreement requires the Company to comply with a number of covenants. These covenants require the Company to meet certain financial tests, namely (a) a requirement that the Company maintain a consolidated leverage ratio, as defined in the 2006 Credit Agreement, not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) a requirement that the Company maintain a consolidated fixed charge coverage ratio, as defined in the 2006 Credit Agreement, of not less than 1.25 to 1.00 for any period of four consecutive fiscal quarters. The covenants also limit, in certain circumstances, Terex’s ability to take a variety of actions, including: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. The 2006 Credit Agreement also contains customary events of default.

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

Furthermore, the Company and certain of its subsidiaries agreed to take certain actions to secure borrowings under the 2006 Credit Agreement. As a result, on July 14, 2006, the Company and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, as collateral agent for the New Lenders, granting security to the New Lenders for amounts borrowed under the 2006 Credit Agreement. The security granted by the Company under the 2006 Credit Agreement is tied to the Company’s credit ratings. If the credit ratings of the Company’s debt under the 2006 Credit Agreement are lower than BB and Ba2 by Standard and Poor’s and Moody’s, respectively, with no negative outlook (the “Initial Ratings Threshold”), then the Company is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries (the “Stock Collateral”) and (b) provide a first priority security interest in, and mortgages on, substantially all of the Company’s domestic assets (the “Non-Stock Collateral”). If the credit ratings of the Company’s debt under the 2006 Credit Agreement exceed the Initial Ratings Threshold for a period of 90 consecutive days, then the Company is no longer required to pledge the Non-Stock Collateral. Further, if the credit ratings of the Company’s debt under the 2006 Credit Agreement are higher than BBB- and Baa3 by Standard and Poor’s and Moody’s, respectively, with no negative outlook (the “Investment Grade Threshold”), for a period of 90 consecutive days, then the Company also is no longer required to pledge the Stock Collateral.

These security triggers operate in both directions. Should the Company exceed the Investment Grade Threshold, but subsequently declines in ratings below the Investment Grade Threshold for a period longer than 30 consecutive days, the Company would once again need to pledge the Stock Collateral. Similarly, if the Company exceeds the Initial Ratings Threshold and subsequently declines below the Initial Ratings Threshold for a period longer than 30 consecutive days, the Company would again need to grant security in the Non-Stock Collateral.

At the time the New Credit Agreement was executed, the Company was below the Initial Ratings Threshold, and had to pledge as security the Stock Collateral and the Non-Stock Collateral. Currently, the ratings of the Company’s debt under the New Credit Agreement is BB from Standard and Poor’s and Ba1 from Moody’s, which is above the Initial Ratings Threshold but below the Investment Grade Threshold. As a result, while the Company continues to pledge the Stock Collateral as security, the Company is not currently required to pledge the Non-Stock Collateral as security.

In connection with the 2006 Credit Agreement, the Company terminated its existing amended and restated credit agreement, dated as of July 3, 2002, as amended (the “2002 Credit Agreement”), among the Company and certain of its subsidiaries, the lenders thereunder and Credit Suisse, as administrative agent and collateral agent, and related agreements and documents. The Company used the proceeds from $200 of term loans under the 2006 Credit Agreement and cash on hand to pay in full all amounts outstanding under the 2002 Credit Agreement at the date of termination. In connection with the termination of the 2002 Credit Agreement, the Company recorded pre-tax charges of $3.4 for the accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

2002 Credit Agreement

On July 3, 2002, the Company entered into the 2002 Credit Agreement with its bank lending group. The 2002 Credit Agreement provided for $375 of term debt maturing on July 3, 2009 and a revolving credit facility of $300 that was available through July 3, 2007.

As of December 31, 2005, the Company had $230.6 of term loans outstanding under the 2002 Credit Agreement. Term loans under the 2002 Credit Agreement bore interest at a rate of 2.0% to 2.5% per annum in excess of the adjusted Eurodollar rate. The weighted average interest rate on the term loans under the 2002 Credit Agreement at December 31, 2005 was 6.68%.

As of December 31, 2005, the Company had a balance of $33.8 outstanding under the revolving credit component of the 2002 Credit Agreement, and letters of credit issued under the 2002 Credit Agreement totaled $44.9. The weighted average interest rate on the outstanding portion of the 2002 Credit Agreement revolving credit component was 4.49% at December 31, 2005.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2006 in the successive five-year period are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations disclosed in Note P – “Lease Commitments:”

2007	$225.1
2008	8.9
2009	4.0
2010	4.1
2011	2.0
Thereafter	517.9

Total	$762.0

The total carrying value of long-term debt at December 31, 2006 was $756.7. The $5.3 difference is due to the fair value adjustment decreasing the carrying value of debt as a result of accounting for fair value hedges for the fixed interest rate to floating interest rate swap on the 7-3/8% Notes. See Note M - “Derivative Financial Instruments.”

Based on quoted market values, the Company estimates that the fair values of the 7-3/8% Notes and the 9-1/4% Notes were approximately $302 and $209, respectively as of December 31, 2006. The Company believes that the carrying value of its other borrowings approximates fair market value, based on discounting future cash flows using rates currently available for debt of similar terms and remaining maturities.

The Company paid $117.0, $94.4 and $85.9 of interest in 2006, 2005 and 2004, respectively.

NOTE P – LEASE COMMITMENTS

The Company leases certain facilities, machinery, equipment and vehicles with varying terms. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Certain of the equipment leases are classified as capital leases and the related assets have been included in Property, Plant and Equipment. Net assets under capital leases were $18.0 and $14.8, net of accumulated amortization of $4.7 and $8.5, at December 31, 2006 and 2005, respectively.

Future minimum capital and noncancellable operating lease payments and the related present value of capital lease payments at December 31, 2006 are as follows:

	Capital Leases	Operating Leases

2007	$2.0	$56.5
2008	1.9	45.7
2009	1.0	33.8
2010	0.9	28.4
2011	0.6	22.2
Thereafter	0.4	111.0

Total minimum obligations	6.8	$297.6

Less: amount representing interest	(0.4)

Present value of net minimum obligations	6.4
Less: current portion	(2.0)

Long-term obligations	$4.4

Most of the Company’s operating leases provide the Company with the option to renew the leases for varying periods after the initial lease terms. These renewal options enable the Company to renew the leases based upon the fair rental values at the date of expiration of the initial lease. Total rental expense under operating leases was $65.6, $57.2 and $64.5 in 2006, 2005 and 2004, respectively.

NOTE Q – RETIREMENT PLANS AND OTHER BENEFITS

In September 2006, the FASB issued SFAS No. 158, which requires that the Company recognize the funded status of its defined benefit and other postretirement benefit plans in its December 31, 2006 Consolidated Balance Sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. SFAS No. 158 also requires the measurement of the funded status of the Company’s plans as of its year-end balance sheet date no later than 2008. The Company currently uses its year-end balance sheet date as its measurement date. SFAS 158 does not change the amount of net periodic benefit cost included in the Company’s Consolidated Statements of Income. Effective December 31, 2006, the Company adopted SFAS 158 and recognized the funded status of its defined benefit and postretirement benefits plans in the accompanying Consolidated Balance Sheet.

The incremental effect of applying SFAS No. 158 on the Consolidated Balance Sheet at December 31, 2006, was as follows:

	Before Application of SFAS No. 158	Incremental Effect of Application of SFAS No. 158	After Application of SFAS No. 158

Deferred Taxes	$25.8	$10.0	$35.8
Other Assets	$7.6	$(7.6)	$—
Total Assets	$33.4	$2.4	$35.8
Other Current Liabilities	$—	$9.0	$9.0
Total Current Liabilities	$—	$9.0	$9.0
Other Liabilities	$222.0	$11.7	$233.7
Total Liabilities	$222.0	$20.7	$242.7
Accumulated Other Comprehensive Income	$(50.5)	$(18.3)	$(68.8)
Total Stockholders’ Equity	$(50.5)	$(18.3)	$(68.8)
Total Liabilities and Stockholders’ Equity	$171.5	$2.4	$173.9

Pension Plans

U.S. Plans - As of December 31, 2006, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and will be frozen effective June 29, 2007 for the third plan. This resulted in a curtailment during 2006 for two of the plans and unrecognized prior service cost without future economic benefit was recognized as a loss. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds. At December 31, 2005, the Terex Plans held 0.4 million shares of the Company’s Common Stock with market values of $11.9. All of these shares were sold during the third quarter of 2006.

The Company adopted a nonqualified Supplemental Executive Retirement Plan (“SERP”) effective October 1, 2002. The SERP provides retirement benefits to certain senior executives of the Company. Generally, the SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The SERP is unfunded.

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Terex Corporation. The Company provides postemployment health benefits for certain former employees at its Cedarapids and Simplicity Engineering operations.

The liability of the Company’s U.S. plans, including the SERP, as of December 31, was as follows:

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Accumulated benefit obligation at end of year	$133.4	$132.4

Change in benefit obligation:
Benefit obligation at beginning of year	$134.4	$126.4	$15.2	$14.2
Service cost	1.5	1.6	0.2	0.2
Interest cost	7.6	7.4	0.8	0.8
Impact of plan amendments	—	3.0	(0.3)	(4.4)
Actuarial loss	1.5	4.2	1.2	5.8
Benefits paid	(8.4)	(8.2)	(1.3)	(1.4)

Benefit obligation at end of year	136.6	134.4	15.8	15.2

Change in plan assets:
Fair value of plan assets at beginning of year	102.8	102.4	—	—
Actual return on plan assets	14.3	6.7	—	—
Employer contribution	3.7	1.9	1.3	1.4
Benefits paid	(8.4)	(8.2)	(1.3)	(1.4)

Fair value of plan assets at end of year	112.4	102.8	—	—

Funded status	$(24.2)	$(31.6)	$(15.8)	$(15.2)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$—	$5.5	$1.7	$2.2
Non-current liabilities	24.2	24.1	14.1	5.3

Total liabilities	$24.2	$29.6	$15.8	$7.5

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$41.1	$48.4	$7.7	$—
Prior service cost	2.8	—	0.2	—

Total amounts recognized in accumulated other comprehensive income	$43.9	$48.4	$7.9	$—

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	3.75%	4.00%	N/A	N/A

	Pension Benefits			Other Benefits

	2006	2005	2004	2006	2005	2004

Components of net periodic cost:
Service cost	$1.5	$1.6	$1.2	$0.2	$0.2	$0.2
Interest cost	7.6	7.4	7.1	0.8	0.8	0.8
Expected return on plan assets	(8.0)	(7.9)	(7.4)	—	—	—
Amortization of prior service cost	0.6	1.0	0.7	0.1	0.1	0.4
Curtailment	5.2	—	—	—	—	—
Recognized actuarial loss	2.5	2.4	2.2	0.6	0.5	0.5

Net periodic cost	$9.4	$4.5	$3.8	$1.7	$1.6	$1.9

	Pension Benefits	Other Benefits

Amounts to be recognized in expense for fiscal year ending 2007:
Actuarial net loss	$2.0	$0.6
Prior service cost	0.4	0.1

Total amount to be recognized in expense for fiscal year ending 2007	$2.4	$0.7

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans, including the SERP, with accumulated benefit obligations in excess of plan assets were $136.6, $133.4 and $112.4, respectively, as of December 31, 2006, and $134.4, $132.4 and $102.8, respectively, as of December 31, 2005.

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

At December 31, 2005, the Company’s Common Stock represented 11.6% of the assets in the Terex Plans. During the third quarter of 2006, all of the Company’s Common Stock in the Terex Plans was sold. The asset allocation, excluding the Company’s Common Stock, for the Company’s U.S. defined benefit pension plans at December 31, 2006 and 2005 and target allocation for 2007 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation

	2006	2005	2007

Equity Securities, excluding Terex Common Stock	41.4%	42.3%	32% - 48%
Fixed Income	58.6%	57.7%	54% - 66%

Total, excluding Terex Common Stock	100.0%	100.0%

The Company plans to contribute approximately $3.7 to its U.S. defined benefit pension plans in 2007. The Company’s estimated future benefit payments under its U.S. plans are as follows:

Year Ending December 31,	Pension Benefits	Other Benefits

2007	$ 8.1	$1.7
2008	$ 8.3	$1.8
2009	$ 8.6	$1.9
2010	$ 8.8	$1.8
2011	$ 9.0	$1.8
2012-2016	$ 47.1	$6.6

For measurement purposes, a 13.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 4.75 percent for 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total service and interest cost components	$ —	$ (0.1)
Effect on postretirement benefit obligation	$ 0.4	$ (0.8)

International Plans - As part of the acquisition of Power Legend and its affiliates, including a 50% controlling ownership interest in Sichuan Crane, on April 4, 2006, the Company acquired a pension plan in China. As part of the acquisition of Halco, the Company acquired a pension plan in the United Kingdom. The funded status and activity from date of acquisition is included in the table below.

The Company also maintains defined benefit plans in Germany, France and the United Kingdom for some of its subsidiaries. The plans in Germany, China and France are unfunded plans.

The liability of the Company’s international plans as of December 31, was as follows:

	Pension Benefits

	2006	2005

Accumulated benefit obligation at end of year	$311.3	$254.8

Change in benefit obligation:
Benefit obligation at beginning of year	$263.9	$247.8
Service cost	5.5	4.1
Interest cost	13.0	11.8
Amendments	—	7.4
Acquisitions	20.1	1.3
Actuarial (gain) loss	(3.9)	30.2
Benefits paid	(10.5)	(9.0)
Foreign exchange effect	33.3	(29.7)

Benefit obligation at end of year	321.4	263.9

Change in plan assets:
Fair value of plan assets at beginning of year	85.5	76.7
Actual return on plan assets	7.8	16.4
Employer contribution	10.2	9.7
Employee contribution	0.8	0.6
Acquisition	12.6	—
Benefits paid	(10.5)	(9.0)
Foreign exchange effect	12.3	(8.9)

Fair value of plan assets at end of year	118.7	85.5

Funded status	$(202.7)	$(178.4)

Amounts recognized in the statement of financial position consist of:
Current liabilities	$7.3	$—
Non-current liabilities	195.4	169.4

Total liabilities	$202.7	$169.4

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial net loss	$45.5	$38.5
Prior service cost	7.3	—

Total amounts recognized in accumulated other comprehensive income	$52.8	$38.5

	Pension Benefits

	2006	2005

The range of assumptions as of December 31:
Discount rate	4.00% - 5.25%	4.20% - 4.75%
Expected return on plan assets	6.50%	6.50%
Rate of compensation increase	2.20% - 10.00%	2.00% - 4.50%

	Pension Benefits

	2006	2005	2004

Components of net periodic cost:
Service cost	$5.5	$4.1	$4.0
Interest cost	13.0	11.8	11.7
Expected return on plan assets	(6.2)	(4.8)	(4.5)
Amortization of prior service cost	0.9	—	—
Employee contributions	(0.8)	(0.6)	—
Recognized actuarial loss	2.3	0.6	0.3

Net periodic cost	$14.7	$11.1	$11.5

Amounts to be recognized in expense for fiscal year ending 2007:
Actuarial net loss	$1.7
Prior Service cost	0.9

Total amount to be recognized in expense for fiscal year ending 2007	$2.6

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the international defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $321.4, $311.3 and $118.7, respectively, as of December 31, 2006, and $263.9, $254.8 and $85.5, respectively, as of December 31, 2005.

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

The asset allocation and target allocation for 2007 for the Company’s international defined benefit pension plans at December 31, 2006 and 2005 is as follows:

	Percentage of Plan Assets at December 31,		Target Allocation

	2006	2005	2007

Equity Securities	52.3%	90.8%	35% - 85%
Fixed Income	43.8%	9.2%	10% - 60%
Real Estate	3.9%	—%	5%

Total	100.0%	100.0%

The Company plans to contribute approximately $11.6 to its foreign defined benefit pension plans in 2007. The Company’s estimated future benefit payments under its international defined benefit pension plans are as follows:

Year Ending December 31,

2007	$10.4
2008	$10.9
2009	$11.3
2010	$11.7
2011	$12.4
2012-2016	$76.1

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

	2006	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$4.4	$4.9	$4.2
Service Cost	0.9	0.7	0.7
Benefits paid	(0.4)	(0.6)	(0.4)
Foreign exchange effect	0.4	(0.6)	0.4

Benefit obligation at end of year	$5.3	$4.4	$4.9

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

In addition to the Company’s Deferred Compensation Plan, the Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. The Company’s Common Stock held in a rabbi trust pursuant to the Deferred Compensation Plan is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ Equity and totaled $16.8 and $16.1, as of December 31, 2006 and 2005, respectively. The number of shares of the Company’s Common Stock held in the rabbi trust at December 31, 2006 and 2005 totaled 1.2 and 1.5, respectively. As of December 31, 2006 and 2005, the plan obligation for participant deferral in the

Company’s Common Stock was classified as Additional paid-in capital within Stockholders’ equity and totaled $14.9 and $18.5, respectively; the participant deferral in other investment options totaled $6.0 and was recorded within current liabilities ($0.9) and non-current liabilities ($5.1), respectively.

In May 1999, the stockholders approved the Company’s 1999 Long-Term Incentive Plan (“LTIP”). The purpose of the LTIP is to attract and retain outstanding management to contribute to the long-term goals and success of the Company. The LTIP provides performance based unit awards with the value established by the level and increase of earnings per share attained. The vesting period is a term of five years from the date of the award or attainment of the maximum cumulative value of the units. The obligation related to these awards is recorded in Current Liabilities as of December 31, 2006 in the amount of $38.0 and in Non-current Liabilities as of December 31, 2005 in the amount of $18.9.

Charges recognized for the Deferred Compensation Plan and these other savings plans were $29.4, $23.1 and $12.3 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE R – STOCKHOLDERS’ EQUITY

On December 31, 2006, there were 104.7 million shares of Common Stock issued and 101.1 million shares of Common Stock outstanding. Of the 45.3 million unissued shares of Common Stock at that date, 3.3 million shares of Common Stock were reserved for issuance for the exercise of stock options and the vesting of restricted stock.

Common Stock in Treasury. The Company values treasury stock on an average cost basis. As of December 31, 2006, the Company held 3.6 million shares of Common Stock in treasury totaling $36.2, including 1.2 million shares held in a trust for the benefit of the Company’s Deferred Compensation Plan at a total of $16.8. On December 15, 2006, the Company announced a share repurchase program, under which the Company may purchase up to $200 million of the Company’s outstanding common shares through June 30, 2008. Purchase may be made at the Company’s discretion from time to time in open market transactions at prevailing prices or through privately negotiated transactions as conditions permit.

Preferred Stock. The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2006, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans. In May 2000, the stockholders approved the Terex Corporation 2000 Incentive Plan (the “2000 Plan”). The purpose of the 2000 Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. The 2000 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) stock purchase awards, (iv) restricted stock awards and (v) performance awards. In May 2002, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 2.0 million shares to 3.5 million shares. In May 2004, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance under the 2000 Plan from 3.5 million shares to 6.0 million shares. As a result of the Stock Split, 12.0 million shares are authorized for issuance under the 2000 Plan. The 2000 Plan has a term of ten years from the date of its adoption. As of December 31, 2006, 3.3 million shares were available for grant under the 2000 Plan.

During 2006, 140 thousand shares of restricted stock were granted to the chief executive officer of the Company which are performance based. The vesting of the performance based shares is subject to satisfaction of performance targets which are not yet determinable and, accordingly, the performance-based shares are not included in outstanding shares.

In May 1996, the stockholders approved the 1996 Terex Corporation Long-Term Incentive Plan (the “1996 Plan”). The 1996 Plan authorizes the granting, among other things, of (i) options to purchase shares of Common Stock, (ii) shares of Common Stock, including restricted stock, and (iii) cash bonus awards based upon a participant’s job performance. In May 1999, the stockholders approved an increase in the aggregate number of shares of Common Stock (including restricted stock, if any) optioned or granted under the 1996 Plan to 2.0 million shares. As a result of the Stock Split, 4.0 million shares are authorized for issuance under the 1996 Plan. At December 31, 2006, 87 thousand shares were available for grant under the 1996 Plan.

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

The prior periods’ stock-based compensation is presented on a pro-forma basis as shown in the table below:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Reported net income	$188.5	$324.1

Add: Stock-based employee compensation expense included in reported net income	6.3	5.2

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(10.1)	(9.9)

Pro forma net income	$184.7	$319.4

Per common share:
Basic:
Reported net income	$1.90	$3.30

Pro forma net income	$1.86	$3.26

Diluted:
Reported net income	$1.84	$3.17

Pro forma net income	$1.81	$3.13

Substantially all stock option grants under the 2000 Plan and the 1996 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant, and have a contractual life of ten years.

During the year ended December 31, 2006, the Company recorded compensation expense related to stock options totaling $5.1, resulting from the adoption of SFAS No. 123R, which had the following effects:

Decrease in income from operations	$5.1
Decrease in income before income taxes	$5.1
Decrease in net income	$4.1
Decrease in earnings per share, basic	$0.04
Decrease in earnings per share, diluted	$0.04

As of December 31, 2006, unrecognized compensation costs related to stock options totaled approximately $5.3, which will be expensed over a weighted average period of 2.2 years.

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

The fair value of the options granted during the year ended December 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option valuation model with the assumptions included in the following tables:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004

Dividend yields	0.00%	0.00%	0.00%
Expected Volatility	42.73 - 43.76%	48.48%	50.22%
Risk-free interest rates	4.36 - 4.91%	4.42%	3.74%
Expected life (in years)	5.3 - 5.7	5.7	5.7
Weighted average fair value at date of grant for options granted (per share)	$21.69	$14.91	$8.64

Total intrinsic value of options exercised	$60.4	$8.7	$8.8

The following table is a summary of stock options under all of the Company’s plans.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	3,711,532	$9.99
Granted	338,026	$45.70
Exercised	(1,533,371)	$9.67
Canceled or expired	(57,200)	$22.88

Outstanding at December 31, 2006	2,458,987	$14.84	6.1	$122.3

Exercisable at December 31, 2006	1,702,863	$11.25	5.4	$90.8

Substantially all restricted stock awards under the 2000 Plan and the 1996 Plan vest over a four year period, with 25% of each grant vesting on each of the first four anniversary dates of the grant. During 2006, 128 thousand shares of performance based awards were granted which vest approximately over a one year period. The fair value of the restricted stock awards is based on the market price at date of grant. As of December 31, 2006, unrecognized compensation costs related to restricted stock totaled approximately $85.3, which will be expensed over a weighted average period of 2.9 years. The weighted average fair value at date of grant for restricted stock awards was $47.80, $22.89 and $17.34 for the years ended December 31, 2006, 2005 and 2004, respectively. The total fair value of shares vested for restricted stock awards was $17.6, $7.7 and $4.1 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	906,954	$13.89
Granted	2,334,612	$47.80
Vested	(679,315)	$25.81
Canceled or expired	(97,830)	$36.74

Nonvested at December 31, 2006	2,464,421	$41.95

Compensation expense recognized under all stock-based compensation arrangements was $45.3, $10.7 and $8.5 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. The stock-based compensation expense was included in Selling, general and administrative expenses in the Consolidated Statements of Income. The related tax benefit reflected in the provision was $14.8, $3.8 and $3.0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash received from option exercises under all stock-based compensation arrangements and the excess tax benefit realized for the tax deductions from all stock-based compensation arrangements totaled $14.8 and $14.2, respectively.

The excess tax benefit for all stock-based compensation is included in the Condensed Consolidated Statement of Cash Flows as an operating cash outflow and a financing cash inflow.

Comprehensive Income (Loss). The following table reflects the accumulated balances of other comprehensive income.

	Pension Liability Adjustment	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2004	$(36.1)	$140.0	$6.5	$110.4
Current year change	(8.3)	108.3	(3.9)	96.1

Balance at December 31, 2004	(44.4)	248.3	2.6	206.5
Current year change	(11.7)	(163.0)	(5.6)	(180.3)

Balance at December 31, 2005	(56.1)	85.3	(3.0)	26.2
Current year change	5.6	137.7	4.0	147.3
Impact of FAS No. 158 adoption	(18.3)	—	—	(18.3)

Balance at December 31, 2006	$(68.8)	$223.0	$1.0	$155.2

As of December 31, 2006, other accumulated comprehensive income for the pension liability adjustment and the derivative hedging adjustment are net of a tax benefit of $35.8 and a tax liability of $0.3, respectively.

NOTE S – LITIGATION AND CONTINGENCIES

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

The Company’s outstanding letters of credit totaled $120.2 at December 31, 2006. The letters of credit generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ workers’ compensation obligations. The Company has recorded liabilities for these contingent obligations in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

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

As of December 31, 2006 and 2005, the Company’s maximum exposure to such credit guarantees was $212.4 and $214.7, respectively, including total guarantees issued by Terex Demag, part of the Cranes segment, of $155.7 and $162.5, respectively, and Genie, part of the Aerial Work Platforms segment, of $25.4 and $25.2, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $30.1 and $31.1 as of December 31, 2006 and 2005, respectively. The Company is able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of December 31, 2006 and 2005, the Company’s maximum exposure pursuant to buyback guarantees was $106.7 and $54.6, respectively. The Company is able to mitigate the risk of these guarantees by staggering the timing of the buybacks and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

As of December 31, 2006 and 2005, the Company has recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet of approximately $16 and $13, respectively, for the estimated fair value of all guarantees provided.

NOTE T – RELATED PARTY TRANSACTIONS

On November 13, 2003, the Company entered into an agreement with FILVER S.A. (“FILVER”), an entity affiliated with Fil Filipov, the President of the Company’s Cranes segment until his retirement from the Company effective January 1, 2004. Pursuant to this agreement, FILVER provided consulting services to Terex as assigned by the Chief Executive Officer of Terex. The term of the agreement was for three years commencing January 1, 2004, with an initial base consulting fee of $0.5 per year, subject to adjustment based on usage of FILVER’s services and FILVER’s performance (determined at the discretion of the Company), plus reimbursement of certain expenses. During 2006, the Company incurred a total cost of $0.5 under this contract. This contract expired on December 31, 2006.

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

In 2005 and 2006, Phillip Widman, Senior Vice President and Chief Financial Officer of the Company, received a housing allowance for seven months from the Company for an apartment that he rented in Westport, Connecticut, close to the Company’s headquarters. In connection with this apartment rental, Mr. Widman paid the landlord a security deposit in the amount of six thousand dollars and was reimbursed by the Company for this deposit. Upon the conclusion of the lease, Mr. Widman received the return of the security deposit and subsequently repaid this money to the Company. It is possible that this arrangement could have constituted an inadvertent non-permissible extension of credit under Section 402 of the Sarbanes-Oxley Act of 2002, and, accordingly, the Company will no longer enter into arrangements of these types on behalf of executive officers of the Company.

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

NOTE U – CONSOLIDATING FINANCIAL STATEMENTS

On December 17, 2001, the Company sold and issued $200 aggregate principal amount of the 9-1/4% Notes. On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of December 31, 2006, the 9-1/4% Notes and the 7-3/8% Notes were each jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Cedarapids, Inc., CMI Terex Corporation, Finlay Hydrascreen USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 9-1/4% Notes and the 7-3/8% Notes.

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

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$648.9	$2,974.4	$4,897.1	$(872.8)	$7,647.6
Cost of goods sold	569.9	2,385.4	4,122.0	(872.8)	6,204.5

Gross profit	79.0	589.0	775.1	—	1,443.1
Selling, general & administrative expenses	99.8	217.6	416.2	—	733.6

Income (loss) from operations	(20.8)	371.4	358.9	—	709.5
Interest income	7.5	0.2	7.8	—	15.5
Interest expense	(25.1)	(22.8)	(42.8)	—	(90.7)
Loss on early extinguishment of debt	(23.3)	—	—	—	(23.3)
Income from subsidiaries	553.4	—	—	(553.4)	—
Other income (expense) - net	26.6	4.5	(27.4)	—	3.7

Income from continuing operations before income taxes	518.3	353.3	296.5	(553.4)	614.7
(Provision for) benefit from income taxes	(110.7)	2.3	(109.8)	—	(218.2)

Income from continuing operations	407.6	355.6	186.7	(553.4)	396.5
Income from discontinued operations – net of tax	—	—	11.1	—	11.1
Loss on disposition of discontinued operations – net of tax	(7.7)	—	—	—	(7.7)

Net income	$399.9	$355.6	$197.8	$(553.4)	$399.9

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2005
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$659.4	$2,339.2	$3,827.0	$(669.1)	$6,156.5
Cost of goods sold	581.7	1,993.6	3,303.0	(669.1)	5,209.2

Gross profit	77.7	345.6	524.0	—	947.3
Selling, general & administrative expenses	73.9	170.5	329.2	—	573.6
Goodwill impairment	—	3.3	—	—	3.3

Income from operations	3.8	171.8	194.8	—	370.4
Interest income	2.5	0.6	4.6	—	7.7
Interest expense	(28.8)	(25.2)	(42.3)	—	(96.3)
Income from subsidiaries	236.1	—	—	(236.1)	—
Other income (expense) - net	25.0	7.9	(25.8)	—	7.1

Income from continuing operations before income taxes	238.6	155.1	131.3	(236.1)	288.9
Provision for income taxes	(50.1)	(0.1)	(51.1)	—	(101.3)

Income from continuing operations	188.5	155.0	80.2	(236.1)	187.6
Income from discontinued operations – net of tax	—	—	0.9	—	0.9

Net income	$188.5	$155.0	$81.1	$(236.1)	$188.5

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2004
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net sales	$395.3	$1,770.6	$2,906.2	$(272.8)	$4,799.3
Cost of goods sold	358.1	1,544.7	2,489.6	(272.8)	4,119.6

Gross profit	37.2	225.9	416.6	—	679.7
Selling, general & administrative expenses	38.6	150.1	279.4	—	468.1

Income (loss) from operations	(1.4)	75.8	137.2	—	211.6
Interest income	2.3	(0.7)	4.8	—	6.4
Interest expense	(22.5)	(26.5)	(41.7)	—	(90.7)
Loss on early extinguishment of debt	(2.9)	—	—	—	(2.9)
Income from subsidiaries	144.7	—	—	(144.7)	—
Other income (expense) - net	1.7	0.8	17.0	—	19.5

Income from continuing operations before income taxes	121.9	49.4	117.3	(144.7)	143.9
Benefit from (provision for) income taxes	202.2	(1.1)	(24.4)	—	176.7

Income from continuing operations	324.1	48.3	92.9	(144.7)	320.6
Income from discontinued operations – net of tax	—	—	3.5	—	3.5

Net income	$324.1	$48.3	$96.4	$(144.7)	$324.1

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$156.4	$2.7	$517.6	$—	$676.7
Trade receivables - net	26.8	252.7	671.0	—	950.5
Intercompany receivables	18.7	44.3	168.1	(231.1)	—
Inventories	153.1	337.0	1,011.9	—	1,502.0
Other current assets	105.9	18.8	178.9	—	303.6

Total current assets	460.9	655.5	2,547.5	(231.1)	3,432.8
Property, plant & equipment - net	23.6	82.2	232.7	—	338.5
Investment in and advances to (from) subsidiaries	1,794.8	(41.7)	(735.7)	(1,017.4)	—
Goodwill	8.3	232.4	392.1	—	632.8
Other assets	(49.4)	149.5	281.7	—	381.8

Total assets	$2,238.2	$1,077.9	$2,718.3	$(1,248.5)	$4,785.9

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$203.4	$5.7	$17.9	$—	$227.0
Trade accounts payable	52.4	265.5	716.4	—	1,034.3
Intercompany payables	28.6	(141.3)	343.8	(231.1)	—
Accruals and other current liabilities	138.4	143.0	484.5	—	765.9

Total current liabilities	422.8	272.9	1,562.6	(231.1)	2,027.2
Long-term debt, less current portion	45.4	153.5	337.2	—	536.1
Retirement plans and other long-term liabilities	19.0	116.0	336.6	—	471.6
Stockholders’ equity	1,751.0	535.5	481.9	(1,017.4)	1,751.0

Total liabilities and stockholders’ equity	$2,238.2	$1,077.9	$2,718.3	$(1,248.5)	$4,785.9

TEREX CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
 (in millions)

	Terex Corporation	Wholly-Owned Guarantors	Non-Guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$228.9	$2.5	$322.2	$—	$553.6
Trade receivables - net	26.5	234.9	473.6	—	735.0
Intercompany receivables	48.7	168.5	112.6	(329.8)	—
Inventories	121.9	327.8	868.5	—	1,318.2
Other current assets	133.2	20.6	142.9	—	296.7

Total current assets	559.2	754.3	1,919.8	(329.8)	2,903.5
Property, plant & equipment – net	9.8	82.0	238.1	—	329.9
Investment in and advances to (from) subsidiaries	1,085.0	(271.4)	(211.9)	(601.7)	—
Goodwill	9.7	254.0	292.0	—	555.7
Other assets	(35.7)	145.4	301.5	—	411.2

Total assets	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$0.1	$13.3	$34.7	$—	$48.1
Trade accounts payable	56.0	244.4	613.0	—	913.4
Intercompany payables	25.9	46.6	257.3	(329.8)	—
Accruals and other current liabilities	81.2	93.4	388.5	—	563.1

Total current liabilities	163.2	397.7	1,293.5	(329.8)	1,524.6
Long-term debt less current portion	265.1	300.1	510.6	—	1,075.8
Retirement plans and other long-term liabilities	38.7	86.6	313.6	—	438.9
Stockholders’ equity	1,161.0	179.9	421.8	(601.7)	1,161.0

Total liabilities and stockholders’ equity	$1,628.0	$964.3	$2,539.5	$(931.5)	$4,200.3

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by operating activities	$64.7	$108.9	$310.8	$—	$484.4

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(33.2)	—	(33.2)
Capital expenditures	(10.0)	(24.2)	(44.7)	—	(78.9)
Investments in and advances to affiliates	—	—	(7.1)	—	(7.1)
Proceeds from disposition of discontinued operations – net of cash divested	—	—	55.2	—	55.2
Proceeds from sale of assets	—	—	12.1	—	12.1

Net cash used in investing activities	(10.0)	(24.2)	(17.7)	—	(51.9)

Cash flows from financing activities
Principal repayments of long-term debt	(129.0)	(78.0)	(93.0)	—	(300.0)
Excess tax benefit from stock-based compensation	16.9	—	—	—	16.9
Proceeds from stock options exercised	15.3	—	—	—	15.3
Net repayments under credit facilities	(30.4)	(6.5)	(36.5)	—	(73.4)
Other – net	—	—	(3.6)	—	(3.6)

Net cash used in financing activities	(127.2)	(84.5)	(133.1)	—	(344.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	35.4	—	35.4

Net (decrease) increase in cash and cash equivalents	(72.5)	0.2	195.4	—	123.1
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	—	553.6

Cash and cash equivalents, end of period	$156.4	$2.7	$517.6	$—	$676.7

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by operating activities	$118.6	$38.2	$116.6	$—	$273.4

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	—	(5.1)	—	(5.1)
Capital expenditures	(5.1)	(16.1)	(27.4)	—	(48.6)
Investments in and advances to affiliates	—	—	(4.6)	—	(4.6)
Proceeds from sale of assets	—	—	1.6	—	1.6

Net cash used in investing activities	(5.1)	(16.1)	(35.5)	—	(56.7)

Cash flows from financing activities
Proceeds from stock options exercised	5.1	—	—	—	5.1
Net repayments under credit facilities	(0.7)	(11.4)	(23.4)	—	(35.5)
Other - net	—	(11.7)	(6.9)	—	(18.6)

Net cash provided by (used in) financing activities	4.4	(23.1)	(30.3)	—	(49.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	(32.9)	—	(32.9)

Net (decrease) increase in cash and cash equivalent	117.9	(1.0)	17.9	—	134.8
Cash and cash equivalents, beginning of period	111.0	3.5	304.3	—	418.8

Cash and cash equivalents, end of period	$228.9	$2.5	$322.2	$—	$553.6

TEREX CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2004
(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(44.1)	$147.7	$61.0	$—	$164.6

Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1.5)	(35.1)	(21.4)	—	(58.0)
Capital expenditures	(1.3)	(8.9)	(25.3)	—	(35.5)
Investments in and advances to affiliates	—	—	(0.7)	—	(0.7)
Proceeds from sale of assets	—	1.8	30.6	—	32.4

Net cash used in investing activities	(2.8)	(42.2)	(16.8)	—	(61.8)

Cash flows from financing activities
Principal repayments of long-term debt	—	(77.9)	(69.1)	—	(147.0)
Proceeds from stock options exercised	9.2	—	—	—	9.2
Net repayments under credit facilities	—	(4.6)	(10.8)	—	(15.4)
Other - net	—	(22.3)	5.4	—	(16.9)

Net cash provided by (used in) financing activities	9.2	(104.8)	(74.5)	—	(170.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	18.6	—	18.6

Net (decrease) increase in cash and cash equivalent	(37.7)	0.7	(11.7)	—	(48.7)
Cash and cash equivalents, beginning of period	148.7	2.8	316.0	—	467.5

Cash and cash equivalents, end of period	$111.0	$3.5	$304.3	$—	$418.8

TEREX CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Amounts in millions)

		Additions

	Balance Beginning of Year	Charges to Earnings (3)	Other (1)	Deductions (2)	Balance End of Year

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$48.7	$16.0	$5.0	$(9.4)	$60.3
Reserve for excess and obsolete inventory	79.9	37.1	9.9	(29.0)	97.9
Valuation allowances for deferred tax assets	112.3	1.2	(54.8)	—	58.7

Totals	$240.9	$54.3	$(39.9)	$(38.4)	$216.9

Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$52.3	$26.5	$(15.0)	$(15.1)	$48.7
Reserve for excess and obsolete inventory	73.2	42.0	(8.8)	(26.5)	79.9
Valuation allowances for deferred tax assets	222.6	(13.6)	(96.7)	—	112.3

Totals	$348.1	$54.9	$(120.5)	$(41.6)	$240.9

Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$38.3	$20.1	$0.5	$(6.6)	$52.3
Reserve for excess and obsolete inventory	59.9	40.1	4.6	(31.4)	73.2
Valuation allowances for deferred tax assets	434.5	(224.2)	12.3	—	222.6

Totals	$532.7	$(164.0)	$17.4	$(38.0)	$348.1

(1)	Primarily represents the impact of foreign currency exchange, release of valuation allowance initially recorded in goodwill and the disposition of Tatra.

(2)	Primarily represents the utilization of established reserves, net of recoveries.

(3)	The valuation allowance recorded in 2003 for U.S. deferred tax assets was reversed in 2004 and represents substantially all of the activity in 2004.

EXHIBIT 12

TEREX CORPORATION
CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES
(AMOUNTS IN MILLIONS)

	Year Ended December 31,

	2006		2005		2004		2003		2002

EARNINGS
Income (loss) before income taxes and cumulative effect of change in accounting principle	$614.7		$288.9		$143.9		$(52.5)		$(60.8)
Adjustments:
Minority interest in losses of consolidated subsidiaries	—		—		—		—		—
Undistributed (income) loss of less than 50% owned investments	—		—		—		—		—
Distributions from less than 50% owned investments	—		—		—		—		—
Fixed charges	138.6		118.4		116.3		123.2		107.7

Earnings	$753.3		$407.3		$260.2		$70.7		$46.9

COMBINED FIXED CHARGES
Interest expense, including debt discount amortization	$90.7		$96.3		$90.7		$99.5		$92.6
Amortization/writeoff of debt issuance costs	26.5		3.5		4.6		5.5		4.8
Portion of rental expense representative of interest factor (assumed to be 33%)	21.4		18.6		21.0		18.2		10.3

Fixed charges	$138.6		$118.4		$116.3		$123.2		$107.7

RATIO OF EARNINGS TO COMBINED FIXED CHARGES	5.4	x	3.4	x	2.2	x	—	(1)	—	(1)

AMOUNT OF EARNINGS DEFICIENCY FOR COVERAGE OF COMBINED FIXED CHARGES	$—		$—		$—		$52.5		$60.8

(1)          Less than 1.0x

EXHIBIT 21.1

CONSOLIDATED SUBSIDIARIES OF TEREX CORPORATION

Name of Subsidiary	Jurisdiction of Incorporation
American Truck Company LLC	Delaware
Amida Industries, Inc.	South Carolina
Atlas Terex UK Limited	United Kingdom
Atlas Weyhausen Norge A/S	Norway
Atlasquip Ltee.	Canada
Benford Limited	United Kingdom
B-L Pegson Limited	United Kingdom
Brown Lenox & Co. Limited	United Kingdom
Cedarapids, Inc.	Iowa
Cliffmere Limited	United Kingdom
CMI Belgium NV	Belgium
CMI Terex Corporation	Oklahoma
Demag Mobile Cranes Gépgyártó Kft.	Hungary
Demag Mobile Cranes Spain, S.A.	Spain
Drion Constructie B.V.B.A.	Belgium
Duvalpilot Equipment Outfitters, LLC	Florida
Equipos de Acuña SA de CV	Mexico
Fermec Holding Ltd.	United Kingdom
Fermec International Ltd.	United Kingdom
Fermec Manufacturing Ltd.	United Kingdom
Fermec North America Ltd.	United Kingdom
Fermec Trustee Ltd.	United Kingdom
Finlay Hydrascreen USA, Inc.	Michigan
Finlay Hydrascreen (Omagh) Limited	N. Ireland
Genie Australia Wholesale Pty. Ltd.	Australia
Genie Australia Pty. Ltd.	Australia
Genie Brasil LTDA	Brazil
Genie Cayman Holdings	Cayman Islands
Genie Financial Services Europe Limited	United Kingdom
Genie Financial Services, Inc.	Washington
Genie France S.A.R.L.	France
Genie Germany GmbH	Germany
Genie Holdings, Inc.	Washington
Genie Industries Iberica, S.L.	Spain
Genie Industries, B.V.	Netherlands
Genie Industries, Inc.	Washington
Genie International Holdings, Ltd.	United Kingdom
Genie International, Inc.	Washington
Genie Korea Ltd.	Korea
Genie Lease Management LLC	Delaware
Genie Manufacturing, Inc.	Washington
Genie Portfolio Management LLC	Delaware
Genie UK Limited	United Kingdom
Gen-National Insurance Co. Ltd.	Bermuda
GFS National, Inc.	Washington
Gru Comedil S.r.l.	Italy
Halco America Inc.	Georgia
Halco Directional Drilling Products Limited	United Kingdom
Halco Drilling (Ireland) Limited	Ireland
Halco Drilling International Limited	United Kingdom
Halco Group Limited	United Kingdom
Halco Holdings Limited	United Kingdom
HFM Hohenloher Fahrzeuge-und Maschinenteile GmbH	Germany
HSA Drilling Equipment (Pty) Limited	South Africa
Hypac (Tianjin) International Trading Company Limited	China
IMACO Blackwood Hodge Group Limited	United Kingdom

1

IMACO Blackwood Hodge Limited	United Kingdom
IMACO Trading Limited	United Kingdom
Industrial Conveyor’s Sdn Bhd	Malaysia
International Machinery Company Limited	United Kingdom
J.C. Abbott & Co. Ltd.	United Kingdom
Jaques (Singapore) Pte Ltd	Singapore
Jaques (Thailand) Limited	Thailand
Jaques International Holdings Pty. Ltd.	Australia
Jaques International Limited	Hong Kong
Jaques International Sdn Bhd	Malaysia
Koehring Cranes, Inc.	Delaware
Luzhou Changjiang Metal Structure Co., Ltd.	China
Luzhou Nanfang Recycling Co. Ltd.	China
Matbro (N.I.) Limited	N. Ireland
Moffett Iberica S.A.	Spain
New Terex Holdings UK Limited	United Kingdom
Nihon Genie K.K.	Japan
O & K Orenstein & Koppel Inc.	Canada
O & K Orenstein & Koppel Limited	United Kingdom
O & K Australia (Pty) Ltd.	Australia
Pegson Group Limited	United Kingdom
Power Legend International Limited	Cayman Islands
Power Legend Industries Limited	British Virgin Islands
Powerscreen Holdings USA Inc.	Delaware
Powerscreen International (Canada) ULC	Canada
Powerscreen International (U.K.) Limited	United Kingdom
Powerscreen International Distribution Limited	N. Ireland
Powerscreen International Limited	United Kingdom
Powerscreen International LLC	Delaware
Powerscreen Limited	Ireland
Powerscreen Manufacturing Limited	N. Ireland
Powerscreen North America Inc.	Delaware
Powerscreen USA LLC	Kentucky
Powerscreen USC Inc.	Delaware
PPM Cranes, Inc.	Delaware
PPM Deutschland GmbH Terex Cranes	Germany
PT Onjaya Kokoh	Indonesia
Royer Industries, Inc.	Pennsylvania
Schaeff & Co.	United Kingdom
Schaeff Grundbesitz GmbH & Co. OHG	Germany
Schaeff Holding Verwaltungs GmbH	Germany
Schaeff Komponenten Beteiligungs GmbH	Germany
Schaeff Komponenten GmbH & Co. KG	Germany
Schaeff Limited	United Kingdom
Schaeff Machinery (Shanghai) Co., Ltd.	China
Schaeff of North America, Inc.	Delaware
Schaeff Service Limited	United Kingdom
Schaeff Incorporated	Iowa
Sempurna Enterprise (Malaysia) Sdn Bhd	Malaysia
Sichuan Changjiang Engineering Crane Co., Ltd.	China
Sichuan Changjiang PAT Electronic Control Technology Ltd.	China
Simplicity Material Handling, Ltd.	Canada
Sim-Tech Management Limited	Hong Kong
SourceRight.com, Corporation	Canada
Spinnaker Insurance Company	Vermont
Telelect-Canada, Ltd.	Canada
Terex Advance Mixer, Inc.	Delaware
Terex Aerials Limited	Ireland
Terex Aerials, Inc.	Wisconsin
Terex Asia	Mauritius
Terex Australia Pty. Ltd.	Australia

2

Terex Bartell, Ltd.	Canada
Terex Cifali Equipamentos, Ltda.	Brazil
Terex Construction France SAS	France
Terex Cranes Pty. Ltd.	Australia
Terex Cranes France SAS	France
Terex Cranes (UK) Ltd.	United Kingdom
Terex Cranes, Inc.	Delaware
Terex Cranes Wilmington, Inc.	North Carolina
Terex Demag AB	Sweden
Terex-Demag GmbH & Co. KG	Germany
Terex-Demag Limited	United Kingdom
Terex Demag GmbH	Germany
Terex Equipment & Machinery España S.L.U.	Spain
Terex Equipment Limited	United Kingdom
Terex Equipment (Thailand) Limited	Thailand
Terex|Ersatzteile GmbH	Germany
Terex European Holdings B.V.	The Netherlands
Terex Fermec SA	France
Terex Financial Services, Inc.	Delaware
Terex Financial Services Europe Limited	United Kingdom
Terex|Fuchs GmbH	Germany
Terex Germany GmbH & Co. K.G.	Germany
Terex GmbH	Germany
Terex International Financial Services Company	N. Ireland
Terex Italia S.r.l.	Italy
TerexLift S.r.l.	Italy
Terex Lifting Australia Pty. Ltd.	Australia
Terex Lifting U.K. Limited	United Kingdom
Terex Mexico, LLC	Delaware
Terex Mining Australia Pty. Ltd.	Australia
Terex Mining Equipment, Inc.	Delaware
Terex Netherlands Holdings B.V.	The Netherlands
Terex NHL Equipment Co. Ltd.	China
Terex Pegson Limited	United Kingdom
Terex Powertrain Limited	United Kingdom
Terex Roadbuilding Belgium	Belgium
Terex (Sanhe) Engineering and Machinery Co. Ltd.	China
Terex|Schaeff GmbH	Germany
Terex (Tianjin) Co., Ltd.	China
Terex UK Limited	United Kingdom
Terex Utilities Canada, Inc.	Canada
Terex Utilities, Inc.	Oregon
Terex Verwaltungs GmbH	Germany
Terex-RO Corporation	Kansas
Terex-Telelect, Inc.	Delaware
Webster Schaeff & Co. 2000	United Kingdom

3