Form 10-Q
period 2007-03-31
TEREX CORP
filed 2007-05-04
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of outstanding shares of common stock: 103.1 million as of April 30, 2007.

The Exhibit Index begins on page 40.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of March 31, 2007 unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on March 31, 2007 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q – “Consolidating Financial Statements” to the Company’s March 31, 2007 Condensed Consolidated Financial Statements included in this Quarterly Report.

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
Amida Industries, Inc.	South Carolina	57-0531390
Cedarapids, Inc.	Iowa	42-0332910
CMI Terex Corporation	Oklahoma	73-0519810
Finlay Hydrascreen USA, Inc.	New Jersey	22-2776883
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Koehring Cranes, Inc.	Delaware	06-1423888
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA, LLC	Kentucky	31-1515625
PPM Cranes, Inc.	Delaware	39-1611683
Royer Industries, Inc.	Pennsylvania	24-0708630
Schaeff Incorporated	Iowa	42-1097891
Spinnaker Insurance Company	Vermont	03-0372517
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Cranes, Inc.	Delaware	06-1513089
Terex Cranes Wilmington, Inc.	North Carolina	56-1570091
Terex Financial Services, Inc.	Delaware	45-0497096
Terex Mining Equipment, Inc.	Delaware	06-1503634
Terex-RO Corporation	Kansas	44-0565380
Terex-Telelect, Inc.	Delaware	41-1603748

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2007	2006

Net sales	$2,012.7	$1,693.9
Cost of goods sold	(1,600.7)	(1,386.4)

Gross profit	412.0	307.5
Selling, general and administrative expenses	(211.3)	(165.6)

Income from operations	200.7	141.9
Other income (expense)
Interest income	3.4	2.2
Interest expense	(14.2)	(24.5)
Loss on early extinguishment of debt	(12.5)	-
Other income (expense) – net	4.6	1.1
Income from continuing operations before income taxes	182.0	120.7

Provision for income taxes	(68.2)	(43.8)
Income from continuing operations	113.8	76.9
Income from discontinued operations – net of tax	-	1.9
Net income	$113.8	$78.8
PER COMMON SHARE:
Basic
Income from continuing operations	$1.11	$0.77
Income from discontinued operations	-	0.02
Net income	$1.11	$0.79
Diluted
Income from continuing operations	$1.09	$0.75
Income from discontinued operations	-	0.02
Net income	$1.09	$0.77

Weighted average number of shares outstanding in per share calculation
Basic	102.2	99.8
Diluted	104.7	102.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

March 31, 2007		December 31, 2006
Assets
Current assets
Cash and cash equivalents	$405.2	$676.7
Trade receivables (net of allowance of $60.3 at March 31, 2007 and December 31, 2006)	1,137.7	950.5
Inventories	1,759.7	1,502.0
Deferred taxes	138.1	132.9
Other current assets	149.1	170.7
Total current assets	3,589.8	3,432.8
Long-term assets
Property, plant and equipment - net	350.9	338.5
Goodwill	635.6	632.8
Deferred taxes	178.7	172.5
Other assets	195.6	209.3

Total assets	$4,950.6	$4,785.9
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$17.2	$227.0
Trade accounts payable	1,143.1	1,034.3
Accrued compensation and benefits	148.2	169.3
Accrued warranties and product liability	113.5	107.6
Other current liabilities	494.7	489.0
Total current liabilities	1,916.7	2,027.2
Non-current liabilities
Long-term debt, less current portion	661.2	536.1
Retirement plans and other	520.8	471.6
Total liabilities	3,098.7	3,034.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 105.3 and 104.7 shares at March 31, 2007 and December 31, 2006, respectively	1.1	1.0
Additional paid-in capital	942.5	923.7
Retained earnings	784.6	707.3
Accumulated other comprehensive income	165.8	155.2
Less cost of shares of common stock in treasury – 3.6 shares at March 31, 2007 and December 31, 2006	(42.1)	(36.2)
Total stockholders’ equity	1,851.9	1,751.0

Total liabilities and stockholders’ equity	$4,950.6	$4,785.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$113.8	$78.8
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	15.9	15.5
Amortization	2.4	3.2
Deferred taxes	(2.6)	17.6
Loss on early extinguishment of debt	3.2	-
Gain on sale of assets	(4.9)	(0.6)
Stock-based compensation	15.7	13.7
Excess tax benefit from stock-based compensation	(10.8)	(4.9)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(182.3)	(149.6)
Inventories	(248.1)	(92.6)
Trade accounts payable	102.8	65.3
Accrued compensation and benefits	(30.4)	8.0
Income taxes payable	47.4	7.0
Accrued warranties and product liability	3.9	(4.1)
Other, net	(16.8)	21.5
Net cash used in operating activities	(190.8)	(21.2)
Investing Activities
Acquisition of businesses, net of cash acquired	-	(15.2)
Capital expenditures	(22.2)	(14.1)
Investments in and advances to affiliates	-	(3.4)
Proceeds from sale of assets	8.9	-
Net cash used in investing activities	(13.3)	(32.7)
Financing Activities
Principal repayments of long-term debt	(200.0)	-
Excess tax benefit from stock-based compensation	10.8	4.9
Proceeds from stock options exercised	4.2	-
Net borrowings (repayments) under credit facilities	115.1	(1.5)
Share repurchase	(5.4)	-
Other, net	2.3	(0.9)
Net cash (used in) provided by financing activities	(73.0)	2.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	5.6	4.7
Net Decrease in Cash and Cash Equivalents	(271.5)	(46.7)
Cash and Cash Equivalents at Beginning of Period	676.7	553.6
Cash and Cash Equivalents at End of Period	$405.2	$506.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited Consolidated Balance Sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Cash and cash equivalents at March 31, 2007 and December 31, 2006 include $2.4 and $2.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation, including the stock split and discontinued operations discussed below.

The Company effected a two-for-one split of its common stock, par value $.01 per share (“Common Stock”) on July 14, 2006, for stockholders of record on June 15, 2006 (the “Stock Split”). Accordingly, all references to the number of shares and per share data for March 31, 2006 have been adjusted to reflect this stock split.

On September 29, 2006, the Company completed the sale of its ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006.

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standard Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Statement of Operations would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of January 1, 2007. The Company adopted this accounting standard on January 1, 2007. See Note C – “Income Taxes” for the impact of adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at March 31, 2007 and December 31, 2006.

Accrued Warranties. The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period of time, a fixed number of operating hours, or both. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces.

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

The following table summarizes the changes in the consolidated product warranty liability:

Three Months Ended March 31, 2007
Balance at beginning of period	$120.0
Accruals for warranties issued during the period	33.4
Changes in estimates	(5.6)
Settlements during the period	(23.1)
Foreign exchange effect/other	1.0
Balance at end of period	$125.7

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

The Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, power buggies, generators, related components and replacement parts, and other products.

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

The Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. The Company acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Materials Processing & Mining segment since their date of acquisition and formation, respectively.

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. The Company also owns much of the North American distribution channel for the utility products group through the Terex Utilities distribution network. These operations distribute, install and rent utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of the Company’s other products, including mixers and aerial devices. The Company also operates a fleet of rental utility products in the United States and Canada. On March 31, 2007, the Company owned a controlling 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment. On April 27, 2007, the Company acquired the remaining 50% interest in this entity. The Company leases and rents a variety of equipment to third parties under the Terex Asset Services name. The Company also, through Terex Financial Services, facilitates loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items that have not been allocated to business segments for the three months ended March 31, 2007 and 2006. Business segment information is presented below:

	Three Months Ended March 31,
	2007	2006
Net Sales
Aerial Work Platforms	$547.7	$458.5
Construction	407.8	333.5
Cranes	500.8	368.7
Materials Processing & Mining	395.3	380.9
Roadbuilding, Utility Products and Other	178.8	179.0
Eliminations/Corporate	(17.7)	(26.7)
Total	$2,012.7	$1,693.9

Income from Operations
Aerial Work Platforms	$99.3	$79.9
Construction	6.1	3.0
Cranes	53.0	26.0
Materials Processing & Mining	46.4	41.0
Roadbuilding, Utility Products and Other	2.4	7.5
Eliminations/Corporate	(6.5)	(15.5)
Total	$200.7	$141.9

	March 31, 2007	December 31, 2006
Identifiable Assets
Aerial Work Platforms	$998.7	$838.5
Construction	1,550.5	1,467.9
Cranes	1,352.4	1,271.0
Materials Processing & Mining	1,888.0	1,743.7
Roadbuilding, Utility Products and Other	396.3	388.1
Eliminations/Corporate	(1,235.3)	(923.3)
Total	$4,950.6	$4,785.9

NOTE C – INCOME TAXES

The effective tax rate on continuing operations for the three months ended March 31, 2007 was 37.5%, as compared to an effective rate of 36.3% for the three months ended March 31, 2006. The effective tax rate on continuing operations for the three months ended March 31, 2007 was higher than the prior year period primarily due to discrete tax expense items associated with repayment of an intercompany loan, partially offset by the early extinguishment of debt. The expected 2007 full year effective tax rate on continuing operations is 36%. An income tax expense of $0.9 was recorded within Income from discontinued operations for the three months ended March 31, 2006.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The cumulative effect of the change on retained earnings as of January 1, 2007 as a result of the adoption of FIN No. 48 was a reduction of $36.5. As of January 1, 2007, the Company had approximately $87.2 of unrecognized tax benefits. Of these, approximately $69.9, if recognized, would affect the effective tax rate. The Company continues to classify interest and penalties associated with uncertain tax positions as income tax expense. Upon adoption of FIN No. 48, the Company had $5.7 of accrued interest and penalties recorded.

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, the United Kingdom and the U.S. Certain subsidiaries of the Company are currently under audit in Germany and the United Kingdom. It is reasonably possible that these audits may be completed during the next 12 months. While the amount of uncertain tax benefits with respect to these audits may change within this period, it is not anticipated that any of the changes will be significant. With few exceptions, including net operating loss carry forwards in the U.S. and

Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

NOTE D – DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra to a group of private equity investors. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. The Company received $26.2 in cash consideration for the shares of Tatra. Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra. The Company had previously disclosed that it did not consider Tatra to be a core business. The Company recorded an after-tax loss of $7.7 on the disposition of Tatra. Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006. Tatra was previously included in the Roadbuilding, Utility Products and Other segment.

NOTE E – EARNINGS PER SHARE

The Company effected the Stock Split on July 14, 2006. Accordingly, all references to the number of shares and per share amounts for the period ended March 31, 2006, have been adjusted to reflect this Stock Split.

	Three Months Ended March 31, (in millions, except per share data)
	2007	2006

Income from continuing operations	$113.8	$76.9
Income from discontinued operations-net of tax	-	1.9
Net income	$113.8	$78.8

Basic Shares:
Weighted average shares outstanding	102.2	99.8

Earnings per share - basic:
Income from continuing operations	$1.11	$0.77
Income from discontinued operations-net of tax	-	0.02
Net income	$1.11	$0.79

Diluted shares:
Weighted average shares outstanding	102.2	99.8
Effect of dilutive securities:
Stock options and restricted stock awards	2.5	2.6

Diluted weighted average shares outstanding	104.7	102.4

Earnings per share - diluted:
Income from continuing operations	$1.09	$0.75
Income from discontinued operations-net of tax	-	0.02
Net income	$1.09	$0.77

Options to purchase shares of Terex Common Stock and restricted stock awards of Terex Common Stock totaling 108 thousand and 0 shares were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share. These options and restricted awards were generally excluded because the exercise or grant price, as applicable, of the awards exceeded the average market price for the period and the effect would be anti-dilutive.

NOTE F – INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished equipment	$582.1	$456.4
Replacement parts	342.6	320.5
Work-in-process	327.1	267.3
Raw materials and supplies	507.9	457.8
Inventories	$1,759.7	$1,502.0

Reserves for excess and obsolete inventory were $104.7 and $97.9 at March 31, 2007 and December 31, 2006, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment - net consist of the following:

	March 31, 2007	December 31, 2006
Property	$48.5	$49.2
Plant	212.9	207.5
Equipment	332.2	313.8
	593.6	570.5
Less: Accumulated depreciation	(242.7)	(232.0)
Property, plant and equipment - net	$350.9	$338.5

NOTE H – EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $76 and $85 (net of accumulated depreciation of approximately $32 and $40) at March 31, 2007 and December 31, 2006, and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings secured by the asset to its estimated salvage value.

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

On March 9, 2006, Terex’s Unit Rig mining truck business entered into a joint venture with Inner Mongolia North Hauler Joint Stock Company Limited to produce high capacity surface mining trucks in China. Terex owns a controlling 50% interest in this joint venture, Terex NHL, a company incorporated under the laws of China. The results of Terex NHL are included in the Materials Processing & Mining Segment from the date of formation.

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

NOTE J – INVESTMENT IN JOINT VENTURE

The Company owns a forty percent (40%) interest in the TFSH joint venture originally entered into on September 18, 2002. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, the Company has concluded that it is not the primary beneficiary of TFSH and that it does not control the operations of TFSH. Accordingly, the Company does not consolidate the results of TFSH into its consolidated financial statements. The Company applies the equity method of accounting for its investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of the Company’s products sold in certain areas of Europe.

As of March 31, 2007, TFSH had total assets of $469, consisting primarily of financing receivables and lease related equipment, and total liabilities of $423, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2007, the maximum exposure to loss under these guarantees was $25. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. Because of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE K – GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2006	$104.2	$113.7	$115.2	$221.7	$78.0	$632.8

Acquisitions	-	-	-	(0.5)	-	(0.5)
Foreign exchange effect and other	0.6	0.7	1.1	0.9	-	3.3

Balance at March 31, 2007	$104.8	$114.4	$116.3	$222.1	$78.0	$635.6

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

The Company uses forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed are the Euro and British Pound. When using options as a hedging instrument, the Company excludes time value from assessment of effectiveness. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Condensed Consolidated Statement of Operations. The Company has used interest rate swaps to mitigate its exposure to changes in interest rates related to existing issuances of variable rate debt and to fair value changes of fixed rate debt. Primary exposure includes movements in the London Interbank Offer Rate (“LIBOR”).

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

The Company records hedging activity related to debt instruments in interest expense and hedging activity related to foreign currency in the accounts for which the hedged items are recorded. On the Condensed Consolidated Statement of Cash Flows, the Company records cash flows from hedging activities in the same manner as it records the underlying item being hedged.

The Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 notional amount of this interest rate swap agreement outstanding, which was scheduled to mature in 2014. In order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4. This loss is recorded as an adjustment to the carrying value of the hedged debt and will be amortized through the original debt maturity date of 2014.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At March 31, 2007, the Company had $1,003.9 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before March 31, 2008. The fair market value of these swaps at March 31, 2007 was a net loss of $1.8. At March 31, 2007, $965.8 notional amount ($1.2 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2007 and 2006, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At March 31, 2007, the fair value of all derivative instruments designated as cash flow hedges has been recorded in the Condensed Consolidated Balance Sheet as an asset of $5.2 and as a liability of $5.8.

Counterparties to currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses), net of tax, included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$1.0	$(3.0)
Additional gains (losses)	(3.1)	(0.1)
Amounts reclassified to earnings	1.5	2.5
Balance at end of period	$(0.6)	$(0.6)

The estimated amount of existing pre-tax net gains for derivative contracts recorded in Accumulated other comprehensive income as of March 31, 2007 expected to be reclassified into earnings in the next twelve months is $0.6.

NOTE M – LONG-TERM OBLIGATIONS

7-3/8% Senior Subordinated Notes

As of March 31, 2007, the Company had $298.2 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

9-1/4% Senior Subordinated Notes

On January 15, 2007, the Company redeemed the outstanding $200 principal amount of its 9-1/4% Senior Subordinated Notes due 2011 (“9-1/4% Notes”). The total cash paid was $218.5, and included a call premium of 4.625% as set forth in the indenture for the 9-1/4% Notes plus accrued interest of $46.25 per $1,000 principal amount at the redemption date. The 9-1/4% Notes were originally issued December 17, 2001. The Company recorded pre-tax charges of $12.5 in the first quarter of 2007 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

10-3/8% Senior Subordinated Notes

On June 30, 2006, the Company completed the redemption of $100 principal amount of the $300 principal amount outstanding of its 10-3/8% Senior Subordinated Notes due 2011 (the “10-3/8% Notes”). The total cash paid was $107.8, and included a call premium of 5.188% as set forth in the indenture for the 10-3/8% Notes plus accrued interest of $25.65 per $1,000 principal amount at the redemption date. The 10-3/8% Notes were originally issued March 29, 2001. The Company recorded pre-tax charges of $6.7 in the second quarter of 2006 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

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

2006 Credit Agreement

On July 14, 2006, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2006 Credit Agreement”) with the lenders party thereto (the “Lenders”) and Credit Suisse, as administrative agent and collateral agent. The 2006 Credit Agreement provides the Company with a revolving line of credit of up to $700 available through July 14, 2012 and term debt of $200 that will mature on July 14, 2013. The revolving line of credit consists of $500 of domestic revolving loans and $200 of multicurrency revolving loans. The 2006 Credit Agreement also provides for incremental loan commitments of up to $300, which may be extended at the option of the Lenders, in the form of revolving credit loans, term loans or a combination of both.

As of March 31, 2007, the Company had $198.5 of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate based on LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at March 31, 2007 was 7.10%.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit. Letters of credit issued under the 2006 Credit Agreement decrease availability under the $700 revolving line of credit.

As of March 31, 2007, the Company had a balance of $145.7 outstanding under the revolving credit component of the 2006 Credit Agreement and letters of credit issued under the 2006 Credit Agreement totaled $116.0. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 7.99% at March 31, 2007.

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

NOTE N – RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of March 31, 2007, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and will be frozen effective June 29, 2007 for the third plan. This resulted in a curtailment as defined by SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” during 2006 for two of the plans and unrecognized prior service cost without future economic benefit was recognized as a loss. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

Other Postemployment Benefits

The Company has several non-pension post-retirement benefit programs. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory. The Company provides postemployment health and life insurance benefits to certain former salaried and hourly employees of Terex Cranes - Waverly Operations and Terex Corporation. The Company provides post-employment health benefits for certain former employees at its Cedarapids and Simplicity Engineering operations.

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$0.5	$0.4	$0.1	$0.1
Interest cost	1.9	1.8	0.2	0.2
Expected return on plan assets	(2.1)	(2.0)	-	-
Amortization of prior service cost	-	0.3	-	-
Recognized actuarial loss	0.7	0.6	0.1	0.1
Net periodic cost	$1.0	$1.1	$0.4	$0.4

The Company plans to contribute approximately $2 to its U.S. defined benefit pension plans for the year ending December 31, 2007. During the three months ended March 31, 2007, the Company contributed $0.4 to its U.S. defined benefit pension plans.

International Plans – As part of the acquisition of Power Legend and its affiliates, including a controlling 50% ownership interest in Sichuan Crane, on April 4, 2006, the Company acquired a pension plan in China. As part of the acquisition of Halco on January 24, 2006, the Company acquired a pension plan in the United Kingdom. The net periodic costs from the dates of acquisition are included in the table below.

The Company maintains defined benefit plans in Germany, China, France and the United Kingdom for some of its subsidiaries. The plans in Germany, China and France are unfunded plans. For the Company’s operations in Italy, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination.

	Pension Benefits
	Three Months Ended March 31,
	2007	2006
Components of net periodic cost:
Service cost	$1.9	$1.5
Interest cost	3.8	3.1
Expected return on plan assets	(1.8)	(1.3)
Amortization of prior service cost	0.3	0.2
Recognized actuarial loss	0.4	0.3
Net periodic cost	$4.6	$3.8

The Company plans to contribute approximately $14 to its international defined benefit pension plans for the year ending December 31, 2007. During the three months ended March 31, 2007, the Company contributed $3.7 to its international defined benefit pension plans.

NOTE O – LITIGATION AND CONTINGENCIES

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

The Company’s outstanding letters of credit totaled $116.0 at March 31, 2007. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

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

As of March 31, 2007, the Company’s maximum exposure to such credit guarantees was $217.4, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $158.7 and $33.4, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $36.9 as of March 31, 2007. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2007, the Company’s maximum exposure pursuant to buyback guarantees was $112.8. The Company is able to mitigate the risk of these guarantees because the timing of the buybacks is staggered and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $17 for the estimated fair value of all guarantees provided as of March 31, 2007.

NOTE P – STOCKHOLDERS’ EQUITY

Total non-stockholder changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, minimum pension liability adjustments and deferred gains and losses resulting from derivative hedging transactions. Total non-stockholder changes in equity were as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$113.8	$78.8
Other comprehensive income (loss):
Pension liability adjustment	(0.2)	(0.5)
Translation adjustment	12.4	19.8
Derivative hedging adjustment	(1.6)	2.4
Comprehensive income (loss)	$124.4	$100.5

During the first quarter of 2007, the Company granted 650 thousand shares of restricted stock to its employees with 274 thousand of these shares based on performance targets. Substantially all of these restricted stock awards vest over a four-year period, except 89 thousand of the performance-based awards that vest approximately over a one-year period.

Also, during the first quarter of 2007, 30 thousand shares of restricted stock were granted to executive officers of the Company subject to future performance periods and satisfaction of performance-based targets which are not yet determinable. Accordingly, no expense related to these performance-based shares is included in the Condensed Consolidated Statement of Operations.

During the first quarter of 2007, the Company acquired 79 thousand shares at an aggregate cost of $5.4 pursuant to a $200 million share repurchase program authorized December 15, 2006 and continuing through June 30, 2008.

NOTE Q – CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of March 31, 2007, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Cedarapids, Inc., CMI Terex Corporation, Finlay Hydrascreen USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA, LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

The following summarized condensed consolidating financial information for the Company segregates the financial information of Terex Corporation, the Wholly-owned Guarantors and the non-guarantor subsidiaries. The results and financial position of businesses acquired or formed are included from the dates of their respective acquisitions or formation.

Terex Corporation consists of parent company operations. Subsidiaries of the parent company are reported on the equity basis. Wholly-owned Guarantors combine the operations of the Wholly-owned Guarantor subsidiaries. Subsidiaries of Wholly-owned Guarantors that are not themselves guarantors are reported on the equity basis. Non-guarantor subsidiaries combine the operations of subsidiaries which have not provided a guarantee of the obligations of Terex Corporation under the 7-3/8% Notes. Debt and goodwill allocated to subsidiaries are presented on a “push-down” accounting basis.

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$171.6	$735.4	$1,298.5	$(192.8)	$2,012.7
Cost of goods sold	(144.9)	(567.1)	(1,081.5)	192.8	(1,600.7)
Gross profit	26.7	168.3	217.0	-	412.0
Selling, general and administrative expenses	(24.1)	(62.8)	(124.4)	-	(211.3)
Income from operations	2.6	105.5	92.6	-	200.7
Interest income	0.4	0.2	2.8	-	3.4
Interest expense	(2.4)	(4.3)	(7.5)	-	(14.2)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	150.0	-	-	(150.0)	-
Other income (expense) - net	11.3	1.8	(8.5)	-	4.6
Income from continuing operations before income taxes	149.4	103.2	79.4	(150.0)	182.0
Provision for income taxes	(35.6)	-	(32.6)	-	(68.2)
Income from continuing operations	113.8	103.2	46.8	(150.0)	113.8
Income from discontinued operations – net of tax	-	-	-	-	-
Net income	$113.8	$103.2	$46.8	$(150.0)	$113.8

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$169.5	$687.0	$1,024.0	$(186.6)	$1,693.9
Cost of goods sold	(150.6)	(570.9)	(851.5)	186.6	(1,386.4)
Gross profit	18.9	116.1	172.5	-	307.5
Selling, general and administrative expenses	(23.5)	(50.7)	(91.4)	-	(165.6)
Income (loss) from operations	(4.6)	65.4	81.1	-	141.9
Interest income	0.6	-	1.6	-	2.2
Interest expense	(7.5)	(6.4)	(10.6)	-	(24.5)
Income from subsidiaries	126.0	-	-	(126.0)	-
Other income (expense) - net	3.9	2.5	(5.3)	-	1.1
Income from continuing operations before income taxes	118.4	61.5	66.8	(126.0)	120.7
Provision for income taxes	(39.6)	-	(4.2)	-	(43.8)
Income from continuing operations	78.8	61.5	62.6	(126.0)	76.9
Income from discontinued operations – net of tax	-	-	1.9	-	1.9
Net income	$78.8	$61.5	$64.5	$(126.0)	$78.8

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2007

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$(25.1)	$2.9	$427.4	$-	$405.2
Trade receivables – net	56.8	336.7	744.2	-	1,137.7
Intercompany receivables	48.2	41.8	133.1	(223.1)	-
Inventories	229.0	348.0	1,182.7	-	1,759.7
Other current assets	101.8	19.1	166.3	-	287.2
Total current assets	410.7	748.5	2,653.7	(223.1)	3,589.8
Property, plant & equipment - net	29.5	83.2	238.2	-	350.9
Investment in and advances to (from) subsidiaries	1,892.6	(74.2)	(663.4)	(1,155.0)	-
Goodwill	8.9	232.1	394.6	-	635.6
Other assets	(49.3)	146.6	277.0	-	374.3

Total assets	$2,292.4	$1,136.2	$2,900.1	$(1,378.1)	$4,950.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$2.1	$5.1	$10.0	$-	$17.2
Trade accounts payable	65.6	296.1	781.4	-	1,143.1
Intercompany payables	53.6	(195.9)	365.4	(223.1)	-
Accruals and other current liabilities	96.8	122.3	537.3	-	756.4
Total current liabilities	218.1	227.6	1,694.1	(223.1)	1,916.7
Long-term debt, less current portion	177.2	153.1	330.9	-	661.2
Retirement plans and other	45.2	116.8	358.8	-	520.8
Stockholders’ equity	1,851.9	638.7	516.3	(1,155.0)	1,851.9

Total liabilities and stockholders’ equity	$2,292.4	$1,136.2	$2,900.1	$(1,378.1)	$4,950.6

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2006

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$156.4	$2.7	$517.6	$-	$676.7
Trade receivables - net	26.8	252.7	671.0	-	950.5
Intercompany receivables	18.7	44.3	168.1	(231.1)	-
Inventories	153.1	337.0	1,011.9	-	1,502.0
Other current assets	105.9	18.8	178.9	-	303.6
Total current assets	460.9	655.5	2,547.5	(231.1)	3,432.8
Property, plant & equipment - net	23.6	82.2	232.7	-	338.5
Investment in and advances to (from) subsidiaries	1,794.8	(41.7)	(735.7)	(1,017.4)	-
Goodwill	8.3	232.4	392.1	-	632.8
Other assets	(49.4)	149.5	281.7	-	381.8

Total assets	$2,238.2	$1,077.9	$2,718.3	$(1,248.5)	$4,785.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$203.4	$5.7	$17.9	$-	$227.0
Trade accounts payable	52.4	265.5	716.4	-	1,034.3
Intercompany payables	28.6	(141.3)	343.8	(231.1)	-
Accruals and other current liabilities	138.4	143.0	484.5	-	765.9
Total current liabilities	422.8	272.9	1,562.6	(231.1)	2,027.2
Long-term debt, less current portion	45.4	153.5	337.2	-	536.1
Retirement plans and other	19.0	116.0	336.6	-	471.6
Stockholders’ equity	1,751.0	535.5	481.9	(1,017.4)	1,751.0

Total liabilities and stockholders’ equity	$2,238.2	$1,077.9	$2,718.3	$(1,248.5)	$4,785.9

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(228.2)	$55.6	$(18.2)	$-	$(190.8)
Cash flows from investing activities
Capital expenditures	(6.6)	(5.7)	(9.9)	-	(22.2)
Proceeds from sale of assets	-	3.1	5.8	-	8.9
Net cash used in investing activities	(6.6)	(2.6)	(4.1)	-	(13.3)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Excess tax benefit from stock-based compensation	10.8	-	-	-	10.8
Proceeds from stock options exercised	4.2	-	-	-	4.2
Net borrowings (repayments) under credit facilities	129.7	(0.8)	(13.8)	-	115.1
Share repurchase	(5.4)	-	-	-	(5.4)
Other – net	-	-	2.3	-	2.3
Net cash provided by (used in) financing activities	53.3	(52.8)	(73.5)	-	(73.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	5.6	-	5.6
Net (decrease) increase in cash and cash equivalents	(181.5)	0.2	(90.2)	-	(271.5)
Cash and cash equivalents, beginning of period	156.4	2.7	517.6	-	676.7
Cash and cash equivalents, end of period	$(25.1)	$2.9	$427.4	$-	$405.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(90.1)	$7.2	$61.7	$-	$(21.2)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(15.2)	-	(15.2)
Capital expenditures	(2.8)	(4.5)	(6.8)	-	(14.1)
Investments in and advances to affiliates	-	-	(3.4)	-	(3.4)
Net cash used in investing activities	(2.8)	(4.5)	(25.4)	-	(32.7)
Cash flows from financing activities
Excess tax benefit from stock-based compensation	4.9	-	-	-	4.9
Net repayments under credit facilities	(0.6)	(0.9)	-	-	(1.5)
Other – net	-	-	(0.9)	-	(0.9)
Net cash provided by (used in) financing activities	4.3	(0.9)	(0.9)	-	2.5
Effect of exchange rate changes on cash and cash equivalents	-	-	4.7	-	4.7
Net (decrease) increase in cash and cash equivalents	(88.6)	1.8	40.1	-	(46.7)
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	-	553.6
Cash and cash equivalents, end of period	$140.3	$4.3	$362.3	$-	$506.9

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

Our Aerial Work Platforms segment designs, manufactures and markets aerial work platform equipment, telehandlers, light construction equipment and construction trailers. Products include material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, telehandlers, construction trailers, trailer-mounted light towers, power buggies, generators, related components and replacement parts, and other products. Customers in the construction and building maintenance industries use these products to build and/or maintain large physical assets and structures.

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

Our Materials Processing & Mining segment designs, manufactures and markets crushing and screening equipment (including crushers, impactors, washing systems, screens, trommels and feeders), hydraulic mining excavators, high capacity surface mining trucks, drilling equipment, related components and replacement parts, and other products. Construction, mining, quarrying and government customers use these products in construction and commodity mining. We acquired Halco Holdings Limited and its affiliates (“Halco”) on January 24, 2006, and established the Terex NHL Mining Equipment Company Ltd. (“Terex NHL”) joint venture on March 9, 2006. The results of Halco and Terex NHL are included in the Materials Processing & Mining segment from their date of acquisition and formation, respectively.

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. We also own much of the North American distribution channel for the utility products group through our Terex Utilities distribution network. These operations distribute, install and rent our utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of our other products, including mixers and aerial devices. We also operate a fleet of rental utility products in the United States and Canada. At March 31, 2007, we owned a controlling 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of our products and other light construction equipment. On April 27, 2007, we acquired the remaining 50% interest in this entity. We lease and rent a variety of equipment to third parties under the Terex Asset Services name. We also, through Terex Financial Services (“TFS”), facilitate loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), our joint venture with a European financial institution, assists customers in the acquisition of our products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

We continue to be encouraged by current trends and our performance for the quarter ended March 31, 2007. Specifically, we experienced strong sales growth, resulting from previously implemented pricing actions, operational improvements and continued strong end-markets, were reflected in our results. With regard to sales, a major factor contributing to our performance was the significantly improving economic condition of many of our end-markets and customers, including the global crane market, European demand for compact construction equipment, aerial work platform products and the market for mobile crushing and screening products, which favorably impacted our financial performance. Global crane demand continues to outpace our current ability to produce and supply product, leading to a large current order backlog. Our construction products have shown signs of improvement relative to the prior year period, however, production difficulties in certain construction product lines dampened this progress. Our concrete mixer trucks continue to experience signs of market contraction, mainly in the U.S. market, relative to the prior year period.

We anticipate continued strong end-markets for the remainder of 2007, with most products continuing to participate in an expanding global marketplace. For example, we expect opportunities for continued strength in the aerial work platforms and materials processing and mining businesses. Additionally, our crane businesses have been experiencing strong end-market demand globally due to numerous infrastructure initiatives, and they continue to improve their operating performance. Our roadbuilding and utility businesses, and other manufactured products related to infrastructure improvement, other than our concrete mixer truck business, have begun to experience increases in demand, and we expect this to continue throughout 2007. We believe the roadbuilding and utility end-markets are in the early phases of recovery and will offset the slowdown in the concrete mixer truck business, which is impacted by the decline in residential construction spending in the U.S. Our construction businesses are beginning to show improvement in demand. We do expect more meaningful short-term improvements from these businesses, as new construction products should contribute to our profitability and growth. Longer term, we plan to build a more cohesive and expansive distribution network and to source production in more efficient and cost effective markets, which should benefit the construction businesses.

We continue to implement strategic decisions that are expected to positively contribute to our future financial performance. On January 15, 2007, we repaid the entire outstanding $200 million principal amount of our 9-1/4% Senior Subordinated Notes. This action continues our progress towards improvement of our capital structure, reducing our overall interest cost and allowing us to more effectively manage our cash balances. Recent upgrades from the major debt rating agencies of the Company and its senior debt reflect the improvement in our capital structure. As a further step, in December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008, to reach a more appropriate balance between debt and equity on our balance sheet. For the remainder of 2007, we anticipate additional expenditures to support certain business initiatives and objectives, taking advantage of our improved balance sheet position, including expanding the TFS business, developing the Terex “Dealer of the Future” distribution concept and growing Asian manufacturing capability.

In 2005, we introduced the Terex Business System, or “TBS”, an operating initiative aimed at improving our internal processes for the benefit of our customers, stakeholders and team members. The TBS strategy is a long-term initiative to foster continuous improvement in quality, speed and simplicity. We remain committed to delivering strong incremental margin improvements in 2007 by realizing the benefits of pricing actions, volume leverage and an increasingly effective management of supply costs. We will concentrate on the implementation of lean practices across our locations, and continue to strive for a target of 15% working capital investment as a percentage of annualized sales, driven mainly by inventory turn improvement. Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories less Trade accounts payable. For the quarter ended March 31, 2007, working capital as a percentage of the current quarter’s annualized net sales was 21.8%, higher than in the prior period, due to supplier constraints and anticipation of delivering increased sales activity in the future. We believe that this calculation is a valuable measurement of efficiency in our use of resources.

Return on Invested Capital, or ROIC, continues to be the unifying metric we use to measure our operating performance. ROIC measures how effectively we use money invested in our operations. In the first quarter of 2007, we achieved an ROIC of 39.7%, compared to 25.4% ROIC in the first quarter of 2006 and our 2007 ROIC target of 41.9%. ROIC is determined by dividing the last four quarters’ Income from operations (including operating income from discontinued operations) by the average of the sum of total stockholders’ equity plus Debt less Cash and cash equivalents for the last five quarters. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.

RESULTS OF OPERATIONS

On September 29, 2006, we completed the sale of our ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Terex Consolidated

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,012.7	-	$1,693.9	-	18.8%
Gross profit	$412.0	20.5%	$307.5	18.2%	34.0%
SG&A	$211.3	10.5%	$165.6	9.8%	27.6%
Income from operations	$200.7	10.0%	$141.9	8.4%	41.4%

Net sales for the three months ended March 31, 2007 totaled $2,012.7 million, an increase of $318.8 million when compared to the same period in 2006. Net sales relative to the same period in 2006 increased in our Aerial Work Platforms segment due particularly to continued growth in Europe and other international markets. Net sales in our Construction segment increased relative to the results from the same period in 2006, reflecting improvement in many of our product lines and strong global non-residential construction trends. Net sales in our Cranes segment increased from the same period in 2006, resulting from continued improvement across all product categories and expansion in Asia, as well as the favorable impact of currency exchange rates. Net sales in our Materials Processing & Mining segment benefited relative to the same period in 2006, due to continued strong demand for mobile crushing and screening and drilling products. Net sales in our Roadbuilding, Utility Products and Other segment were essentially the same as in the comparable period in 2006, with improved performance in the utility and roadbuilding areas offset by softness in the concrete mixer truck business.

Gross profit for the three months ended March 31, 2007 totaled $412.0 million, an increase of $104.5 million when compared to the same period in 2006. Improvements relative to the same period in 2006 were realized in most of our segments due to prior pricing actions, volume leverage and production efficiencies.

Selling, general and administrative costs (“SG&A”) increased for the three months ended March 31, 2007 by $45.7 million when compared to the same period in 2006. SG&A increased because of higher selling and related costs arising from continued expansion into new and existing markets, additional investment in our organizational infrastructure, as well as costs associated with company-wide initiatives to improve our supply chain, management system development, marketing and implementation of TBS.

Income from operations increased by $58.8 million for the three months ended March 31, 2007 when compared to the same period in 2006. Our Aerial Work Platforms segment experienced improvement in income from operations relative to the same period in 2006, largely due to international growth. Income from operations in the Construction segment increased versus the first quarter of 2006, due to growing non-residential demands for our heavy and compact equipment products. Income from operations in our Cranes segment increased as compared to the first quarter of 2006, as this segment experienced broad-based continued high demand and the impact of prior pricing actions. Income from operations improved in the Materials Processing & Mining segment because of increased demand for our crushing and screening and drilling products as well as increased parts volume given the increasing installed base of our equipment. Income from operations in the Roadbuilding, Utility Products and Other segment declined due to lower concrete mixing truck sales and certain charges associated with the wind-down of our re-rental fleet and with a distribution entity which we consolidate in this segment.

Terex Aerial Work Platforms

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$547.7	-	$458.5	-	19.5%
Gross profit	$146.4	26.7%	$117.0	25.5%	25.1%
SG&A	$47.1	8.6%	$37.1	8.1%	27.0%
Income from operations	$99.3	18.1%	$79.9	17.4%	24.3%

Net sales for the Aerial Work Platforms segment for the three months ended March 31, 2007 were $547.7 million, an increase of $89.2 million, or 20%, when compared to the same period in 2006. Net sales increased when compared to the first quarter of 2006 due to continued demand for our products internationally, particularly in Europe, solid demand in the U.S. and, to a lesser extent, improved parts sales. Sales growth was experienced across most product lines including booms, scissor lifts and other equipment, offset in part by lower telehandler sales. The market for telehandlers has softened concurrent with the slow down in the U.S. housing market.

Gross profit for the three months ended March 31, 2007 was $146.4 million, an increase of $29.4 million when compared to the same period in 2006. The increase was primarily driven by the strengthening of European markets, prior pricing actions and favorable product mix. In addition, we continue to make progress in controlling costs and improving production efficiencies from our lean manufacturing focus.

SG&A costs for the three months ended March 31, 2007 were $47.1 million, an increase of $10.0 million when compared to the same period in 2006. Increased costs were driven by our continued global expansion, which included investment in sales operations to support the growth of the European market, a recently opened Middle East sales and service office and trade show expenses in the U.S. Additionally, we incurred higher engineering costs related to new product development.

Income from operations for the three months ended March 31, 2007 was $99.3 million, an increase of $19.4 million, or 24%, when compared to the same period in 2006. The increase was due to the favorable impact of volume in European markets, prior pricing actions and product mix, partially offset by the costs of expansion into new and growing markets.

Terex Construction

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$407.8	-	$333.5	-	22.3%
Gross profit	$50.4	12.4%	$37.9	11.4%	33.0%
SG&A	$44.3	10.9%	$34.9	10.5%	26.9%
Income from operations	$6.1	1.5%	$3.0	0.9%	103.3%

Net sales in the Construction segment increased by $74.3 million for the three months ended March 31, 2007 when compared to the same period in 2006, and totaled $407.8 million. The increase was due to growth in demand for our off-highway trucks globally and for our compact equipment product lines mainly in European markets. Additionally, foreign currency translation accounted for approximately one-third of the net sales growth.

Gross profit increased to $50.4 million for the three months ended March 31, 2007, an increase of $12.5 million when compared to 2006 results for the same period. Gross margin of 12.4% for the first quarter of 2007 improved from the prior year’s first quarter gross margin of 11.4% due to production cost efficiencies from increased volume and favorable pricing actions, offsetting currency challenges resulting from selling products into the North American market that are manufactured in Terex’s European locations.

SG&A cost for the three months ended March 31, 2007 totaled $44.3 million, an increase of $9.4 million when compared to the same period in 2006. The increase was due to higher selling costs associated with improving our global sales and support network as well as certain promotional programs and the impact of foreign currency. We also incurred increased engineering costs associated with product improvements.

Income from operations for the three months ended March 31, 2007 totaled $6.1 million, an increase of $3.1 million when compared to $3.0 million for the same period in 2006, resulting primarily from improved sales and prior pricing actions, partially offset by increased selling costs.

Terex Cranes

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$500.8		$368.7	-	35.8%
Gross profit	$99.6	19.9%	$55.2	15.0%	80.4%
SG&A	$46.6	9.3%	$29.2	7.9%	59.6%
Income from operations	$53.0	10.6%	$26.0	7.1%	103.8%

Net sales for the Cranes segment for the three months ended March 31, 2007 increased by $132.1 million and totaled $500.8 million when compared to $368.7 million for the same period in 2006. The 36% increase in net sales from the first quarter of 2006 was due to improvement in all businesses and product categories and the favorable impact of foreign currency exchange rates. We are also benefiting from pricing actions implemented during 2006. In addition, approximately one-fifth of the total segment increase was due to the inclusion of Sichuan Crane, which was acquired in April 2006.

Gross profit for the three months ended March 31, 2007 increased by $44.4 million relative to the same period in 2006 and totaled $99.6 million. Gross profit in the three months ended March 31, 2007 benefited from increased sales volume, the inclusion of Sichuan Crane, the positive impact of pricing actions and a larger proportion of higher margin crawler cranes in our sales mix, offset partially by increased material costs.

SG&A costs for the three months ended March 31, 2007 totaled $46.6 million, an increase of $17.4 million over the same period in 2006. The increase was primarily due to increased investment in sales and administrative infrastructure to support increasing sales and production volumes, additional allocation of Company-wide initiatives of $4.5 million, as well as the impact of Sichuan Crane, which contributed approximately $3 million of the increase.

Income from operations for the three months ended March 31, 2007 totaled $53.0 million, an increase of $27.0 million or 104% over the same period in 2006. Income from operations in 2007 was positively impacted by pricing increases in excess of cost pressures from suppliers, the benefit of higher sales volume and the impact of the addition of Sichuan Crane, offset in part by the higher operating costs because of our significant growth.

Terex Materials Processing & Mining

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$395.3	-	$380.9	-	3.8%
Gross profit	$90.3	22.8%	$76.3	20.0%	18.3%
SG&A	$43.9	11.1%	$35.3	9.3%	24.4%
Income from operations	$46.4	11.7%	$41.0	10.8%	13.2%

Net sales in the Materials Processing & Mining segment increased by $14.4 million to $395.3 million in the first quarter of 2007 compared to $380.9 million in the comparable period in 2006. The increase in net sales was attributable to the continued growth of our crushing and screening lines as well as increased drilling product sales. These increases were partially offset by lower than anticipated sales of our large mining trucks and excavators due primarily to a shift in timing of deliveries mainly driven by supplier constraints.

Gross profit increased by $14.0 million in the three months ended March 31, 2007 when compared to the comparable period in 2006 and totaled $90.3 million. Gross profit improved because of increased sales volume, prior pricing actions and favorable mix of parts volume, combined with improved manufacturing productivity. During the three months ended March 31, 2007, we recorded an out of period adjustment that decreased gross profit by $1.7 million, with a corresponding impact that would have decreased gross profit by $3.4 million for the comparable period in 2006. We did not adjust the comparable period of 2006 as we concluded that such adjustment was not material to the prior year consolidated financial statements.

SG&A costs increased by $8.6 million to $43.9 million in the first quarter of 2007 relative to the comparable period in 2006. The increase in SG&A expense was due to increased staffing costs combined with other infrastructure requirements in support of the segment’s ongoing growth, as well as an additional allocation of cost from Company-wide initiatives of $2.8 million.

Income from operations for the Materials Processing & Mining segment was $46.4 million in the first quarter of 2007, an increase of $5.4 million from $41.0 million in the comparable period in 2006. The increase was a result of higher demand for mobile commercial grade crushing and screening equipment, drilling equipment and the impact of pricing actions, partially offset by higher operating costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$178.8	-	$179.0	-	(0.1)%
Gross profit	$24.1	13.5%	$24.0	13.4%	0.4%
SG&A	$21.7	12.1%	$16.5	9.2%	31.5%
Income from operations	$2.4	1.3%	$7.5	4.2%	(68.0)%

Net sales for the Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2007 were $178.8 million, a decrease of $0.2 million when compared to the same period in 2006. The slight decrease in net sales was mainly due to softer demand for concrete mixer trucks, offset by stronger demand for our utility products in North America as well as increased sales of roadbuilding products in Brazil.

Gross profit for the three months ended March 31, 2007 totaled $24.1 million, compared to $24.0 million for the same period in 2006. The gross profit margin during this period remained essentially flat when compared to the same period in 2006. Gross profit margin was negatively impacted by costs related to the continued wind-down of our re-rental fleet and charges associated with a distribution entity which is consolidated within this segment. This was offset by a slight increase in gross profit margin in our roadbuilding and utility product lines.

SG&A costs for the three months ended March 31, 2007 totaled $21.7 million, an increase of $5.2 million when compared to the same period in 2006. The increase was due to increased engineering costs for new product development and an increase in the corporate expense allocation, as well as continued investment in the administrative support functions in this segment, mainly in the TFS operation.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended March 31, 2007 was $2.4 million, a decrease of $5.1 million when compared to the same period in 2006. The decrease reflects the growth in utility products and most roadbuilding products offset by declining concrete mixer truck volume, and charges related to the re-rental fleet and the distribution entity, combined with higher operating costs associated with Company-wide initiatives.

Terex Corporate / Eliminations

	Three Months Ended March 31,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(17.7)	-	$(26.7)	-	(33.7)%
Income (loss) from operations	$(6.5)	36.7%	$(15.5)	58.1%	(58.1)%

Our consolidated results include the elimination of intercompany sales activity among segments. The reduction in loss from operations versus the prior year reflects the increase of approximately $12 million in allocation of corporate costs to the business segments in 2007 versus the prior year. Corporate costs before allocations to the business segments increased, as we continue to invest in Company-wide initiatives, including supply management, manufacturing strategy, an enterprise management system, marketing, and TBS.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2007, our interest expense net of interest income was $10.8 million, or $11.5 million lower than the same period in the prior year. This decrease was primarily related to a $443.9 million reduction in our debt balance during the year combined with higher interest income.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on early extinguishment of debt of $12.5 million in the three months ended March 31, 2007, which included a $9.3 million expense associated with the call premium for the repayment of $200 million of outstanding debt on January 15, 2007 and $3.2 million of amortization of debt acquisition costs accelerated because of this debt repayment.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2007 was income of $4.6 million, an increase of $3.5 million when compared to the same period in the prior year, primarily due to gains on the sale of assets recorded in the quarter.

Income Taxes

During the three months ended March 31, 2007, we recognized income tax expense of $68.2 million on income from continuing operations before income taxes of $182.0 million, an effective rate of 37.5%, as compared to income tax expense of $43.8 million on income from continuing operations before income taxes of $120.7 million, an effective rate of 36.3%, for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was higher than in the prior year period, primarily due to discrete tax expense items associated with repayment of an intercompany loan partially offset by the early extinguishment of debt. Income tax expense of $0.9 million was recorded within Income from discontinued operations for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $405.2 million at March 31, 2007. In addition, we had $434.0 million available for borrowing under our revolving credit facilities at March 31, 2007.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the first quarter of 2007 and 2006, we sold, without recourse, accounts receivable approximating 12% of our first quarter revenue, to provide additional liquidity. The discontinuance of these facilities could negatively affect our liquidity.

We are focused on increasing inventory turns by sharing, throughout our Company, many of the best practices and lean manufacturing processes that several of our business units have implemented successfully. We expect these initiatives to reduce the levels of raw materials and work in process needed to support the business and allow us to reduce our manufacturing lead times, thereby reducing our working capital requirements.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•

A substantial number of our customers fund their purchases through third party finance companies that extend credit based on the credit worthiness of the customers and the expected residual value of our equipment. Changes either in the customers’ credit profile or in used equipment values may impact the ability of customers to purchase equipment.

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

•

Sales of our products are subject to general economic conditions, weather, competition and foreign currency fluctuations, and other such factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, many of our customers have tended to delay purchasing decisions, which has had a negative impact on cash generated from operations.

We negotiate, when possible, advance payments from our customers for products with long lead times to help fund the substantial working capital investment in these projects.

Traditionally, in many of our businesses, our customers’ peak buying periods, and as a result our sales in these periods, are in the first half of a calendar year because of their need to have new equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. However, in 2005 and 2006, we saw a changing trend in seasonality, which we expect to continue in 2007, as we have diversified our product offerings and expanded the geographic reach of our products, making our sales less dependent on construction products and sales in the United States and Europe. In addition, high levels of backlog in a number of our segments led to longer wait times and deliveries being accepted later in the year than typical. As a result, in 2005 and 2006, first and second half sales were relatively equal, and we expect similar results in 2007.

Because of our traditional seasonality, we have tended historically to use cash to fund our operations during the first half of a calendar year and generate cash from operations during the second half of the year. As a result of the changing trend in sales in recent years, there has been an accompanying change in cash patterns as well. In both 2005 and 2006, we used cash to fund our operations in the first quarter of the year and generated cash in the remaining three quarters of the year. We expect cash from operations in 2007 to be similar to the 2005 and 2006 pattern.

In 2007, we expect our income tax payments will increase. In 2005 and 2006, we used net operating losses to reduce our cash income tax payments, most notably in the U.S., Germany and the United Kingdom. The U.S. net operating loss was substantially consumed in 2006. In addition, while net operating losses remain in Germany and the United Kingdom, the cash impact of such losses is estimated to be less significant in 2007 when compared to 2006.

To help fund our traditional seasonal cash pattern, which required significant cash expenditures during the first half of the year, we have historically maintained significant cash balances and a revolving line of credit in addition to term borrowings from our bank group. Our bank credit facilities provide us with a revolving line of credit of up to $700 million that is available through July 14, 2012 and term debt of $200 million that will mature on July 14, 2013. The revolving line of credit consists of $500 million of available domestic revolving loans and $200 million of available multicurrency revolving loans. The credit facilities also provide for incremental loan commitments of up to $300 million, which may be extended at the option of the lenders, in the form of revolving credit loans, term loans or a combination of both. We believe this revolving line of credit should allow us to use a significant amount of our existing cash balance to reduce debt.

Our bank credit facilities require compliance with a number of covenants. These covenants require us to meet certain financial tests, namely (a) to maintain a consolidated leverage ratio not in excess of 3.75 to 1.00 on the last day of any fiscal quarter, and (b) to maintain a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 for any period of four consecutive fiscal quarters. The covenants also limit, in certain circumstances, our ability to take a variety of actions, including: incur indebtedness; create or maintain liens on our property or assets; make investments, loans and advances; engage in acquisitions, mergers, consolidations and asset sales; and pay dividends and distributions, including share repurchases. Our bank credit facilities also contain customary events of default.

We are currently in compliance with all of our financial covenants under the bank credit facilities. Our future compliance with our financial covenants under the bank credit facilities will depend on our ability to generate earnings and manage our assets effectively. Our bank credit facilities also have various non-financial covenants, requiring us to refrain from taking certain actions (as described above) and requiring us to take certain actions, such as keeping in good standing our corporate existence, maintaining insurance, and providing our bank lending group with financial information on a timely basis. Our future ability to provide our bank lending group with financial information on a timely basis will depend on our ability to file our periodic reports with the Securities and Exchange Commission (“SEC”) in a timely manner.

On January 15, 2007, we redeemed the outstanding $200 million principal amount of our 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). The total cash paid was $218.5 million, and included a call premium of 4.625% as set forth in the indenture for the 9-1/4% Notes plus accrued interest of $46.25 per $1,000 principal amount at the redemption date. We recorded pre-tax charges of $12.5 million in the first quarter of 2007 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under our bank credit facilities was 7.99% at March 31, 2007. The weighted average interest rate on the term loans under the bank credit facilities was 7.10% at March 31, 2007.

We have also positioned ourselves to be able to repurchase some of our outstanding common stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. During the quarter ended March 31, 2007, we repurchased 79,200 shares for $5.4 million under this program.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2007 totaled $190.8 million, compared to cash used in operations of $21.2 million for the three months ended March 31, 2006. This increase resulted from higher working capital in preparation for seasonally strong second quarter sales and certain supplier constraints limiting production throughput, as well as payment of certain longer-term incentive compensation and taxes in the first quarter of 2007. Cash usage in the first quarter is consistent with that of prior years, and we expect cash flow will continue to closely reflect the seasonal trends of our business.

Cash used in investing activities for the three months ended March 31, 2007 was $13.3 million, or $19.4 million less than cash used in investing activities for the three months ended March 31, 2006, primarily due to a cash payment for an acquisition in the prior year period as compared to receipt of proceeds from the sale of assets in the current year period, offset in part by higher capital expenditures in the current year.

We used cash for financing activities of $73.0 million for the three months ended March 31, 2007, compared to cash provided by financing activities for the three months ended March 31, 2006 of $2.5 million. The change in financing cash flows was primarily due to the repayment of $200 million principal amount of the 9-1/4% Notes in the three months ended March 31, 2007, offset by net borrowings under our credit facilities that were invested in working capital in advance of anticipated strong delivery periods. Additionally, we used $5.4 million to purchase shares of our common stock pursuant to our $200 million share repurchase program during the first quarter of 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to dispose of the equipment and realize the benefits of any net proceeds in excess of the remaining payments due to the finance company.

As of March 31, 2007, our maximum exposure to such credit guarantees was $217.4 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $158.7 million and $33.4 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $36.9 million at March 31, 2007. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of March 31, 2007, our maximum exposure pursuant to buyback guarantees was $112.8 million. We are able to mitigate the risk of these guarantees because the timing of the buybacks is staggered and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $17 million for the estimated fair value of all guarantees provided as of March 31, 2007.

Variable Interest Entities

We own a forty percent (40%) interest in the TFSH joint venture. A European financial institution owns the majority sixty percent (60%) interest in TFSH. As defined by Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” TFSH is a variable interest entity. Based on the legal, financial and operating structure of TFSH, we have concluded that we are not the primary beneficiary of TFSH and that we do not control the operations of TFSH. Accordingly, we do not consolidate the results of TFSH into our consolidated financial results. We apply the equity method of accounting for our investment in TFSH. The scope of TFSH’s operations includes the opportunity to facilitate the financing of our products sold in certain areas of Europe.

As of March 31, 2007, TFSH had total assets of $469 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of $423 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of March 31, 2007, the maximum exposure to loss under these guarantees was $25 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage.

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At March 31, 2007, the historical cost of equipment being leased back from the financing companies was approximately $67 million and the minimum lease payments for the remainder of 2007 will be approximately $11 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business, are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At March 31, 2007, we had foreign exchange contracts with a notional value of $1,003.9 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary.

Certain of our obligations, including our senior subordinated notes, bear interest at a fixed interest rate. We entered into an interest rate agreement to convert a fixed rate to a floating rate with respect to $200 million of the principal amount of our indebtedness under our 7-3/8% Senior Subordinated Notes. To maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and we are amortizing it through the debt maturity date.

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

On November 2, 2006 and January 19, 2007, we received subpoenas from the United States Department of Justice, Antitrust Division (“DOJ”) with respect to its investigation into pricing practices in the rock crushing and screening equipment industry.  We are cooperating fully with this investigation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Statement of Operations would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. We adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of January 1, 2007. We adopted this accounting standard on January 1, 2007. See Note C – “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements for the impact of adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of our 2008 fiscal year.  We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting policies related to derivative financial instruments, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. At March 31, 2007, we had foreign exchange contracts with a notional value of $1,003.9 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $1.8 million at March 31, 2007.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate (“LIBOR”). We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At March 31, 2007, approximately 53% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.41%.

At December 31, 2006, we had a $200.0 million interest rate swap that converted a fixed rate to a floating rate. In order to maintain an appropriate balance between floating and fixed rate obligations on our mix of debt, we exited this interest rate swap agreement on January 15, 2007 and paid $5.4 million. We recorded this loss as an adjustment to the carrying value of the hedged debt and we are amortizing it through the debt maturity date.

At March 31, 2007, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2007 would have increased interest expense by approximately $1 million in the three months ended March 31, 2007.

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

In the absence of labor strikes or other unusual circumstances, substantially all materials are normally available from multiple suppliers. Current and potential suppliers are evaluated on a regular basis on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations and availability. To address some of the recent supply constraints we have experienced, for example, we designed and implemented plans to mitigate their impact by using alternate suppliers, leveraging our overall purchasing volumes to obtain favorable quantities and costs, and increasing the price of our products. We continue to search for acceptable alternative supply sources and less expensive supply options on a regular basis. One key TBS initiative has been developing and implementing world-class capability in supply chain management, logistics and global purchasing. We are focusing on gaining efficiencies with suppliers based on our global purchasing power and resources.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because of the material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Annual Report on Form 10-K for the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes. Remediation of this weakness had not yet been fully evidenced and therefore this material weakness continued to exist as of March 31, 2007.

In response to the material weakness identified as of December 31, 2006, we have taken a number of substantial actions and will continue to take further significant steps to strengthen our control processes and procedures in order to remediate such material weakness. We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

The following are among the specific actions taken in our internal control over financial reporting processes during the quarter ended March 31, 2007 to address the material weakness in accounting for income taxes identified as of December 31, 2006:

•	Refined key controls and aligned such controls with the duties of individuals responsible for the compliance process.

•	Expanded the use of quarterly tax provision checklists to strengthen the accuracy of the provision process.

•	Continued to engage an outside provider to assist us in the more complex and labor intensive areas of our income tax accounting and reconciliation processes.

We intend to take further actions to remediate the material weakness identified above as existing as of December 31, 2006, including:

•	Continue the process of validating foreign tax balances by completing the foreign accrual to tax return reconciliation process on a more timely basis.

•	Recruit additional tax personnel in key areas to keep pace with the growth and complexity of our global operations and regulations.

•	Hold additional tax training sessions for tax and financial personnel.

•	Simplify our legal and reporting entity structure to reduce complexity in the tax reporting processes.

•	Complete the testing of our annual tax provisioning processes for the year ending December 31, 2007, validating the changes we have previously implemented.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our team members on our existing policies and procedures in a continual effort to improve our internal control over financial reporting, and will be taking further actions as appropriate. We view this as an ongoing effort to which we will be devoting significant resources and which will need to be maintained and updated over time.

We believe that the foregoing actions have improved and will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in certain claims and litigation arising in the ordinary course of business, which are not considered material to our financial operations or cash flow. For information concerning litigation and other contingencies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contingencies and Uncertainties.”

Item 1A.	Risk Factors

There have been no material changes in the quarterly period ended March 31, 2007 in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about our purchases during the quarter ended March 31, 2007 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)

January 1, 2007 - January 31, 2007	—		—	—	—

February 1, 2007 - February 28, 2007	—		—	—	—

March 1, 2007 - March 31, 2007	79,393	(1)	$68.03	79,200	$194,612

Total	79,393		$68.03	79,200	$194,612

(1)	In March 2007, the Company accepted 193 shares of our common stock from an employee of the Company as payment of option exercise prices.

(2)	In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act) regarding future events or our future financial performance that involve certain contingencies and uncertainties. In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

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

Actual events or our actual future results may differ materially from any forward-looking statement due to these and other risks, uncertainties and significant factors. The forward-looking statements contained herein speak only as of the date of this Quarterly Report and the forward-looking statements contained in documents incorporated herein by reference speak only as of the date of the respective documents. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained or incorporated by reference in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 6.	Exhibits

The exhibits set forth on the accompanying Exhibit Index have been filed as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date: May 3, 2007	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2007	/s/ Jonathan D. Carter
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

10.16

Summary of material terms of CEO 2007 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 29, 2007 and filed with the Commission on April 4, 2007).

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

10.22

Summary of certain terms of the Employment and Compensation Agreement, dated as of July 1, 2005, between Terex Corporation and Ronald M. DeFeo (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 6, 2007 and filed with the Commission on March 8, 2007).

10.23

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