Form 10-Q
period 2007-06-30
TEREX CORP
filed 2007-08-03
CIK 97216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

F O R M 10 – Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of outstanding shares of common stock: 103.1 million as of July 31, 2007.

The Exhibit Index begins on page 47.

INDEX

TEREX CORPORATION AND SUBSIDIARIES

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation (“Terex” or the “Company”) generally speaks as of June 30, 2007 unless specifically noted otherwise, and includes financial information with respect to the following subsidiaries of the Company (all of which are wholly-owned) which were guarantors on June 30, 2007 (the “Guarantors”) of the Company’s 7-3/8% Senior Subordinated Notes due 2014. See Note Q - “Consolidating Financial Statements” to the Company’s June 30, 2007 Condensed Consolidated Financial Statements included in this Quarterly Report.

Guarantor	State or other jurisdiction of incorporation or organization	I.R.S. employer identification number
Amida Industries, Inc.	South Carolina	57-0531390
Cedarapids, Inc.	Iowa	42-0332910
CMI Terex Corporation	Oklahoma	73-0519810
Finlay Hydrascreen USA, Inc.	New Jersey	22-2776883
Genie Financial Services, Inc.	Washington	91-1712115
Genie Holdings, Inc.	Washington	91-1666966
Genie Industries, Inc.	Washington	91-0815489
Genie International, Inc.	Washington	91-1975116
Genie Manufacturing, Inc.	Washington	91-1499412
GFS National, Inc.	Washington	91-1959375
Koehring Cranes, Inc.	Delaware	06-1423888
Powerscreen Holdings USA Inc.	Delaware	61-1265609
Powerscreen International LLC	Delaware	61-1340898
Powerscreen North America Inc.	Delaware	61-1340891
Powerscreen USA LLC	Kentucky	31-1515625
PPM Cranes, Inc.	Delaware	39-1611683
Royer Industries, Inc.	Pennsylvania	24-0708630
Schaeff Incorporated	Iowa	42-1097891
Spinnaker Insurance Company	Vermont	03-0372517
Terex Advance Mixer, Inc.	Delaware	06-1444818
Terex Cranes, Inc.	Delaware	06-1513089
Terex Cranes Wilmington, Inc.	North Carolina	56-1570091
Terex Financial Services, Inc.	Delaware	45-0497096
Terex Mining Equipment, Inc.	Delaware	06-1503634
Terex Utilities, Inc.	Oregon	93-0557703
Terex-RO Corporation	Kansas	44-0565380
Terex-Telelect, Inc.	Delaware	41-1603748

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$2,342.2	$2,020.4	$4,354.9	$3,714.3
Cost of goods sold	1,835.1	1,627.7	3,435.8	3,014.1

Gross profit	507.1	392.7	919.1	700.2
Selling, general and administrative expenses	(222.6)	(185.5)	(433.9)	(351.1)

Income from operations	284.5	207.2	485.2	349.1
Other income (expense)
Interest income	3.5	5.0	6.9	7.2
Interest expense	(14.7)	(26.1)	(28.9)	(50.6)
Loss on early extinguishment of debt	-	(6.7)	(12.5)	(6.7)
Other income (expense) – net	(2.0)	(1.1)	2.6	-
Income from continuing operations before income taxes	271.3	178.3	453.3	299.0

Provision for income taxes	(96.7)	(65.1)	(164.9)	(108.9)
Income from continuing operations	174.6	113.2	288.4	190.1
Income from discontinued operations – net of tax	-	6.0	-	7.9
Net income	$174.6	$119.2	$288.4	$198.0
PER COMMON SHARE:
Basic
Income from continuing operations	$1.70	$1.13	$2.81	$1.90
Income from discontinued operations	-	0.06	-	0.08
Net income	$1.70	$1.19	$2.81	$1.98
Diluted
Income from continuing operations	$1.66	$1.10	$2.75	$1.85
Income from discontinued operations	-	0.06	-	0.08
Net income	$1.66	$1.16	$2.75	$1.93

Weighted average number of shares outstanding in per share calculation
Basic	102.8	100.2	102.5	100.0
Diluted	104.9	102.6	104.7	102.6

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in millions, except par value)

June 30, 2007		December 31, 2006
Assets
Current assets
Cash and cash equivalents	$453.4	$676.7
Trade receivables (net of allowance of $61.5 at June 30, 2007 and $60.3 at December 31, 2006)	1,214.7	950.5
Inventories	1,907.4	1,502.0
Deferred taxes	140.0	132.9
Other current assets	180.3	170.7
Total current assets	3,895.8	3,432.8
Long-term assets
Property, plant and equipment - net	362.3	338.5
Goodwill	636.3	632.8
Deferred taxes	181.1	172.5
Other assets	205.1	209.3

Total assets	$5,280.6	$4,785.9
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$24.5	$227.0
Trade accounts payable	1,246.1	1,034.3
Accrued compensation and benefits	167.8	169.3
Accrued warranties and product liability	120.2	107.6
Other current liabilities	499.2	489.0
Total current liabilities	2,057.8	2,027.2
Non-current liabilities
Long-term debt, less current portion	627.2	536.1
Retirement plans and other	522.2	471.6
Total liabilities	3,207.2	3,034.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 150.0 shares; issued 105.8 and 104.7 shares at June 30, 2007 and December 31, 2006, respectively	1.1	1.0
Additional paid-in capital	970.3	923.7
Retained earnings	959.2	707.3
Accumulated other comprehensive income	204.2	155.2
Less cost of shares of common stock in treasury – 3.9 shares at June 30, 2007 and 3.6 shares at December 31, 2006	(61.4)	(36.2)
Total stockholders’ equity	2,073.4	1,751.0

Total liabilities and stockholders’ equity	$5,280.6	$4,785.9

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$288.4	$198.0
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	30.5	30.4
Amortization	6.1	6.4
Deferred taxes	(4.4)	18.7
Loss on early extinguishment of debt	3.2	1.5
Gain on sale of assets	(5.0)	(1.0)
Stock-based compensation	33.4	24.1
Excess tax benefit from stock-based compensation	(17.2)	(11.0)
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(244.8)	(255.5)
Inventories	(373.7)	(125.2)
Trade accounts payable	192.9	131.7
Accrued compensation and benefits	(13.8)	14.7
Income taxes payable	54.5	41.7
Accrued warranties and product liability	8.4	3.4
Other, net	(47.5)	30.8
Net cash (used in) provided by operating activities	(89.0)	108.7
Investing Activities
Acquisition of businesses, net of cash acquired	-	(33.1)
Capital expenditures	(44.0)	(33.8)
Investments in and advances to affiliates	-	(6.8)
Proceeds from sale of assets	9.7	-
Net cash used in investing activities	(34.3)	(73.7)
Financing Activities
Principal repayments of long-term debt	(200.0)	(100.0)
Excess tax benefit from stock-based compensation	17.2	11.0
Proceeds from stock options exercised	8.1	6.1
Net borrowings (repayments) under credit facility	84.4	0.2
Share repurchase	(24.7)	-
Other, net	1.4	(1.8)
Net cash used in financing activities	(113.6)	(84.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13.6	21.6
Net Decrease in Cash and Cash Equivalents	(223.3)	(27.9)
Cash and Cash Equivalents at Beginning of Period	676.7	553.6
Cash and Cash Equivalents at End of Period	$453.4	$525.7

The accompanying notes are an integral part of these financial statements.

TEREX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

(dollar amounts in millions, unless otherwise noted, except per share amounts)

NOTE A - BASIS OF PRESENTATION

Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America to be included in full year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 has been derived from the audited Consolidated Balance Sheet as of that date.

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

In the opinion of management, all adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Cash and cash equivalents at June 30, 2007 and December 31, 2006 include $3.7 and $2.5, respectively, which was not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform with current period presentation, including the stock split and discontinued operations discussed below.

The Company effected a two-for-one split of its common stock, par value $.01 per share (“Common Stock”) on July 14, 2006, for stockholders of record on June 15, 2006 (the “Stock Split”). Accordingly, all references to the number of shares and per share data for June 30, 2006 reflect this stock split.

On September 29, 2006, the Company completed the sale of its ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006.

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The classification in the income statement of taxes is considered an accounting policy and any change in presentation would require the application of Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” In addition, under the scope of EITF No. 06-3, significant taxes recorded in the Statement of Operations would require disclosure of the accounting policy elected and amounts reflected in gross revenue for all periods presented. Provisions of EITF No. 06-3 are effective for fiscal years beginning after December 15, 2006. The Company adopted this accounting standard on January 1, 2007. Adoption of EITF No. 06-3 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies accounting for uncertainty in tax positions. FIN No. 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. Provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings as of January 1, 2007. The Company adopted this accounting standard on January 1, 2007. See Note C - “Income Taxes” for the impact of adoption of FIN No. 48.

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

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical customer review. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines that the receivable will not be recovered. The Company has off-balance sheet credit exposure related to guarantees provided to financial institutions as disclosed in Note O - “Litigation and Contingencies.” Substantially all receivables were trade receivables at June 30, 2007 and December 31, 2006.

Trade Accounts Payable. At June 30, 2007, $44.2 of book overdrafts are included in Trade accounts payable.

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

A liability for estimated warranty claims is accrued at the time of sale. The non-current portion of the warranty accrual is included in Retirement plans and other non-current liabilities. The liability is established using historical warranty claim experience for each product sold. Historical claim experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Warranty reserves are reviewed quarterly to ensure critical assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes the changes in the consolidated product warranty liability:

Six Months Ended June 30, 2007
Balance at beginning of period	$120.0
Accruals for warranties issued during the period	64.1
Changes in estimates	(5.7)
Settlements during the period	(47.0)
Foreign exchange effect/other	2.4
Balance at end of period	$133.8

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

The Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. The Company also owns much of the North American distribution channel for the utility products group through the Terex Utilities distribution network. These operations distribute, install and rent utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of the Company’s other products, including mixers and aerial devices. The Company also operates a fleet of rental utility products in the United States and Canada. On April 27, 2007, the Company acquired the remaining 50% interest in Duvalpilot Equipment Outfitters, LLC, a distributor of the Company’s products and other light construction equipment, which it did not already own. The Company, through Terex Financial Services, also facilitates loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), a joint venture of the Company and a European financial institution, assists customers in the acquisition of the Company’s products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as general and corporate items for the three and six months ended June 30, 2007 and 2006. Business segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales
Aerial Work Platforms	$640.3	$579.6	$1,188.0	$1,038.1
Construction	502.5	428.9	910.3	762.4
Cranes	544.5	440.6	1,045.3	809.3
Materials Processing & Mining	515.6	406.1	910.9	787.0
Roadbuilding, Utility Products and Other	168.8	195.0	347.6	374.0
Eliminations/Corporate	(29.5)	(29.8)	(47.2)	(56.5)
Total	$2,342.2	$2,020.4	$4,354.9	$3,714.3

Income from Operations
Aerial Work Platforms	$147.0	$110.1	$246.3	$190.0
Construction	23.7	16.6	29.8	19.6
Cranes	56.8	36.9	109.8	62.9
Materials Processing & Mining	63.1	49.1	109.5	90.1
Roadbuilding, Utility Products and Other	4.1	11.6	6.5	19.1
Eliminations/Corporate	(10.2)	(17.1)	(16.7)	(32.6)
Total	$284.5	$207.2	$485.2	$349.1

	June 30, 2007	December 31, 2006
Identifiable Assets
Aerial Work Platforms	$980.5	$838.5
Construction	1,631.5	1,467.9
Cranes	1,408.9	1,271.0
Materials Processing & Mining	1,977.8	1,743.7
Roadbuilding, Utility Products and Other	410.7	388.1
Eliminations/Corporate	(1,128.8)	(923.3)
Total	$5,280.6	$4,785.9

NOTE C - INCOME TAXES

The effective tax rate on continuing operations for the three months ended June 30, 2007 was 35.6%, as compared to an effective rate of 36.5% for the three months ended June 30, 2006. The effective tax rate on continuing operations for the three months ended June 30, 2007 was lower than the prior year period primarily due to changes in the jurisdictional mix of income and the impact of permanent tax items. The effective tax rate on continuing operations for the six months ended June 30, 2007 and 2006 was 36.4%. An income tax expense of $0.8 was recorded within Income from discontinued operations for the six months ended June 30, 2006. There was no income tax expense recorded within Income from discontinued operations for the three months ended June 30, 2006.

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

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Australia, Germany, the United Kingdom and the U.S. Certain subsidiaries of the Company are currently under audit in Germany, the United Kingdom and the U.S. It is reasonably possible that these audits may be completed during the next 12 months. While the amount of uncertain tax benefits with respect to these audits may change within the next twelve months, it is not anticipated that any of the changes will be significant. With few exceptions, including net operating loss carry forwards in the U.S. and Australia, the Company and its subsidiaries are generally no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations for years before 1999.

NOTE D - DISCONTINUED OPERATIONS

On September 29, 2006, the Company completed the sale of Tatra to a group of private equity investors. Tatra is located in the Czech Republic and is a manufacturer of on/off road heavy-duty vehicles for commercial and military applications. The Company received $26.2 in cash consideration for the shares of Tatra. Additionally, $31.6 in cash was received in satisfaction of all intercompany note receivable balances from Tatra. The Company had previously disclosed that it did not consider Tatra to be a core business. The Company recorded an after-tax loss of $7.7 on the disposition of Tatra. Results of Tatra, through the date of its disposition, are presented as Income from discontinued operations - net of tax in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006. Tatra was previously included in the Roadbuilding, Utility Products and Other segment.

NOTE E - EARNINGS PER SHARE

The Company effected the Stock Split on July 14, 2006. Accordingly, all references to the number of shares and per share amounts, for the periods ended June 30, 2006, reflect this Stock Split.

	Three Months Ended June 30, (in millions, except per share data)		Six Months Ended June 30, (in millions, except per share data)
	2007	2006	2007	2006

Income from continuing operations	$174.6	$113.2	$288.4	$190.1
Income from discontinued operations-net of tax	-	6.0	-	7.9
Net income	$174.6	$119.2	$288.4	$198.0

Basic Shares:
Weighted average shares outstanding	102.8	100.2	102.5	100.0

Earnings per share - basic:
Income from continuing operations	$1.70	$1.13	$2.81	$1.90
Income from discontinued operations-net of tax	-	0.06	-	0.08
Net income	$1.70	$1.19	$2.81	$1.98

Diluted shares:
Weighted average shares outstanding	102.8	100.2	102.5	100.0
Effect of dilutive securities:
Stock options and restricted stock awards	2.1	2.4	2.2	2.6

Diluted weighted average shares outstanding	104.9	102.6	104.7	102.6

Earnings per share - diluted:
Income from continuing operations	$1.66	$1.10	$2.75	$1.85
Income from discontinued operations-net of tax	-	0.06	-	0.08
Net income	$1.66	$1.16	$2.75	$1.93

Options to purchase 95 thousand and 48 thousand shares of Terex Common Stock were outstanding during the three months and six months ended June 30, 2006, respectively, but were not included in the computation of diluted shares as the exercise price of these awards exceeded the average market price for the period and the effect would have been anti-dilutive. Restricted stock awards of 138 thousand and 392 thousand shares were outstanding during the three months ended June 30, 2007 and 2006, respectively, and restricted stock awards of 120 thousand and 197 thousand shares were outstanding during the six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted shares because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.

NOTE F - INVENTORIES

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished equipment	$620.6	$456.4
Replacement parts	352.5	320.5
Work-in-process	355.9	267.3
Raw materials and supplies	578.4	457.8
Inventories	$1,907.4	$1,502.0

Reserves for excess and obsolete inventory were $103.7 and $97.9 at June 30, 2007 and December 31, 2006, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2007	December 31, 2006
Property	$48.9	$49.2
Plant	227.3	207.5
Equipment	354.4	313.8
	630.6	570.5
Less: Accumulated depreciation	(268.3)	(232.0)
Property, plant and equipment - net	$362.3	$338.5

NOTE H - EQUIPMENT SUBJECT TO OPERATING LEASES

Operating leases arise from the leasing of the Company’s products to customers. Initial noncancellable lease terms typically range up to 84 months. The net book value of equipment subject to operating leases was approximately $77 and $85 (net of accumulated depreciation of approximately $30 and $40) at June 30, 2007 and December 31, 2006, and is included within Other assets in the Company’s Condensed Consolidated Balance Sheet. The equipment is depreciated on the straight-line basis over the shorter of the estimated useful life or the estimated amortization period of any borrowings collateralized by the asset to its estimated salvage value.

NOTE I - ACQUISITIONS

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

As of June 30, 2007, TFSH had total assets of approximately $485, consisting primarily of financing receivables and lease-related equipment, and total liabilities of approximately $438, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, the Company provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2007, the maximum exposure to loss under these guarantees was approximately $18. Additionally, the Company is required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in the reimbursement to TFSH by the Company of losses to the extent of the Company’s ownership percentage. Because of the capital account balance requirements for TFSH, during the first quarter of 2006, the Company contributed its proportional share of these requirements, which represented an additional $3.4 in cash to TFSH.

NOTE K - GOODWILL

An analysis of changes in the Company’s goodwill by business segment is as follows:

	Terex Aerial Work Platforms	Terex Construction	Terex Cranes	Terex Materials Processing & Mining	Terex Roadbuilding, Utility Products and Other	Total
Balance at December 31, 2006	$104.2	$113.7	$115.2	$221.7	$78.0	$632.8

Acquisitions	-	-	(6.2)	(0.5)	-	(6.7)
Foreign exchange effect and other	0.9	2.7	2.0	4.6	-	10.2

Balance at June 30, 2007	$105.1	$116.4	$111.0	$225.8	$78.0	$636.3

NOTE L - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into an interest rate swap agreement that converted a fixed rate interest payment into a variable rate interest payment. At December 31, 2006, the Company had $200.0 notional amount of this interest rate swap agreement outstanding, which was scheduled to mature in 2014. In order to maintain an appropriate balance between floating and fixed rate obligations on its mix of indebtedness, the Company exited this interest rate swap agreement on January 15, 2007 and paid $5.4. This loss is recorded as an adjustment to the carrying value of the hedged debt and is being amortized through the original debt maturity date of 2014.

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

The Company is also a party to currency exchange forward contracts that generally mature within one year to manage its exposure to changing currency exchange rates. At June 30, 2007, the Company had $1,112.0 of notional amount of currency exchange forward contracts outstanding, most of which mature on or before June 30, 2008. The fair market value of these swaps at June 30, 2007 was a net loss of $2.7. At June 30, 2007, $1,056.0 notional amount ($2.1 of fair value losses) of these swap agreements have been designated as, and are effective as, cash flow hedges of specifically identified transactions. During 2007 and 2006, the Company recorded the change in fair value for these cash flow hedges to Accumulated other comprehensive income, and reclassified to earnings a portion of the deferred gain or loss from Accumulated other comprehensive income as the hedged transactions occurred and were recognized in earnings.

At June 30, 2007, the fair value of all derivative instruments designated as cash flow hedges and fair value hedges have been recorded in the Condensed Consolidated Balance Sheet as an asset of $6.0 and as a liability of $6.9.

Counterparties to currency exchange forward contracts are major financial institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Unrealized net gains (losses) included in Accumulated Other Comprehensive Income (Loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$(0.6)	$(0.6)	$1.0	$(3.0)
Additional gains (losses)	2.6	3.2	(0.5)	3.1
Amounts reclassified to earnings	(2.9)	2.2	(1.4)	4.7
Balance at end of period	$(0.9)	$4.8	$(0.9)	$4.8

The estimated amount of existing pre-tax net losses for derivative contracts recorded in Accumulated other comprehensive income as of June 30, 2007 expected to be reclassified into earnings in the next twelve months is $0.9.

NOTE M - LONG-TERM OBLIGATIONS

7-3/8% Senior Subordinated Notes

As of June 30, 2007, the Company had $298.3 aggregate principal amount of 7-3/8% Senior Subordinated Notes Due 2014 (“7-3/8% Notes”) outstanding. The 7-3/8% Notes are jointly and severally guaranteed by certain domestic subsidiaries of the Company (see Note Q - “Consolidating Financial Statements”). The 7-3/8% Notes are redeemable by the Company beginning in January 2009 at an initial redemption price of 103.688% of principal amount.

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

As of June 30, 2007, the Company had $198.0 of term loans outstanding under the 2006 Credit Agreement. Term loans under the 2006 Credit Agreement bear interest at a rate based on LIBOR plus 1.75%. The weighted average interest rate on the term loans under the 2006 Credit Agreement at June 30, 2007 and December 31, 2006 was 7.11%.

The 2006 Credit Agreement incorporates facilities for issuance of letters of credit. Letters of credit issued under the 2006 Credit Agreement decrease availability under the $700 revolving line of credit.

As of June 30, 2007, the Company had a balance of $110.0 outstanding under the revolving credit component of the 2006 Credit Agreement and letters of credit issued under the 2006 Credit Agreement totaled $145.0. The weighted average interest rate on the outstanding portion of the 2006 Credit Agreement revolving credit component was 8.25% and 5.32% at June 30, 2007 and December 31, 2006, respectively.

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

NOTE N - RETIREMENT PLANS AND OTHER BENEFITS

Pension Plans

U.S. Plans - As of June 30, 2007, the Company maintained four qualified defined benefit pension plans covering certain domestic employees (the “Terex Plans”). The benefits for the plan covering salaried employees are based primarily on years of service and employees’ qualifying compensation during the final years of employment. Participation in the plan for salaried employees was frozen on or before October 15, 2000. The benefits for three plans covering bargaining unit employees are based primarily on years of service and a flat dollar amount per year of service. Participation was frozen effective December 31, 2000 for one plan, February 18, 2006 for another plan, and June 29, 2007 for the third plan. This resulted in a curtailment as defined by SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” during 2006 for two of the plans and unrecognized prior service cost without future economic benefit was recognized as a loss. For all four plans, no participants will be credited with service following the effective dates of their freeze except that participants are credited with post-freeze service for purposes of determining vesting and retirement eligibility only. It is the Company’s policy generally to fund the Terex Plans based on the minimum requirements of the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, bonds, and short-term cash equivalent funds.

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

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$0.6	$0.6	$1.2	$1.0
Interest cost	1.9	1.9	3.8	3.7
Expected return on plan assets	(2.1)	(1.8)	(4.2)	(3.7)
Amortization of prior service cost	-	0.2	-	0.5
Recognized actuarial loss	0.7	0.5	1.3	1.0
Net periodic cost	$1.1	$1.4	$2.1	$2.5

	Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$-	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	-	-	-	0.1
Recognized actuarial loss	0.2	0.1	0.3	0.2
Net periodic cost	$0.4	$0.4	$0.8	$0.8

The Company plans to contribute approximately $3 to its U.S. defined benefit pension plans for the year ending December 31, 2007. During the six months ended June 30, 2007, the Company contributed $1.7 to its U.S. defined benefit pension plans.

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

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic cost:
Service cost	$1.6	$1.6	$3.3	$3.1
Interest cost	3.8	3.2	7.6	6.3
Expected return on plan assets	(1.8)	(1.3)	(3.6)	(2.5)
Amortization of prior service cost	0.3	0.2	0.6	0.4
Recognized actuarial loss	0.4	0.5	0.8	0.8
Net periodic cost	$4.3	$4.2	$8.7	$8.1

The Company plans to contribute approximately $12 to its international defined benefit pension plans for the year ending December 31, 2007. During the six months ended June 30, 2007, the Company contributed $6.2 to its international defined benefit pension plans.

NOTE O - LITIGATION AND CONTINGENCIES

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

The Company’s outstanding letters of credit totaled $145.0 at June 30, 2007. The letters of credit generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet. Certain of the letters of credit serve as collateral guaranteeing the Company’s performance under contracts.

The Company has a letter of credit outstanding covering losses related to two former subsidiaries’ worker compensation obligations. The Company has recorded liabilities for these contingent obligations in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

Customers of the Company from time to time may fund the acquisition of the Company’s equipment through third-party finance companies. In certain instances, the Company may provide a credit guarantee to the finance company, by which the Company agrees to make payments to the finance company should the customer default. The maximum liability of the Company is generally limited to the remaining payments due to the finance company at the time of default. In the event of a customer default, the Company is generally able to recover and dispose of the equipment at a minimal loss, if any, to the Company.

As of June 30, 2007, the Company’s maximum exposure to such credit guarantees was $209.6, including total guarantees issued by Terex Demag, part of the Cranes segment, and Genie, part of the Aerial Work Platforms segment, of $147.7 and $32.5, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given the Company’s position as the original equipment manufacturer and its knowledge of end markets, the Company, when called upon to fulfill a guarantee, generally has been able to liquidate the financed equipment at a minimal loss, if any, to the Company.

Residual Value and Buyback Guarantees

The Company issues residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. The maximum exposure for residual value guarantees issued by the Company totaled $40.3 as of June 30, 2007. The Company is able to mitigate the risk associated with these guarantees because the maturity of these guarantees is staggered, limiting the amount of used equipment entering the marketplace at any one time.

The Company from time to time guarantees that it will buy equipment from its customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2007, the Company’s maximum exposure pursuant to buyback guarantees was $125.9. The Company is able to mitigate the risk of these guarantees because the timing of the buybacks is staggered and through leveraging its access to the used equipment markets provided by the Company’s original equipment manufacturer status.

The Company has recorded an aggregate liability within Other current liabilities and Retirement plans and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $17 for the estimated fair value of all guarantees provided as of June 30, 2007.

NOTE P - STOCKHOLDERS’ EQUITY

Total non-stockholder changes in equity (comprehensive income) include all changes in equity during a period except those resulting from investments by, and distributions to, stockholders. The specific components include: net income, deferred gains and losses resulting from foreign currency translation, pension liability adjustments and deferred gains and losses resulting from derivative hedging transactions. Total non-stockholder changes in equity were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$174.6	$119.2	$288.4	$198.0
Other comprehensive income (loss):
Pension liability adjustment	1.5	(1.5)	1.3	(2.0)
Translation adjustment	37.2	73.7	49.6	93.5
Derivative hedging adjustment	(0.3)	5.4	(1.9)	7.8
Comprehensive income	$213.0	$196.8	$337.4	$297.3

During the first quarter of 2007, the Company granted 650 thousand shares of restricted stock to its employees, with 274 thousand of these shares based on performance targets. Substantially all of these restricted stock awards vest over a four-year period, except 89 thousand of the performance-based awards that vest approximately over a one-year period.

Also, during the first quarter of 2007, 30 thousand shares of restricted stock were granted to executive officers of the Company subject to future performance periods and satisfaction of performance-based targets which are not yet determinable. Accordingly, no expense related to these performance-based shares is included in the Condensed Consolidated Statement of Operations.

During the three and six months ended June 30, 2007, the Company acquired 230 thousand and 309 thousand shares at an aggregate cost of $19.2 and $24.6, respectively, pursuant to a $200 share repurchase program authorized December 15, 2006 and continuing through June 30, 2008. The average price paid per share repurchased under this program was $83.67 and $79.66 for the three and six months ended June 30, 2007, respectively.

On July 17, 2007, the Company's stockholders’ approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company by 150,000,000. As of July 17, 2007, the total number of authorized shares of Common Stock is 300,000,000.

NOTE Q - CONSOLIDATING FINANCIAL STATEMENTS

On November 25, 2003, the Company sold and issued $300 aggregate principal amount of the 7-3/8% Notes. As of June 30, 2007, the 7-3/8% Notes were jointly and severally guaranteed by the following wholly-owned subsidiaries of the Company (the “Wholly-owned Guarantors”): Amida Industries, Inc., Cedarapids, Inc., CMI Terex Corporation, Finlay Hydrascreen USA, Inc., Genie Financial Services, Inc., Genie Holdings, Inc., Genie Industries, Inc., Genie International, Inc., Genie Manufacturing, Inc., GFS National, Inc., Koehring Cranes, Inc., Powerscreen Holdings USA Inc., Powerscreen International LLC, Powerscreen North America Inc., Powerscreen USA LLC, PPM Cranes, Inc., Royer Industries, Inc., Schaeff Incorporated, Spinnaker Insurance Company, Terex Advance Mixer, Inc., Terex Cranes, Inc., Terex Cranes Wilmington, Inc., Terex Financial Services, Inc., Terex Mining Equipment, Inc., Terex Utilities, Inc., Terex-RO Corporation and Terex-Telelect, Inc. All of the guarantees are full and unconditional. No subsidiaries of the Company except the Wholly-owned Guarantors have provided a guarantee of the 7-3/8% Notes.

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$209.0	$792.2	$1,546.5	$(205.5)	$2,342.2
Cost of goods sold	(183.6)	(572.7)	(1,284.3)	205.5	(1,835.1)
Gross profit	25.4	219.5	262.2	-	507.1
Selling, general and administrative expenses	(25.0)	(63.0)	(134.6)	-	(222.6)
Income from operations	0.4	156.5	127.6	-	284.5
Interest income	0.1	0.1	3.3	-	3.5
Interest expense	(2.0)	(4.7)	(8.0)	-	(14.7)
Income from subsidiaries	168.9	-	-	(168.9)	-
Other income (expense) - net	10.6	(0.3)	(12.3)	-	(2.0)
Income from continuing operations before income taxes	178.0	151.6	110.6	(168.9)	271.3
Provision for income taxes	(3.4)	(52.1)	(41.2)	-	(96.7)
Income from continuing operations	174.6	99.5	69.4	(168.9)	174.6
Income from discontinued operations – net of tax	-	-	-	-	-
Net income	$174.6	$99.5	$69.4	$(168.9)	$174.6

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$173.3	$813.7	$1,238.6	$(205.2)	$2,020.4
Cost of goods sold	(148.7)	(635.0)	(1,049.2)	205.2	(1,627.7)
Gross profit	24.6	178.7	189.4	-	392.7
Selling, general and administrative expenses	(30.5)	(51.6)	(103.4)	-	(185.5)
Income (loss) from operations	(5.9)	127.1	86.0	-	207.2
Interest income	3.4	0.2	1.4	-	5.0
Interest expense	(8.0)	(6.6)	(11.5)	-	(26.1)
Loss on early extinguishment of debt	(6.7)	-	-	-	(6.7)
Income from subsidiaries	138.9	-	-	(138.9)	-
Other income (expense) - net	4.7	1.7	(7.5)	-	(1.1)
Income from continuing operations before income taxes	126.4	122.4	68.4	(138.9)	178.3
Provision for income taxes	(7.2)	(0.4)	(57.5)	-	(65.1)
Income from continuing operations	119.2	122.0	10.9	(138.9)	113.2
Income from discontinued operations – net of tax	-	-	6.0	-	6.0
Net income	$119.2	$122.0	$16.9	$(138.9)	$119.2

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$380.6	$1,527.6	$2,845.0	$(398.3)	$4,354.9
Cost of goods sold	(328.5)	(1,139.8)	(2,365.8)	398.3	(3,435.8)
Gross profit	52.1	387.8	479.2	-	919.1
Selling, general and administrative expenses	(49.1)	(125.8)	(259.0)	-	(433.9)
Income from operations	3.0	262.0	220.2	-	485.2
Interest income	0.5	0.3	6.1	-	6.9
Interest expense	(4.4)	(9.0)	(15.5)	-	(28.9)
Loss on early extinguishment of debt	(12.5)	-	-	-	(12.5)
Income from subsidiaries	286.0	-	-	(286.0)	-
Other income (expense) - net	21.9	1.5	(20.8)	-	2.6
Income from continuing operations before income taxes	294.5	254.8	190.0	(286.0)	453.3
Provision for income taxes	(6.1)	(85.0)	(73.8)	-	(164.9)
Income from continuing operations	288.4	169.8	116.2	(286.0)	288.4
Income from discontinued operations – net of tax	-	-	-	-	-
Net income	$288.4	$169.8	$116.2	$(286.0)	$288.4

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly-owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net sales	$342.8	$1,500.7	$2,262.6	$(391.8)	$3,714.3
Cost of goods sold	(299.3)	(1,205.9)	(1,900.7)	391.8	(3,014.1)
Gross profit	43.5	294.8	361.9	-	700.2
Selling, general and administrative expenses	(54.0)	(102.3)	(194.8)	-	(351.1)
Income from operations	(10.5)	192.5	167.1	-	349.1
Interest income	4.0	0.2	3.0	-	7.2
Interest expense	(15.5)	(13.0)	(22.1)	-	(50.6)
Loss on early extinguishment of debt	(6.7)	-	-	-	(6.7)
Income from subsidiaries	264.9	-	-	(264.9)	-
Other income (expense) - net	8.6	4.2	(12.8)	-	-
Income from continuing operations before income taxes	244.8	183.9	135.2	(264.9)	299.0
Provision for income taxes	(46.8)	(0.4)	(61.7)	-	(108.9)
Income from continuing operations	198.0	183.5	73.5	(264.9)	190.1
Income from discontinued operations – net of tax	-	-	7.9	-	7.9
Net income	$198.0	$183.5	$81.4	$(264.9)	$198.0

TEREX CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly- Owned Guarantors	Non- Guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.7	$3.7	$449.0	$-	$453.4
Trade receivables - net	61.9	334.1	818.7	-	1,214.7
Intercompany receivables	34.8	44.4	148.8	(228.0)	-
Inventories	267.7	359.0	1,280.7	-	1,907.4
Other current assets	138.2	(7.7)	189.8	-	320.3
Total current assets	503.3	733.5	2,887.0	(228.0)	3,895.8
Property, plant & equipment - net	32.1	86.3	243.9	-	362.3
Investment in and advances to (from) subsidiaries	1,973.0	27.9	(747.1)	(1,253.8)	-
Goodwill	8.9	236.2	391.2	-	636.3
Other assets	52.1	59.6	274.5	-	386.2

Total assets	$2,569.4	$1,143.5	$3,049.5	$(1,481.8)	$5,280.6

Liabilities and stockholders’ equity
Current liabilities
Notes payable and current portion of long-term debt	$2.0	$6.0	$16.5	$-	$24.5
Trade accounts payable	106.6	293.4	846.1	-	1,246.1
Intercompany payables	51.4	(228.7)	405.3	(228.0)	-
Accruals and other current liabilities	95.9	142.2	549.1	-	787.2
Total current liabilities	255.9	212.9	1,817.0	(228.0)	2,057.8
Long-term debt, less current portion	155.7	152.7	318.8	-	627.2
Retirement plans and other	84.4	72.6	365.2	-	522.2
Stockholders’ equity	2,073.4	705.3	548.5	(1,253.8)	2,073.4

Total liabilities and stockholders’ equity	$2,569.4	$1,143.5	$3,049.5	$(1,481.8)	$5,280.6

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

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(168.0)	$63.8	$15.2	$-	$(89.0)
Cash flows from investing activities
Capital expenditures	(9.7)	(13.4)	(20.9)	-	(44.0)
Proceeds from sale of assets	-	3.2	6.5	-	9.7
Net cash used in investing activities	(9.7)	(10.2)	(14.4)	-	(34.3)
Cash flows from financing activities
Principal repayments of long-term debt	(86.0)	(52.0)	(62.0)	-	(200.0)
Excess tax benefit from stock-based compensation	17.2	-	-	-	17.2
Proceeds from stock options exercised	8.1	-	-	-	8.1
Net borrowings (repayments) under credit facility	107.4	(0.6)	(22.4)	-	84.4
Share repurchase	(24.7)	-	-	-	(24.7)
Other – net	-	-	1.4	-	1.4
Net cash provided by (used in) financing activities	22.0	(52.6)	(83.0)	-	(113.6)
Effect of exchange rate changes on cash and cash equivalents	-	-	13.6	-	13.6
Net (decrease) increase in cash and cash equivalents	(155.7)	1.0	(68.6)	-	(223.3)
Cash and cash equivalents, beginning of period	156.4	2.7	517.6	-	676.7
Cash and cash equivalents, end of period	$0.7	$3.7	$449.0	$-	$453.4

TEREX CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006

(in millions)

	Terex Corporation	Wholly- owned Guarantors	Non- guarantor Subsidiaries	Intercompany Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(112.5)	$44.0	$177.2	$-	$108.7
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	-	-	(33.1)	-	(33.1)
Capital expenditures	(4.2)	(9.9)	(19.7)	-	(33.8)
Investments in and advances to affiliates	-	-	(6.8)	-	(6.8)
Net cash used in investing activities	(4.2)	(9.9)	(59.6)	-	(73.7)
Cash flows from financing activities
Principal repayments of long-term debt	(43.0)	(26.0)	(31.0)		(100.0)
Excess tax benefit from stock-based compensation	11.0	-	-	-	11.0
Proceeds from stock options exercised	6.1	-	-	-	6.1
Net borrowings (repayments) under credit facility	(1.2)	(7.2)	8.6	-	0.2
Other – net	-	-	(1.8)	-	(1.8)
Net cash used in financing activities	(27.1)	(33.2)	(24.2)	-	(84.5)
Effect of exchange rate changes on cash and cash equivalents	-	-	21.6	-	21.6
Net (decrease) increase in cash and cash equivalents	(143.8)	0.9	115.0	-	(27.9)
Cash and cash equivalents, beginning of period	228.9	2.5	322.2	-	553.6
Cash and cash equivalents, end of period	$85.1	$3.4	$437.2	$-	$525.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Our Roadbuilding, Utility Products and Other segment designs, manufactures and markets asphalt and concrete equipment (including pavers, plants, mixers, reclaimers, stabilizers and profilers), landfill compactors and utility equipment (including digger derricks, aerial devices and cable placers), as well as related components and replacement parts. Government, utility and construction customers use these products to build roads, construct and maintain utility lines, trim trees and for other commercial operations. We also own much of the North American distribution channel for the utility products group through our Terex Utilities distribution network. These operations distribute, install and rent our utility aerial devices and digger derricks as well as other products that service the utility industry. They also provide parts and service support for a variety of our other products, including mixers and aerial devices. We also operate a fleet of rental utility products in the United States and Canada. On April 27, 2007, we acquired the remaining 50% interest in Duvalpilot Equipment Outfitters, LLC (“Duvalpilot”), a distributor of our products and other light construction equipment, which we did not already own. Through Terex Financial Services (“TFS”), we also facilitate loans and leases between customers and various financial institutions. In Europe, Terex Financial Services Holding B.V. (“TFSH”), our joint venture with a European financial institution, assists customers in the acquisition of our products.

Included in Eliminations/Corporate are the eliminations among the five segments, as well as certain general and corporate expenses that have not been allocated to the segments.

Overview

We continue to be encouraged by current trends and our performance for the six months ended June 30, 2007. Specifically, we experienced strong sales growth, resulting from continued strong end-markets, previously implemented pricing actions and operational improvements. With regard to sales, a major factor contributing to our performance was the significantly improving economic condition of many of our end-markets and customers, including the global crane market, European demand for compact construction equipment, international demand for aerial work platform products and the market for mobile crushing and screening products, which favorably impacted our financial performance. Global crane and mining equipment demand continues to outpace our current ability to produce and supply product, leading to a large current order backlog. Our construction products have shown signs of improvement relative to the prior year period, as evidenced by our Construction segment’s backlog more than doubling. Our U.S. telehandler and concrete mixer truck businesses continue to experience signs of market contraction, relative to the prior year period.

We anticipate continued strong end-markets for the remainder of 2007, with most products continuing to participate in an expanding global marketplace. For example, we expect opportunities for continued strength internationally in the aerial work platforms and materials processing and mining businesses. Additionally, our crane businesses have been experiencing strong end-market demand globally due to numerous infrastructure initiatives, and they continue to improve their operating performance. Our roadbuilding businesses, and other manufactured products related to infrastructure improvement, other than our concrete mixer truck business, have begun to experience increases in demand, and we expect this to continue throughout 2007. We believe the roadbuilding and utility end-markets are in the early phases of recovery and will offset the slowdown in the concrete mixer truck business, which is impacted by the decline in residential construction spending in the U.S. Our construction businesses are beginning to show improvement in demand. We expect more meaningful short-term improvements from these businesses, as new construction products should contribute to our profitability and growth. Longer term, we plan to build a more cohesive and expansive distribution network and to source production in more efficient and cost effective markets, which should benefit the construction businesses. Specifically, we have scheduled production of compact construction equipment in China to start in the first quarter of 2008.

We continue to implement strategic decisions that are expected to positively contribute to our future financial performance. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008, to reach a more appropriate balance between debt and equity on our balance sheet and we repurchased approximately $25 million of our common stock in the first half of 2007. For the remainder of 2007, we anticipate additional expenditures to support certain business initiatives and objectives, taking advantage of our improved balance sheet position, including expanding the TFS business, developing the Terex “Dealer of the Future” distribution concept and growing Asian manufacturing capability.

In 2005, we introduced the Terex Business System, or “TBS”, an operating initiative aimed at improving our internal processes for the benefit of our customers, stakeholders and team members. The TBS strategy is a long-term initiative to foster continuous improvement in quality, speed and simplicity. We remain committed to delivering strong incremental margin improvements in 2007 by realizing the benefits of pricing actions, volume leverage and an increasingly effective management of supply costs. We will concentrate on the implementation of lean practices across our locations, and continue to strive for a target of 15% working capital investment as a percentage of annualized sales, driven mainly by inventory turn improvement. Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Trade receivables (net of allowance) plus Inventories less Trade accounts payable. As of June 30, 2007, working capital as a percentage of the current quarter’s annualized net sales was 20.0%, higher than in the prior period, due to supplier constraints and anticipation of delivering increased sales activity in the future. We believe that this calculation is a valuable measurement of efficiency in our use of resources. We remain focused on improving our efficiency in working capital management to enhance cash flow performance, break the supplier challenges to our throughput and improve our demand planning capabilities. As a result, we expect a reduction in our level of inventory as the year progresses.

Return on Invested Capital, or ROIC, continues to be the unifying non-GAAP metric we use to measure our operating performance. ROIC measures how effectively we use money invested in our operations. In the first half of 2007, we achieved an ROIC of 41.7%, compared to 28.9% ROIC in the first half of 2006 and our 2007 ROIC target of 41.9%. ROIC is determined by dividing the last four quarters’ Income from operations (including operating income from discontinued operations) by the average of the sum of total stockholders’ equity plus Debt less Cash and cash equivalents for the last five quarters. Debt is calculated using the amounts for Notes payable and current portion of long-term debt plus Long-term debt, less current portion.

RESULTS OF OPERATIONS

On September 29, 2006, we completed the sale of our ownership interest in Terex Czech s.r.o. and Tatra a.s. (collectively, “Tatra”) to a group of private equity investors. Results of Tatra are included as Income from discontinued operations - net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Terex Consolidated

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,342.2	-	$2,020.4	-	15.9%
Gross profit	$507.1	21.7%	$392.7	19.4%	29.1%
SG&A	$222.6	9.5%	$185.5	9.2%	20.0%
Income from operations	$284.5	12.1%	$207.2	10.3%	37.3%

Net sales for the three months ended June 30, 2007 increased $321.8 million when compared to the same period in 2006. Our net sales increased across all segments due to the robust global infrastructure demand, with the exception of our Roadbuilding, Utility Products and Other segment, which reflected a downturn in the North American residential construction market. The favorable impact of foreign currency fluctuations also contributed approximately 4% to net sales.

Gross profit for the three months ended June 30, 2007 increased $114.4 million when compared to the same period in 2006. The increase in gross profit was the result of increasing international business, favorable product mix in certain businesses, and the positive impact of pricing and internal initiatives.

Selling, general and administrative costs (“SG&A”) increased for the three months ended June 30, 2007 by $37.1 million when compared to the same period in 2006. SG&A costs rose in all segments due to increased infrastructure investment and Company-wide initiatives.

Income from operations increased by $77.3 million for the three months ended June 30, 2007 over the comparable period in 2006. We experienced improvement in operating profit in all segments except for Roadbuilding, Utility Products and Other, which experienced a decline.

Terex Aerial Work Platforms

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$640.3	-	$579.6	-	10.5%
Gross profit	$194.9	30.4%	$147.9	25.5%	31.8%
SG&A	$47.9	7.5%	$37.8	6.5%	26.7%
Income from operations	$147.0	23.0%	$110.1	19.0%	33.5%

Net sales for the Aerial Work Platforms segment for the three months ended June 30, 2007 increased $60.7 million when compared to the same period in 2006. The increase in net sales was due to continued demand for our products internationally, particularly in Europe and the Middle East. We experienced increased sales across most product lines, particularly scissor and boom lifts. The increases were offset in part by lower telehandler sales.

Gross profit for the three months ended June 30, 2007 increased $47.0 million for the comparable period in 2006. Favorable shifts in product mix and the impact of prior pricing actions, as well as the favorable impact of foreign currency fluctuations in European and Australian markets, were the primary drivers of this increase. In addition, we continue to benefit from production efficiencies resulting from our lean manufacturing focus.

SG&A costs for the three months ended June 30, 2007 increased $10.1 million when compared to the same period in 2006. Selling and administrative costs increased due to expansion of sales and support services in international markets to support the growth experienced in these regions.

Income from operations for the three months ended June 30, 2007 increased $36.9 million when compared to the same period in 2006. The increase was due to the favorable impact of volume in European markets, the impact of prior pricing actions and product mix, partially offset by the costs of expansion into new and growing markets.

Terex Construction

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$502.5	-	$428.9	-	17.2%
Gross profit	$71.5	14.2%	$58.1	13.5%	23.1%
SG&A	$47.8	9.5%	$41.5	9.7%	15.2%
Income from operations	$23.7	4.7%	$16.6	3.9%	42.8%

Net sales in the Construction segment increased by $73.6 million for the three months ended June 30, 2007 when compared to the same period in 2006. Strong global non-residential construction trends drove demand for compact construction equipment, heavy trucks and material handlers. Additionally, the favorable impact of foreign currency fluctuations accounted for over one-third of the net sales increase.

Gross profit increased $13.4 million when compared to 2006 results for the same period. Gross profit as a percentage of net sales improved due to production efficiencies from increased volume as well as the impact of pricing actions, partially offset by currency challenges resulting from European manufactured goods sold into the North American market.

SG&A costs for the three months ended June 30, 2007 increased $6.3 million from the comparable period in 2006. The increase was primarily due to higher selling costs associated with certain promotional programs and trade show activities combined with the unfavorable impact of foreign currency fluctuations and engineering costs for product improvements.

Income from operations for the three months ended June 30, 2007 increased $7.1 million when compared to the same period in 2006, resulting primarily from improved sales, the impact of pricing actions and production efficiencies.

Terex Cranes

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$544.5	-	$440.6	-	23.6%
Gross profit	$103.0	18.9%	$70.7	16.0%	45.7%
SG&A	$46.2	8.5%	$33.8	7.7%	36.7%
Income from operations	$56.8	10.4%	$36.9	8.4%	53.9%

Net sales for the Cranes segment for the three months ended June 30, 2007 increased by $103.9 million when compared to the same period in 2006. The increase in net sales was due to improvement in all product categories, particularly truck, crawler and all-terrain cranes. The favorable impact of foreign currency fluctuations also contributed approximately 5% to increased net sales.

Gross profit for the three months ended June 30, 2007 increased $32.3 million relative to the same period in 2006. Gross profit benefited from increased sales volume, the positive impact of prior pricing actions and a greater proportion of higher margin crawler cranes in our sales mix, offset partially by increased material costs.

SG&A costs for the three months ended June 30, 2007 increased $12.4 million over the same period in 2006. The increase was primarily driven by increased investment in sales and administrative infrastructure to support increasing sales and production volumes, increased allocation of corporate costs of approximately $5 million and the impact of foreign currency fluctuations.

Income from operations for the three months ended June 30, 2007 increased $19.9 million over the comparable period in 2006. Income from operations in 2007 was positively impacted by higher sales volume and the impact of prior pricing actions.

Terex Materials Processing & Mining

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$515.6	-	$406.1	-	27.0%
Gross profit	$112.2	21.8%	$85.8	21.1%	30.8%
SG&A	$49.1	9.5%	$36.7	9.0%	33.8%
Income from operations	$63.1	12.2%	$49.1	12.1%	28.5%

Net sales in the Materials Processing & Mining segment increased $109.5 million over the comparable period in 2006. With the exception of North America, which was essentially flat, we experienced growth in our mobile crushing and screening product lines worldwide as a result of global infrastructure investment. High commodity prices continued to lead to increased mining product sales.

Gross profit increased by $26.4 million in the three months ended June 30, 2007 over the comparable period in 2006. The increase was due to higher sales volume combined with the impact of prior pricing actions, offset in part by higher costs associated with supplier issues.

SG&A costs increased by $12.4 million relative to the comparable period in 2006. The increase in SG&A expense was due to additional staffing costs to support sales growth, legal costs associated with claims and investigations, as well as an additional allocation of corporate costs of $2.7 million.

Income from operations for the Materials Processing & Mining segment increased $14.0 million over the comparable period in 2006. The increase was a result of higher sales volume and the impact of pricing actions, partially offset by higher operating costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$168.8	-	$195.0	-	(13.4)%
Gross profit	$26.1	15.5%	$30.2	15.5%	(13.6)%
SG&A	$22.0	13.0%	$18.6	9.5%	18.3%
Income from operations	$4.1	2.4%	$11.6	5.9%	(64.7)%

Net sales for the Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2007 decreased $26.2 million when compared to the same period in 2006. The decrease in net sales was primarily due to lower demand for concrete mixer trucks resulting from the downturn in North American residential construction markets. We also experienced softer demand for utility products following strong buying activity in 2006 and early 2007 in advance of the Tier III emissions change that took effect at the beginning of the year.

Gross profit for the three months ended June 30, 2007 decreased $4.1 million when compared to the same period in 2006. Gross profit as a percentage of net sales during this period remained flat when compared with the same period in 2006.

SG&A costs for the three months ended June 30, 2007 increased $3.4 million over the comparable period in 2006. The increase reflects higher engineering and selling costs in roadbuilding operations, as well as continued investment in the support functions in this segment, mainly in the TFS operation, where we invested in staff and information technology resources.

Income from operations for the Roadbuilding, Utility Products and Other segment for the three months ended June 30, 2007 decreased $7.5 million when compared to the same period in 2006. The decrease primarily reflects lower concrete mixer truck volume combined with higher operating costs associated with Company-wide initiatives.

Terex Corporate / Eliminations

	Three Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(29.5)	-	$(29.8)	-	(1.0)%
Income (loss) from operations	$(10.2)	34.6%	$(17.1)	57.4%	(40.4)%

Our consolidated results include the elimination of intercompany sales activity among segments. The reduction in loss from operations versus the prior year reflects the increase of approximately $12 million in allocation of corporate costs to the business segments in 2007 versus the prior year. Corporate costs before allocations to the business segments increased, as we continue to invest in Company-wide initiatives, including supply management, manufacturing strategy, an enterprise management system, marketing and TBS.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2007, our interest expense net of interest income was $11.2 million, or $9.9 million lower than the same period in the prior year. This decrease was primarily related to a $404.1 million reduction in our debt balance during the year.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2007 was an expense of $2.0 million, an increase of $0.9 million when compared to the same period in the prior year, primarily due to non-recurring gains in the prior year related to lease terminations.

Income Taxes

During the three months ended June 30, 2007, we recognized income tax expense of $96.7 million on income from continuing operations before income taxes of $271.3 million, an effective rate of 35.6%, as compared to income tax expense of $65.1 million on income from continuing operations before income taxes of $178.3 million, an effective rate of 36.5%, for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2007 was lower than in the prior year period, primarily due to changes in the jurisdictional mix of income and the impact of permanent tax items. There was no income tax expense recorded within Income from discontinued operations for the three months ended June 30, 2006.

In July 2007, legislation was enacted to reduce the statutory tax rates in Germany and the United Kingdom for years beginning on or after January 1, 2008.  These statutory tax rate reductions will cause the revaluation of deferred tax assets and liabilities in these jurisdictions.  The revaluation will cause a one-time increase in deferred tax expense to be recognized in the third quarter of 2007.  Viewed in isolation, the German and U.K. statutory rate reductions will reduce the effective tax rate in these jurisdictions in 2008 and thereafter.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Terex Consolidated

	Six Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,354.9	-	$3,714.3	-	17.2%
Gross profit	$919.1	21.1%	$700.2	18.9%	31.3%
SG&A	$433.9	10.0%	$351.1	9.5%	23.6%
Income from operations	$485.2	11.1%	$349.1	9.4%	39.0%

Net sales for the six months ended June 30, 2007 increased $640.6 million when compared to the same period in 2006. Our sales increased across most segments, with the exception of Roadbuilding, Utility Products and Other, due to strong global demand across many product categories. Additionally, the favorable impact of foreign currency fluctuations contributed 3% to the net sales increase.

Gross profit for the six months ended June 30, 2007 increased $218.9 million over the comparable period in 2006. Gross profit increased across all segments, with the exception of Roadbuilding, Utility Products and Other. The increase in gross profit was the result of increasing international business, favorable product mix in certain businesses, and the positive impact of pricing initiatives and production efficiencies.

SG&A costs increased for the six months ended June 30, 2007 by $82.8 million when compared to the same period in 2006. Each of the segments’ SG&A costs rose due to increased infrastructure investment and Company-wide initiatives.

Income from operations increased by $136.1 million for the six months ended June 30, 2007 when compared to the same period in 2006. We experienced improvement in operating profit in all segments except for Roadbuilding, Utility Products and Other, which experienced a decline.

Terex Aerial Work Platforms

	Six Months Ended June 30,
	2007		2006
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,188.0	-	$1,038.1	-	14.4%
Gross profit	$341.3	28.7%	$264.9	25.5%	28.8%
SG&A	$95.0	8.0%	$74.9	7.2%	26.8%
Income from operations	$246.3	20.7%	$190.0	18.3%	29.6%

Net sales for the Aerial Work Platforms segment for the six months ended June 30, 2007 increased $149.9 million when compared to the same period in 2006. Net sales increased due to continued international demand for our products, particularly in Europe as well as in the Middle East and, to a lesser extent, improved parts sales. We experienced sales growth across most product lines, particularly in large booms servicing major construction projects, offset in part by lower telehandler sales. The slow down in the U.S. housing market has softened the market for telehandlers.

Gross profit for the six months ended June 30, 2007 increased $76.4 million when compared to the same period in 2006. The strengthening of European markets, the impact of prior pricing actions, favorable product mix and the favorable effect of currency exchange rates primarily drove the increase. In addition, we continue to make progress in controlling costs and improving production efficiencies as a result of our lean manufacturing focus.

SG&A costs for the six months ended June 30, 2007 increased $20.1 million when compared to the same period in 2006. Increased costs were driven by expenditures to support our continued global expansion, which included investment in sales operations in the European market and the opening of a Middle East sales and service office earlier this year. Additionally, we incurred higher engineering costs related to new product development and trade show expenses in the U.S.

Income from operations for the six months ended June 30, 2007 increased $56.3 million over the comparable period in 2006. The increase was the result of a more favorable product mix, the impact of volume in European markets and the favorable impact of foreign currency fluctuations, combined with the impact of prior pricing actions, partially offset by the costs of expansion into new and growing markets and our on-going Company-wide initiatives.

Terex Construction

	Six Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$910.3	-	$762.4	-	19.4%
Gross profit	$121.9	13.4%	$96.0	12.6%	27.0%
SG&A	$92.1	10.1%	$76.4	10.0%	20.5%
Income from operations	$29.8	3.3%	$19.6	2.6%	52.0%

Net sales in the Construction segment increased by $147.9 million for the six months ended June 30, 2007 when compared to the same period in 2006. The increase was due to global non-residential growth in demand for our off-highway trucks and for our compact equipment product lines, particularly in European markets. Additionally, the favorable impact of foreign currency fluctuations accounted for 5% of the net sales growth.

Gross profit increased $25.9 million for the six months ended June 30, 2007 when compared to 2006 results for the same period. Gross profit improved from the prior year due to production cost efficiencies from increased volume and favorable pricing actions, offsetting currency challenges resulting from selling products into the North American market that are manufactured in Terex’s European locations.

SG&A cost for the six months ended June 30, 2007 increased $15.7 million when compared to the same period in 2006. The increase was due to higher selling costs associated with improving our global sales and support network, certain promotional programs, trade show activities and the unfavorable impact of foreign currency fluctuations. We also incurred increased engineering costs associated with product improvements.

Income from operations for the six months ended June 30, 2007 increased $10.2 million when compared to the same period in 2006, resulting primarily from improved sales and the impact of prior pricing actions, partially offset by increased selling and engineering costs.

Terex Cranes

	Six Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,045.3	-	$809.3	-	29.2%
Gross profit	$202.6	19.4%	$125.9	15.6%	60.9%
SG&A	$92.8	8.9%	$63.0	7.8%	47.3%
Income from operations	$109.8	10.5%	$62.9	7.8%	74.6%

Net sales for the Cranes segment for the six months ended June 30, 2007 increased $236.0 million when compared to the same period in 2006. The increase in net sales was due to improvement in all businesses and product categories and the favorable impact of 6% due to foreign currency fluctuations. We are also benefiting from pricing actions implemented during 2006. In addition, approximately $28 million of the increase was due to the inclusion of Sichuan Crane, which was acquired in April 2006.

Gross profit for the six months ended June 30, 2007 increased by $76.7 million relative to the same period in 2006. Gross profit benefited from increased sales volume, the addition of Sichuan Crane, the positive impact of pricing actions and a larger proportion of higher margin crawler cranes in our sales mix, offset partially by increased material costs.

SG&A costs for the six months ended June 30, 2007 increased $29.8 million over the same period in 2006. The increase was primarily due to increased investment in sales and administrative infrastructure to support increasing sales and production volumes, the unfavorable impact of foreign currency fluctuations, additional allocation of Company-wide initiatives of approximately $9 million, as well as the inclusion of Sichuan Crane, which contributed approximately $3 million of the increase.

Income from operations for the six months ended June 30, 2007 increased $46.9 million over the same period in 2006. Income from operations in 2007 was positively impacted by pricing increases in excess of cost pressures from suppliers, the benefit of higher sales volume and the impact of the addition of Sichuan Crane, offset in part by higher operating costs resulting from our significant growth and investment in infrastructure.

Terex Materials Processing & Mining

	Six Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$910.9	-	$787.0	-	15.7%
Gross profit	$202.5	22.2%	$162.1	20.6%	24.9%
SG&A	$93.0	10.2%	$72.0	9.1%	29.2%
Income from operations	$109.5	12.0%	$90.1	11.4%	21.5%

Net sales in the Materials Processing & Mining segment increased $123.9 million for the six months ended June 30, 2007 compared to the same period in 2006. The increase in net sales was attributable to the continued growth of our crushing and screening product lines worldwide, with the exception of North America, where sales remained essentially flat. Increased drilling product and large mining truck sales, resulting from sustained high levels of commodity prices as well as the favorable impact of foreign currency fluctuations, contributed 3% to the increase.

Gross profit increased $40.4 million in the six months ended June 30, 2007 relative to the comparable period in 2006. Gross profit improved because of increased sales volume, the impact of prior pricing actions and a favorable mix of parts volume, combined with improved manufacturing productivity.

SG&A costs increased by $21.0 million in the six months ended June 30, 2007 relative to the comparable period in 2006. The increase in SG&A expense was due to increased personnel and legal costs combined with other infrastructure requirements in support of the segment’s ongoing growth, as well as an additional allocation of corporate costs of approximately $5 million.

Income from operations for the Materials Processing & Mining segment for the six months ended June 30, 2007 increased $19.4 million from the comparable period in 2006. The increase was a result of higher demand for mobile commercial grade crushing and screening equipment, drilling equipment and the impact of pricing actions, partially offset by higher operating and selling costs associated with the segment’s growth.

Terex Roadbuilding, Utility Products and Other

	Six Months Ended June 30,
	2007		2006
	% of Sales			% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$347.6	-	$374.0	-	(7.1)%
Gross profit	$50.2	14.4%	$54.2	14.5%	(7.4)%
SG&A	$43.7	12.6%	$35.1	9.4%	24.5%
Income from operations	$6.5	1.9%	$19.1	5.1%	(66.0)%

Net sales for the Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2007 decreased $26.4 million when compared to the same period in 2006. The decrease in net sales was mainly due to softer demand for concrete mixer trucks resulting from the downturn in the North American residential housing market, partially offset by increased sales of roadbuilding products in Brazil.

Gross profit for the six months ended June 30, 2007 decreased $4.0 million over the comparable period in 2006. Gross profit as a percentage of net sales during this period remained essentially flat when compared to the same period in 2006. Gross profit as a percentage of net sales was negatively impacted by costs related to the continued wind-down of our re-rental fleet and charges associated with Duvalpilot.

SG&A costs for the six months ended June 30, 2007 increased $8.6 million when compared to the same period in 2006. The increase was due to higher engineering costs for new product development, increased selling costs in the roadbuilding business and an increase in the corporate cost allocation, as well as continued investment in the administrative support functions in this segment, mainly in the TFS operation.

Income from operations for the Roadbuilding, Utility Products and Other segment for the six months ended June 30, 2007 decreased $12.6 million when compared to the same period in 2006. The decrease reflects declining concrete mixer truck volume, charges related to the re-rental fleet and Duvalpilot, and higher corporate costs.

Terex Corporate / Eliminations

	Six Months Ended June 30,
	2007		2006
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(47.2)	-	$(56.5)	-	(16.5)%
Income (loss) from operations	$(16.7)	35.4%	$(32.6)	57.7%	(48.8)%

Our consolidated results include the elimination of intercompany sales activity among segments. The reduction in loss from operations versus the prior year reflects the increase of approximately $23 million in the allocation of corporate costs to the business segments in 2007 versus the prior year. Corporate costs before allocations to the business segments increased, as we continue to invest in Company-wide initiatives, including supply management, manufacturing strategy, an enterprise management system, marketing, and TBS.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2007, our interest expense net of interest income was $22.0 million, or $21.4 million lower than the comparable period in the prior year. This decrease was primarily related to a $404.1 million reduction in our debt balance during the year.

Loss on Early Extinguishment of Debt

We recorded a pre-tax charge on early extinguishment of debt of $12.5 million in the six months ended June 30, 2007, which included a $9.3 million expense associated with the call premium for the repayment of $200 million of outstanding debt on January 15, 2007 and $3.2 million of amortization of debt acquisition costs accelerated because of this debt repayment.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2007 was income of $2.6 million, an increase of $2.6 million when compared to the same period in the prior year, primarily due to gains on the sale of assets recorded during the period.

Income Taxes

During the six months ended June 30, 2007, we recognized income tax expense of $164.9 million on income from continuing operations before income taxes of $453.3 million, an effective rate of 36.4%, as compared to income tax expense of $108.9 million on income from continuing operations before income taxes of $299.0 million, an effective rate of 36.4%, for the six months ended June 30, 2006. Income tax expense of $0.8 million was recorded within Income from discontinued operations for the six months ended June 30, 2006.

In July 2007, legislation was enacted to reduce the statutory tax rates in Germany and the United Kingdom for years beginning on or after January 1, 2008.  These statutory tax rate reductions will cause the revaluation of deferred tax assets and liabilities in these jurisdictions.  The revaluation will cause a one-time increase in the effective tax rate to be recognized in the third quarter of 2007.  Viewed in isolation, the German and U.K. statutory rate reductions will reduce the effective tax rate in these jurisdictions in 2008 and thereafter.

LIQUIDITY AND CAPITAL RESOURCES

Our main sources of funding are cash generated from operations, loans from our bank credit facilities and funds raised in capital markets. We believe that cash generated from operations, together with access to our bank credit facilities and cash on hand, provide adequate liquidity to meet our operating and debt service requirements. We had cash and cash equivalents of $453.4 million at June 30, 2007. In addition, we had $472.9 million available for borrowing under our revolving credit facilities at June 30, 2007.

Generating cash from operations depends primarily on our ability to earn net income through the sales of our products and to manage our investment in working capital. We continue to focus on collecting receivables in a timely manner. Consistent with past practice, each quarter we sell receivables to various third party financial institutions through several pre-arranged facilities. During the second quarter of 2007 and 2006, we sold, without recourse, accounts receivable approximating 11% and 12% of our second quarter revenue in 2007 and 2006, respectively, to provide additional liquidity. Discontinuance of these facilities could reduce our liquidity.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•

Many of our customers fund their purchases through third party finance companies that extend credit based on the credit worthiness of the customers and the expected residual value of our equipment. Changes either in the customers’ credit profile or in used equipment values may impact the ability of customers to purchase equipment.

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

•

Our suppliers extend payment terms to us based on our overall credit rating. Declines in our credit rating may impact suppliers’ willingness to extend terms and in turn increase the cash requirements of our business.

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

Traditionally, in many of our businesses, our customers’ peak buying periods, and as a result our sales in these periods, are in the first half of a calendar year because of their need to have new equipment available for the spring, summer and fall construction seasons in the Northern Hemisphere. However, in 2005 and 2006, we saw a changing trend in seasonality, which we expect to continue in 2007, as we have diversified our product offerings and expanded the geographic reach of our products, making our sales less dependent on construction products and sales in the United States and Europe. In addition, high levels of backlog in a number of our segments led to longer wait times and deliveries being accepted later in the year than typical. As a result, in 2005 and 2006, first and second half sales were relatively equal, and we expect substantially similar results in 2007.

Because of our traditional seasonality, we have tended historically to use cash to fund our operations during the first half of a calendar year and generate cash from operations during the second half of the year. As a result of the changing trend in sales in recent years, there has been an accompanying change in cash patterns as well. In both 2005 and 2006, we used cash to fund our operations in the first quarter of the year and generated cash in the remaining three quarters of the year. We expect cash from operations in 2007 to be substantially similar to the 2005 and 2006 pattern. In addition to cash generated from earnings, we expect our cash flow performance in the second half of 2007 to be heavily influenced by our ability to reduce inventory because of efficiency improvements and the easing of supplier constraints.

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

On January 15, 2007, we redeemed the outstanding $200 million principal amount of our 9-1/4% Senior Subordinated Notes due 2011 (the “9-1/4% Notes”). The total cash paid was $218.5 million, and included a call premium of 4.625%, as set forth in the indenture for the 9-1/4% Notes, plus accrued interest of $46.25 per $1,000 principal amount at the redemption date. We recorded pre-tax charges of $12.5 million in the first quarter of 2007 for the call premium and accelerated amortization of debt acquisition costs as a loss on early extinguishment of debt.

The interest rates charged under our bank credit facilities are subject to adjustment based on our consolidated leverage ratio. The weighted average interest rate on the outstanding portion of the revolving credit component under our bank credit facilities was 8.25% and 5.32% at June 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on the term loans under the bank credit facilities was 7.11% at June 30, 2007 and December 31, 2006.

We have also positioned ourselves to repurchase some of our outstanding common stock as conditions warrant. In December 2006, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common shares through June 30, 2008. During the six months ended June 30, 2007, we repurchased 309,200 shares for $24.6 million under this program.

We manage our interest rate risk by maintaining a balance between fixed and floating rate debt, including the use of interest rate derivatives when appropriate. Over the long term, we believe this mix will produce lower interest cost than a purely fixed rate mix without substantially increasing risk.

We continue to review our alternatives to improve capital structure and to reduce debt service costs through a combination of debt refinancing, asset sales and the sale of non-strategic businesses. Our ability to access the capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us, and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. In July 2007, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to allow for easier access to the capital markets. Our ability to access the capital markets is also subject to our timely filing of periodic reports with the SEC. In addition, the terms of our bank credit facility and senior subordinated notes restrict our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash used in operations for the six months ended June 30, 2007 totaled $89.0 million, compared to cash provided by operations of $108.7 million for the six months ended June 30, 2006. This increase in cash used resulted from: higher working capital due to logistics issues related to our increased level of international business, which is causing longer transport times; certain supplier constraints limiting production throughput; and payment of certain longer-term incentive compensation and taxes in the first half of 2007. Cash usage in the first half is consistent with our expectation that cash flow will continue to closely reflect the seasonal trends of our business.

Cash used in investing activities for the six months ended June 30, 2007 was $34.3 million, or $39.4 million less than cash used in investing activities for the six months ended June 30, 2006, primarily due to a cash payment for an acquisition in the prior year period as well as receipt of proceeds from the sale of assets in the current year period, offset in part by higher capital expenditures in the current year.

We used cash for financing activities of $113.6 million for the six months ended June 30, 2007, compared to cash used in financing activities for the six months ended June 30, 2006 of $84.5 million. The change in financing cash flows was primarily due to the repayment of $200 million principal amount of the 9-1/4% Notes in the six months ended June 30, 2007, and share repurchases in the current year, offset by net borrowings under our credit facilities invested in working capital in support of our strong order backlog.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

Our customers, from time to time, may fund the acquisition of our equipment through third-party finance companies. In certain instances, we may provide a credit guarantee to the finance company, by which we agree to make payments to the finance company should the customer default. Our maximum liability is generally limited to the remaining payments due to the finance company at the time of default. In the event of customer default, we are generally able to dispose of the equipment at a minimal loss, if any, to the Company.

As of June 30, 2007, our maximum exposure to such credit guarantees was $209.6 million, including total credit guarantees issued by Terex Demag, part of our Cranes segment, and Genie, part of our Aerial Work Platforms segment, of $147.7 million and $32.5 million, respectively. The terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. Given our position as the original equipment manufacturer and our knowledge of end markets, when called upon to fulfill a guarantee, we have generally been able to liquidate the financed equipment at a minimal loss, if any.

We issue, from time to time, residual value guarantees under sales-type leases. A residual value guarantee involves a guarantee that a piece of equipment will have a minimum fair market value at a future date. As described in Note O – “Litigations and Contingencies” in the Notes to the Condensed Consolidated Financial Statements, our maximum exposure related to residual value guarantees under sales-type leases was $40.3 million at June 30, 2007. We are able to mitigate the risk associated with these guarantees because the maturity of the guarantees is staggered, which limits the amount of used equipment entering the marketplace at any one time.

We guarantee, from time to time, that we will buy equipment from our customers in the future at a stated price if certain conditions are met by the customer. Such guarantees are referred to as buyback guarantees. These conditions generally pertain to the functionality and state of repair of the machine. As of June 30, 2007, our maximum exposure pursuant to buyback guarantees was $125.9 million. We are able to mitigate the risk of these guarantees because the timing of the buybacks is staggered and through leveraging our access to the used equipment markets provided by our original equipment manufacturer status.

We have recorded an aggregate liability within Other current liabilities and Retirement plan and other non-current liabilities in the Condensed Consolidated Balance Sheet of approximately $17 million for the estimated fair value of all guarantees provided as of June 30, 2007.

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

As of June 30, 2007, TFSH had total assets of approximately $485 million, consisting primarily of financing receivables and lease related equipment, and total liabilities of approximately $438 million, consisting primarily of debt issued by the joint venture partner. Prior to March 31, 2006, we provided guarantees related to potential losses arising from shortfalls in the residual values of financed equipment or credit defaults by the joint venture’s customers. As of June 30, 2007, the maximum exposure to loss under these guarantees was approximately $18 million. Additionally, we are required to maintain a capital account balance in TFSH, pursuant to the terms of the joint venture, which could result in our reimbursement to TFSH of losses to the extent of our ownership percentage.

Sale-Leaseback Transactions

Our rental business typically rents equipment to customers for periods of no less than three months. To better match cash outflows in the rental business to cash inflows from customers, we finance the equipment through a series of sale-leasebacks classified as operating leases. The leaseback period is typically 60 months in duration. At June 30, 2007, the historical cost of equipment being leased back from the financing companies was approximately $51 million and the minimum lease payments for the remainder of 2007 will be approximately $6 million.

CONTINGENCIES AND UNCERTAINTIES

Foreign Currencies and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while the costs associated with those revenues are only partly incurred in the same currencies. The major foreign currencies, among others, in which we do business, are the Euro and British Pound. We may, from time to time, hedge specifically identified committed and forecasted cash flows in foreign currencies using forward currency sale or purchase contracts. At June 30, 2007, we had foreign exchange contracts with a notional value of $1,112.0 million.

We manage exposure to interest rates by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintaining an on-going balance between floating and fixed rates on this mix of indebtedness using interest rate swaps when necessary.

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

On November 2, 2006 and January 19, 2007, we received subpoenas from the United States Department of Justice, Antitrust Division (“DOJ”) with respect to its investigation into pricing practices in the rock crushing and screening equipment industry.  We have been cooperating fully with the DOJ and will continue to cooperate fully to furnish the DOJ staff with information needed to complete their investigation.

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

Foreign Exchange Risk

We are exposed to fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, we are exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus functional currencies of our major markets, which include the Euro and British Pound. We assess foreign currency risk based on transactional cash flows and identify naturally offsetting positions and purchase hedging instruments to protect anticipated exposures. At June 30, 2007, we had foreign exchange contracts with a notional value of $1,112.0 million. The fair market value of these arrangements, which represents the cost to settle these contracts, was a net loss of $2.7 million at June 30, 2007.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in the U.S. prime rate and London Interbank Offer Rate (“LIBOR”). We manage interest rate risk by incurring a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain an on-going balance between floating and fixed rates on this mix of indebtedness through the use of interest rate swaps when necessary. At June 30, 2007, approximately 50% of our debt was floating rate debt and the weighted average interest rate for all debt was approximately 7.40%.

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

At June 30, 2007, we performed a sensitivity analysis for our derivatives and other financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2007 would have increased interest expense by approximately $1 million in the six months ended June 30, 2007.

Commodities Risk

Principal materials that we use in our various manufacturing processes include steel, castings, engines, tires, hydraulic cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Our performance may be impacted by extreme movements in material costs and from availability of these materials. As our manufacturing volume has increased, our need for these commodities and manufactured items also has increased, which in turn has created pressure on our existing supplier base to deliver us materials on a timely basis and in sufficient amounts when requested. This supply constraint has been exacerbated because of higher global demand for the same materials caused by recovering end-markets in our product areas and by higher consumption from emerging economies such as China. The inability of suppliers to deliver materials promptly has resulted, and could result, in production delays and increased costs to manufacture our products. Some of the necessary components for which we have experienced supply constraints over the recent past include large off-highway tires, steel and steel products, bearings, gear boxes and various fabricated weldments. Furthermore, as demand for these materials has increased, we have experienced increased costs to obtain these components.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of June 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of the material weakness discussed below. Notwithstanding the material weakness discussed below, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

(b)	Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2007, a material weakness was defined as a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our Annual Report on Form 10-K for the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes. Remediation of this weakness had not yet been fully evidenced and therefore this material weakness continued to exist as of June 30, 2007. Subsequently, the definition of material weakness has been revised as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

The following are among the specific actions taken in our internal control over financial reporting processes during the quarter ended June 30, 2007 to address the material weakness in accounting for income taxes identified as of December 31, 2006:

•	Based on our controls testing performed as of March 31, 2007, we refined our key tax controls and supporting documentation, which will be tested on an ongoing quarterly basis.

•

We developed a more robust internal checklist and questionnaire process to capture and assess information about local business unit and external events that could impact the Company’s income tax provision. In addition, we developed a quarterly FIN No. 48 data collection model to periodically update our FIN No. 48 provision and associated balances.

•	We hired a U.S. based senior tax manager and a tax manager based in the United Kingdom to improve our internal tax resource capability.

We intend to take further actions to remediate the material weakness identified above as existing as of December 31, 2006, including:

•	Continue the process of validating foreign tax balances by completing the foreign accrual to tax return reconciliation process on a more timely basis.

•	Quarterly testing of the key tax controls to ascertain effectiveness, identify potential deficiencies and mitigating controls, and to further enhance our existing processes.

•	Recruit additional tax personnel in key areas to keep pace with the growth and complexity of our global operations and regulations.

•	Hold additional tax training sessions for tax and financial personnel.

•	Simplify our legal and reporting entity structure to reduce complexity in the tax reporting processes.

•	Complete the testing of our annual tax provisioning processes for the year ending December 31, 2007, validating the changes we have previously implemented.

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

In our Annual Report on Form 10-K for the year ended December 31, 2006, we had a risk factor entitled “We currently face limitations on our ability to access the capital markets using short form SEC documents.”  As of May 31, 2007, this risk factor no longer applies, as we regained the ability to access the capital markets using short-form SEC documents as of such date.  There have been no other material changes to our risk factors in the quarterly period ended June 30, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information about our purchases during the quarter ended June 30, 2007 of our common stock that is registered by us pursuant to the Exchange Act.
	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)

April 1, 2007 - April 30, 2007	—		—	—	—

May 1, 2007 - May 31, 2007	30,332	(1)	$83.09	30,000	$192,119

June 1, 2007 - June 30, 2007	200,000		$83.75	200,000	$175,369

Total	230,332		$83.67	230,000	$175,369

(1)	In May 2007, the Company accepted 332 shares of our common stock from an employee of the Company as payment of option exercise prices.

(2)	In December 2006, our Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common shares through June 30, 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held May 17, 2007, Terex stockholders holding a majority of the shares of Common Stock outstanding as of the close of business on March 23, 2007 voted on the three proposals included in the Company’s proxy statement as follows:

	For	Withheld

Proposal 1: To elect nine directors to hold office for one year or until their successors are duly elected and qualified:
Ronald M. DeFeo	87,611,297	2,123,652
G. Chris Andersen	87,442,530	2,292,419
Paula H. J. Cholmondeley	75,789,214	13,945,735
Don DeFosset	77,173,146	12,561,803
William H. Fike	87,463,561	2,271,388
Dr. Donald P. Jacobs	88,772,467	962,482
David A. Sachs	85,367,076	4,367,873
Oren G. Shaffer	86,354,596	3,380,353
Helge H. Wehmeier	88,848,068	886,881

	For	Against	Abstentions	Broker Non-Votes

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for 2007:	87,723,140	1,456,191	555,618

Proposal 3: To amend the Company’s Restated Certificate of Incorporation to increase the number of shares of Common Stock, par value $.01 per share, the Company is authorized to issue to 600,000,000 shares:	39,803,812	49,365,910	565,227

Proposal 4: To approve an amendment and restatement of the Terex Corporation Employee Stock Purchase Plan:	79,319,177	356,506	595,770	9,463,496

Item 5.	Other Information

On July 17, 2007, the Company's stockholders’ approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company by 150,000,000. As of July 17, 2007, the total number of authorized shares of Common Stock is 300,000,000.

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

TEREX CORPORATION
(Registrant)

Date: August 3, 2007	/s/ Phillip C. Widman
Phillip C. Widman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2007	/s/ Jonathan D. Carter
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

3.4

Certificate of Amendment of the Certificate of Incorporation of Terex Corporation dated July 17, 2007 (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated July 17, 2007 and filed with the Commission on July 17, 2007).

3.5	Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.2 to the Form 10-K for the year ended December 31, 1997 of Terex Corporation, Commission File No. 1-10702).
4.1

Indenture, dated as of November 25, 2003, between Terex Corporation, the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.10 to Form S-4 Registration Statement of Terex Corporation, Registration No. 333-112097).

4.2

Indenture, dated July 20, 2007, between Terex Corporation and HSBC Bank USA, National Association, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4.1 to the Form S-3 Registration Statement of Terex Corporation, Registration No. 333-144796).

4.3

Indenture, dated July 20, 2007, between Terex Corporation and HSBC Bank USA, National Association, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4.2 to the Form S-3 Registration Statement of Terex Corporation, Registration No. 333-144796).

10.1	1994 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 1994 of Terex Corporation, Commission File No. 1-10702).
10.2	Terex Corporation Amended and Restated Employee Stock Purchase Plan. *
10.3	1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement of Terex Corporation, Registration No. 333-03983).
10.4

Amendment No. 1 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.5

Amendment No. 2 to 1996 Terex Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-K for the year ended December 31, 1999 of Terex Corporation, Commission File No. 1-10702).

10.6	Terex Corporation 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10-Q for the quarter ended March 31, 2000 of Terex Corporation, Commission File No. 1-10702).
10.7	Terex Corporation 2000 Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702).
10.8

Form of Restricted Stock Agreement under the Terex Corporation 2000 Incentive Plan between Terex Corporation and participants of the 2000 Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 1, 2005 and filed with the Commission on January 5, 2005).

10.9

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

10.11

Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Form 10-Q for the quarter ended March 31, 2004 of Terex Corporation, Commission File No. 1-10702).

10.12

Summary of material terms of non-CEO 2006 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 7, 2006 and filed with the Commission on March 13, 2006).

10.13

Summary of material terms of CEO 2006 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated March 28, 2006 and filed with the Commission on April 3, 2006).

10.14

Summary of material terms of non-CEO 2007 performance targets under the Terex Corporation 2004 Annual Incentive Compensation Plan (incorporated by reference to Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.15

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

10.26

Offer Letter, dated as of January 5, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.27

Letter Agreement, dated as of December 15, 2006, between Terex Corporation and Colin Robertson (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 13, 2006 and filed with the Commission on December 19, 2006).

10.28

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